Form 10-Q
period 2002-03-31
ALLSTATE LIFE INSURANCE CO
filed 2002-05-15
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-31248

ALLSTATE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Illinois (State of Incorporation)	36-2554642 (I.R.S. Employer Identification No.)
3100 Sanders Road Northbrook, Illinois (Address of principal executive offices)	60062 (Zip Code)

847/402-5000
(Registrant's telephone number, including area code)

        INDICATE BY CHECKMARK WHETHER THE REGISTRANT: HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

Yes ☐    No ☒

        AS OF MAY 15, 2002, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2002

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2002 and 2001 (unaudited)	1
	Condensed Consolidated Statements of Financial Position as of March 31, 2002 (unaudited) and December 31, 2001	2
	Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2002 and 2001 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
	Independent Accountants' Review Report	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	28

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)
	2002	2001
	(Unaudited)
Revenues
Premiums	$231	$226
Contract charges	213	199
Net investment income	710	700
Realized capital gains and losses	(85)	(77)

	1,069	1,048
Costs and expenses
Contract benefits	328	362
Interest credited to contractholders' funds	413	380
Amortization of deferred policy acquisition costs	87	89
Operating costs and expenses	108	113

	936	944
Income from operations before income tax expense and cumulative effect of change in accounting principle	133	104
Income tax expense	46	31

Income before cumulative effect of change in accounting principle	87	73
Cumulative effect of change in accounting for derivatives and embedded derivative financial instruments, after-tax	—	6

Net income	$87	$67

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $37,136 and $35,718)	$38,428	$37,226
Mortgage loans	5,403	5,450
Equity securities, at fair value (cost $218 and $196)	217	201
Short-term	1,131	672
Policy loans	673	673
Other	79	75

Total investments	45,931	44,297
Cash	188	130
Deferred policy acquisition costs	3,151	2,997
Reinsurance recoverables, net	1,005	950
Accrued investment income	508	479
Other assets	249	182
Separate Accounts	13,799	13,587

Total assets	$64,831	$62,622

Liabilities
Contractholders' funds	$33,775	$32,301
Reserve for life-contingent contract benefits	8,584	8,632
Unearned premiums	10	9
Payable to affiliates, net	73	74
Other liabilities and accrued expenses	2,621	2,053
Deferred income taxes	542	569
Separate Accounts	13,799	13,587

Total liabilities	59,404	57,225

Commitments and Contingent Liabilities (Note 3)
Shareholder's Equity
Redeemable preferred stock—series A, $100 par value, 1,500,000 shares authorized, 1,035,610 shares issued and outstanding	104	104
Redeemable preferred stock—series A subscriptions receivable	—	(14)
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	717	717
Retained income	3,991	3,948
Accumulated other comprehensive income:
Unrealized net capital gains and losses	609	636
Unrealized foreign currency translation adjustments	1	1

Total accumulated other comprehensive income	610	637

Total shareholder's equity	5,427	5,397

Total liabilities and shareholder's equity	$64,831	$62,622

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions)
	2002	2001
	(Unaudited)
Cash flows from operating activities
Net income	$87	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(56)	(64)
Realized capital gains and losses	85	77
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	6
Interest credited to contractholders' funds	413	345
Changes in:
Contract benefit and other insurance reserves	1	(7)
Unearned premiums	1	3
Deferred policy acquisition costs	(42)	(63)
Reinsurance recoverables	(58)	(9)
Income taxes payable	(13)	24
Other operating assets and liabilities	50	42

Net cash provided by operating activities	468	421

Cash flows from investing activities
Proceeds from sales
Fixed income securities	2,515	2,263
Equity securities	28	172
Investment collections
Fixed income securities	1,003	632
Mortgage loans	164	76
Investments purchases
Fixed income securities	(4,855)	(4,340)
Equity securities	(49)	(127)
Mortgage loans	(119)	(257)
Acquisitions, net of cash received	—	66
Change in short-term investments, net	(183)	303
Change in other investments, net	(12)	18

Net cash used in investing activities	(1,508)	(1,194)

Cash flows from financing activities
Proceeds from issuance of redeemable preferred stock	14	—
Contractholder fund deposits	2,099	2,128
Contractholder fund withdrawals	(971)	(1,316)
Dividends paid	(44)	(31)

Net cash provided by financing activities	1,098	781

Net increase in cash	58	8
Cash at beginning of period	130	58

Cash at end of period	$188	$66

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of Allstate Life Insurance Company ("ALIC") and its wholly owned subsidiaries (together with ALIC, the "Company"). ALIC is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation").

        The condensed consolidated financial statements and notes as of March 31, 2002, and for the three month periods ended March 31, 2002 and 2001, are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10 for the year ended December 31, 2001 dated April 24, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2002 and year-end 2001 presentations, certain amounts in the prior year's condensed consolidated financial statements have been reclassified.

New accounting standards

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value as opposed to an undiscounted basis. With respect to goodwill amortization, the Company adopted SFAS No. 142 effective January 1, 2002. The result of the application of the non-amortization provisions of SFAS 142 for goodwill is not material for the three months ended March 31, 2002. At March 31, 2002, the Company had goodwill of $8 million. Pursuant to transition provisions of SFAS No. 142, the Company will complete its test for goodwill impairment during the second quarter 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. The cumulative effect of accounting change recorded will not be material to the consolidated results of operations or financial position of the Company.

2.    Reinsurance

        The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company continues to have primary liability as the direct insurer for risks reinsured. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of loss reserves. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company cedes a portion of the mortality risk on certain term life policies with a pool of reinsurers.

        Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract.

        The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended March 31,
(in millions)
	2002	2001
Premiums and Contract Charges
Direct	$511	$457
Assumed
Affiliate	9	13
Non-affiliate	17	17
Ceded—non-affiliate	(93)	(62)

Premiums and contract charges, net of reinsurance	$444	$425

        The effects of reinsurance on contract benefits are as follows:

	Three Months Ended March 31,
(in millions)
	2002	2001
Contract Benefits
Direct	$420	$398
Assumed
Affiliate	5	11
Non-affiliate	8	6
Ceded
Affiliate	—	—
Non-affiliate	(105)	(53)

Contract benefits, net of reinsurance	$328	$362

3.    Commitments and Contingent Liabilities

Regulations and legal proceedings

        The Company's business is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance businesses, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

        The Company is defending various lawsuits that allege that it engaged in business or sales practices inconsistent with various state insurance statutes. One statewide class action alleges that the Company violated Florida insurance statutes in the sale of credit insurance. The judge has granted a partial summary judgment against the Company; however, damages have not yet been determined. The Company is vigorously defending these lawsuits. The outcome of these disputes is currently uncertain.

        Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

4.    Business Segments

        Summarized financial performance data for each of the Company's reportable segments for the three months ended March 31, are as follows:

	Three months Ended March 31,
(in millions)
	2002	2001
Income from operations before income taxes and cumulative effect of change in accounting principle
Retail
Premiums and contract charges	$356	$363
Net investment income	438	418
Realized capital gains and losses	(57)	(55)
Contract benefits	150	178
Interest credited to contractholders' funds	291	266
Amortization of deferred policy acquisition costs	86	88
Operating costs and expenses	94	104

Retail income from operations before income taxes and cumulative effect of change in accounting principle	116	90

Structured Financial Products
Premiums and contract charges	88	62
Net investment income	272	282
Realized capital gains and losses	(28)	(22)
Contract benefits	178	184
Interest credited to contractholders' funds	122	114
Amortization of deferred policy acquisition costs	1	1
Operating costs and expenses	14	9

Structured Financial Products income from operations before income taxes and cumulative effect of change in accounting principle	17	14

Consolidated income from operations before income taxes and cumulative effect of change in accounting principle	$133	$104

        Summarized revenue data for each of the Company's reportable segments for the three months ended March 31, are as follows:

	Three months ended March 31,
(in millions)
	2002	2001
Revenues
Retail
Premiums and contract charges	$356	$363
Net investment income	438	418
Realized capital gains and losses	(57)	(55)

Total Retail	737	726

Structured Financial Products
Premiums and contract charges	88	62
Net investment income	272	282
Realized capital gains and losses	(28)	(22)

Total Structured Financial Products	332	322

Consolidated Revenues	$1,069	$1,048

5.    Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended March 31,
	2002			2001
(in millions)
	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized net capital gains and losses and net gains on derivative financial instruments
Unrealized holding (losses) gains arising during the period	$(119)	$42	$(77)	$160	$(56)	$104
Less: reclassification adjustments	(77)	27	(50)	(83)	29	(54)

Unrealized net capital gains and losses	(42)	15	(27)	243	(85)	158
Cumulative effect of change in accounting for derivative financial instruments	—	—	—	(1)	—	(1)
Net gains on derivative financial instruments arising during the period	—	—	—	3	(1)	2
Less: reclassification adjustments	—	—	—	2	(1)	1

Net gains on derivative financial instruments	—	—	—	—	—	—

Unrealized net capital (losses) gains and net gains on derivative financial instruments	(42)	15	(27)	243	(85)	158

Other comprehensive income	$(42)	$15	(27)	$243	$(85)	158

Net income			87			67

Comprehensive income			$60			$225

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholder of
Allstate Life Insurance Company:

        We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the "Company", an affiliate of The Allstate Corporation) as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive income, shareholder's equity, and cash flows for the year then ended, not presented herein. In our report dated February 20, 2002 (March 28, 2002 as to Note 18), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 9, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations for the Three Month Periods Ended March 31, 2002 and 2001

        The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company ("Allstate Life") and its wholly owned subsidiaries (together with Allstate Life, the "Company"). Allstate Life is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and related notes thereto in Item 2. and Item 13. on Form 10 for the year ended December 31, 2001.

Consolidated Revenues

For the three months ended March 31,	2002	2001
(in millions)
Retail premiums and contract charges	$356	$363
Structured Financial Products premiums and contract charges	88	62
Net investment income	710	700
Realized capital gains and losses	(85)	(77)

Total consolidated revenues	$1,069	$1,048

        Consolidated revenues increased 2.0% in the first quarter of 2002 when compared to the first quarter of 2001. Increased premiums and contract charges in the Structured Financial Products segment as well as increases in contract charges in the Retail segment were offset by decreases in premiums in the Retail segment. Net investment income increased 1.4% primarily due to increased investment balances, partially offset by lower portfolio yields.

Consolidated Net Income

For the three months ended March 31,	2002	2001
(in millions)
Net income
Retail	$76	$72
Structured Financial Products	11	(5)

Total consolidated net income	$87	$67

        The Company experienced a 29.9% increase in net income in the first quarter of 2002 as compared to the first quarter of 2001. This is due to increased operating results in the Structured Financial Products business due to investment margin growth and increased operating results in the Retail business due to improved mortality margins and lower operating expenses.

RETAIL OPERATIONS

        Summarized financial data and key operating measures for Retail's operations are presented in the following table.

For the three months ended March 31,	2002	2001
(in millions)
Statutory premiums and deposits(1)	$1,625	$1,781

Investments	$27,223	$24,686
Separate Accounts assets	13,422	12,910

Investments, including Separate Accounts assets	$40,645	$37,596

GAAP Premiums	$151	$170
Contract charges	205	193
Net investment income	438	418

	794	781

Contract benefits	150	178
Interest credited to contractholders' funds	291	266
Amortization of deferred policy acquisition costs ("DAC")	92	87
Operating costs and expenses	94	104

	627	635

Operating income before tax	167	146
Income tax expense	58	47

Operating income(2)	109	99
Realized capital gains and losses, after-tax(3)	(33)	(36)
Cumulative effect of change in accounting principle, after-tax	—	9

Net income	$76	$72

(1)
Statutory premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends.

(2)
For a complete definition of operating income, see the operating income discussion beginning on page 14.

(3)
Reconciliation of Realized capital gains and losses

For the Three Months Ended March 31,	2002	2001
(in millions)
Realized capital gains and losses	$(57)	$(55)
Reclassification of Amortization of DAC	6	(1)
Reclassification of Income tax benefit	18	20

Realized capital gains and losses, after-tax	$(33)	$(36)

Statutory premiums and deposits

        Statutory premiums and deposits is a measure used by management to analyze sales trends. Statutory premiums and deposits includes premiums on insurance policies, and premiums and deposits on annuities, determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the states in which Allstate Life and its insurance subsidiaries are domiciled, and all other funds received from customers on deposit-type products which are treated as liabilities. The statutory accounting practices differ in certain, material aspects from generally accepted accounting principles in the United States of America ("GAAP").

        The following table summarizes statutory premiums and deposits for the Retail segment by product line:

For the three months ended March 31,	2002	2001
(in millions)
Life products
Interest-sensitive	$212	$199
Traditional life	87	90
Other	75	90

Total life products	374	379
Investment contracts
Fixed annuities	644	589
Variable Separate Accounts	607	813

Total investment products	1,251	1,402

Total statutory premiums and deposits	$1,625	$1,781

        Total Retail statutory premiums and deposits decreased 8.8% to $1.63 billion in the first quarter of 2002 from $1.78 billion in the first quarter of 2001. This decrease was due primarily to declines in Variable Separate Accounts product sales. These declines were partly offset by increased sales of fixed annuities and interest-sensitive life products. The decline in Variable Separate Accounts product sales is a reflection of the continuing overall decline in the variable annuity market caused by economic and market conditions during the quarter.

        The Company's sales for this segment during 2002 continue to reflect changes in consumer preferences. Through the use of multiple distribution channels and a wide range of product offerings, the Company is well positioned to meet changing consumer needs.

        The following table summarizes statutory premiums and deposits for the Retail segment by distribution channel:

For the three months ended March 31,	2002	2001
(in millions)
Allstate agencies	$352	$251
Independent agents	400	370
Financial services firms	793	1,083
Direct marketing	80	77

Total statutory premiums and deposits	$1,625	$1,781

GAAP premiums and contract charges

        GAAP premiums and contract charges represent premium generated from traditional life products which have significant mortality or morbidity risk, and contract charges generated from interest-sensitive life products and investment contracts which classify deposits as contractholder funds. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and early surrender.

        The following table summarizes GAAP premiums and contract charges for the Retail segment:

For the three months ended March 31,	2002	2001
(in millions)
Premiums
Traditional life	$95	$95
Other	56	75

Total premiums	151	170

Contract charges
Interest-sensitive life	139	123
Variable Separate Accounts	47	49
Investment contracts	19	21

Total contract charges	205	193

Total GAAP Premiums and Contract Charges	$356	$363

        In the first quarter of 2002, total Retail premiums decreased 11.2% compared to the same period of 2001 due to a decrease in other premiums. The decrease in other premiums is comprised of a decrease in accident and health premiums that result from a reinsurance agreement with an alliance partner entered into during the fourth quarter of 2001.

        Total Retail contract charges increased 6.2% during the first quarter of 2002 compared to the same period in 2001 due to net new deposits, partly offset by declines in account balances due to market conditions. Contract charges on Variable Separate Accounts products are generally calculated as a percentage of each account value and therefore are impacted by market volatility.

        The following table summarizes GAAP premiums and contract charges for the Retail segment by distribution channel:

For the three months ended March 31,	2002	2001
(in millions)
Premiums
Allstate agencies	$52	$54
Independent agents	15	14
Direct marketing	84	102

Total premiums	151	170

Contract charges
Allstate agencies	91	85
Independent agents	65	56
Financial services firms	49	52
Total contract charges	205	193

Total premiums and contract charges	$356	$363

Operating income

        Operating income is a measure used by the Company's management to evaluate the profitability of each segment. Operating income is defined as income before the cumulative effect of changes in accounting principle, after-tax, excluding the after-tax effects of realized capital gains and losses. In this management measure, the effects of realized capital gains and losses have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of insurers. These operating results should not be considered as a substitute for any GAAP measure of performance. A reconciliation of operating income to net income is provided in the table on page 11. The Company's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

For the three months ended March 31,	2002	2001
(in millions)
Investment margin	$141	$150
Mortality margin	121	95
Maintenance charges	74	73
Surrender charges	17	19
Operating costs and expenses	(186)	(191)
Income tax expense on operations	(58)	(47)

Operating income	$109	$99

        In the first quarter of 2002, operating income for the Retail segment increased 10.1% over the first quarter of 2001 due primarily to increases in the mortality margin and lower operating costs and expenses partially offset by a decrease in the investment margin.

        Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders and interest expense, decreased 6.0% for this segment during the first quarter of 2002 compared to the same period of 2001. The decrease is a result of a decline in invested asset yields during the period partially offset by a 10.8% growth in invested assets compared to the first quarter of 2001 as well as lower crediting rates. In late 2001 and the first quarter of 2002, management has been more aggressive in reducing crediting rates on some products, in accordance with policy contract terms, to reflect the general decline in invested asset yields. The differences between average investment yields and interest-crediting rates were comparable by product in the first quarter of 2002 and the prior year first quarter.

        Mortality margin, which represents premiums and cost of insurance charges in excess of related policy benefits, increased 27.4% for this segment during the first quarter of 2002 compared to the same period of 2001due to increased revenue growth from new business and lower death benefits on Variable Separate Accounts contracts. Mortality and morbidity loss experience can cause benefit payments to fluctuate from period to period while underwriting and pricing guidelines are based on a long-term view of the trends in mortality and morbidity.

        Costs and expenses decreased 2.6% during the first quarter of 2002 compared to the same period of 2001 due to higher DAC amortization being more than offset by lower distribution expenses incurred on growth initiatives and back office operations.

RETAIL INVESTMENT RESULTS

Pretax net investment income increased 4.8% for the Retail segment in the first quarter of 2002 compared to the same period in 2001. The increase was due to increased Retail investment balances, partially offset by lower portfolio yields. Retail investment balances, excluding assets invested in Separate Accounts and unrealized capital gains on fixed income securities, increased 10.8%.

        After-tax realized capital losses for this segment were $33 million in the first quarter of 2002, a decrease of 8.3% compared to the first quarter of 2001. After-tax realized capital gains and losses are presented net of the effects of DAC amortization and additional future policy benefits to the extent that such effects resulted from the recognition of realized capital gains and losses.

        The following table describes the factors driving the after-tax realized capital gains and losses results.

For the three months ended March 31,	2002	2001
(in millions)
Investment write-downs	$(11)	$(17)
Portfolio trading	(18)	6
Valuation of derivative securities	(8)	(25)

Subtotal	(37)	(36)
Reclassification of amortization of DAC	4	—

Realized capital gains and losses, after-tax	$(33)	$(36)

STRUCTURED FINANCIAL PRODUCTS OPERATIONS

        Summarized financial data and key operating measures for Structured Financial Product's operations are presented in the following table.

For the three months ended March 31,	2002	2001
(in millions)
Statutory premiums and deposits(1)	$990	$993

Investments	$18,708	$16,430
Separate Accounts assets	377	917

Investments, including Separate Accounts assets	$19,085	$17,347

GAAP Premiums	$80	$56
Contract charges	8	6
Net investment income	272	282

	360	344

Contract benefits	178	184
Interest credited to contractholders' funds	122	114
Amortization of deferred policy acquisition costs	1	1
Operating costs and expenses	14	9

	315	308

Operating income before tax	45	36
Income tax expense	16	12

Operating income(2)	29	24
Realized capital gains and losses, after-tax(3)	(18)	(14)
Cumulative effect of change in accounting principle, after-tax	—	(15)

Net income	$11	$(5)

(1)
Statutory premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends.

(2)
For a complete definition of operating income, see the operating income discussion beginning on page 18.

(3)
Reconciliation of Realized capital gains and losses

For the Three Months Ended March 31,	2002	2001
(in millions)
Realized capital gains and losses	$(28)	$(22)
Reclassification of Amortization of DAC	—	—
Reclassification of Income tax benefit	10	8

Realized capital gains and losses, after-tax	$(18)	$(14)

Statutory premiums and deposits

        Statutory premiums and deposits is a measure used by management to analyze sales trends. Statutory premiums and deposits includes premiums on insurance policies, and premiums and deposits on annuities, determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the states in which Allstate Life and its insurance subsidiaries are domiciled, and all other funds received from customers on deposit-type products which are treated as liabilities. The statutory accounting practices differ in certain, material aspects from GAAP.

        The following table summarizes statutory premiums and deposits for the Structured Financial Products segment by product line:

For the three months ended March 31,	2002	2001
(in millions)
Investment contracts
Funding agreements	$798	$841
Structured settlement annuities	182	103
Guaranteed investment contracts	9	49
Other	1	—

Total statutory premiums and deposits	$990	$993

        Total statutory premiums and deposits in the first quarter of 2002 were comparable to the same period of 2001. The increase in sales of structured settlement annuities was more than offset by lower sales of funding agreements to special purpose entities ("SPEs") issuing medium-term notes, as compared to the relatively high level during the first quarter of 2001 as well as a decrease in sales of guaranteed investment contracts. Period to period fluctuations in sales of structured financial products, including funding agreements, are largely due to management's assessment of market opportunities.

GAAP premiums and contract charges

        GAAP premiums and contract charges represent premium generated from immediate annuities with life contingencies including certain structured settlement annuities which have significant mortality or morbidity risk and contract charges generated from contractholder funds. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of issuance and early withdrawal.

        In the first quarter of 2002, premiums from structured settlement annuities with life contingencies increased 42.9% to $80 million compared to the same period of 2001. Structured settlement annuities are a type of immediate annuity. Under GAAP accounting requirements, only immediate annuities with life contingencies are recognized in premiums. Those immediate annuities without life contingencies are directly recorded as liabilities and therefore generate contract charges. Market conditions and consumer preferences drive the mix of immediate annuities sold with or without life contingencies, which causes fluctuations in the overall level of GAAP premiums.

        Contract charges were $8 million during the first quarter of 2002 compared to $6 million in the same period of 2001.

Operating income

        Operating income is a measure used by the Company's management to evaluate the profitability of each segment. Operating income is defined as income before the cumulative effect of changes in accounting principle, after-tax, excluding the after-tax effects of realized capital gains and losses. In this management measure, the effects of realized capital gains and losses have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of insurers. These operating results should not be considered as a substitute for any GAAP measure of performance. A reconciliation of operating income to net income is provided in the table on page 16. The Company's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

For the three months ended March 31,	2002	2001
(in millions)
Investment margin	$52	$35
Mortality margin	1	5
Maintenance charges	7	6
Operating costs and expenses	(15)	(10)
Income tax expense on operations	(16)	(12)

Operating income	$29	$24

        In the first quarter of 2002, operating income for the Structured Financial Products segment increased 20.8% due primarily to increases in the investment margin partially offset by increases in operating costs and expenses.

        Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders and interest expense, increased 48.6% for this segment during the first quarter of 2002 compared to the same period of 2001. The increase is a result of a 17.3% growth in invested assets compared to the first quarter of 2001 as well as lower crediting rates offered to structured financial products' customers partially offset by a decline in invested asset yields. The growth in invested assets reflects the net growth in in-force business during the year from new sales, less contract benefits and maturities.

        Mortality margin, which represents premiums and cost of insurance charges in excess of related policy benefits, decreased 80.0% for this segment to $1 million during the first quarter of 2002 compared to the same period of 2001 due to unfavorable mortality results on immediate annuities, which for these products indicate a lower death rate. Most life insurance contracts are negatively affected by increases in death rates as policyholders receive their full death benefits even though premiums are collected over a shorter period of time than priced for based on their life expectancy from actuarial mortality tables. The immediate annuities sold with a life contingency through the Structured Financial Products segment act as a hedge or offset to this risk. An increase in the death rate reduces the number of contract payments to be made under these contracts, while the premium, priced and collected up-front, is determined using the expected number of payments based on their life expectancy from actuarial mortality tables. Mortality loss experience can cause benefits to fluctuate from period to period while underwriting and pricing guidelines utilize a long-term view of the trends in mortality when determining premium rates. Therefore, the segment expects some short-term fluctuations in mortality margin.

        Costs and expenses increased 50.0% to $15 million during the first quarter of 2002 compared to the same period of 2001. The increase is consistent with management's expectations and is at an appropriate level to support growth initiatives.

STRUCTURED FINANCIAL PRODUCTS INVESTMENT RESULTS

        Pretax net investment income for the Structured Financial Products segment decreased 3.5% in the first quarter of 2002 compared to the same period in 2001. The decrease was due to increased Structured Financial Products investment balances more than offset by lower portfolio yield from declines in short-term interest rates on securities used to support the short-term rates on the funding agreements. Structured Financial Products investment balances, excluding assets invested in Separate Accounts and unrealized capital gains on fixed income securities, increased 17.3%.

        After-tax realized capital losses increased to $18 million in the first quarter of 2002 compared to $14 million in the same period of 2001. After-tax realized capital gains and losses are presented net of the effects of DAC amortization and additional future policy benefits to the extent that such effects resulted from the recognition of realized capital gains and losses.

        The following table describes the factors driving the after-tax realized capital gains and losses results.

For the three months ended March 31,	2002	2001
(in millions)
Investment write-downs	$(6)	$(4)
Portfolio trading	(13)	(1)
Valuation of derivative securities	1	(9)

Realized capital gains and losses, after-tax	$(18)	$(14)

INVESTMENTS

        The composition of the investment portfolio for the Company at March 31, 2002 is presented in the table below:

(in millions)		Percent to total
Fixed income securities(1)	$38,428	83.6%
Mortgage loans	5,403	11.7
Equity securities	217	0.5
Short-term	1,131	2.5
Policy loans	673	1.5
Other	79	0.2

Total	$45,931	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $37.14 billion at March 31, 2002.

        Total investments increased to $45.93 billion at March 31, 2002 from $44.30 billion at December 31, 2001. The increase was due to positive cash flows generated from operations, partially offset by decreased unrealized capital gains on fixed income securities.

        Approximately 92.7% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's rating of Aaa, Aa, A, Baa or a comparable Company internal rating.

        The Company closely monitors its fixed income securities portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

        The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities are securities in default with respect to principal and/or interest and/or securities issued by companies that have gone into bankruptcy subsequent to the Company's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious concerns regarding the borrower's ability to pay future interest and principal that lead management to believe these securities may be classified as problem or restructured in the future. Provisions for losses are recognized for declines in the value of fixed income securities that are deemed other than temporary. Such write-downs are included in realized capital gains and losses.

        The following table summarizes problem, restructured and potential problem fixed income securities at March 31, 2002 and 2001.

	2002			2001
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$127	$130	0.3%	$75	$64	0.2%
Restructured	12	12	—	—	—	—
Potential problem	103	103	0.3	71	67	0.2

Total net carrying value	$242	$245	0.6%	$146	$131	0.4%

Cumulative write-downs recognized	$141			$34

        While the Company has a larger balance of securities categorized as problem, restructured or potential problem as of March 31, 2002 compared to a year earlier, primarily due to economic and market conditions during the year, the total amount of securities in these categories remains a relatively low percentage of the total fixed income securities portfolio.

SEPARATE ACCOUNTS

        Separate Accounts assets and liabilities increased 1.6% to $13.80 billion at March 31, 2002 from December 31, 2001. The increase was primarily attributable to sales of variable annuity contracts, transfers from the general account, unrealized gains in the Separate Accounts' investment portfolios, partially offset by surrenders and withdrawals. During 2002, sales of variable annuity contracts continue to be adversely impacted by market volatility.

        The assets and liabilities related to variable annuities, variable life contracts and certain guaranteed investment contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's condensed consolidated statements of operations.

        Certain variable annuity contracts have provisions wherein the Company contractually guarantees either a minimum return or account value upon death or annuitization.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources

        The Company's capital resources consist of shareholder's equity. The following table summarizes the Company's capital resources:

(in millions)	March 31, 2002	December 31, 2001
Redeemable preferred stock	$104	$90
Common stock and retained income	4,713	4,670
Accumulated other comprehensive income	610	637

Total shareholder's equity	$5,427	$5,397

Shareholder's equity

        Shareholder's equity increased at March 31, 2002 due to Net income and the issuance of additional shares of redeemable preferred stock—Series A partially offset by a decrease in unrealized capital gains and a dividend of $44 million paid to AIC.

Debt

        The Company had no outstanding debt at March 31, 2002 and December 31, 2001, respectively. The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at March 31, 2002 and December 31, 2001, respectively. The Corporation uses commercial paper borrowings and can use bank lines of credit to fund inter-company borrowings.

Financial Ratings and Strength

        Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations.

        In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's revised its outlook for Allstate Life and its rated subsidiaries and affiliates to "negative" from "stable." This revision is part of an ongoing life insurance industry review recently initiated by Standard & Poor's. Moody's and A.M. Best reaffirmed all of the Company's ratings and outlooks.

Liquidity

        The principal sources of funds for the Company include the following activities:

    Sources of funds

    Statutory premiums and deposits

    Reinsurance recoveries

    Receipts of principal, interest and dividends on investments

    Sales of investments

    Capital contributions from AIC

    Funds from investment repurchase agreements, securities lending, dollar roll and lines of credit agreements

    Inter-company loans

    Dividends from subsidiaries

        The principal uses of funds for the Company include the following activities:

    Uses of funds

    Payment of contract benefits, maturities, surrenders and withdrawals

    Reinsurance cessions and payments

    Operating expenses

    Purchase of investments

    Repayment of investment repurchase agreements, securities lending, dollar roll and lines of credit agreements

    Repayment of inter-company loans

    Dividends to AIC and The Northbrook Corporation

        Dividends to Allstate Life from its domestic insurance subsidiaries and dividends Allstate Life can pay to AIC are subject to restriction under the insurance company holding act of the insurance company's state of domicile. The payment of dividends by Allstate Life is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. Based on 2001 statutory net income, the maximum amount of dividends Allstate Life will be able to pay without prior Illinois Department of Insurance approval at a given point in time during 2002 is $273 million, less dividends paid during the preceding twelve months measured at that point in time. At March 31, 2002, Allstate Life has paid a total of $185 million during the preceding twelve months.

        Allstate Life's insurance subsidiaries are domiciled in Illinois, New York, Arizona and Nebraska. Except for those domiciled in New York and one in Nebraska, Allstate Life has 100% intercompany reinsurance agreements in place with its domestic insurance subsidiaries. Only assets supporting capital and Separate Accounts remain in these subsidiaries. The maximum amount of dividends Allstate Life's domestic insurance subsidiaries will be able to pay without prior approval of the relevant state departments of insurance in 2002 is $45 million, less dividends paid during the preceeding twelve months measured at that point in time. In the twelve-month period beginning April 1, 2001, Allstate Life's domestic insurance subsidiaries paid dividends of $45 million.

        Notification and approval of inter-company lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

        A portion of the Company's diversified product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Total surrender and withdrawal amounts for the Company were $664 million and $827 million in the first quarter of 2002 and 2001, respectively. As the Company's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

        The Corporation maintains three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements. The Company is a party to the following two credit facilities: a $575 million five-year revolving line of credit expiring in 2006 and a $575 million 364-day revolving line of credit expiring in the second quarter of 2002. The rights to borrow on the five-year and 364-day lines of credit are subject to requirements that are customary for facilities of this size, type and purpose. For example, the Corporation's ratio of total debt to total capital (as defined in the agreements) cannot exceed a designated level. This requirement is currently being met and management expects to continue to meet it in the future. The Company has direct access to the two $575 million dollar lines of credit. There were no borrowings under either of these lines of credit during 2002. The Corporation guarantees payment of all amounts due under the agreements. The total amount outstanding at any point in time by the Corporation and its subsidiaries, including the Company, under the combination of the Corporation's commercial paper program and the three credit facilities is limited to $1.20 billion.

        The Company's use of off-balance sheet arrangements is limited to one SPE used to issue global medium- term notes ("GMTNs") to institutional investors. Management of the Corporation has not invested in the SPE. At March 31, 2002, the SPE used to issue GMTNs had assets of $2.27 billion, liabilities of $2.20 billion and in excess of $68 million of unrelated third party equity. The funding agreements issued by the Company to the SPE are reported on the consolidated statements of financial position as a component of contractholder funds.

        The Company has inter-company agreements in place that relate to insurance, reinsurance, loans, capitalization and the performance of various services (generally at cost). All material inter-company transactions have appropriately been eliminated in consolidation. Inter-company transactions among insurance subsidiaries and affiliates have been approved by the applicable state's of domicile department of insurance as required under applicable laws.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

        This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely" and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate. However, management believes that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

        If the expectations or assumptions underlying the forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk factors, including those listed below which apply to it as an insurance business and a provider of other financial services.

  •
  Certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. Such funds periodically assess such losses to all insurance companies doing business in the state. These assessments may be material to the Company's financial results.

  •
  There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance and recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and if the reinsurers have the financial capacity and willingness to pay.

  •
  Currently, the Corporation is examining the potential exposure, if any, of its insurance operations from acts of terrorism. The Corporation is also examining how best to address this exposure, if any, considering the interests of policyholders, shareholders, the lending community, regulators and others. The Company does not have exclusions for terrorist events included in its life insurance policies. In the event that a terrorist act occurs, both the Corporation and the Company may be adversely impacted, depending on the nature of the event. With respect to the Company's investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's portfolio, particularly in sectors such as airlines and real estate. For example, commercial mortgages or certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.

  •
  Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales, results of operations and retention of existing business. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in interest rates could also reduce the profitability from spread-based products, particularly fixed annuities and structured financial products, as the difference between the amount that the Company is required to pay on such products and the rate of return earned on the general account investments could be reduced. Changes in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals on these products. Additionally, unanticipated surrenders could cause acceleration of amortization of DAC and thereby increase expenses and reduce current period profitability. The Company seeks to limit its exposure to this risk on its products by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

  •
  The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance, and sales management performance could cause contract charges realized by the Company to decrease and lead to an increase of the exposure to pay guaranteed minimum income and death benefits.

  •
  In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time the Company adjusts the effective duration of investments, liabilities for contractholder funds and reserves for life-contingent contract benefits. Those adjustments may have an impact on the value of the investment portfolio, investment income, interest credited to contractholder funds and the investment margin.

  •
  The Company amortizes DAC related to contractholder funds in proportion to gross profits over the estimated lives of the contract periods. Periodically, the Company updates the assumptions underlying the gross profits, which include estimated future fees, investment margins and operating costs and expenses, in order to reflect actual experience. Updates to these assumptions result in adjustments to the cumulative amortization of DAC. These adjustments may have a material effect on results of operations.

  •
  It is possible that the assumptions and projections used by the Company in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits on variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs that the Company will ultimately incur in providing these benefits.

  •
  Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not be made until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of events covered by the insurance policy, the amount of contract benefits to be paid and the investment returns on the assets purchased with the premiums received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations.

  •
  Under current U.S. tax law and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products, receive favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws will affect the demand for the types of life insurance used in estate planning.

  •
  The Company distributes some of its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to, for example, changes in control of any of these entities, could have a detrimental effect on the Company's sales. This risk may be exacerbated due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

  •
  While positive operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade of the the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in Allstate Life's financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-.

  •
  The Corporation maintains three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements. The Company has access to the following two credit facilities: a $575 million five-year revolving line of credit expiring in 2006 and a $575 million 364-day revolving line of credit expiring in the second quarter of 2002. The rights to borrow on the five-year and 364-day lines of credit are subject to the requirement that the Corporation's ratio of total debt to total capital (as defined in the agreements) not exceed a designated level. The ability of the Corporation to meet the requirement is dependent upon its financial condition.

  •
  The events of September 11 and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of September 11. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

  •
  Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade, while not expected, of either the Company or the Corporation could have a material adverse effect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations.

  •
  State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures generally require the Company to maintain financial strength ratings. These restrictions affect Allstate Life's insurance subsidiaries' ability to pay shareholder dividends to Allstate Life and use their capital in other ways.

  •
  A portion of the unrealized capital gains or losses included as a component of shareholder's equity relating to non-exchange traded marketable investment securities accounted for at fair value are internally developed using widely accepted valuation models and independent third party data as model inputs. A decrease in these values would negatively impact the Corporation's and the Company's debt-to-capital ratio.

  •
  Changes in the fair value of certain non-exchange traded derivative contracts where fair value is internally developed using widely accepted valuation models and independent third party data as model inputs are included in operating income, net income or as a component of shareholder's equity. A decrease in the fair value of these non-exchange traded derivative contracts would negatively impact the Company's operating income, net income, shareholder's equity, assets, liabilities and debt-to-capital ratio.

  •
  Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the U.S. insurance business in an effort to determine the proper role of state insurance regulation in the U.S. financial services industry. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on the Company.

  •
  The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition grandfathered unitary thrift holding companies, including The Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

  •
  Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices.

  •
  In some states, mutual insurance companies can convert to a hybrid structure known as a mutual holding company. This process converts insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also some states permit the conversion of mutual insurance companies into stock insurance companies (demutualization). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect all of our product lines by substantially increasing competition for capital in the financial services industry.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The discussion "Regulation and Legal Proceedings" in Part I, Item 1, Note 3 of this Form 10-Q is incorporated herein by reference. That discussion updates the discussion "Regulation and Legal Proceedings" beginning on page 55 of Allstate Life Insurance Company's Form 10 for the year ended December 31, 2001 dated April 24, 2002.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K.

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company (Registrant)

May 14, 2002	By	/s/ SAMUEL H. PILCH
Samuel H. Pilch, Group Vice President and Controller
(Principal Accounting Officer and duly authorized Officer of Registrant)