Form 10-Q
period 2002-06-30
ALLSTATE LIFE INSURANCE CO
filed 2002-08-14
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-31248

ALLSTATE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Illinois (State of Incorporation)	36-2554642 (I.R.S. Employer Identification No.)
3100 Sanders Road Northbrook, Illinois (Address of principal executive offices)	60062 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 847/402-5000

        INDICATE BY CHECKMARK WHETHER THE REGISTRANT: HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES ☐ NO ☒

        AS OF JULY 31, 2002, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2002

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three Month and Six Month Periods Ended June 30, 2002 and 2001 (unaudited)	1
	Condensed Consolidated Statements of Financial Position as of June 30, 2002 (unaudited) and December 31, 2001	2
	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2002 and 2001 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
	Independent Accountants' Review Report	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 6.	Exhibits and Reports on Form 8-K	32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
(in millions)
Revenues
Premiums	$266	$285	$497	$511
Contract charges	217	204	430	403
Net investment income	742	707	1,452	1,407
Realized capital gains and losses	(32)	(42)	(117)	(119)

	1,193	1,154	2,262	2,202

Costs and expenses
Contract benefits	391	400	736	743
Interest credited to contractholder funds	418	417	814	816
Amortization of deferred policy acquisition costs	105	88	192	177
Operating costs and expenses	120	113	228	226

	1,034	1,018	1,970	1,962
Loss on disposition of operations	—	4	—	4

Income from operations before income tax expense and cumulative effect of change in accounting principle	159	132	292	236
Income tax expense	52	42	98	73

Income before cumulative effect of change in accounting principle, after tax	107	90	194	163
Cumulative effect of change in accounting for derivatives and embedded derivative financial instruments, after-tax	—	—	—	6

Net income	$107	$90	$194	$157

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2002	December 31, 2001
	(Unaudited)
(in millions, except par value data)
Assets
Investments
Fixed income securities, at fair value (amortized cost $39,444 and $35,718)	$41,117	$37,226
Mortgage loans	5,553	5,450
Equity securities, at fair value (cost $250 and $196)	243	201
Short-term	1,888	672
Policy loans	674	673
Other	164	75

Total investments	49,639	44,297
Cash	185	130
Deferred policy acquisition costs	3,057	2,997
Reinsurance recoverables, net	1,000	950
Accrued investment income	550	479
Other assets	204	182
Separate Accounts	12,655	13,587

Total assets	$67,290	$62,622

Liabilities
Contractholder funds	$35,795	$32,301
Reserve for life-contingent contract benefits	8,834	8,632
Unearned premiums	10	9
Payable to affiliates, net	75	74
Other liabilities and accrued expenses	3,583	2,053
Deferred income taxes	595	569
Separate Accounts	12,655	13,587

Total liabilities	61,547	57,225

Commitments and Contingent Liabilities (Note 3)
Shareholder's Equity
Redeemable preferred stock—series A, $100 par value, 1,500,000 shares authorized, 1,035,610 shares issued and outstanding	104	104
Redeemable preferred stock—series A subscriptions receivable	—	(14)
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	867	717
Retained income	4,097	3,948
Accumulated other comprehensive income:
Unrealized net capital gains and losses	669	636
Unrealized foreign currency translation adjustments	1	1

Total accumulated other comprehensive income	670	637

Total shareholder's equity	5,743	5,397

Total liabilities and shareholder's equity	$67,290	$62,622

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
(in millions)
Cash flows from operating activities
Net income	$194	$157
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(104)	(129)
Realized capital gains and losses	117	119
Loss on disposition of operations	—	4
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	6
Interest credited to contractholder funds	814	782
Changes in:
Contract benefit and other insurance reserves	9	3
Unearned premiums	1	—
Deferred policy acquisition costs	(113)	(134)
Reinsurance recoverables	(54)	(7)
Income taxes payable	8	49
Other operating assets and liabilities	49	(59)

Net cash provided by operating activities	921	791

Cash flows from investing activities
Proceeds from sales
Fixed income securities	3,454	3,546
Equity securities	38	255
Investment collections
Fixed income securities	1,909	1,462
Mortgage loans	259	193
Investments purchases
Fixed income securities	(8,575)	(7,248)
Equity securities	(90)	(211)
Mortgage loans	(339)	(675)
Acquisitions, net of cash received	—	67
Change in short-term investments, net	(280)	(26)
Change in other investments, net	(58)	40

Net cash used in investing activities	(3,682)	(2,597)

Cash flows from financing activities
Proceeds from issuance of redeemable preferred stock	14	—
Redemption of preferred stock	—	(3)
Capital contributions	150	—
Contractholder fund deposits	4,629	4,265
Contractholder fund withdrawals	(1,932)	(2,417)
Dividends paid	(45)	(32)

Net cash provided by financing activities	2,816	1,813

Net increase in cash	55	7
Cash at beginning of period	130	58

Cash at end of period	$185	$65

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

        The condensed consolidated financial statements and notes as of June 30, 2002, and for the three-month and six-month periods ended June 30, 2002 and 2001, are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Form 10 filed April 24, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2002 and year-end 2001 presentations, certain amounts in the prior year's condensed consolidated financial statements have been reclassified. Non-cash transactions of $132 million have been excluded from prior period investment purchases and sales on the Condensed Consolidated Statements of Cash Flows to conform to the current period presentation.

        Non-cash investment exchanges, primarily refinancings of fixed income securities and mergers completed with equity securities, totaled $78 million and $64 million for the six months ended June 30, 2002 and 2001, respectively.

New accounting standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value basis. The Company adopted SFAS No. 142 effective January 1, 2002 and as a result, the Company's 2001 results do not reflect the impact of the non-amortization provisions of SFAS No. 142. Had the Company adopted the non-amortization provisions on January 1, 2001, the impact would have been immaterial to Net income (unamortized goodwill totaled $8 million at June 30, 2002). During the second quarter of 2002, the Company completed the initial goodwill impairment test required by SFAS No. 142 and concluded that goodwill was not impaired. The Company utilized several widely accepted valuation techniques, including discounted cash flow and market multiple and trading multiple analyses, to estimate the fair value of its acquired businesses.

Pending accounting standards

        On July 31, 2002, the AICPA issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is fiscal years beginning after December 15, 2003, with earlier adoption encouraged. Initial application should be as of the beginning of the fiscal year; therefore, if adopted during an interim period of 2003, prior interim periods should be restated. Most provisions of the proposed SOP will have a minimal impact to the Company, however, a provision that requires the establishment of a liability in addition to the account balance for contracts that contain death or other insurance benefits may have a material impact on the condensed consolidated statement of operations depending on the market conditions at the time of adoption. Contracts affected are those that contain provisions wherein the amounts assessed against the contractholder each period for the insurance benefit feature are not proportionate to the insurance coverage provided for the period. These contract provisions are commonly referred to as guaranteed minimum death benefits. The SOP concludes, in accordance with the Company's policy, that no liability should be recognized during the accumulation phase for contract features that guarantee a minimum amount for annuitization, upon election by the contractholder, at a contractually specified future date. These product features are commonly referred to as guaranteed minimum income benefits.

2. Reinsurance

        The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company also cedes a portion of the mortality risk on certain term life policies to a pool of reinsurers. The Company continues to have primary liability as the direct insurer for risks reinsured. The Company follows a comprehensive evaluation process involving credit scoring and capacity to select reinsurers. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of loss reserves. Failure of reinsurers to honor their obligations could result in losses to the Company.

        Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract.

        The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Premiums and Contract Charges
Direct premiums	$331	$339	$629	$597
Assumed
Affiliate	9	9	18	22
Non-affiliate	20	12	37	29
Ceded—non-affiliate	(94)	(75)	(187)	(137)

Premiums net of reinsurance	266	285	497	511
Direct contract charges	214	200	423	394
Assumed
Affiliate	2	2	4	4
Non-affiliate	1	2	3	5

Contract charges net of reinsurance	217	204	430	403

Premiums and contract charges, net of reinsurance	$483	$489	$927	$914

        The effects of reinsurance on contract benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Contract Benefits
Direct	$461	$452	$898	$831
Assumed
Affiliate	4	8	9	19
Non-affiliate	12	8	20	14
Ceded—non-affiliate	(86)	(68)	(191)	(121)

Contract benefits, net of reinsurance	$391	$400	$736	$743

3. Commitments and Contingent Liabilities

Regulations and legal proceedings

        The Company's business is subject to the effects of a changing social, economic and regulatory environment. State and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance businesses, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

        The Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, the outcome of some legal proceedings that involve AIC regarding the Allstate agencies may have an impact on the Company.

        AIC is defending various lawsuits involving worker classification issues. Examples of these lawsuits include a number of putative class actions challenging the overtime exemption claimed by AIC under the Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. Another example involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that agency secretaries were terminated as employees by AIC and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

        In addition, on August 6, 2002 a petition was filed with the National Labor Relations Board by the United Exclusive Allstate Agents, Office and Professional Employees International Union, seeking certification as the collective bargaining representative of all Allstate agents in the United States. AIC is opposing the petition on a number of grounds, including that the agents are independent contractors and, therefore, the NLRB lacks jurisdiction over the issue. The outcome is currently uncertain.

        AIC is also defending certain matters relating to its agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor and a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") with respect to allegations of retaliation under the Age Discrimination in Employment Act, the Americans with Disabilities Act and Title VII of the Civil Rights Act of 1964. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, breach of contract and age discrimination. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, the Company is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. The Company is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

        The Company is defending various lawsuits that allege that it engaged in business or sales practices inconsistent with state or federal law. The Company has been vigorously defending these lawsuits, but their outcome is currently uncertain. The judge has granted a partial summary judgment against the Company in one statewide class action that alleged that the Company violated insurance statutes in the sale of credit insurance; however, the Company has settled that case, subject to court approval, for an amount that is not material to the Company.

        Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation based on a variety of issues, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

4. Business Segments

        Summarized financial performance data for each of the Company's reportable segments for the three months and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Income from operations before income taxes and cumulative effect of change in accounting principle
Retail
Premiums and contract charges	$372	$376	$728	$739
Net investment income	455	425	893	843
Realized capital gains and losses	(26)	(16)	(83)	(71)

Total Retail revenues	801	785	1,538	1,511
Contract benefits	167	176	317	354
Interest credited to contractholder funds	306	294	597	560
Amortization of deferred policy acquisition costs	104	86	190	174
Operating costs and expenses	108	101	202	205
Loss on disposition of operations	—	4	—	4

Retail income from operations before income taxes and cumulative effect of change in accounting principle	116	124	232	214
Structured Financial Products
Premiums and contract charges	111	113	199	175
Net investment income	287	282	559	564
Realized capital gains and losses	(6)	(26)	(34)	(48)

Total Structured Financial Products revenues	392	369	724	691
Contract benefits	224	224	419	389
Interest credited to contractholder funds	112	123	217	256
Amortization of deferred policy acquisition costs	1	2	2	3
Operating costs and expenses	12	12	26	21

Structured Financial Products income from operations before income taxes and cumulative effect of change in accounting principle	43	8	60	22

Consolidated income from operations before income taxes and cumulative effect of change in accounting principle	$159	$132	$292	$236

5. Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended June 30,
	2002			2001
	Pretax	Tax	After- tax	Pretax	Tax	After- Tax
(in millions)
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	$134	$(47)	$87	$(134)	$46	$(88)
Less: reclassification adjustments	39	(14)	25	(50)	17	(33)

Unrealized net capital gains (losses)	95	(33)	62	(84)	29	(55)
Net (losses) gains on derivative financial instruments arising during the period	(3)	1	(2)	1	—	1
Less: reclassification adjustments	—	—	—	1	—	1

Net losses on derivative financial instruments	(3)	1	(2)	—	—	—

Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	92	(32)	60	(84)	29	(55)
Unrealized foreign currency translation adjustments	—	—	—	3	(1)	2

Other comprehensive income (loss)	$92	$(32)	60	$(81)	$28	(53)

Net income			107			90

Comprehensive income			$167			$37

	Six Months Ended June 30,
	2002			2001
	Pretax	Tax	After- tax	Pretax	Tax	After- Tax
(in millions)
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	$174	$(61)	$113	$49	$(18)	$31
Less: reclassification adjustments	120	(42)	78	(110)	38	(72)

Unrealized net capital gains	54	(19)	35	159	(56)	103
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	—	—	(1)	—	(1)
Net (losses) gains on derivative financial instruments arising during the period	(3)	1	(2)	4	(1)	3
Less: reclassification adjustments	—	—	—	3	(1)	2

Net losses on derivative financial instruments	(3)	1	(2)	—	—	—

Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	51	(18)	33	159	(56)	103
Unrealized foreign currency translation adjustments	—	—	—	3	(1)	2

Other comprehensive income	$51	$(18)	33	$162	(57)	105

Net income			194			157

Comprehensive income			$227			$262

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholder of
Allstate Life Insurance Company:

        We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the "Company", an affiliate of The Allstate Corporation) as of June 30, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
August 9, 2002

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

        The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company ("Allstate Life") and its wholly owned subsidiaries (together with Allstate Life, the "Company"). Allstate Life is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and related notes thereto for the year ended December 31, 2001 in Item 2. and Item 13. on Form 10 for the year ended December 31, 2001, which includes a discussion of the Company's Critical Accounting Policies.

EXECUTIVE SUMMARY OF RESULTS

        The Company experienced an 18.9% increase in net income in the second quarter of 2002 as compared to the second quarter of 2001 and a 23.6% increase in net income for the first six months of 2002 as compared to the same period last year.

        The increase in net income for both periods is primarily due to increased operating results in both the Retail and Structured Financial Products segments. The Retail segment experienced an increase in operating results in the second quarter of 2002 due to favorable mortality and investment margins while for the first six months of 2002, the increase in operating results was primarily due to favorable mortality margin as compared to the same periods in 2001. In both periods, the Structured Financial Products segment experienced an increase in operating results primarily due to favorable investment margins partially offset by a decline in mortality margins.

CONSOLIDATED REVENUES

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Retail premiums and contract charges	$372	$376	$728	$739
Structured Financial Products premiums and contract charges	111	113	199	175
Net investment income	742	707	1,452	1,407
Realized capital gains and losses	(32)	(42)	(117)	(119)

Total consolidated revenues	$1,193	$1,154	$2,262	$2,202

        Consolidated revenues increased 3.4% in the second quarter of 2002, as compared to the second quarter of 2001, and increased 2.7% in the first six months of 2002, as compared to the same period in 2001. During the second quarter, decreases in premiums and contract charges in both the Retail and Structured Financial Products segments were offset by an increase in Net investment income and decreased realized net capital losses. During the first six months of 2002, increases in Net investment income and Structured Financial Products premiums and contract charges were partially offset by a decrease in Retail premiums and contract charges. Net investment income increased 5.0% in the second quarter of 2002, as compared to the second quarter of 2001, and increased 3.2% in the first six months of 2002, as compared to the same period in 2001. In both periods, Net investment income increased primarily due to increased investment balances, partially offset by lower portfolio yields.

CONSOLIDATED NET INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Net income
Retail	$80	$84	$156	$156
Structured Financial Products	27	6	38	1

Total consolidated net income	$107	$90	$194	$157

        The Company experienced an 18.9% increase in Net income in the second quarter of 2002 as compared to the second quarter of 2001. Net income for the first six months of 2002 increased 23.6% compared to the first six months of 2001. In both periods, the increase in Net income was due to increased operating results in the Structured Financial Products business due to investment margin growth and lower realized net capital losses and increased operating results in the Retail business due to favorable mortality margins partly offset by increased realized net capital losses and higher amortization of deferred policy acquisition costs.

RETAIL OPERATIONS

        Overview    The Retail segment offers a diversified group of products to meet consumers' lifetime needs in the areas of protection and retirement solutions through a variety of distribution channels. The Retail segment offers protection products, which consists of life insurance products and other insurance products, and retirement products, otherwise referred to as investment products. Life insurance products include: term life, whole life, credit life, universal life, variable life, variable universal life and single premium life. Other insurance products include long-term care, accidental death, hospital indemnity and credit disability. Investment products include fixed annuities (including market value adjusted annuities, equity-indexed annuities and treasury-linked annuities), immediate annuities, and variable annuities.

        Retail products are sold through a variety of distribution channels including Allstate agencies, financial services firms, independent agent broker/dealers including master brokerage agencies and direct marketing.

        Summarized financial data and key operating measures for the Retail operations are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Statutory premiums and deposits(1)	$2,113	$1,844	$3,738	$3,625

Investments	$29,817	$25,387	$29,817	$25,387
Separate Accounts assets	12,280	13,740	12,280	13,740

Investments, including Separate Accounts assets	$42,097	$39,127	$42,097	$39,127

GAAP Premiums	$159	$177	$310	$347
Contract charges	213	199	418	392
Net investment income	455	425	893	843

	827	801	1,621	1,582

Contract benefits	167	176	317	354
Interest credited to contractholder funds	306	294	597	560
Amortization of deferred policy acquisition costs ("DAC")	94	83	186	170
Operating costs and expenses	108	101	202	205

	675	654	1,302	1,289

Operating income before tax	152	147	319	293
Income tax expense	49	48	107	95

Operating income(2)	103	99	212	198
Loss on disposition of operations, after-tax	—	(3)	—	(3)
Realized capital gains and losses, after-tax(3)	(23)	(12)	(56)	(48)
Cumulative effect of change in accounting principle, after-tax	—	—	—	9

Net income	$80	$84	$156	$156

(1)
Statutory  premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends.

(2)
For  a complete definition of operating income, see the operating income discussion beginning on page 15.

(3)
Reconciliation  of Realized capital gains and losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Realized capital gains and losses	$(26)	$(16)	$(83)	$(71)
Reclassification of DAC Amortization	(10)	(4)	(4)	(5)
Income tax benefit (expense)	13	8	31	28

Realized capital gains and losses, after-tax	$(23)	$(12)	$(56)	$(48)

        Statutory premiums and deposits is a measure used by management to analyze sales trends. Statutory premiums and deposits includes premiums on insurance policies, and premiums and deposits on annuities, determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the states in which Allstate Life and its insurance subsidiaries are domiciled, and all other funds received from customers on deposit-type products which are accounted for by the Company as liabilities. The statutory accounting practices, and the Company's definition of statutory premiums and deposits, differ in material aspects from generally accepted accounting principles ("GAAP"). The Company's method of calculating statutory premiums and deposits may also be different from the method used by other companies and therefore comparability may be limited.

        The following table summarizes statutory premiums and deposits for the Retail segment by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Life and other products
Interest-sensitive life	$250	$240	$497	$480
Traditional life	101	108	188	205
Other	42	45	82	88

Total life and other products	393	393	767	773
Investment products
Fixed annuities	1,131	699	1,775	1,288
Variable annuities	589	752	1,196	1,564

Total investment products	1,720	1,451	2,971	2,852

Total statutory premiums and deposits	$2,113	$1,844	$3,738	$3,625

        Total Retail statutory premiums and deposits increased 14.6% to $2.11 billion in the second quarter of 2002 from $1.84 billion in the second quarter of 2001. Total statutory premiums and deposits increased 3.1% to $3.74 billion in the first six months of 2002 from $3.63 billion in the same period of 2001. In both periods, the increases were due to growth in sales of fixed annuities, partly offset by declines in variable annuity sales. The decline in variable annuity sales is a reflection of the continuing overall decline in the variable annuity market caused by economic and market conditions during the period.

        The following table summarizes statutory premiums and deposits for the Retail segment by distribution channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Allstate agencies	$471	$333	$823	$584
Independent agents	599	442	999	812
Financial services firms	952	990	1,745	2,073
Direct marketing	91	79	171	156

Total statutory premiums and deposits	$2,113	$1,844	$3,738	$3,625

        GAAP premiums and contract charges    represent premium generated from traditional life and other insurance products which have significant mortality or morbidity risk, and contract charges generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and early surrender.

        The following table summarizes GAAP premiums and contract charges for the Retail segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Premiums
Traditional life	$102	$107	$197	$209
Other	57	70	113	138

Total premiums	159	177	310	347

Contract charges
Interest-sensitive life	151	137	297	267
Variable annuities	56	55	109	110
Investment contracts	6	7	12	15

Total contract charges	213	199	418	392

Total GAAP Premiums and Contract Charges	$372	$376	$728	$739

        Total Retail premiums decreased 10.2% in the second quarter of 2002 and decreased 10.7% during the first six months of 2002, due to a decline in Other premiums as compared to the same periods in 2001. Declines in Other premiums during both periods are related to the Company entering a reinsurance agreement for certain of its direct marketing credit insurance products.

        Total Retail contract charges increased 7.0% during the second quarter of 2002 and 6.6% for the first six months of 2002 compared to the same periods in 2001 due to growth in interest-sensitive life account value inforce and contract charge rate increases. Contract charges on variable annuities, which are generally calculated as a percentage of each account value, were consistent with the prior year periods as growth from sales was offset by declines in account value as a result of market declines.

        The following table summarizes GAAP premiums and contract charges for the segment by distribution channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Premiums
Allstate agencies	$71	$71	$132	$134
Independent agents	2	4	8	9
Direct marketing	86	102	170	204

Total premiums	159	177	310	347

Contract charges
Allstate agencies	143	129	282	254
Independent agents	18	18	35	34
Financial services firms	52	52	101	104

Total contract charges	213	199	418	392

Total premiums and contract charges	$372	$376	$728	$739

Operating income

        Operating income is a measure used by the Company's management to evaluate the profitability of each segment. Operating income is defined as Income before the cumulative effect of change in accounting principles, after-tax, and excluding the after-tax effects of realized capital gains and losses. In this management measure, the effects of realized capital gains and losses and certain other items have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of insurers. These operating results should not be considered as a substitute for any GAAP measure of performance. A reconciliation of operating income to net income is provided in the table on page 12. The Company's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Investment margin	$149	$142	$290	$292
Mortality margin	109	96	230	191
Maintenance charges	76	74	150	147
Surrender charges	20	19	37	38
DAC amortization	(94)	(83)	(186)	(170)
Operating costs and expenses	(108)	(101)	(202)	(205)
Income tax expense on operations	(49)	(48)	(107)	(95)

Operating income	$103	$99	$212	$198

        Operating income for the Retail segment increased 4.0% during the second quarter of 2002, compared to the second quarter of 2001, and increased 7.1% during the first six months of 2002, as compared to the same period in the prior year. Increases in operating income in both periods were primarily due to increases in mortality margins partially offset by increases in DAC amortization.

        Investment margin, which represents the excess of net investment income earned over interest credited to policyholders and contractholders, increased 4.9% for this segment during the second quarter of 2002,compared to the same period of 2001. During the first six months of 2002, the investment margin was comparable to the same period in 2001. The increase in the second quarter is a result of growth in invested assets driven by sales of fixed annuities, less contract benefits, surrenders and withdrawals. Invested assets increased 16.5% as of June 30, 2002 compared to June 30, 2001. The impact of this growth was partly offset by a decline in invested asset yields from lower reinvestment rates resulting from market conditions, and increased sales of investment products with lower investment margins, such as market value adjusted annuities ("MVAAs"). The slight decrease in the first six months of 2002 is a result of the growth in invested assets being more than offset by a decline in invested asset yields from lower reinvestment rates and a change in the product mix to products with lower investment margins. Management actions taken in 2001 and the first half of 2002 to reduce crediting rates where contractually allowed have partially offset the decline in invested asset yields.

        Mortality margin, which represents premiums and cost of insurance charges in excess of related policy benefits, increased 13.5% for this segment during the second quarter of 2002, compared to the same period of 2001, and 20.4% during the first six months of 2002, compared the same period in 2001. During the second quarter of 2002, increased premiums on new business offset the increase in policy benefits, while for the first six months of 2002 increased premiums and lower benefits on variable annuities contributed to the growth in the mortality margin compared to the same period of 2001. Mortality and morbidity loss experience can cause benefit payments to fluctuate from period to period while underwriting and pricing guidelines are based on a long-term view of the trends in mortality and morbidity.

        DAC amortization for the Retail segment is dependent on the nature of the insurance contract and requires judgment on both the period and rate of amortization. DAC amortization periods for products with significant mortality or morbidity risk are determined when the products are sold, and are related to the periods in which premiums are received on these products. Amortization is recognized in proportion to the pattern of expected gross profits for interest-sensitive life and investment products, which is dependent on expected investment returns and product profitability experience and the estimated lives of the contract periods. The estimated average lives of the contracts are considerably shorter than the stated amortization period due to withdrawals, surrenders and other policy terminations. The average long-term rate of assumed future investment yield of the Separate Accounts used in estimating expected gross margins is 8.0% plus 1.15% to 1.45% for fees at June 30, 2002. If actual results differ from estimated gross margins, deferred acquisition costs amortization is adjusted. Bonus interest and other sales incentives are deferred and reflected as an offset to contractholder funds.

        The following table summarizes the DAC asset balance for the Retail segment by product.

	Amortization Period	June 30, 2002	December 31, 2001
(in millions)
Traditional life	7 to 30 years	$667	$660
Other	Various	94	92

		761	752
Interest-sensitive life	30 years	982	976
Fixed annuity	15 years	267	254
Variable annuity	15 years	1,032	994

		2,281	2,224

Total DAC		$3,042	$2,976

        DAC amortization increased 13.3% during the second quarter of 2002, and 9.4% during the first six months of 2002, compared to the same periods in 2001 due to overall growth in business and improved margins on investment and interest-sensitive life contracts.

        Operating costs and expenses increased 7.0% during the second quarter of 2002 compared to the same period of 2001, and decreased 1.5% during the first six months of 2002, compared to the same period in 2001, due to lower operating costs and expenses offset by a reserve established for a class action legal settlement.

RETAIL INVESTMENT RESULTS

        Pretax net investment income increased 7.1% for the Retail segment in the second quarter of 2002, and 5.9% in the first six months of 2002, as compared to the same periods in 2001. The increases were due to increased Retail investment balances, partially offset by lower portfolio yields. Retail investment balances, excluding assets invested in Separate Accounts and unrealized capital gains on fixed income securities, increased 16.5% from the June 30, 2001 level.

        After-tax realized capital losses were $23 million in the second quarter of 2002 compared to $12 million in the second quarter of 2001. During the first six months of 2002, after-tax realized capital losses were $56 million compared to $48 million in the first six months of last year. After-tax realized capital gains and losses are presented net of the effects of DAC amortization and additional future policy benefits to the extent that such effects resulted from the recognition of realized capital gains and losses.

        The following table describes the factors driving the after-tax realized capital gains and losses results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Investment write-downs	$(15)	$(6)	$(26)	$(23)
Portfolio trading	2	(11)	(16)	(5)
Valuation of derivative securities	(3)	8	(11)	(17)

Subtotal	$(16)	$(9)	$(53)	$(45)
Reclassification of amortization of DAC	(7)	(3)	(3)	(3)

Realized capital gains and losses, after-tax	$(23)	$(12)	$(56)	$(48)

STRUCTURED FINANCIAL PRODUCTS OPERATIONS

        Overview    The Structured Financial Products segment offers a variety of spread-based and fee-based products to qualified investment buyers. Spread-based products are designed to generate income based on the difference ("spread") between investment returns on the supporting assets and the guaranteed returns provided to customers. Fee-based products are designed to generate income based on various fees or charges assessed against the account values. While spread-based products provide guaranteed rates of return to customers, fee-based products provide only a limited guarantee to customers. Spread-based products include guaranteed investment contracts ("GICs") and funding agreements. Synthetic GICs are the primary fee-based product offered by the segment. These products are sold to qualified investment buyers. Funding agreements are sold to special purpose entities ("SPEs") issuing medium-term notes, and are also sold through specialized brokers, consultants and financial intermediaries. Structured Financial Products include fixed annuity investment products such as single premium structured settlement annuities sold through brokers who specialize in settlement of injury and other liability cases and other immediate annuities.

        Summarized financial data and key operating measures for the Structured Financial Products operations are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Statutory premiums and deposits(1)	$958	$997	$1,948	$1,990

Investments	$19,822	$17,217	$19,822	$17,217
Separate Accounts assets	375	440	375	440

Investments, including Separate Accounts assets	$20,197	$17,657	$20,197	$17,657

GAAP Premiums	$107	$108	$187	$164
Contract charges	4	5	12	11
Net investment income	287	282	559	564

	398	395	758	739

Contract benefits	224	224	419	389
Interest credited to contractholder funds	112	123	217	256
Amortization of DAC	1	2	2	3
Operating costs and expenses	12	12	26	21

	349	361	664	669

Operating income before tax	49	34	94	70
Income tax expense	17	10	33	22

Operating income(2)	32	24	61	48
Realized capital gains and losses, after-tax(3)	(5)	(18)	(23)	(32)
Cumulative effect of change in accounting principle, after-tax	—	—	—	(15)

Net income	$27	$6	$38	$1

(1)
Statutory  premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends.

(2)
For  a complete definition of operating income, see the operating income discussion beginning on page 20.

(3)
Reconciliation  of Realized capital gains and losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Realized capital gains and losses	$(6)	$(26)	$(34)	$(48)
Income tax benefit (expense)	1	8	11	16

Realized capital gains and losses, after-tax	$(5)	$(18)	$(23)	$(32)

        Statutory premiums and deposits is a measure used by management to analyze sales trends. Statutory premiums and deposits includes premiums on insurance policies, and premiums and deposits on annuities, determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the states in which Allstate Life and its insurance subsidiaries are domiciled, and all other funds received from customers on deposit-type products which are accounted for by the Company as liabilities. The statutory accounting practices, and the Company's definition of statutory premiums and deposits, differ in material aspects from GAAP. The Company's method of calculating statutory premiums and deposits may also be different from the method used by other companies and therefore comparability may be limited.

        The following table summarizes statutory premiums and deposits for the Structured Financial Products segment by product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Interest-sensitive life	$3	$2	$5	$2
Investment contracts
Funding agreements	754	742	1,551	1,583
Structured settlement annuities	171	182	353	285
Guaranteed investment contracts	30	71	39	120

Total investment contracts	955	995	1,943	1,988

Total statutory premiums and deposits	$958	$997	$1,948	$1,990

        Total statutory premiums and deposits in the second quarter of 2002 decreased 3.9% as compared to the second quarter of 2001, and decreased 2.1% during the first six months of 2002 as compared to the same period of 2001. In the second quarter, increased sales of funding agreements to SPEs issuing medium-term notes were more than offset by declining sales of structured settlement annuities and GICs. In the first half of 2002, the increase in sales of structured settlement annuities was more than offset by lower sales of funding agreements and GICs. Period to period fluctuations in sales of structured financial products will occur as the sales of these products are primarily made on management's assessment of market opportunities.

        GAAP premiums and contract charges represent premium generated from immediate annuities with life contingencies including certain structured settlement annuities which have significant mortality or morbidity risk and contract charges generated from funding agreements, structured settlement annuities and GICs for which deposits are classified as contractholder funds. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of issuance and early surrender.

        In the second quarter of 2002, premiums from structured settlement annuities with life contingencies in the amount of $107 million were comparable to the $108 million in the second quarter of 2001, and increased 14.0% to $187 million during the first six months of 2002, as compared to $164 million in the same period of 2001. Structured settlement annuities are a type of immediate annuity. Under GAAP accounting requirements, only immediate annuities with life contingencies are recognized in premiums. Those without life contingencies, or period certain, are directly recorded as contractholder funds and generate contract charges. Market conditions and consumer preferences drive the mix of immediate annuities sold with or without life contingencies, which causes fluctuations in the overall level of GAAP premiums.

        Contract charges of $4 million during the second quarter of 2002 and $12 million during the first six months of 2002 were comparable to the same periods in the prior year.

        Operating income is a measure used by the Company's management to evaluate the profitability of each segment. Operating income is defined as Income before the cumulative effect of changes in accounting principles, after-tax, and excluding the after-tax effects of realized capital gains and losses. In this management measure, the effects of realized capital gains and losses and certain other items have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of insurers. These operating results should not be considered as a substitute for any GAAP measure of performance. A reconciliation of operating income to net income is provided in the table on page 18. The Company's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Investment margin	$54	$36	$106	$71
Mortality margin	(5)	7	(4)	12
Maintenance charges	13	4	20	10
Surrender charges	—	1	—	1
DAC amortization	(1)	(1)	(2)	(2)
Operating costs and expenses	(12)	(12)	(26)	(21)
Income tax expense on operations	(17)	(11)	(33)	(23)

Operating income	$32	$24	$61	$48

        Operating income for the Structured Financial Products segment increased 33.3% during the second quarter of 2002, compared to the second quarter of 2001, and 27.1% during the first six months of 2002, compared to the same period in 2001. Increases in both periods are due to growth in the investment margin partially offset by a decline in mortality margins.

        Investment margin, which represents the excess of net investment income earned over interest credited to policyholders and contractholders, increased 50.0% for this segment during the second quarter of 2002, compared to the same period of 2001, and 49.3% during the first six months of 2002, compared to the same period last year. The increase in both periods is a result of growth in invested assets driven by sales of Funding agreements and structured settlement annuities, less contract benefits, maturities and withdrawals. Invested assets increased 16.6% as of June 30, 2002 compared to June 30, 2001. The differences between average investment yields and interest-crediting rates were comparable by product in the second quarter and for the first six months of 2002 when compared to the same periods last year.

        Mortality margin, which represents premiums and cost of insurance charges in excess of related policy benefits, declined $12 million to a loss of $5 million in the second quarter of 2002 when compared to the same period of 2001, and $16 million to a loss of $4 million in the year to date period compared to the same period in 2001. The declines in both periods were due to a lower death rate than anticipated in the policyholder benefit liability assumptions for immediate annuities with life contingencies. For immediate annuities with life contingencies an increase in the death rate reduces the number of contract benefit payments to be made under these contracts to be less than anticipated in the premium. Conversely, life insurance contracts are negatively affected by increases in death rates because beneficiaries receive full death benefits but premiums were collected over a shorter period of time than expected when the product was priced. The effects of mortality can cause benefits to fluctuate from period to period while underwriting and pricing guidelines utilize a long-term view when determining premium rates. As a result, the segment expects to experience fluctuations in mortality margin.

        DAC amortization was comparable for the second quarter of 2002 and the first six months of 2002 compared to the same periods in the prior year. The DAC balance for the Structured Financial Products segment was $15 million and $21 million at June 30, 2002 and December 31, 2001, respectively.

        Operating costs and expenses were unchanged during the second quarter of 2002, compared to the second quarter of 2001, and increased 23.8% to $26 million for the first six months of 2002 compared to the same period of 2001. The increase during the first six months of 2002 over the same period in 2001 is consistent with management's expectations and reflect the growth within this segment.

STRUCTURED FINANCIAL PRODUCTS INVESTMENT RESULTS

        Pretax net investment income for the Structured Financial Products segment increased 1.8% in the second quarter of 2002 compared to the same period in 2001, and decreased 0.9% during the first six months of 2002 compared to the same period last year. In the second quarter of 2002, increased Structured Financial Products investment balances were partly offset by lower portfolio yields as compared to the second quarter of 2001. During the first six months of 2002, increased Structured Financial Products investment balances were more than offset by lower portfolio yields as compared to the same period in 2001. In the twelve-month period ended June 30, 2002, Structured Financial Products investment balances, excluding assets invested in Separate Accounts and unrealized capital gains on fixed income securities, increased 16.6%.

        After-tax realized capital losses decreased to $5 million in the second quarter of 2002 compared to $18 million in the same period of 2001, and decreased to $23 million in the first six months of 2002 compared to $32 million in the first six months of 2001.

        The following table describes the factors driving the after-tax realized capital gains and losses results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(in millions)
Investment write-downs	$(6)	$(17)	$(12)	$(21)
Portfolio trading	8	(2)	(5)	(3)
Valuation of derivative securities	(7)	1	(6)	(8)

Realized capital gains and losses, after-tax	$(5)	$(18)	$(23)	$(32)

INVESTMENTS

        The composition of the investment portfolio for the Company at June 30, 2002 is presented in the table below:

	Retail		Structured Financial Products		Total
		Percent to total		Percent to total		Percent to total
(in millions)
Fixed income securities(1)	$24,185	81.1%	$16,932	85.4%	$41,117	82.8%
Mortgage loans	3,163	10.6	2,390	12.1	5,553	11.2
Equity securities	202	0.7	41	0.2	243	0.5
Short-term	1,554	5.2	334	1.7	1,888	3.8
Policy loans	568	1.9	106	0.5	674	1.4
Other	145	0.5	19	0.1	164	0.3

Total	$29,817	100.0%	$19,822	100.0%	$49,639	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $23.42 billion and $16.02 billion for Retail and Structured Financial Products, respectively.

        Retail investments were $29.82 billion at June 30, 2002 compared to $26.40 billion at December 31, 2001. The increases in investments were primarily attributable to amounts invested from positive cash flows from higher balances of security repurchase agreements, positive cash flows generated from operations, and increased unrealized gains on fixed income securities.

        Structured Financial Products investments were $19.82 billion at June 30, 2002 compared to $17.90 billion at December 31, 2001. The increases in investments were primarily attributable to amounts invested from positive cash flows from higher balances of security repurchase agreements, positive cash flows generated from operations, and increased unrealized gains on fixed income securities.

        Total investment balances related to security repurchase agreements, which include the collateral from securities lending and dollar rolls, increased to $2.62 billion at June 30, 2002 from $1.47 billion at December 31, 2001.

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

        The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities are securities in default with respect to principal and/or interest and/or securities issued by companies that have gone into bankruptcy subsequent to the Company's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious concerns regarding the borrower's ability to pay future interest and principal, which causes management to believe these securities may be classified as problem or restructured in the future. Provisions for losses are recognized for declines in the value of fixed income securities that are deemed other than temporary. Such write-downs are included in realized capital gains and losses.

        The following table summarizes the balances of problem, restructured and potential problem fixed income securities.

	June 30, 2002			December 31, 2001
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
(in millions)
Problem	$151	$141	0.4%	$141	$129	0.4%
Restructured	3	3	—	12	12	—
Potential problem	182	173	0.4	145	140	0.4

Total net carrying value	$336	$317	0.8%	$298	$281	0.8%

Cumulative write-downs recognized	$159			$164

        The Company has experienced an increase in its balance of securities categorized as problem, restructured or potential problem as of June 30, 2002 compared to December 31, 2001. Due to the continued declining economic and market conditions during the first half of 2002, increases in these balances are expected to continue in the future, but the total amount of securities in these categories are expected to remain a relatively low percentage of the total fixed income securities portfolio.

        Commencing in late July 2002, deterioration of U.S. credit markets significantly escalated. For example, in July the Lehman Brothers U.S. Investment-Grade Credit Index under-performed U.S. Treasuries by 259 basis points, its second-worst month ever. In particular, the telecommunications, airlines, and energy sectors, in which the Company has holdings, have been adversely affected. This deterioration, along with reduced market liquidity, could also extend to other segments of the economy and is expected to lead to increased recognition of realized capital losses from investment write-downs and portfolio trading in subsequent periods.

SEPARATE ACCOUNTS

        Separate Accounts assets and liabilities decreased 6.9% to $12.66 billion at June 30, 2002 from $13.59 billion at December 31, 2001. The decrease was primarily attributable to negative investment performance of Separate Account assets, and surrenders and withdrawals, partly offset by sales of new variable annuity contracts. During 2002, sales of variable annuities continue to be adversely impacted by market volatility.

        The assets and liabilities related to variable annuities, variable life contracts and certain guaranteed investment contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore are not included in the Company's condensed consolidated statements of operations.

        Variable annuities have contract provisions that provide a benefit of a minimum account value at death, which are referred to as guaranteed minimum death benefits. In addition, certain variable annuity contracts have provisions that provide for a future minimum income annuitization value used to determine the contractholder's payout benefits, which are referred to as guaranteed minimum income benefits. At any point in time, the value or amount of these guarantees is dependent upon the investment performance of the underlying Separate Accounts funds, and is not proportional to the amount of periodic fees assessed against the contractholder for these benefits. The general account is responsible for meeting these guaranteed benefits and receives any fees assessed for these benefits.

CAPITAL RESOURCES AND LIQUIDITY

        Capital resources consist of shareholder's equity. The following table summarizes the Company's capital resources:

	June 30, 2002	December 31, 2001
(in millions)
Redeemable preferred stock	$104	$104
Stock subscriptions receivable	—	(14)
Common stock and retained income	4,969	4,670
Accumulated other comprehensive income	670	637

Total shareholder's equity	$5,743	$5,397

        Shareholder's equity increased at June 30, 2002 due to net income, additional capital paid-in, and an increase in unrealized capital gains.

        On June 28, 2002, Allstate Life increased additional capital paid-in due to the receipt of a $150 million capital contribution from AIC. The cash contribution was made to strengthen Allstate Life statutory surplus, following the impact of Allstate Life's realized capital losses, an increase in the statutory reserves required for the variable annuity guaranteed minimum death benefits and growth from new business.

        Debt    The Company had no outstanding debt at June 30, 2002 and December 31, 2001, respectively.

        Financial Ratings and Strength    The Company's financial strength ratings are influenced by many factors including the amount of financial leverage (i.e. debt) and exposure to risks, as well as the current level of operating leverage.

        In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's further revised its outlook for Allstate Life and its rated subsidiaries and affiliates to "negative" from "stable." This revision is part of an ongoing life insurance industry review being conducted by Standard & Poor's. Moody's and A.M. Best reaffirmed all of the Company's ratings and outlooks.

        Liquidity    The principal sources of funds for the Company include the following activities:

  Statutory premiums and deposits
  Reinsurance recoveries
  Receipts of principal, interest and dividends on investments
  Sales of investments
  Funds from investment repurchase agreements, securities lending, dollar roll and lines of credit agreements
  Inter-company loans
  Dividends from subsidiaries
  Capital contributions from AIC

        The principal uses of funds for the Company include the following activities:

  Payment of contract benefits, maturities, surrenders and withdrawals
  Reinsurance cessions and payments
  Operating costs and expenses
  Purchase of investments
  Repayment of investment repurchase agreements, securities lending, dollar roll and borrowings under lines of credit agreements
  Repayment of inter-company loans
  Capital contributions to subsidiaries
  Dividends to AIC and The Northbrook Corporation

        Dividends to Allstate Life from its domestic insurance subsidiaries and dividends Allstate Life can pay to AIC are subject to restriction under the insurance company holding act of the insurance company's state of domicile. The payment of dividends by Allstate Life is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. Based on the greater of 2001 statutory net income or 10% of statutory surplus, the maximum amount of dividends Allstate Life will be able to pay without prior Illinois Department of Insurance approval at a given point in time during 2002 is $273 million, less dividends paid during the preceding twelve months measured at that point in time. In the twelve-month period ending June 30, 2002, Allstate Life has paid a total of $185 million. Notification and approval of inter-company lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

        Allstate Life's insurance subsidiaries are domiciled in Illinois, New York, Arizona and Nebraska. Except for those domiciled in New York and one in Nebraska, Allstate Life has 100% intercompany reinsurance agreements in place with its domestic insurance subsidiaries. Only assets supporting capital and Separate Accounts remain in these subsidiaries. The maximum amount of dividends Allstate Life's domestic insurance subsidiaries will be able to pay without prior approval of their respective departments of insurance in 2002 is $45 million. In the twelve-month period ended June 30, 2002, Allstate Life's domestic insurance subsidiaries paid dividends of $45 million, which represented an extraordinary dividend from a subsidiary no longer writing new business.

        A portion of the Company's diversified product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Total surrender and withdrawal amounts for the Company were $761 million and $725 million in the second quarter of 2002 and 2001, respectively, and were $1.42 billion and $1.55 billion during the first six months of 2002 and 2001, respectively. As the Company's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future from the aging of the policies and interest rate changes, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

        The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at June 30, 2002 and December 31, 2001, respectively.

        The Corporation maintains three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements. The Company is a party with the Corporation and AIC to the following two credit facilities which can be accessed upon the request of the Corporation: a $575 million five-year revolving line of credit expiring in 2006 and a $575 million 364-day revolving line of credit which was renewed during the second quarter of 2002. The rights to borrow on the five-year and 364-day lines of credit are subject to requirements that are customary for facilities of this size, type and purpose. For example, the Corporation's ratio of total debt to total capital (as defined in the agreements) cannot exceed a designated level. This requirement is currently being met and management expects to continue to meet it in the future. The Company has direct access to the two $575 million dollar lines of credit. There were no borrowings under any of these lines of credit during 2002. The total amount outstanding at any point in time for the Corporation and its subsidiaries, including the Company, under the combination of the Corporation's commercial paper program and the three credit facilities is limited to $1.20 billion.

        The Company utilizes two SPEs, Allstate Life Funding, LLC and Allstate Financial Global Funding, LLC, exclusively for the issuance of funding agreements supporting medium-term note programs. The assets and liabilities of Allstate Life Funding, LLC are included in the condensed consolidated statements of financial position. The Company classifies the medium-term notes issued by Allstate Life Funding, LLC as contractholder funds, using similar accounting treatment as its other investment products. The assets and liabilities of Allstate Financial Global Funding, LLC are not consolidated on the condensed consolidated statements of financial position due to the existence of a sufficient equity ownership interest by unrelated third parties in this entity. The Company classifies the funding agreements issued to Allstate Financial Global Funding, LLC as contractholder funds. The Corporation's management does not have an ownership interest in the SPEs.

        At June 30, 2002, Allstate Financial Global Funding, LLC, the SPE used to issue global medium-term notes, had liabilities of $2.52 billion and in excess of $76 million of unrelated third party equity. The funding agreements issued by Allstate Life to this SPE are reported on the condensed consolidated statements of financial position as a component of contractholder funds.

        The Company has inter-company agreements in place that relate to insurance, reinsurance, loans, capitalization and the performance of various services (generally at cost). All material inter-company transactions have appropriately been eliminated in consolidation. Inter-company transactions among insurance subsidiaries and affiliates have been approved by the applicable domiciliary state department of insurance as required under applicable laws.

RECENT DEVELOPMENTS

        Allstate Life is currently evaluating the benefits of, and taking preliminary steps towards, merging Northbrook Life Insurance Company ("NLIC"), one of its wholly owned subsidiaries, into the Allstate Life. Substantially all premiums, contract charges, interest credited, policyholder benefits and expenses of NLIC are already ceded to Allstate Life under existing reinsurance agreements between Allstate Life and NLIC.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS AFFECTING ALLSTATE

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

  •
  There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and if the reinsurers have the financial capacity and willingness to pay.

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

  •
  Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales, results of operations and retention of existing business. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in interest rates could also reduce the profitability of the Company's spread-based products, particularly interest-sensitive life, investment and structured financial products, as the difference between the amount that the Company is required to pay on such products and the rate of return earned on the general account investments could be reduced. Changes in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals on these products. Additionally, unanticipated surrenders could cause acceleration of amortization of DAC and thereby increase expenses and reduce current period profitability. The Company seeks to limit its exposure to this risk on its products by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

  •
  The Company amortizes DAC related to interest-sensitive life and investment contracts in proportion to gross profits over the estimated lives of the contract periods. Periodically, the Company updates the assumptions underlying the estimated future gross profits, which include estimated future contract charges, investment margins and expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could potentially result in an adjustment to the cumulative amortization of DAC. For example, reduced estimated future gross profits resulting from declines in contract charges assessed against the Separate Accounts' balances invested in equity securities which have declined in value, could potentially result in increased amortization of DAC. An adjustment, if any, may have a material effect on the results of operations.

  •
  The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance, and sales management performance could cause contract charges realized by the Company to decrease and lead to an increase of the exposure of the Company to pay guaranteed minimum income and death benefits and could also result in increased statutory reserves for these benefits, leading to a reduction of Allstate Life's statutory capital and surplus. In addition, it is possible that the assumptions and projections used by Allstate Life in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits on variable annuities, particularly assumptions and projections about market performance, do not accurately anticipate the level of costs that the Company will ultimately incur in providing those benefits, resulting in adverse mortality trends that may have a material effect on the results of operations.

  •
  Conditions in the U.S. and international stock markets can have an impact on the Company's variable annuities sales. In general, sales of variable annuities increase when the stock markets are generally rising over an extended period of time and decrease when stock markets are falling over an extended period of time.

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

  •
  Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not be made until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of contract benefits to be paid and the investment returns on the assets purchased with the premiums received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations.

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

  •
  The Company is comprised of various entities registered under the federal securities laws as broker-dealers, investment advisors and/or investment companies. These entities are subject to regulatory jurisdiction of the Securities and Exchange Commission, the National Association of Securities Dealers and/or in some cases, state securities administrators. The laws regulating the securities products and activities of the Company are complex, numerous and subject to change. As with any highly regulated industry, there is some degree of risk of regulatory non-compliance; however the Company has in place various legal and compliance personnel, procedures and systems designed to reasonably assure compliance with these requirements.

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

  •
  The Corporation maintains three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements. The Company has access to the following two credit facilities: a $575 million five-year revolving line of credit expiring in 2006 and a $575 million 364-day revolving line of credit which was renewed in the second quarter of 2002. The rights to borrow on the five-year and 364-day lines of credit are subject to the requirement that the Corporation's ratio of total debt to total capital (as defined in the agreements) not exceed a designated level. The ability of the Corporation to meet the requirement is dependent upon its financial condition.

  •
  While positive operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade of the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in Allstate Life's financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-.

  •
  The events of September 11, 2001 and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of September 11, 2001. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

  •
  Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change a company's ratings due to, for example, a decline in the value of a company's investment portfolio or increased liabilities due to additional minimum income or death benefit exposure resulting from market declines. A multiple level downgrade, while not expected, of either the Company or the Corporation could have a material adverse effect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations.

  •
  State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures generally require the Company to maintain financial strength ratings. These restrictions affect the Company's insurance subsidiaries ability to pay shareholder dividends to the Company and use their capital in other ways.

  •
  The Company currently has Separate Account liabilities which contain death benefit features covered by the exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The Company does not currently hold GAAP liabilities for death benefit features covered by the SOP. If adopted, the Company's establishment of liabilities with respect to the contracts could have a material impact on the statement of operations, however the market values at the time of adoption will affect the amount of the liability required.

  •
  The Company has one off-balance sheet SPE that meets the non-consolidation requirements in existing GAAP. If GAAP accounting requirements were to change retroactively, necessitating the consolidation of the off-balance sheet SPE, the Corporation's and the Company's debt-to-capital ratio and the Corporation's compliance with any existing debt covenants would not be impacted.

  •
  A portion of the unrealized capital gains or losses included as a component of shareholder's equity relating to non-exchange traded marketable investment securities accounted for at fair value are internally developed using widely accepted valuation models and independent third party data as model inputs. A decrease in these values would negatively impact the Corporation's debt-to-capital ratio.

  •
  Changes in the fair value of certain non-exchange traded derivative contracts where fair value is internally developed using widely accepted valuation models and independent third party data as model inputs are included in operating income, net income or as a component of shareholder's equity. A decrease in the fair value of these non-exchange traded derivative contracts would negatively impact the Company's operating income, net income, assets, liabilities, shareholder's equity and debt-to-capital ratio.

  •
  Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the U.S. insurance business in an effort to determine the proper role of state insurance regulation in the U.S. financial services industry. In addition, members of Congress have introduced or discussed measures to permit optional federal chartering, and thus regulation, of some types of insurance business, such as life insurance and annuities. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Company.

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

  •
  Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. GAAP prescribes when a company may reserve for particular risks, including litigation exposures, therefore results for a given period could be significantly affected when a reserve is established.

  •
  In some states, mutual insurance companies can convert to a hybrid structure known as a mutual holding company. This process converts insurance companies owned by their policyholders to stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also some states permit the conversion of mutual insurance companies into stock insurance companies (demutualization). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect all of our product lines by substantially increasing competition for capital in the financial services industry.

  •
  The impact of The Sarbanes-Oxley Act of 2002 on the business of the Company is being evaluated but cannot be determined at this time.

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

  (a)
  Exhibits

          An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Allstate Life Insurance Company
                      (Registrant)

August 14, 2002	By	/s/ Samuel H. Pilch Samuel H. Pilch Group Vice President and Controller (chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description
10.1*	Form of The Allstate Corporation 2001 Equity Incentive Plan Option Award Agreement. Incorporated by reference to Exhibit 10.1 to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
10.2*
The Allstate Corporation Deferred Compensation Plan, as amended and restated as of June 1, 2002. Incorporated by reference to Exhibit 10.1 to The Allstate Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*
A management contract or compensatory plan or arrangement