Form 10-Q
period 2002-09-30
ALLSTATE LIFE INSURANCE CO
filed 2002-11-14
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-31248

ALLSTATE LIFE INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

Illinois (State of Incorporation)	36-2554642 (I.R.S. Employer Identification No.)
3100 Sanders Road Northbrook, Illinois (Address of principal executive offices)	60062 (Zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 847/402-5000

        REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes ☒    No ☐

        AS OF OCTOBER 31, 2002, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2002

		PAGE
PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three Month and Nine Month Periods Ended September 30, 2002 and 2001 (unaudited)	1
	Condensed Consolidated Statements of Financial Position as of September 30, 2002 (unaudited) and December 31, 2001	2
	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2002 and 2001 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
	Independent Accountants' Review Report	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 6.	Exhibits and Reports on Form 8-K	40

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenues
Premiums	$196	$280	$693	$791
Contract charges	210	204	640	607
Net investment income	757	715	2,209	2,122
Realized capital gains and losses	(161)	(70)	(278)	(189)

	1,002	1,129	3,264	3,331

Costs and expenses
Contract benefits	324	393	1,060	1,136
Interest credited to contractholder funds	449	429	1,263	1,245
Amortization of deferred policy acquisition costs	138	74	330	251
Operating costs and expenses	112	101	340	327

	1,023	997	2,993	2,959
Loss on disposition of operations	—	—	—	4

Income from operations before income tax (benefit) expense and cumulative effect of change in accounting principle	(21)	132	271	368
Income tax (benefit) expense	(25)	43	73	116

Income before cumulative effect of change in accounting principle, after-tax	4	89	198	252

Cumulative effect of change in accounting for derivatives and embedded derivative financial instruments, after-tax	—	—	—	(6)

Net income	$4	$89	$198	$246

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $41,305 and $35,718)	$43,827	$37,226
Mortgage loans	5,671	5,450
Equity securities, at fair value (cost $253 and $196)	236	201
Short-term	1,347	672
Policy loans	691	673
Other	196	75

Total investments	51,968	44,297
Cash	247	130
Deferred policy acquisition costs	2,865	2,997
Reinsurance recoverables, net	1,006	950
Accrued investment income	542	479
Other assets	241	182
Separate Accounts	10,791	13,587

Total assets	$67,660	$62,622

Liabilities
Contractholder funds	$37,643	$32,301
Reserve for life-contingent contract benefits	9,244	8,632
Unearned premiums	15	9
Payable to affiliates, net	74	74
Other liabilities and accrued expenses	3,212	2,053
Deferred income taxes	655	569
Separate Accounts	10,791	13,587

Total liabilities	61,634	57,225

Commitments and Contingent Liabilities (Note 3)
Shareholder's Equity
Redeemable preferred stock — series A, $100 par value, 1,500,000 shares authorized, 1,035,610 shares issued and outstanding	104	104
Redeemable preferred stock — series A subscriptions receivable	—	(14)
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	967	717
Retained income	4,099	3,948
Accumulated other comprehensive income:
Unrealized net capital gains and losses	850	636
Unrealized foreign currency translation adjustments	1	1

Total accumulated other comprehensive income	851	637

Total shareholder's equity	6,026	5,397

Total liabilities and shareholder's equity	$67,660	$62,622

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
(in millions)	2002	2001
	(Unaudited)
Cash flows from operating activities
Net income	$198	$246
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(158)	(195)
Realized capital gains and losses	278	189
Loss on disposition of operations	—	4
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	6
Interest credited to contractholder funds	1,263	1,245
Changes in:
Contract benefit and other insurance reserves	(33)	36
Unearned premiums	6	29
Deferred policy acquisition costs	(154)	(213)
Reinsurance recoverables	(60)	(85)
Income taxes payable	(29)	61
Other operating assets and liabilities	29	45

Net cash provided by operating activities	1,340	1,368

Cash flows from investing activities
Proceeds from sales
Fixed income securities	4,991	4,718
Equity securities	37	357
Investment collections
Fixed income securities	2,824	2,405
Mortgage loans	394	271
Investments purchases
Fixed income securities	(12,728)	(10,250)
Equity securities	(86)	(273)
Mortgage loans	(558)	(1,109)
Acquisitions, net of cash received	—	66
Change in short-term investments, net	(275)	57
Change in other investments, net	(133)	(47)

Net cash used in investing activities	(5,534)	(3,805)

Cash flows from financing activities
Proceeds from issuance of redeemable preferred stock	14	1
Redemption of preferred stock	—	(3)
Capital contributions	250	—
Contractholder fund deposits	6,940	6,081
Contractholder fund withdrawals	(2,847)	(3,522)
Dividends paid	(46)	(77)

Net cash provided by financing activities	4,311	2,480

Net increase in cash	117	43
Cash at beginning of period	130	58

Cash at end of period	$247	$101

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation

        The accompanying condensed consolidated financial statements include the accounts of Allstate Life Insurance Company ("ALIC"), and its wholly owned subsidiaries (together with ALIC, the "Company"). ALIC is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation").

        The condensed consolidated financial statements and notes as of September 30, 2002, and for the three-month and nine-month periods ended September 30, 2002 and 2001, are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Form 10 filed April 24, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform with the 2002 and year-end 2001 presentations, certain amounts in the prior year's condensed consolidated financial statements have been reclassified. Non-cash transactions of $217 million have been excluded from prior period investment purchases and sales on the Condensed Consolidated Statements of Cash Flows to conform to the current period presentation.

        Non-cash investment exchanges, primarily refinancings of fixed income securities and mergers completed with equity securities, totaled $90 million and $130 million for the nine months ended September 30, 2002 and 2001, respectively.

New accounting standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value basis. The Company adopted SFAS No. 142 effective January 1, 2002 and as a result, the Company's 2001 results do not reflect the impact of the non-amortization provisions of SFAS No. 142. Had the Company adopted the non-amortization provisions on January 1, 2001, the impact would have been immaterial to Net income (unamortized goodwill totaled $8 million at September 30, 2002). During the second quarter of 2002, the Company completed the initial goodwill impairment test required by SFAS No. 142 and concluded that goodwill was not impaired. The Company utilized several widely accepted valuation techniques, including discounted cash flow and market multiple and trading analyses, to estimate the fair value of its acquired businesses.

Pending accounting standard

        On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is fiscal years beginning after December 15, 2003, with earlier adoption encouraged. Initial application should be as of the beginning of the fiscal year; therefore, if adopted during an interim period of 2003, prior interim periods should be restated. Most provisions of the proposed SOP will have a minimal impact to the Company. With respect to guaranteed minimum income benefits (contract features that guarantee a minimum amount for annuitization), the Company's policy of not recognizing any liability during the accumulation phase is consistent with the SOP. However, a provision that requires the establishment of a liability in addition to the account balance for contracts that contain death or other insurance benefits which are not currently recognized as a liability by the Company may have a material impact on the condensed consolidated statement of operations depending on the market conditions at the time of adoption. Contracts that would be affected by this provision of the SOP are those that specify that the amounts assessed against the contractholder each period for the insurance benefit feature are not proportionate to the insurance coverage provided for the period. These contract provisions are commonly referred to as guaranteed minimum death benefits.

2.    Reinsurance

        The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company also cedes a portion of the mortality risk on certain term life policies to a pool of reinsurers. The Company continues to have primary liability as the direct insurer for risks reinsured. The Company follows a comprehensive evaluation process involving credit scoring and capacity to select reinsurers. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of reserves for contract benefits. Failure of reinsurers to honor their obligations could result in losses to the Company.

        Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract.

        The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Premiums and Contract charges
Direct premiums	$271	$333	$900	$930
Assumed
Affiliate	7	11	25	33
Non-affiliate	19	16	56	45
Ceded — non-affiliate	(101)	(80)	(288)	(217)

Premiums net of reinsurance	196	280	693	791
Direct contract charges	208	200	631	594
Assumed
Affiliate	1	2	5	6
Non-affiliate	1	2	4	7

Contract charges net of reinsurance	210	204	640	607

Premiums and contract charges, net of reinsurance	$406	$484	$1,333	$1,398

        The effects of reinsurance on contract benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Contract Benefits
Direct	$405	$458	$1,303	$1,289
Assumed
Affiliate	4	12	13	31
Non-affiliate	8	10	28	24
Ceded — non-affiliate	(93)	(87)	(284)	(208)

Contract benefits, net of reinsurance	$324	$393	$1,060	$1,136

3.    Commitments and Contingent Liabilities

Regulations and legal proceedings

        The Company's business is subject to the effects of a changing social, economic and regulatory environment. State and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance businesses, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

        The Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, the outcome of some legal proceedings that involve AIC regarding the Allstate agencies may have an impact on the Company.

        AIC is defending various lawsuits involving worker classification issues. Examples of these lawsuits include a number of putative class actions challenging the overtime exemption claimed by AIC under the Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. Another example involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that agency secretaries were terminated as employees by AIC and rehired by agencies though outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

        In addition, on August 6, 2002 a petition was filed with the National Labor Relations Board ("NLRB") by the United Exclusive Allstate Agents, Office and Professional Employees International Union, seeking certification as the collective bargaining representative of all Allstate agents in the United States. AIC is opposing the petition on a number of grounds, including that the agents are independent contractors and, therefore, the NLRB lacks jurisdiction over the issue. The outcome is currently uncertain.

        AIC is also defending certain matters relating to its agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor and a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") with respect to allegations of retaliation under the Age

Discrimination in Employment Act, the Americans with Disabilities Act and Title VII of the Civil Rights Act of 1964. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, breach of contract and age discrimination. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. AIC is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

        The Company is defending various lawsuits that allege that it engaged in business or sales practices inconsistent with state or federal law. The Company has been vigorously defending these lawsuits, but their outcome is currently uncertain. The court has approved a settlement, which is not material, in a previously reported, statewide class action that alleged that the Company violated insurance statutes in the sale of credit insurance.

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

4.    Business Segments

        Summarized financial performance data for each of the Company's reportable segments for the three months and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Income from operations before income taxes and cumulative effect of change in accounting principle
Retail
Premiums and contract charges	$358	$382	$1,086	$1,121
Net investment income	465	425	1,358	1,268
Realized capital gains and losses	(76)	(47)	(159)	(118)

Total Retail revenues	747	760	2,285	2,271
Contract benefits	158	191	475	545
Interest credited to contractholder funds	331	293	928	853
Amortization of deferred policy acquisition costs	137	74	327	248
Operating costs and expenses	101	90	303	295
Loss on disposition of operations	—	—	—	4

Retail income from operations before income taxes and cumulative effect of change in accounting principle	20	112	252	326

Structured Financial Products
Premiums and contract charges	48	102	247	277
Net investment income	292	290	851	854
Realized capital gains and losses	(85)	(23)	(119)	(71)

Total Structured Financial Products revenues	255	369	979	1,060
Contract benefits	166	202	585	591
Interest credited to contractholder funds	118	136	335	392
Amortization of deferred policy acquisition costs	1	—	3	3
Operating costs and expenses	11	11	37	32

Structured Financial Products income from operations before income taxes and cumulative effect of change in accounting principle	(41)	20	19	42

Consolidated income from operations before income taxes and cumulative effect of change in accounting principle	$(21)	$132	$271	$368

5.    Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended September 30,
	2002			2001
(in millions)	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments:
Unrealized holding gains arising during the period	$103	$(36)	$67	$36	$(12)	$24
Less: reclassification adjustments	(176)	61	(115)	(78)	27	(51)

Unrealized net capital gains	279	(97)	182	114	(39)	75
Net losses on derivative financial instruments arising during the period	(1)	—	(1)	(1)	—	(1)
Less: reclassification adjustments	—	—	—	1	—	1

Net losses on derivative financial instruments	(1)	—	(1)	(2)	—	(2)

Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	278	(97)	181	112	(39)	73
Unrealized foreign currency translation adjustments	—	—	—	—	—	—

Other comprehensive income	$278	$(97)	181	$112	$(39)	73

Net income			4			90

Comprehensive income			$185			$163

	Nine Months Ended September 30,
	2002			2001
(in millions)	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments:
Unrealized holding gains arising during the period	$23	$(8)	$15	$75	$(26)	$49
Less: reclassification adjustments	(310)	108	(202)	(198)	69	(129)

Unrealized net capital gains	333	(116)	217	273	(95)	178
Cumulative effect of change in accounting for derivative and embedded derivative financial instruments	—	—	—	(1)	—	(1)
Net (losses) gains on derivative financial instruments arising during the period	(4)	1	(3)	3	(1)	2
Less: reclassification adjustments	—	—	—	4	(1)	3

Net losses on derivative financial instruments	(4)	1	(3)	(2)	—	(2)

Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	329	(115)	214	271	(95)	176
Unrealized foreign currency translation adjustments	—	—	—	3	(1)	2

Other comprehensive income	$329	$(115)	214	$274	$(96)	178

Net income			198			246

Comprehensive income			$412			$424

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholder of
Allstate Life Insurance Company:

        We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the "Company", an affiliate of The Allstate Corporation) as of September 30, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 12, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE MONTH PERIODS
ENDED SEPTEMBER 30, 2002 AND 2001

        The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company ("ALIC") and its wholly owned subsidiaries (together with ALIC, the "Company"). ALIC is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein and with the discussion, analysis, consolidated financial statements and notes thereto for the year ended December 31, 2001 in Item 2. and Item 13. on Form 10 for the year ended December 31, 2001, which includes a discussion of the Company's Critical Accounting Policies.

EXECUTIVE SUMMARY OF RESULTS

        The Company experienced a 95.5% decrease in Net income in the third quarter of 2002 as compared to the third quarter of 2001. Net income for the first nine months of 2002 decreased 19.5% compared to the first nine months of 2001. The net income decline in both periods is a result of higher after-tax realized capital losses as compared to the prior year periods and lower operating income in the Retail segment, partly offset by lower income tax expense resulting from an adjustment for prior year tax liabilities. The Retail segment experienced lower operating income due primarily to the acceleration of deferred policy acquisition costs ("DAC") amortization (called "DAC unlocking") during the third quarter totaling $42 million after-tax.

CONSOLIDATED REVENUES

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Retail premiums and contract charges	$358	$382	$1,086	$1,121
Structured Financial Products premiums and contract charges	48	102	247	277
Net investment income	757	715	2,209	2,122
Realized capital gains and losses	(161)	(70)	(278)	(189)

Total consolidated revenues	$1,002	$1,129	$3,264	$3,331

        Consolidated revenues decreased 11.2% in the third quarter of 2002, as compared to the third quarter of 2001, and decreased 2.0% in the first nine months of 2002, as compared to the same period in 2001. The decline in revenues for both the third quarter and the first nine months was a result of decreases in premiums and contract charges in both the Retail and Structured Financial Products segments and increased realized net capital losses. These declines were partly offset by an increase in net investment income.

CONSOLIDATED NET INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Net income
Retail	$30	$75	$186	$231
Structured Financial Products	(26)	14	12	15

Total consolidated net income	$4	$89	$198	$246

RETAIL OPERATIONS

        Overview    The Retail segment offers a diversified group of products to meet consumers' lifetime needs in the areas of protection and retirement solutions through a variety of distribution channels. The Retail segment offers protection products, which consists of life insurance products and other insurance products, and retirement products, otherwise referred to as investment products. Life insurance products include: term life, whole life, credit life, universal life, variable life, variable universal life and single premium life. Other insurance products include long-term care, accidental death, hospital indemnity and credit disability. Investment products include fixed deferred annuities (including market value adjusted annuities, equity-indexed annuities and treasury-linked annuities), immediate annuities, and variable annuities. Retail products are sold through a variety of distribution channels including Allstate agencies, financial services firms, independent agent broker/dealers including master brokerage agencies and direct marketing.

        Summarized financial data and key operating measures for the Retail operations are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Statutory premiums and deposits(1)	$2,395	$1,684	$6,133	$5,309

Investments	31,527	26,404	31,527	26,404
Separate Accounts assets	10,440	12,055	10,440	12,055

Investments, including Separate Accounts assets	$41,967	$38,459	$41,967	38,459

GAAP Premiums	$153	$183	$463	$530
Contract charges	205	199	623	591
Net investment income	465	425	1,358	1,268

	823	807	2,444	2,389

Contract benefits	158	191	475	545
Interest credited to contractholder funds	331	293	928	853
Amortization of deferred policy acquisition costs	143	73	329	243
Operating costs and expenses	101	90	303	295

	733	647	2,035	1,936

Operating income before tax	90	160	409	453
Income tax expense on operations	15	53	122	148

Operating income(2)	75	107	287	305
Loss on disposition of operations, after-tax	—	—	—	(3)
Realized capital gains and losses, after-tax(3)	(45)	(32)	(101)	(80)
Cumulative effect of change in accounting principle, after-tax	—	—	—	9

Net income	$30	$75	$186	$231

(1)
Statutory premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends.

(2)
For a complete definition of operating income, see the operating income discussion beginning on page 16.

(3)
Reconciliation of Realized capital gains and losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Realized capital gains and losses	$(76)	$(47)	$(159)	$(118)
Reclassification of DAC amortization	6	(1)	2	(5)
Income tax benefit	25	16	56	43

Realized capital gains and losses, after-tax	$(45)	$(32)	$(101)	$(80)

        Statutory premiums and deposits is a measure used by management to analyze sales trends. Statutory premiums and deposits includes premiums on insurance policies, and premiums and deposits on annuities, determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the states in which ALIC and its insurance subsidiaries are domiciled, and all other funds received from customers on deposit-type products which are accounted for by the Company on a generally accepted accounting principles ("GAAP") basis as liabilities, rather than as revenue. Statutory accounting practices, and the Company's definition of statutory premiums and deposits, differ in material aspects from GAAP. The Company's method of calculating statutory premiums and deposits may also be different from the method used by other companies and therefore comparability may be limited.

        The following table summarizes statutory premiums and deposits for the Retail segment by product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Life and other products
Interest-sensitive life	$248	$237	$745	$717
Traditional life	100	103	288	308
Other	42	46	124	134

Total life and other products	390	386	1,157	1,159
Investment products
Fixed annuities	1,395	673	3,170	1,961
Variable annuities	610	625	1,806	2,189

Total investment products	2,005	1,298	4,796	4,150

Total statutory premiums and deposits	$2,395	$1,684	$6,133	$5,309

        Total Retail statutory premiums and deposits increased 42.2% to $2.40 billion in the third quarter of 2002 from $1.68 billion in the third quarter of 2001 and 15.5% to $6.13 billion in the first nine months of 2002 from $5.31 billion in the same period of 2001. In both periods, the increases were due to growth in sales of fixed annuities, partly offset by declines in variable annuity sales. The declines in variable annuity sales are a reflection of the continuing overall decline in the variable annuity market caused by economic and market conditions during the periods.

        The following table summarizes statutory premiums and deposits for the Retail segment by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Allstate agencies	$445	$304	$1,268	$888
Independent agents	827	479	1,826	1,291
Financial services firms	1,082	823	2,827	2,896
Direct marketing	41	78	212	234

Total statutory premiums and deposits	$2,395	$1,684	$6,133	$5,309

        As a result of initiatives undertaken to expand the sales of financial services products, statutory premiums and deposits generated by Allstate agencies have increased 46.4% in the third quarter of 2002 compared to the third quarter of 2001, and 42.8% in the first nine months of 2002 compared to the same period of 2001. To align with current field agency management compensation and the overall strategies of the Company, beginning in 2003, components of Allstate agency compensation will be based partially upon cross-selling of the Company's Retail products.

        GAAP premiums and contract charges represent premiums generated from traditional life and other insurance products which have significant mortality or morbidity risk, and contract charges generated from interest-sensitive life insurance products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds or Separate Accounts liabilities. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and early surrender.

        The following table summarizes GAAP premiums and contract charges for the Retail segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Premiums
Traditional life	$103	$115	$300	$324
Other	50	68	163	206

Total premiums	153	183	463	530

Contract charges
Interest-sensitive life	148	143	445	410
Variable annuities	54	54	163	164
Investment contracts	3	2	15	17

Total contract charges	205	199	623	591

Total GAAP premiums and contract charges	$358	$382	$1,086	$1,121

        Total Retail premiums decreased 16.4% in the third quarter of 2002 and 12.6% during the first nine months of 2002 compared to the same periods in the prior year, due to declines in both traditional life insurance and other insurance products premiums. Traditional life premiums declined due to the Company entering a reinsurance agreement for certain of its direct marketing credit life insurance products and decreased sales of term life insurance premiums. Declines in other premiums during both periods are related to the Company not renewing certain direct marketing non-life credit insurance products. Total Retail contract charges increased 3.0% during the third quarter of 2002 and 5.4% for the first nine months of 2002 compared to the same periods in 2001 due to growth in interest-sensitive life insurance account values in force and contract charge rate increases. Contract charges on variable annuities, which are generally calculated as a percentage of each account value, were consistent with the prior year periods as growth from sales was offset by declines in account values as a result of equity market declines. The following table summarizes GAAP premiums and contract charges for the Retail segment by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Premiums
Allstate agencies	$65	$78	$197	$212
Independent agents	5	3	13	12
Direct marketing	83	102	253	306

Total premiums	153	183	463	530

Contract charges
Allstate agencies	137	126	419	380
Independent agents	17	21	52	55
Financial services firms	51	52	152	156

Total contract charges	205	199	623	591

Total premiums and contract charges	$358	$382	$1,086	$1,121

Operating Income

        Operating income is a measure used by the Company's management to evaluate the profitability of each segment. Operating income is defined as Income before the cumulative effect of change in accounting principle, after-tax, and excluding the after-tax effects of realized capital gains and losses. In this management measure, the effects of realized capital gains and losses and certain other items have been excluded due to volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of insurers. These operating results should not be considered as a substitute for any GAAP measure of performance. A reconciliation of operating income to net income is provided in the table on page 13. The Company's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Investment margin	$130	$122	$420	$414
Mortality margin	116	111	346	302
Maintenance charges	68	72	218	219
Surrender charges	20	18	57	56
DAC amortization	(143)	(73)	(329)	(243)
Operating costs and expenses	(101)	(90)	(303)	(295)
Income tax expense on operations	(15)	(53)	(122)	(148)

Operating income	$75	$107	$287	$305

        Operating income for the Retail segment decreased 29.9% during the third quarter of 2002 and 5.9% during the first nine months of 2002, as compared to the same periods in the prior year. Decreases in operating income in both periods were primarily due to increases in DAC amortization and operating costs partly offset by lower income tax expense on operations due to an adjustment for prior year tax liabilities, as well as increased investment and mortality margins.

        Investment margin, which represents the excess of net investment income earned over interest credited to policyholders and contractholders, increased 6.6% for this segment during the third quarter of 2002 and 1.4% in the first nine months of 2002, compared to the same periods of 2001. The increase in both periods is a result of growth in invested assets driven by sales of fixed annuities, less contract benefits, surrenders and withdrawals. Invested assets increased 22.1% as of September 30, 2002 compared to September 30, 2001. The impact of this growth was partly offset by a decline in invested asset yields from lower reinvestment rates resulting from market conditions, and a shift to sales of investment products with lower investment margins, such as market value adjusted annuities ("MVAAs"). Management actions taken in 2001 and the first nine months of 2002 to reduce crediting rates where contractually allowed have partially offset the impact on investment margin of the decline in invested asset yields.

        Mortality margin, which represents premiums and cost of insurance charges less related policy benefits, increased 4.5% for this segment during the third quarter of 2002, compared to the same period of 2001, and 14.6% during the first nine months of 2002, compared to the same period in 2001. During both periods, increased premiums on new business offset the increase in policy benefits compared to the same periods of 2001. Mortality and morbidity loss experience can cause benefit payments to fluctuate from period to period while underwriting and pricing guidelines are based on a long-term view of the trends in mortality and morbidity.

        Variable annuities have contract provisions that provide a benefit of a minimum account value at death, which are referred to as guaranteed minimum death benefits ("GMDBs"). In addition, certain variable annuity contracts have provisions that provide for a future minimum income annuitization value used to determine the contractholder's payout benefits, which are referred to as guaranteed minimum income benefits ("GMIBs"). At any point in time, the value or amount of these guarantees is dependent upon the investment performance of the underlying Separate Accounts, and is not proportional to the amount of periodic fees assessed against the contractholder for these benefits. The Company is responsible for meeting these guaranteed benefits and receives any fees assessed for these benefits.    Net cash payments for GMDBs were $11 million and $31 million for the quarter and the nine months ended September 30, 2002, respectively, net of reinsurance, hedging gains, and other contractual arrangements. This compares to net cash payments of $9 million and $19 million for the three and nine-month periods ended September 30, 2001. To reduce its GMDB exposure resulting from further declines in the equity market, the Company entered into certain financial instruments during 2002 which economically hedged a portion of this risk. These instruments will hedge expected benefit payments through June 30, 2003. The aggregate amount of the Company's GMDB in excess of the related account values, payable if all contractholders were to have died as of September 30, 2002, is estimated to be $4.53 billion, net of reinsurance, compared to $2.36 billion, net of reinsurance at December 31, 2001. As of September 30, 2002, approximately two-thirds of this exposure is related to the return of customer deposits while the remaining one-third is attributable to some form of enhanced death benefit greater than customer deposits.

        The Company has offered GMIBs on certain variable annuity contracts since 1998. The GMIBs offered include the right to annuitize based on the highest account value at any contract anniversary date or a guaranteed compound earnings rate based on the initial account value over the specified contract period. These benefits are not contractually available to contractholders until ten years after purchase, therefore they do not begin until 2008, based on the terms of the related contracts. The GMIB value in excess of contractholders' account values at September 30, 2002 was estimated to be $940 million, net of reinsurance, compared to an estimated $388 million, net of reinsurance, at December 31, 2001.

        Amortization of DAC for the Retail segment is dependent on the nature of the insurance contract and requires judgment on both the period and rate of amortization. DAC amortization periods for products with significant mortality or morbidity risk are determined when the products are sold, and are related to the periods in which premiums are received on these products. Amortization is recognized in proportion to the pattern of estimated gross profits for interest-sensitive life and investment products, which is dependent on expected investment returns, product profitability experience and the established lives of the contracts. The recoverability of DAC on interest-sensitive life insurance and certain investment products is reviewed regularly in the aggregate, using current assumptions. The average lives of the contracts are considerably shorter than the stated amortization period due to withdrawals, surrenders and other policy terminations. The average long-term rate of assumed future investment yield of the Separate Accounts assets related to variable annuity and life contracts, used in estimating expected gross margins, is 8.0% after fees. When market returns vary from the 8.0% long-term expectation or mean, the Company assumes a reversion to this mean over a seven-year period, which includes two prior years and five future years. The assumed returns over this period are limited to a range between 0% to 13.25% after fees.

        The steep and sustained decline in the equity markets for the nine months ending September 30, 2002 resulted in variable annuity DAC unlocking, totaling $94 million. Improved persistency on fixed annuities and interest-sensitive life products, along with other recoveries, partially offset the variable annuity DAC unlocking, for a net pre-tax acceleration of DAC amortization for the Retail products totaling $65 million in the third quarter of 2002. Expected future GMDB benefits reduce expected future gross profits, which may in turn require further accelerated amortization of the variable annuity DAC asset. Future volatility in the equity markets of similar or greater magnitude may result in non-symmetrical increases or decreases in the amortization of DAC.

        The following table summarizes the DAC asset balance for the Retail segment by product.

		September 30, 2002			December 31, 2001
(in millions)	Amortization Period	Unamortized DAC	Impact of net unrealized gains and losses	Total DAC	Unamortized DAC	Impact of net unrealized gains and losses	Total DAC
Traditional life	7 to 30 years	$673	$—	$673	$659	$—	$659
Other	Various	84	—	84	84	—	84

		757	—	757	743	—	743
Interest-sensitive life	30 years	1,240	(126)	1,114	1,209	(88)	1,121
Fixed annuity	15 years	646	(479)	167	478	(224)	254
Variable annuity	15 years	820	(11)	809	877	(19)	858

		2,706	(616)	2,090	2,564	(331)	2,233

		$3,463	$(616)	$2,847	$3,307	$(331)	$2,976

        DAC amortization increased 95.9% during the third quarter of 2002, and 35.4% during the first nine months of 2002, compared to the same periods in 2001, due to the accelerated amortization in the third quarter of 2002 and ongoing growth of the business in force.

        Operating costs and expenses increased 12.2% during the third quarter of 2002 and 2.7% during the first nine months of 2002 compared to the same period in 2001. These increases were driven by additional spending in technology and marketing which are consistent with management's expectations and reflect the growth within this segment.

RETAIL INVESTMENT RESULTS

        Pretax net investment income increased 9.4% for the Retail segment in the third quarter of 2002, and 7.1% in the first nine months of 2002, as compared to the same periods in 2001. The increases were due to increased Retail investment balances, partially offset by lower portfolio yields. Lower portfolio yields were due to funds from operations and reinvestments at current market rates, and the impact of lower short-term rates on securities with variable yields. Retail investment balances, excluding assets invested in Separate Accounts and net unrealized capital gains on fixed income securities, increased 22.1% from the September 30, 2001 level.

        After-tax realized capital losses were $45 million in the third quarter of 2002 compared to $32 million in the third quarter of 2001. During the first nine months of 2002, after-tax realized capital losses were $101 million compared to $80 million in the first nine months of last year. After-tax realized capital gains and losses are presented net of the effects of DAC amortization and additional future policy benefits to the extent that such effects resulted from the recognition of realized capital gains and losses.

        The following table describes the factors driving the after-tax realized capital gains and losses results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Investment write-downs	$(36)	$(12)	$(62)	$(35)
Sales	(15)	4	(31)	(1)
Valuation of derivative securities	2	(23)	(9)	(40)

Subtotal	(49)	(31)	(102)	(76)
Reclassification of amortization of DAC	4	(1)	1	(4)

Realized capital gains and losses, after-tax	$(45)	$(32)	$(101)	$(80)

STRUCTURED FINANCIAL PRODUCTS OPERATIONS

        Overview    The Structured Financial Products segment offers a variety of spread-based and fee-based products to qualified investment buyers, special purpose entities ("SPEs") and others. Spread-based products are designed to generate income based on the difference ("spread") between investment returns on the supporting assets and the guaranteed returns provided to customers. Fee-based products are designed to generate income based on various fees or charges assessed against the account values. Spread-based products provide guaranteed rates of return to customers. Fee-based products provide only a limited guarantee to customers. Spread-based products include guaranteed investment contracts ("GICs") and funding agreements. Synthetic GICs are the primary fee-based product offered by the segment. These products are sold to qualified investment buyers. Funding agreements are sold to SPEs issuing medium-term notes, through specialized brokers, including consultants and financial intermediaries. Structured Financial Products include fixed annuity investment products such as single premium structured settlement annuities sold through brokers who specialize in settlement of injury and other liability cases and other immediate annuities.

        Summarized financial data and key operating measures for the Structured Financial Products operations are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Statutory premiums and deposits(1)	$320	$712	$2,268	$2,702

Investments	20,441	18,065	20,441	18,065
Separate Accounts assets	351	376	351	376

Investments, including Separate Accounts assets	$20,792	$18,441	$20,792	18,441

GAAP Premiums	$43	$97	$230	$261
Contract charges	5	5	17	16
Net investment income	292	290	851	854

	340	392	1,098	1,131

Contract benefits	166	202	585	591
Interest credited to contractholder funds	118	136	335	392
Amortization of deferred policy acquisition costs	1	—	3	3
Operating costs and expenses	11	11	37	32

	296	349	960	1,018

Operating income before tax	44	43	138	113
Income tax expense on operations	16	15	49	37

Operating income(2)	28	28	89	76
Realized capital gains and losses, after-tax(3)	(54)	(14)	(77)	(46)
Cumulative effect of change in accounting principle, after-tax	—	—	—	(15)

Net income (loss)	$(26)	$14	$12	$15

(1)
Statutory premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends.

(2)
For a complete definition of operating income, see the operating income discussion beginning on page 21.

(3)
Reconciliation of Realized capital gains and losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Realized capital gains and losses	$(85)	$(23)	$(119)	$(71)
Income tax benefit	31	9	42	25

Realized capital gains and losses, after-tax	$(54)	$(14)	$(77)	$(46)

        Statutory premiums and deposits is a measure used by management to analyze sales trends. Statutory premiums and deposits includes premiums on insurance policies, and premiums and deposits on annuities, determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the states in which ALIC and its insurance subsidiaries are domiciled, and all other funds received from customers on deposit-type products which are accounted for by the Company on a GAAP basis as liabilities, rather than as revenue. Statutory accounting practices, and the Company's definition of statutory premiums and deposits, differ in material aspects from GAAP. The Company's method of calculating statutory premiums and deposits may also be different from the method used by other companies and therefore comparability may be limited.

        The following table summarizes statutory premiums and deposits for the Structured Financial Products segment by product line.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Interest-sensitive life	$—	$1	$5	$3
Investment products
Funding agreements	184	506	1,735	2,089
Structured settlement and immediate annuities	136	182	489	467
Guaranteed investment contracts	—	23	39	143

Total investment products	320	711	2,263	2,699

Total statutory premiums and deposits	$320	$712	$2,268	$2,702

        Total statutory premiums and deposits in the third quarter of 2002 decreased 55.1% as compared to the third quarter of 2001, and decreased 16.1% during the first nine months of 2002 as compared to the same period in 2001. In both periods, sales of funding agreements and GICs declined. For the first nine months of 2002, this decline was partly offset by an increase in sales of structured settlement annuities. Period to period fluctuations in sales of Structured Financial Products will occur as the sales of these products are primarily made based on management's assessment of market opportunities. The 16.9% decline in year-to-date funding agreements compared to the same period in 2001 is primarily a result of lower third quarter 2002 sales. Management determined that economic conditions during the quarter were adverse to earning targeted spreads on this product in contrast to the first six months of the year.

        GAAP premiums and contract charges represent premium generated from immediate annuities with life contingencies including certain structured settlement annuities which have significant mortality or morbidity risk and contract charges generated from structured settlement annuities and GICs for which deposits are classified as contractholder funds. Contract charges are assessed against the contractholder account balance for maintenance, administration and early surrender.

        In the third quarter of 2002, premiums from structured settlement annuities with life contingencies totaled $43 million, a decrease of 55.7% from $97 million in the third quarter of 2001. In the first nine months of 2002, sales of structured settlement annuities with life contingencies decreased 11.9% to $230 million, as compared to $261 million in the same period of 2001. Structured settlement annuities are a type of immediate annuity. Under GAAP accounting requirements, only immediate annuities with life contingencies are recognized in premiums. Those annuities without life contingencies, called period certain, are recorded directly as contractholder funds and generate investment margins and contract charges. Market conditions and consumer preferences drive the mix of immediate annuities sold with or without life contingencies, which cause fluctuations in the overall level of GAAP premiums.

        Contract charges totaled $5 million during the third quarter of 2002 and $17 million during the first nine months of 2002, comparable to the same periods in the prior year.

        Operating income is a measure used by the Company's management to evaluate the profitability of each segment. Operating income is defined as Income before the cumulative effect of change in accounting principle, after-tax, and excluding the after-tax effects of realized capital gains and losses. In this management measure, the effects of realized capital gains and losses and certain other items have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of insurers. These operating results should not be considered as a substitute for any GAAP measure of performance. A reconciliation of operating income to net income is provided in the table on page 20. The Company's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Investment margin	$53	$47	$159	$118
Mortality margin	(5)	(3)	(9)	9
Maintenance charges	8	10	28	20
Surrender charges	—	—	—	1
DAC amortization	(1)	—	(3)	(3)
Operating costs and expenses	(11)	(11)	(37)	(32)
Income tax expense on operations	(16)	(15)	(49)	(37)

Operating income	$28	$28	$89	$76

        Operating income for the Structured Financial Products segment was comparable in the third quarter of 2002 to the third quarter of 2001, and increased 17.1% during the first nine months of 2002, compared to the same period in 2001. Increases in the nine-month period are due to growth in the investment margin partially offset by a decline in mortality margins.

        Investment margin, which represents the excess of net investment income over interest credited to policyholders and contractholders, increased 12.8% for this segment during the third quarter of 2002, compared to the same period of 2001, and 34.7% for the first nine months of 2002 compared to the first nine months of 2001. The increase in both periods was due to growth in invested asset balances from sales in the prior twelve month period. The spreads for the quarter and nine months ended September 30, 2002 were consistent with those of the prior year.

        Mortality margin, which represents premium charges less related policy benefits, declined 66.7% to a loss of $5 million in the third quarter of 2002 when compared to the same period of 2001. In the first nine months, mortality margin went from a gain of $9 million in 2001 to a loss of $9 million in 2002. The declines in both periods were due to a lower death rate than anticipated in the policyholder benefit liability assumptions for immediate annuities with life contingencies. For immediate annuities with life contingencies, an increase in the death rate reduces the number and cost of future contract benefit payments. Conversely, life insurance contracts are positively affected by decreases in death rates because beneficiaries receive full death benefits but premiums are collected over a longer period of time than expected when the product was priced. The effects of mortality can cause benefits to fluctuate from period to period. However, in determining premium rates, the Company uses underwriting and pricing guidelines with a long-term view of mortality rates. As a result, the segment expects to experience fluctuations in mortality margin.

        DAC amortization was comparable in the third quarter of 2002 and the first nine months of 2002 to the same periods in the prior year. The DAC balance for the Structured Financial Products segment was $18 million and $21 million at September 30, 2002 and December 31, 2001, respectively.

        Operating costs and expenses were comparable in the third quarter of 2002 to the third quarter of 2001, and increased 15.6% to $37 million for the first nine months of 2002 compared to the same period of 2001. These increases were driven by additional spending in technology and marketing which are consistent with management's expectations and reflect the growth within this segment.

STRUCTURED FINANCIAL PRODUCTS INVESTMENT RESULTS

        Pretax net investment income for the Structured Financial Products segment was comparable in the first nine months and the third quarter of 2002 to the same periods in 2001. In both periods, increased Structured Financial Products investment balances were partly offset by lower portfolio yields. Lower portfolio yields were due to funds from operations and reinvestments at current market rates, and the impact of lower short-term rates on securities with variable yields. In the twelve-month period ended September 30, 2002, Structured Financial Products investment balances, excluding assets invested in Separate Accounts and net unrealized capital gains on fixed income securities, increased 14.2%.

        After-tax realized capital losses increased to $54 million in the third quarter of 2002 compared to $14 million in the same period of 2001, and increased to $77 million in the first nine months of 2002 compared to $46 million in the first nine months of 2001.

        The following table describes the factors driving the after-tax realized capital gains and losses results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Investment write-downs	(32)	(6)	(44)	(27)
Sales	(16)	2	(21)	(1)
Valuation of derivative securities	(6)	(10)	(12)	(18)

Realized capital gains and losses, after-tax	$(54)	$(14)	$(77)	$(46)

INVESTMENTS

        The composition of the investment portfolio for the Company at September 30, 2002 is presented in the table below.

	Retail		Structured Financial Products		Total
(in millions)		Percent to total		Percent to total		Percent to total
Fixed income securities(1)	$26,165	83.0%	$17,662	86.4%	$43,827	84.3%
Mortgage loans	3,219	10.2	2,452	12.0	5,671	10.9
Equity securities	194	0.6	42	0.2	236	0.5
Short-term	1,098	3.5	249	1.2	1,347	2.6
Policy loans	574	1.8	117	0.6	691	1.3
Other including derivatives	277	0.9	(81)	(0.4)	196	0.4

Total	$31,527	100.0%	$20,441	100.0%	$51,968	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $24.93 billion and $16.38 billion for Retail and Structured Financial Products, respectively.

        Total investments increased to $51.97 billion at September 30, 2002 from $44.30 billion at December 31, 2001. This increase was due in part to a 67.2% increase in net unrealized gains on fixed income securities since December 31, 2001 to $2.52 billion at September 30, 2002.

        Retail investments were $31.53 billion at September 30, 2002 compared to $26.40 billion at December 31, 2001. The increases in investments were primarily attributable to amounts invested from positive cash flows generated from operations, increased unrealized gains on fixed income securities and higher collateral balances.

        Structured Financial Products investments were $20.44 billion at September 30, 2002 compared to $17.90 billion at December 31, 2001. The increase in investments was primarily attributable to amounts invested from positive cash flows generated from operations, increased unrealized gains on fixed income securities and higher collateral balances. Structured Financial Products other investments reflect the decrease in the market price of certain fair value hedges due to the decline in short interest rates. As a component of the Company's overall interest rate risk management, this decline is most appropriately considered in conjunction with the $1.28 billion dollar unrealized gain in Structured Financial Products' fixed income securities portfolio.

        Total investment balances related to collateral increased to $2.21 billion at September 30, 2002 from $1.47 billion at December 31, 2001, primarily related to securities lending.

        Fixed income securities include bonds, mortgage-backed and asset-backed securities, and redeemable preferred stocks. All fixed income securities are carried at fair value and are classified as available for sale. The fair value of publicly traded fixed income securities is based on quoted market prices or dealer quotes. The difference between amortized cost and fair value of fixed income securities, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, and certain reserves for life-contingent contact benefits, is reflected as a component of other comprehensive income.

        Equity securities are primarily limited partnerships. Investments in limited partnerships are accounted for in accordance with the equity method of accounting, or the cost method of accounting. In instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies, the Company applies the cost method of accounting.

        The fair value of non-publicly traded securities at September 30, 2002 was $9.46 billion. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models which utilize internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Periodic changes in fair values are reported as a component of other comprehensive income and are reclassified to net income only when supported by the consummation of a transaction with an unrelated third party or when declines in fair values are deemed other than temporary.

        The following table presents the amortized cost, gross unrealized gains and losses and fair value for fixed income and equity securities.

		Gross unrealized
	Amortized cost			Fair value
(in millions)		Gains	Losses
At September 30, 2002
U.S. government and agencies	$3,009	$1,030	$(5)	$4,034
Municipal	1,303	82	—	1,385
Corporate	24,228	1,511	(613)	25,126
Foreign government	345	23	(4)	364
Mortgage-backed securities	9,798	495	(12)	10,281
Asset-backed securities	2,513	70	(56)	2,527
Redeemable preferred stock	109	2	(1)	110

Total fixed income securities	41,305	3,213	(691)	43,827

Equity	253	2	(19)	236

Total	$41,558	$3,215	$(710)	$44,063

At December 31, 2001
U.S. government and agencies	$2,538	$485	$(2)	$3,021
Municipal	1,162	40	—	1,202
Corporate	21,354	959	(239)	22,074
Foreign government	245	12	—	257
Mortgage-backed securities	7,927	259	(22)	8,164
Asset-backed securities	2,395	50	(35)	2,410
Redeemable preferred stock	97	2	(1)	98

Total fixed income securities	35,718	1,807	(299)	37,226

Equity	196	10	(5)	201

Total	$35,914	$1,817	$(304)	$37,427

        The net unrealized gain on fixed income and equity securities at September 30, 2002 was $2.51 billion, an increase of $992 million or 65.6% since December 31, 2001. Included in net unrealized gains are unrealized losses of $710 million. The unrealized losses were primarily concentrated in the corporate bond portfolio. Corporate bond unrealized losses were $613 million, with 74% related to investments in the energy, communications and utility sectors, all of which have been under considerable pressure in 2002. These three sectors have been vulnerable to overcapacity, difficulty in accessing capital markets and general economic weakness. The Company expects eventual recovery in these sectors and included each security in these sectors in its watchlist process at September 30, 2002. The remaining unrealized losses were spread across multiple sectors.

        Approximately 92.7% of the Company's fixed income securities portfolio is rated investment grade at September 30, 2002, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, or a comparable internal rating.

        The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at September 30, 2002.

($ in millions)
NAIC Equivalent Rating	Moody's Equivalent Rating	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
1	Aaa/Aa/A	$(135)	19.5%	$2,412	36.9%
2	Baa	(312)	45.2	2,711	41.5
3	Ba	(97)	14.0	733	11.2
4	B	(105)	15.2	520	7.9
5	Caa or lower	(31)	4.5	74	1.1
6	In or near default	(11)	1.6	91	1.4

	Total	$(691)	100.0%	$6,541	100.0%

        The table above includes redeemable preferred securities with a fair value of $27 million and an unrealized loss of $1 million. It also includes 84 securities that have not yet received a NAIC rating. The Company has assigned a rating based on an analysis similar to that used by the NAIC. As of September 30, 2002, the fair value of unrated securities was $556 million including an unrealized loss of $48 million. There will always be a number of non-rated securities at each statement date due to lags between the funding of an investment, the processing of final legal documents, the filing with the Securities Valuation Office of the NAIC ("SVO"), and the rating by the SVO.

        At September 30, 2002, $447 million, or 64.7%, of the gross unrealized losses are on fixed income securities that are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income if the securities are sold, or if the decline in fair value is deemed other than temporary.

        As of September 30, 2002, $244 million of the gross unrealized losses related to fixed income securities that are below investment grade. Of this amount, 5% have been in a significant unrealized loss position (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to September 30, 2002. Through its watchlist monitoring process, the Company assessed those securities that met certain screening criteria and other securities for which it has concerns to determine if any were other than temporarily impaired. After reviewing each of those securities with the information available as of September 30, 2002, the Company concluded that the securities are temporarily impaired. The scheduled maturity dates for fixed income securities in an unrealized loss position at September 30, 2002 is shown below.

($ in millions)	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
Due in one year or less	$(1)	0.2%	$74	1.1%
Due after one year through five years	(144)	20.8	1,330	20.4
Due after five years through ten years	(241)	34.8	2,125	32.5
Due after ten years	(236)	34.2	1,584	24.2

	(622)		5,113
Mortgage- and asset- backed securities	(68)	9.8	1,401	21.4

	(690)		6,514
Redeemable preferred stock	(1)	0.2	27	0.4

Total fixed securities	$(691)	100.0%	$6,541	100.0%

        The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured, or potential problem. Problem fixed income securities are generally securities in default with respect to principal and/or interest and/or securities issued by companies that have entered bankruptcy subsequent to the Company's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not reflective of current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, the Company has concerns regarding the borrower's ability to pay future interest and principal in accordance with contractual terms, which causes the Company to believe these securities may be classified as problem or restructured in the future. The following table summarizes the balances of problem, restructured and potential problem fixed income securities.

	September 30, 2002			December 31, 2001
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of Total Fixed Income portfolio
(in millions)
Problem	$280	253	0.6%	$141	$129	0.3%
Restructured	11	11	—	12	12	—
Potential problem	355	273	0.6	145	140	0.4

Total net carrying value	$646	$537	1.2%	$298	$281	0.7%

Cumulative write-downs recognized	$257			$164

        The Company has experienced an increase in its balance of fixed income securities categorized as problem, restructured or potential problem as of September 30, 2002 compared to December 31, 2001. The increases in problem and potential problem assets primarily resulted from liquidity constraints in the utilities, energy and airlines sectors of the market in the first nine months of 2002. The Company expects eventual recovery in these sectors but evaluated each fixed income security in these sectors individually for impairment at September 30, 2002. Approximately $109 million of unrealized losses at September 30, 2002 are related to securities that the Company has included in the problem, restructured or potential problem categories. Due to the continued declining economic and market conditions during 2002, there is potential for these balances to increase in the future, but the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio.

        In October 2002, the corporate bond market experienced the fifth worst month on record for downgrades according to Moody's Investor Service. Accordingly, securities in which the Company has holdings have been adversely affected. These downgrades are indicative of a continued difficult credit environment that may lead to increased recognition of realized capital losses from investment write downs and sales activities in subsequent periods.

        The Company concluded, through its watchlist monitoring process, that the unrealized losses at September 30, 2002 were temporary in nature. The Company writes down to fair value a security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. The assessment of other than temporary impairment is performed on a case-by-case basis considering a wide range of factors. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are:

  •
  The Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;

  •
  The duration for and extent to which the fair value has been less than cost for equity securities or amortized cost for fixed income securities;

  •
  The financial condition, near-term prospects and long-term prospects of the issuer; and

  •
  The specific reasons that a security is in a significant unrealized loss position.

        The following table describes the components of pre-tax realized capital gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2002	2001	2002	2001
Investment write-downs	$(107)	$(27)	$(165)	$(97)
Sales
Fixed income and equity securities	(50)	7	(92)	(10)
Futures contracts	—	1	3	—
Other	2	1	8	2

Total sales	(48)	9	(81)	(8)
Valuation of derivative instruments	(6)	(52)	(32)	(84)

Total pre-tax realized capital gains and losses	$(161)	$(70)	$(278)	$(189)

        The Company recorded, for the nine months ended September 30, 2002, $92 million in net losses from sales of securities, which is comprised of gross gains of $165 million and gross losses of $257 million. Gross losses from sales of securities of $257 million, which combined with investment write-downs of $165 million, represents a total gross realized loss of $422 million on fixed income and equity securities for the nine months ended September 30, 2002. Of the $257 million in gross losses from sales of securities, $252 million resulted from sales of fixed income securities and $5 million resulted from sales of equity securities.

        The $252 million in losses from sales of fixed income securities are primarily related to a decision to reduce exposure to certain holdings due to severely constrained liquidity conditions in the market and routine reductions of exposure to deteriorating credits.

        The ten largest losses from sales of individual securities for the nine-month period ended September 30, 2002 totaled $61 million with the largest being $18 million and the smallest being $4 million. A total of $2.5 million of those losses related to a security in a significant unrealized loss position (greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities) for a period of six or more consecutive months but less than twelve consecutive months prior to sale. The Company changed its intention to continue holding the security upon further evaluation. No other losses related to the sale of a security that was in a significant unrealized loss position for greater than two consecutive months prior to sale.

        The following list details the 10 largest losses from sales and write-downs, consolidated by issuer and affiliated securities, related circumstances giving rise to the loss and a discussion of how those circumstances may have impacted other material investments held.

	Fair Value at Sale ("Proceeds")
(in millions)		Loss on Sale	Write- downs	September 30, 2002 Holdings at Amortized cost	Net Unrealized Gain (Loss)
Description/Discussion
Global energy company and power generator, which missed coupon payments in September due to severely constrained liquidity. The sales were part of programs to reduce large positions in view of declining market liquidity. Investments in affiliated companies are backed by sufficient collateral or are insured.(1)	$25.4	$1.8	$23.5	$85.5	$(22.6)
Holding company of a large foreign telecommunications company that lost its investment grade rating primarily as a result of acquisition-related leverage. The sales were the result of a program to reduce large positions in view of declining market	31.7	21.5	—	20.5	(6.1)

	Fair Value at Sale ("Proceeds")
(in millions)		Loss on Sale	Write- downs	September 30, 2002 Holdings at Amortized cost	Net Unrealized Gain (Loss)
Description/Discussion
liquidity. The issuer has demonstrated that it has access to the equity market and other sources of liquidity. The Company intends to hold the remaining amount.
Senior unsecured securities issued by a seismic data and related geophysical services company that has been experiencing liquidity pressures. The circumstances of this impairment are not expected to have a material impact on the other investments.	2.8	1.0	17.2	18.9	(.2)
Large utility company with deteriorating operating fundamentals as well as regulatory and litigation issues. The write-down was taken when the company's sponsor withdrew financial support.(1)	22.8	2.3	12.9	22.8	(11.8)
International biopharmaceutical company or its affiliate. These securities were downgraded during the year to below investment grade. The Company sold a significant portion of the position at a discount and recognized impairment charges on the remainder to reflect the company's deteriorating financial results and liquidity position as well as impairment charges the company disclosed it was taking on certain assets. The circumstances of this impairment are not expected to have a material impact on other investments.	38.6	6.7	7.4	17.5	—
Large telecommunications company that subsequently filed for bankruptcy. This issuer had specific problems related to alleged fraud.(2)	63.7	13.4	—	—	—
Various securities of issuers affiliated with a large cable company that filed for bankruptcy in June 2002. The losses resulted from selling securities as well as writing down certain holdings to fair value. Credit deterioration was primarily due to excess leverage and alleged accounting irregularities that caused serious liquidity problems. The Company continues to hold certain investments issued by affiliates, and these investments are supported by collateral. The circumstances of this impairment are not expected to have a material impact on other investments.	10.1	4.4	5.7	13.0	—
Large diversified Internet/Media company. Expected synergies from a merger did not materialize. Internet advertising has been disappointing and the longer-term outlook has deteriorated significantly as reflected	47.5	9.4	—	55.8	(5.3)

	Fair Value at Sale ("Proceeds")
(in millions)		Loss on Sale	Write- downs	September 30, 2002 Holdings at Amortized cost	Net Unrealized Gain (Loss)
Description/Discussion
by significant write-offs and management disruption. Approximately half of the loss on sales was part of a program to reduce large positions in view of declining market liquidity. At this time, the issues appear primarily company specific with limited effect on other investments in this sector. The Company's remaining holdings are investment grade.
Securities issued by a major U.S. airline that filed for bankruptcy. The Company has no other securities of this issuer and currently expects to hold existing positions until they recover in value or mature. The U.S. airline industry is under stress and the Company is monitoring the investments in airlines closely, particularly with regard to collateral values.	..2	—	9.1	9.0	(5.4)
A major U.S. airline that may file for bankruptcy. The loss primarily relates to certain secured issues whose collateral value is insufficient. The Company holds other securities issued by this company that are fully collateralized and not impaired. The U.S. airline industry is under stress. The Company monitors its investments in airline issuers very closely, particularly with regard to collateral values.	1.7	..2	7.7	33.3	(4.4)

Total	$244.5	$60.7	$83.5	$276.3	$(55.8	)(3)

(1)
Some sectors of the utility industry are under severe fundamental and technical pressure for reasons unrelated to specific securities.

(2)
The telecom industry is under fundamental and technical pressure and we are monitoring developments in the industry. The Company's holdings in the industry are primarily large investment grade issuers with solid assets and stable cash flows.

(3)
The Company has deemed the declines in fair value on securities with an unrealized loss to be temporary.

        There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include the risks that:

  •
  The economic outlook is worse than anticipated and has a greater adverse impact on a particular issuer than anticipated;

  •
  The Company's assessment of a particular issuer's ability to meet all of its contractual obligations changes; and

  •
  New information is obtained or facts and circumstances change that cause a change in the Company's ability or intent to hold a security to maturity or until it recovers in value.

        These risks and uncertainties could result in a charge to earnings in future periods to the extent that losses are realized. The charge to earnings would not have a significant impact on shareholder's equity since the majority of the portfolio is held at fair value and as a result, the related unrealized gain (loss), net of tax, is currently reflected as Accumulated other comprehensive income in Shareholder's equity.

        The Company has a monitoring process to identify fixed income and equity securities whose carrying value may be other than temporarily impaired. This process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to cost for equity securities or amortized cost for fixed income securities is below established thresholds or are identified through other monitoring criteria such as ratings downgrades or payment defaults. Securities with an unrealized loss of greater than 20% of their cost for equity securities or amortized cost for fixed income securities for a period of six months or more, are identified through this process. The securities identified, in addition to other securities for which the Company may have concern, or securities considered to be problem, restructured or potential problem securities, are evaluated based on facts and circumstances for inclusion on a watchlist. Securities on the watchlist are reviewed in detail to determine whether any other than temporary impairment exists.

        The unrealized loss balance for fixed income and equity securities can be further segmented into the following four categories of securities:

  (i)
  Securities whose unrealized loss is less than 20% of cost for equity securities or amortized cost for fixed income securities ($289 million of unrealized loss);

  (ii)
  Securities where the unrealized loss was greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of less than six consecutive months prior to September 30, 2002 ($384 million of unrealized loss);

  (iii)
  Securities whose unrealized loss was greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of six or more consecutive months, but less than 12 consecutive months prior to September 30, 2002 ($30 million of unrealized loss); and

  (iv)
  Securities whose unrealized loss was greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for twelve or more consecutive months prior to September 30, 2002 ($7 million of unrealized loss).

        The first two categories have generally been adversely impacted by the downturn in the financial markets, overall economic conditions, and the market's evaluation of certain sectors. While all of the securities in the first two categories are monitored for potential impairment, the degree to which and length of time that the securities have been in an unrealized loss position suggest that these securities do not pose a high risk of other than temporary impairment. In general, the Company expects that the fair values of these securities will recover over time.

        For the third category above, securities whose unrealized loss was greater than or equal to 20% of their cost for equity securities or amortized cost for fixed income securities for a period of six or more consecutive months but less than 12 consecutive months prior to September 30, 2002 ($7 million of unrealized loss, there are 3 equity securities with a carrying value of $4 million ($4 million unrealized loss, with the largest being $3 million) and 14 fixed income securities with a carrying value of $31 million ($26 million of unrealized loss, with the largest being $6 million).

        For the fourth category above, securities whose unrealized loss was greater than or equal to 20% of their cost for equity securities or amortized cost for fixed income securities for a period of twelve or more consecutive months prior to September 30, 2002 ($7 million of unrealized loss, with the largest being $4 million), the balance was attributable to 4 fixed income securities with a carrying value of $15 million. Unrealized losses related to securities in categories three and four represent 1% of the total net unrealized gain position.

        The following table contains the individual securities as of September 30, 2002, with the ten largest unrealized losses.

(in millions)
Description	Fair Value	Unrealized Loss (in millions)	NAIC Rating
Large Electricity Generator	$17	$(14)	3
Large Electricity Generator	19	(12)	2
Oil Field Services Company	8	(9)	4
Major U.S. Airline	23	(9)	3
Diversified Energy Holding Company	12	(9)	2
Large Utility Company	8	(8)	4
Collateralized Debt Obligation	2	(8)	2
Water Distribution Company	13	(7)	2
Large Energy Company	14	(7)	4
Large Energy Company	14	(7)	2

Total	$130	$(90)

        As of September 30, 2002, none of the ten securities with the largest unrealized loss positions had been in a significant unrealized loss position, greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities, for six or more consecutive months prior to September 30, 2002. Five of the ten securities in the largest unrealized loss positions were rated investment grade at September 30, 2002.

SEPARATE ACCOUNTS

        Separate Accounts assets and liabilities decreased 20.6% to $10.79 billion at September 30, 2002 from $13.59 billion at December 31, 2001. The decrease was primarily attributable to declines in the fair value of the Separate Accounts investment portfolios due to equity market conditions, surrenders and withdrawals and expense charges, partially offset by sales of variable annuity contracts and transfers from the fixed account contract option to variable Separate Accounts funds. During 2002, sales of variable annuities continue to be adversely impacted by market volatility.

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

CAPITAL RESOURCES AND LIQUIDITY

        Capital resources consist of shareholder's equity. The following table summarizes the Company's capital resources.

(in millions)	September 30, 2002	December 31, 2001
Redeemable preferred stock	$104	$104
Stock subscriptions receivable	—	(14)
Common stock and retained income	5,071	4,670
Accumulated other comprehensive income	851	637

Total shareholder's equity	$6,026	$5,397

        Shareholder's equity increased at September 30, 2002 due to additional capital paid-in, an increase in net unrealized capital gains and net income.

        As of September 30, 2002, additional capital paid-in increased $250 million from December 31, 2001. ALIC received capital contributions from AIC on June 28, 2002 of $150 million and on September 30, 2002 of $100 million. The cash contributions were made to strengthen ALIC statutory surplus, following the impact of realized capital losses, an increase in the statutory reserves required for the variable annuity GMDBs and GMIBs and growth from new business.

        Debt    The Company had no outstanding debt at September 30, 2002 and December 31, 2001, respectively.

        Financial Ratings and Strength    The Company's financial strength ratings are influenced by many factors including the amount of financial leverage (i.e. debt) and exposure to risks, as well as the current level of operating leverage.

        In October 2002, Standard & Poor's affirmed its ratings, and its negative outlook for ALIC and its rated subsidiaries. The outlook had been changed in February 2002 from "stable" to "negative" as part of an ongoing life insurance industry review being conducted by Standard & Poor's. Since December 31, 2001, there have been no rating changes for ALIC or its rated subsidiaries from A.M. Best Company or Moody's Investors Service.

  Liquidity

        The principal, potential sources of funds for the Company include the following activities:

    Premiums and deposits
    Reinsurance recoveries
    Receipts of principal, interest and dividends on investments
    Sales of investments
    Funds from investment repurchase agreements, securities lending, dollar roll and lines of credit agreements
    Inter-company loans
    Capital contributions from AIC

        The principal, potential uses of funds for the Company include the following activities:

    Payment of contract benefits, maturities, surrenders and withdrawals
    Reinsurance cessions and payments
    Operating costs and expenses
    Purchase of investments
    Repayment of investment repurchase agreements, securities lending, dollar roll and borrowings under lines of credit agreements
    Repayment of inter-company loans
    Dividends to AIC and The Northbrook Corporation

        Dividends to ALIC from its domestic insurance subsidiaries and dividends ALIC can pay to AIC are subject to restriction under the insurance company holding act of the insurance company's state of domicile. The payment of dividends by ALIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. Based on the greater of 2001 statutory net income or 10% of statutory surplus, the maximum amount of dividends ALIC will be able to pay without prior Illinois Department of Insurance approval at a given point in time during 2002 is $263 million, less dividends paid during the preceding twelve months measured at that point in time. In the twelve-month period ending September 30, 2002, ALIC has paid total dividends of $141 million. Notification and approval of inter-company lending activities is also required by the Illinois Department of

Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

        ALIC's insurance subsidiaries are domiciled in Illinois, New York, Arizona and Nebraska. Except for those domiciled in New York and one in Nebraska, ALIC has 100% intercompany reinsurance agreements in place with its domestic insurance subsidiaries. Only invested assets supporting capital and relating to Separate Accounts remain in these subsidiaries.

        A portion of the Company's diversified product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Total surrender and withdrawal amounts for the Company were $856 million and $704 million in the third quarter of 2002 and 2001, respectively, and were $2.28 billion and $2.26 billion during the first nine months of 2002 and 2001, respectively. As the Company's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future from the aging of the policies and interest rate changes, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

        The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.0 billion. No amounts were outstanding for the Company under the inter-company loan agreement at September 30, 2002 and December 31, 2001, respectively.

        The Corporation maintains three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements. The Company is a party with the Corporation and AIC to the following two credit facilities which can be accessed upon the request of the Corporation: a $575 million five-year revolving line of credit expiring in 2006 and a $575 million 364-day revolving line of credit expiring in the second quarter of 2003. The rights to borrow on the five-year and 364-day lines of credit are subject to requirements that are customary for facilities of this size, type and purpose. For example, the Corporation's ratio of total debt to total capital (as defined in the agreements) cannot exceed a designated level. This requirement is currently being met and management expects to continue to meet it in the future. There were no borrowings under any of these lines of credit during 2002. The total amount outstanding at any point in time for the Corporation and its subsidiaries, including the Company, under the combination of the Corporation's commercial paper program and the Corporation's three credit facilities is limited to $1.20 billion.

        The Company utilizes two SPEs, Allstate Life Funding, LLC and Allstate Financial Global Funding, LLC, exclusively for the issuance of funding agreements supporting medium-term note programs. The assets and liabilities of Allstate Life Funding, LLC are included in the condensed consolidated statements of financial position. The Company classifies the medium-term notes issued by Allstate Life Funding, LLC as contractholder funds, using similar accounting treatment as its other investment products. The assets and liabilities of Allstate Financial Global Funding, LLC are not consolidated on the condensed consolidated statements of financial position due to the existence of a sufficient equity ownership interest by unrelated third parties in this entity. The Company classifies the funding agreements issued to Allstate Financial Global Funding, LLC as contractholder funds. At September 30, 2002, Allstate Financial Global Funding, LLC, the SPE used to issue global medium-term notes, had assets of $2.42 billion, liabilities of $2.33 billion and unrelated third party equity of $90 million. The Corporation's management has no ownership interest in these SPEs.

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

RECENT DEVELOPMENTS

        On September 11, 2002, the board of directors of ALIC and Northbrook Life Insurance Company ("NLIC") approved the merger of NLIC, one of ALIC's wholly owned subsidiaries, into ALIC, expected to be effective January 1, 2003. Substantially all premiums, contract charges, interest credited, policyholder benefits and expenses of NLIC are currently ceded to ALIC under existing reinsurance agreements between ALIC and NLIC. ALIC will be the surviving legal entity and NLIC will cease to exist as an independent entity. In conjunction with the merger, two of NLIC's Separate Accounts, Northbrook Variable Annuity Account I and Northbrook Variable Annuity Account II, will be merged with the Allstate Financial Advisors Separate Account I, a Separate Account of ALIC. A third Separate Account, Northbrook Variable Life Separate Account A will be renamed Allstate Life Separate Account A.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS AFFECTING THE COMPANY

        This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate. However, management believes that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

        If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk factors, including those listed below which apply to it as an insurance business and a provider of other financial services.

•
Certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. Such funds periodically assess losses to all insurance companies doing business in the state. These assessments may be material to the Company's financial results.

•
There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and if the reinsurers have the financial capacity and willingness to pay.

•
Currently, the Corporation is examining the potential exposure of its insurance operations to acts of terrorism. The Corporation is also examining how best to address this exposure considering the interests of policyholders, shareholders, the lending community, regulators and others. The Company's life insurance policies and annuities do not have exclusions for terrorist events. In the event that a terrorist act occurs, both the Corporation and the Company may be adversely impacted, depending on the nature of the event. With respect to the Company's investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's portfolio, particularly in sectors such as airlines and real estate. For example, commercial mortgages or certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.

•
Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales, results of operations and retention of existing business. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing the fair values of income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvents proceeds from positive cash flows from operations and proceeds from maturities, calls and prepayments of investments into new investments that could yield less than the portfolio's average rate.

•
Changes in interest rates could also reduce the profitability of the Company's spread-based products, particularly interest-sensitive life, investment and structured financial products, as the difference between the amount that the Company is required to pay on such products and the rate of return earned on the related investments could be reduced. Changes in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. The Company's products generally have the flexibility to adjust crediting rates to reflect higher or lower investment returns. However, this flexibility is limited by contractual minimum crediting rates. Additionally, unanticipated surrenders could cause acceleration of amortization of DAC or impact the recoverability of DAC and thereby increase expenses and reduce current period profitability. The Company seeks to limit its exposure to this risk on its products by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

•
The Company amortizes DAC related to interest-sensitive life and investment contracts in proportion to gross profits over the estimated lives of the contracts. Periodically, the Company updates the assumptions underlying the estimated future gross profits, which include estimated future contract charges, investment margins, policy lapses and expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could result in adjustment to the cumulative amortization of DAC. For example, reduced estimated future gross profits resulting from declines in contract charges assessed against declining Separate Accounts' balances resulting from poor equity market performance, could result in accelerated amortization of DAC. An adjustment, if any, may have a material effect on results of operations.

•
The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance and the performance of distributors could cause contract charges earned by the Company to decrease and lead to an increase of exposure of the Company to pay guaranteed minimum death and income benefits and could also result in increased statutory reserves for these benefits, leading to a reduction of the Company's statutory capital and surplus. In addition, it is possible that the assumptions and projections used by the Company in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits of variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs the Company will ultimately incur in providing those benefits, resulting in adverse mortality margin trends that may have a material effect on results of operations.

•
Conditions in the U.S. and international stock markets can have an impact on the Company's variable annuity sales. In general, sales of variable annuities increase when the stock markets are rising over an extended period of time and decrease when stock markets are falling over an extended period of time.

•
In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time the Company manages the effective duration gap between investments and liabilities for contractholder funds and reserves for life-contingent contract benefits. Adjustments made to modify durations may have an impact on the value of the investment portfolio, investment income, interest credited to contractholder funds and the investment margin.

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

•
Under current U.S. tax law and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products are accorded favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws may reduce the demand for the types of life insurance used in estate planning.

•
The Company is comprised of various entities registered under the federal securities laws as broker-dealers, investment advisers and/or investment companies. These entities are subject to the regulatory jurisdiction of the Securities and Exchange Commission, the National Association of Securities Dealers and/or, in some cases, state securities administrators. The laws regulating the securities products and activities of these entities are complex, numerous and subject to change. As with any highly regulated industry, there is some degree of risk of regulatory non-compliance; however the Company has in place various legal and compliance personnel, procedures and systems designed to reasonably assure compliance with these requirements.

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

•
While positive operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade of the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade of AIC's insurance financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B+, or a downgrade in ALIC's insurance financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-.

•
The events of September 11, 2001, and the resulting disruption in the financial markets revealed weakness in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of September 11, 2001. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

•
Insurance financial strength ratings are an important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change a company's ratings due to, for example, a decline in the value of a company's investment portfolio or increased liabilities due to additional GMIB or GMDB exposure resulting from market declines. A multiple level downgrade, while not expected, of either the Company, AIC or the Corporation, could have a material adverse affect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations. Also, the rating agencies have a variety of policies and practices regarding the relationships among ratings of affiliated entities. As such, the ratings of the company could be affected by changes in ratings of AIC or the Corporation.

•
State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures generally require the Company to maintain insurance financial strength ratings. These restrictions affect the Company's insurance subsidiaries' ability to pay shareholder dividends to the Company and to use their capital in other ways.

•
The Company currently has Separate Accounts liabilities which contain death benefit features covered by the exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The Company does not currently hold liabilities for death benefit features covered by the SOP. If the SOP is adopted, the Company's establishment of liabilities with respect to the contracts could have a material impact on the statement of operations, however the market values at the time of adoption will affect the amount of the liability required.

•
Portions of the non-exchange traded marketable investment securities and non-exchange traded derivative contracts are accounted for at fair value using internally developed widely accepted valuation models and independent third party data as model inputs. Changes in the fair value of any security or derivative contract could negatively impact the Company's operating income, net income, assets, liabilities, shareholder's equity or debt-to-capital ratio.

•
Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the U. S. insurance business in an effort to determine the proper role of state insurance regulation in the U.S. financial services industry. In addition, members of Congress have introduced or discussed measures to permit optional federal chartering, and thus regulation, of some types of insurance business, such as life insurance and annuities. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on the Company.

•
The merger of NLIC into ALIC is dependent upon receiving timely approval from certain states' departments of insurance as well as authority for ALIC to sell certain products in certain states. If the appropriate approvals are not received by December 31, 2002, the merger may be delayed until such time as the approvals are received.

•
The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grandfathered unitary thrift holding companies, including The Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

•
Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation based on a variety of issues, some of which involve claims for substantial and/or indetermine amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. GAAP prescribes when a company has a contingent liability and may reserve for particular risks, including litigation exposures. Therefore results for a given period could be significantly adversely affected when a reserve is established for litigation.

•
In some states, mutual insurance companies can convert to a hybrid structure known as a mutual holding company. This process converts insurance companies owned by their policyholders to stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also, some states permit the conversion of mutual insurance companies into stock insurance companies ("demutualization"). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect all of our product lines by substantially increasing competition for capital in the financial services industry.

•
The design of any system of controls and procedures, including internal controls and disclosure controls and procedures, is based in part upon assumptions about the likelihood of future events. Therefore, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

•
The impact of The Sarbanes-Oxley Act of 2002 on the business of the Company is being evaluated but cannot be completely determined at this time, particularly as it relates to split-dollar life insurance products.

Item 4. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of the filing of this report and under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to its quarterly reports on Form 10-Q and its current reports on Form 8-K to be filed with the Securities and Exchange Commission ("SEC"). Based upon that evaluation, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's quarterly reports on Form 10-Q and its current reports on Form 8-K. "Disclosure controls and procedures" are those controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. They include controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under that Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    An Exhibit Index has been filed as part of this report on page E-1

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSTATE LIFE INSURANCE COMPANY (Registrant)
November 14, 2002	By:	/s/ SAMUEL H. PILCH Samuel H. Pilch (chief accounting officer and duly authorized officer of the Registrant)

CERTIFICATIONS

I, Casey J. Sylla, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Allstate Life Insurance Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		/s/ CASEY J. SYLLA
	Name:	Casey J. Sylla
	Title:	Chairman of the Board and President

I, Steven E. Shebik, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Allstate Life Insurance Company;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		/s/ STEVEN E. SHEBIK
	Name:	Steven E. Shebik
	Title:	Senior Vice President and Chief Financial Officer

CERTIFICATION
Pursuant to 18 United States Code § 1350

        Each of the undersigned hereby certifies that to his knowledge the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 of Allstate Life Insurance Company (the "Company") filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2002	/s/ CASEY J. SYLLA Casey J. Sylla Chairman of the Board and President
/s/ STEVEN E. SHEBIK Steven E. Shebik Senior Vice President and Chief Financial Officer

Exhibit No.	Description
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 12, 2002, concerning unaudited interim financial information.

E-1