Form 10-K
period 2002-12-31
ALLSTATE LIFE INSURANCE CO
filed 2003-03-31
CIK 352736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

THE REGISTRANT MEETS THE CONDITIONS FOR SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-31248

                         ALLSTATE LIFE INSURANCE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  ILLINOIS                             36-2554642
            (STATE OF INCORPORATION)       (I.R.S. EMPLOYER IDENTIFICATION NO.)

               3100 SANDERS ROAD                          60062
              NORTHBROOK, ILLINOIS                     (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 847/402-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934: COMMON STOCK, PAR VALUE $227.00 PER SHARE

THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES /X/ NO / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12b-2 OF THE SECURITIES EXCHANGE ACT OF 1934).  YES / /   NO /X/

AS OF MARCH 15, 2003, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE INSURANCE COMPANY.

                         ALLSTATE LIFE INSURANCE COMPANY
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2002

                                                                                                    PAGE
PART I

Item 1.    Business                                                                                    1
Item 2.    Properties                                                                                 14
Item 3.    Legal Proceedings                                                                          15
Item 4.    Submission of Matters to a Vote of Security Holder*                                        15

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                      15
Item 6.    Selected Financial Data                                                                    16
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations      17
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                 64
Item 8.    Financial Statements and Supplementary Data                                                64
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       64

PART III

Item 10.   Directors and Executive Officers of the Registrant*                                        64
Item 11.   Executive Compensation*                                                                    64
Item 12.   Security Ownership of Certain Beneficial Owners and Management*                            64
Item 13.   Certain Relationships and Related Transactions*                                            64
Item 14.   Controls and Procedures                                                                    64

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                            65

           Signatures                                                                                 69
           Certifications                                                                             71
           Index to Financial Statement Schedules                                                     74

           * Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS.

     Allstate Life Insurance Company was organized in 1957 as a stock life insurance company under the laws of the State of Illinois. It conducts substantially all of its operations directly or through wholly owned U.S. subsidiaries. Allstate Life Insurance Company, together with its subsidiaries, provides personal life insurance, retirement, investment and structured financial products to approximately 2.7 million individual and institutional customers. In this document, we refer to Allstate Life Insurance Company as "Allstate Life" or "ALIC" and to Allstate Life and its wholly owned subsidiaries as the "Allstate Life Group" or the "Company."

     Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding stock of Allstate Insurance Company is owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware. The Allstate Corporation, together with its subsidiaries, is the second-largest personal property and casualty insurer in the United States on the basis of 2001 statutory premiums earned. Widely known through the "You're In Good Hands With Allstate(R)" slogan, The Allstate Corporation, through its subsidiaries, provides insurance products to more than 16 million households and has approximately 12,300 exclusive agents in the U.S. and Canada. In this document, we refer to Allstate Insurance Company as "AIC" and to The Allstate Corporation and its consolidated subsidiaries as the "Parent Group" or the "Corporation."

     The Parent Group has four business segments, one of which is Allstate Financial. Allstate Financial, which is not a separate legal entity, is composed of the Allstate Life Group together with other Parent Group subsidiaries that are not part of the Allstate Life Group. In addition to being one of the Parent Group's business segments, the name Allstate Financial has been used from time to time to refer collectively to the Allstate Life Group, the Allstate Bank and other Parent Group subsidiaries. This document describes the Allstate Life Group. It does not describe the entire group of companies that form the Allstate Financial segment of the Parent Group.

     The Allstate Life Group has two business segments: Retail and Structured Financial Products. Our Retail segment markets primarily personal life insurance, retirement and investment products through a variety of distribution channels including Allstate agencies, independent agents (including master brokerage agencies), broker-dealers, financial institutions and direct marketing. Our Structured Financial Products segment distributes a range of higher dollar value products directly or through financial intermediaries, consultants and brokers in several specialty markets.

     In this annual report on Form 10-K, we occasionally refer to statutory financial information that has been prepared in accordance with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedure Manual. All domestic U.S. insurance companies are required to prepare statutory-basis financial statements in accordance with the Manual. As a result, industry data is available on a widespread basis that enables comparisons between insurance companies, including competitors that are not subject to the requirement to publish financial statements on the basis of accounting principles generally accepted in the United States of America ("GAAP.") We frequently use industry publications containing statutory financial information to assess our competitive position.

                               COMPANY OBJECTIVES

     The Company has the following objectives:

          - Develop and deliver market-informed, personal life insurance, retirement and investment products and services

          -    Leverage and build the Allstate brand in financial services

          -    Build profitable, long-term relationships

          -    Drive operational scale, efficiency and effectiveness

     The Company will continue to extend the Allstate brand by using it in conjunction with more products and distribution channels. The Company will create greater awareness of the Company's services through advertising, public relations, and by focusing on a consistent experience for customers and distribution partners. The Company intends to grow its business through a combination of organic growth, selective acquisitions, alliances and partnerships.

     A discussion of our two business segments, Retail and Structured Financial Products, including a discussion of the components of our strategy applicable to each segment, follows.

     SEGMENT FINANCIAL INFORMATION. For financial information about our segments, including information by product line for the last three fiscal years, see the "Retail Segment 2002 Highlights" and "Structured Financial Products Segment 2002 Highlights" sections of our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 to the 2002 Consolidated Financial Statements, which items are incorporated herein by reference.

                                 RETAIL SEGMENT

PRODUCTS

     Our Retail segment markets a broad range of insurance products that we call "financial protection" products and a broad range of retirement products. Our Retail segment continues to develop new versions of its products to satisfy evolving consumer needs. For example, in 2002 our Retail segment introduced the Allstate(R) Treasury-Linked Annuity, a flexible premium deferred fixed annuity that provides a guaranteed five-year rate plus the unique ability to earn additional interest based upon the performance of the five-year U.S. Treasury rate. By developing and offering a variety of products, we believe we can position our Retail segment to compete in various stock market and interest rate environments and to address the changing needs of our targeted customer groups. We believe that demographic trends, including the aging of the American population, will continue to support increased consumer demand for financial protection and retirement products.

     The Retail segment's personal life insurance, retirement, and investment products are listed below.

                                    INSURANCE

           Whole life                             Long-term care
           Term life                              Accidental death
           Universal life                         Hospital indemnity
           Single premium life
           Variable life*
           Variable universal life*


                                    ANNUITIES

            Fixed annuities                       Variable annuities*
                (including market                 Immediate annuities
                value adjusted and
                equity-indexed annuities)

            * -- Separate Accounts products

SEPARATE ACCOUNTS AND GENERAL ACCOUNT

     The assets and liabilities relating to variable annuities and variable life products are legally segregated and reflected as assets and liabilities of the Separate Accounts in the financial statements of Allstate Life and the subsidiary insurance companies of Allstate Life Group that provide such products. Assets in the Separate Accounts are only available for the benefit of the holders of these products and are not available to other creditors or policyholders with a claim solely against the general account assets of an insurance company. Absent a contract provision specifying either a guaranteed minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the underlying mutual funds of the Separate Account may not meet their stated investment objectives. The assets and liabilities relating to variable products issued with fixed fund options are divided between the applicable Separate Account for the variable portion of the product and the general account for the fixed portion of the product.

     The assets and liabilities relating to the other (non-variable) life insurance and annuity products, including any minimum guarantees of Separate Accounts products, are reflected in the general account of Allstate Life or the applicable subsidiary insurance company.

DISTRIBUTION

     Our Retail segment distributes its personal life insurance, retirement and investment products through five distribution channels: Allstate exclusive agencies, independent agents (including master brokerage agencies), broker-dealers, financial institutions and direct marketing. This multi-channel distribution strategy results in a broad distribution network and increases operating flexibility while still allowing us to focus our marketing efforts. Our Retail segment has been expanding the distribution of its products by increasing cross sales to existing customers of the Parent Group's personal property and casualty business and by driving increased sales activity through stronger wholesaling efforts to independent agents, broker-dealers and financial institutions.

ALLSTATE EXCLUSIVE AGENCIES CHANNEL

     Through the Allstate agencies, our Retail segment uses exclusive agents and exclusive financial specialists to distribute its personal life insurance, retirement and investment products. In some rural areas, the Allstate agency channel also utilizes independent agents to distribute products.

     Historically, the Allstate exclusive agencies focused primarily on the sale of the Parent Group's personal property and casualty products such as auto and homeowners insurance, and exclusive financial specialists, previously called life specialists, on the sale of our traditional life insurance products. In recent years, we have begun to integrate these sales forces and are seeking to substantially increase cross sales of our personal life insurance, retirement and investment products to customers who have already purchased one or more personal property and casualty products, such as auto or homeowners insurance.

     As part of this initiative, we now require exclusive financial specialists to have the "Personal Financial Representative" or PFR designation and any new Allstate exclusive agent that we appoint to become a PFR within 15 months after his or her appointment. We also encourage our existing Allstate exclusive agents to earn this designation. Each PFR earns the designation by completing an education curriculum and obtaining the licenses required to sell products such as variable annuities and variable life insurance. Approximately 48% of the Allstate exclusive agents were PFRs at the end of 2002.

     PFRs help their customers with personal life insurance, retirement and investment products. They offer our portfolio of insurance and investment products, long-term care products and nonproprietary mutual funds to their customers. Frequently, exclusive financial specialists with the PFR designation partner with exclusive agents who are more focused on the sale of auto and homeowners insurance. Together, they are qualified to sell a wide range of products to our customers.

     The products distributed through this channel include term life insurance, whole life insurance, universal life and variable universal life insurance, fixed annuities, variable annuities, immediate annuities, long-term care insurance and nonproprietary mutual funds.

INDEPENDENT AGENTS CHANNEL

     Our Retail segment also distributes personal life insurance and retirement products through independent agents (including master brokerage agencies). Products distributed through independent agents include term life insurance, whole life insurance, universal life insurance, variable universal life insurance, single premium life insurance, fixed annuities, variable annuities, immediate annuities and long-term care insurance.

BROKER-DEALERS CHANNEL

     Through broker-dealers across the country, our Retail segment targets consumers who want assistance in investing for retirement. Products distributed through broker-dealers include fixed annuities, variable annuities, immediate annuities and variable life insurance. Our Retail segment has established distribution arrangements with most national broker-dealers and regional firms.

FINANCIAL INSTITUTIONS CHANNEL

     Our Retail segment also uses financial institutions to target consumers who want assistance in investing for retirement. The products that we distribute through financial institutions include fixed annuities, variable annuities, single premium life insurance and variable life insurance. We have established distribution arrangements with a growing number of leading financial institutions.

DIRECT MARKETING CHANNEL

     Our Retail segment also uses direct marketing techniques such as telemarketing and direct mail. Through direct marketing, our Retail segment primarily distributes term life insurance, accidental death insurance and hospital indemnity products.

     The following table lists our Retail segment's primary personal life insurance, retirement and investment products, the major distribution channels for these products and the targeted customer segment.

DISTRIBUTION CHANNEL    PRIMARY PRODUCTS                       TARGETED CUSTOMERS
--------------------    ----------------                       ------------------
ALLSTATE AGENCY         Term life insurance                    Moderate and middle-income consumers with
                        Whole life insurance                   retirement and family financial protection
                        Universal life insurance               needs
                        Variable universal life insurance
                        Fixed annuities
                        Variable annuities
                        Immediate annuities
                        Long-term care insurance
                        Nonproprietary mutual funds

INDEPENDENT AGENTS      Term life insurance                    Affluent and middle-income consumers with
                        Whole life insurance                   retirement and family financial protection
                        Universal life insurance               needs
                        Variable universal life insurance
                        Single premium life insurance
                        Fixed annuities
                        Variable annuities
                        Immediate annuities
                        Long-term care insurance

BROKER-DEALERS          Fixed annuities                        Affluent and middle-income consumers with
                        Variable annuities                     retirement needs
                        Immediate annuities
                        Variable life insurance

FINANCIAL INSTITUTIONS  Fixed annuities                        Middle-income consumers with retirement
                        Variable annuities needs
                        Single premium life insurance
                        Variable life insurance

DIRECT MARKETING        Term life insurance                    Moderate-income consumers with family
                        Accidental death insurance             financial protection needs
                        Hospital indemnity

RISK MANAGEMENT, UNDERWRITING AND PRICING

     For individual life insurance policies, our Retail segment underwrites based on detailed and uniform policies and procedures to assess and quantify the risk of each applicant. Our Retail segment may require medical examinations and, in some cases, it may order attending physicians' statements and consumer investigative reports.

     Most of our life insurance policies generally allow us to adjust charges and credits to reflect changes from expected mortality and expense experience or higher or lower investment returns. However, our Retail segment is subject to contractual maximum charges and minimum crediting rates and state regulatory limits on increasing charges after a policy is issued.

     Our Retail segment prices personal life insurance, retirement and investment products at issuance to achieve a target return on required capital based on assumptions regarding mortality, expenses, investment return, persistency, required reserves and capital. We have developed these assumptions based on reviews of our experience in this business. Periodically, we revise inforce products through non-guaranteed charges or credits to reflect changes in experience and to preserve the margins originally priced into the product.

REINSURANCE

     We use reinsurance as a means of sharing mortality risk with external reinsurers as well as to transfer risk among the Allstate Life Group companies and other affiliates. As of December 31, 2002 the Allstate Life Group retained a maximum risk of two million dollars on each insured life. In 2002, the primary uses of reinsurance included ceding amounts greater than the two million dollar retention limit, proportional sharing of certain life insurance policies with external reinsurance pools, and catastrophe reinsurance which limited overall life insurance losses as a result of catastrophic events.

     For more information on reinsurance, see Note 10 to the 2002 Consolidated Financial Statements and the "Reinsurance Recoverable" section of our "Management's Discussion and Analysis of Financial Condition and Results of Operations", which items are incorporated herein by reference.

RESERVES

     We establish actuarially determined Reserve for life-contingent contract benefits and Contractholder funds to meet future obligations on our products. These reserves are carried as liabilities.

     We compute reserves for life contingent contract benefits, mostly for term life and whole life insurance policies, on the basis of assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions generally vary by characteristics such as type of coverage, issue age, year of issue, and policy duration.

     With regard to policies and contracts that include an investment component, such as most fixed annuities and interest-sensitive life insurance policies, we establish reserves for Contractholder funds. Contractholder funds are equal to deposits received, which we record as interest-bearing liabilities, and interest credited to the benefit of the contractholder less surrenders and withdrawals, death benefits, mortality and expense charges, and net Separate Accounts transfers.

     Separate Accounts liabilities, including those for variable annuities and variable life insurance, represent the contractholders' claims to the related assets and are carried at the fair value of the assets.

     The establishment of Reserve for life-contingent contract benefits and Contractholder fund liabilities in recognition of our future benefit obligations under life and annuity policies and other products is discussed in Notes 2 and 9 to the 2002 Consolidated Financial Statements and in the "Reserves for Life Contingent Contract Benefits" and "Reserves for

Contractholder Funds" sections of our "Management's Discussion and Analysis of Financial Condition and Results of Operations", which items are incorporated herein by reference.

COMPETITION

     Our Retail segment competes principally on the basis of: the scope of its distribution systems, the breadth of its product offerings, the recognition of our brands, the Company's financial strength and ratings, its product features and prices, and the level of customer service that it provides. In addition, with respect to variable life and variable annuity products, our Retail segment competes on the basis of the variety of providers and choices of funds for our Separate Accounts and the management and performance of those funds within the Separate Accounts.

     The life insurance and annuity market continues to be highly fragmented and competitive. As of December 31, 2001, there were approximately 750 groups of life insurance companies in the United States, most of which offered one or more products similar to our Retail segment's personal life insurance, retirement and investment products and many of which used similar marketing techniques. Based on information contained in statements filed with state insurance departments, in 2001 approximately 60% of the life insurance and annuity statutory premiums and deposits were written by 20 insurance company groups, including the Allstate Life Group. According to the same sources, as of December 31, 2001, the Allstate Life Group ranked tenth based on ordinary life insurance inforce and 19th based on statutory admitted assets. Banks and savings and loan associations in some jurisdictions compete with us in the sale of life insurance products. In addition, because many of our personal life insurance, retirement and investment products include a savings or investment component, our competition also includes securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due, in part, to demutualization and consolidation activity in the financial services industry, which, among other things, provides our larger competitors with improved access to capital markets and increased economies of scale.

                      STRUCTURED FINANCIAL PRODUCTS SEGMENT

PRODUCTS

     Our Structured Financial Products segment offers a variety of spread-based products and fee-based products designed for both individuals and institutional investors. Spread-based products are designed to generate income based on a spread between investment returns on the supporting assets and the guaranteed returns provided to customers on the funds deposited with us. Spread-based products provide a guaranteed rate of return to the customer. Fee-based products are designed to generate income based on various customer fees or charges. Some fee-based products provide customers with a limited guarantee.

          The principal SPREAD-BASED PRODUCTS offered by our Structured Financial Products segment include:

          -    General account guaranteed investment contracts ("GICs")

          - Funding agreements (including funding agreements backing medium-term notes)

          -    Structured settlement annuities

          -    Immediate annuities

          The principal FEE-BASED PRODUCTS offered by our Structured Financial Products segment are synthetic GICs.

SPREAD-BASED PRODUCTS

     Among its spread-based products, our Structured Financial Products segment offers fund accumulation-type products consisting of general account GICs and funding agreements.

     General account GICs are group annuity contracts, with a stated maturity, that pay a guaranteed rate of return. GICs are marketed primarily to pension plan sponsors and managers of tax-qualified retirement plans as an investment within their tax-qualified defined contribution retirement plans, such as 401(k) plans. Purchasers of general account GICs and synthetic GICs (described below under FEE-BASED PRODUCTS) seek a guaranteed rate of return, limited payment guarantees related to plan participant withdrawals, or book value treatment. The guaranteed rate of return on GICs can be a fixed rate or a floating rate based on an external market index.

     Funding agreements are insurance contracts that pay a guaranteed rate of return. Funding agreements are not tax-qualified insurance contracts and are issued to special purpose entities and a wide range of corporations, mutual funds and other institutional investors. Funding agreements usually have stated maturities. Some funding agreements with stated maturities may be renewed by mutual agreement. The guaranteed rate of return can be a fixed rate or a floating rate based on an external market index. A portion of our Structured Financial Products segment's funding agreements also has put and call features.

     Funding agreements are used primarily to support medium-term notes offered by special purpose entities to institutional investors seeking high quality, fixed income investments.

     Structured settlement annuities, another type of spread-based product, are chosen by both individuals and institutions seeking specialized long-term immediate annuities, typically to fund or annuitize large claim or litigation settlements. They are generally used in place of lump sum awards in court cases, or in settlement of property and liability claims that, in most cases, arise from personal injury lawsuits. These annuities are customized long-term immediate annuities used to provide ongoing periodic payments to a claimant instead of a lump sum settlement. The two most common types of structured settlement annuities are life contingent, which makes payments for the life of the annuitant and, in many cases, makes a guaranteed number of payments even if the annuitant dies; or period-certain, which makes payments for a specific period. Our Structured Financial Products segment primarily markets structured settlement annuities to buyers responsible for funding these settlements.

     Immediate annuities are also a principal type of spread-based product marketed by our Structured Financial Products segment. Immediate annuities generally provide a series of payments over time in exchange for a single initial payment. The series of payments generally begins no later than one annuity period after the date on which the annuity was purchased. Our Structured Financial Products segment typically sells individual immediate annuities for the life of an individual or with a maturity greater than ten years.

FEE-BASED PRODUCTS

     Our Structured Financial Products segment's fee-based products consist primarily of synthetic GIC contracts, which are off-balance-sheet obligations of the Company that provide limited guarantees related to specific investment portfolios owned by tax-qualified retirement plans. These contracts are purchased as a substitute for general account GICs and provide guarantees under limited circumstances of payments related to plan participant withdrawals. We derive earnings on these products from expense, risk and profit charges, which are assessed on the basis of assets under management. Fee-based products provide relatively stable revenues and have lower capital requirements than do spread-based products.

DISTRIBUTION

     Our Structured Financial Products segment distributes its products either directly to institutional buyers or indirectly through financial intermediaries, consultants and brokers. General account and synthetic GICs are marketed directly to retirement plan sponsors or to investment managers who represent plan sponsors. Funding agreements are marketed either directly or through specialized brokers to short-term institutional money managers or directly to special purpose entities that issue medium-term notes through investment banks to United States and offshore investors. Approximately 81% of our funding agreement sales are derived from transactions in which a special purpose entity purchases a funding agreement with terms similar to those of notes that are issued by the special purpose entity to institutional investors. The strength of the sales of funding agreements to special purpose entities is dependent on conditions in the capital markets. As a result, the sales of funding agreements can vary widely from one fiscal quarter to another. Structured settlement annuities are marketed through a small group of specialty brokers. In 2002, approximately 28.1% of our Structured Financial Products segment's structured settlement annuities originated with cases referred from the Parent Group's personal property and casualty business. Immediate annuities are marketed to affluent customers through independent agents.

     Our Structured Financial Products segment has an experienced sales staff that develops and maintains relationships with targeted customers for our structured financial products, financial intermediaries, consultants and brokers. Our consistent market presence has created strong and valuable relationships with a large segment of our customer base.

     The following table summarizes our Structured Financial Products segment's primary distribution methods, primary products and the target customers for these products.

            DISTRIBUTION METHOD                        PRIMARY PRODUCTS                           TARGETED CUSTOMERS
            -------------------                        ----------------                           ------------------
Direct or through investment managers who    General account and synthetic GICs      Tax-qualified defined contribution
represent plan sponsors                                                              retirement plan sponsors

Direct or through specialized brokers        Funding agreements (including funding   Special purpose entities issuing
                                             agreements backing medium-term notes)   medium-term notes to institutional
                                                                                     investors

                                                                                     Short-term institutional money managers

Specialty brokers                            Structured settlement annuities         Individuals and institutions seeking
                                                                                     specialized long-term immediate annuities
                                                                                     (typically to fund or annuitize large
                                                                                     claim or litigation settlements)

Independent agents                           Immediate annuities                     Affluent consumers

     RISK MANAGEMENT, UNDERWRITING AND PRICING

          Our Structured Financial Products segment's risk management strategy is based on:

          - Using sophisticated systems and processes to project expected cash flows for assets and liabilities and to measure the sensitivity of asset and liability cash flows to interest rate changes.

          - Managing interest rate exposure to control the "duration match" of assets and liabilities. In other words, closely matching the relative sensitivity of asset and liability values to interest rate changes when feasible, often by using derivative financial instruments.

          - Primarily writing contracts with predictable maturity structures and without credit event triggers, cross-default acceleration clauses or premature surrender or redemption provisions.

          - Monitoring withdrawal activity to detect deviations from expected cash flows.

          - Establishing multi-disciplinary working groups of professionals with expertise in investment, sales, financial and pricing management to manage risk.

     General account GICs and synthetic GICs are underwritten as part of developing pricing proposals for new contracts. Our Structured Financial Products segment's underwriters evaluate the likely variance from expected cash flows due to events that trigger the Company's payment obligations under the contracts, such as asset reallocations on the part of plan participants, benefit payments and withdrawals, and actions taken by plan sponsors such as layoffs, mergers and plan terminations. Proposals are made only in those situations in which the risk of cash flow variance is projected within strict guidelines, so that withdrawal risk is minimized. In addition, underwriters ensure that the contracts and plans provide appropriate protection against financial disintermediation.

     Structured settlement annuities and immediate annuities are underwritten using recent mortality experience and an assumption of continued improvement in annuitant longevity.

RESERVES

     Our Structured Financial Products segment establishes and reports reserves for Contractholder funds and Reserve for life-contingent contract benefits to meet the obligations on its policies and contracts. Its reserves for general account GICs, period-certain structured settlement and immediate annuities and funding agreements are equal to the cumulative account balances for these products. Cumulative account balances include deposits plus credited interest less expense charges, surrenders and withdrawals. Reserve for life-contingent contract benefits for structured settlement annuities and immediate annuities are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts. These assumptions include investment yields and mortality.

     The establishment of reserve and Contractholder fund liabilities in recognition of Reserve for life-contingent contract benefits under life and annuity policies and other products is discussed in Notes 2 and 9 to the 2002 Consolidated Financial Statements and in the "Reserves for Life Contingent Contract Benefits" and "Reserves for Contractholder Funds" sections of our "Management's Discussion and Analysis of Financial Condition and Results of Operations", which items are incorporated herein by reference.

COMPETITION

In the sale of its structured financial products, our Structured Financial Products segment operates in a variety of highly competitive institutional markets. Although many companies offer some of the same products, a relatively small number of companies dominate the market. In 2001, the top 15 providers of structured financial products, including the Company, issued approximately 88% of total general account GICs and funding agreements issued by U.S. life insurance companies; and ten insurers, including the Company, issued approximately 85% of the total structured settlement annuities. In addition, many companies sell immediate annuities, but sales are not significantly concentrated. Our competitors include a variety of well-recognized insurance companies, many of which are larger than the Allstate Life Group.

          Our Structured Financial Products segment has built a significant market share in several important markets and we believe it is able to compete successfully in its markets as a result of a number of factors. These factors include:

          -    strong financial ratings;

          -    investment management expertise;

          -    a strong distribution network;

          -    competitive product design; and

          -    the highly recognized Allstate brand name.

     Competition in this market is restricted almost exclusively to insurance companies with strong financial ratings. For more information regarding our ratings, see the "Capital Resources and Liquidity--Financial ratings and strength" section of our "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                       OTHER INFORMATION ABOUT THE COMPANY

GEOGRAPHIC MARKETS

     Our Retail segment distributes its personal life insurance, retirement and investment products throughout the United States. Through the Allstate Life Group, it is authorized to market its products in all 50 states, the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands.

     Our Structured Financial Products segment distributes its products in the United States and internationally. However, our international distribution is generally limited to selling funding agreements to special purpose entities that issue medium-term notes distributed through investment bankers to institutional investors. In the United States, we provide funding agreements to back medium-term note programs that are distributed to qualified institutional buyers.

     The following table reflects, in percentages, the principal geographic distribution of Premiums and deposits for the Allstate Life Group for the year ended December 31, 2002. Approximately 87.9% of the Premiums and deposits generated in Delaware represent deposits received in connection with funding agreements sold to a special purpose entity domiciled in Delaware by our Structured Financial Products segment. Premiums and deposits arising from the activities of our Retail segment account for most of the remaining Premiums and deposits generated in these four states.

                    California                     10.8%
                    Delaware                        9.0%
                    New York                        7.7%
                    Florida                         6.1%

          No other jurisdiction accounted for more than six percent of the Premiums and deposits.

     "Premiums and deposits" is an operating measure that we use to analyze production trends for the Company's sales. Premiums and deposits includes premiums on insurance policies and annuities, and all deposits and other funds received from customers on deposit-type products which we account for as liabilities, rather than as revenue. Our method of calculating Premiums and deposits may be different from the method used by other companies to measure sales and therefore comparability may be limited.

          The following table illustrates where Premiums and deposits are reflected in our consolidated financial statements.

          (IN MILLIONS)                                         2002         2001         2000
                                                             ----------   ----------   ----------
          GAAP premiums                                      $    1,023   $    1,046   $    1,069
          Deposits to contractholder funds(1)                     8,946        7,860        7,875
          Deposits to Separate Accounts and other                 1,001        1,319        3,060
                                                             ----------   ----------   ----------
          Total Premiums and deposits                        $   10,970   $   10,225   $   12,004
                                                             ==========   ==========   ==========

          (1) Derived directly from the Consolidated Statements of Cash Flows.

INVESTMENTS

     In managing our general account assets, our investment strategy for the Allstate Life Group is based upon a strategic asset allocation framework that takes into account the need to manage on a risk adjusted spread basis for the underwriting liability product portfolio and to maximize return on retained capital. Generally, a combination of recognized market modeling, analytical models and proprietary models is used to achieve a desired asset mix in the management of the portfolio. The strategic asset allocation model portfolio is the primary basis for setting annual asset allocation targets with respect to interest sensitive, illiquid and credit asset allocations as well as limitations with respect to overall below investment grade exposure and diversification requirements. On a tactical basis, decisions are made on an option adjusted relative value basis staying within the constraints of the strategic asset allocation framework. We believe we maximize asset spread by selecting assets that perform on a long-term basis and by using trading to minimize the effect of downgrades and defaults. We use total return measurement on a selective basis where the asset risks are significant (e.g., high yield fixed income securities, convertible bonds). We expect that the application of this strategy for the Allstate Life Group will minimize interest rate market impacts on investment income. This strategy is also expected to provide sustainable investment-related income over time.

REGULATION

     The Allstate Life Group is subject to extensive regulation in the jurisdictions in which it does business. In the U.S. the method of such regulation varies from state to state but generally has its source in statutes that delegate regulatory authority to a state insurance official. In general, such regulation is intended for the protection of insurance policyholders rather than security holders. Regulation relates to a wide variety of matters including insurance company licensing and examination, agent licensing, pricing, trade practices, policy forms, accounting methods, the nature and amount of our investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the amount of dividends that we may pay, and underwriting standards. These regulations have a substantial effect on our business. Some of these matters are discussed in more detail below. For discussion of statutory financial information, see Note 14 to the 2002 Consolidated Financial Statements, and for discussion of regulatory contingencies, see Note 11 to the 2002 Consolidated Financial Statements, which items are incorporated herein by reference.

     In recent years the state insurance regulatory framework has come under increased federal scrutiny and legislation that would provide for optional federal chartering of insurance companies has been introduced in Congress. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Company.

     LIMITATIONS ON DIVIDENDS BY INSURANCE SUBSIDIARIES. Allstate Life may receive dividends from time to time from its subsidiaries. When received, these dividends represent a source of cash from which Allstate Life may meet some of its obligations. If a subsidiary is an insurance company, its ability to pay dividends may be restricted by state laws regulating insurance companies. These laws typically require the subsidiary insurance company to notify, and in some cases receive approval from, the department of insurance for the state in which the subsidiary is domiciled prior to paying a dividend. In addition, some state laws limit the amount of the dividend based upon a percentage of the subsidiary's statutory surplus or net income.

     GUARANTY FUNDS. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.

     INVESTMENT REGULATION. Allstate Life and its insurance subsidiaries are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture. As of December 31, 2002 the investment portfolios of our insurance subsidiaries did not contain any investments that were non-admitted for failure to comply with such laws and regulations.

     VARIABLE LIFE INSURANCE, VARIABLE ANNUITIES AND REGISTERED FIXED ANNUITIES. The sale of variable life insurance, and variable annuities and registered fixed annuities with market value adjustment features is subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission and the National Association of Securities Dealers.

     BROKER-DEALERS, INVESTMENT ADVISORS AND INVESTMENT COMPANIES. The Allstate Life Group entities that operate as broker-dealers, registered investment advisors and investment companies are subject to regulation and supervision by the Securities and Exchange Commission, the National Association of Securities Dealers and/or, in some cases, state securities administrators.

     REGULATION AND LEGISLATION AFFECTING CONSOLIDATION IN THE FINANCIAL SERVICES INDUSTRY. The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms within one holding company group. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. In addition, grandfathered unitary thrift holding companies, including The Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect our business by substantially increasing the number, size and financial strength of potential competitors.

     In some states a mutual insurance company can convert to a hybrid structure known as a mutual holding company. This process converts an insurance company, owned by its policyholders, to a stock insurance company, owned (through one or more intermediate holding companies) by its policyholders and, in some instances, in part by third-party stockholders. Also some states permit the conversion of a mutual insurance company into a stock insurance company (demutualization). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect our business by substantially increasing competition for capital in the financial services industry.

     PRIVACY REGULATION. Federal law and regulation requires financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information. Federal and state laws also regulate disclosures of customer information. Congress and state legislatures are expected to consider additional regulation relating to privacy and other aspects of customer information.

     TAX. State and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. From time to time, Congress has considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the federal income tax treatment of some insurance products offered by the Company, including the favorable policyholder tax treatment currently applicable to deferred and immediate annuities, and life insurance, including interest-sensitive life insurance. Such proposals have included legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products. Recent proposals to eliminate the double taxation of dividends and to permit the establishment of tax-free lifetime savings and retirement savings accounts could substantially reduce the tax-advantaged nature of many insurance products. If such proposals were to be adopted, they could have a material adverse effect on our financial position or our ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

EMPLOYEES AND OTHER SHARED SERVICES

     The Allstate Life Group has no employees. Instead, we primarily use employees of Allstate Insurance Company, our direct parent. We also make use of other services and facilities provided by Allstate Insurance Company and other members of the Parent Group. These services and facilities include space rental, utilities, building maintenance, human resources, investment management, finance, information technology and legal services. We reimburse our affiliates for these services and facilities under a variety of agreements.

                                  SERVICE MARKS

     The Allstate Life Group, together with the Parent Group, uses the following names, logos and slogans extensively in our business:

       Allstate                                 Insure Today.  Secure Tomorrow.
       Allstate Financial design logo           Lincoln Benefit
       Allstate Life                            Northbrook design logo
       Allstate Treasury-Linked Annuity         The Good Hands Network
       Glenbrook                                The Good Hands People
       Good Hands                               Slant "A" Allstate logo

                       You're In Good Hands With Allstate
                     The Right Hands Make All The Difference

     In addition, we use the graphic "Good Hands" design logos featuring cupped hands. Our rights in the United States to these names, logos and slogans continue so long as we continue to use them in commerce. Most of these service marks are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them by continued use.

ITEM 2. PROPERTIES.

     Our home office is part of the Parent Group's home office complex in Northbrook, Illinois. The complex consists of several buildings with an aggregate of approximately 2.35 million square feet of office space on a 250-acre site. In addition, we operate from various administrative, data processing, claims handling and support facilities.

     All of the facilities from which we operate are owned or leased by our direct parent, Allstate Insurance Company. Expenses associated with these facilities are allocated to us on both a direct and an indirect basis, depending on the nature and use of each particular facility. We believe that these facilities are suitable and adequate for our current operations.

     The locations from which the Parent Group exclusive agencies operate in the U.S. are normally leased by the agencies.

ITEM 3. LEGAL PROCEEDINGS.

     Incorporated in this Item 3 by reference to the discussion under the heading "Regulation" and under the heading "Regulations and Legal proceedings" in Note 11 of the Company's consolidated financial statements in Item 8 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.

     Omitted.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no public trading market for Allstate Life's common stock. All of its outstanding common stock is owned by its parent, Allstate Insurance Company ("AIC"). All of the outstanding common stock of AIC is owned by The Allstate Corporation.

     From January 1, 2001 through March 15, 2003, Allstate Life paid the following amounts to AIC in the aggregate on the dates specified as dividends on its common stock:

                     PAYMENT DATE                        AGGREGATE AMOUNT
                     March 30, 2001                          $ 29,250,000
                     September 28, 2001                      $ 37,820,250
                     December 28, 2001                       $ 91,856,750
                     March 28, 2002                          $ 43,750,000

     Within the past three years, the only equity securities sold by Allstate Life that were not registered under the Securities Act of 1933 have been shares of common stock or preferred stock issued to companies that are wholly-owned by The Allstate Corporation. These securities were issued in transactions that were exempt from registration under the Securities Act of 1933 because they did not involve a public offering.

     For additional information on dividends, including restrictions on the payment of dividends by Allstate Life and its subsidiaries, see the "Liquidity" subsection of the "Capital Resources and Liquidity" section of our "Management's Discussion and Analysis of Financial Condition and Results of Operations", which item is incorporated herein by reference.

     ITEM 6.  SELECTED FINANCIAL DATA.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(IN MILLIONS)                                          2002           2001           2000           1999          1998
                                                    ---------------------------------------------------------------------
CONSOLIDATED OPERATING RESULTS
Revenues                                            $   4,432      $   4,493      $   4,430      $   3,992      $   3,954
Net income                                                245            368            470            504            541
Income from continuing operations                         245            374            470            504            541

CONSOLIDATED FINANCIAL POSITION
Investments                                         $  52,670      $  44,297      $  38,620      $  32,879      $  31,749
Total assets                                           68,846         62,622         58,191         50,447         44,926
Reserve for life-contingent contract benefits
and contractholder funds                               48,605         40,933         35,676         31,143         28,734
Shareholder's equity                                    6,362          5,397          5,125          4,365          4,598

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION HIGHLIGHTS SIGNIFICANT FACTORS INFLUENCING THE CONSOLIDATED FINANCIAL POSITION AND RESULTS OF OPERATIONS OF ALLSTATE LIFE INSURANCE COMPANY ("ALIC") AND ITS WHOLLY OWNED SUBSIDIARIES (TOGETHER WITH ALIC, THE "COMPANY"). ALIC IS WHOLLY OWNED BY ALLSTATE INSURANCE COMPANY ("AIC"), A WHOLLY OWNED SUBSIDIARY OF THE ALLSTATE CORPORATION (THE "CORPORATION"). IT SHOULD BE READ IN CONJUNCTION WITH THE SELECTED FINANCIAL DATA, CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES FOUND UNDER PART II,
ITEM 6 AND ITEM 8 CONTAINED HEREIN. FURTHER ANALYSIS OF THE COMPANY'S INSURANCE SEGMENTS IS PROVIDED IN THE RETAIL PRODUCTS SEGMENT AND THE STRUCTURED FINANCIAL PRODUCTS SEGMENT SECTIONS OF MANAGEMENT'S DISCUSSION AND ANALYSIS ("MD&A"). THE SEGMENTS ARE DEFINED BASED UPON THE COMPONENTS OF THE COMPANY FOR WHICH FINANCIAL INFORMATION IS USED INTERNALLY TO EVALUATE SEGMENT PERFORMANCE AND DETERMINE THE ALLOCATION OF RESOURCES.

DEFINITIONS OF NON-GAAP AND OPERATING MEASURES

     In addition to information presented in the consolidated financial statements, the Company uses information other than that determined using accounting principles generally accepted in the United States ("GAAP") to analyze and report its financial position and results of operations. Management believes that these non-GAAP and operating measures, when used in conjunction with the consolidated financial statements, can improve the understandability of the financial statements and allow investors to evaluate the information used by management to analyze company performance.

OPERATING INCOME is a non-GAAP measure used by management to supplement its evaluation of Net income. Operating income is "Income before cumulative effect of change in accounting principle, after tax excluding the effects of Realized capital gains and losses, after-tax," and Gain (loss) on disposition of operations, after-tax. In this computation, Realized capital gains and losses, after-tax is presented net of the effects of the Company's deferred policy acquisition cost ("DAC") amortization and additional future policy benefits, to the extent that such effects resulted from the recognition of Realized capital gains and losses.

     Management believes that the supplemental Operating income (loss) information presented below allows for a more complete analysis of results of operations. The net effect of Realized capital gains and losses have been excluded due to their volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Operating income (loss) should not be considered as a substitute for any GAAP measure of performance. This method of calculating Operating income (loss) may be different from the method used by other companies and therefore comparability may be limited. A reconciliation of Operating income to Net income for the years ended December 31, is presented in the following table.

                                                                       TWELVE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                --------------------------------
(IN MILLIONS)                                                    2002        2001     2000
                                                                -------    -------   -------
Operating income                                                $   525    $   527   $   510

   Realized capital gains and losses                               (427)      (213)      (26)
   Reclassification of DAC amortization                              (2)       (17)      (37)
   Income tax benefit                                               151         80        23
                                                                -------    -------   -------
   Realized capital gains and losses, after-tax                    (278)      (150)      (40)

Loss on disposition of operations, after-tax                         (2)        (3)       --
Cumulative effect of change in accounting principle, after-tax       --         (6)       --
                                                                -------    -------   -------
Net income                                                      $   245    $   368   $   470
                                                                =======    =======   =======

     A reconciliation of Retail Operating income to Net income for the years ended December 31, is presented in the following table.

                                                                 TWELVE MONTHS ENDED
                                                                     DECEMBER 31,
                                                     -------------------------------------------
(IN MILLIONS)                                          2002              2001             2000
                                                     --------          --------         --------
Operating income                                     $  404            $  424           $  427
  Realized capital gains and losses                    (214)             (140)             (20)
  Reclassification of DAC amortization                   (2)              (17)             (37)
  Income tax benefit                                     76                54               21
                                                     --------          --------         --------
  Realized capital gains and losses, after-tax         (140)             (103)             (36)

Loss on disposition of operations, after-tax             (2)               (3)              --
Cumulative effect of change in accounting principle,
  after-tax                                              --                 9               --
                                                     --------          --------         --------
Net income                                           $  262            $  327           $  391
                                                     --------          --------         --------

         A reconciliation of Structured Financial Products Operating income to Net income for the years ended December 31, is presented in the following table.

                                                                 TWELVE MONTHS ENDED
                                                                     DECEMBER 31,
                                                     -------------------------------------------
(IN MILLIONS)                                          2002              2001             2000
                                                     --------          --------         --------
Operating income                                     $  121            $  103           $   83

  Realized capital gains and losses                    (213)              (73)              (6)
  Income tax benefit                                     75                26                2
                                                     --------          --------         --------
  Realized capital gains and losses, after-tax         (138)              (47)              (4)

Cumulative effect of change in accounting principle,
  after-tax                                              --               (15)              --
                                                     --------          --------         --------
Net income                                           $  (17)           $   41               79
                                                     --------          --------         --------

PREMIUMS AND DEPOSITS is an operating measure used by management to analyze production trends for the Company's sales. Premiums and deposits includes premiums on insurance policies and annuities, and all deposits and other funds received from customers on deposit-type products which are accounted for by the Company as liabilities, rather than as revenue. The Company's method of calculating Premiums and deposits may be different from the method used by other companies to measure sales and therefore comparability may be limited.

     The following table illustrates where Premiums and deposits are reflected in the consolidated financial statements.

(IN MILLIONS)                                          2002       2001       2000
                                                     --------   --------   --------
GAAP premiums                                        $  1,023   $  1,046   $  1,069
Deposits to contractholder funds(1)                     8,946      7,860      7,875
Deposits to Separate Accounts and other                 1,001      1,319      3,060
                                                     --------   --------   --------
Total Premiums and deposits                          $ 10,970   $ 10,225   $ 12,004
                                                     ========   ========   ========

   (1) Derived directly from the Consolidated Statements of Cash Flows.

     The following table illustrates where Retail Premiums and deposits are reflected in the consolidated financial statements.

(IN MILLIONS)                                          2002       2001       2000
                                                     --------   --------   --------
GAAP premiums                                        $    608   $    713   $    668
Deposits to contractholder funds                        6,698      4,891      5,298
Deposits to Separate Accounts and other                 1,001      1,301      2,963
                                                     --------   --------   --------
Total Premiums and deposits                          $  8,307   $  6,905   $  8,929
                                                     ========   ========   ========

     The following table illustrates where Structured Financial Products Premiums and deposits are reflected in the consolidated financial statements.

(IN MILLIONS)                                          2002       2001       2000
                                                     --------   --------   --------
GAAP premiums                                        $    415   $    333   $    401
Deposits to contractholder funds                        2,248      2,969      2,577
Deposits to Separate Accounts and other                    --         18         97
                                                     --------   --------   --------
Total Premiums and deposits                          $  2,663   $  3,320   $  3,075
                                                     ========   ========   ========

2002 HIGHLIGHTS

- Total consolidated revenues decreased 1.4% in 2002 compared to 2001. Excluding realized capital losses, revenues increased 3.3% in 2002 to $4.86 billion primarily due to increased investment income.
- Premiums and deposits increased 7.3% to $10.97 billion in 2002 due to increased sales of fixed annuities, including sales of the Allstate(R) Treasury - Linked Annuity of $762 million. Sales of variable annuities declined 17.5% in 2002 compared to 2001. (Further information and a reconciliation of Premiums and deposits to the Consolidated financial statements appears in the Definitions of Non-GAAP and Operating Measures section of the MD&A).
- Net income decreased $123 million as a result of increased realized capital losses.
- Operating income was comparable in 2002 to 2001 due to an increase in the investment margin and an adjustment for prior year tax liabilities offset by accelerated amortization of DAC and higher operating costs and expenses. (Further information and a reconciliation of Operating income to Net income appear in the Definitions of Non-GAAP and Operating Measures section of the MD&A.)
- Separate Accounts assets decreased 18.1% due to declines in account balances related to poor equity market performance during the year.

CONSOLIDATED NET INCOME

(IN MILLIONS)                                          2002       2001       2000
                                                     --------   --------   --------
Net income (loss)
  Retail                                             $    262   $    327   $    391
  Structured Financial Products                           (17)        41         79
                                                     --------   --------   --------
Total consolidated net income                        $    245   $    368   $    470
                                                     ========   ========   ========

     Consolidated net income decreased 33.4% for 2002 compared to 2001 and 21.7% for 2001 compared to 2000. In both years, realized capital losses increased in both segments. Realized capital gains and losses totaled $(427) million in 2002, $(213) million in 2001 and $(26) million in 2000.

CONSOLIDATED REVENUES

(IN MILLIONS)                                          2002       2001       2000
                                                     --------   --------   --------
Retail premiums and contract charges                 $  1,436   $  1,510   $  1,449
Structured Financial Products premiums and contract
 charges                                                  440        357        418
Net investment income                                   2,983      2,839      2,589
Realized capital gains and losses                        (427)      (213)       (26)
                                                     --------   --------   --------
Total consolidated revenues                          $  4,432   $  4,493   $  4,430
                                                     ========   ========   ========

     Consolidated revenues decreased 1.4% in 2002 compared to 2001 resulting from increased realized net capital loses and decreases in Premiums and Contract charges in the Retail segment. These declines were partly offset by an increase in Net investment income and Structured Financial Products Premiums and Contract charges.

     Consolidated revenues increased 1.4% during 2001 compared to 2000 resulting from increased Net investment income and Premiums and Contract charges in the Retail segment. These increases were partially offset by an increase in realized capital losses and lower Premiums and Contract charges in the Structured Financial Products segment. Net investment income increased 9.7% primarily due to higher investment balances.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The Company has identified four of its accounting policies that, due to their nature, have required management to make assumptions and estimates that are significant to the consolidated financial statements at December 31, 2002. It is reasonably likely that changes in these assumptions and estimates could occur from period to period, and have a material impact on the Company's consolidated financial statements.

     A brief summary of each of these critical accounting policies follows. For a complete discussion of the judgments and other factors affecting the measurement of these policies, see the referenced sections of the MD&A. There is also a complete summary of the Company's significant accounting policies in Note 2 of the consolidated financial statements.

     INVESTMENTS - Fixed income securities include bonds, mortgage-backed and asset-backed securities, and redeemable preferred stocks. All fixed income and equity securities are carried at fair value and are classified as available for sale. The fair value of publicly traded fixed income and equity securities is based on independent market quotations. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models which utilize internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Periodic changes in fair values are reported as a component of Accumulated other comprehensive income on the Consolidated

Statements of Financial Position and are reclassified to Net income only when supported by the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary.

     The Company writes down to fair value a fixed income or equity security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. The assessment of other than temporary impairment is performed on a case-by-case basis considering a wide range of factors. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are:

     - The Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;
     -    The recoverability of principal and interest;
     - The duration and extent to which the fair value has been less than cost for equity securities or amortized cost for fixed income securities;
     - The financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and
     - The specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

     There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if impairment is other than temporary. These risks and uncertainties include the risks that:

     - The economic outlook is worse than anticipated and has a greater adverse impact on a particular issuer than anticipated;
     - The Company's assessment of a particular issuer's ability to meet all of its contractual obligations changes based on changes in the facts and circumstances related to that issuer; and
     - New information is obtained or facts and circumstances change that cause a change in the Company's ability or intent to hold a security to maturity or until it recovers in value.

     These risks and uncertainties could result in a charge to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to Net income, would not have a significant impact on Shareholder's equity since the majority of the portfolio is held at fair value and as a result, the related unrealized gain (loss), net of tax, would already be reflected as Accumulated other comprehensive income in Shareholder's equity. For a further discussion of these policies, and quantification of the impact of these estimates and assumptions, see the Investments, Market Risk and Forward-looking Statements and Risk Factors affecting the Company sections of the MD&A.

     DERIVATIVE INSTRUMENTS Derivative financial instruments include swaps, futures, options, interest rate caps and floors, warrants, synthetic guaranteed investment contracts, certain forward contracts for purchases of to-be-announced mortgage securities, certain investment risk transfer reinsurance agreements and certain fixed income security forward purchase commitments. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible and other fixed income securities, equity indexed life and annuity contracts, and certain variable life and annuity contracts.

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value, or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged transaction's variability in cash flows attributable to the hedged risk. The Company does not currently exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in Realized capital gains and losses on the Consolidated Statements of Operations and Comprehensive Income. For the years ended December 31, 2002 and 2001, the hedge ineffectiveness reported as Realized capital gains and losses amounted to losses of $15 million and gains of $6 million, respectively.

     Derivatives are accounted for on a fair value basis, and reported as Other investments, Other assets, Other liabilities and accrued expenses or Contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The fair value of the Company's exchange traded derivative contracts is based on independent market quotations. The fair value of non-exchange traded derivative contracts is based on either independent third party pricing sources or widely accepted pricing valuation models which utilize independent third party data as inputs. The change in the fair value of derivatives embedded in assets and subject to bifurcation is reported as Realized capital gains and losses. The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported as Realized capital gains and losses or Life and annuity contract benefits. For further discussion of these policies, and quantification of the impact of these estimates and assumptions, see the Investments, Market Risk and Forward-looking Statements and Risk Factors affecting the Company sections of the MD&A.

     DEFERRED POLICY ACQUISITION COSTS ("DAC") - The Company establishes a deferred asset for certain costs that vary with and are primarily related to acquiring business. For life insurance and investment-oriented business these costs, principally agents' and brokers' remuneration, certain underwriting costs and direct mail solicitation expenses, are deferred and amortized to income. Amortization of DAC is reflected on the Consolidated Statements of Operations and Comprehensive Income. All other acquisition expenses are charged to operations as incurred, impacting operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income.

     For traditional life insurance and other premium paying contracts, such as immediate annuities with life contingencies and limited payment contracts, these costs are amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions relating to estimated revenue, as well as to all other aspects of DAC and reserve calculations, are determined based upon conditions as of the date of policy issue and are generally not revised during the life of the policy. Any deviations from projected business inforce, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the contracts.

     For internal exchanges of traditional life insurance and immediate annuities with life contingencies, the unamortized balance of costs previously deferred under the original contracts are charged to income. The new costs associated with the exchange are deferred and amortized to income.

     For interest-sensitive life, variable annuities and investment contracts, DAC is amortized in relation to the present value of estimated gross profits ("EGP") on such business over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years, however an assumed surrender rate is also used which results in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of EGP. EGP consists of the following components: margins from mortality, including guaranteed minimum death and income benefits, investment margin, including realized capital gains and losses, contract administration, surrender and other contract charges, less maintenance expenses. The estimation of EGP requires judgment, including the forecasting of highly uncertain events such as the level of surrenders at the end of a surrender charge period and, in some cases, future equity market performance. In estimating the impact of highly uncertain events, the Company considers historical experience as well as current trends.

     In particular, a significant degree of judgment is involved with estimating future levels of EGP for the Company's variable annuity contracts as future fee income and guaranteed minimum death benefits ("GMDBs") are highly sensitive to equity market performance. The Company's variable annuity DAC amortization methodology includes a long-term market return assumption for account values of approximately 9.25%, or 8.0% after average morality and expense fees of 1.25%. When market returns vary from the 8.0% long-term expectation or mean, the Company assumes a reversion to the mean over a seven-year period, which includes two prior years and five future years. The assumed returns over this period are limited to a range between 0% to 13.25% after mortality and expense fees. The costs associated with GMDBs are included in EGP. Generally, less DAC is amortized during periods in which the GMDBs are higher than projected. However, if projected GMDBs cause DAC to be not fully recoverable, DAC will be written down to an amount deemed recoverable.

     The Company currently performs quarterly reviews of recoverability for interest-sensitive life, variable annuities and investment contracts in the aggregate using current assumptions. Future volatility in the equity markets of similar or greater magnitude may result in disproportionate changes in the amortization of DAC.

     If a change in the amount of EGP is significant, it could result in the unamortized DAC not being recoverable, resulting in a charge which is reflected as a component of Amortization of DAC. For quantification of the impact of these estimates and assumptions on the Company, see the Retail Segment, Structured Financial Product Segment, Forward-looking Statements and Risk Factors affecting the Company sections of the MD&A.

     LIFE INSURANCE RESERVES - Reserves for life-contingent contract benefits, which relate to traditional life insurance, group retirement annuities and immediate annuities with life contingencies, are computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Mortality, morbidity and policy termination assumptions are based on Company and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. Future investment yield assumptions are determined at the time of issue based upon prevailing investment yields as well as forecasted reinvestment yields. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserve is recorded as a reduction in Unrealized net capital gains and losses included in Accumulated other comprehensive income. For further discussion of these policies see the Forward-looking statements and risk factors affecting the Company section of the MD&A.

RETAIL SEGMENT

2002 HIGHLIGHTS

- Premiums and deposits for the Retail segment increased 20.3% to $8.31 billion in 2002 primarily due to sales of fixed annuities, including the Allstate(R)Treasury - Linked Annuity.
- Separate Accounts assets for the Retail segment decreased 18.2% due to declines in account balances resulting from poor equity market performance during the year.
- Net income decreased 19.9% due to accelerated amortization of DAC, higher operating expenses and an increase in realized capital losses partly offset by a higher investment margin and an adjustment for prior year tax liabilities.

     OVERVIEW The Company markets a diversified portfolio of retail products to meet customers' needs in the areas of financial protection, investment and retirement solutions.

     Products sold to Retail customers include retirement solutions such as variable annuities and fixed annuities, and financial protection products such as interest-sensitive life and traditional life insurance. Retail products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies), financial services firms (financial institutions and broker/dealers) and direct marketing.

     The Company's strategies include developing and delivering market-informed products and services, leveraging and building the Allstate brand in financial services, building profitable long-term relationships, and driving operational scale, efficiency and effectiveness. The Company will continue to extend the Allstate brand by using it in conjunction with more products and distribution channels. The Company will create greater awareness of the Company's services through advertising, public relations and by focusing on a consistent experience for customers and distribution partners. The Company intends to grow its business through a combination of organic growth, selective acquisitions, alliances and partnerships.

     Summarized financial data and key operating measures for the Retail segment as of and for the years ended December 31, are presented in the following table.

(IN MILLIONS)                                                          2002          2001          2000
                                                                    ----------    ----------    ----------
GAAP Premiums                                                       $      608    $      713    $      668
Contract charges                                                           828           797           781
Net investment income                                                    1,844         1,705         1,556
                                                                    ----------    ----------    ----------
                                                                         3,280         3,215         3,005
                                                                    ----------    ----------    ----------
Contract benefits                                                          648           706           606
Interest credited to contractholder funds                                1,250         1,165         1,075
Amortization of DAC                                                        412           343           377
Operating costs and expenses                                               417           371           299
Income tax expense on operations                                           149           206           221
                                                                    ----------    ----------    ----------
Operating income                                                           404           424           427
Realized capital gains and losses, after-tax(1)                           (140)         (103)          (36)
Loss on disposition of operations, after-tax                                (2)           (3)            -
Cumulative effect of change in accounting principle, after-tax               -             9             -
                                                                    ----------    ----------    ----------
Net income                                                          $      262    $      327    $      391
                                                                    ==========    ==========    ==========

Premiums and deposits                                               $    8,307    $    6,905    $    8,929
                                                                    ==========    ==========    ==========

Investments                                                             31,749        26,398        23,331
Separate Accounts assets                                                10,800        13,211        14,380
                                                                    ----------    ----------    ----------
Investments, including Separate Accounts assets                     $   42,549    $   39,609    $   37,711
                                                                    ==========    ==========    ==========

(1)  Reconciliation of Realized capital gains and losses

(IN MILLIONS)                                                          2002          2001          2000
                                                                    ----------    ----------    ----------
Realized capital gains and losses                                   $     (214)   $     (140)   $      (20)
Reclassification of DAC amortization                                        (2)          (17)          (37)
Income tax benefit                                                          76            54            21
                                                                    ----------    ----------    ----------
Realized capital gains and losses, after-tax                        $     (140)   $     (103)   $      (36)
                                                                    ==========    ==========    ==========

     PREMIUMS AND CONTRACT CHARGES, included in financial results, represent GAAP premiums generated from traditional life and other insurance products, and immediate annuities with life contingencies which have significant mortality or morbidity risk. Contract charges are generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds or Separate Accounts liabilities. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.

     The following table summarizes GAAP premiums and contract charges for the Retail segment.

(IN MILLIONS)                                                          2002          2001          2000
                                                                    ----------    ----------    ----------
GAAP PREMIUMS
 Traditional life                                                   $      404    $      446    $      409
 Other                                                                     204           267           259
                                                                    ----------    ----------    ----------
   Total GAAP premiums                                                     608           713           668
                                                                    ----------    ----------    ----------
CONTRACT CHARGES
 Interest-sensitive life                                                   595           558           534
 Variable annuities                                                        212           217           223
 Other investment contracts                                                 21            22            24
                                                                    ----------    ----------    ----------
   Total contract charges                                                  828           797           781
                                                                    ----------    ----------    ----------
TOTAL PREMIUMS AND CONTRACT CHARGES                                 $    1,436    $    1,510    $    1,449
                                                                    ==========    ==========    ==========

     Total Retail GAAP premiums decreased 14.7% in 2002 compared to 2001, due to declines in both traditional life insurance and other insurance products premiums. Traditional life premiums declined due to the Company entering a reinsurance agreement implemented January 1, 2002 which ceded certain of its direct-marketed credit life insurance products. Additionally, term life insurance sales decreased. Declines in other premiums are related to the Company not renewing certain direct marketing non-life credit insurance products.

     In 2001, Retail GAAP premiums increased 6.7% compared to 2000 due to increases in both traditional life and other insurance products. The increase in traditional life was from new term insurance sales and renewal premiums being partially offset by declines in whole life business. The increase in other premiums is a result of modest increases in the accident and health premiums earned through the direct marketing channel.

     Total Retail contract charges increased 3.9% during 2002 compared to 2001 due to growth in interest-sensitive life insurance account values inforce and contract charge rate increases. Average contract charges have trended upwards as customers have selected products with more riders and higher fees. Contract charges on variable annuities, which are generally calculated as a percentage of each account value ranging from .70% to 2.30%, decreased 2.3% compared to 2001 due to declines in account values as a result of poor equity market performance. Contract charges on Retail products increased 2.0% during 2001 from 2000 due to new sales, partly offset by declines in variable annuity account balances due to poor equity market performance.

     The following table summarizes premiums and contract charges for the Retail segment by distribution channel.

(IN MILLIONS)                                                              2002         2001         2000
                                                                        ----------   ----------   ----------
GAAP PREMIUMS
 Allstate agencies                                                      $      229   $      235   $      233
 Independent agents                                                             52           71           47
 Direct marketing                                                              327          407          388
                                                                        ----------   ----------   ----------
         Total premiums                                                        608          713          668
                                                                        ----------   ----------   ----------

CONTRACT CHARGES
 Allstate agencies                                                             429          381          365
 Independent agents                                                            202          210          201
 Financial services firms (financial institutions and broker/dealers)          197          206          215
                                                                        ----------   ----------   ----------
         Total contract charges                                                828          797          781
                                                                        ----------   ----------   ----------
TOTAL PREMIUMS AND CONTRACT CHARGES                                     $    1,436   $    1,510   $    1,449
                                                                        ==========   ==========   ==========

     PREMIUMS AND DEPOSITS for the Retail segment are summarized by product line in the following table.

(IN MILLIONS)                                                              2002         2001         2000
                                                                        ----------   ----------   ----------
LIFE AND OTHER PRODUCTS
 Interest-sensitive life                                                $      990   $      964   $      953
 Traditional life                                                              397          407          413
 Other                                                                         166          164          168
                                                                        ----------   ----------   ----------
   Total life and other products                                             1,553        1,535        1,534

INVESTMENT PRODUCTS
 Fixed annuities                                                             4,457        2,585        3,315
 Variable annuities                                                          2,297        2,785        4,080
                                                                        ----------   ----------   ----------
   Total investment products                                                 6,754        5,370        7,395
                                                                        ----------   ----------   ----------

TOTAL PREMIUMS AND DEPOSITS                                             $    8,307   $    6,905   $    8,929
                                                                        ==========   ==========   ==========

     Total Retail Premiums and deposits increased 20.3% to $8.31 billion in 2002 from $6.91 billion in 2001. The increase in 2002 was due to growth in sales of fixed annuities, including $762 million of the Allstate(R) Treasury -Linked Annuity sales, partly offset by declines in variable annuity sales. The Allstate(R) Treasury-Linked Annuity is the first flexible premium deferred fixed annuity that provides a competitive underlying guaranteed rate for five years plus annual renewal rates linked to movement in five-year U.S. Treasury rates. The decline in variable annuity sales was caused by poor equity market performance during the period.

     Total Retail Premiums and deposits decreased 22.7% to $6.91 billion in 2001 from $8.93 billion in 2000. The decrease was due to declines in variable and fixed annuity sales. The decline in variable annuity sales was a reflection of the overall decline in the variable annuity market caused by poor equity market performance. The fixed annuity decline was a reflection of management decisions to curtail sales in selected distribution channels in order to meet targeted returns.

     The following table summarizes Premiums and deposits for the Retail segment by distribution channel.

(IN MILLIONS)                                                              2002         2001         2000
                                                                        ----------   ----------   ----------
Allstate agencies                                                       $    1,752   $    1,253   $    1,024
Financial services firms (financial institutions and broker/dealers)         3,934        3,674        4,742
Independent agents                                                           2,337        1,706        2,856
Direct marketing                                                               284          272          307
                                                                        ----------   ----------   ----------
  TOTAL PREMIUMS AND DEPOSITS                                           $    8,307   $    6,905   $    8,929
                                                                        ==========   ==========   ==========

     As a result of initiatives undertaken to expand the sales of financial services products through Allstate agencies, Premiums and deposits increased 39.8% in 2002 compared to 2001 and 22.4% in 2001 compared to 2000.

     OPERATING INCOME for the Retail segment is presented in the following table.

(IN MILLIONS)                                                   2002         2001         2000
                                                             ----------   ----------   ----------
Investment margin                                            $      586   $      547   $      475
Mortality margin                                                    435          427          471
Maintenance charges                                                 286          294          298
Surrender charges                                                    75           76           80
Amortization of DAC                                                (412)        (343)        (377)
Operating costs and expenses                                       (417)        (371)        (299)
Income tax expense on operations                                   (149)        (206)        (221)
                                                             ----------   ----------   ----------
OPERATING INCOME                                             $      404   $      424   $      427
                                                             ==========   ==========   ==========

     Operating income for the Retail segment decreased 4.7% during 2002 as compared to 2001 due to increases in DAC amortization, higher operating costs and expenses and a decrease in maintenance charges partly offset by an adjustment for prior year tax liabilities, as well as increased investment and mortality margins. In 2001, Operating income decreased 0.7% compared to 2000 due to increases in the investment margin and decreased amortization of DAC being more than offset by higher operating costs and expenses and decreases in the mortality margin.

     INVESTMENT MARGIN, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased 7.1% during 2002 compared to 2001. The increase is a result of 17.8% higher portfolio balances at December 31, 2002 compared to December 31, 2001.
The increase in 2002 was driven by sales of fixed annuities, less contract benefits, surrenders and withdrawals. The impact of this growth was partly offset by a decline in portfolio yields from lower market interest rates affecting the yield on the investment of funds from operations and investments and a shift to sales of investment products with lower investment margins, such as market value adjusted annuities ("MVAAs"). Investment margin increased
15.2% in 2001 compared to 2000 as a result of 11.5% higher portfolio balances at December 31, 2001 compared to December 31, 2000.

     Management actions taken in 2002 and 2001 to reduce crediting rates on inforce contracts where contractually allowed and in 2002 to reduce guaranteed minimum crediting rates in new product offerings, have partially offset the impact on investment margin from the decline in portfolio yields. As of January 1, 2003, 19 states permit a 1.5% minimum interest guarantee for retail annuity products, and 25 states permit a 2.0% minimum interest guarantee for 10 years and 3.0% minimum thereafter. The remaining 6 states have a 3.0% minimum interest rate guarantee, which was formerly the minimum among all states as of January 1, 2002. The weighted average interest crediting rate during 2002 on retail fixed annuity and interest-sensitive life products inforce, excluding MVAAs, which have longer interest rate guarantee periods, is approximately 140 basis points more than the underlying long term guaranteed rates on these products. The differences between average investment yields and interest crediting rates were comparable throughout 2002, 2001 and 2000, except for a tightening of the margin on Retail interest-sensitive life products in 2002.

     The following table summarizes the weighted average investment yield and the weighted average interest crediting rates during 2002, 2001 and 2000.

                                                     WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                                     INVESTMENT YIELD           INTEREST CREDITING RATE
                                                 --------------------------    -------------------------

                                                 2002       2001       2000    2002       2001      2000
                                                 ----       ----       ----    ----       ----      ----
Retail interest-sensitive life products           7.2%       7.6%       7.7%    5.1%       5.2%      5.3%
Retail annuities                                  7.1        7.3        7.6     5.2        5.4       5.7

     The following table summarizes contractholder funds and reserve for life-contingent contract benefits associated with the weighted average investment yield and weighted average interest crediting rates at December 31.

(IN MILLIONS)                                                             2002        2001        2000
                                                                        --------    --------    --------
Retail interest-sensitive life products                                 $  5,570    $  5,426    $  5,157
Retail annuities                                                          21,538      17,185      15,136
                                                                        --------    --------    --------
                                                                          27,108      22,611      20,293
Structured financial products-fixed and floating rate contracts           17,480      15,756      13,326
FAS 115/133 market value adjustment                                        1,258         311         290
Ceded reserves                                                              (290)       (299)       (112)
Life-contingent contracts and other                                        3,049       2,554       1,879
                                                                        --------    --------    --------
Total Contractholder funds and Reserve for life-contingent
 contract benefits                                                      $ 48,605    $ 40,933    $ 35,676
                                                                        ========    ========    ========

     MORTALITY MARGIN, which represents premiums and cost of insurance charges less related policy benefits, increased 1.9% during 2002 compared to 2001. During 2002, growth in interest-sensitive life products and increased contract charges were partially offset by the Company exiting most of its direct marketed credit life insurance products through a reinsurance agreement, non-renewal of certain other non-life credit insurance contracts and an increase in policy benefits compared to 2001. Mortality and morbidity loss experience can cause benefit payments to fluctuate from period to period while underwriting and pricing guidelines are based on a long-term view of the trends in mortality and morbidity.

     Mortality margin decreased 9.3% during 2001 compared to 2000 due to a higher incidence of mortality and morbidity, including $12 million related to the September 11 tragedies. The 2001 mortality margin also includes an increase in death benefits on variable annuity contracts over 2000.

     Policy benefits paid include cash payments for variable annuity GMDBs totaling $58 million, $31 million, and $3 million in 2002, 2001, and 2000 respectively, net of reinsurance and other contractual arrangements. The increases over this three-year period reflect poor equity market performance.

     AMORTIZATION OF DAC increased 20.1% during 2002 compared to 2001 due to the acceleration of amortization in 2002 and the ongoing growth of the business inforce. DAC amortization decreased 9.0% during 2001 compared to 2000.

     The steep and sustained decline in the equity markets during 2002 changed the amount and timing of variable annuity EGP and resulted in the acceleration of variable annuity DAC amortization, often called "DAC unlocking," totaling $120 million. There was also a $32 million favorable DAC unlocking adjustment (deceleration of amortization) on fixed annuities, which resulted from primarily favorable investment margin, and a $6 million acceleration of amortization of DAC on interest-sensitive life products, which reflects the impact of the decline in equity markets on variable life contracts, for a net pre-tax acceleration of DAC amortization for retail products totaling $94 million in 2002. In addition, DAC amortization was reduced by $29 million as a result of improved persistency on fixed annuities and interest-sensitive life products and other recoveries. Declines in the equity market performance reduce future or expected fee income and may increase the exposure to GMDB policy benefits. Such events generally reduce EGP, which may in turn require further DAC unlocking of the variable annuity DAC asset. Future volatility in the equity markets of similar or greater magnitude may result in disproportionate changes in the amortization of DAC.

      The following table summarizes the DAC asset balance for the Retail segment by product.

        (IN MILLIONS)                                                  DECEMBER 31, 2002
                                                        --------------------------------------------
                                                                         IMPACT OF NET
                                         AMORTIZATION    UNAMORTIZED    UNREALIZED GAINS     TOTAL
                                            PERIOD           DAC           AND LOSSES         DAC
                                        --------------  -------------  ------------------  ---------
        AMORTIZED BASED ON REVENUES
        Traditional life                 7 to 30 years        $   677             $    --    $   677
        Other                               Various                88                  --         88
                                                              -------             -------    -------
                                                                  765                  --        765
        AMORTIZED BASED ON EGP
        Interest-sensitive life             30 years            1,263                (137)     1,126
        Variable annuities                  15 years              848                 (14)       834
        Other investment contracts(1)       various               683                (510)       173
                                                              -------             -------    -------
                                                                2,794                (661)     2,133
                                                              -------             -------    -------
                                                              $ 3,559             $  (661)   $ 2,898
                                                              =======             =======    =======

                                                                       DECEMBER 31, 2001
                                                        --------------------------------------------
                                                                         IMPACT OF NET
                                         AMORTIZATION    UNAMORTIZED    UNREALIZED GAINS     TOTAL
                                            PERIOD           DAC           AND LOSSES         DAC
                                        --------------  -------------  ------------------  ---------
        AMORTIZED BASED ON REVENUES
        Traditional life                 7 to 30 years        $   659             $    --    $   659
        Other                               Various                84                  --         84
                                                              -------             -------    -------
                                                                  743                  --        743
        AMORTIZED BASED ON EGP
        Interest-sensitive life             30 years            1,209                 (88)     1,121
        Variable annuities                  15 years              877                 (19)       858
        Other investment contracts(1)       various               478                (224)       254
                                                              -------             -------    -------
                                                                2,564                (331)     2,233
                                                              -------             -------    -------
                                                              $ 3,307             $  (331)   $ 2,976
                                                              =======             =======    =======

     (1) Other investment contracts include fixed annuities and all Retail other annuities.

     The factors causing a change in DAC asset balances for the year ended December 31 are summarized in the following tables.

(IN MILLIONS)                                                              AMORTIZATION     EFFECT OF
                                BEGINNING                                 (ACCELERATION)   UNREALIZED      ENDING
                                 BALANCE     ACQUISITION   AMORTIZATION    DECELERATION      CAPITAL       BALANCE
                              DECEMBER 31,      COSTS       CHARGED TO      CHARGED TO      GAINS AND    DECEMBER 31,
                                  2001        DEFERRED        INCOME        INCOME(1)        LOSSES          2002
                              ------------   -----------   ------------   --------------   ----------   --------------
Traditional life                       659            88            (70)              --           --              677
Other                                   84            27            (23)              --           --               88
Interest-sensitive life              1,121           186           (126)              (6)         (49)           1,126
Variable annuities                     858           117            (26)            (120)           5              834
Other investment contracts             254           248            (75)              32         (286)             173

                              ------------   -----------   ------------   --------------   ----------   --------------
Total                                2,976           666           (320)             (94)        (330)           2,898

(IN MILLIONS)                                                              AMORTIZATION     EFFECT OF
                                BEGINNING                                 (ACCELERATION)   UNREALIZED      ENDING
                                 BALANCE     ACQUISITION   AMORTIZATION    DECELERATION      CAPITAL       BALANCE
                              DECEMBER 31,      COSTS       CHARGED TO      CHARGED TO      GAINS AND    DECEMBER 31,
                                  2000        DEFERRED        INCOME         INCOME(1)        LOSSES         2001
                              ------------   -----------   ------------   --------------   ----------   --------------
Traditional life                       625           101            (67)              --           --              659
Other                                   83            22            (21)              --           --               84
Interest-sensitive life              1,088           176           (114)              18          (47)           1,121
Variable annuities                     742           188            (59)              (7)          (6)             858
Other investment contracts             369           144            (97)             (13)        (149)             254

                              ------------   -----------   ------------   --------------   ----------   --------------
Total                                2,907           631           (358)              (2)        (202)           2,976

     (1) Included as a component of amortization of deferred policy acquisition costs on the Consolidated Statements of Operations and Comprehensive Income.

          OPERATING COSTS AND EXPENSES increased 12.4% during 2002 compared to 2001. The increase is due to investments in technology and advertising. The additional investments in technology relate to systems that will increase efficiencies and improve services through the Internet, and infrastructure investments to support the Allstate exclusive agents in selling registered investment products. Additionally, advertising expenditures were increased in 2002 to create greater awareness of Allstate as a financial services company. Operating costs and expenses increased 24.1% during 2001 compared to 2000 due to higher marketing, technology and distribution expenses incurred on similar growth initiatives.
          INCOME TAX EXPENSE ON OPERATIONS declined 27.7% in 2002 compared to 2001 due primarily to a $34 million adjustment for prior year tax liabilities that resulted primarily from Internal Revenue Service developments and examination of tax returns. In 2001, total income tax expense on operations declined 6.8% compared to 2000.

     RETAIL SEGMENT OUTLOOK

     - The Company's ability to manage its investment margin is dependent upon maintaining adequately profitable spreads between investment yields and interest crediting rates on inforce business. As interest rates change or remain at historically low levels, assets may be reinvested at lower yields that compress investment margin. The Company has the ability to impact the investment margin by changing the interest crediting rates on flexible rate contracts. However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. The level of investment defaults may also affect investment income. The Company will continually monitor its risk limits related to credit quality and duration as well as monitor and adjust its crediting rates.
     - A portion of the Company's contract charge revenue is dependent upon the value of the accounts supporting its variable annuity and variable life products. Most account values for these products are invested, at the discretion of the contractholder, in Separate Accounts invested primarily in equities. Therefore, future equity market performance has a significant impact on contract charge revenue and benefit guarantees which are key drivers of the returns on these products.
     - Variable annuity DAC is amortized in relation to the present value of EGP over the estimated lives of the contracts. Future levels of EGP are highly sensitive to future equity market performance. Changes in the amount or timing of EGP may result in adjustments in the cumulative amortization of DAC.
     - In order to maintain an acceptable target return, the Company needs to design and sell products having interest crediting rates with adequate spreads to investment returns. If investments with appropriate maturity and risk adjusted returns to support pricing targets are not available, product sales will be restricted. For this reason, fixed annuity sales volume will vary in the future as dictated by market conditions.

- The Company is undertaking various expense-saving initiatives to increase profitability. These initiatives will include creating greater efficiencies, a simplification of operations and focusing on distribution among the current channels. The efficacy of these expense-saving initiatives is difficult to predict due to external factors and technology costs.
- In order to compete with major insurance company competitors, as well as non-traditional competitors such as banks, financial service firms and securities firms, the Company will have to provide products that are considered competitive by its distribution channels and customers. Additionally, to meet its return targets, the Company must distribute its products within its pricing parameters. The Company plans to focus its efforts by deepening relationships with its more productive and more profitable distribution partners.

RETAIL INVESTMENT RESULTS

     PRE-TAX NET INVESTMENT INCOME increased 8.2% for the Retail segment in 2002 compared to 2001 after increasing 9.6% in 2001 compared to 2000. The increase in both 2002 and 2001 was due to higher portfolio balances, partially offset by lower portfolio yields. Lower portfolio yields were due to funds from operations and reinvestments being made at current market rates. Retail investment balances, excluding assets invested in Separate Accounts and net unrealized capital gains on fixed income securities, increased 17.8% as of December 31, 2002 from December 31, 2001, compared to an 11.5% increase from December 31, 2000 to December 31, 2001. The increase in both years was principally due to the receipt of Premiums and deposits less contract benefits and withdrawals during the periods. The average pre-tax investment yield in 2002 was 6.9% compared to 7.7% in 2001.

     AFTER-TAX REALIZED CAPITAL LOSSES were $140 million in 2002 compared to $103 million in 2001 and $36 million in 2000. After-tax realized capital gains and losses are presented net of the effects of DAC amortization and additional future policy benefits, to the extent that such effects resulted from the recognition of realized capital gains and losses.

     The following table describes the factors driving the after-tax realized capital gains and losses results.

(IN MILLIONS)                                              2002      2001      2000
                                                          ------    ------    ------
Investment write-downs                                    $  (99)   $  (57)   $  (33)
Sales                                                        (37)       (5)       20
Valuation of derivative instruments                           (3)      (29)       --
                                                          ------    ------    ------
Subtotal                                                    (139)      (91)      (13)
Reclassification of amortization of DAC                       (1)      (12)      (23)
                                                          ------    ------    ------
Realized capital gains and losses, after-tax              $ (140)   $ (103)   $  (36)
                                                          ======    ======    ======

     For further discussion of realized capital gains and losses, see the Investments discussion of the MD&A.

RETAIL INVESTMENT OUTLOOK

- As the Company continues to receive Premiums and deposits, investment of these increased cash flows in available high quality securities with acceptable yields will be a focus.
- The Company expects to experience lower investment yields as positive cash flows from operations and investment activities are invested at market yields that are less than the average portfolio rate, and as the lower rate environment impacts securities with variable yields.
- The Company expects to incur realized capital losses while the corporate credit environment remains under pressure.

STRUCTURED FINANCIAL PRODUCTS SEGMENT

2002 HIGHLIGHTS

- Net income decreased $58 million to a net loss in 2002 as a result of increased realized capital losses, higher operating costs and expenses and lower mortality margin, partly offset by an increase in the investment margin.
- Premiums and deposits decreased 19.8% in the Structured Financial Products segment due to unfavorable market conditions for sales of funding agreements ("FAs").

OVERVIEW The Company markets a diversified portfolio of structured financial products to meet primarily institutional customers' financial needs.
     Structured Financial Products offers a variety of primarily spread-based products to institutional investors, special purpose entities ("SPEs") and others. Spread-based products are designed to generate income based on the difference ("spread") between investment returns on the supporting assets and the returns credited to customers. These products include guaranteed investment contracts ("GICs") sold to tax-qualified retirement plan sponsors or investment managers who represent plan sponsors, and FAs sold to SPEs that issue medium-term notes to institutional investors.

     Summarized financial data and key operating measures for the Structured Financial Products segment as of and for the years ended December 31, are presented in the following table.

(IN MILLIONS)                                                      2002        2001        2000
                                                                 --------    --------    --------
Premiums                                                         $    415    $    333    $    401
Contract charges                                                       25          24          17
Net investment income                                               1,139       1,134       1,033
                                                                 --------    --------    --------
                                                                    1,579       1,491       1,451
                                                                 --------    --------    --------
Contract benefits                                                     895         779         833
Interest credited to contractholder funds                             441         505         444
Amortization of DAC                                                     4           5           4
Operating costs and expenses                                           58          45          44
Income tax expense on operations                                       60          54          43
                                                                 --------    --------    --------
Operating income                                                      121         103          83
Realized capital gains and losses, after-tax(1)                      (138)        (47)         (4)
Cumulative effect of change in accounting principle, after-tax          -         (15)          -
                                                                 --------    --------    --------
Net (loss) income                                                $    (17)   $     41    $     79
                                                                 ========    ========    ========

Premiums and deposits                                            $  2,663    $  3,320    $  3,075
                                                                 ========    ========    ========

Investments                                                      $ 20,921    $ 17,899    $ 15,289
Separate Accounts assets                                              325         376         918
                                                                 --------    --------    --------
Investments, including Separate Accounts assets                  $ 21,246    $ 18,275    $ 16,207
                                                                 ========    ========    ========

(1)  Reconciliation of Realized capital gains and losses

(IN MILLIONS)                                                      2002        2001        2000
                                                                 --------    --------    --------
Realized capital gains and losses                                $   (213)   $    (73)   $     (6)
Income tax benefit                                                     75          26           2
                                                                 --------    --------    --------
Realized capital gains and losses, after-tax                     $   (138)   $    (47)   $     (4)
                                                                 ========    ========    ========

     PREMIUMS AND CONTRACT CHARGES, included in financial results, represent GAAP premiums generated from structured settlement and immediate annuities with life contingencies which have significant mortality or morbidity risk. Contract charges are generated from interest-sensitive life products, structured settlement and immediate annuities, and synthetic GICs for which deposits are classified as contractholder funds or Separate Accounts liabilities. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.

     In 2002, premiums from structured settlement and immediate annuities with life contingencies totaled $415 million, an increase of 24.6% from $333 million in 2001. Premiums from structured settlement and immediate annuities with life contingencies decreased 17.0% for 2001 compared to $401 million in 2000. Under GAAP accounting requirements, only structured settlement and immediate annuities with life contingencies are recognized in premiums. Those annuities without life contingencies, called period certain, are recorded directly as contractholder funds and generate investment margins and contract charges. Market conditions and consumer preferences drive the mix of structured settlement and immediate annuities sold with or without life contingencies, which cause fluctuations in the overall level of premiums, resulting in volatility in reported revenues. Contract charges increased 4.2% to $25 million in 2002 from $24 million in 2001. Contract charges in 2001 increased 41.2% compared to $17 million in 2000 resulting primarily from increased contract charges related to structured settlement annuities without life contingencies.

     PREMIUMS AND DEPOSITS for the Structured Financial Products segment are summarized by product line in the following table.

(IN MILLIONS)                                                      2002       2001       2000
                                                                 --------   --------   --------
INTEREST-SENSITIVE LIFE                                          $      3   $      7   $     70
INVESTMENT PRODUCTS
  Structured settlement and immediate annuities                       787        628        594
  FAs                                                               1,809      2,527      1,863
  GICs                                                                 64        158        548
                                                                 --------   --------   --------
  Total investment products                                         2,660      3,313      3,005
                                                                 --------   --------   --------
TOTAL PREMIUMS AND DEPOSITS                                      $  2,663   $  3,320   $  3,075
                                                                 ========   ========   ========

     Total Premiums and deposits in 2002 decreased 19.8% compared to 2001 due to declining sales of funding agreements and GICs partly offset by an increase in sales of structured settlement and immediate annuities. Period to period fluctuations in sales of FAs and GICs will occur as the sales of these products are primarily made based on management's assessment of market opportunities. The 28.4% decline in FAs compared to 2001 is primarily a result of lower sales in the latter part of 2002. Management determined that economic conditions during that period were adverse to earning targeted spreads on this product.

     Total Premiums and deposits increased 8.0% to $3.32 billion in 2001 from $3.08 billion in 2000. In 2001, Structured Financial Products Premiums and deposits increased due to the sale of FAs, including $2.00 billion sold to SPEs issuing medium-term notes. This increase and the increased sales of structured settlement and immediate annuities more than offset the decrease in sales of GICs, interest-sensitive life contracts and other products.

     OPERATING INCOME for the Structured Financial Products segment is presented in the following table.

(IN MILLIONS)                                                      2002        2001        2000
                                                                 --------    --------    --------
Investment margin                                                $    212    $    166    $    129
Mortality margin                                                      (14)         (2)          5
Maintenance charges                                                    45          42          40
Surrender charges                                                       -           1           -
Amortization of DAC                                                    (4)         (5)         (4)
Operating costs and expenses                                          (58)        (45)        (44)
Income tax expense on operations                                      (60)        (54)        (43)
                                                                 --------    --------    --------
OPERATING INCOME                                                 $    121    $    103    $     83
                                                                 ========    ========    ========

     Operating income for the Structured Financial Products segment increased 17.5% in 2002 compared to 2001 due to growth in the investment margin partially offset by a decline in the mortality margin and increased operating costs and expenses. In 2001, Operating income increased 24.1% over 2000 as a result of increased investment margin partly offset by higher income tax expense on operations and a decline in the mortality margin.

     INVESTMENT MARGIN, which represents the excess of investment income over interest credited to policyholders and contractholders, increased 27.7% for this segment during 2002 compared to 2001. The increase was due to growth in portfolio balances of 12.9% related to sales in the prior twelve-month period and improved spreads from short-term asset/liability management actions.

     Investment margin increased 28.7% during 2001 compared to 2000. The increased investment margin is a result of growth in invested assets of 19.2% when compared to 2000. The growth in portfolio balances reflects the net growth of inforce business during the year from new sales less contract maturities and withdrawals.

     The Company's asset/liability strategy includes swap transactions for certain products that can have the effect of reducing portions of Net investment income as well as interest credited to Contractholder funds while preserving the spread on those products. The following table summarizes the weighted average investment yield and the weighted average interest crediting rates during 2002, 2001 and 2000.

                                                                WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                                                INVESTMENT YIELD           INTEREST CREDITING RATE
                                                            --------------------------    -------------------------

                                                            2002       2001       2000    2002       2001      2000
                                                            ----       ----       ----    ----       ----      ----
Structured Financial Products - fixed rate contracts         8.1%       8.2%       8.2%    7.1%       7.3%      7.3%
Structured Financial Products - floating rate contracts      3.1        5.3        7.4     2.2        4.4       6.4

     The following table summarizes contractholder funds and reserve for life-contingent contract benefits associated with the weighted average investment yield and weighted average interest crediting rates at December 31.

    (IN MILLIONS)                                                      2002        2001        2000
                                                                     --------    --------    --------
    Structured Financial Products - fixed rate contracts             $ 11,270    $ 10,518    $ 10,216
    Structured Financial Products - floating rate contracts             6,210       5,238       3,110
                                                                     --------    --------    --------
                                                                       17,480      15,756      13,326
    Retail annuities and interest-sensitive life products              27,108      22,611      20,293
    FAS 115/133 market value adjustment                                 1,258         311         290
    Ceded reserves                                                       (290)       (299)       (112)
    Life-contingent contracts and other                                 3,049       2,554       1,879
                                                                     --------    --------    --------
    Total Contractholder funds and Reserve for life-contingent
     contract benefits                                               $ 48,605    $ 40,933    $ 35,676
                                                                     ========    ========    ========

     MORTALITY MARGIN, which represents premiums and cost of insurance charges less related policy benefits, declined $12 million to a negative margin of $14 million in 2002 compared to 2001, and decreased $7 million during 2001 as compared to 2000. The declines were due to a lower death rate than anticipated in the policyholder benefit liability assumptions for structured settlement and immediate annuities with life contingencies. For structured settlement and immediate annuities with life contingencies, a decrease in the death rate increases the number and cost of future contract benefit payments. Conversely, life insurance contracts are favorably affected by decreases in death rates because beneficiaries receive full death benefits but premiums are collected over a longer period of time than expected when the product was priced. The immediate annuities sold with a life contingency act as a hedge or offset to the risk of increased death rates. In determining premium rates, the Company uses underwriting and pricing guidelines with a long-term view of mortality rates. The effects of the mortality rate can cause benefit expense to fluctuate from period to period.

     DAC AMORTIZATION was comparable in 2002, 2001 and 2000. The DAC balance for the Structured Financial Products segment was $17 million and $21 million at December 31, 2002 and December 31, 2001, respectively.

     OPERATING COSTS AND EXPENSES increased 28.9% to $58 million in 2002 compared to 2001. These increased expenses in 2002 were driven by additional spending on product development and higher allocations of expenses billed pursuant to the inter-company expense sharing agreement with AIC. Operating costs and expenses in 2001 were comparable to 2000 results.

STRUCTURED FINANCIAL PRODUCTS OUTLOOK

- The Company's ability to manage its investment margin is dependent upon maintaining adequately profitable spreads between investment yields and interest crediting rates on inforce business. As interest rates change or remain at historically low levels, assets may be reinvested at lower yields that compress investment margin. The Company has the ability to impact the investment margin by changing the interest crediting rates on flexible rate contracts. However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on certain contracts and may not match the timing or magnitude of changes in asset yields. The level of investment defaults may also affect investment income. The Company will continually monitor its risk limits related to credit quality.
- In order to maintain an acceptable target return, the Company needs to design and sell products having interest crediting rates with adequate spreads to investment returns. If investments with appropriate maturity and risk adjusted returns to support pricing targets are not available, product sales will be restricted. This includes sales of funding agreements that are pursued when market conditions are conducive to meeting target returns. For this reason, funding agreement sales volume will vary in the future as dictated by market conditions.
- The financial strength ratings of the Company are an integral factor in the Company's ability to compete in the marketplace for sales of FAs. Accordingly, the Company manages the Structured Financial Product business mindful of rating agency considerations, which principally include factors such as asset quality, asset/liability management and overall investment and business portfolio mix.

 STRUCTURED FINANCIAL PRODUCTS INVESTMENT RESULTS

     PRE-TAX NET INVESTMENT INCOME for the Structured Financial Products segment for 2002 was comparable to 2001, after increasing 9.8% in 2001 compared to 2000. Increased Structured Financial Products portfolio balances were partly offset by lower portfolio yields in both periods. In 2002, lower portfolio yields were due to investments made in a low interest rate environment and increased payments on interest rate swaps as part of the Company's asset/liability management strategy. Structured Financial Products portfolio balances, excluding assets invested in Separate Accounts and net unrealized capital gains on fixed income securities, increased 12.9% from December 31, 2002 compared to December 31, 2001, compared to an increase of 19.2% from December 31, 2000 to December 31, 2001. The increase in both periods was due to Premiums and deposits from inforce business less maturities and withdrawals. The average pre-tax investment yield in 2002 was 6.6% compared to 7.1% in 2001.
     AFTER-TAX REALIZED CAPITAL LOSSES increased to $138 million in 2002 compared to $47 million in 2001 and $4 million in 2000.

     The following table describes the factors driving the after-tax realized capital gains and losses results.

(IN MILLIONS)                                              2002      2001      2000
                                                          ------    ------    ------
Investment write-downs                                      (100)      (41)       (7)
Sales                                                        (25)        3         3
Valuation of derivative instruments                          (13)       (9)        -
                                                          ------    ------    ------
Realized capital gains and losses, after-tax              $ (138)   $  (47)   $   (4)
                                                          ======    ======    ======

INVESTMENT OUTLOOK

- As the Company continues to receive Premiums and deposits, investment of these increased cash flows in available securities with acceptable risk-adjusted yields will be a focus.
- The Company expects to experience lower investment yields as positive cash flows from operations and investment activities are invested at market yields that are less than the average portfolio rate, and as the lower rate environment impacts securities with variable yields.
- The Company expects to incur realized capital losses while the corporate credit environment remains under pressure.

INVESTMENTS

     An important component of the Company's financial results is the return on invested assets. The Company's investment portfolios are segmented between the Retail and Structured Financial Products segments. The investment portfolios are managed based upon the nature of each respective business and its corresponding liability structure.
     The investment strategy for the Company is based upon a strategic asset allocation framework that takes into account the need to manage on a risk adjusted spread basis for the underwriting liability product portfolio and to maximize return on retained capital. Generally, a combination of recognized market modeling, analytical models and proprietary models is used to achieve a desired asset mix in the management of the portfolio. The strategic asset allocation model portfolio is the primary basis for setting annual asset allocation targets with respect to interest sensitive, illiquid and credit asset allocations as well as limitations with respect to overall below investment grade exposure and diversification requirements. On a tactical basis, decisions are made on an option adjusted relative value basis staying within the constraints of the strategic asset allocation framework. The Company believes it maximizes asset spread by selecting assets that perform on a long-term basis and by using trading to minimize the effect of downgrades and defaults. Total return measurement is used on a selective basis where the asset risks are significant (e.g., high yield fixed income securities, convertible bonds). The Company expects that employing this strategy will minimize interest rate market impacts on investment income. This strategy is also expected to provide sustainable investment-related income over time.

     The composition of the investment portfolio at December 31, 2002 is presented in the table below. Also see Notes 2 and 6 of the consolidated financial statements for investment accounting policies and additional information.

                                                           STRUCTURED FINANCIAL
                                        RETAIL                   PRODUCTS                  TOTAL
                                 ----------------------   ----------------------   ----------------------
                                              PERCENT                  PERCENT                  PERCENT
                                              TO TOTAL                 TO TOTAL                 TO TOTAL
                                             ----------               ----------               ----------
(IN MILLIONS)

Fixed income securities(1)       $   26,627        83.9%  $   18,178        86.9%  $   44,805        85.1%
Mortgage loans                        3,448        10.9        2,435        11.6        5,883        11.2
Equity securities                       148         0.5           35         0.2          183         0.3
Short-term                              681         2.1          158         0.8          839         1.6
Policy loans                            576         1.8          116         0.5          692         1.3
Other including derivatives             269         0.8           (1)        0.0          268         0.5
                                 ----------  ----------   ----------  ----------   ----------  ----------
Total                            $   31,749       100.0%  $   20,921       100.0%  $   52,670       100.0%
                                 ==========  ==========   ==========  ==========   ==========  ==========

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $25.24 billion and $16.48 billion for Retail and Structured Financial Products, respectively.

     Total investments increased to $52.67 billion at December 31, 2002 from $44.30 billion at December 31, 2001. This increase was due in part to amounts invested from positive cash flows from new sales and a 104.4% increase in net unrealized gains on fixed income securities from December 31, 2001 to $3.08 billion at December 31, 2002.

     Retail investments were $31.75 billion at December 31, 2002 compared to $26.40 billion at December 31, 2001. The increase in investments were primarily attributable to amounts invested from positive cash flows generated from operations and increased unrealized gains on fixed income securities.

     Structured Financial Products' investments were $20.92 billion at December 31, 2002 compared to $17.90 billion at December 31, 2001. The increase in investments was primarily attributable to amounts invested from positive cash flows generated from operations and increased unrealized gains on fixed income securities. Structured Financial Products' other investments reflect the decrease in the market price of certain fair value hedges due to the decline in short-term interest rates. As a component of the Company's overall interest rate risk management, this decline is most appropriately considered in conjunction with the $1.69 billion net unrealized gain in Structured Financial Products' fixed income securities portfolio.

     Total investment balances related to collateral primarily due to securities lending decreased to $1.24 billion at December 31, 2002 from $1.47 billion at December 31, 2001.

     The fair value of the Company's publicly traded marketable investment securities is based on independent market quotations. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models which utilize internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Some factors, such as the illiquidity premium that differentiates the private market from the public market, are difficult to observe and to characterize. As such, the valuation process involves key assumptions for such factors. Although these assumptions are reviewed on a periodic basis and the Company believes that the valuation model produces estimates that reasonably reflect the fair value of the overall portfolio, there can be specific factors that would cause the fair value of a particular holding to deviate from the calculated valuation.

     As of December 31, 2002, the key assumptions used to estimate the fair value of privately placed corporate obligations included the following:

     - Risk free interest rates are based on the current yield curve for U.S. Treasuries with 10 term points ranging from 1 year to 30 years.

     - Current public corporate spreads for 22 sectors in 16 quality categories are based on the Bloomberg fair market industrial yield curve and the median Lehman sector spreads over the Bloomberg industrial curve.
          - The 22 sectors include airlines, banking, basic industry, brokerage, capital goods, chemicals, communications, consumer cyclical - auto, consumer cyclical - services, consumer cyclical -others, consumer non-cyclical, electric, energy, finance companies, insurance, natural gas, other industrial, REITS, technology, telecommunications, transportation, and water. Since the water sector has no public market counterpart, sector spread for this sector is based on selected broker quotes and analyst estimates.
          -    The 16 quality categories range from AAA to B3.
     - An additional 25 basis points are added to public corporate spreads to compensate for illiquidity.
     - Watch-list securities are conservatively priced at the lower of analyst price or an adjusted model price for a rating that is one category lower, and are capped at 100.

     The following table shows the Company's investment portfolio, and the sources of its fair value, at December 31, 2002.

          (IN MILLIONS)                                                        FAIR       PERCENT
                                                                               VALUE      TO TOTAL
                                                                             --------     --------
          Value based on independent market quotations                       $ 35,719         67.8%
          Value based on models and other valuation methods                     9,674         18.4
          Mortgage  loans,  policy loans and certain  limited  partnership
          investments, all held at cost                                         7,277         13.8
                                                                             --------        -----
             Total                                                           $ 52,670        100.0%
                                                                             ========        =====

     The fair value of the Company's exchange traded derivative contracts is based on independent market quotations. The fair value of non-exchange traded derivative contracts is based on either independent third party pricing sources or widely accepted pricing valuation models which utilize independent third party data as inputs. Periodic changes in the fair values are reported as a component of either Net income, Other comprehensive income, assets or liabilities depending on the nature of the derivative and the program to which it relates.

     The following table shows the Company's derivative contracts, and the sources of their fair value, at December 31, 2002.

             (IN MILLIONS)                                                     FAIR
                                                                               VALUE
                                                                             --------
             Value based on independent market quotations                    $    137
             Value based on models and other valuation methods                     10
                                                                             --------
                Total                                                        $    147
                                                                             ========

     The following table presents the amortized cost, gross unrealized gains and losses and fair value for fixed income and equity securities.

                                                            GROSS UNREALIZED
                                           AMORTIZED   -------------------------       FAIR
       (IN MILLIONS)                         COST        GAINS         LOSSES         VALUE
                                          -----------  ----------   ------------   ------------
       AT DECEMBER 31, 2002
       U.S. government and agencies       $     2,323  $      740   $          -   $      3,063
       Municipal                                1,224          68             (3)         1,289
       Corporate                               24,618       1,859           (342)        26,135
       Foreign government                       1,090         269             (2)         1,357
       Mortgage-backed securities               9,912         474             (8)        10,378
       Asset-backed securities                  2,447          63            (37)         2,473
       Redeemable preferred stock                 109           2             (1)           110
                                          -----------  ----------   -----------    ------------
          Total fixed income securities        41,723       3,475           (393)        44,805
       Equity                                     191           4            (12)           183
                                          -----------  ----------   ------------   ------------
          Total                           $    41,914  $    3,479   $       (405)  $     44,988
                                          ===========  ==========   ============   ============

       AT DECEMBER 31, 2001
       U.S. government and agencies       $     1,845  $      384   $         (2)  $      2,227
       Municipal                                1,162          40              -          1,202
       Corporate                               21,354         959           (239)        22,074
       Foreign government                         938         113              -          1,051
       Mortgage-backed securities               7,927         259            (22)         8,164
       Asset-backed securities                  2,395          50            (35)         2,410
       Redeemable preferred stock                  97           2             (1)            98
                                          -----------  ----------   ------------   ------------
          Total fixed income securities        35,718       1,807           (299)        37,226
       Equity                                     196          10             (5)           201
                                          -----------  ----------   ------------   ------------
          Total                           $    35,914  $    1,817   $       (304)  $     37,427
                                          ===========  ==========   ============   ============

     The Unrealized net capital gains on fixed income and equity secu rities at December 31, 2002 were $3.07 billion, an increase of $1.56 billion or 103.2% since December 31, 2001. Included in net unrealized gains are unrealized losses of $405 million. Unrealized losses were primarily concentrated in the corporate fixed income portfolio. Corporate fixed income net unrealized gains totaled $1.52 billion, comprised of $1.86 billion of unrealized gains and $342 million of unrealized losses. The unrealized losses for the corporate fixed income portfolio were concentrated in the transportation, public utility, energy and communications sectors, all of which have been under considerable pressure in 2002. These sectors comprised $229 million or 67.0% of the unrealized losses and $715 million or 38.5% of unrealized gains in the corporate fixed income portfolio. The remaining unrealized gains and losses were spread across multiple sectors. The transportation, utility, energy and communication sectors have been vulnerable to overcapacity, difficulty in accessing capital markets and general economic weakness. The Company expects eventual recovery in these sectors and included every security in these sectors in its watch list process at December 31, 2002.

     FIXED INCOME SECURITIES The Company's fixed income securities include bonds, such as municipal bonds, corporate publicly and privately placed bonds, mortgage-backed and asset-backed securities, and redeemable preferred stocks. All fixed income securities are carried at fair value and are classified as available for sale. Periodic changes in fair values are reported as a component of Other comprehensive income net of deferred taxes, certain life and annuity DAC and certain reserves for life-contingent benefits, and are reclassified to Net income only when supported by the consummation of a transaction with an unrelated third party or when declines in fair values are deemed other than temporary.

     Fixed income securities issued by U.S. government and agencies of the U.S. government totaled $3.06 billion at December 31, 2002 compared to $2.23 billion at December 31, 2001. Approximately 99.3% of these securities are rated investment grade at December 31, 2002.

     Municipal bonds comprise 2.9% of the Company's fixed income securities portfolio at December 31, 2002. Investment grade municipal bonds represent 99.1% of the total $1.29 billion. The municipal bond portfolio at December 31, 2002 consisted of approximately 60 issues from nearly 50 issuers.

     Corporate obligations that are publicly issued totaled $13.78 at December 31, 2002 compared to $10.71 at December 31, 2001. At December 31, 2002, 89.7% of
these obligations were rated as investment grade. As of December 31, 2002, the fixed income securities portfolio contained $12.36 billion of privately placed corporate obligations or 47.3% of the total corporate obligations in the portfolio, compared with $11.36 billion at December 31, 2001. The benefits of privately placed securities as compared to public securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. A relative disadvantage of privately placed securities when compared to public securities is reduced liquidity. At December 31, 2002, 84.1% of the privately placed securities were rated as investment grade.

     Foreign government securities totaled $1.36 billion and $1.05 billion at December 31, 2002 and 2001, respectively. Approximately 94.2% of these securities are rated investment grade at December 31, 2002.

     At December 31, 2002 and 2001, $10.38 billion and $8.16 billion, respectively, of the fixed income securities portfolio was invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or sponsored entities. Therefore, the MBS portfolio has relatively low credit risk.

     The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2002, approximately 53.2% of the MBS portfolio was invested in planned amortization class bonds or the equivalent.

     The fixed income securities portfolio contained $2.47 billion and $2.41 billion of asset-backed securities ("ABS") at December 31, 2002 and 2001, respectively. The ABS portfolio is subject to credit and interest rate risk. Credit risk is mitigated by monitoring the performance of the collateral. Approximately 83.5% of the ABS portfolio is rated in the highest rating category by one or more credit rating agencies. The ABS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying assets. Approximately 30.8% of the Company's ABS portfolio is invested in securitized credit card receivables. The remainder of the portfolio is backed by securitized home equity, manufactured housing and auto loans.

     At December 31, 2002, 91.8% of the Company's consolidated fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     The following table summarizes the credit quality of the fixed income securities portfolio.

(IN MILLIONS)
NAIC RATING      MOODY'S EQUIVALENT       FAIR VALUE     PERCENT TO TOTAL
-----------   -------------------------  ------------   ------------------
     1        Aaa/Aa/A                      $  27,954          62.4%
     2        Baa                              13,191          29.4
     3        Ba                                2,264           5.1
     4        B                                   962           2.1
     5        Caa or lower                        253           0.6
     6        In or near default                  181           0.4
                                            ---------        ------
              Total                         $  44,805         100.0%
                                            =========        ======

     The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2002.

(IN MILLIONS)
NAIC EQUIVALENT      MOODY'S EQUIVALENT     UNREALIZED   PERCENT    FAIR     PERCENT
    RATING                 RATING              LOSS     TO TOTAL    VALUE   TO TOTAL
---------------   -----------------------   ----------  --------  --------  --------
      1           Aaa/Aa/A                     $   (57)     14.5% $  1,948      38.5%
      2           Baa                             (107)     27.2     1,804      35.6
      3           Ba                              (126)     32.1       772      15.2
      4           B                                (64)     16.3       380       7.5
      5           Caa or lower                     (23)      5.9        96       1.9
      6           In or near default               (16)      4.0        66       1.3
                                               -------     -----  --------     -----
                  Total                        $  (393)    100.0% $  5,066     100.0%
                                               =======     =====  ========     =====

     The table above includes redeemable preferred securities with a fair value of $40 million and an unrealized loss of $1 million. It also includes 56 securities that have not yet received an NAIC rating, for which the Company has assigned a rating based on an analysis similar to that used by the NAIC. As of December 31, 2002, the fair value of unrated securities was $490 million including an unrealized loss of $14 million. Due to lags between the funding of an investment, processing of final legal documents, filing with the Securities Valuation Office of the NAIC ("SVO"), and rating by the SVO, the Company will always have a small number of non-rated securities.

     At December 31, 2002, $164 million, or 41.7%, of the gross unrealized losses are related to fixed income securities that are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector related credit spreads since the securities were acquired.

     As of December 31, 2002, $229 million of the gross unrealized losses are related to below investment grade fixed income securities. Of this amount, 18% have been in a significant unrealized loss position (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2002. Through a monitoring process, the Company assessed those securities that met certain screening criteria and other securities for which it has concerns to determine if any were other than temporarily impaired. After reviewing each of those securities with the information available as of December 31, 2002, the Company concluded that the securities are not other than temporarily impaired. Included among the securities that are rated below investment grade are both public and privately placed high-yield bonds and securities that were purchased at investment grade but have since been downgraded. The Company mitigates the credit risk of investing in below investment grade fixed income securities by limiting the percentage of its portfolio invested in such securities and through diversification of the portfolio.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2002 is shown below. Actual maturities may differ from those scheduled as a result of repayments by the issuers.

(IN MILLIONS)                               UNREALIZED   PERCENT    FAIR     PERCENT
                                              LOSS      TO TOTAL    VALUE   TO TOTAL
                                            ----------  --------  --------  --------
Due in one year or less                        $    (1)      0.3% $     57       1.1%
Due after one year through five years              (92)     23.4       971      19.2
Due after five years through ten years            (157)     39.9     1,792      35.4
Due after ten years                                (98)     24.9       958      18.9
                                               --------    -----  --------     -----
                                                  (348)     88.5     3,778      74.6
Mortgage- and asset- backed securities(1)          (45)     11.5     1,288      25.4
                                               --------    -----  --------     -----

Total fixed securities                         $  (393)    100.0% $  5,066     100.0%
                                               =======     ====== ========     ======

(1) Because of the potential for prepayment, mortgage- and asset-backed securities have not been reflected based on their contractual maturities.

     EQUITY SECURITIES The Company's equity securities portfolio was $183 million at December 31, 2002 compared to $201 million in 2001. The decrease is attributable to general market declines and disposition of selected securities during the year. Losses are recognized for declines in the value of equity securities that are deemed other than temporary, and included in realized capital gains and losses.

     The equity securities portfolio includes partnership investments where the Company has virtually no influence over the operating and financial policies of the partnership. These investments are accounted for using the cost method. Partnership investments where the Company has more than a minor amount of influence over the operating and financial policies of the partnership and an ownership interest less than or equal to 50% are accounted for using the equity method of accounting. The Company has not provided any guarantees to any partners or any other parties related to these investments. The majority of the Company's partnerships invest in either real estate or private equities.

     Common and non-redeemable preferred stocks and real estate investment trust equity investments are classified as available for sale and are carried at fair value if independent market quotations are available. If independent market quotations are not available, these securities are carried at cost. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of Accumulated other comprehensive income.

     FIXED INCOME AND EQUITY PORTFOLIO MONITORING The Company writes down to fair value any security, fixed income or equity, that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are:

     - The Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;
     -    The recoverability of principal and interest;
     - The duration and extent to which the fair value has been less than cost for equity securities or amortized cost for fixed income securities;
     - The financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and
     - The specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

     There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include the risks that:

     - The economic outlook is worse than anticipated and has a greater adverse impact on a particular issuer than anticipated;
     - The Company's assessment of a particular issuer's ability to meet all of its contractual obligations changes based on changes in the facts and circumstances related to that issuer; and
     - New information is obtained or facts and circumstances change that cause a change in the Company's ability or intent to hold a security to maturity or until it recovers in value.

     These risks and uncertainties could result in a charge to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to Net income, would not have a significant impact on Shareholder's equity since the majority of the portfolio is held at fair value and as a result, the related unrealized gain (loss), net of tax, would already be reflected as Accumulated other comprehensive income in Shareholder's equity.

     The Company has an extensive monitoring process to identify fixed income and equity securities whose carrying value may be other than temporarily impaired. This process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to cost for equity securities or amortized cost for fixed income securities is below established thresholds and time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. Securities with an unrealized loss of greater than 20% of their cost for equity securities or amortized cost for fixed income securities for a period of six months or more, are identified through this process. The securities identified, in addition to other securities for which the Company may have concern, are evaluated based on facts and circumstances for inclusion on a watch list. Securities on the watch list are reviewed in detail to determine whether any other than temporary impairment exists.

     The unrealized loss balance for fixed income and equity securities can be further segmented into the following four categories of securities:

     (i) Securities with an unrealized loss less than 20% of cost for equity securities or amortized cost for fixed income securities ($209 million of unrealized loss);
     (ii) Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of less than six consecutive months prior to December 31, 2002 ($145 million of unrealized loss);
     (iii) Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of six or more consecutive months, but less than 12 consecutive months prior to December 31, 2002 ($46 million of unrealized loss); and
     (iv) Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for twelve or more consecutive months prior to December 31, 2002 ($5 million of unrealized loss).

     The first two categories have generally been adversely impacted by the downturn in the financial markets, overall economic conditions, and the market's evaluation of certain sectors. While all of the securities in the first two categories are monitored for impairment, the degree to which and length of time that the securities have been in an unrealized loss position suggest that these securities do not pose a high risk of other than temporary impairment. In general, the Company expects that the fair values of these securities will recover over time.

     For the third category above, securities with an unrealized loss greater than or equal to 20% of their cost for equity securities or amortized cost for fixed income securities for a period of six or more consecutive months, but less than 12 consecutive months prior to December 31, 2002 ($46 million of unrealized loss), there are 7 equity securities with a fair value of $17 million ($9 million unrealized loss, with the largest being $3 million) and 12 fixed income securities with a fair value of $80 million ($37 million of unrealized loss, with the largest being $6 million).

     For the fourth category above, securities with an unrealized loss greater than or equal to 20% of their cost for equity securities or amortized cost for fixed income securities for a period of twelve or more consecutive months prior to December 31, 2002 ($5 million of unrealized loss). The balance was attributable to 5 fixed income securities with a fair value of $12 million. The largest unrealized loss on a single security totaled $4 million. Unrealized losses related to securities in categories three and four represent 2% of the total net unrealized gain position. Additionally, any fixed income security with an unrealized loss of 20% or more for at least 36 months or any equity security with an unrealized loss of 20% or more for at least 24 months is evaluated and requires additional approval to support not recording a write-down.

     The following table contains the individual securities as of December 31, 2002, with the ten largest unrealized losses.

(IN MILLIONS)
                                                                FAIR      NAIC
DESCRIPTION                                 UNREALIZED LOSS     VALUE    RATING
-----------------------------------------   ---------------  ----------  ------
Electricity Generator                          $   (11)      $       20    4
Aggregates Supplier                                 (8)              22    3
Major U.S. Airline                                  (7)              25    3
Regional Bell/Telecom                               (7)               9    4
Major U.S. Airline                                  (6)              18    2
Electricity Generator                               (6)               9    3
Energy Company                                      (6)              13    5
Regional Bell/Telecom                               (6)               8    5
Electricity Generator                               (5)              12    3
Electricity Generator                               (5)              14    6
                                               -------       ----------
     Total                                     $   (67)      $      150
                                               =======       ==========

     As of December 31, 2002, the Energy Company and Electricity Generator with an NAIC rating of 6 had unrealized losses totaling $11 million, and had been in a significant unrealized loss position, greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities, for six or more consecutive months, but less than 12 consecutive months prior to December 31, 2002. The Major U.S. Airline security, with an unrealized loss of $6 million, was rated investment grade at December 31, 2002. The remaining securities, with unrealized losses totaling $50 million, were rated below investment grade and either had an unrealized loss less than or equal to 20% of cost for equity securities or amortized cost for fixed income securities or had an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of less than six consecutive months prior to December 31, 2002.

     The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities are securities in default with respect to principal and/or interest and/or securities issued by companies that have gone into bankruptcy subsequent to the Company's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious concerns regarding the borrower's ability to pay future principal and interest, which causes management to believe these securities may be classified as problem or restructured in the future.

     The following table summarizes problem, restructured and potential problem fixed income securities at December 31.

                                              DECEMBER 31, 2002                   DECEMBER 31, 2001
                                     --------------------------------  --------------------------------
                                                           PERCENT OF                        PERCENT OF
                                                          TOTAL FIXED                       TOTAL FIXED
                                     AMORTIZED    FAIR      INCOME     AMORTIZED    FAIR      INCOME
(IN MILLIONS)                           COST      VALUE    PORTFOLIO      COST      VALUE    PORTFOLIO
                                     ---------  --------  -----------  ---------  --------  -----------
Problem                              $     232  $    218          0.5% $     141  $    129          0.3%
Restructured                                10        10           --         12        12           --
Potential problem                          486       423          0.9        145       140          0.4
                                     ---------  --------  -----------  ---------  --------  -----------
Total net carrying value             $     728  $    651          1.4% $     298  $    281          0.7%
                                     =========  ========  ===========  =========  ========  ===========

Cumulative write-downs recognized    $     368                         $     164
                                     =========                         =========

     The Company has experienced an increase in its balance of fixed income securities categorized as problem, restructured or potential problem as of December 31, 2002 compared to December 31, 2001. The increases in problem and potential problem assets primarily resulted from poor operating fundamentals as well as liquidity constraints in the utilities, energy and airlines sectors of the market in 2002. The Company expects eventual recovery in these sectors but evaluated each fixed income security in these sectors through its watch list process at December 31, 2002 and recorded write-downs when appropriate. Approximately $77 million of Unrealized losses at December 31, 2002 are related to securities that the Company has included in the problem, restructured or potential problem categories. These securities represent 1.4% of the fixed income portfolio. The Company concluded, through its watch list monitoring process that these unrealized losses were temporary in nature. While it is possible for these balances to increase in the future if economic conditions continue to be unfavorable, the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio.

     The following table describes the components of pre-tax realized capital gains and losses for fixed income and equity securities.

                                                             TWELVE MONTHS ENDED
                                                                 DECEMBER 31,
                                                        ---------------------------
(IN MILLIONS)                                             2002      2001      2000
                                                        -------   -------   -------
Investment write-downs                                  $  (309)  $  (149)  $   (60)
Sales
   Fixed income and equity securities                      (108)        2        28
   Futures contracts                                          2        (3)        3
   Other                                                      1        --        --
                                                        -------   -------   -------
   Total sales                                             (105)       (1)       31

Valuation of derivative instruments                         (74)      (75)       (1)
Realized capital gains and losses on other securities        61        12         4
                                                        -------   -------   -------
TOTAL PRE-TAX REALIZED CAPITAL GAINS AND LOSSES         $  (427)  $  (213)  $   (26)
                                                        =======   =======   =======

     Fixed income and equity write-downs of $309 million during 2002 represent 0.6% of the average total investments during the year.

     The Company recorded for the year ended December 31, 2002, $108 million in net losses from sales of fixed income and equity securities, which is comprised of gross gains of $229 million and gross losses of $337 million. Gross losses from sales of fixed income and equity securities of $337 million which, combined with investment write-downs of $309 million, represents a total gross realized loss of $646 million on fixed income and equity securities for the year ended December 31, 2002. Of the $337 million in gross losses from sales of fixed income and equity securities, $328 million resulted from sales of fixed income securities and $9 million resulted from sales of equity securities.

     The $328 million in losses from sales of fixed income securities are primarily related to a decision in 2002 to reduce exposure to certain holdings due to severely constrained liquidity conditions in the market and routine reductions of exposure to deteriorating credits.

     The ten largest losses from sales of individual securities for the twelve-month period ended December 31, 2002 totaled $69 million with the largest being $18 million and the smallest being $4 million. A total of $2.5 million of those losses related to a security in a significant unrealized loss position (greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities) for a period of six or more consecutive months but less than twelve consecutive months prior to sale. The Company changed its intention to continue holding the security upon further evaluation.

     The following list details the 10 largest realized losses from sales and other than temporary declines or write-downs, consolidated by issuer and all of its affiliates (therefore, multiple issuers and securities may be consolidated based upon affiliate and subsidiary relationships), the related circumstances giving rise to the loss and a discussion of how those circumstances may have impacted other material investments held.

(IN MILLIONS)                                                      FAIR                                           NET
                                                                  VALUE        LOSS               DECEMBER     UNREALIZED
                                                                  AT SALE       ON     WRITE-     31, 2002        GAIN
                 DESCRIPTION/DISCUSSION                        ("PROCEEDS")    SALE    DOWNS     HOLDINGS(2)     (LOSS)
                 ----------------------                        ------------   ------   ------    -----------   ----------
Major international energy and utility company.  The           $         43   $   (4)  $   43   $         42   $       --
write-down was taken when the parent company withdrew
financial support from one of its European subsidiaries,
resulting in the subsidiary filing for Administration in
the United Kingdom.  The credit profile of the company
and other subsidiaries has since stabilized due to
several initiatives taken by management to improve
liquidity.(1)

Global energy and utility company, which missed                          25        2       24             85           (7)
coupon payments due to severely constrained liquidity.
The sales were part of a program to reduce large
positions in view of declining market liquidity
Investments in affiliated companies are backed by
sufficient collateral or are insured.(1)

Oil field service company concentrating in seismic and                   15        5       18             17            1
production services sectors.  Weak market conditions and
unsustainable leverage resulted in the write-down.  The
Company expects to continue to hold these securities
The circumstances of this impairment are not expected to
have a material impact on other investments.

Holding company of a large foreign telecommunications                    32       22       --             21           (3)
company that lost its investment grade rating primarily
as a result of acquisition-related leverage.  The sales
were the result of a program to reduce large positions
in view of declining market liquidity.  The issuer has
demonstrated that it has access to the equity market and
other sources of liquidity.  The Company intends to hold
the remaining position until it recovers or matures.

Large utility company with deteriorating operating                       23        2       18             18           --
fundamentals as well as regulatory and litigation
issues.  An initial write-down was taken when the
company's sponsor withdrew financial support with a
lesser write-down taken in the fourth quarter to reflect
anticipated structural subordination from a new bank
facility.  The company continues to work on its
restructuring plan and the bonds have recovered in

(IN MILLIONS)
                                                                   FAIR                                           NET
                                                                  VALUE        LOSS               DECEMBER     UNREALIZED
                                                                  AT SALE       ON     WRITE-     31, 2002        GAIN
                 DESCRIPTION/DISCUSSION                        ("PROCEEDS")    SALE    DOWNS     HOLDINGS (2)    (LOSS)
                 ----------------------                        ------------   ------   ------   -------------  ----------
value since recognition of the impairment.(1)

International biopharmaceutical company and its                          54       13        7             --           --
affiliates.  These securities were downgraded during the
year to below investment grade, due to excess leverage
and liquidity concerns.  The Company recognized a
write-down and sold its entire position at a loss
Accordingly, the Company did not have any remaining exposure to this issuer at year-end. The circumstances of this
impairment are not expected to have a material impact on
other investments.

Senior unsecured securities issued by a seismic data and                  4        1       18             18           --
related geophysical services company that has been
experiencing negative financial results and liquidity
pressures.  The circumstances of this impairment are not
expected to have a material impact on the other
investments.

Large utility company whose power generation subsidiary                  19        5       14             46           (4)
suffers from a leveraged balance sheet, weak wholesale
markets and significant near-term debt maturities
These factors coupled with lower projected cash flows
diminished the likelihood of recovery, resulting in a
write-down. The Company expects full recovery of the
remaining position. The Company holds securities in an
affiliate that are not considered to be other than
temporarily impaired due to adequate asset coverage.(1)

Large telecommunications company that subsequently filed for             65       14       --             --           --
bankruptcy.  This issuer had specific problems related
to alleged fraud.

Securities issued by a major U.S. airline that filed for                 --       --       12              7           --
bankruptcy.  The loss relates to write-downs of secured
holdings. The Company has no other securities of this
issuer and currently expects to hold  existing positions
until they recover in value or mature.  The U.S. airline
industry is under stress.  The Company monitors  its
investments in airline issuers very  closely,
particularly with regard to collateral values.
                                                               ------------   ------   ------    -----------   ----------

Total                                                          $        280   $   60   $  154    $       254   $      (13)
                                                               ============   ======   ======    ===========   ==========


     (1) Some sectors of the utility industry continue to be under severe fundamental pressure. The Company is monitoring developments closely and each security in the industry is evaluated for impairment in the watch list process.
     (2) Holdings could include fixed income securities at amortized cost or equity securities at cost.

     MORTGAGE LOANS The Company's $5.88 billion investment in mortgage loans at December 31, 2002 and $5.45 billion at December 31, 2001, is comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage the Company's mortgage loan risk.

     The Company closely monitors its commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon discounted property cash flow projections. The Company had no realized capital gains or losses related to prepayments and write-downs on mortgage loans at December
31, 2002. The Company had realized capital losses related to prepayments and write-downs on mortgage loans of $1 million at December 31, 2001 and realized capital gains of $4 million at December 31, 2000.

     SHORT-TERM INVESTMENTS The Company's short-term investment portfolio was $839 million and $672 million at December 31, 2002 and 2001, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

     The Company also participates in securities lending, primarily as an investment yield enhancement, with third parties such as brokerage firms. The Company obtains collateral in an amount equal to 102% of the fair value of domestic securities and monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. At December 31, 2002, fixed income securities with a carrying value of $1.04 billion had been loaned under these agreements. This compares to $964 million at December 31, 2001. In return for these securities, the Company receives cash that is subsequently invested, a portion of which is included in Short-term investments and an offsetting liability is recorded in Other liabilities.

SEPARATE ACCOUNTS

     Separate Accounts assets and liabilities decreased 18.1% to $11.13 billion at December 31, 2002 from $13.59 billion at December 31, 2001. The decrease was primarily attributable to declines in the fair value of the Separate Accounts' investment portfolios due to poor equity market performance, surrenders, withdrawals and contract charges, partially offset by sales of variable annuity contracts and transfers from the fixed account contract option to variable Separate Accounts funds. During 2002, sales of variable annuities continued to be adversely impacted by market volatility.

     The assets and liabilities related to variable annuities, variable life contracts and certain GICs are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts investments accrue directly to the contractholders and therefore are not included in the Company's Consolidated Statements of Operations and Comprehensive Income. Revenues to the Company from the Seperate Accounts consist of contract maintenance and administration fees and mortality, early surrender and expense charges.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated investment objectives.

REINSURANCE RECOVERABLES

     The Company's Reinsurance Recoverables increased 11.7%, to $1.06 billion at December 31, 2002 from $950 million at December 31, 2001. The increase in 2002 is due to the 2001 acquisition of an inactive licensed insurance company that continues to cede inforce business externally, normal growth in the business reinsured and a redesign of a formerly direct business relationship to reinsurance. The Company purchases reinsurance to limit aggregate and single losses on large risks while continuing to have primary liability as a direct insurer for risks reinsured. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of loss reserves. Failure of reinsurers to honor their contractual obligations could result in additional net losses.

     The Company purchases reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. The Company reinsures certain of its risks to reinsurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Yearly renewable term and coinsurance agreements result in the passing of a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less commissions, and is liable for a corresponding proportionate amount of all benefit payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liability for contract benefits are not transferred to the assuming company, and settlements are made on a net basis between the companies.

     The Company cedes 90%, 80% or 60% of the mortality risk on certain life policies, depending upon the issue year and product, to a pool of eleven reinsurers. The Company also cedes 100% of the mortality and other risks related to product features of a portion of variable contracts. Since 1998, the Company has also ceded mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to 1998, the Company ceded mortality risk in excess of $1 million or less per life for individual coverage.

     As of December 31, 2002 $156.51 billion or 41.7% of life insurance inforce was ceded to third parties.

     The Company continuously monitors the credit worthiness of reinsurers. As of December 31, 2002, 100% of ceded premiums under uncollateralized non-affiliate reinsurance treaties were ceded to companies that had a financial strength rating above investment grade level, as measured by at least one of the major rating agencies. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

MARKET RISK

     Market risk is the risk that the Company will incur losses due to adverse changes in equity, interest, commodity, or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates and equity prices, although the Company also has a limited exposure to changes in foreign currency exchange rates.

     The active management of market risk is integral to the Company's results of operations. The Company may use the following approaches to manage its exposure to market risk within defined tolerance ranges: 1) rebalance its existing asset or liability portfolios, 2) change the character of investments purchased in the future or 3) use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. For a more detailed discussion of these derivative financial instruments, see Note 7 to the consolidated financial statements.

OVERSIGHT The Company generates substantial investable funds from its primary business operations. In formulating and implementing policies for investing funds, the Company seeks to earn returns that enhance its ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth for the Company. Accordingly, the Company's investment decisions and objectives are a function of the underlying risks and product profiles.

     The Company administers and oversees the investment risk management processes primarily through the Boards of Directors and Investment Committees and the Credit and Risk Management Committee ("CRMC"). The Boards of Directors and Investment Committees provide executive oversight of investment activities. The CRMC is a senior investment management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of investment risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

     The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, the Company follows investment policies that have been approved by the Board of Directors and that delineate the investment limits and strategies that are appropriate given the respective liquidity, surplus, product, and regulatory requirements.

     The Company manages its exposure to market risk through the use of asset allocation limits, duration limits and value-at-risk limits, through the use of simulation and, as appropriate, through the use of stress tests. Asset allocation limits place restrictions on the aggregate fair value that may be invested within an asset class. The Company has duration limits on its investment portfolios and, as appropriate, on individual components of these portfolios. These duration limits place restrictions on the amount of interest rate risk that may be taken. Relative value-at-risk limits restrict the potential loss in fair value that could arise from adverse movements in the fixed income, equity, and currency markets over a time interval based on historical volatilities and correlations among market risk factors. Simulation and stress tests measure downside risk to fair value and earnings over longer time intervals and/or for adverse market scenarios.

     The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment policies. The Company has implemented a comprehensive daily measurement process, administered by the Investment Risk Manager, for monitoring compliance with limits established by the investment policies.

INTEREST RATE RISK is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from many of the Company's primary activities, as the Company invests substantial funds in interest-sensitive assets and carries significant interest-sensitive liabilities.

     The Company manages the interest rate risk inherent in its assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2002, the difference between the Company's liability and asset duration was approximately 0.09, versus a gap of 0.15 at December 31, 2001. This 0.09 duration gap indicates that the fair value of the Company's liabilities is slightly more sensitive to interest rate movements than its assets.

     The Company seeks to invest Premiums and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit its exposure to interest rate risk, the Company adheres to a philosophy of managing the duration of assets and related liabilities. The Company uses interest rate swaps, futures, forwards, caps and floors to reduce the interest rate risk resulting from duration mismatches between assets and liabilities. In addition, the Company uses financial futures and other derivative instruments to hedge the interest rate risk related to anticipatory purchases and sales of investments and product sales to customers.

     The Company currently pledges and receives collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, the Company has pledged securities as margin deposits for 2002, totaling $47 million. For-over-the counter derivative transactions, involving interest rate swap, foreign currency swap, interest rate cap, and interest rate floor agreements, master netting agreements are utilized. These agreements permit either party to net payments due for transactions covered by the agreements. In addition, when applicable, parties are required to post collateral. As of December 31, 2002, the Company had posted $12 million of securities, while counter parties have posted cash to the Company, totaling $194 million.

     To calculate duration, the Company projects asset and liability cash flows and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative levels of interest rates and determining the percentage change in fair value from the base case. The cash flows used in the model reflect the expected maturity and repricing characteristics of the Company's derivative financial instruments, all other financial instruments (as described in Note 7 to the consolidated financial statements), and certain non-financial instruments including interest-sensitive liabilities and annuity liabilities. The projections include assumptions (based upon historical market experience and Company specific experience) reflecting the impact of changing interest rates on the prepayment, lapse, leverage and/or option features of financial instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, callable corporate and municipal obligations, and fixed rate single and flexible premium deferred annuities.

     Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 2002, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets and liabilities identified above by approximately $102 million, versus $167 million at December 31, 2001. However, there are $4.85 billion of assets supporting life insurance products that are not financial instruments and have not been included in the above analysis. This amount has increased from $4.30 billion in assets reported at December 31, 2001. According to the duration calculations, in the event of a 100 basis point immediate increase in interest rates, these assets would decrease in value by $185 million, versus a decrease of $173 million reported for December 31, 2001. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but only as an illustration of the potential impact of such an event.

     To the extent that conditions differ from the assumptions used, the Company's duration and rate shock measures could be significantly impacted. Additionally, the Company's calculation assumes that the current relationship between short-term and long-term interest rates (also known as the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

EQUITY PRICE RISK is the risk that the Company will incur economic losses due to adverse changes in a particular stock, mutual fund or stock index. At December 31, 2002, the Company had approximately $40 million in common stocks and $551 million in other securities with equity risk (including primarily convertible securities that are reflected as a component of Fixed income securities on the Consolidated Statements of Financial Position). These amounts were $54 million and $704 million, respectively, at December 31, 2001.

     At December 31, 2002, the Company's portfolio of equity instruments had a beta of approximately 0.60. Beta represents a widely accepted methodology to describe, in mathematical terms, an investment's market risk characteristics relative to the Standard and Poor's 500 Composite Price Index ("S&P 500"). For example, if the S&P 500 decreases by 10%, management estimates that the fair value of its equity portfolio will decrease by approximately 6.0%. Likewise, if the S&P 500 increases by 10%, management estimates that the fair value of its equity portfolio will increase by approximately 6.0%. At December 31, 2001, the Company's equity portfolio had a beta of 0.68.

     Based upon the information and assumptions the Company uses in its beta calculation and in effect at December 31, 2002, management estimates that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of the Company's equity portfolio identified above by approximately $36 million, versus $51 million at December 31, 2001. The selection of a 10% immediate decrease in the S&P 500 should not be construed as a prediction by the Company's management of future market events, but only as an illustration of the potential impact of such an event.

     Beta was determined by regressing the monthly stock price movements of the equity portfolio against movements in the S&P 500 over a three-year historical period. Portfolio beta was also determined for the domestic equity portfolio by weighting individual stock betas by the market value of the holding in the portfolio. The two approaches to calculating portfolio beta yielded virtually identical results. Since beta is historically based, projecting future price volatility using this method involves an inherent assumption that historical volatility and correlation relationships will remain stable. Therefore, the results noted above may not reflect the Company's actual experience if future volatility and correlation relationships differ from such historical relationships.

     At December 31, 2002 and 2001, the Company had Separate Accounts assets with account values totaling $11.13 billion and $13.59 billion, respectively. The Company earns contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values due to equity market declines, the Company would earn approximately $18 million and $21 million less in annualized fee income at December 31, 2002 and December 31, 2001, respectively.

     Generally at the time of purchase, the contractholders of variable annuity contracts receive a GMDB and, for certain contracts, may elect to purchase an enhanced GMDB or guaranteed minimum income benefits ("GMIB"). The Company charges a fee for these guarantees that is generally calculated as a percentage of the account value. Both types of guarantees subject the Company to additional equity risk as the beneficiary or contractholder may receive a benefit for an amount greater than the fund balance under contractually defined circumstances and terms. GMDBs may be payable upon death, while GMIBs may be payable on or after the ten-year anniversary of the contract if the contractholder elects to receive a defined stream of payments ("annuitize").

     Substantially all of the Company's variable annuity contracts inforce contain some type of GMDB. In general, the types of guarantees offered include a return of deposits, the highest anniversary value or a guaranteed compound earnings rate on the initial deposit over the contract period. To reduce its GMDB exposure resulting from further declines in the equity market, the Company entered into various derivative instruments during 2002 which economically hedged a portion of this existing risk. These instruments will hedge expected benefit payments through December 31, 2003. Separate from the current hedging program, the Company plans to enter into a new program during the first quarter of 2003. This program is intended to hedge substantially all future death claims on new business as it is written. At December 31, 2002 and 2001, the guaranteed value in excess of the contractholders' account value, payable if all contractholders were to die, is estimated to be $4.07 billion and $2.36 billion, respectively, net of reinsurance. The increase in this measure is attributable to the decline in equity markets during 2002. In both periods, approximately two-thirds of this exposure is related to the return of deposits guarantee, while the remaining one-third is attributable to a death benefit guarantee greater than the original deposits.

     The estimated present value of expected future payments for GMDBs is approximately $131 million at December 31, 2002 compared to $15 million at December 31, 2001. This estimate considers the current guarantees outstanding for all contracts that contain GMDBs and expected fund performance to calculate expected future GMDB payments for the next 40 fiscal quarters. The assumptions and methodology used to determine the present value of the future GMDB payments are consistent with those used for DAC amortization. The increase in this estimate in 2002 is primarily attributable to the decline in account values due to the continued decline in the equity markets during the year. Management also estimates the impact to its expected future GMDB payments in the event of extreme adverse market conditions. For example, in the event of an immediate decline of 10% in contractholders' account values as of December 31, 2002 due to equity market declines, payments for guaranteed death benefits would increase by an estimated $14 million during the next year. The selection of a 10% immediate decrease should not be construed as a prediction by management of future market events, but only as an example to illustrate the potential impact to earnings and cash flow of equity market declines as a result of this guarantee. Also, the Company's actual payment experience in the future may not be consistent with the assumptions used in its model.

     GMIBs offered by the Company include the right to annuitize based on the highest account value at any contract anniversary date or a guaranteed compound earnings rate based on the initial account value over the specified contract period. The Company began offering these guarantees in certain of its variable contracts in 1998, therefore based on the contract specifications, these benefits will not be available for election by the contractholders until at least 2008. The guaranteed value in excess of contractholders' account values at December 31, 2002 and 2001, payable over the annuity period if all contractholders were to elect to annuitize, was estimated to be $607 million and $299 million, net of reinsurance, respectively. To calculate this measure, the current interest rate environment is utilized in the assumptions. The increase in this measure is attributable to the decline in the equity markets during 2002 as well as a decline in interest rates.

     The estimated present value of expected future payments for GMIBs is approximately $16 million at December 31, 2002, assuming payments over the next 40 years. To calculate the expected future GMIB payments, this estimate considers the current mix of guarantees outstanding for all contracts that contain GMIBs and expected fund performance. The assumptions and methodology used to determine the present value of the future GMIB payments are consistent with those used for DAC amortization. Management estimated the present value of expected future payments at December 31, 2001, using these assumptions, to be less than the expected future fees earned for this contract feature. The increase in 2002 is attributable to the decline in account value due to the decline in equity markets during the year, a decline in interest rates and the fact that contractholders are one year closer to being eligible to annuitize their contracts at guaranteed amounts. Management also estimates the impact to its expected future GMIB payments in the event of extreme adverse market conditions. However, in the event of an immediate decline of 10% in contractholders' account values as of December 31, 2002 due to equity market declines, there would be no near term impact to the Company's earnings or cash flow, since these benefits are not currently reserved for and are not payable until at least 2008. The selection of a 10% immediate decrease should not be construed as a prediction by management of future market events, but only as an example to illustrate the potential impact to earnings and cash flow of equity market declines as a result of this guarantee.

     Growth in variable contracts in the future stemming from new sales will increase the Company's amount of overall exposure to equity price risk embedded in these contracts. An increase in the equity markets above December 31, 2002 levels will increase the contractholder returns on these products, thereby decreasing the risk of utilizing these guarantees on the inforce business. A decrease in the equity markets that causes a decrease in the variable contracts' account balances will increase the equity risk profile of the inforce business as is demonstrated in the December 31, 2002 measurements compared to the December 31, 2001 measurements disclosed and discussed above.

     In addition to the above, at December 31, 2002 and 2001, the Company had approximately $1.36 billion and $1.40 billion, respectively, in equity-indexed annuity liabilities that provide customers with contractually guaranteed crediting rates related to a portion of the price appreciation of the S&P 500. The Company hedges the risk associated with the price appreciation component of equity-indexed annuity liabilities through the purchase and sale of equity-indexed options, futures, swap futures, and Eurodollar futures, maintaining risk within specified value-at-risk limits.

     The Company also is exposed to equity risk in DAC, as equity portfolio valuation fluctuations impact DAC amortization, because projected fee income and guaranteed benefits payable are components of the EGP for variable life and annuity contracts. For a more detailed discussion of DAC, see Note 2 to the consolidated financial statements.

FOREIGN CURRENCY EXCHANGE RATE RISK is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises from the Company's foreign equity investments. The Company also has certain fixed income securities and liabilities that are denominated in foreign currencies and uses derivatives to hedge the foreign currency risk of these securities and liabilities (both principal and interest payments). To manage the Company's counterparty exposure risk with respect to foreign currency derivatives, such derivatives used in conjunction with medium-term note programs are covered by Collateral Support Annexes with the derivative counterparties. Such annexes require the posting of collateral above certain exposure thresholds, which limits the amount of overall counterparty exposure either party has to the other.

     At December 31, 2002, the Company had approximately $2 million in foreign currency denominated equity securities compared to approximately $5 million at December 31, 2001. At December 31, 2002, the Company had $1.43 billion of medium-term note liabilities denominated in foreign currencies versus $1.31 billion at December 31, 2001. All foreign currency denominated funding agreements have been swapped to U.S. Dollars and have insignificant residual currency risk.

     Based upon the information and assumptions in effect at December 31, 2002, management estimates that, holding everything else constant, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which the Company is exposed would decrease the net fair value of its foreign currency denominated instruments by approximately $0.2 million, versus $0.5 million at December 31, 2001. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as a prediction by the Company's management of future market events, but only as an illustration of the potential impact of such an event. The Company's currency exposure is diversified across approximately 11 countries at both December 31, 2002 and 2001. The largest individual exposures at December 31, 2002 are to France (53%) and the UK (26%). The largest individual exposures were France (49%) and the UK (22%) at December 31, 2001. The Company's primary regional exposure is to Western Europe with approximately 98% at December 31, 2002 versus 99% at December 31, 2001.

     The modeling technique the Company uses to report its currency exposure does not take into account correlation among foreign currency exchange rates or correlation among various markets (i.e., the foreign exchange, equity and fixed income markets). Even though the Company believes it to be unlikely that all of the foreign currency exchange rates to which it is exposed would simultaneously decrease by 10%, the Company finds it meaningful to "stress test" its portfolio under this and other hypothetical extreme adverse market scenarios. The Company's actual experience may differ from the results noted above if future experience does not correspond with the correlation assumptions that the Company has used or if events occur that were not included in the methodology, such as significant liquidity or market events.

CAPITAL RESOURCES AND LIQUIDITY

     CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes the Company's capital resources at December 31.

(IN MILLIONS)
                                               2002      2001     2000
                                             -------   -------   -------
Redeemable preferred stock                   $    93   $    90   $   209
Common stock and retained income and other     5,217     4,670     4,357
shareholder's equity items
Accumulated other comprehensive income         1,052       637       559
                                             -------   -------   -------
  Total shareholder's equity                 $ 6,362   $ 5,397   $ 5,125
                                             =======   =======   =======

     SHAREHOLDER'S EQUITY increased at December 31, 2002 due to an increase in net unrealized capital gains, additional capital paid-in and retained income.

     In 2002, AIC contributed $350 million of capital to the Company to maintain the ALIC's statutory surplus and risk-based capital measures at management's target levels. The need for additional capital was driven primarily by the impact of realized capital losses, new business growth and statutory reserves required for variable annuity GMDBs and GMIBs.

     Shareholder's equity increased at December 31, 2001 compared to December 31, 2000 due to net income, a capital contribution from AIC and increased unrealized capital gains. AIC made a capital contribution to ALIC of all of the issued and outstanding Allstate Life Preferred Stock, Series B, resulting in an increase in additional paid-in capital of $117 million.

     DEBT The Company had no outstanding debt at December 31, 2002 and 2001, respectively. The Company has an inter-company loan agreement with the Corporation whereby the amount of inter-company loans available is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at December 31, 2002 or 2001.

     FINANCIAL RATINGS AND STRENGTH The Company's insurance financial strength ratings are influenced by many factors including operating and financial performance, asset quality, asset/liability management, overall portfolio mix, the amount of financial leverage (i.e. debt), exposure to risks, current level of operating leverage as well as the relationship of ALIC's rating to that of its parent, AIC. Insurance financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations. ALIC's current insurance financial strength ratings are listed below:

              RATING AGENCY                               RATING
              -------------                               ------
              Moody's Investors Service, Inc.       Aa2 ("Excellent")
              Standard & Poor's Ratings Services    AA+ ("Very Strong")
              A.M. Best Company, Inc.               A+  ("Superior")

     None of these ratings were changed during 2002. AIC's and ALIC's insurance financial strength ratings have remained at the same consistently high levels for the last five years. On a relative basis, these rating positions have improved in light of the significant volume of rating downgrades of other companies in the industry during 2002. Since February 2002, Standard & Poor's rating outlook for ALIC and its rated subsidiaries and affiliates has been "negative". In November 2002, Standard & Poor's reaffirmed the AA+ rating of ALIC, but left the outlook unchanged. In January 2003, A.M. Best Company newly assigned a "positive" rating outlook for AIC, ALIC, and selected affiliates.

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The standard is based on a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula, which regulators use to assess the sufficiency of an insurer's capital, measures the risk characteristics of a company's assets, liabilities and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium and liability items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with less underlying risk. At December 31, 2002, RBC for each of the Company's insurance companies was significantly above levels that would require regulatory actions.

     The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. The NAIC analyzes data provided by insurance companies using prescribed financial data ratios each with defined "usual ranges." Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. ALIC and its insurance subsidiaries are currently not under regulatory scrutiny based on these ratios.

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

     The Company's operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company.

     Dividends to ALIC from its domestic insurance subsidiaries and dividends ALIC can pay to AIC are subject to restriction under the insurance company holding act of the insurance company's state of domicile. The payment of dividends by ALIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. Based on the greater of 2002 statutory net income or 10% of statutory surplus, the maximum amount of dividends ALIC will be able to pay without prior Illinois Department of Insurance approval at a given point in time during 2003 is $315 million, less dividends paid during the preceding twelve months measured at that point in time. In the twelve-month period ending December 31, 2002, ALIC has paid total dividends of $48 million. Notification and approval of inter-company lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

     ALIC's insurance subsidiaries are domiciled in Illinois, New York, Arizona and Nebraska. Except for those domiciled in New York and one in Nebraska, ALIC has 100% inter-company reinsurance agreements in place with its domestic insurance subsidiaries. Only invested assets supporting capital and relating to Separate Accounts remain in these subsidiaries.

     A portion of the Company's diversified product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Total surrender and withdrawal amounts were $3.11 billion, $2.95 billion and $3.65 billion in 2002, 2001 and 2000, respectively. As the Company's interest-sensitive life policies and annuity contracts inforce grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future from the aging of the policies and interest rate changes, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

     Management performs actuarial tests on the impact to cash flows of surrenders and other actions under various interest rate scenarios. Based on these tests, management believes that future cash flows are expected to be sufficient to meet future benefit obligations to the Company's contractholders under various interest rate scenarios.

     The following table summarizes the Company's liabilities for interest-sensitive products by their contractual withdrawal provisions at December 31, 2002. Approximately 11.5% of these liabilities is subject to discretionary withdrawal without adjustment.

          (IN MILLIONS)                                               2002
                                                                   ---------
          Not subject to discretionary withdrawal                  $   9,456
          Subject to discretionary withdrawal with adjustments:
             Specified surrender charges(1)                           16,183
             Market value                                              8,754
          Subject to discretionary withdrawal without adjustments      4,465
                                                                   ---------
          Total                                                    $  38,858
                                                                   =========

(1) Includes $8.70 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

     The Company is also exposed to interest rate risk on certain insurance liabilities. Decreases in interest rates can lead contractholders to surrender their contracts.

     As of December 31, 2002, the Company had $1.40 billion of putable Funding Agreements of varying lengths of putable periods ranging from seven to three hundred sixty five days. At December 31, 2002, the average put period was 259 days.

     Established external sources of short-term liquidity include lines of credit, dollar rolls and repurchase agreements, which in the aggregate, could provide over $2.48 billion of additional liquidity at December 31, 2002. These transactions are subject to borrowing limits and collateral requirements in certain situations, which are monitored by the Company and reviewed regularly. ALIC and its subsidiaries also have access to approximately $56.0 billion of potential liquidity from their portfolios of marketable investment securities and the ability to issue new insurance contracts. A significant portion of the investment portfolio has favorable liquidity characteristics but with variation by asset class, including for example $12.36 billion of privately placed corporate obligations and $5.88 billion of mortgage loans.

     Although the Company considers the occurrence of such events to be remote, certain events and circumstances that could constrain the Corporation's liquidity, and could therefore constrain the Company's liquidity. Those events and circumstances include a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in ALIC's financial strength ratings from Aa2/AA+/A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of the Corporation's individually rated entities, and therefore a rating change in one entity could potentially affect the ratings of other related entities. In addition, management knows of no known trends, demands, commitments, events or uncertainties that are reasonably likely to significantly constrain the Company's liquidity.

The Corporation has access to additional borrowing to support liquidity as follows:

- The Corporation has a commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2002, the remaining borrowing capacity under the commercial paper program was $721 million, however the outstanding balance fluctuates daily.
- The Corporation has a primary credit facility and currently maintains three credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements: a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in the second quarter of 2003 and a $50 million one-year revolving line of credit expiring in the third quarter of 2003. The rights to borrow on the five-year and 364-day lines of credit are subject to requirements that are customary for facilities of this size, type and purpose. For example, the Corporation's ratio of total debt to total capital (as defined in the agreements) cannot exceed a designated level. This requirement is currently being met and management expects to continue to meet it in the future. There were no borrowings under any of these lines of credit during 2002. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.
- The Corporation has the right to issue up to an additional $1.20 billion of debt securities, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statement filed with the Securities Exchange Commission ("SEC") in June 2000.

     The following table summarizes the contractual obligations of the Company as of December 31, 2002 and the payments due by period.

(IN MILLIONS)                                         LESS
                                                      THAN                              OVER 5
                                           TOTAL     1 YEAR    1-3 YEARS   4-5 YEARS    YEARS
                                         --------   --------   ---------   ---------   -------
Securities Lending, Dollar Rolls, and
   Repurchase Agreements(1)              $  1,043   $  1,043   $     --    $     --    $    --
GICs/FAs (non-putable)(2)                   7,152      1,763      2,845       1,264      1,280
FAs (putable/callable)(2)                   1,602        676        926          --         --
Operating Leases(3)                             3          2          1          --         --
                                         --------   --------   ---------   ---------   -------
Total Contractual Cash Obligations       $  9,800   $  3,484   $  3,772    $  1,264    $ 1,280
                                         ========   ========   ========    ========    =======

(1) Securities lending, dollar rolls and repurchase transactions are typically fully collateralized with cash. The Company's principal operating subsidiaries manage their short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish liabilities as they come due in the normal course of business.
(2) The putable/callable FA program as well as the non-putable FA and GIC programs, are very closely asset/liability duration matched by the Company. Accordingly, upon surrender or maturity of the related contracts the Company maintains assets with a sufficient market value to extinguish the liabilities in the normal course of business.
(3) The liquidity requirements of operating leases are managed within the structure of the Company's intermediate to long-term liquidity management program.

     The following is a distribution in U.S. Dollars of funding agreements (non-putable) by currency at December 31:

              (IN MILLIONS)
                                                      2002        2001
                                                   ----------  ----------
              CURRENCY
              Australian Dollar                    $      152  $      152
              Swiss Franc                                 358         358
              Euro                                         28          28
              British Pound                               768         646
              Japanese Yen                                 85           -
              Singapore Dollar                             42           -
              United States Dollar                      3,330       2,295
                                                   ----------  ----------
                                                   $    4,763  $    3,479
                                                   ==========  ==========

     All foreign currency denominated funding agreements have been swapped to U.S. Dollars.

     The following table summarizes the contractual commitments of the Company as of December 31, 2002 and the payments due by period.

(IN MILLIONS)                                        LESS THAN                  4-5     OVER 5
                                             TOTAL     1 YEAR     1-3 YEARS    YEARS    YEARS
                                           --------   --------   ----------   ------   ------
Guarantees(1)                              $  5,998   $    325   $    1,021   $  281   $ 4,371
Other Commitments - Conditional(2)              161        137           --       24        --
Other Commitments-Unconditional(2)               50         --           13       18        19
                                           --------   --------   ----------   ------   -------
Total Commitments                          $  6,209   $    462   $    1,034   $  323   $ 4,390
                                           ========   ========   ==========   ======   =======

(1) Approximately $5.67 billion (or 94.5%) of this balance relates to Synthetic GICs. Synthetic GICs are fee-based insurance products purchased by pension trusts to obtain book value treatment for their defined contribution plans. The coverage provides for a benefit payment in the event the plan experiences heavy withdrawal activity due to allowable participant initiated events. The product has been offered since 1996 without experiencing a call on the guarantee. Coverage is provided to approximately 110 companies with contracts ranging in size from $1 million to $707 million. The Company's underwriting activities closely monitor each arrangement. At December 31, 2002, the market value of the plan assets was valued on average at 103% of the book value of the guarantee. This ratio typically ranges from 99% to 101%.
(2) Represents investment commitments such as private placements and mortgage loans.

     The Company has inter-company agreements in place that relate to insurance, reinsurance, loans, capitalization and the performance of various services, generally at cost. All material inter-company transactions have appropriately been eliminated in consolidation. Inter-company transactions among insurance subsidiaries and affiliates have been approved by the applicable domiciliary state department of insurance as required under applicable laws.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company's use of off-balance sheet arrangements is limited to an SPE used to issue global medium-term notes ("GMTNs") to institutional investors. Management of the Company has not invested in this SPE.

     The Company has not yet determined if this SPE meets the criteria to be considered a variable interest entity ("VIE") pursuant to the pending accounting guidance of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." A final assessment will be made as of July 1, 2003 in accordance with FIN No. 46.

     At December 31, 2002, the SPE used to issue GMTNs had assets of $2.42 billion, liabilities of $2.33 billion and unrelated third party equity of $90 million. The funding agreements issued by the Company to the SPE are reported on the Company's Consolidated Statements of Financial Position as a component of contractholder funds.

REGULATION AND LEGAL PROCEEDINGS

     The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products which may impact the relative desirability of various personal investment products and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

     In addition, on August 6, 2002 a petition was filed with the National Labor Relations Board ("NLRB") by the United Exclusive Allstate Agents, Office and Professional Employees International Union (the "OPEIU"), seeking certification as the collective bargaining representative of all Allstate agents in the United States. On December 2, 2002, the Chicago Regional Director of the NLRB dismissed the petition, agreeing with AIC's position that the agents are independent contractors, not employees, and that, consequently, the NLRB lacks jurisdiction over the issue. The OPEIU has requested that the NLRB in Washington, D.C. review the dismissal by the Chicago Regional Director. The request for appeal has not been accepted yet. If it is, AIC will vigorously oppose the appeal. The outcome is currently uncertain.

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

     The Company is defending various lawsuits and regulatory proceedings that allege that it engaged in business or sales practices inconsistent with state or federal law. The Company has been vigorously defending these matters, but their outcome is currently uncertain.

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

PENDING ACCOUNTING STANDARDS

     In June 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations", which changes the measurement of an asset retirement obligation from a cost-accumulation measurement to a fair value measurement, where the fair value of an asset retirement obligation is recognized as a liability when incurred rather than over the useful life of the related asset. Accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability is initially recognized and asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The adoption of SFAS No. 143 on January 1, 2003 is not expected to have a material impact on either the consolidated financial position or results of operations of the Company.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". This amendment enables companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption. The statement sets forth clearer and more prominent disclosures about the cost of employee stock options and increases the frequency of those disclosures to include publication in quarterly financial statements. The Corporation previously announced its intention to begin expensing the fair value of all stock options granted on or after January 1, 2003 beginning January 1, 2003. Based on stock option grants for the year ending December 31, 2003, the estimated impact to the Company's Consolidated Statements of Operations and Comprehensive Income is approximately $2 million, after-tax. The Company will be billed its proportionate share of this expense pursuant to the inter-company expense sharing agreement with AIC.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN No. 45 are effective for financial statements ending after December 15, 2002. The adoption of the disclosure provisions of FIN No. 45 did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2002 (see Note 11). The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of the remaining provisions of FIN No. 45 is not expected to have a material impact on either the Consolidated Statements of Financial Position or results of operations of the Company.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 addresses issues related to the consolidation of VIE. The effective date of this interpretation is the first fiscal year or interim period beginning after June 15, 2003. The Company has one SPE used to issue GMTNs to unrelated third parties. The Company is in the process of assessing whether this SPE meets the criteria to be considered a VIE, thereby requiring consolidation under FIN No. 46. The assets and liabilities of this SPE are currently included on the Consolidated Statements of Financial Position of the Company.

EXPOSURE DRAFTS

     On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the proposed SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits. The finalized SOP may also require a liability for guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the Consolidated Statements of Operations and Comprehensive Income depending on the market conditions at the time of adoption, but is not expected to have a material impact on the Company's Consolidated Statements of Financial Position.

     The FASB has exposed guidance that addresses the accounting for certain modified coinsurance agreements. The guidance has been exposed as FASB Interpretation of Statement 133 Implementation Issue No. B36, "Embedded
Derivatives: Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument." The proposed guidance requires recognizing an embedded derivative in certain reinsurance agreements when certain conditions are met. The initial impact of adopting the proposed guidance would be recorded as a cumulative adjustment to Net Income in the first fiscal quarter beginning after June 15, 2003. The Company's reinsurance balances that would be subject to the proposed guidance, as currently drafted, are immaterial in the aggregate. Accordingly, the potential impact of recognizing embedded derivatives pursuant to the requirements of the proposed guidance is expected to be immaterial to both the Company's Consolidated Statements of Financial Position and Consolidated Statements of Operations and
Comprehensive Income.

RECENT DEVELOPMENTS

     On January 1, 2003, Northbrook Life Insurance Company ("NLIC"), one of ALIC's wholly owned subsidiaries, was merged into ALIC. Substantially all premiums, contract charges, interest credited, policyholder benefits and expenses of NLIC were already being ceded to ALIC under existing reinsurance agreements between ALIC and NLIC. ALIC is the surviving legal entity and NLIC no longer exists as an independent entity. In conjunction with the merger, two of NLIC's Separate Accounts, Northbrook Variable Annuity Account I and Northbrook Variable Annuity Account II, were merged with the Allstate Financial Advisors Separate Account I, a Separate Account of

ALIC. A third Separate Account, Northbrook Variable Life Separate Account A was renamed Allstate Life Separate Account A.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS AFFECTING THE COMPANY

     This document contains "forward-looking statements" that anticipate results based on management's estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

     These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Management believes that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying our forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk and uncertainties, including those listed below which apply to it as an insurance business and a provider of other financial services.

- Certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess such losses to all insurance companies doing business in the state. These assessments may be material to the Company's financial results.
- There is uncertainty involved in the availability of reinsurance and estimating the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and whether the reinsurers, or their affiliates, have the financial capacity and willingness to pay.
- The Company is continuing to examine the potential exposure of its operations to acts of terrorism and to evaluate methods of addressing this exposure in the best interests of its shareholder, policyholders, the lending community and regulators. In the event that a terrorist act occurs, the Company may be adversely impacted, depending on the nature of the event. The Company is also evaluating the impact of the federal "Terrorism Risk Insurance Act of 2002" ("the Act") on the nature, availability and affordability of commercial insurance coverage for terrorism and the consequent impact on the Company's investments portfolio, particularly in sectors such as airlines and real estate. The Act established a temporary federal program providing for a system of shared public and private compensation for certain insured commercial property and casualty losses resulting from acts of terrorism, as defined by the Act.
- Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales, results of operations and retention of existing business. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing the fair values of fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvents proceeds from positive cash flows from operations and proceeds from maturities, calls and prepayments of investments into new investments that could yield less than the portfolio's average rate.
- A declining market could negatively impact the credit quality of the Company's investment portfolio as adverse equity markets also affect issuers of securities held by the Company. Declines in the quality of the portfolio could cause additional realized losses on securities, including realized losses relating to derivative strategies not adequately addressing portfolio risks, thus causing volatility in the Consolidated Statements of Operations and Comprehensive Income. Due to the accounting treatment of certain derivative strategies, their volatility could also impact Accumulated other comprehensive income in the Consolidated Statements of Financial Position.
- Changes in interest rates could also reduce the profitability of the Company's spread-based products, particularly interest-sensitive life, investment and structured financial products, as the difference between the amount that the Company is required to pay on such products and the rate of return earned on the related investments could be reduced. Changes in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. The Company's products generally have the flexibility to adjust crediting rates to reflect higher or lower investment returns. However, this flexibility is limited by contractual minimum crediting rates. Additionally, unanticipated surrenders could cause acceleration of amortization of DAC or impact the recoverability of DAC and thereby increase expenses and reduce current period profitability. The Company seeks to limit its exposure to this risk on its products by regularly monitoring DAC recoverability as well as offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.
- The Company amortizes DAC related to interest-sensitive life, variable annuity and investment contracts in proportion to EGP over the estimated lives of the contracts. Periodically, the Company updates the assumptions underlying the EGP, which include margins from mortality, including guaranteed minimum death and income benefits, investment margin, including realized capital gains and losses, contract administration, surrender and other contract charges, less maintenance expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could result in an adjustment to the cumulative amortization of DAC. For example, reduced EGP resulting from declines in contract charges assessed against declining Separate Accounts' balances resulting from poor equity market performance, could result in accelerated amortization of DAC. An adjustment, if any, may have a material effect on results of operations.
- The impact of decreasing Separate Accounts balances resulting from volatile equity market conditions, underlying fund performance and the performance of distributors could cause contract charges earned by the Company to decrease and lead to an increase in the exposure of the Company to pay GMDBs and GMIBs. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB in a proportional amount. In addition, it is possible that the assumptions and projections used by the Company in establishing prices for the GMDBs and GMIBs, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs the Company will ultimately incur in providing those benefits, resulting in adverse mortality margin trends that may have a material effect on results of operations. These factors may result in accelerated DAC amortization and require increases in statutory reserves which reduce the Company's statutory capital and surplus.
- Conditions in the U.S. and international stock markets can have an impact on the Company's variable annuity sales. In general, sales of variable annuities increase when the stock markets are rising over an extended period of time and decrease when stock markets are falling over an extended period of time.
- In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time the Company manages the effective duration gap between investments and liabilities for contractholder funds and reserves for life-contingent contract benefits. Adjustments made to modify durations may have an impact on the value of the investment portfolio, investment income, interest credited to contractholder funds and the investment margin.
- Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not be made until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of contract benefits to be paid and the investment returns on the assets purchased with the premiums received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations.
- State and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. From time to time, Congress has considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the federal income tax treatment of some insurance products offered by the Company, including the favorable policyholder tax treatment currently applicable to deferred and immediate annuities, and life insurance, including interest-sensitive life insurance. Such proposals have included legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products. Recent proposals to eliminate the double taxation of dividends and to permit the establishment of tax-free lifetime savings and retirement savings accounts could substantially reduce the tax-advantaged nature of many insurance products. If such proposals were to be adopted, they could have a material adverse effect on the Company's financial position or the Company's ability to sell such products and could result in the surrender of some existing contracts and policies.
     In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.
- The Company distributes some of its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to, for example, changes in control of any of these entities, could have a detrimental effect on the Company's sales. This risk may be exacerbated due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.
- The Company is taking various expense-saving steps to increase profitability. These steps include restructuring management and organizations, the simplification of operations and processes and focusing on key distributors in its distribution channels. The efficacy of these expense saving initiatives is difficult to predict due to external factors such as the stock market impact on pension and other benefit expenses, the extent of future guaranty fund assessments, and technology costs. Also, sales could be impacted negatively by distribution being concentrated in fewer partners.
 - The Company is comprised of various entities registered under the federal securities laws as broker-dealers, investment advisers and/or investment companies. These entities are subject to the regulatory jurisdiction of the SEC, the National Association of Securities Dealers and/or, in some cases, state securities administrators. The laws regulating the securities products and activities of the Company are complex, numerous and subject to change. As with any highly regulated industry, there is some degree of risk of regulatory non-compliance; however the Company has in place various legal and compliance personnel, procedures and systems designed to reasonably assure compliance with these requirements.
- While positive operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses, a downgrade of the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade of AIC's insurance financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B+, or a downgrade in ALIC's insurance financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-.
- The events of September 11, 2001, and the resulting disruption in the financial markets revealed weakness in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of September 11, 2001. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.
- Insurance financial strength ratings are an important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change a company's ratings due to, for example, a decline in the value of a company's investment portfolio or increased liabilities for variable contracts due to additional GMIB or GMDB exposure resulting from market declines. A multiple level downgrade, while not expected, of either the Company, AIC or the Corporation, could have a material adverse affect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations. Also, the rating agencies have a variety of policies and practices regarding the relationships among ratings of affiliated entities. As such, the ratings of the Company could be affected by changes in ratings of AIC or the Corporation.
- State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures generally require the Company to maintain insurance financial strength ratings. These restrictions affect the Company's insurance subsidiaries' ability to pay shareholder dividends to the Company and to use their capital in other ways.
- An exposure draft SOP entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" applies to several of the Company's products and product features. A provision requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits. The Company does not currently hold liabilities for GMDB features covered by the SOP or GMIBs. However, these benefits are included in the EGP calculation used when evaluating DAC. If the SOP is adopted, the Company's establishment of these liabilities could have a material impact on the Consolidated Statement of Operations and Comprehensive Income depending on the market conditions at the time of adoption, but it is not expected to have a material impact on the Company's Consolidated Statements of Financial Position.
- Portions of the non-publicly traded marketable investment securities and non-exchange traded derivative contracts are accounted for at fair value using internally developed widely accepted valuation models and independent third party data as model inputs. Changes in the fair value of any security or derivative contract could negatively impact the Company's net income, assets, liabilities and shareholder's equity.
- In recent years, the state insurance regulatory framework has come under increased federal scrutiny and legislation that would provide for optional federal chartering of insurance companies has been introduced in Congress. In addition state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. The Company cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Company.
- The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act of 1999, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act of 1999, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grandfathered unitary thrift holding companies, including the Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.
- Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indetermine amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. GAAP prescribes when a company has a contingent liability and may reserve for particular risks, including litigation exposures. Therefore, results for a given period could be significantly adversely affected when a reserve is established for litigation.
- The design of any system of controls and procedures, including internal controls and disclosure controls and procedures, is based in part upon assumptions about the likelihood of future events. Therefore, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
- The impact of The Sarbanes-Oxley Act of 2002 on the business of the Company is being evaluated but cannot be completely determined at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The discussion under the heading "Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations is herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements filed with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disclosure required by this item.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of the filing of this report and under the supervision and with the participation of Allstate Life Insurance Company's management, including the principal executive officer and principal financial officer, Allstate Life Insurance Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K to be filed with the Securities and Exchange Commission ("SEC"). Based upon that evaluation, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to Allstate Life Insurance Company (including its consolidated subsidiaries) required to be included in its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. "Disclosure controls and procedures" are those controls and procedures that are designed to ensure that information required to be disclosed by Allstate Life Insurance Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. They include controls and procedures designed to ensure that information required to be disclosed by Allstate Life Insurance Company in reports that it files or submits under that Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In addition, there were no significant changes in Allstate Life Insurance Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1 and 2 The following financial statements of Allstate Life Insurance Company are included as part of this registration statement:

            Consolidated Statements of Operations and Comprehensive Income Consolidated Statements of Financial Position
            Consolidated Statements of Shareholder's Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

            Schedule I--Summary of Investments Other than Investments in Related
              Parties
            Schedule III--Supplementary Insurance Information
            Schedule IV--Reinsurance
            Schedule V--Valuation and Qualifying Accounts
            Independent Auditors' Report

     (a) 3 The following is a list of the exhibits filed as part of this Form 10-K. The SEC File Number for the exhibits incorporated by reference is 0-31248.

          EXHIBIT NO.                      DOCUMENT DESCRIPTION
          -----------   --------------------------------------------------------
             3 (i)      Articles of Amendment to the Articles of Incorporation
                        of Allstate Life Insurance Company dated December 29,
                        1999. Incorporated herein by reference to Exhibit 3.1 to
                        Allstate Life Insurance Company's Form 10 filed on April
                        24, 2002.

             3 (ii)     By-Laws of Allstate Life Insurance Company, Amended and
                        Restated June 28, 2000. Incorporated herein by reference to Exhibit 3.2 to Allstate Life Insurance Company's Form
                        10 filed on April 24, 2002.

             4          See Exhibits 3 (i) and 3 (ii).

             10.1       Service and Expense Agreement among Allstate Insurance
                        Company, The Allstate Corporation and Certain Insurance
                        Subsidiaries dated January 1, 1999. Incorporated herein by reference to Exhibit 10.22 to Allstate Life Insurance
                        Company's Form 10 filed on April 24, 2002.

             10.2       Addendum to Service and Expense Agreement between
                        Allstate Insurance Company and Allstate Assurance
                        Company (fka Provident National Assurance Company) effective February 1, 2001. Incorporated herein by reference to Exhibit 10.23 to Allstate Life Insurance
                        Company's Form 10 filed on April 24, 2002.

             10.3       Service Agreement effective as of July 1, 1989 between
                        Allstate Insurance Company and Allstate Life Insurance
                        Company of New York. Incorporated herein by reference to
                        Exhibit 10.24 to Allstate Life Insurance Company's Form
                        10 filed on April 24, 2002.

             10.4       Administrative Services Agreement between Allstate
                        Insurance Company and Intramerica Life Insurance Company effective July 1, 1999. Incorporated herein by reference to Exhibit 10.25 to Allstate Life Insurance Company's
                        Form 10 filed on April 24, 2002.

             10.5       Service Agreement between Allstate Insurance Company and
                        Allstate Financial Services, LLC effective August 1,
                        1999. Incorporated herein by reference to Exhibit 10.26 to Allstate Life Insurance Company's Form 10 filed on
                        April 24, 2002.

             10.6       Cost Sharing Agreement between Allstate Life Insurance
                        Company and Allstate Reinsurance Ltd. effective October
                        12, 2000. Incorporated herein by reference to Exhibit
                        10.27 to Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

             10.7       Investment Management Agreement and Amendment to Certain
                        Service and Expense Agreements among Allstate
                        Investments, LLC and Allstate Insurance Company and The
                        Allstate Corporation and certain affiliates effective as of January 1, 2002. Incorporated herein by reference to
                        Exhibit 10.28 to Allstate Life Insurance Company's Form
                        10 filed on April 24, 2002.

             10.8       Investment Advisory Agreement by and between Allstate
                        Insurance Company and Intramerica Life Insurance Company effective July 1, 1999. Incorporated herein by reference to Exhibit 10.29 to Allstate Life Insurance Company's
                        Form 10 filed on April 24, 2002.

             10.9       Assignment and Assumption Agreement dated as of January
                        1, 2002 among Allstate Insurance Company, Allstate
                        Investments, LLC and Intramerica Life Insurance Company.
                        Incorporated herein by reference to Exhibit 10.30 to Allstate Life Insurance Company's Form 10 filed on April
                        24, 2002.

             10.10      Investment Advisory Agreement and Amendment to Service
                        Agreement as of January 1, 2002 between Allstate
                        Insurance Company, Allstate Investments, LLC and
                        Allstate Life Insurance Company of New York.
                        Incorporated herein by reference to Exhibit 10.31 to Allstate Life Insurance Company's Form 10 filed on April
                        24, 2002.

             10.11      Cash Management Services Master Agreement between
                        Allstate Insurance Company and Allstate Bank (fka
                        Allstate Federal Savings Bank) dated March 16, 1999.
                        Incorporated herein by reference to Exhibit 10.32 to Allstate Life Insurance Company's Form 10 filed on April
                        24, 2002.

             10.12      Amendment No. 1 to Cash Management Services Master
                        Agreement effective January 5, 2001. Incorporated herein by reference to Exhibit 10.33 to Allstate Life Insurance
                        Company's Form 10 filed on April 24, 2002.

             10.13      Form of Allstate Insurance Company Agreement of General
                        Indemnity executed by Allstate Life Insurance Company and Northbrook Life Insurance Company dated November 27,
                        1987 and executed by Allstate Settlement Corporation dated May 14, 1991. Incorporated herein by reference to
                        Exhibit 10.34 to Allstate Life Insurance Company's Form
                        10 filed on April 24, 2002.

             10.14      Stipulation to Allstate Insurance Company Agreement of
                        General Indemnity executed by Allstate Settlement
                        Corporation. Incorporated herein by reference to Exhibit
                        10.35 to Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

             10.15 Tax Sharing Agreement dated as of November 12, 1996 among The Allstate Corporation and certain affiliates.
                        Incorporated herein by reference to Exhibit 10.36 to Allstate Life Insurance Company's Form 10 filed on April
                        24, 2002.

             10.16 Reinsurance Agreement between Allstate Insurance Company and Allstate Life Insurance Company effective as of June
                        1, 1992. Incorporated herein by reference to Exhibit
                        10.37 to Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

             10.17      Amendment to Reinsurance Agreement between Allstate
                        Insurance Company and Allstate Life Insurance Company, effective January 1, 1993. Incorporated herein by reference to Exhibit 10.38 to Allstate Life Insurance
                        Company's Form 10 filed on April 24, 2002.

             10.18      Reinsurance Agreement between Columbia Universal Life
                        Insurance Company and Allstate Life Insurance Company, approved August 2000. Incorporated herein by reference to Exhibit 10.39 to Allstate Life Insurance Company's
                        Form 10 filed on April 24, 2002.

             10.19      Reinsurance Agreement between Columbia Universal Life
                        Insurance Company and Allstate Life Insurance Company, approved July 2000. Incorporated herein by reference to
                        Exhibit 10.40 to Allstate Life Insurance Company's Form
                        10 filed on April 24, 2002.

             10.20      Retrocession Agreement between Allstate Life Insurance
                        Company and Allstate Reinsurance, Ltd. Incorporated herein by reference to Exhibit 10.41 to Allstate Life
                        Insurance Company's Form 10 filed on April 24, 2002.

             10.21      Amendment No. 1 to Retrocession Agreement between
                        Allstate Life Insurance Company and Allstate
                        Reinsurance, Ltd. effective January 1, 1998.
                        Incorporated herein by reference to Exhibit 10.42 to Allstate Life Insurance Company's Form 10 filed on April
                        24, 2002.

             10.22      Amendment No. 2 to Retrocession Agreement between
                        Allstate Life Insurance Company and Allstate
                        Reinsurance, Ltd. Incorporated herein by reference to
                        Exhibit 10.43 to Allstate Life Insurance Company's Form
                        10 filed on April 24, 2002.

             10.23      Amendment No. 3 to Retrocession Agreement between
                        Allstate Life Insurance Company and Allstate
                        Reinsurance, Ltd. Incorporated herein by reference to
                        Exhibit 10.44 to Allstate Life Insurance Company's Form
                        10 filed on April 24, 2002.

             23         Independent Auditors' Consent

     (b) A Current Report on Form 8-K was filed during the fourth quarter of 2002 on the following date for the item indicated:

             December 3, Item 5 -- reporting developments on a petition before the National Labor Relations Board.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALLSTATE LIFE INSURANCE COMPANY
                                       (Registrant)

March 24, 2003                         /s/ SAMUEL H. PILCH
                                       --------------------
                                       By: Samuel H. Pilch
                                       (chief accounting officer and duly
                                       authorized officer of the registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                                        DATE
--------------------------   ---------------------------------------------------   --------------
/s/ Casey J. Sylla           Chairman of the Board, President and a Director       March 24, 2003
--------------------------   (Principal Executive Officer)
Casey J. Sylla

/s/ Steven E. Shebik         Senior Vice President, Chief Financial Officer and    March 24, 2003
--------------------------   a Director (Principal Financial Officer)
Steven E. Shebik

/s/ David A. Bird            Director                                              March 19, 2003
--------------------------
David A. Bird

/s/ Margaret G. Dyer         Director                                              March 19, 2003
--------------------------
Margaret G. Dyer

/s/ Marla Friedman           Director                                              March 19, 2003
--------------------------
Marla Friedman

/s/ Danny L. Hale            Director                                              March 19, 2003
--------------------------
Danny L. Hale

/s/ Edward M. Liddy          Director                                              March 19, 2003
--------------------------
Edward M. Liddy

/s/ John C. Lounds           Director                                              March 19, 2003
--------------------------
John C. Lounds

/s/ J. Kevin McCarthy        Director                                              March 19, 2003
--------------------------
J. Kevin McCarthy

/s/ Robert W. Pike           Director                                              March 19, 2003
--------------------------
Robert W. Pike

/s/ Michael J. Roche         Director                                              March 19, 2003
--------------------------
Michael J. Roche

/s/ Eric A. Simonson         Director                                              March 19, 2003
--------------------------
Eric A. Simonson

/s/ Kevin R. Slawin          Director                                              March 19, 2003
--------------------------
Kevin R. Slawin

/s/ Michael J. Velotta       Director                                              March 19, 2003
--------------------------
Michael J. Velotta

/s/ Thomas J. Wilson, II     Director                                              March 19, 2003
--------------------------
Thomas J. Wilson, II

CERTIFICATIONS

I, Casey J. Sylla, certify that:

1. I have reviewed this annual report on Form 10-K of Allstate Life Insurance Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003                         /s/  CASEY J. SYLLA
                                             -------------------
                                      Name:  Casey J. Sylla
                                      Title: Chairman of the Board and President

I, Steven E. Shebik, certify that:

1. I have reviewed this annual report on Form 10-K of Allstate Life Insurance Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003                         /s/  STEVEN E. SHEBIK
                                             ---------------------
                                      Name:  Steven E. Shebik
                                      Title: Senior Vice President and
                                             Chief Financial Officer

                                 CERTIFICATIONS
                 PURSUANT TO 18 UNITED STATES CODE SECTION 1350

     Each of the undersigned hereby certifies that to his knowledge the annual report on Form 10-K for the fiscal year ended December 31, 2002 of Allstate Life Insurance Company (the "Company") filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification accompanies this annual report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.


Date: March 24, 2003                         /s/ Casey J. Sylla
                                             ------------------------
                                             Casey J. Sylla
                                             Chairman of the Board and President

                                             /s/ Steven E. Shebik
                                             ------------------------
                                             Steven E. Shebik
                                             Senior Vice President and
                                             Chief Financial Officer

                               FINANCIAL STATEMENTS
                                     Index


FINANCIAL STATEMENTS                                                     PAGES

Independent Auditors' Report                                              F-1

Consolidated Statements of Operations and Comprehensive Income for
     the Years Ended December 31, 2002, 2001 and 2000                     F-2

Consolidated Statements of Financial Position as of December 31,
     2002 and 2001                                                        F-3

Consolidated Statements of Shareholder's Equity for the Years
     Ended December 31, 2002 and 2001 and 2000                            F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
     2002, 2001, and 2000                                                 F-5

Note to Consolidated Financial Statements                                 F-6

Schedule I - Summary of Investments other than Investments in Related
     Parties as of December 31, 2002                                      F-46

Schedule III - Supplementary Insurance Information as of December 31,
     2002, 2001 and 2000                                                  F-47

Schedule IV - Reinsurance for the Years Ended December 31,
     2002, 2001 and 2000                                                  F-48

Schedule V - Valuation and Qualifying Accounts as of December 31,
     2002, 2001 and 2000                                                  F-49

Independent Auditors' Report

TO THE BOARD OF DIRECTORS AND SHAREHOLDER
OF ALLSTATE LIFE INSURANCE COMPANY:

We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2002 and 2001, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2002. Our audits also included Schedule I--Summary of Investments other than Investments in Related Parties, Schedule III--Supplementary Insurance Information, Schedule IV--Reinsurance, and Schedule V--Valuation and Qualifying Accounts. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule I--Summary of Investments other than Investments in Related Parties, Schedule III--Supplementary Insurance Information, Schedule IV--Reinsurance, and Schedule V--Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 5, 2003

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------

(IN MILLIONS)                                                                      2002          2001          2000
                                                                                ----------    ----------    ----------
REVENUES
Premiums (net of reinsurance ceded of $393, $323 and $302)                      $    1,023    $    1,046    $    1,069
Contract charges                                                                       853           821           798
Net investment income                                                                2,983         2,839         2,589
Realized capital gains and losses                                                     (427)         (213)          (26)
                                                                                ----------    ----------    ----------
                                                                                     4,432         4,493         4,430
                                                                                ----------    ----------    ----------
COSTS AND  EXPENSES
Life and annuity contract benefits (net of reinsurance recoverable of
   $387, $277 and $243)                                                              1,543         1,485         1,439
Interest credited to contractholder funds                                            1,691         1,670         1,519
Amortization of deferred policy acquisition costs                                      418           365           418
Operating costs and expenses                                                           475           416           343
                                                                                ----------    ----------    ----------
                                                                                     4,127         3,936         3,719
LOSS ON DISPOSITION OF OPERATIONS                                                       (3)           (4)            -
                                                                                ----------    ----------    ----------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE, AFTER-TAX                                           302           553           711
Income tax expense                                                                      57           179           241
                                                                                ----------    ----------    ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, AFTER-TAX           245           374           470
                                                                                ----------    ----------    ----------

Cumulative effect of change in accounting for derivatives and embedded
   derivative financial instruments, after-tax                                           -            (6)            -
                                                                                ----------    ----------    ----------

NET INCOME                                                                             245           368           470
                                                                                ----------    ----------    ----------
OTHER COMPREHENSIVE INCOME, AFTER-TAX
Changes in:
   Unrealized net capital gains and losses and net gains and losses on
     derivative financial instruments                                                  416            76           351
   Unrealized foreign currency translation adjustments                                  (1)            2            (2)
                                                                                ----------    ----------    ----------
OTHER COMPREHENSIVE INCOME, AFTER-TAX                                                  415            78           349
                                                                                ----------    ----------    ----------
COMPREHENSIVE INCOME                                                            $      660    $      446    $      819
                                                                                ==========    ==========    ==========

                 See notes to consolidated financial statements

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                                    DECEMBER 31,
                                                                                              ------------------------
                                                                                                 2002          2001
                                                                                              ----------    ----------
(IN MILLIONS, EXCEPT PAR VALUE DATA)
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $41,723 and $35,718)                $   44,805    $   37,226
   Mortgage loans                                                                                  5,883         5,450
   Equity securities                                                                                 183           201
   Short-term                                                                                        839           672
   Policy loans                                                                                      692           673
   Other                                                                                             268            75
                                                                                              ----------    ----------
     Total investments                                                                            52,670        44,297

Cash                                                                                                 252           130
Deferred policy acquisition costs                                                                  2,915         2,997
Reinsurance recoverables, net                                                                      1,061           950
Accrued investment income                                                                            534           479
Other assets                                                                                         289           182
Separate Accounts                                                                                 11,125        13,587
                                                                                              ----------    ----------
   TOTAL ASSETS                                                                               $   68,846    $   62,622
                                                                                              ==========    ==========

LIABILITIES
Contractholder funds                                                                          $   38,858    $   32,301
Reserve for life-contingent contract benefits                                                      9,747         8,632
Unearned premiums                                                                                     10             9
Payable to affiliates, net                                                                            80            74
Other liabilities and accrued expenses                                                             1,956         2,053
Deferred income taxes                                                                                708           569
Separate Accounts                                                                                 11,125        13,587
                                                                                              ----------    ----------
   TOTAL LIABILITIES                                                                              62,484        57,225
                                                                                              ----------    ----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 7 AND 11)

SHAREHOLDER'S EQUITY
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares
   authorized, 930,650 and 1,035,610 shares issued and outstanding                                    93           104
Redeemable preferred stock - series A subscriptions receivable                                         -           (14)
Common stock, $227 par value, 23,800 shares authorized and outstanding                                 5             5
Additional capital paid-in                                                                         1,067           717
Retained income                                                                                    4,145         3,948
Accumulated other comprehensive income:
   Unrealized net capital gains and losses and net losses on derivative financial
      instruments                                                                                  1,052           636
   Unrealized foreign currency translation adjustments                                                 -             1
                                                                                              ----------    ----------
   Total accumulated other comprehensive income                                                    1,052           637
                                                                                              ----------    ----------
   TOTAL SHAREHOLDER'S EQUITY                                                                      6,362         5,397
                                                                                              ----------    ----------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                                 $   68,846    $   62,622
                                                                                              ==========    ==========

                 See notes to consolidated financial statements

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------
(IN MILLIONS)                                                                      2002          2001          2000
                                                                                ----------    ----------    ----------
REDEEMABLE PREFERRED STOCK - SERIES A
Balance, beginning of year                                                      $      104    $       92    $       66
Issuance of stock                                                                        5            15            26
Redemption of stock                                                                    (16)           (3)            -
                                                                                ----------    ----------    ----------
Balance, end of year                                                                    93           104            92
                                                                                ----------    ----------    ----------
REDEEMABLE PREFERRED STOCK - SERIES A SUBSCRIPTIONS RECEIVABLE                           -           (14)            -
                                                                                ----------    ----------    ----------
REDEEMABLE PREFERRED STOCK - SERIES B
Balance, beginning of year                                                               -           117           117
Redemption of stock                                                                      -          (117)            -
                                                                                ----------    ----------    ----------
Balance, end of year                                                                     -             -           117
                                                                                ----------    ----------    ----------
COMMON STOCK
Balance, beginning of year                                                               5             5             5
Issuance of stock                                                                        -             -             -
                                                                                ----------    ----------    ----------
Balance, end of year                                                                     5             5             5
                                                                                ----------    ----------    ----------
ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year                                                             717           600           600
Capital contribution                                                                   350           117             -
                                                                                ----------    ----------    ----------
Balance, end of year                                                                 1,067           717           600
                                                                                ----------    ----------    ----------
RETAINED INCOME
Balance, beginning of year                                                           3,948         3,752         3,367
Net income                                                                             245           368           470
Dividends                                                                              (48)         (172)          (85)
                                                                                ----------    ----------    ----------
Balance, end of year                                                                 4,145         3,948         3,752
                                                                                ----------    ----------    ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                                                             637           559           210
Change in unrealized net capital gains and net gains and losses on derivative
   financial instruments                                                               416            76           351
Change in unrealized foreign currency translation adjustments                           (1)            2            (2)
                                                                                ----------    ----------    ----------
Balance, end of year                                                                 1,052           637           559
                                                                                ----------    ----------    ----------
TOTAL SHAREHOLDER'S EQUITY                                                      $    6,362    $    5,397    $    5,125
                                                                                ==========    ==========    ==========

                 See notes to consolidated financial statements

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARRIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------
(IN MILLIONS)                                                                      2002          2001          2000
                                                                                ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $      245    $      368    $      470
   Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization and other non-cash items                                           (210)         (261)         (232)
      Realized capital gains and losses                                                427           213            26
      Loss on disposition of operations                                                  3             4             -
      Cumulative effect of change in accounting for derivative and embedded
         derivative financial instruments                                                -             6             -
      Interest credited to contractholder funds                                      1,691         1,670         1,439
      Changes in:
         Contract benefit and other insurance reserves                                 140            38            91
         Unearned premiums                                                               1           (39)          (10)
         Deferred policy acquisition costs                                            (249)         (272)         (349)
         Reinsurance recoverables                                                     (116)         (145)         (139)
         Income taxes payable                                                          (85)           26           128
         Other operating assets and liabilities                                        (72)          145          (125)
                                                                                ----------    ----------    ----------
            Net cash provided by operating activities                                1,775         1,753         1,299
                                                                                ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales
   Fixed income securities                                                           6,224         6,552         6,692
   Equity securities                                                                   129           533           977
Investment collections
   Fixed income securities                                                           4,041         3,434         2,041
   Mortgage loans                                                                      542           359           390
Investments purchases
   Fixed income securities                                                         (16,155)      (14,173)      (12,088)
   Equity securities                                                                  (149)         (311)         (886)
   Mortgage loans                                                                     (916)       (1,456)         (938)
Acquisitions, net of cash received                                                       -            67             -
Change in short-term investments, net                                                 (425)          330           281
Change in other investments, net                                                      (159)          (34)          (46)
                                                                                ----------    ----------    ----------
         Net cash used in investing activities                                      (6,868)       (4,699)       (3,577)
                                                                                ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of redeemable preferred stock                                    19             1            26
Redemption of redeemable preferred stock                                               (16)         (120)            -
Capital contribution                                                                   350           117             -
Contractholder fund deposits                                                         8,946         7,860         7,875
Contractholder fund withdrawals                                                     (4,036)       (4,668)       (5,548)
Dividends paid                                                                         (48)         (172)          (85)
                                                                                ----------    ----------    ----------
         Net cash provided by financing activities                                   5,215         3,018         2,268
                                                                                ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH                                                        122            72           (10)
CASH AT BEGINNING OF THE YEAR                                                          130            58            68
                                                                                ----------    ----------    ----------
CASH AT END OF YEAR                                                             $      252    $      130    $       58
                                                                                ==========    ==========    ==========

                 See notes to consolidated financial statements

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Allstate Life Insurance Company ("ALIC") and its wholly owned subsidiaries (collectively referred to as the "Company"). ALIC is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated.

     On May 31, 2000, the Company paid a dividend of all the common shares of Allstate Insurance Company of Canada ("AICC") stock to AIC. Prior to the dividend, AICC had been consolidated in the Company's financial statements and related disclosures. In conjunction with the dividend, the Company has restated its prior year financial results to exclude AICC.

     To conform with the 2002 presentation, certain amounts in the prior years' consolidated financial statements and notes have been reclassified.

NATURE OF OPERATIONS

     The Company markets its products through two business segments, Retail and Structured Financial Products.

     The Retail segment offers a diversified group of products to meet consumers' lifetime needs in the areas of financial protection, investment, and retirement solutions through a variety of distribution channels. Principal products offered by the segment include:

                               PROTECTION                                                     RETIREMENT
   -----------------------------------------------------------------------   ------------------------------------------
     LIFE INSURANCE                          OTHER                                INVESTMENT CONTRACTS
        TRADITIONAL                             Long-term care                      Fixed annuities
           Term life                            Accidental death                    Market value adjusted annuities
           Whole life                           Hospital indemnity                  Equity-indexed annuities
                                                                                    Immediate annuities
        INTEREST-SENSITIVE LIFE                                                     Variable annuities*
           Universal life
           Single premium life
           Variable life*
           Variable universal life*

        *--Separate Accounts products

     Retail products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies), financial services firms (financial institutions and broker/dealers) and direct marketing. Although the Company currently benefits from agreements with financial services entities that market and distribute its retail products, change in control of these non-affiliated entities with which the Company has alliances could negatively impact sales.

     The Structured Financial Products segment offers a variety of primarily spread-based products to institutional investors, special purpose entities ("SPEs") and others. Spread-based products are designed to generate income based on the difference ("spread") between investment returns on the supporting assets and the guaranteed returns credited to customers. These products include guaranteed investment contracts ("GICs") sold to tax-qualified retirement plan sponsors or investment managers who represent plan sponsors, and funding agreements ("FAs") sold to SPEs that issue medium-term notes to institutional investors. The segment also offers single premium annuity products such as structured settlement annuities through brokers who specialize in settlement of injury and other liability cases and single premium immediate annuities ("SPIAs") through independent agents.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In 2002, annuity premiums and deposits represented approximately 85.8% of the Company's total premiums and deposits.

     The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may present an increased level of competition for sales of the Company's products. Furthermore, state and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. From time to time, Congress has considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the federal income tax treatment of some products offered by the Company, including favorable policyholder tax treatment currently applicable to deferred and immediate annuities, and life insurance, including interest-sensitive life insurance. Recent proposals to eliminate the double taxation of dividends and to permit the establishment of tax-free lifetime savings and retirement savings accounts could substantially reduce the tax-advantaged nature of many insurance products. If such proposals were to be adopted, they could have a material adverse effect on the Company's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

     The Company is authorized to sell its products in all 50 states, the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands. The Company is also authorized to sell certain insurance products in various foreign countries. The top geographic locations in the United States for premiums and deposits earned by the Company were California, Delaware, New York, Florida, Texas, New Jersey, and Illinois for the year ended December 31, 2002. No other jurisdiction accounted for more than 5% of premiums and deposits for the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, mortgage-backed and asset-backed securities, and redeemable preferred stocks. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which utilize internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Periodic changes in fair values, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, and certain reserves for life-contingent contract benefits, are reflected as a component of Other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of Proceeds from sales, and cash received from maturities and pay-downs is reflected as a component of Investment collections.

     Mortgage loans are carried at the outstanding principal balance, net of unamortized premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Valuation allowances for impaired loans reduce the carrying value to the fair value of the collateral or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate. Valuation allowances on loans not considered to be impaired are established based on consideration of the underlying collateral, borrower financial strength, current and expected market conditions and other factors.

     At December 31, 2002, Equity securities include common and non-redeemable preferred stocks, limited partnership interests, and real estate investment trust equity investments. Common and non-redeemable preferred stocks had a carrying value of $96 million and $96 million, and cost of $104 million and $91 million at December 31, 2002 and 2001, respectively. Common and non-redeemable preferred stocks and real estate investment trust equity investments are classified as available for sale and are carried at fair value if independent market quotations are available from vendors. If independent market quotations are not available, these securities are carried at cost. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of Accumulated other comprehensive income. Investments in limited partnership interests has a carrying value and cost of $87 million and $105 million at December 31, 2002 and 2001, respectively, and are accounted for in accordance with the equity method of accounting except for instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies, whereby the Company applies the cost method of accounting.

     Policy loans are carried at unpaid principal balances. Other investments consist primarily of real estate investments, which are accounted for by the equity method if held for investment, or depreciated cost, net of valuation allowances, if the

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has an active plan to sell.

     Short-term investments are carried at cost or amortized cost that approximates fair value, and includes the reinvestment of collateral received in connection with certain securities lending activities. For securities lending transactions, the Company records an offsetting liability in Other liabilities and accrued expenses for the Company's obligation to repay the collateral.

     Investment income consists primarily of interest and dividends, net investment income from partnership interests and income from certain derivative transactions. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income on mortgage-backed and asset-backed securities is determined on the effective yield method, based on estimated principal repayments. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses are determined on a specific identification basis. They include gains and losses on security dispositions, write-downs in value due to other than temporary declines in fair value, and changes in the value of certain derivative instruments.

     The Company writes down, to fair value, any fixed income or equity security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than cost for equity securities or amortized cost for fixed income securities; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

DERIVATIVE AND EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS

     The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", as of January 1, 2001. The impact of SFAS No. 133 and SFAS No. 138 (the "statements") to the Company was a loss of $6 million, after-tax, and is reflected as a cumulative effect of change in accounting principle on the Consolidated Statements of Operations and Comprehensive Income. The Company also recorded a cumulative after-tax decrease of $1 million in Accumulated other comprehensive income.

     Derivative financial instruments include swaps, futures, options, interest rate caps and floors, warrants, synthetic GICs, certain forward contracts for purchases of to-be-announced ("TBA") mortgage securities, and certain investment risk transfer reinsurance agreements. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible and other fixed income securities, equity indexed life and annuity contracts, and certain variable contracts sold (see Note 7).

     The statements require that all derivatives be recognized on the Consolidated Statements of Financial Position at fair value. Derivatives are accounted for on a fair value basis, and reported as Other investments, Other assets, Other liabilities and accrued expenses or Contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The change in the fair value of derivatives embedded in assets and subject to bifurcation is reported in Realized capital gains and losses. The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in Realized capital gains and losses or Life and annuity contract benefits.

     Derivatives that are not hedges for accounting purposes must be adjusted to fair value through Net income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through Net income or recognized in Accumulated other comprehensive income until the hedged item is recognized in Net income.

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged transaction's variability in cash flows attributable to the hedged risk. The Company does not currently exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in Realized capital gains and losses. For the years ended December 31, 2002 and 2001, the hedge ineffectiveness reported as Realized capital gains and losses amounted to losses of $15 million and gains of $6 million, respectively.

     FAIR VALUE HEDGES The Company designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.

     For hedging instruments utilized in fair value hedges, when the hedged items are investment assets or a portion thereof, the change in the fair value of the derivatives is reported in Net investment income together with the change in the fair value of the hedged items. The change in the fair value of hedging instruments utilized in fair value hedges, when the hedged items are Contractholder funds liabilities or a portion thereof, are reported in Life and annuity contract benefits together with the change in the fair value of the hedged item. Accrued periodic settlements on swaps are reported in Net investment income or Life and annuity contract benefits. The book value of the hedged asset or liability is adjusted for the change in the fair value of the hedged risk.

     CASH FLOW HEDGES The Company designates certain of its foreign currency swap contracts as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income. The Company's cash flow exposure may be associated with an existing asset, liability, or a forecasted transaction. Anticipated transactions must be probable of occurrence and their significant terms and specific characteristics must be identified.

     For hedging instruments utilized in cash flow hedges, the changes in fair value of the derivatives are reported in Accumulated other comprehensive income. Amounts are reclassified to Net investment income or Realized capital gains and losses as the hedged transaction affects Net income or when the forecasted transaction affects Net income. Accrued periodic settlements on derivatives utilized in cash flow hedges are reported in Net investment income. The amount in Accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to Net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from Accumulated other comprehensive income to Net income. If the Company expects at any time that the loss reported in Accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in Realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in Accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

     TERMINATION OF HEDGE ACCOUNTING If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset has become impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the gains and losses recognized on the derivative are reported in Realized capital gains and losses. For a fair value hedge which is no longer effective or for which the derivative has been terminated, the gain or loss recognized on the item being hedged and used to adjust the book value of the asset, liability or portion thereof is amortized over the remaining life of the hedged item to Net investment income or Life and annuity contract benefits, respectively, beginning in the period that hedge accounting is no longer applied. If the hedged item of a fair value hedge is an asset which has become impaired, the adjustment made to the book value of the asset is subject to the accounting policies applied to impaired assets. When a derivative financial instrument utilized in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from Accumulated other comprehensive income to Net income as the hedged risk impacts net income, beginning in the period hedge accounting is no longer applied or the derivative instrument is terminated. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in Realized capital gains and losses. When a derivative financial instrument utilized in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

probable, or if the cash flow hedge is no longer effective, the gain or loss recognized on the derivative is reclassified from Accumulated other comprehensive income to Realized capital gains and losses in the period that hedge accounting is no longer applied.

     NON-HEDGE DERIVATIVE FINANCIAL INSTRUMENTS The Company also has certain derivatives that are used in interest rate, equity price and credit risk management strategies for which hedge accounting is not applied. These derivatives primarily consist of indexed instruments, certain interest rate swap agreements and financial futures contracts, interest rate cap and floor agreements, and certain forward contracts for TBA mortgage securities. Based upon the income statement reporting category of the risk being offset, gains and losses attributable to the change in fair value and the accrued periodic settlements for these derivatives are reported together with results of the associated risk. Therefore, the derivatives' gains and losses and accrued periodic settlements may be recognized in Net investment income, Realized capital gains and losses or Life and annuity contract benefits during the reporting period.

SECURITY REPURCHASE AND RESALE AND SECURITIES LOANED

     Securities purchased under agreements to resell and securities sold under agreements to repurchase, including a mortgage dollar roll program, are treated as financing arrangements and are carried at the amounts at which the securities will be subsequently resold or reacquired, including accrued interest, as specified in the respective agreements. The Company's policy is to take possession or control of securities purchased under agreements to resell. Assets to be repurchased are the same, or substantially the same, as the assets transferred and the transferor, through the right of substitution, maintains the right and ability to redeem the collateral on short notice. The market value of securities to be repurchased or resold is monitored, and additional collateral is obtained, where appropriate, to protect against credit exposure.

     Securities loaned are treated as financing arrangements and are recorded in Short-term investments, Fixed income securities and Other liabilities and accrued expenses for the amount of cash received. The Company obtains collateral in an amount equal to 102% of the fair value of domestic securities. The Company monitors the market value of securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company's securities loaned are with large brokerage firms.

     Securities repurchase and resale agreements provide liquidity, and securities loaned transactions are used to generate net investment income. These instruments are short-term in nature (usually 30 days or less) and are collateralized principally by U.S. Government and mortgage-backed securities. The carrying amounts of these instruments approximate fair value because of their relatively short-term nature.

RECOGNITION OF PREMIUM AND CONTRACT CHARGE REVENUE AND RELATED BENEFITS AND INTEREST CREDITED

     Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due. Benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy and are reflected in Life and annuity contract benefits.

     Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Gross premiums in excess of the net premium on immediate annuities with life contingencies are deferred and recognized over the contract period. Contract benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy.

     Interest-sensitive life contracts, such as universal life and single premium life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and any amounts assessed against the contractholder account balance. Premiums from these contracts are reported as deposits to Contractholder funds. Contract charges consist of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and surrender charges. These revenues are recognized when levied against the account balance. Contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, market value adjusted annuities, equity-indexed annuities, immediate annuities without life contingencies, including certain structured settlement annuities, certain GICs and FAs are considered investment contracts. Deposits received for such contracts are reported as Contractholder fund deposits. Contract charges for investment contracts consist of fees or charges assessed against the contractholder account balance for contract administration and surrenders. These revenues are recognized when levied against the contractholder account balance.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Interest credited to contractholder funds represents contractual interest accrued or paid for interest-sensitive life contracts and investment contracts. Crediting rates for fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed rates. Crediting rates for indexed annuities and indexed life products are based on an interest rate index, such as LIBOR or an equity index, such as the S&P 500.

     Separate Accounts products include variable annuities, variable life contracts, and certain GICs. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. Contract charges for these contracts consist of fees assessed against the Separate Accounts account values for contract maintenance, administration, mortality, expense and surrenders. Contract benefits incurred include guaranteed minimum death benefits paid on variable annuity contracts.

DEFERRED POLICY ACQUISITION COSTS

     Costs that vary with and are primarily related to acquiring life insurance and investment business, principally agents' and brokers' remuneration, certain underwriting costs and direct mail solicitation expenses, are deferred and recorded as Deferred policy acquisition costs ("DAC"). All other acquisition expenses are charged to operations as incurred and included in Operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income. DAC is periodically reviewed as to recoverability and written down when necessary.

     For traditional life insurance and other premium paying contracts, such as immediate annuities with life contingencies and limited payment contracts, these costs are amortized over the premium paying period of the related policies in proportion to the estimated revenue on such business. Assumptions relating to estimated revenue, as well as to all other aspects of the deferred policy acquisition costs and reserve calculations, are determined based upon conditions as of the date of policy issue and are generally not revised during the life of the policy. Any deviations from projected business inforce, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

     For internal exchanges of traditional life insurance and immediate annuities with life contingencies, the unamortized balance of costs previously deferred under the original contracts are charged to income. The new costs associated with the exchange are deferred and amortized to income.

     For interest-sensitive life, variable annuities and investment contracts, DAC is amortized in relation to the present value of estimated gross profits ("EGP") on such business over the estimated lives of the contracts.
Generally, the amortization period ranges from 15-30 years, however an assumed surrender rate is also used which results in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of EGP. EGP consists of the following components: margins from mortality (including guaranteed minimum death and income benefits); contract administration, surrender and other contract charges, less maintenance expenses; and investment margin, including realized capital gains and losses. The estimation of EGP requires judgment, including the forecasting of highly uncertain events such as the level of surrenders at the end of a surrender charge period and, in some cases, future equity market performance. In estimating the impact of highly uncertain events, the Company considers historical experience as well as current trends.

     In particular, a significant degree of judgment is involved with estimating future levels of EGP for the Company's variable annuity contracts as future fee income and guaranteed minimum death benefits ("GMDBs") are highly sensitive to equity market performance. Additionally, variable annuity contractholder activity, including surrender, withdrawal, asset allocation, and annuitization, could have a significant impact on the ultimate cost of providing guaranteed minimum death and income benefits. The Company's variable annuity DAC amortization methodology includes a long-term market return assumption of approximately 9.25%, or 8.0% after average mortality and expense fees of 1.25%, for the mutual funds in which customer accounts are invested. When market returns vary from the 8.0% long-term expectation or mean, the Company assumes a reversion to the mean over a seven-year period, which includes two prior years and five future years. The assumed returns over this period are limited to a range between 0% to 13.25% after mortality and expense fees. The costs associated with GMDBs are included in EGP. Generally, less DAC is amortized during periods in which the GMDBs are higher than projected. However, if projected GMDBs cause DAC to be not fully recoverable, DAC will be written down to an amount deemed recoverable.

     Changes in the amount or timing of EGP result in adjustments to the cumulative amortization of DAC. All such adjustments are reflected in the current results of operations.

     The Company currently performs quarterly reviews of DAC recoverability for interest-sensitive life, variable annuities

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and investment contracts in the aggregate using current assumptions. Future volatility in the equity markets of similar or greater magnitude may result in disproportionate changes in the amortization of DAC. If a change in the amount of EGP is significant, it could result in the unamortized DAC not being recoverable, resulting in a charge which is included as a component of Amortization of deferred policy acquisition costs on the Consolidated Statements of Operations and Comprehensive Income.

     The cost assigned to the right to receive future cash flows from certain business purchased from other insurers is also classified as Deferred policy acquisition costs in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the life of the contracts acquired. These costs are amortized as profits emerge over the life of the acquired business, and are periodically evaluated for recoverability. Present value of future profits was $63 million and $78 million at December 31, 2002 and 2001, respectively. Amortization expense on present value of future profits was $15 million, $16 million and $11 million for the years ended December 31, 2002, 2001 and 2000, respectively.

REINSURANCE RECOVERABLE

     In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from other insurers (see Note 10). The amounts reported in the Consolidated Statements of Financial Position include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on incurred losses that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities, including Reserve for life-contingent contract benefits, are reported gross of reinsurance recoverables. Prepaid reinsurance premiums are deferred and reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company's primary liability under the policies written and therefore reinsurers and amounts recoverable are regularly evaluated by the Company.

     The Company also has reinsurance agreements that transfer the investment risk for a portion of the GMDBs and guaranteed minimum income benefits ("GMIBs") offered in certain variable contracts.

INCOME TAXES

     The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments, insurance reserves and deferred policy acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized.

SEPARATE ACCOUNTS

     The Company issues variable annuities, variable life contracts and certain GICs, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's Consolidated Statements of Operations and Comprehensive Income. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees, and mortality, surrender and expense risk charges reflected in Contract charges. Deposits to the Separate Accounts are not included in the Consolidated Statements of Cash Flows.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the underlying mutual funds of the Separate Accounts may not meet their stated investment objectives.

CONTRACTHOLDER FUNDS

     Contractholder funds arise from the issuance of interest-sensitive life policies and investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges, and administrative expenses. Detailed information on crediting rates and surrender and withdrawal provisions on contractholder funds are outlined in Note 9.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits, which relates to traditional life insurance and immediate annuities with life contingencies, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 9. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves is recorded net of tax as a reduction of the unrealized net capital gains included in Accumulated other comprehensive income.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     Commitments to invest, purchase private placement securities, and extend mortgage loans; financial guarantees and credit guarantees have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Consolidated Statements of Financial Position. The contractual amounts and fair values of these instruments are outlined in Note 7.

USE OF ESTIMATES

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

PENDING ACCOUNTING STANDARDS

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN
45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements ending after December 15, 2002. The adoption of the disclosure provisions of FIN 45 did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2002 (see Note 11). The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of the remaining provisions of FIN 45 is not expected to have a material impact on either the consolidated financial position or results of operations of the Company.

     In January 2003, the FASB issued FIN No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 addresses issues related to the consolidation of variable interest entities ("VIEs"). The effective date of this interpretation is the first fiscal year or interim period beginning after June 15, 2003 (which for the Company would be July 1, 2003). The Company has one unconsolidated special purpose entity ("SPE") that is used to issue Global Medium Term Notes ("GMTNs") to unrelated third parties. The Company is in the process of assessing whether this SPE meets the criteria to be considered a VIE, thereby requiring consolidation under FIN 46. The funding agreements issued by the Company to the SPE are reported on the Consolidated Statements of Financial Position of the Company as a component of Contractholder funds.

     On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the proposed SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits. The finalized SOP may also require a liability for guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the Consolidated Statements of Operations and Comprehensive Income depending on the market conditions at the time of adoption, but is not expected to have a material impact on the Company's Consolidated Statements of Financial Position.

     The FASB has exposed proposed guidance that addresses the accounting for certain modified coinsurance agreements. The guidance has been exposed as a FASB Interpretation of Statement 133 Implementation Issue No. B36, "Embedded
Derivatives: Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument". The proposed guidance

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requires recognizing an embedded derivative in certain reinsurance agreements when specific conditions are met. The initial impact of adopting the proposed guidance would be recorded as a cumulative adjustment to earnings in the first fiscal quarter beginning after June 15, 2003 (which for the Company would be July 1, 2003). The Company's reinsurance balances that would be subject to the proposed guidance, as currently drafted, are immaterial in the aggregate. Accordingly, the potential impact of recognizing embedded derivatives pursuant to the requirements of the proposed guidance is expected to be immaterial to both the Company's consolidated financial position and results of operations.

3.   ACQUISITIONS AND DISPOSITIONS

CURRENT YEAR:

ALLSTATE DISTRIBUTORS, LLC
     The Company terminated its joint venture agreement with Putnam Investments, LLC ("Putnam") and received a net settlement of $1.5 million from Putnam. The $1.5 million net settlement was comprised of the $2.3 million Putnam owed the Company for Allstate Distributors, LLC ("ADLLC") promotional expenses, partially offset by the $826 thousand purchase price for Putnam's 50% share of ADLLC (See
Note 5 for further discussion).

DIRECT RESPONSE LONG-TERM CARE BUSINESS
     The Company approved the disposal of its direct response long-term care business through a reinsurance transaction to be completed during 2003. As a result, the Company recognized a $3 million loss ($2 million after-tax) to reduce the carrying value of the long-term care business to its fair value.

PRIOR YEAR:

AMERICAN MATURITY LIFE INSURANCE COMPANY
     In 2001, the Company acquired blocks of business from American Maturity Life Insurance Company ("American Maturity") via coinsurance contracts. Pursuant to the terms of the coinsurance contracts, the Company assumed: variable annuities, market value adjusted annuities, equity-indexed annuities, fixed annuities, and immediate annuities. The Company received assets consisting primarily of cash, investments and accrued investment income with a fair value in an amount equal to the corresponding assumed reserves for life-contingent contract benefits and contractholder funds resulting in no goodwill.

PROVIDENT NATIONAL ASSURANCE COMPANY
     In 2001, the Company acquired Provident National Assurance Company ("PNAC"), a broadly licensed inactive company that maintains authority to sell life insurance and variable annuity products in most states, from UnumProvident Corporation. The transaction was accounted for as a purchase and the excess of the acquisition cost over the fair value of PNAC's net assets acquired of $5 million was recorded as goodwill. The Company paid consideration of $14 million as part of the acquisition. PNAC's name was subsequently changed to Allstate Assurance Company, which was redomiciled in the State of Illinois.

PT ASURANSI JIWA ALLSTATE, INDONESIA
     In 2001, the Company disposed of its operations in Indonesia through a sale and purchase agreement with The Prudential Assurance Company Limited ("Prudential"), where Prudential acquired the Company's holdings in Pt Asuransi Jiwa Allstate, Indonesia. The Company recognized a loss on the dispositions of $4 million ($3 million after-tax) and a $4 million tax benefit attributable to the inception-to-date losses of the subsidiaries, not previously recognized. The tax benefit was reported as a reduction to the Company's income tax expense on the Consolidated Statements of Operations and Comprehensive Income.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   SUPPLEMENTAL CASH FLOW INFORMATION

     The Company acquired the assets of businesses in 2001 (see Note 3) using cash and by assuming liabilities. The following is a summary of the effects of these transactions on the Company's consolidated financial position for the year ended December 31, 2001.

(IN MILLIONS)

ACQUISITIONS:
  Fair value of assets acquired                              $    (275)
  Fair value of liabilities assumed                                342
                                                             ---------
        Net cash received                                    $      67
                                                             =========

     Non-cash transactions of $299 million and $239 million, which include investment exchanges, modifications, conversions and other non-cash transactions, have been excluded from investment purchases and sales for 2001 and 2000, respectively, on the Consolidated Statements of Cash Flows to conform to the current period presentation.

     Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $98 million, $210 million and $160 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Securities lending transactions excluded from Cash flows from investing activities in the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

                                                       2002         2001         2000
                                                     ---------    ---------    ---------
(IN MILLIONS)
Purchases                                            $   2,096    $   8,128    $   4,394
Sales                                                   (2,041)      (7,864)      (4,105)
Collections                                                (25)           -            -
Net change in short-term investments                      (278)         130          371
                                                     ---------    ---------    ---------
  Net purchases                                      $    (248)   $     394    $     660
                                                     =========    =========    =========

5.   RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company utilizes services performed by its affiliates, AIC, and Allstate Investments LLC and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs allocated to the Company (see Note 15) were $238 million, $208 million, and $195 million in 2002, 2001 and 2000, respectively. A portion of these expenses relate to the acquisition of business, which is deferred and amortized into income.

STRUCTURED SETTLEMENT ANNUITIES

     The Company issued $133 million, $117 million and $96 million of structured settlement annuities, a type of immediate annuity, in 2002, 2001 and 2000, respectively, at prices determined based upon interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC. Of these amounts, $27 million, $38 million and $29 million relate to structured settlement annuities with life contingencies and are included in premium income for 2002, 2001, and 2000, respectively. In most cases, these annuities were issued under a "qualified assignment," which means the Company assumed AIC's obligation to make the future payments.

     AIC issued surety bonds, in return for premiums of $531 thousand and $817 thousand in 2001 and 2000, respectively, to guarantee the payment of structured settlement benefits assumed (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company. In previous periods, the Company had entered into a General Indemnity Agreement

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pursuant to which it has indemnified AIC for any liabilities associated with the surety bonds and gives AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds. For contracts written on or after July 1, 2001, AIC no longer issues surety bonds to guarantee the payment of structured settlement benefits. Alternatively, ALIC guarantees the payment of structured settlement benefits on all contracts issued on or after July 1, 2001.

     Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $5.29 billion and $5.23 billion at December 31, 2002 and 2001, respectively.

BROKER/DEALER AGREEMENT

     ALIC receives underwriting and distribution services from ADLLC, a broker/dealer company, for certain variable annuity contracts. Effective September 30, 2002, ALIC and Putnam terminated a joint venture agreement and ADLLC became a wholly owned subsidiary of ALIC as a result of ALIC's purchase of Putnam's 50% ownership therein. ALIC incurred $32 million, $80 million and $100 million of commission and other distribution expenses from ADLLC for the years ending December 31, 2002, 2001 and 2000, respectively. Other distribution expenses included administrative, legal, financial management and sales support which ALIC provides to ADLLC, for which ALIC earned administration fees of $1 million, $1 million and $2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Other distribution expenses also include marketing expenses for subsidizing bonus interest crediting rates associated with ALIC's variable annuity dollar cost averaging program for which ADLLC reimbursed ALIC $1 million, $7 million and $6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

REINSURANCE TRANSACTIONS

     The Company has a coinsurance contract with Columbia Universal Life Insurance Company ("Columbia"), an affiliate of the Company, to assume 100% of fixed annuity business inforce as of June 30, 2000 and new business as written. In addition, the Company has a modified coinsurance contract with Columbia to assume 100% of traditional life and accident and health business inforce on the effective date of July 1, 2000 and new business as written. Both agreements are continuous but may be terminated by either party with 30 days notice, material breach by either party, or by Columbia in the event of the Company's non-payment of reinsurance amounts due. As of May 31, 2001, Columbia ceased issuing new contracts. During 2002, 2001 and 2000, the Company assumed $19 million, $21 million and $10 million, respectively, in premiums and contract charges from Columbia.

     The Company has a modified coinsurance contract with Allstate Reinsurance, Ltd. ("Allstate Re"), an affiliate of the Company, to cede 50% of certain fixed annuity business issued under a distribution agreement with PNC Bank NA. Under the terms of the contract, a trust has been established to provide protection to the Company for ceded liabilities. This agreement is continuous but may be terminated by either party with 60 days notice. During 2002, 2001 and 2000, the Company ceded $329 thousand, $236 thousand and $228 thousand, respectively, in contract charges to Allstate Re.

     The Company has a contract to assume 100% of all credit insurance written by AIC. This agreement is continuous but may be terminated by either party with 60 days notice. The Company assumed premiums from AIC in the amount of $18 million in 2002 and $29 million during both 2001 and 2000, respectively.

     ALIC enters into certain intercompany reinsurance transactions with its wholly owned subsidiaries. ALIC enters into these transactions in order to maintain underwriting control and spread risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany transactions have been eliminated in consolidation.

     Effective January 1, 2003, Northbrook Life Insurance Company ("NLIC"), a wholly owned subsidiary of ALIC, will be merged into ALIC to achieve future cost savings and operational efficiency. The merger will have no impact on the Company's results of operations or financial position.

PREFERRED STOCK

     Redeemable preferred stock--series A subscriptions receivable balance at December 31, 2001 related to the Company's issuance of redeemable preferred shares to The Northbrook Corporation, a wholly owned subsidiary of the Corporation, in return for $14 million cash, which was received on January 14, 2002.

     AIC guarantees the repayment of notes payable and the interest thereon issued to Morgan Stanley DW, Inc. under the terms of a distribution agreement with The Northbrook Corporation. The balance of the notes payable was $93 million at December 31, 2002.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (Note 12).

DEBT

     The Company had no outstanding debt at December 31, 2002 or 2001. The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the inter-company loan agreement at December 31, 2002 or 2001. The Corporation uses commercial paper borrowings, bank lines of credit and repurchase agreements to fund inter-company borrowings.

6.   INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                                 GROSS UNREALIZED
                                                              -----------------------
                                                AMORTIZED
                                                  COST          GAINS       LOSSES      FAIR VALUE
                                                ----------   ----------   ----------    ----------
(IN MILLIONS)
AT DECEMBER 31, 2002
U.S. government and agencies                    $    2,323   $      740   $        -    $    3,063
Municipal                                            1,224           68           (3)        1,289
Corporate                                           24,618        1,859         (342)       26,135
Foreign government                                   1,090          269           (2)        1,357
Mortgage-backed securities                           9,912          474           (8)       10,378
Asset-backed securities                              2,447           63          (37)        2,473
Redeemable preferred stock                             109            2           (1)          110
                                                ----------   ----------   ----------    ----------
   Total fixed income securities                $   41,723   $    3,475   $     (393)   $   44,805
                                                ==========   ==========   ==========    ==========

AT DECEMBER 31, 2001
U.S. government and agencies                    $    1,845   $      384   $       (2)   $    2,227
Municipal                                            1,162           40            -         1,202
Corporate                                           21,354          959         (239)       22,074
Foreign government                                     938          113            -         1,051
Mortgage-backed securities                           7,927          259          (22)        8,164
Asset-backed securities                              2,395           50          (35)        2,410
Redeemable preferred stock                              97            2           (1)           98
                                                ----------   ----------   ----------    ----------
   Total fixed income securities                $   35,718   $    1,807   $     (299)   $   37,226
                                                ==========   ==========   ==========    ==========

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2002:

                                                                           AMORTIZED       FAIR
                                                                             COST          VALUE
                                                                           ----------   ----------
(IN MILLIONS)
Due in one year or less                                                    $    1,060   $    1,083
Due after one year through five years                                           8,020        8,391
Due after five years through ten years                                         11,849       12,572
Due after ten years                                                             8,435        9,908
                                                                           ----------   ----------
                                                                               29,364       31,954
Mortgage- and asset-backed securities                                          12,359       12,851
                                                                           ----------   ----------
   Total                                                                   $   41,723   $   44,805
                                                                           ==========   ==========

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment, mortgage- and asset-backed securities have not been reflected based on their contractual maturities.

NET INVESTMENT INCOME

                                                                            2002          2001         2000
                                                                         ----------    ----------   ----------
(IN MILLIONS)
Fixed income securities                                                  $    2,736    $    2,536   $    2,245
Mortgage loans                                                                  403           366          317
Equity securities                                                                17            23           19
Other                                                                           (63)           46           93
                                                                         ----------    ----------   ----------
  Investment income, before expense                                           3,093         2,971        2,674
  Investment expense                                                            110           132           85
                                                                         ----------    ----------   ----------
     Net investment income                                               $    2,983    $    2,839   $    2,589
                                                                         ==========    ==========   ==========

     Net investment income from equity securities includes income from partnership interests of $19 million, $15 million and $13 million for the years ended December 31, 2002, 2001 and 2000, respectively.

REALIZED CAPITAL GAINS AND LOSSES, AFTER TAX

     Realized capital gains and losses by security type, for the year ended December 31, are as follows:

                                                                            2002          2001        2000
                                                                         ----------    ----------   ----------
(IN MILLIONS)
Fixed income securities                                                  $     (137)   $     (134)  $     (132)
Equity securities                                                                (9)            9          102
Other                                                                          (281)          (88)           4
                                                                         ----------    ----------   ----------
  Realized capital gains and losses                                            (427)         (213)         (26)
  Income taxes                                                                 (150)          (75)          (9)
                                                                         ----------    ----------   ----------
     Realized capital gains and losses, after tax                        $     (277)   $     (138)  $      (17)
                                                                         ==========    ==========   ==========

     Realized capital gains and losses by transaction type, for the year ended December 31, are as follows:

                                                                            2002          2001         2000
                                                                         ----------    ----------   ----------
(IN MILLIONS)
Investment write-downs                                                   $     (309)   $     (150)  $      (56)
Sales
  Fixed income and equity securities                                           (108)            2           28
  Futures contracts                                                               2            (3)           3
  Other                                                                           1             -            -
                                                                         ----------    ----------   ----------
     Total sales                                                               (105)           (1)           31
Valuation of derivative instruments                                             (23)          (64)          (1)
Realized capital gains and losses on other securities                            10             2            -
                                                                         ----------    ----------   ----------
     Realized capital gains and losses, pre-tax                                (427)         (213)         (26)
       Income taxes                                                            (150)          (75)          (9)
                                                                         ----------    ----------   ----------
          Realized capital gains and losses, after-tax                   $     (277)   $     (138)  $      (17)
                                                                         ==========    ==========   ==========

     Excluding the effects of calls and prepayments, gross gains of $222 million, $223 million and $151 million and gross losses of $328 million, $238 million and $228 million were realized on sales of fixed income securities during 2002, 2001 and 2000, respectively.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses on fixed income securities, equity securities and derivative instruments included in Accumulated other comprehensive income at December 31, 2002 are as follows:

                                                                      GROSS UNREALIZED
                                                                   -----------------------
                                                       FAIR                                   UNREALIZED
                                                       VALUE         GAINS        LOSSES      NET GAINS
                                                     ----------    ----------   ----------    ----------
(IN MILLIONS)
Fixed income securities                              $   44,805    $    3,475   $     (393)   $    3,082
Equity securities                                           183             4          (12)           (8)
Derivative instruments                                        4             4           (2)            2
                                                     ----------    ----------   ----------    ----------
   Total                                             $   44,992    $    3,483   $     (407)        3,076
                                                     ==========    ==========   ==========
Deferred income taxes, deferred policy
acquisition costs and other                                                                       (2,024)
                                                                                              ----------
Unrealized net capital gains and losses                                                       $    1,052
                                                                                              ==========

     At December 31, 2001, equity securities had gross unrealized gains of $10 million and gross unrealized losses of $5 million.

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------------
                                                                                      2002          2001          2000
                                                                                   ----------    ----------    ----------
(IN MILLIONS)
Fixed income securities                                                            $    1,574    $      279    $    1,051
Equity securities                                                                         (13)          (43)         (161)
Derivative instruments                                                                     (6)            8             -
                                                                                   ----------    ----------    ----------
   Total                                                                                1,555           244           890
Deferred income taxes, deferred policy acquisition costs and other                     (1,139)         (168)         (539)
                                                                                   ----------    ----------    ----------
   Increase in unrealized net capital gains and losses                             $      416    $       76    $      351
                                                                                   ==========    ==========    ==========

MORTGAGE LOAN IMPAIRMENT

     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     The components of impaired loans at December 31 are as follows:

                                                                                                    2002          2001
                                                                                                 ----------    ----------
(IN MILLIONS)
Impaired loans
   With valuation allowances                                                                     $        -    $       21
   Less: valuation allowance                                                                              -            (5)
   Without valuation allowances                                                                          11             5
                                                                                                 ----------    ----------
      Net carrying value of impaired loans                                                       $       11    $       21
                                                                                                 ==========    ==========

     The net carrying value of impaired loans at December 31, 2002 and 2001 was comprised of loans in the process of foreclosure and delinquent loans of $11 million and $12 million, respectively, measured at the fair value of the collateral, and restructured loans of $0 million and $9 million, respectively, measured at the present value of the loan's expected future cash flows discounted at the loan's effective interest rate. Impaired loans without valuation allowances include collateral dependent loans where the fair value of the collateral is greater than the recorded investment in the loans.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Interest income is recognized on a cash basis for impaired loans, beginning at the time of impairment. For impaired loans that have been restructured, interest is accrued based on the principal amount at the adjusted interest rate. The Company recognized interest income of $1 million on impaired loans during each of 2002, 2001 and 2000, all of which was received in cash. The average balance of impaired loans was $16 million, $27 million and $33 million during 2002, 2001 and 2000, respectively.

     Valuation allowances for mortgage loans at December 31, 2002, 2001 and 2000, were $0 million, $5 million and $5 million, respectively. Direct writedowns of the gross carrying amounts of mortgage loans were $5 million, $0 million and $0 million for the years ended December 31, 2002, 2001 and 2000, respectively. For the years ended December 31, 2002, 2001 and 2000, net reductions to mortgage loan valuation allowances were $5 million, $300 thousand and $2 million, respectively.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND PORTFOLIOS

     The Company maintains a diversified portfolio of municipal bonds. Except for the following states, holdings in no other state exceeded 5% of the portfolio at December 31,:

(% OF MUNICIPAL BOND PORTFOLIO CARRYING VALUE)                      2002          2001
                                                                 ----------    ----------
California                                                             27.2%         23.4%
Texas                                                                  13.0           5.4
New York                                                                9.4           9.6
Pennsylvania                                                            7.2           7.3
Ohio                                                                    5.6           5.5

INVESTMENT CONCENTRATION FOR COMMERCIAL MORTGAGE PORTFOLIOS AND OTHER INVESTMENT INFORMATION

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. Except for the following, holdings in no other state exceeded 5% of the portfolio at December 31,:

(% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)                 2002          2001
                                                                 ----------    ----------
California                                                             14.7%         16.9%
Illinois                                                                7.8           7.6
Texas                                                                   7.3           7.0
Florida                                                                 6.7           7.0
New Jersey                                                              6.5           6.4
Pennsylvania                                                            6.0           5.3
New York                                                                5.6           5.3

     The types of properties collateralizing the commercial mortgage loans at December 31, are as follows:

                                                                     2002         2001
                                                                 ----------    ----------
(% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)
Office buildings                                                       33.6%         34.3%
Warehouse                                                              20.8          20.3
Retail                                                                 19.5          20.0
Apartment complex                                                      19.0          18.4
Industrial                                                              1.8           1.9
Other                                                                   5.3           5.1
                                                                 ----------    ----------
                                                                      100.0%        100.0%
                                                                 ==========    ==========

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2002, for loans that were not in foreclosure are as follows:

                                         NUMBER OF     CARRYING
                                           LOANS        VALUE       PERCENT
                                         ---------     --------     -------
($ IN MILLIONS)
2003                                            67     $    272         4.6%
2004                                            49          294         5.0
2005                                            95          599        10.2
2006                                           120          734        12.5
2007                                           131          784        13.3
Thereafter                                     610        3,200        54.4
                                         ---------     --------     -------
  Total                                      1,072     $  5,883       100.0%
                                         =========     ========     =======

     In 2002, $286 million of commercial mortgage loans were contractually due. Of these, 58.9% were paid as due, 36.8% were refinanced at prevailing market terms, 4.3% were foreclosed or are in the process of foreclosure and none are in the process of refinancing or restructuring discussions.

     Included in fixed income securities are below investment grade assets totaling $3.66 billion and $2.76 billion at December 31, 2002 and 2001, respectively. The Company defines its below investment grade assets as those securities with a National Association of Insurance Commissioners ("NAIC") rating between 3 and 6, or a Moody's equivalent rating of "Ba" or lower, or a comparable company internal rating.

     At December 31, 2002, the carrying value of investments, excluding equity securities, that were non-income producing during 2002 was $5 million.

     At December 31, 2002, fixed income securities with a carrying value of $80 million were on deposit with regulatory authorities as required by law.

SECURITIES LENDING

     The Company participates in securities lending programs, primarily for investment yield enhancement purposes, with third parties, which mostly include large brokerage firms. At December 31, 2002 and 2001, fixed income securities with a carrying value of $1.04 billion and $964 million, respectively, have been loaned under these agreements. In return, the Company receives cash that is subsequently invested and included in Short-term investments and Fixed income securities with an offsetting liability recorded in Other Liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $5 million, $6 million and $2 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

7.   FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including DAC and Reinsurance recoverables, net) and liabilities (including Reserve for life-contingent contract benefits, Contractholder Funds pertaining to interest-sensitive life contracts and Deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments such as Accrued investment income and Cash are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL ASSETS

     The carrying value and fair value of financial assets at December 31, are as follows:

                                                           2002                       2001
                                                  ----------------------     ---------------------
                                                  CARRYING        FAIR       CARRYING       FAIR
                                                   VALUE         VALUE        VALUE         VALUE
                                                  ---------     --------     --------     --------
(IN MILLIONS)
Fixed income securities                           $  44,805     $ 44,805     $ 37,226     $ 37,226
Mortgage loans                                        5,883        6,398        5,450        5,588
Equity securities                                       183          183          201          201
Short-term investments                                  839          839          672          672
Policy loans                                            692          692          673          673
Separate Accounts                                    11,125       11,125       13,587       13,587

     Fair values of publicly traded fixed income securities are based upon independent market quotations or dealer quotes. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models which utilized internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. Equity securities are valued based principally on independent market quotations. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of less than one year whose carrying values are deemed to approximate fair value. The carrying value of policy loans is deemed to approximate fair value. Separate Accounts assets are carried in the Consolidated Statements of Financial Position at fair value based on quoted market prices.

FINANCIAL LIABILITIES

     The carrying value and fair value of financial liabilities at December 31, are as follows:

                                                            2002                     2001
                                                  ----------------------     ---------------------
                                                  CARRYING        FAIR       CARRYING      FAIR
                                                   VALUE          VALUE       VALUE        VALUE
                                                  ---------     --------     --------     --------
(IN MILLIONS)
Contractholder funds on investment contracts      $  32,355     $ 32,601     $ 26,615     $ 26,572
Security repurchase agreements                        1,236        1,236        1,472        1,472
Separate Accounts                                    11,125       11,125       13,587       13,587

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered to be financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. GICs, FAs, and immediate annuities without life contingencies are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at market value in the consolidated financial statements.

     Security repurchase agreements are valued at carrying value due to their short-term nature. Separate Accounts liabilities are carried at the fair value of the underlying assets.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company primarily uses derivative financial instruments to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and in conjunction with asset/liability management. The Company does not hold or issue these instruments for trading purposes.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the notional amount, credit exposure, fair value and carrying value of the Company's derivative financial instruments at December 31, 2002 as follows:

                                                                                                   CARRYING         CARRYING
                                                           NOTIONAL      CREDIT       FAIR          VALUE            VALUE
                                                            AMOUNT     EXPOSURE(1)   VALUE(1)      ASSETS(1)    (LIABILITIES)(1)
                                                          ----------   ----------   ----------    ----------    ----------------
(IN MILLIONS)
INTEREST RATE CONTRACTS
Interest rate swap agreements                             $    9,091   $      (42)  $     (307)   $      (42)      $     (265)
Financial futures contracts                                      384            -            -             -                -
Interest rate cap and floor agreements                         1,581            9           44             9               35
                                                          ----------   ----------   ----------    ----------       ----------
     Total interest rate contracts                            11,056          (33)        (263)          (33)            (230)
                                                          ----------   ----------   ----------    ----------       ----------
EQUITY AND INDEX CONTRACTS
Options, financial futures, and warrants                       1,099           10            5            10               (5)
                                                          ----------   ----------   ----------    ----------       ----------
FOREIGN CURRENCY CONTRACTS
Foreign currency swap agreements                               1,762          259          285           259               26
Foreign currency futures                                          11            -            -             -                -
                                                          ----------   ----------   ----------    ----------       ----------
     Total foreign currency contracts                          1,773          259          285           259               26
                                                          ----------   ----------   ----------    ----------       ----------
EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS
Conversion options in fixed income securities                    480          122          122           122                -
Equity-indexed options in life and annuity
   product contracts                                              65            -           32             -               32
Forward starting options in annuity product
   contracts                                                   1,363            -           (3)            -               (3)
Put options in variable product contracts                         48            -            -             -                -
Credit default swaps agreements                                   25            -           (2)           (2)               -
                                                          ----------   ----------   ----------    ----------       ----------
     Total embedded derivative financial
        instruments                                            1,981          122          149           120               29
                                                          ----------   ----------   ----------    ----------       ----------
OTHER DERIVATIVE FINANCIAL INSTRUMENTS
Synthetic guaranteed investment contracts                          6            -            -             -                -
Reinsurance of guaranteed minimum income
   annuitization options in variable contracts                    32            -           29            29                -
Forward contracts for TBA mortgage securities                      -            -            -             -                -
                                                          ----------   ----------   ----------    ----------       ----------
   Total other derivative financial instruments                   38            -           29            29                -
                                                          ----------   ----------   ----------    ----------       ----------
Total derivative financial instruments                    $   15,947   $      358   $      205    $      385       $     (180)
                                                          ==========   ==========   ==========    ==========       ==========

-----------
(1) CREDIT EXPOSURE AND CARRYING VALUE INCLUDE THE EFFECTS OF LEGALLY ENFORCEABLE MASTER NETTING AGREEMENTS. FAIR VALUE AND CARRYING VALUE OF THE ASSETS AND LIABILITIES EXCLUDE ACCRUED PERIODIC SETTLEMENTS WHICH ARE REPORTED IN ACCRUED INVESTMENT INCOME.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the notional amount, credit exposure, fair value and carrying value of the Company's derivative financial instruments at December 31, 2001 as follows:

                                                                                                   CARRYING         CARRYING
                                                           NOTIONAL      CREDIT        FAIR          VALUE           VALUE
                                                            AMOUNT     EXPOSURE(1)   VALUE(1)      ASSETS(1)    (LIABILITIES)(1)
                                                          ----------   -----------  ----------    ----------    ----------------
(IN MILLIONS)
INTEREST RATE CONTRACTS
Interest rate swap agreements                             $    5,887   $       15   $     (100)   $       15    $     (115)
Financial futures contracts                                      338            1            1             1             -
Interest rate cap and floor agreements                         1,536            -            1             -             1
                                                          ----------   ----------   ----------    ----------    ----------
     Total interest rate contracts                             7,761           16          (98)           16          (114)
                                                          ----------   ----------   ----------    ----------    ----------
EQUITY AND INDEX CONTRACTS
Options, financial futures, and warrants                       1,107           16           12            16            (4)
                                                          ----------   ----------   ----------    ----------    ----------
FOREIGN CURRENCY CONTRACTS
Foreign currency swap agreements                               1,544           26           28            26             2
                                                          ----------   ----------   ----------    ----------    ----------
EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS
Conversion options in fixed income securities                    588          173          173           173             -
Equity-indexed options in life and annuity
   product contracts                                              71            -          (44)            -           (44)
Forward starting options in annuity product
   contracts                                                   1,389            -           (5)            -            (5)
Put options in variable product contracts                         73            -            -             -             -
Credit default swaps agreements                                    -            -            -             -             -
                                                          ----------   ----------   ----------    ----------    ----------
     Total embedded derivative financial instruments           2,121          173          124           173           (49)
                                                          ----------   ----------   ----------    ----------    ----------
OTHER DERIVATIVE FINANCIAL INSTRUMENTS
Synthetic guaranteed investment contracts                          5            -            -             -             -
Reinsurance of guaranteed minimum income
   annuitization options in variable contracts                    41            -           12            12             -
Forward contracts for TBA mortgage securities                    470            7            7             7             -
                                                          ----------   ----------   ----------    ----------    ----------
   Total other derivative financial instruments                  516            7           19            19             -
                                                          ----------   ----------   ----------    ----------    ----------
Total derivative financial instruments                    $   13,049   $      238   $       85    $      250    $     (165)
                                                          ==========   ==========   ==========    ==========    ==========

----------
(1) CREDIT EXPOSURE AND CARRYING VALUE INCLUDE THE EFFECTS OF LEGALLY ENFORCEABLE MASTER NETTING AGREEMENTS. FAIR VALUE AND CARRYING VALUE OF THE ASSETS AND LIABILITIES EXCLUDE ACCRUED PERIODIC SETTLEMENTS WHICH ARE REPORTED IN ACCRUED INVESTMENT INCOME.

     The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements, and are not representative of the potential for gain or loss on these agreements.

     Credit exposure represents the Company's potential loss if all of the counterparties failed to perform under the contractual terms of the contracts and all collateral, if any, became worthless. This exposure is measured by the fair value of contracts with a positive fair value at the reporting date reduced by the effect, if any, of master netting or collateral agreements.

     The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company utilizes master netting agreements for all over-the-counter derivative transactions including interest rate swap, interest rate cap, and interest rate floor agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. To date, the Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives including futures and certain option contracts are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with these transactions.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. For exchange traded derivative contracts, the fair value is based on dealer or exchange quotes. The fair value of non-exchange traded derivative contracts, including embedded derivative financial instruments subject to bifurcation, is based on either independent third party pricing sources or widely accepted pricing and valuation models which utilize independent third party data as inputs.

     The following table summarizes the counterparty credit exposure by counterparty credit rating at December 31, as it relates to interest rate swap, currency swap, interest rate cap and interest rate floor agreements.

($ IN MILLIONS)

                                      2002                                                         2001
              --------------------------------------------------------    -------------------------------------------------------
              NUMBER OF                                    EXPOSURE,      NUMBER OF                                   EXPOSURE,
               COUNTER-     NOTIONAL       CREDIT           NET OF         COUNTER-     NOTIONAL      CREDIT           NET OF
RATING(1)      PARTIES       AMOUNT      EXPOSURE(2)     COLLATERAL(2)     PARTIES       AMOUNT     EXPOSURE(2)     COLLATERAL(2)
----------    ---------     --------     -----------     -------------    ---------     --------    -----------     -------------
  AAA                 2     $  1,530     $         -     $           -            2     $  1,114    $         -     $           -
  AA+                 -            -               -                 -            1          746              -                 -
  AA                  2        1,399              91                24            5        2,119              -                 -
  AA-                 5        3,209               -                 -            6        3,787             34                20
  A+                  6        5,581             135                10            3        1,035              7                 7
   A                  1          716               -                 -            1          166              -                 -
              ---------     --------     -----------     -------------    ---------     --------    -----------     -------------
Total                16     $ 12,435     $       226     $          34           18     $  8,967    $        41     $          27
              =========     ========     ===========     =============    =========     ========    ===========     =============

(1)    RATING IS THE LOWER OF STANDARD & POOR'S OR MOODY'S RATINGS.

(2) FOR EACH COUNTERPARTY, ONLY OVER-THE-COUNTER DERIVATIVES WITH A NET POSITIVE MARKET VALUE ARE INCLUDED.

     Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions. The Company mitigates this risk through established risk control limits set by senior management. In addition, changes in fair value of the Company's derivative financial instruments used for risk management purposes are generally offset by the change in the fair value or cash flows of the hedged risk component of the related assets, liabilities or forecasted transactions.

     The Company reclassified pretax net losses of $259 thousand and pretax net gains of $4 million from Accumulated other comprehensive income to Net income during 2002 and 2001, respectively. These amounts related to cash flow hedges. During 2003, the Company expects to release an estimated $756 thousand of pretax net losses from Accumulated other comprehensive income to Net income. For the periods ending December 31, 2002 and 2001, the Company did not terminate any hedge of a forecasted transaction because it was no longer probable that the forecasted transaction would occur. Therefore, no gains or losses were reclassified from Accumulated other comprehensive income to Realized capital gains and losses related thereto.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the derivative instruments used by the Company. Included in the table is a description of the individual derivative instruments, the risk management strategies to which they relate, and the financial statement reporting for the derivative instruments including the classification of fair value changes and periodic accruals and settlements, if any, in the Company's consolidated financial statements as of and for the periods ending December 31, 2002 and 2001. Amounts reported are on a pre-tax basis.

                           DESCRIPTION AND
     INSTRUMENT        RISK MANAGEMENT STRATEGY       FINANCIAL STATEMENT REPORTING            2002                   2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         ASSET /    INCOME /   ASSET /    INCOME /
                                                                                       (LIABILITY) (EXPENSE) (LIABILITY) (EXPENSE)
----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE
CONTRACTS:
   INTEREST RATE     DESCRIPTION                   STATEMENT OF FINANCIAL POSITION
   SWAP AGREEMENTS   Agreements to periodically
                     exchange the difference       -    Fair values are reported as
                     between two designated sets        follows:
                     of cash flows (fixed to            -   Other investments.          $   (42)             $    15
                     variable rate, variable to         -   Other liabilities and
                     fixed rate, or variable to             accrued expenses.              (265)                (115)
                     variable rate) based upon     -    When hedge accounting is
                     designated market rates or         applied, the carrying values
                     rate indices and a notional        of the hedged items are
                     amount.                            adjusted for changes in the
                                                        fair value of the hedged
                     Master netting agreements          risk.  The fair value of
                     are used to minimize credit        hedged risks are reported as
                     risk. In addition, when            follows:
                     applicable, parties are            -  Fixed income securities.         409                  123
                     required to post                   -  Mortgage loans.                   62                   10
                     collateral. As of December         -  Contractholder funds.           (141)                 (47)
                     31, 2002, the Company
                     pledged to counterparties     STATEMENT OF OPERATIONS
                     $12 million of securities     -    For hedge accounting, changes
                     as collateral, while               in fair value of the
                     holding $18 million of cash        instruments are matched
                     posted by counterparties as        together with changes in fair
                     collateral, for                    value of the hedged risks and
                     over-the-counter                   are reported as follows:
                     instruments.                           -   Net investment income.             $ (390)               $ (93)
                                                            -   Life and annuity
                     RISK MANAGEMENT STRATEGY                   contract benefits                      94                   47
                                                        -    Periodic accruals and
                     Primarily used to change                settlements are reported
                     the interest rate                       as follows:
                     characteristics of existing            -   Net investment income.               (178)                 (61)
                     assets or liabilities to               -   Life and annuity
                     facilitate asset-liability                 contract benefits                      50                   17
                     management.                   -    Hedge ineffectiveness is
                                                        reported as Realized capital
                                                        gains and losses.                             (15)                   6
                                                   -    When hedge accounting is not
                                                        applied, changes in fair
                                                        values of the instruments are
                                                        classified consistent with
                                                        the risk being hedged:
                                                        -    Periodic accruals
                                                             and settlements are
                                                             reported as Net
                                                             investment income.                        33                    7
                                                        -    Changes in fair value are
                                                             reported in Realized
                                                             capital gains and losses                  50                   (4)

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DESCRIPTION AND
     INSTRUMENT         RISK MANAGEMENT STRATEGY       FINANCIAL STATEMENT REPORTING            2002                2001
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                          ASSET /    INCOME /   ASSET /    INCOME /
                                                                                        (LIABILITY) (EXPENSE) (LIABILITY) (EXPENSE)
-----------------------------------------------------------------------------------------------------------------------------------
   FINANCIAL          DESCRIPTION                   STATEMENT OF FINANCIAL POSITION
   FUTURES CONTRACTS  Futures contracts are         Fair values are reported as
                      commitments to purchase or    follows:
                      sell designated financial          -  Other investments.           $     -              $     1
                      instruments at a future            -  Other liabilities and
                      date for a specified price            accrued expenses.                  -                    -
                      or yield. These contracts
                      are traded on organized       STATEMENT OF OPERATIONS
                      exchanges and cash settle     Changes in fair value of the
                      on a daily basis.  The        instruments, some of which are
                      exchange requires margin      recognized through daily cash
                      deposits as well as daily     settlements, are classified
                      cash settlements of           consistent with the risks being
                      margin. As of December 31,    hedged and are reported as
                      2002, the Company pledged     follows:
                      margin deposits in the             -  Realized capital gains
                      form of marketable                    and losses.                             $    2                $  (3)
                      securities totaling $3             -  Life and annuity contract
                      million.                              benefits.                                   (1)                   -

                      RISK MANAGEMENT STRATEGIES

                      Generally used to manage
                      interest rate risk related to
                      certain annuity contracts.
                      Financial futures are also
                      used to reduce interest rate
                      risk related to forecasted
                      purchases and sales of
                      marketable investment
                      securities.

   INTEREST RATE      DESCRIPTION                   STATEMENT OF FINANCIAL POSITION
   CAP AND FLOOR      In exchange for a premium,    Fair values are reported as
   AGREEMENTS         these contracts provide       follows:
                      the holder with the right          -   Other investments.          $     9              $     -
                      to receive at a future             -   Other liabilities and
                      date, the amount, if any,              accrued expenses.                35                    1
                      by which a specified
                      market interest rate          STATEMENT OF OPERATIONS
                      exceeds the fixed cap rate    Changes in fair value of the
                      or falls below the fixed      instruments are classified
                      floor rate, applied to a      consistent with the risks being
                      notional amount.              hedged.
                                                         -   Periodic accruals and
                      RISK MANAGEMENT STRATEGIES             settlements are reported
                      Used to reduce exposure to             as follows:
                      rising or falling interest            -   Net investment income.              $    -                $   -
                      rates relative to certain             -   Life and annuity
                      existing assets and                       contract benefits                        -                    -
                      liabilities in conjunction         -   Changes in fair values
                      with asset-liability                   are reported in Realized
                      management.                            capital gains and losses.                  (5)                  (1)

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DESCRIPTION AND
     INSTRUMENT         RISK MANAGEMENT STRATEGY       FINANCIAL STATEMENT REPORTING            2002                2001
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                          ASSET /    INCOME /   ASSET /    INCOME /
                                                                                        (LIABILITY) (EXPENSE) (LIABILITY) (EXPENSE)
-----------------------------------------------------------------------------------------------------------------------------------
EQUITY AND INDEX
CONTRACTS:
   OPTIONS,           DESCRIPTION                   STATEMENT OF FINANCIAL POSITION
   FINANCIAL          These indexed instruments     Fair values are reported as
   FUTURES, AND       provide returns at            follows:
   WARRANTS           specified or optional              -  Equity securities.           $     8              $    15
                      dates based upon a                 -  Other investments.                 2              $     1
                      specified index applied            -   Other liabilities and
                      to the instrument's                    accrued expenses.                (5)                  (5)
                      notional amount. Index
                      futures are traded on         STATEMENT OF OPERATIONS
                      organized exchanges and       Changes in fair values of the
                      cash settle on a daily        instruments, some of which are
                      basis.  The exchange          recognized through daily cash
                      requires margin deposits      settlements, are classified with
                      as well as daily cash         the risk being hedged and are
                      settlements of margin.        reported as follows:
                      The Company pledged $43            -  Life and annuity
                      million of securities in              contract benefits.                      $  (66)               $ (56)
                      the form of margin                 -  Realized capital gains
                      deposits as of December               and losses.                                  1                    -
                      31, 2002. Stock warrants
                      provide the right to
                      purchase common stock at
                      predetermined prices.

                      RISK MANAGEMENT STRATEGIES
                      Indexed instruments are
                      primarily utilized to reduce
                      the market risk associated
                      with certain annuity
                      contracts. Stock warrants are
                      generally received in
                      connection with the purchase
                      of debt or preferred stock
                      investments.

FOREIGN CURRENCY
CONTRACTS:

   FOREIGN CURRENCY   DESCRIPTION                   STATEMENT OF FINANCIAL POSITION
   SWAP AGREEMENTS    These contracts involve       -  Fair values are reported as
                      the periodic exchange of         follows:
                      consideration based on             -  Other investments.           $   259              $    26
                      relative changes in two            -   Other liabilities and
                      designated currencies                  accrued expenses.                26                    2
                      and, if applicable,                -  Fixed income securities.           -                   (6)
                      differences between fixed     -    Since hedge accounting is
                      rate and variable cash             applied, carrying value of
                      flows or two different             the hedged item,
                      variable cash flows, all           Contractholder funds, is
                      based on a pre-determined          adjusted for changes in the
                      notional amount.  As of            fair value of the hedged
                      December 31, 2002,                 risk.                              (285)                 (22)
                      counterparties pledged
                      $176 million in cash to       STATEMENT OF OPERATIONS
                      the Company under             -    Changes in fair value of
                      existing agreements for            the instruments are matched
                      over-the-counter foreign           together with the changes
                      currency swap agreements.          in fair values of the
                                                         hedged risks and reported
                      RISK MANAGEMENT STRATEGIES         in Life and annuity
                      These agreements are               contract benefits.                         $ (263)               $ (22)
                      entered into primarily to     -    Periodic accruals and
                      manage the foreign                 settlements are reported in
                      currency risk associated           Life and annuity contract
                      with issuing foreign               benefits                                      (30)                 (43)
                      currency denominated          -    Hedge ineffectiveness would
                      funding agreements. In             be reported in Realized
                      addition to hedging                gains and losses.                               -                    -
                      foreign currency risk,
                      they may also change the
                      interest rate
                      characteristics of the
                      funding agreements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DESCRIPTION AND
     INSTRUMENT         RISK MANAGEMENT STRATEGY       FINANCIAL STATEMENT REPORTING            2002                2001
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                          ASSET /    INCOME /   ASSET /    INCOME /
                                                                                        (LIABILITY) (EXPENSE) (LIABILITY) (EXPENSE)
-----------------------------------------------------------------------------------------------------------------------------------
   FOREIGN CURRENCY   DESCRIPTION                   STATEMENT OF FINANCIAL POSITION
   FUTURES CONTRACTS  The contracts are traded      Fair values are reported as
                      on domestic and foreign       follows:
                      organized exchanges           -  Other investments.                $     -              $     -
                      covering various              -  Other liabilities and accrued
                      currencies and cash              expenses.                               -                    -
                      settle on a daily basis.
                      The exchange requires         STATEMENT OF OPERATIONS
                      margin deposits as well       Changes in fair value of the
                      as daily cash settlements     instruments are reported
                      of margin. These contracts    consistent with the risks being
                      represent standard agreements hedged in Life and annuity
                      to buy or sell a foreign      contracts benefits.                             $    1                $   -
                      currency at a specified rate
                      at a specified future date.
                      As of December 31, 2002, the
                      Company had pledged margin
                      deposits in the form of
                      marketable securities
                      totaling $1 million.

                      RISK MANAGEMENT STRATEGIES
                      These contracts are used to
                      hedge the currency risk
                      associated with certain
                      funding agreements and
                      variable contract features.

EMBEDDED
DERIVATIVE
FINANCIAL
INSTRUMENTS:

  CONVERSION          DESCRIPTION                   STATEMENT OF FINANCIAL POSITION
  OPTIONS IN FIXED    These securities have         Fair value is reported together
  INCOME SECURITIES   embedded options, which       with the host contracts in Fixed
                      provide the Company with      income securities.                   $   122              $   173
                      the right to convert the
                      instrument into a             STATEMENT OF OPERATIONS
                      predetermined number of       Changes in fair value are
                      shares of common stock.       reported in Realized capital
                      Securities owned and          gains and losses.                               $  (55)               $ (70)
                      subject to bifurcation
                      include convertible bonds
                      and convertible
                      redeemable preferred
                      stocks.

  EQUITY INDEXED      DESCRIPTION                   STATEMENT OF FINANCIAL POSITION
  OPTIONS IN LIFE     These contracts provide       Fair value is reported together
  AND ANNUITY         the owner with returns        with the host contracts in
  PRODUCT CONTRACTS   based upon a designated       Contractholder funds.                $    32              $   (44)
                      participation percentage
                      in positive changes in the    STATEMENT OF OPERATIONS
                      S&P 500 index, subject to     Changes in fair value are
                      specified limits. Contracts   reported in Life and annuity
                      include options providing     contract benefits.                              $   76                $ (44)
                      equity-indexed returns.

  FORWARD STARTING    DESCRIPTION                   STATEMENT OF FINANCIAL POSITION
  OPTIONS IN          These contracts provide       Fair value is reported together
  ANNUITY PRODUCT     the owner with returns        with the host contracts in
  CONTRACTS           based upon a designated       Contractholder funds.                $    (3)             $    (5)
                      participation percentage
                      in positive changes in        STATEMENT OF OPERATIONS
                      the S&P 500 index,            Changes in fair value are
                      subject to specified          reported in Realized capital
                      limits.                       gains and losses.                               $    2                $  (5)

                      Contracts include options to
                      renew the contract, which
                      provides guaranteed minimum
                      levels of participation in
                      equity-indexed returns.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DESCRIPTION AND
     INSTRUMENT         RISK MANAGEMENT STRATEGY       FINANCIAL STATEMENT REPORTING            2002                2001
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                          ASSET /    INCOME /   ASSET /    INCOME /
                                                                                        (LIABILITY) (EXPENSE) (LIABILITY) (EXPENSE)
-----------------------------------------------------------------------------------------------------------------------------------
  PUT OPTIONS IN      DESCRIPTION                   STATEMENT OF FINANCIAL POSITION
  VARIABLE PRODUCT    Amounts deposited during      Fair value is reported together
  CONTRACTS           a free-look period are        with the host contracts in
                      required to be refunded,      Contractholder funds; amounts
                      if demanded by the            are insignificant.                   $     -              $     -
                      contractholder,
                      regardless of the             STATEMENT OF OPERATIONS
                      performance of the funds      Changes in fair value are
                      during the period.            reported in Realized capital
                                                    gains and losses; amounts are
                      Due to certain states'        insignificant.                                  $    -                $   -
                      regulatory requirements,
                      certain variable product
                      contract liabilities
                      contain these embedded
                      derivatives.

CREDIT DEFAULT SWAP   DESCRIPTION                   STATEMENT OF FINANCIAL POSITION
AGREEMENTS            These agreements provide      Fair value is reported together
                      for the receipt of fees       with the host contracts in Fixed
                      as compensation to accept     income securities.                   $    (2)             $     -
                      the credit risk of a
                      specified entity.  In the     STATEMENT OF OPERATIONS
                      event a specified credit      -    The premiums received are
                      event occurs the Company           reported in Net investment
                      would no longer receive            income; amounts are
                      fees and would be                  insignificant.                             $    -                $   -
                      obligated to make a           -    Changes in fair value are
                      payment to the                     reported in Realized
                      counterparty.                      capital gains and losses.                      (2)                   -
                                                    -    Losses from credit events
                      RISK MANAGEMENT STRATEGY           would also be reported in
                      Certain structured                 Realized capital gains and
                      securities include                 losses.                                         -                    -
                      embedded credit default
                      swaps that are subject to
                      bifurcation. Credit
                      default swap agreements
                      are used to gain exposure
                      to desirable credit risks.

OTHER DERIVATIVE      DESCRIPTION                   STATEMENT OF FINANCIAL POSITION
FINANCIAL             Products sold primarily       Fair value would be reported in
INSTRUMENTS:          to pension trusts to          Contractholder funds.                $     -              $     -
   SYNTHETIC          support elements of their
   GUARANTEED         defined contribution          STATEMENT OF OPERATIONS
   INVESTMENT         plans.  Fees are received     -    Periodic accruals and
   PRODUCT CONTRACTS  in exchange for                    settlements would be
                      guarantees provided for            reported in Life and
                      reimbursement of certain           annuity contract benefits.                 $    -                $   -
                      market value losses on        -    Changes in fair value of
                      the plan's asset                   the options would be
                      portfolio in the event             reported in Realized
                      the plan experiences               capital gains and losses.                       -                    -
                      heavy withdrawal activity.

                      These off balance sheet
                      liability contracts are
                      economically similar to put
                      options written by the
                      Company.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            DESCRIPTION AND
     INSTRUMENT         RISK MANAGEMENT STRATEGY       FINANCIAL STATEMENT REPORTING            2002                2001
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                          ASSET /    INCOME /   ASSET /    INCOME /
                                                                                        (LIABILITY) (EXPENSE) (LIABILITY) (EXPENSE)
-----------------------------------------------------------------------------------------------------------------------------------
   REINSURANCE OF     DESCRIPTION                   STATEMENT OF FINANCIAL POSITION
   GUARANTEED         Reinsurance agreements        -    Fair value is reported in
   MINIMUM INCOME     for a product feature in           Other assets.                   $    29              $    12
   ANNUITIZATION      variable product              -    Since hedge accounting is
   OPTIONS IN         contracts are deemed to            applied, the carrying value
   VARIABLE PRODUCT   be derivative instruments.         of the hedged item,
   CONTRACTS                                             Contractholder funds, is
                      RISK MANAGEMENT STRATEGY           adjusted for changes in the
                      These agreements are used          fair value of the hedged
                      to transfer to the                 risk.                               (29)                 (12)
                      reinsurer a portion of
                      the investment risk of        STATEMENT OF OPERATIONS
                      guaranteed minimum income     For hedge accounting changes in
                      annuitization options         fair value of the instrument are
                      offered in certain            matched together with changes in
                      variable contracts.           fair value of the hedged risk
                                                    and reported in Life and annuity
                                                    contract benefits.                              $   17                $  12

   FORWARD            DESCRIPTION                   STATEMENT OF FINANCIAL POSITION
   CONTRACTS FOR      These agreements represent    Fair value is reported in Fixed
   TBA MORTGAGE       forward contracts to income   securities.                          $     -              $     7
   SECURITIES         purchase highly liquid TBA
                      mortgage-backed securities.   STATEMENT OF OPERATIONS
                      Certain of these contracts    Changes in fair value are
                      are viewed as derivatives.    reported in Realized capital
                                                    gains and losses.                               $   (1)               $   4
                      RISK MANAGEMENT STRATEGY
                      These forward contracts are
                      used to reduce interest rate
                      and price risk related to
                      forecasted purchases of TBA
                      mortgage securities.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     The contractual amounts and fair values of off-balance-sheet financial instruments at December 31, are as follows:

                                                                    2002                            2001
                                                          --------------------------     --------------------------
                                                          CONTRACTUAL        FAIR        CONTRACTUAL        FAIR
                                                            AMOUNT           VALUE         AMOUNT           VALUE
                                                          -----------     ----------     -----------     ----------
(IN MILLIONS)
Commitments to invest                                     $        51     $        -     $        49     $        -
Commitments to purchase private placement securities               69              -             119              -
Commitments to extend mortgage loans                               62              1              32              -
Credit guarantees                                                  29             (1)             49             (2)

     Except for credit guarantees, the contractual amounts represent the amount at risk if the contract is fully drawn upon, the counterparty defaults and the value of any underlying security becomes worthless. Unless noted otherwise, the Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

     Commitments to invest generally represent commitments to acquire financial interests or instruments. The Company enters into these agreements to allow for additional participation in certain limited partnership investments. Because the equity investments in the limited partnerships are not actively traded, it is not practicable to estimate the fair value of these commitments.

     Private placement commitments represent conditional commitments to purchase private placement debt and equity securities at a specified future date. The Company regularly enters into these agreements in the normal course of business. The fair value of these commitments generally cannot be estimated on the date the commitment is made as the terms and conditions of the underlying private placement securities are not yet final.

     Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters these agreements to commit to future loan fundings at predetermined interest rates. Commitments generally have fixed expiration dates or other termination clauses. The fair value of these commitments are estimated based upon discounted contractual cash flows, adjusted for changes in current rates at which loans would be made to borrowers with similar credit risk using similar properties as collateral.

     Credit guarantees represent conditional commitments included in certain fixed income securities owned by the Company. These commitments provide for obligations to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of credit events for the referenced entities. The Company enters into these transactions in order to achieve higher yields than direct investment in referenced entities. The fees for assuming the conditional commitments are reflected in the interest receipts reported in Net investment income over the lives of the contracts. The fair value of the credit guarantees are estimates of the conditional commitments only and are calculated using quoted market prices or valuation models, which incorporate external market data.

     In the event of bankruptcy or other default of the referenced entities, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is the fair value of the subject fixed income securities, which totaled $28 million at December 31, 2002. The Company includes the impact of credit guarantees in its analysis of credit risk, and the referenced credits were current to their contractual terms at December 31, 2002.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   DEFERRED POLICY ACQUISITION COSTS

     Deferred policy acquisition costs for the years ended December 31, are as follows:

                                                             2002            2001           2000
                                                          -----------     ----------     -----------
(IN MILLIONS)
BALANCE, BEGINNING OF YEAR                                $     2,997     $    2,926     $     2,675
Acquisition costs deferred                                        666            637             797
Amortization charged to income                                   (418)          (365)           (418)
Effect of unrealized gains and losses                            (330)          (201)           (128)
                                                          -----------     ----------     -----------

BALANCE, END OF YEAR                                      $     2,915     $    2,997     $     2,926
                                                          ===========     ==========     ===========

9.   RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the Reserve for life-contingent contract benefits consists of the following:

                                                                             2002           2001
                                                                          ----------     -----------
(IN MILLIONS)
Immediate annuities:
  Structured settlement annuities                                         $    5,725     $     5,024
  Other immediate annuities                                                    2,096           1,870
Traditional Life                                                               1,693           1,567
Other                                                                            233             171
                                                                          ----------     -----------

Total Reserve for life-contingent contract benefits                       $    9,747     $     8,632
                                                                          ==========     ===========

     The following table highlights the key assumptions generally utilized in calculating the Reserve for life-contingent contract benefits:

                                                                          INTEREST                ESTIMATION
             PRODUCT                     MORTALITY/MORBIDITY                RATE                    METHOD
----------------------------------  ------------------------------  ---------------------  -------------------------
Structured settlement annuities     U.S. population with            Interest rate          Present value of
                                    projected calendar year         assumptions range      contractually specified
                                    improvements; age setbacks      from 5.5% to 11.7%     future benefits
                                    for impaired lives grading
                                    to standard

Other immediate annuities           1983 group annuity mortality    Interest rate          Present value of
                                    table                           assumptions range      expected future
                                                                    from 2.0% to 11.5%     benefits based on
                                                                                           historical experience

Traditional life                    Actual company experience       Interest rate          Net level premium
                                    plus loading                    assumptions range      reserve method using
                                                                    from 4.0% to 11.3%     the Company's
                                                                                           withdrawal experience
                                                                                           rates

Other                               Actual company experience                              Unearned premium;
                                    plus loading                                           additional contract
                                                                                           reserves as for
                                                                                           traditional life

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     To the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for structured settlement annuities and for certain immediate annuities with life contingencies. A liability of $797 million and $212 million is included in the Reserve for life-contingent contract benefits with respect to this deficiency for the years ended December 31, 2002 and 2001, respectively. The offset to this liability is recorded as a reduction, net of taxes, of the unrealized net capital gains included in Accumulated other comprehensive income.

     At December 31, Contractholder funds consists of the following:

                                                                             2002            2001
                                                                          ----------     -----------
(IN MILLIONS)
Interest-sensitive life                                                   $    6,037     $     5,734
Investment contracts:
   Immediate annuities                                                         2,550           2,293
   Fixed annuities                                                            21,232          16,688
   Guaranteed investment contracts                                             1,903           2,279
   Funding agreements (non-putable)                                            5,199           3,557
   Funding agreements (putable/callable)                                       1,937           1,750
                                                                          ----------     -----------

     Total Contractholder funds                                           $   38,858     $    32,301
                                                                          ==========     ===========

     The following table highlights the key contract provisions that determine Contractholder funds:

                                                INTEREST
             PRODUCT                              RATE                          WITHDRAWAL/SURRENDER CHARGES
----------------------------------  ---------------------------------- -----------------------------------------------
Interest-sensitive life             Interest rates credited range      Either a percentage of account balance or
                                    from 2.0% to 7.8%                  dollar amount grading off generally over 20
                                                                       years

Immediate and fixed annuities       Interest rates credited range      Either a declining or a level percentage
                                    from 2.2% to 10.2% for immediate   charge generally over nine years or less.
                                    annuities and 0% to 10.7% for      Additionally, approximately 29.5% of fixed
                                    fixed annuities (which include     annuities are subject to a market value
                                    equity-indexed annuities whose     adjustment.
                                    returns are indexed to the S&P
                                    500)

Guaranteed investment contracts     Interest rates credited range      Generally not subject to discretionary
                                    from 2.95% to 8.5%                 withdrawal

Funding agreements                  Interest rates credited range      Not Applicable
 (non-putable)                      from 1.51% to 7.21% (excluding
                                    currency-swapped medium-term
                                    notes)

Funding agreements                  Interest rates credited range      Not Applicable
 (putable/callable)                 from 1.4% to 8.5%

     Contractholder funds include FAs sold to SPEs issuing medium-term notes. The SPEs, Allstate Life Funding, LLC and Allstate Financial Global Funding, LLC are used exclusively for the Company's FAs supporting medium-term note programs. The assets and liabilities of Allstate Life Funding, LLC are included on the Consolidated Statements of Financial Position. The Company classifies the medium-term notes issued by Allstate Life Funding, LLC as Contractholder funds, using accounting treatment similar to that of its other investment contracts. The assets and liabilities of Allstate Financial Global Funding, LLC are not included on the Consolidated Statements of Financial Position due to the existence of a sufficient equity ownership interest by an unrelated third party in this entity. The Company classifies the FAs issued to Allstate Financial Global Funding, LLC as Contractholder funds. The Corporation's management does not have an ownership interest in the SPEs.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Contractholder funds activity for the year ended December 31, was as follows:

                                                                             2002           2001
                                                                          ----------     -----------
(IN MILLIONS)
Balance, beginning of year                                                $   32,301     $    27,676
   Deposits                                                                    8,917           7,860
   Surrenders and withdrawals                                                 (3,149)         (3,211)
   Death benefits                                                               (429)           (415)
   Interest credited to contractholder funds                                   1,691           1,670
   Transfers (to) from Separate Accounts                                        (458)         (1,014)
   Other adjustments                                                             (15)           (265)
                                                                          ----------     -----------
Balance, end of year                                                      $   38,858     $    32,301
                                                                          ==========     ===========

10.  REINSURANCE

     The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company continues to have primary liability as a direct insurer for risks reinsured. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of loss reserves. Failure of reinsurers to honor their obligations could result in losses to the Company.

     The Company reinsures certain of its risks to other reinsurers under yearly renewable term, coinsurance, and modified coinsurance agreements. Yearly renewable term and coinsurance agreements result in the passing of a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less commissions and is liable for a corresponding proportionate amount of all benefit payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liability for contract benefits are not transferred to the assuming company, and settlements are made on a net basis between the companies.

     The Company has a coinsurance contract with Columbia, an affiliate of the Company, to assume 100% of fixed annuity business inforce as of June 30, 2000 and new business as written. In addition, the Company has a modified coinsurance contract with Columbia to assume 100% of traditional life and accident and health business inforce on the effective date of July 1, 2000 and new business as written. Both agreements are continuous but may be terminated by either party with 30 days notice, material breach by either party, or by Columbia in the event of the Company's non-payment of reinsurance amounts due. As of May 31, 2001, Columbia ceased issuing new contracts. During 2002, 2001 and 2000, the Company assumed $19 million, $21 million and $10 million, respectively, in premiums and contract charges from Columbia.

     The Company has a coinsurance contract to assume 100% of all credit insurance written by AIC. This agreement is continuous but may be terminated by either party with 60 days notice. The Company assumed $18 million, $29 million and $29 million in premiums from AIC for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company has a contract to assume 100% of all insurance written by Sears Life Insurance Company ("SLIC"). This agreement is continuous but may be terminated by either party with 60 days notice. The Company assumed $76 million, $64 million and $38 million in premiums from SLIC for the years ended December 31, 2002, 2001 and 2000, respectively.

     On January 2, 2001, the Company acquired blocks of business from American Maturity via coinsurance contracts. Pursuant to the terms of the coinsurance contracts, the Company assumed: variable annuities, market value adjusted annuities, equity-indexed annuities, fixed annuities, and immediate annuities. The Company received assets consisting primarily of cash, investments and accrued investment income with a fair value in an amount equal to the corresponding assumed reserves for life contingent contract benefits and contractholder funds.

     The Company has an administrative services agreement with respect to a block of variable annuity contracts. Pursuant to the terms of the agreement, the Company provides insurance contract administration and financial services. As part of the agreement, the Company assumed via coinsurance 100% of the general account portion of these contracts (85% for business written in New York) with an aggregate account value of $37 million and $32 million as of December 31, 2002 and 2001, respectively. The Company paid $65 million, which was capitalized as present value of future profits and will be subsequently amortized into income over 20 years, for the right to receive future contract charges and fees on the block of variable annuity

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contracts, which has an aggregate account value of $478 million and $795 million as of December 31, 2002 and 2001, respectively. During 2002, 2001 and 2000, the Company earned contract charges and fees assessed to contractholder fund balances of $5 million, $8 million, and $17 million, respectively.

     The Company cedes 90%, 80% or 60% of the mortality risk on certain life policies, depending upon the issue year and product, to a pool of eleven reinsurers that are not affiliated with the Company or the Corporation. Beginning in November 1998, the Company cedes mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to 1998, the Company ceded mortality risk in excess of $1 million per life for individual coverage. As of December 31, 2002, $156.51 billion of life insurance in force was ceded to other companies.

     The Company has a modified coinsurance contract with Allstate Re, an affiliate of the Company, to cede 50% of certain fixed annuity business issued under a distribution agreement with PNC Bank NA ("PNC"). Under the terms of the contract, a trust has been established to provide protection to the Company for ceded liabilities. This agreement is continuous but may be terminated by either party with 60 days notice. Furthermore, Allstate Re then cedes this business to Alpine Indemnity Limited ("Alpine"), a subsidiary of PNC, via a modified coinsurance contract. During 2002, 2001 and 2000, the Company ceded $329 thousand, $236 thousand and $228 thousand, respectively, in contract charges to Allstate Re.

     In addition, the Company has a modified coinsurance contract with Alpine to cede 50% of certain variable annuity business issued on or after May 1, 1999 under a distribution agreement with PNC. This agreement is continuous but may be terminated by either party with 120 days notice.

     The Company has entered into reinsurance agreements in conjunction with the disposition of certain blocks of business.

     Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Management believes the recoverables are appropriately established. No single reinsurer has a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract.

     The effects of reinsurance on premiums and contract charges for the years ended December 31, are as follows:

                                                             2002            2001           2000
                                                          -----------     ----------     -----------
(IN MILLIONS)
PREMIUMS AND CONTRACT CHARGES
Direct                                                    $     2,150     $    2,085     $     2,075
Assumed
   Affiliate                                                       43             41              39
   Non-affiliate                                                   76             64              55
Ceded--non-affiliate                                             (393)          (323)           (302)
                                                          -----------     ----------     -----------
   Premiums and contract charges, net of reinsurance      $     1,876     $    1,867     $     1,867
                                                          ===========     ==========     ===========

     The effects of reinsurance on Life and annuity contract benefits for the years ended December 31, are as follows:

                                                             2002            2001           2000
                                                          -----------     ----------     -----------
(IN MILLIONS)
LIFE AND ANNUITY CONTRACT BENEFITS
Direct                                                    $     1,881     $    1,693     $     1,633
Assumed
   Affiliate                                                       11             36              29
   Non-affiliate                                                   38             33              20
Ceded--non-affiliate                                             (387)          (277)           (243)
                                                          -----------     ----------     -----------

Life and annuity contract benefits, net of
reinsurance                                               $     1,543     $    1,485     $     1,439
                                                          ===========     ==========     ===========

     Reinsurance recoverables in the Company's Consolidated Statements of Financial Position were $1.06 billion and $950 million, at December 31, 2002 and 2001, respectively. The reinsurance recoverable and reinsurance payable balances pertaining to related party reinsurance agreements were not material at December 31, 2002 and 2001, respectively.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

     The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $2 million, $3 million and $1 million in 2002, 2001 and 2000, respectively.

     Minimum rental commitments under noncancelable operating leases with an initial or remaining term of more than one year as of December 31, 2002 are as follows:

                                                                    (IN MILLIONS)
     2003                                                           $          1
     2004                                                                      1
     2005                                                                      -
     2006                                                                      -
     2007                                                                      -
     Thereafter                                                                -
                                                                    ------------
                                                                    $          2
                                                                    ============

GUARANTEES

     The Company owns certain fixed income securities which contain credit default swaps or credit guarantees which provide for obligations to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum potential amount of future payments, assuming the value of the referenced credits become worthless, is $54 million at December 31, 2002. The credit default swaps and credit guarantees contained in these fixed income securities expire on various dates during the next four years.

     Lincoln Benefit Life ("LBL"), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance which is fully collateralized by the cash surrender value of the universal life insurance contracts. At December 31, 2002, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $306 million. The repayment guarantee expires March 31, 2003 but may be extended at LBL's option.

     In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions including indemnifications for breaches of representations and warranties, taxes and certain other liabilities such as third party lawsuits. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Because the obligated amounts of the indemnifications are not explicitly stated in many cases, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations, and consistent with the expectation that the risk of loss is remote, the liability balance related to these obligations as of December 31, 2002 was not material.

REGULATIONS AND LEGAL PROCEEDINGS

     The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products which may impact the relative desirability of various personal investment products and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

     The Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, the outcome of certain legal proceedings that involve AIC regarding the Allstate agencies may have an impact on the Company.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In addition, on August 6, 2002 a petition was filed with the National Labor Relations Board ("NLRB") by the United Exclusive Allstate Agents, Office and Professional Employees International Union (the "OPEIU"), seeking certification as the collective bargaining representative of all Allstate agents in the United States. On December 2, 2002, the Chicago Regional Director of the NLRB dismissed the petition, agreeing with AIC's position that the agents are independent contractors, not employees, and that, consequently, the NLRB lacks jurisdiction over the issue. The OPEIU has requested that the NLRB in Washington, D.C. review the dismissal by the Chicago Regional Director. The request for appeal has not been accepted yet. If it is, AIC will vigorously oppose the appeal. The outcome is currently uncertain.

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

     The Company is defending various lawsuits and regulatory proceedings that allege that it engaged in business or sales practices inconsistent with state or federal law. The Company has been vigorously defending these matters but their outcome is currently uncertain.

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

GUARANTY FUNDS

     Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in a particular state. The Company's expenses related to these funds have been immaterial.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES

     ALIC and its eligible domestic subsidiaries (the "Allstate Life Group") join with the Corporation (the "Allstate Group") in the filing of a consolidated federal income tax return and are party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Allstate Life Group pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Allstate Life Group in the consolidated federal income tax return. Effectively, this results in the Allstate Life Group's annual income tax provision being computed, with adjustments, as if the Allstate Life Group filed a separate return. Certain domestic subsidiaries are not eligible to join in the consolidated federal income tax return and file a separate tax return.

     Prior to July 1, 1995, the Corporation was a subsidiary of Sears Roebuck & Co. ("Sears") and, with its eligible domestic subsidiaries, was included in the Sears consolidated federal income tax return and federal income tax allocation agreement. On January 27, 1995, to reflect the separation of the Corporation and Sears, the Corporation and Sears entered into a new tax sharing agreement, which governs their respective rights and obligations with respect to federal income taxes for all periods during which the Corporation was a subsidiary of Sears, including the treatment of audits of tax returns for such periods.

     The Internal Revenue Service ("IRS") has completed its review of the Corporation's federal income tax returns through the 1996 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

     The components of the deferred income tax assets and liabilities at December 31, are as follows:

                                                                             2002           2001
                                                                          ----------     -----------
(IN MILLIONS)
DEFERRED ASSETS
Life and annuity reserves                                                 $      602     $       533
Other assets                                                                     204             116
                                                                          ----------     -----------
   Total deferred assets                                                         806             649

DEFERRED LIABILITIES
Deferred policy acquisition costs                                               (945)           (846)
Unrealized net capital gains                                                    (569)           (343)
Other liabilities                                                                  -             (29)
                                                                          ----------     -----------
   Total deferred liabilities                                                 (1,514)         (1,218)
                                                                          ----------     -----------
     Net deferred liability                                               $     (708)    $      (569)
                                                                          ==========     ===========

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

     The components of income tax expense for the year ended December 31, are as follows:

                                                             2002            2001           2000
                                                          -----------     ----------     -----------
(IN MILLIONS)
Current                                                   $       142     $      156     $       116
Deferred                                                          (85)            23             125
                                                          -----------     ----------     -----------
   Total income tax expense                               $        57     $      179     $       241
                                                          ===========     ==========     ===========

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company paid income taxes of $116 million, $116 million and $168 million in 2002, 2001 and 2000, respectively. The Company had a current income tax liability of $50 million and $21 million at December 31, 2002 and 2001, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                                             2002            2001           2000
                                                          -----------     ----------     -----------
Statutory federal income tax rate                                35.0%          35.0%           35.0%
Adjustment to prior year tax liabilities                        (12.5)             -               -
Dividends received deduction                                     (4.0)          (2.4)           (1.9)
Other                                                             0.5           (0.2)            0.8
                                                          -----------     ----------     -----------

   Effective income tax rate                                     19.0%          32.4%           33.9%
                                                          ===========     ==========     ===========

     An adjustment for prior year tax liabilities in the amount of $38 million primarily resulted from Internal Revenue Service developments and examination of tax returns.

     Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 2002, approximately $94 million, will result in federal income taxes payable of $33 million if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since 1983.

13.  PREFERRED STOCK

     The Company has issued two series of non-voting, redeemable preferred stock. Redeemable preferred stock--Series A was issued to The Northbrook Corporation, a subsidiary of AIC, while Redeemable preferred stock--Series B was issued directly to AIC. Both series of preferred stock are redeemable at the option of the Company at any time five years after the issuance date at a price of $100 per share plus cumulative accrued and unpaid dividends. If the Company is liquidated or dissolved, holders of the preferred stock will be entitled to payments of $100 per share plus cumulative accrued and unpaid dividends.

     For Redeemable preferred stock--Series A, the Company's Board of Directors declares and pays a cash dividend from time to time, but not more frequently than quarterly. The dividend is based on the three month LIBOR rate. Dividends of $3 million, $5 million and $5 million were paid during 2002, 2001, and 2000, respectively. There were no accrued and unpaid dividends for Series A preferred stock at December 31, 2002.

     Redeemable preferred stock--Series A subscriptions receivable resulted from the Company's issuance of additional shares to The Northbrook Corporation in return for $14 million in cash, which was received on January 14, 2002.

     On December 28, 2001 AIC made a capital contribution to ALIC of all of the issued and outstanding ALIC Redeemable preferred stock--Series B, resulting in an increase in Additional capital paid-in of $117 million.

     For Redeemable preferred stock--Series B, cash dividends of 6.9% per annum were payable annually in arrears on the last business day of each year to the shareholder of record on the immediately preceding business day. Dividends of $8 million were paid annually during 2001 and 2000, respectively.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  STATUTORY FINANCIAL INFORMATION

     The following table reconciles consolidated Net income for the year ended December 31, and consolidated Shareholder's equity at December 31, as reported herein in conformity with GAAP with total statutory net income and capital and surplus of ALIC and its subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                                  NET INCOME                     SHAREHOLDER'S EQUITY
                                                    -------------------------------------        ----------------------
                                                      2002           2001           2000           2002           2001
                                                    -------        -------        -------        -------        -------
(IN MILLIONS)
Balance per GAAP                                    $   245        $   368        $   470        $ 6,362        $ 5,397
Undistributed net income of certain
   subsidiaries                                          18              7              2              -              -
Unrealized gain/loss on fixed income
   securities                                             -              -              -         (3,082)        (1,508)
Deferred policy acquisition costs                      (248)          (291)          (368)        (2,915)        (2,997)
Deferred income taxes                                     7             18             30          1,325          1,055
Employee benefits                                         6              8             (1)           (18)           (17)
Reserves and non-admitted assets                         46            112            205          1,255            743
Separate Accounts                                         -              -              -            396            141
Other                                                    42              5             13            (91)           (79)
                                                    -------        -------        -------        -------        -------
Balance per statutory accounting practices          $   116        $   227        $   351        $ 3,232        $ 2,735
                                                    =======        =======        =======        =======        =======

     ALIC and each of its subsidiaries prepares their statutory financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     Beginning in 2001, all states required domiciled insurance companies to prepare statutory-basis financial statements in accordance with NAIC Accounting Practices and Procedures Manual--Version effective January 1, 2001 ("Codification") subject to any deviations prescribed or permitted by the applicable state of domicile's insurance commissioner.

     The adoption of Codification increased the surplus of ALIC by $81 million effective January 1, 2001. The increase is primarily a result of the requirement to recognize net statutory deferred tax assets for temporary differences reversing within the succeeding twelve-month period. Two of the Company's subsidiaries are domiciled in the State of New York. The State of New York adopted Statement of Statutory Accounting Principle No. 10, "Income Taxes", effective December 31, 2002, resulting in an increase to statutory surplus of $11 million.

DIVIDENDS

     The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements of ALIC, receipt of dividends from its subsidiaries and other relevant factors. The payment of shareholder dividends by ALIC to AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months.

     In the twelve-month period beginning January 1, 2002, ALIC paid dividends of $48 million. This was less than the maximum amount allowed under Illinois insurance law without the approval of the Illinois Department of Insurance ("IL Department") based on 2001 formula amounts. Based on 2002 ALIC statutory net income, the maximum amount of dividends ALIC will be able to pay without prior IL Department approval at a given point in time during 2003 is $288 million, less dividends paid during the preceding twelve months measured at that point in time.

RISK-BASED CAPITAL

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December, 31 2002, RBC for each of the Company's domestic insurance subsidiaries was significantly above levels that would require regulatory action.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS

     Defined benefit pension plans, sponsored by AIC, cover most domestic full-time and certain part-time employees and employee-agents. AIC uses the accrual method for its defined benefit plans in accordance with accepted actuarial methods. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. AIC's funding policy for the pension plans is to make annual contributions in accordance with accepted actuarial cost methods. The allocated cost to the Company included in Net income for the pension plans in 2002 was $11 million, while the allocated benefit to the Company included in Net income in 2001 and 2000 was $1 million for both periods.

     AIC also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire. Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans in accordance with the plans participation requirements. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC's postretirement benefit plans currently are not funded. AIC has the right to modify or terminate these plans. The allocated cost to the Company included in Net income was $6 million, $5 million and $3 million for postretirement benefits other than pension plans in 2002, 2001 and 2000, respectively.

PROFIT SHARING PLANS

     Employees of AIC are also eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance.

     The Company's allocation of profit sharing expense from the Corporation was $15 million, $5 million, and $4 million in 2002, 2001 and 2000, respectively.

16.  BUSINESS SEGMENTS

     ALIC's management is organized around products and services, and this structure is considered in the identification of its two reportable segments. These segments and their respective operations are as follows:

RETAIL

     The Retail segment offers a diversified group of products to meet consumers' lifetime needs in the areas of financial protection and retirement solutions through a variety of distribution channels. See Note 1 for discussion of the Retail segment's products and distribution channels. The Company evaluates the results of this segment based upon invested asset growth, face amounts of policies inforce and Net Income.

STRUCTURED FINANCIAL PRODUCTS

     The Structured Financial Products segment offers a variety of spread-based products to institutional investors. See Note 1 for discussion of the Structured Financial Products segment's products and distribution channels. The Company evaluates the results of this segment based upon premiums and deposits and Net Income.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Summarized revenue data for each of the Company's business segments for the years ended December 31, are as follows:

                                                             2002            2001           2000
                                                          -----------     ----------     -----------
(IN MILLIONS)
REVENUES
RETAIL
Premiums and contract charges                             $     1,436     $    1,510     $     1,449
Net investment income                                           1,844          1,705           1,556
Realized capital gains and losses                                (214)          (140)            (20)
                                                          -----------     ----------     -----------
   Total Retail                                                 3,066          3,075           2,985
                                                          -----------     ----------     -----------
STRUCTURED FINANCIAL PRODUCTS
Premiums and contract charges                                     440            357             418
Net investment income                                           1,139          1,134           1,033
Realized capital gains and losses                                (213)           (73)             (6)
                                                          -----------     ----------     -----------
   Total Structured Financial Products                          1,366          1,418           1,445
                                                          -----------     ----------     -----------
      Consolidated Revenues                               $     4,432     $    4,493     $     4,430
                                                          ===========     ==========     ===========

     Summarized financial performance data for each of the Company's business segments for the years ended December 31, are as follows:

                                                                             2002            2001          2000
                                                                          ----------     -----------    -----------
(IN MILLIONS)
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
RETAIL
Premiums and contract charges                                             $    1,436     $     1,510    $     1,449
Net investment income                                                          1,844           1,705          1,556
Realized capital gains and losses                                               (214)           (140)           (20)
Life and annuity contract benefits                                               648             706            606
Interest credited to contractholder funds                                      1,250           1,165          1,075
Amortization of deferred policy acquisition costs                                414             360            414
Operating costs and expenses                                                     417             371            299
Loss on disposition of operations                                                 (3)             (4)             -
                                                                          ----------     -----------    -----------
   Retail income from operations before income tax expense and
     cumulative effect of change in accounting principle                         334             469            591
                                                                          ----------     -----------    -----------
STRUCTURED FINANCIAL PRODUCTS
Premiums and contract charges                                                    440             357            418
Net investment income                                                          1,139           1,134          1,033
Realized capital gains and losses                                               (213)            (73)            (6)
Life and annuity contract benefits                                               895             779            833
Interest credited to contractholder funds                                        441             505            444
Amortization of deferred policy acquisition costs                                  4               5              4
Operating costs and expenses                                                      58              45             44
                                                                          ----------     -----------    -----------
   Structured Financial Products income from operations before income
     tax expense and cumulative effect of change in accounting principle         (32)             84            120
                                                                          ----------     -----------    -----------
        Consolidated income from operations before income tax expense
          and cumulative effect of change in accounting principle         $      302     $       553    $       711
                                                                          ==========     ===========    ===========

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Additional significant financial performance data for each of the Company's reportable segments for the years ended December 31, are as follows:

                                                             2002            2001           2000
                                                          -----------     ----------     -----------
(IN MILLIONS)
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS
Retail                                                    $       414     $      360     $       414
Structured Financial Products                                       4              5               4
                                                          -----------     ----------     -----------
   Consolidated                                                   418            365             418
                                                          -----------     ----------     -----------
INCOME TAX EXPENSE (BENEFIT)
Retail                                                             72            151             200
Structured Financial Products                                     (15)            28              41
                                                          -----------     ----------     -----------
   Consolidated                                           $        57     $      179     $       241
                                                          ===========     ==========     ===========

     Summarized data for total assets and investments for each of the Company's reportable segments as of December 31, are as follows:

                                                             2002            2001
                                                          -----------     ----------
(IN MILLIONS)
ASSETS
Retail                                                    $    47,297     $   44,041
Structured Financial Products                                  21,549         18,581
                                                          -----------     ----------
   Consolidated                                           $    68,846     $   62,622
                                                          -----------     ----------
INVESTMENTS
Retail                                                    $    31,749     $   26,398
Structured Financial Products                                  20,921         17,899
                                                          -----------     ----------
   Consolidated                                           $    52,670     $   44,297
                                                          ===========     ==========

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:

                                            2002                             2001                            2000
                               ------------------------------   ------------------------------   ------------------------------

                               PRETAX       TAX     AFTER-TAX   PRETAX       TAX     AFTER-TAX   PRETAX       TAX     AFTER-TAX
                               -------    -------   ---------   -------    -------   ---------   -------    -------   ---------
(IN MILLIONS)
UNREALIZED NET CAPITAL GAINS
   AND LOSSES AND NET LOSSES
   ON DERIVATIVE FINANCIAL
   INSTRUMENTS:
Unrealized holding gains
   (losses) arising during
   the period                  $   162    $   (57)   $   105    $  (115)   $    40    $   (75)   $   550    $  (192)   $   358
Less: reclassification
   adjustments                    (484)       169       (315)      (238)        83       (155)        10         (3)         7
                               -------    -------    -------    -------    -------    -------    -------    -------    -------
Unrealized net capital gains
   and losses                      646       (226)       420        123        (43)        80        540       (189)       351
Cumulative effect of change
   in accounting for
   derivative financial
   instruments                       -          -          -         (1)         -         (1)         -          -          -
Net losses on derivative
   financial instruments
   arising during the period        (6)         2         (4)        (1)         -         (1)         -          -          -
Less: reclassification
   adjustments for
   derivative financial
   instruments                       -          -          -          4         (2)         2          -          -          -
                               -------    -------    -------    -------    -------    -------    -------    -------    -------
Net losses on derivative
   financial instruments            (6)         2         (4)        (6)         2         (4)         -          -          -
                               -------    -------    -------    -------    -------    -------    -------    -------    -------
Unrealized net capital gains
   and losses and net losses
   on derivative financial
   instruments                     640       (224)       416        117        (41)        76        540       (189)       351
UNREALIZED FOREIGN CURRENCY
   TRANSLATION ADJUSTMENTS          (1)         -         (1)         3         (1)         2         (3)         1         (2)
                               -------    -------    -------    -------    -------    -------    -------    -------    -------
Other comprehensive income     $   639    $  (224)   $   415    $   120    $   (42)   $    78    $   537    $  (188)   $   349
                               =======    =======    =======    =======    =======    =======    =======    =======    =======

18.  QUARTERLY RESULTS (UNAUDITED)

                                  FIRST QUARTER        SECOND QUARTER         THIRD QUARTER        FOURTH QUARTER
                               ------------------    ------------------    ------------------    ------------------
                                2002        2001      2002       2001       2002        2001       2002      2001
                               -------    -------    -------    -------    -------    -------    -------    -------
(IN MILLIONS)
Revenues                       $ 1,069    $ 1,048    $ 1,193    $ 1,154    $ 1,002    $ 1,130    $ 1,168    $ 1,161
Income before cumulative
effect of change in
accounting principle,
after-tax                           87         73        107         90          4         89         47        122
Net income                          87         67        107         90          4         89         47        122

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
  SCHEDULE I--SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2002

                                                                                                                      CARRYING
                                                                                      COST         FAIR VALUE           VALUE
                                                                                   -----------     -----------       -----------
                                                                                                   (IN MILLIONS)
TYPE OF INVESTMENT
Fixed Income Securities, Available for Sale:
   Bonds:
      United States government, government agencies and authorities.............        $2,323          $3,063            $3,063
      States, municipalities and political subdivisions.........................         1,224           1,289             1,289
      Foreign governments.......................................................         1,090           1,357             1,357
      Public utilities..........................................................         2,547           2,731             2,731
      Convertibles and bonds with warrants attached.............................           347             366               366
      All other corporate bonds.................................................        21,724          23,038            23,038
   Mortgage-backed securities...................................................         9,912          10,378            10,378
   Asset-backed securities......................................................         2,447           2,473             2,473
   Redeemable preferred stocks..................................................           109             110               110

                                                                                   -----------     -----------       -----------
      Total fixed income securities.............................................       $41,723         $44,805           $44,805
                                                                                   ===========     ===========       ===========

Equity Securities:
   Common Stocks:
      Public utilities..........................................................         $  87           $  87             $  87
      Banks, trusts and insurance companies.....................................             -               -                 -
      Industrial, miscellaneous and all other...................................            71              61                61
   Nonredeemable preferred stocks...............................................            33              35                35
                                                                                   -----------     -----------       -----------
      Total equity securities...................................................         $ 191           $ 183             $ 183
                                                                                   ===========     ===========       ===========


Mortgage loans on real estate...................................................        $5,883                            $5,883
Real estate.....................................................................            43                                43
Policy loans....................................................................           692                               692
Other long-term investments.....................................................            49                               225
Short-term investments..........................................................           839                               839

                                                                                   ------------                      -----------
      Total investments.........................................................       $49,420                           $52,670
                                                                                   ============                      ===========

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                                        AT DECEMBER 31                               FOR THE YEAR ENDED DECEMBER 31
                                        --------------                               ------------------------------

                                         FUTURE POLICY
                               DEFERRED    BENEFITS,                                         CONTRACT    AMORTIZATION OF
                                POLICY      LOSSES,             PREMIUMS AND      NET      BENEFITS AND  DEFERRED POLICY  OPERATING
                             ACQUISITION    CLAIMS,   UNEARNED    CONTRACT     INVESTMENT    CREDITED      ACQUISITION    COSTS AND
SEGMENT                         COSTS      EXPENSES   PREMIUMS    CHARGES        INCOME      INTEREST         COSTS        EXPENSES
-------                         -----      --------   --------    -------        ------      --------         -----        --------
                                                                       (IN MILLIONS)
2002
Retail                          $2,898      $29,434      $10       $1,436        $1,844       $1,898           $414        $417
Structured Financial Products       17       19,171        -          440         1,139        1,336              4          58

Total                           $2,915      $48,605      $10       $1,876        $2,983       $3,234           $418        $475

2001
Retail                          $2,976      $24,532       $9       $1,510        $1,705       $1,871           $360        $371
Structured Financial Products       21       16,401       --          357         1,134        1,284              5          45

Total                           $2,997      $40,933       $9       $1,867        $2,839       $3,155           $365        $416

2000
Retail                          $2,902      $21,699      $48       $1,449        $1,556       $1,681           $414        $299
Structured Financial Products       24       13,977       --          418         1,033        1,277              4          44

Total                           $2,926      $35,676      $48       $1,867        $2,589       $2,958           $418        $343

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            SCHEDULE IV--REINSURANCE

                                                                                                                   PERCENT
                                                                         CEDED         ASSUMED                    OF AMOUNT
                                                           GROSS        TO OTHER      FROM OTHER       NET         ASSUMED
                                                          AMOUNT       COMPANIES      COMPANIES       AMOUNT        TO NET
                                                          ------       ---------      ---------       ------        ------
                                                                                    (IN MILLIONS)
   YEAR ENDED DECEMBER 31, 2002
   Life insurance in force                              $370,761       $156,505         $4,260     $218,516           1.9%
   Premiums and contract charges:
   Life and annuities                                     $1,921           $310            $47       $1,658           2.8%
   Accident and health                                       229             83             72          218          33.0%

   Total premiums and contract charges                    $2,150           $393           $119       $1,876           6.3%



   YEAR ENDED DECEMBER 31, 2001
   Life insurance in force                              $356,781       $138,925         $3,691     $221,547           1.7%
   Premiums and contract charges:
   Life and annuities                                     $1,929           $282            $57       $1,704           3.3%
   Accident and health                                       156             41             48          163          29.4%

   Total premiums and contract charges                    $2,085           $323           $105       $1,867           5.6%



   YEAR ENDED DECEMBER 31, 2000
   Life insurance in force                              $338,648       $120,827            $--      $217,821           0.0%
   Premiums and contract charges:
   Life and annuities                                     $1,933           $278            $64       $1,719           3.7%
   Accident and health                                       142             24             30          148          20.3%

   Total premiums and contract charges                    $2,075           $302            $94       $1,867           5.0%

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS


                                                                      BALANCE AT      CHARGED TO                        BALANCE AT
                                                                       BEGINNING       COSTS AND                          END OF
                                                                       OF PERIOD       EXPENSES        DEDUCTIONS         PERIOD
                                                                       ---------       --------        ----------         ------
                                                                                              (IN MILLIONS)
YEAR ENDED DECEMBER 31, 2002
Allowance for estimated losses on mortgage loans and real estate             $5             $-                $5                $-
Allowance for deferred tax assets                                            $-             $-                $-                $-

YEAR ENDED DECEMBER 31, 2001
Allowance for estimated losses on mortgage loans and real estate             $5             $-                $-                $5
Allowance for deferred tax assets                                            $2             $-                $2                $-

YEAR ENDED DECEMBER 31, 2000
Allowance for estimated losses on mortgage loans and real estate             $7            $(2)               $-                $5
Allowance for deferred tax assets                                            $1             $1                $-                $2