Form 10-Q
period 2003-03-31
ALLSTATE LIFE INSURANCE CO
filed 2003-05-14
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

As of April 30, 2003, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2003

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2003	2002
	(Unaudited)
Revenues
Premiums	$317	$231
Contract charges	209	213
Net investment income	763	710
Realized capital gains and losses	(45)	(85)

	1,244	1,069

Costs and expenses
Contract benefits	467	328
Interest credited to contractholder funds	432	413
Amortization of deferred policy acquisition costs	172	87
Operating costs and expenses	121	108

	1,192	936

Income from operations before income tax expense	52	133
Income tax expense	13	46

Net income	$39	$87

See notes to condensed consolidated financial statements

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $43,023 and $41,723)	$46,343	$44,805
Mortgage loans	5,961	5,883
Equity securities	152	183
Short-term	1,572	839
Policy loans	691	692
Other	293	268

Total investments	55,012	52,670
Cash	252	252
Deferred policy acquisition costs	2,889	2,915
Reinsurance recoverables, net	1,069	1,061
Accrued investment income	551	534
Other assets	330	289
Separate Accounts	10,553	11,125

Total assets	$70,656	$68,846

Liabilities
Contractholder funds	$39,880	$38,858
Reserve for life-contingent contract benefits	10,038	9,747
Unearned premiums	10	10
Payable to affiliates, net	88	80
Other liabilities and accrued expenses	2,842	1,956
Deferred income taxes	747	708
Separate Accounts	10,553	11,125

Total liabilities	64,158	62,484

Commitments and Contingent Liabilities (Note 3)
Shareholder's Equity
Redeemable preferred stock—series A, $100 par value, 1,500,000 shares authorized, 930,650 shares issued and outstanding	93	93
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,067	1,067
Retained income	4,183	4,145
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	1,150	1,052

Total accumulated other comprehensive income	1,150	1,052

Total shareholder's equity	6,498	6,362

Total liabilities and shareholder's equity	$70,656	$68,846

See notes to condensed consolidated financial statements

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions)	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income	$39	$87
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(45)	(56)
Realized capital gains and losses	45	85
Interest credited to contractholder funds	432	413
Changes in:
Contract benefit and other insurance reserves	65	1
Unearned premiums	—	1
Deferred policy acquisition costs	26	(42)
Reinsurance recoverables	(10)	(58)
Income taxes payable	(14)	(13)
Other operating assets and liabilities	54	50

Net cash provided by operating activities	592	468

Cash flows from investing activities
Proceeds from sales
Fixed income securities	1,456	2,440
Equity securities	14	25
Investment collections
Fixed income securities	1,065	1,003
Mortgage loans	132	164
Investment purchases
Fixed income securities	(3,728)	(4,780)
Equity securities	(11)	(46)
Mortgage loans	(208)	(119)
Change in short-term investments, net	(7)	(183)
Change in other investments, net	(27)	(12)

Net cash used in investing activities	(1,314)	(1,508)

Cash flows from financing activities
Proceeds from issuance of redeemable preferred stock	—	14
Contractholder fund deposits	1,745	2,099
Contractholder fund withdrawals	(1,022)	(971)
Dividends paid	(1)	(44)

Net cash provided by financing activities	722	1,098

Net increase (decrease) in cash	—	58
Cash at beginning of the period	252	130

Cash at end of period	$252	$188

See notes to condensed consolidated financial statements

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

        The condensed consolidated financial statements and notes as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002, are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the ALIC Annual Report on Form 10-K for 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2003 and year-end 2002 presentations, certain amounts in the prior year's condensed consolidated financial statements have been reclassified. In 2003, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change. The resulting single segment of the Company is defined based upon the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities, totaled $34 million and $64 million for the three months ended March 31, 2003 and 2002, respectively.

Adopted accounting standards

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee or modification of a previously issued guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on either the consolidated financial position or results of operations of the Company.

Pending accounting standards

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

        ALIC issues funding agreements to the SPE used to issue GMTNs. The funding agreements, which serve as collateral for the notes issued by the SPE, are reported on the Company's Condensed Consolidated Statements of Financial Position as a component of Contractholder Funds. Because the terms of the notes and funding agreements are equivalent, the Company believes that in the event the SPE used to issue GMTNs were deemed to be a VIE requiring consolidation, the notes would be classified as a component of Contractholder funds.

        In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is currently in the process of evaluating the impact of this statement on the Condensed Consolidated Statements of Operations and Financial Position.

        The FASB has issued guidance that addresses the accounting for certain modified coinsurance agreements. The guidance has been issued as a FASB Interpretation of Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That

Are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument". The guidance requires recognizing an embedded derivative in certain reinsurance agreements when specific conditions are met. The initial impact of adopting the guidance would be recorded as a cumulative adjustment to earnings in the first fiscal quarter beginning after September 15, 2003. The Company's reinsurance balances that would be subject to the guidance are immaterial in the aggregate. Accordingly, the potential impact of recognizing embedded derivatives pursuant to the requirements of the guidance is expected to be immaterial to both the Company's consolidated financial position and results of operations.

Exposure drafts

        On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the proposed SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits. The final SOP may also require a liability for guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the Condensed Consolidated Statements of Operations depending on the market conditions at the time of adoption, but is not expected to have a material impact on the Company's Condensed Consolidated Statements of Financial Position.

        The Emerging Issues Task Force ("EITF") issued Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under either the cost or equity method under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. The impairment would likely be considered other-than-temporary if the investment's carrying value exceeds its fair value for a period exceeding one year or more. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. The estimated impact to the Company's Condensed Consolidated Statements of Operations and Financial Position is not determinable until such time as a final consensus is reached.

2.     Reinsurance

        The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company continues to have primary liability as the direct insurer for risks reinsured. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of loss reserves. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company cedes a portion of the mortality risk on certain term life policies with a pool of non-affiliated reinsurers.

        Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract.

        The effects of reinsurance on premiums are as follows:

	Three months ended March 31,
(in millions)	2003	2002
Premiums
Direct	$397	$298
Assumed
Affiliate	4	9
Non-affiliate	21	17
Ceded—non-affiliate	(105)	(93)

Premiums, net of reinsurance	$317	$231

        The effects of reinsurance on contract benefits are as follows:

	Three months ended March 31,
(in millions)	2003	2002
Contract benefits
Direct	$530	$420
Assumed
Affiliate	—	5
Non-affiliate	10	8
Ceded
Non-affiliate	(73)	(105)

Contract benefits, net of reinsurance	$467	$328

3.     Regulation, Legal Proceedings and Guarantees

Regulation

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

Legal proceedings

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

Guarantees

        The Company owns certain fixed income securities which contain credit default swaps or credit guarantees which contain obligations to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum potential amount of future payments, assuming the value of the referenced credits become worthless, is $51 million at March 31, 2003. The credit default swaps and credit guarantees contained in these fixed income securities expire at various times during the next four years.

        Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance which is fully collateralized by the cash surrender value of the universal life insurance contracts. At March 31, 2003, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $304 million. The repayment guarantee expires April 30, 2006.

        In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions, including indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Because the obligated amounts of the indemnifications are not explicitly stated in many cases, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

        In addition, the Company and its subsidiaries indemnify their respective directors, officers and other individuals serving at the request of the Company as a director or officer or in a similar capacity in another entity to the extent provided in their charters and by-laws. Since these indemnifications are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

        The aggregate liability balance related to all guarantees was not material as of March 31, 2003.

4.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:

	Three months ended March 31,
	2003			2002
(in millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$95	$(33)	$62	$(119)	$42	$(77)
Less: reclassification adjustments	(56)	20	(36)	(77)	27	(50)

Unrealized net capital gains (losses)	151	(53)	98	(42)	15	(27)

Other comprehensive income (loss)	$151	$(53)	98	$(42)	$15	(27)

Net income			39			87

Comprehensive income			$137			$60

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholder of
Allstate Life Insurance Company:

        We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the "Company", an affiliate of The Allstate Corporation) as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive income, shareholder's equity, and cash flows for the year then ended, not presented herein. In our report dated February 5, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP
Chicago, Illinois May 13, 2003

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations for the
                                            Three Months Periods Ended March 31, 2003 and 2002

The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company ("ALIC") and its wholly owned subsidiaries (together with ALIC, the "Company"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2002.

In 2003, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change. Accordingly, the Company has restated prior periods to conform to this change. The resulting single segment of the Company is defined based upon the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

The following discussion uses some "non-GAAP" measures that are not based on generally accepted accounting principles ("GAAP"). These non-GAAP measures are listed and reconciled to the most directly comparable GAAP measures near the end of this Item 2 under the heading "Non-GAAP and Operating Measures."

HIGHLIGHTS

  •
  Net income decreased $48 million in the first quarter of 2003 compared to the first quarter of 2002 as a result of the acceleration in amortization of deferred policy acquisition costs ("DAC") totaling $53 million after-tax and other recoveries, lower mortality margin and increased operating costs and expenses, partly offset by reduced net capital losses and a higher investment margin.

  •
  Operating income, a non-GAAP measure, decreased 44.9% in the first quarter of 2003 compared to the first quarter of 2002 due to the accelerated amortization of DAC, a decreased mortality margin and increased operating costs and expenses partly offset by an increase in the investment margin.

  •
  Total consolidated revenues increased 16.4% in the first quarter of 2003 compared to the first quarter of 2002. Excluding realized capital losses, revenues increased 11.7% in 2003 to $1.29 billion primarily due to increased Premiums and Net investment income.

  •
  Premiums and deposits, an operating measure, decreased 11.9% to $2.30 billion in the first quarter of 2003 compared to the first quarter of 2002 due to reduced sales of funding agreements backing medium-term notes and variable annuities partly offset by increased sales of fixed annuities, including sales of the Allstate® Treasury—Linked Annuity. Sales of variable annuities declined 35.9% in the first quarter of 2003 compared to the first quarter of 2002.

  •
  Separate Accounts assets decreased 5.1% in the first quarter of 2003 compared to December 31, 2002 due primarily to surrenders and declines in account balances resulting from poor equity market performance during the quarter, partially offset by new deposits.

CONSOLIDATED NET INCOME

        Consolidated net income decreased 55.2% in the first quarter of 2003 compared to the first quarter of 2002 due to the acceleration in amortization of DAC totaling $53 million after-tax and other recoveries, lower mortality margin and increased operating costs and expenses, partly offset by reduced net capital losses and a higher investment margin.

CONSOLIDATED REVENUES

For the three months ended March 31, (in millions)	2003	2002
Premiums	$317	$231
Contract charges	209	213
Net investment income	763	710
Realized capital gains and losses	(45)	(85)

Total consolidated revenues	$1,244	$1,069

        Consolidated revenues increased 16.4% in the first quarter of 2003 compared to the first quarter of 2002 resulting from increased Premiums, increased Net investment income and decreased realized net capital losses.

OPERATIONS

        Summarized financial data and key operating measures as of and for the three months ended March 31, are presented in the following table.

(in millions)	2003	2002
GAAP Premiums	$317	$231
Contract charges	209	213
Net investment income	763	710

	1,289	1,154

Contract benefits	467	328
Interest credited to contractholder funds	432	413
Amortization of DAC	159	93
Operating costs and expenses	121	108
Income tax expense on operations	34	74

Operating income	76	138
Realized capital gains and losses, after-tax(1)	(37)	(51)

Net income	$39	$87

Premiums and deposits	$2,304	$2,615

Investments	55,012	45,931
Separate Accounts assets	10,553	13,799

Investments, including Separate Accounts assets	$65,565	$59,730

(1)
Realized capital gains and losses are reconciled in the following table:

For the three months ended March 31, (in millions)	2003	2002
Realized capital gains and losses	$(45)	$(85)
Reclassification of DAC amortization	(13)	6
Income tax benefit	21	28

Realized capital gains and losses, after-tax	$(37)	$(51)

        Premiums and contract charges, included in the Condensed Consolidated Statements of Operations, represent GAAP premiums generated from traditional life and other insurance products and immediate annuities with life contingencies which have significant mortality or morbidity risk. Contract charges are generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds or Separate Accounts liabilities. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.

        The following table summarizes GAAP premiums and contract charges.

For the three months ended March 31, (in millions)	2003	2002
GAAP premiums
Life insurance
Traditional life	$91	$94
Other	43	57

Total life insurance	134	151

Annuities
Immediate annuities with life contingencies	183	80

Total annuities	183	80

Total GAAP premiums	317	231
Contract charges
Life insurance
Interest-sensitive life	150	148
Other	2	1

Total life insurance	152	149

Annuities
Fixed annuities	3	4
Variable annuities	47	53
Immediate annuities without life contingencies	4	4

Total annuities	54	61

Institutional products	3	3

Total contract charges	209	213

Total GAAP premiums and contract charges	$526	$444

        Total GAAP premiums increased 37.2% to $317 million in the first quarter of 2003 from $231 million in the first quarter of 2002. This increase was due to increased premiums on immediate annuities with life contingencies. Consumer preferences and market conditions drive the mix of immediate annuities sold with or without life contingencies, resulting in volatility in reported revenues.

        Total contract charges decreased 1.9% due to an 11.3% decrease in variable annuity contract charges in the first quarter of 2003 compared to the same period of 2002 as a result of surrenders and declines in account balances resulting from poor equity market performance during the prior twelve months, partially offset by new deposits.

        The following table summarizes GAAP premiums and contract charges by distribution channel.

For the three months ended March 31, (in millions)	2003	2002
GAAP Premiums
Allstate agencies	$53	$52
Specialized brokers	183	80
Independent agents	7	15
Direct marketing	74	84

Total GAAP premiums	317	231
Contract charges
Allstate agencies	109	92
Specialized brokers	7	7
Independent agents	49	65
Financial services firms (financial institutions and broker/dealers)	44	49

Total contract charges	209	213

Total GAAP premiums and contract charges	$526	$444

        Premiums and deposits by product are shown in the following table.

For the three months ended March 31, (in millions)	2003	2002
Life insurance
Traditional life	$87	$87
Interest-sensitive life	243	247
Other	41	40

Total life insurance	371	374

Annuities
Fixed annuities	926	644
Variable annuities	389	607
Immediate annuities	265	184

Total annuities	1,580	1,435

Institutional products
Indexed funding agreements	114	99
Funding agreements backing medium-term notes	235	698
Other	4	9

Total institutional products	353	806

Total Premiums and deposits	$2,304	$2,615

        Total Premiums and deposits decreased 11.9% to $2.30 billion in the first quarter of 2003 from $2.62 billion in the first quarter of 2002. The decrease was due to lower sales of funding agreements backing medium-term notes and variable annuities. Because sales of funding agreements are based primarily on management's assessment of market conditions, the volume of sales fluctuates from period to period. Subject to regulatory approval, the Company also plans to expand its institutional products by offering funding agreements to a trust that will issue medium-term notes to individual investors. Sales of variable annuities in the first quarter of 2003 continued to suffer due to poor equity market performance. Sales of fixed annuities increased 43.8% in the first quarter of 2003 compared to the same period in 2002, in part due to sales of the Allstate® Treasury-Linked Annuity, which was launched late in the first quarter of 2002, totaling $190 million in the first quarter of 2003. Traditional fixed annuity sales increased during the first quarter of 2003 although management constrained sales of the Allstate® Treasury-Linked Annuity due to the current low interest rate environment and consumers avoided locking in long-term interest rates on market value adjusted annuities ("MVAAs").

        The following table summarizes Premiums and deposits by distribution channel.

For the three months ended March 31, (in millions)	2003	2002
Allstate agencies	$401	$352
Financial services firms (financial institutions and broker/dealers)	752	793
Specialized brokers	618	990
Independent agents	461	400
Direct marketing	72	80

Total Premiums and deposits	$2,304	$2,615

        Premiums and deposits through the Allstate agencies increased 13.9% in the first quarter of 2003 compared to the first quarter of 2002 driven mostly by increased sales of fixed annuities.

        Operating income is presented in the following table.

For the three months ended March 31, (in millions)	2003	2002
Investment margin	$204	$193
Mortality margin	88	122
Maintenance charges	79	81
Surrender charges	19	17
Amortization of DAC	(159)	(93)
Operating costs and expenses	(121)	(108)
Income tax expense on operations	(34)	(74)

Operating income	$76	$138

        Operating income decreased 44.9% in the first quarter of 2003 compared to the same period in 2002 due to increases in amortization of DAC, a lower mortality margin and increased operating costs and expenses, partially offset by increases in the investment margin.

        Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders and interest expense, increased 5.7% during the first quarter of 2003 compared to the same period in 2002. The increase is a result of 15.8% higher portfolio balances at March 31, 2003 compared to March 31, 2002, excluding assets invested in Separate Accounts and unrealized net capital gains on fixed income securities. The higher portfolio balance at March 31, 2003 is a result of product sales exceeding contract benefits, maturities, surrenders and withdrawals during the previous 12 months. The impact of the growth of the portfolio was partially offset by a decline in portfolio yields from lower market interest rates affecting the yield on the investment of cash flows from operations and investments and a shift of the in-force product mix to products with lower investment margins and capital requirements such as MVAAs and funding agreements.

        Management actions taken to reduce crediting rates on in-force contracts and to reduce guaranteed minimum crediting rates for new product offerings have partially offset the impact of declining portfolio yields on the investment margin. As of March 31, 2003 the rolling weighted average interest crediting rate on fixed annuity and interest-sensitive life products in force, excluding MVAAs which have longer interest rate guarantee periods, was approximately 120 basis points more than the underlying long-term guaranteed rates on these products. However, investment margins on certain life-contingent contracts and other products with guaranteed crediting rates are compressed in a declining interest rate environment. This is due to the level and duration of the guaranteed rates on these products compared to the declining yield on invested assets supporting them. In addition, assets in the Company's portfolio that do not support specific products further compress the investment margin in a declining interest rate environment as they earn lower investment yields.

        The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	7.0%	7.3%	5.0%	5.3%	2.0%	2.0%
Annuities	6.7	7.2	4.7	5.3	2.0	1.9
Institutional—fixed rate contracts	7.8	8.0	7.0	7.2	0.8	0.8
Institutional—floating rate contracts	2.7	3.2	1.5	2.2	1.2	1.0

        The following table summarizes contractholder funds and the reserve for life-contingent contract benefits associated with the weighted average investment yield and weighted average interest crediting rates at March 31.

(in millions)	2003	2002
Interest-sensitive life	$5,642	$5,343
Annuities	22,393	17,719
Institutional—fixed rate contracts	11,387	10,469
Institutional—floating rate contracts	6,347	6,037

	45,769	39,568
FAS 115/133 market value adjustment	1,356	200
Ceded reserves	(287)	(293)
Life-contingent contracts and other	3,080	2,884

Total Contractholder funds and Reserve for life-contingent contract benefits	$49,918	$42,359

        The following table summarizes investment margin by product group.

For the three months ended March 31, (in millions)	2003	2002
Life insurance	$41	$44
Annuities	137	122
Institutional products	26	27

Investment margin	$204	$193

        Mortality margin, which represents premiums and cost of insurance charges less related policy benefits, was 27.9% lower in the first quarter of 2003 compared to the same period in 2002 as a result of an increase in policy benefits. Policy benefits include cash payments on variable annuity products for guaranteed minimum death benefits ("GMDB") totaling $21 million and $11 million for the three months ended March 31, 2003 and 2002, respectively, net of reinsurance, hedging gains and losses and other contractual arrangements ("net GMDB payments"). The increase in net GMDB payments reflects poor equity market performance since the first quarter of 2002. The net GMDB payments in the first quarter of 2003 were $2 million less than payments of $23 million in the fourth quarter of 2002. In the first quarter of 2003, the Company entered into various derivative instruments to hedge future death benefit claims during the lifetime of substantially all new variable products issued. For in-force variable annuities issued prior to 2003, a portion of GMDB risk is hedged through December 31, 2003.

        The following table summarizes mortality margin by product group.

For the three months ended March 31, (in millions)	2003	2002
Life insurance	$116	$121
Annuities	(28)	5
Institutional products	—	(4)

Mortality margin	$88	$122

        Amortization of DAC increased 71.0% in the first quarter of 2003 compared to the same period in 2002 due to the acceleration of amortization in 2003 and ongoing growth of the business in force. DAC is subject to recoverability testing at the end of each reporting period. The Company performs its evaluation on an aggregated basis consistent with the nature of the underlying products. Fixed annuities, variable annuities, and interest-sensitive life insurance products are aggregated for purposes of evaluating DAC recoverability. DAC is amortized on these products with interest over the lives of the policies in relation to the present value of estimated gross profits ("EGP"). EGP consists of the following components: margins from mortality, including GMDB and guaranteed minimum income benefits, investment margin, including realized capital gains and losses, contract administration, surrender and other contract charges, less maintenance expenses. The most significant assumptions involved in estimating future gross profits include expected Separate Accounts fund performance after fees, surrender rates, lapse rates, and investment and mortality margins. The Company's long-term expectation of Separate Accounts fund performance after fees is approximately 8%, which is consistent with its pricing assumptions. Whenever actual Separate Accounts fund performance based on the two most recent years varies from the 8% expectation, the Company projects performance levels over the next five years such that the mean return over that seven year period equals the long-term 8% expectation. This process is commonly referred to as a reversion to the mean and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity DAC according to Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". In applying the reversion to the mean process, the future rates of return after fees projected by the Company over the five-year period are not allowed to exceed a specified cap or to fall below a specified floor. Although DAC assumptions may be periodically unlocked and revised, the Company will continue to apply its reversion to the mean process.

        In evaluating the assumptions used to amortize DAC for investment and interest-sensitive life products, the Company's historical practice has been to perform a comprehensive evaluation during the first quarter of each calendar year and to revise its best estimate assumptions based on historical results and revised expectations about future performance. Any resulting DAC unlocking adjustments are reflected currently in the condensed consolidated financial statements. In the ensuing quarters, the assumptions are re-evaluated and revised whenever those revisions would have a material impact on the results of operations of the Company.

        In the first quarter of 2003, the Company performed its annual comprehensive evaluation of DAC assumptions and concluded that, due to sustained poor performance of the equity markets coupled with an expectation of moderate future performance due to continuing weakness in the U.S. economy and uncertainty in the geopolitical environment, it was no longer reasonably possible that variable annuity fund returns would revert to the expected long-term mean within the time horizon used in the Company's reversion to the mean model. As a result, the Company unlocked its DAC assumptions as of March 31, 2003 for all investment products, including variable and fixed annuities, and interest-sensitive life products, to be consistent across all product lines. Prospectively, the Company will continue to evaluate these assumptions in this manner.

        The unlocking of DAC assumptions in the first quarter resulted in an aggregate acceleration of DAC amortization amounting to $89 million before tax and other recoveries, which included $124 million of acceleration associated with variable annuities, partially offset by the effect of favorable investment margins on fixed annuities and favorable persistency on interest-sensitive life products. The most significant assumption changes were resetting the variable annuity reversion to the mean calculation as of March 31, 2003, such that future equity market performance during the five year reversion period was reduced from 13.25% after fees to the long-term assumed return of 8% after fees, and increasing the assumed lapse rate on variable annuity contracts. The Company will continue to employ a seven-year reversion evaluation process in succeeding periods with an assumed long-term return after fees of 8%, a reversion to the mean floor of 0% and a revised cap of 12.75%.

        The Company believes that as a result of this unlocking, the variable annuity DAC asset is appropriately valued for the current economic environment. With moderate movements in the equity markets, the likelihood of future DAC unlocking is substantially reduced since the projected return in the mean reversion period is no longer at the maximum.

        Operating costs and expenses increased 12.0% in the first quarter of 2003 compared to the first quarter of 2002 due to increased employee related benefit and compensation expenses, continuing investments in technology and higher non-deferrable commissions. Operating costs and expenses in the first quarter of 2003 decreased 10.4% from the fourth quarter of 2002 due to seasonal declines in advertising and marketing expenses and an ongoing focus on cost control.

INVESTMENT RESULTS

        Pre-tax Net investment income increased 7.5% in the first quarter of 2003 compared to the same period in 2002. The increase was due to higher portfolio balances resulting from increased securities lending and positive cash flows from operating and financing activities, partially offset by lower portfolio yields. Lower portfolio yields were due to new investments being made at rates lower than current portfolio yields as a result of the low interest rate environment. The portfolio balance, excluding assets invested in Separate Accounts and unrealized net capital gains on fixed income securities, increased 15.8% from March 31, 2002.

        After-tax realized capital gains and losses were $(37) million in the first quarter of 2003 compared to $(51) million for the same period in 2002. After-tax realized capital gains and losses are presented net of the effects of DAC amortization and additional future policy benefits, to the extent that such effects resulted from the recognition of realized capital gains and losses. The following table describes the factors driving the after-tax realized capital gains and losses results.

For the three months ended March 31, (in millions)	2003	2002
Investment write-downs	$(36)	$(17)
Sales	10	(25)
Valuation of derivative instruments	(3)	(14)
Settlement of derivative instruments	1	1

Subtotal	(28)	(55)
Reclassification of amortization of DAC	(9)	4

Realized capital gains and losses, after-tax	$(37)	$(51)

        For further discussion of realized capital gains and losses, see "Investments".

  INVESTMENTS

        The composition of the investment portfolio at March 31, 2003 is presented in the table below.

(in millions)	Investments	Percent to total
Fixed income securities(1)	$46,343	84.2%
Mortgage loans	5,961	10.8
Equity securities	152	0.3
Short-term	1,572	2.9
Policy loans	691	1.3
Other including derivatives	293	0.5

Total	$55,012	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $43.02 billion.

        Total investments increased to $55.01 billion at March 31, 2003 from $52.67 billion at December 31, 2002 due to positive cash flows from operating and financing activities, increased funds associated with securities lending programs and increased unrealized gains on fixed income securities generated in a lower interest rate environment.

        Total investment balances related to funds associated with securities lending programs increased to $2.03 billion at March 31, 2003 from $1.24 billion at December 31, 2002.

        The Unrealized net capital gains on fixed income and equity securities at March 31, 2003 were $3.31 billion, an increase of $233 million or 7.6% since December 31, 2002. The net unrealized gain for the fixed income portfolio totaled $3.32 billion, comprised of $3.63 billion of unrealized gains and $313 million of unrealized losses at March 31, 2003, compared to a net unrealized gain for the fixed income portfolio totaling $3.08 billion at December 31, 2002, comprised of $3.48 billion of unrealized gains and $393 million of unrealized losses. At March 31, 2003, the unrealized losses for the fixed income portfolio were concentrated in the corporate fixed income portfolio. Corporate fixed income net unrealized gains totaled $1.76 billion, comprised of $2.01 billion of unrealized gains and $253 million of unrealized losses. The unrealized losses for the corporate fixed income portfolio were concentrated in the public utility and transportation sectors. These sectors comprised $120 million or 47.4% of the unrealized losses and $560 million or 27.8% of unrealized gains in the corporate fixed income portfolio.

        Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of six or more consecutive months but less than 12 consecutive months had unrealized losses of $69 million at March 31, 2003, compared to $46 million of unrealized losses in this security category at December 31, 2002. This increase was primarily related to higher unrealized losses in this category for the transportation and consumer cyclical sectors, partially offset by a decline in unrealized losses in this category for the utilities sector. Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for 12 or more consecutive months had unrealized losses of $4 million at March 31, 2003 and $5 million at December 31, 2002, respectively.

        Approximately 92.3% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, a Standard & Poor's equivalent rating of AAA, AA, A or BBB, or a comparable Company internal rating.

        The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities are securities in default with respect to principal and/or interest and/or securities issued by companies that have gone into bankruptcy subsequent to the Company's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious concerns regarding the borrower's ability to pay future principal and interest in accordance with the contractual terms of the security, which causes management to believe these securities may be classified as problem or restructured in the future.

        The following table summarizes problem, restructured and potential problem fixed income securities.

	March 31, 2003			December 31, 2002
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of Total Fixed Income portfolio
Problem	$238	$218	0.5%	$232	$218	0.5%
Restructured	10	10	—	10	10	—
Potential problem	336	310	0.7	486	423	0.9

Total net carrying value	$584	$538	1.2%	$728	$651	1.4%

Cumulative write-downs recognized	$375			$368

        As of March 31, 2003, the balance of fixed income securities that the Company categorizes as problem, restructured or potential problem declined from the balance as of year-end 2002. The decrease was due to the sale of holdings in this category due to specific developments in the quarter causing a change in the Company's outlook and intent to hold certain securities, and an improvement in conditions for certain other holdings previously classified in these categories. The Company expects the eventual recovery of these securities but evaluated each security through its watch list process at March 31, 2003 and recorded write-downs where appropriate. Approximately $46 million of net unrealized losses at March 31, 2003 are related to securities that the Company has included in the problem, restructured or potential problem categories. These securities represent 1.2% of the fixed income portfolio. The Company concluded, through its watch list monitoring process, that these unrealized losses were temporary in nature. While it is possible for these balances to increase in the future if economic conditions continue to be unfavorable, the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio.

        The following table describes the components of pre-tax realized capital gains and losses.

	Three Months Ended March 31,
(in millions)	2003	2002
Investment write-downs	$(57)	$(26)
Sales
Fixed income and equity securities	13	(42)
Other	2	4

Total sales	15	(38)
Valuation of derivative instruments	(5)	(22)
Settlements of derivative instruments	2	1

Total pre-tax realized capital gains and losses	$(45)	$(85)

        Sales of fixed income securities resulted from actions taken to reduce credit exposure to certain issuers or industries and to provide liquidity for the purchase of investments that better meet certain investment objectives.

SEPARATE ACCOUNTS

        Separate Accounts assets and liabilities decreased 5.1% to $10.55 billion at March 31, 2003 from $11.13 billion at December 31, 2002. The decrease was primarily attributable to declines in account balances due to surrenders, poor equity market performance, withdrawals and contract charges, partially offset by new deposits from sales of variable annuity contracts and transfers from the fixed account contract option to variable Separate Accounts funds. During the first quarter of 2003, sales of variable annuities continued to be adversely impacted by market volatility.

        The assets and liabilities related to variable annuities, variable life contracts and certain guaranteed investment contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts investments accrue directly to the contractholders and therefore are not included in the Company's Condensed Consolidated Statements of Operations. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, early surrender and expense charges.

        Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated investment objectives.

CAPITAL RESOURCES AND LIQUIDITY

        Capital resources consist of shareholder's equity. The following table summarizes the Company's capital resources.

(in millions)	March 31, 2003	December 31, 2002
Redeemable preferred stock	$93	$93
Common stock, retained income and other shareholder's equity items	5,255	5,217
Accumulated other comprehensive income	1,150	1,052

Total shareholder's equity	$6,498	$6,362

        Shareholder's equity increased $136 million in the first quarter of 2003 when compared to year-end 2002 due to increases in net unrealized capital gains and net income.

        Debt    The Company had no outstanding debt at March 31, 2003 or December 31, 2002, respectively. The Company has an inter-company loan agreement with the Corporation whereby the amount of inter-company loans available is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at March 31, 2003 or December 31, 2002.

  Liquidity

        The Company's operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company.

        Dividends to ALIC from its domestic insurance subsidiaries and dividends ALIC can pay to AIC are subject to restriction under the insurance company holding act of the insurance company's state of domicile. The payment of dividends by ALIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending March 31, 2003, ALIC has paid no common stock dividends. Based on the greater of 2002 statutory net income or 10% of statutory surplus, the maximum amount of dividends ALIC will be able to pay without prior Illinois Department of Insurance approval at a given point in time during 2003 is $315 million, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of inter-company lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

        ALIC's insurance subsidiaries are domiciled in Illinois, New York, Arizona and Nebraska. Except for those domiciled in New York and one in Nebraska, ALIC has 100% inter-company reinsurance agreements in place with its domestic insurance subsidiaries. Only invested assets supporting capital and relating to Separate Accounts remain in these subsidiaries.

        A portion of the Company's diversified product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. The total amount of surrenders and withdrawals were $903 million and $664 million in the first quarter of 2003 and 2002, respectively.

        The Corporation has access to additional borrowing to support liquidity as follows:

  •
  The Corporation has a commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2003, the remaining borrowing capacity under the commercial paper program was $880 million, however the outstanding balance fluctuates daily.

  •
  The Corporation has a primary credit facility and two additional credit facilities totaling $1.20 billion as a potential source of funds to meet short-term liquidity requirements: the primary $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in the second quarter of 2003 and a $50 million one-year revolving line of credit expiring in the third quarter of 2003. The rights to borrow on the five-year and 364-day lines of credit are subject to requirements that are customary for facilities of this size, type and purpose. For example, the Corporation's ratio of total debt to total capital (as defined in the agreements) cannot exceed a designated level. This requirement is currently being met and management expects to continue to meet it in the future. There were no borrowings under any of these lines of credit during the first quarter of 2003. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

  •
  The Corporation has the right to issue up to an additional $1.20 billion of debt securities, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statement filed with the Securities and Exchange Commission ("SEC") in June 2000.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company's use of off-balance sheet arrangements is limited to a special purpose entity ("SPE") used to issue global medium-term notes ("GMTNs") to institutional investors. Management of the Company has not invested in this SPE.

        At March 31, 2003, this SPE had assets of $2.55 billion, liabilities of $2.46 billion and unrelated third party equity of $90 million. The funding agreements issued by the Company to the SPE, and which serve as collateral for the notes issued by the SPE, are reported on the Company's Condensed Consolidated Statements of Financial Position as a component of contractholder funds.

        The Company has not yet determined if this SPE meets the criteria to be considered a variable interest entity pursuant to the pending accounting guidance of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." A final assessment will be made as of July 1, 2003 in accordance with FIN No. 46.

FORWARD-LOOKING STATEMENTS

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

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely" and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Management believes that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those listed below which apply to it as an insurance business and a provider of other financial services.

  •
  The Company amortizes DAC related to variable annuities, fixed annuities and interest-sensitive life in proportion to EGP over the estimated lives of the contracts. Periodically, the Company updates the assumptions underlying the EGP, which include margins from mortality, including GMDB and guaranteed minimum income benefits, investment margin, including realized capital gains and losses, contract administration, surrender and other contract charges, less maintenance expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could result in an adjustment to the cumulative amortization of DAC. For example, reduced EGP resulting from declines in contract charges assessed against declining Separate Accounts' balances resulting from poor equity market performance, could result in accelerated amortization of DAC. An adjustment, if any, may have a material effect on the results of operations.

RISK FACTORS

        The following risk factor should be considered in addition to the risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Forward-Looking Statements and Risk Factors Affecting The Company," in Part II Item 7 of the Company's Form 10-K filed March 31, 2003.

  •
  When analyzing fixed income and equity investment securities for the existence of other-than-temporary impairment, the Company focuses on those securities for which the cost for equity securities or amortized cost for fixed income securities exceeds the securities' fair value by 20% or more. This practice is based on the assumption that a difference of less than 20% is generally indicative of impairment that is temporary. The Emerging Issues Task Force ("EITF"), a task force that assists the FASB in identifying, discussing, and resolving accounting and reporting issues within the framework of existing authoritative accounting literature, is currently deliberating Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF may conclude that, whenever the cost or amortized cost of a security exceeds its fair value, impairment is deemed to exist and, if the situation persists for a period of one year or more, the impairment should be considered "other than temporary". In the event the EITF reaches this tentative conclusion, the Company would be required to recognize certain pre-tax unrealized losses as realized losses. The estimated impact to the Company's Condensed Consolidated Statements of Operations and Financial Position is not determinable until such time as a final consensus is reached.

NON-GAAP AND OPERATING MEASURES

        In addition to information presented in the condensed consolidated financial statements, the Company uses some "non-GAAP" measures that are not based on GAAP. Management believes that investor understanding of the Company's performance is enhanced by the disclosure of these measures. The Company's method of calculating these measures may differ from that used by other companies and therefore comparability may be limited.

Non-GAAP Measure

        Operating income is Income before cumulative effect of change in accounting principle, after-tax, excluding the effects of Realized capital gains and losses, after-tax, and Gain (Loss) on disposition of operations, after-tax. Management uses this measure in its evaluation of results of operations and believes that this information provides investors with a more complete analysis of results of operations when considered along with Net income. This is because Operating income shows the trends in our business separate from the net effect of Realized capital gains and losses and Gain on disposition of operations, which are generally driven by business decisions that are independent of the insurance underwriting process and may vary significantly between periods. In addition, investors often separately evaluate such data when reviewing the performance of insurers. In this computation, the net effect of Realized capital gains and losses, after-tax, includes that portion of the Company's DAC amortization and additional future policy benefits only to the extent that it resulted from the recognition of Realized capital gains and losses. Income before cumulative effect of change in accounting principle, after-tax, is the most directly comparable GAAP measure. The following table reconciles Operating income to Net income for the first quarter of 2003 and 2002.

(in millions)	2003	2002
Operating income	$76	$138
Realized capital gains and losses	(45)	(85)
Reclassification of DAC amortization	(13)	6
Income tax benefit	21	28

Realized capital gains and losses, after-tax	(37)	(51)

Net income	$39	$87

Operating Measure

        Management believes that investors' understanding of the Company's performance is enhanced by disclosure of the following operating financial measure. The Company's method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

        Premiums and deposits is an operating measure used by management to analyze production trends for the Company's sales. Premiums and deposits includes premiums on insurance policies and annuities, and all deposits and other funds received from customers on deposit-type products, which are accounted under GAAP as direct increases to liabilities rather than as revenue.

        The following table illustrates where Premiums and deposits are reflected in the condensed consolidated financial statements for the three months ended March 31.

(in millions)	2003	2002
GAAP premiums	$317	$231
Deposits to contractholder funds(1)	1,745	2,099
Deposits to Separate Accounts and other	242	285

Total Premiums and deposits	$2,304	$2,615

(1)
Derived directly from the Condensed Consolidated Statements of Cash Flows.

Item 4. Controls and Procedures

        Based upon the evaluation of the Company's disclosure controls and procedures conducted within 90 days prior to the date of the filing of this report, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. However, the design of any system of controls and procedures is based in part upon assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The discussion "Regulation, Legal Proceedings and Guarantees" in Part I, Item 1, Note 3 of this Form 10-Q is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit 15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 13, 2003, concerning unaudited interim financial information.
	Exhibit 99.1	Additional Exhibit—Certifications Pursuant to 18 United States Code § 1350
(b)	Reports on Form 8-K None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSTATE LIFE INSURANCE COMPANY (Registrant)
May 13, 2003	By:	/s/ SAMUEL H. PILCH Samuel H. Pilch (chief accounting officer and duly authorized officer of the registrant)

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

May 13, 2003	/s/ CASEY J. SYLLA Casey J. Sylla Chairman of the Board and President

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

May 13, 2003	/s/ STEVEN E. SHEBIK Steven E. Shebik Senior Vice President and Chief Financial Officer