Form 10-Q
period 2003-06-30
ALLSTATE LIFE INSURANCE CO
filed 2003-08-14
CIK 352736

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
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

        As of July 31, 2003, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2003

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues
Premiums	$204	$266	$521	$497
Contract charges	219	217	428	430
Net investment income	762	742	1,525	1,452
Realized capital gains and losses	(42)	(32)	(87)	(117)

	1,143	1,193	2,387	2,262

Costs and expenses
Contract benefits	378	391	845	736
Interest credited to contractholder funds	440	418	872	814
Amortization of deferred policy acquisition costs	85	105	257	192
Operating costs and expenses	118	120	239	228

	1,021	1,034	2,213	1,970
Income from operations before income tax expense	122	159	174	292
Income tax expense	37	52	50	98

Net income	$85	$107	$124	$194

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $45,521 and $41,723)	$49,868	$44,805
Mortgage loans	6,110	5,883
Equity securities	160	183
Short-term	1,654	839
Policy loans	683	692
Other	308	268

Total investments	58,783	52,670
Cash	400	252
Deferred policy acquisition costs	2,765	2,915
Reinsurance recoverables, net	1,114	1,061
Accrued investment income	557	534
Other assets	384	289
Separate Accounts	11,823	11,125

Total assets	$75,826	$68,846

Liabilities
Contractholder funds	$41,393	$38,858
Reserve for life-contingent contract benefits	10,525	9,747
Unearned premiums	9	10
Payable to affiliates, net	189	80
Other liabilities and accrued expenses	4,195	1,956
Deferred income taxes	905	708
Separate Accounts	11,823	11,125

Total liabilities	69,039	62,484

Commitments and Contingent Liabilities (Note 3)
Shareholder's Equity
Redeemable preferred stock—series A, $100 par value, 1,500,000 shares authorized, 851,830 and 930,650 shares issued and outstanding	85	93
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,067	1,067
Retained income	4,199	4,145
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	1,431	1,052

Total accumulated other comprehensive income	1,431	1,052

Total shareholder's equity	6,787	6,362

Total liabilities and shareholder's equity	$75,826	$68,846

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions)	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income	$124	$194
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(83)	(104)
Realized capital gains and losses	87	117
Interest credited to contractholder funds	872	814
Changes in:
Contract benefit and other insurance reserves	42	9
Unearned premiums	(1)	1
Deferred policy acquisition costs	(83)	(113)
Reinsurance recoverables	(55)	(54)
Income taxes payable	33	8
Other operating assets and liabilities	242	49

Net cash provided by operating activities	1,178	921

Cash flows from investing activities
Proceeds from sales
Fixed income securities	3,803	3,454
Equity securities	50	38
Investment collections
Fixed income securities	2,283	1,909
Mortgage loans	275	259
Investment purchases
Fixed income securities	(9,328)	(8,575)
Equity securities	(20)	(90)
Mortgage loans	(479)	(339)
Change in short-term investments, net	521	(280)
Change in other investments, net	(44)	(58)

Net cash used in investing activities	(2,939)	(3,682)

Cash flows from financing activities
Increase in short-term borrowings	95	—
Proceeds from (redemption) issuance of redeemable preferred stock	(8)	14
Capital contributions	—	150
Contractholder fund deposits	4,303	4,629
Contractholder fund withdrawals	(2,480)	(1,932)
Dividends paid	(1)	(45)

Net cash provided by financing activities	1,909	2,816

Net increase in cash	148	55
Cash at beginning of the period	252	130

Cash at end of period	$400	$185

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

        The condensed consolidated financial statements and notes as of June 30, 2003, and for the three-month and six-month periods ended June 30, 2003 and 2002, are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        In 2003, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change. The resulting single segment of the Company is defined based upon the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities, totaled $34 million and $78 million for the six months ended June 30, 2003 and 2002, respectively.

        In June 2003, the Company paid a $69 million dividend of investment securities to AIC.

Pending accounting standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 addresses issues related to the consolidation of variable interest entities ("VIEs"). The effective date of this interpretation is the first fiscal year or interim period beginning after June 15, 2003. The Company has one unconsolidated special purpose entity ("SPE") and one consolidated SPE that fall within the scope of FIN 46. The unconsolidated SPE is used to issue Global Medium Term Notes ("GMTNs") to unrelated third parties. The consolidated SPE is used to issue Euro Medium Term Notes ("EMTNs"). The SPE used to issue GMTNs will likely not require consolidation as described below. The Company believes the SPE currently consolidated under existing authoritative accounting guidance will be deconsolidated under FIN 46 as described below.

        ALIC issues funding agreements to the SPE (which the Company believes would be considered a VIE under FIN 46) used to issue GMTNs to unrelated third parties. The Company believes the GMTNs and certain equity interests issued by the SPE, to the extent they are exposed to all the risks and rewards of the funding agreements that collateralize the GMTNs, would be considered variable interests in a VIE. Applying the FIN 46 consolidation model, any entity exposed to a majority of the residual risks or possessing rights to a majority of the residual returns of the VIE is required to consolidate the entity. Because the Company owns none of the variable interests issued by the VIE it should not be required to consolidate the SPE but rather would continue to classify funding agreements issued to the VIE as a component of Contractholder funds. The same FIN 46 consolidation determination will apply to the Company's EMTN program as of July 1, 2003, and consistent with the GMTN program, will result in the deconsolidation of the EMTNs and recognition of the funding agreements issued to the VIE as a component of Contractholder funds, which is equivalent to the existing accounting for this program.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends, clarifies and codifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and utilized for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement applies only to certain derivative contracts and embedded derivatives entered into after June 30, 2003. The impact of adopting those provisions of the statement will not be material to the Company's Consolidated Statements of Operations or Financial Position.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-01 entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the SOP applies to several of the Company's insurance products and product features. The effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits and guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the Condensed Consolidated Statements of Operations depending on the market conditions at the time of adoption, but is not expected to have a material impact on the Company's Condensed Consolidated Statements of Financial Position.

Proposed standards

        The Emerging Issues Task Force ("EITF") issued Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under both SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stocks". The current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. In its most recent deliberations, the EITF discussed different models to assess whether impairment is other-than-temporary for different types of investments (e.g. SFAS 115 marketable equity securities, SFAS 115 debt securities, and equity and cost method investments subject to APB Opinion No. 18). Due to the uncertainty of the final model or models that may be adopted, the estimated impact to the Company's Condensed Consolidated Statements of Operations and Financial Position is presently not determinable.

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

        The effects of reinsurance on premiums are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Premiums
Direct	$284	$331	681	$629
Assumed
Affiliate	4	9	8	18
Non-affiliate	21	20	42	37
Ceded—non-affiliate	(105)	(94)	(210)	(187)

Premiums, net of reinsurance	$204	$266	521	$497

        The effects of reinsurance on contract benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2003	2002	2003	2002
Contract benefits
Direct	$453	$461	983	$898
Assumed
Affiliate	2	4	2	9
Non-affiliate	10	12	20	20
Ceded
Non-affiliate	(87)	(86)	(160)	(191)

Contract benefits, net of reinsurance	$378	$391	845	$736

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

Legal proceedings

        Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided below.

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

Guarantees

        The Company owns certain fixed income securities which contain credit default swaps or credit guarantees which contain obligations to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits become worthless, is $112 million at June 30, 2003. The credit default swaps and credit guarantees contained in these fixed income securities expire at various times during the next four years.

        Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance which is fully collateralized by the cash surrender value of the universal life insurance contracts. At June 30, 2003, the amount due under the commercial paper program is $299 million and the cash surrender value of the policies is $306 million. The repayment guarantee expires April 30, 2006.

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

        The aggregate liability balance related to all guarantees was not material as of June 30, 2003.

4.    Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended June 30,
	2003			2002
	Pretax	Tax	After- tax	Pretax	Tax	After- tax
(in millions)
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$391	$(137)	$254	$134	$(47)	$87
Less: reclassification adjustments	(43)	15	(28)	39	(14)	25

Unrealized net capital gains (losses)	434	(152)	282	95	(33)	62

Net gains (losses) on derivative financial instruments arising during the period	—	—	—	(3)	1	(2)
Less: reclassification adjustments	(1)	—	(1)	—	—	—

Net gains (losses) on derivative financial instruments	(1)	—	(1)	(3)	1	(2)

Other comprehensive income (loss)	$433	$(152)	281	$92	$(32)	60

Net income			85			107

Comprehensive income			$366			$167

The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Six months ended June 30,
	2003			2002
	Pretax	tax	After- Tax	Pretax	Tax	After- tax
(in millions)
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$486	$(170)	$316	$174	$(61)	$113
Less: reclassification adjustments	(99)	35	(64)	120	(42)	78

Unrealized net capital gains (losses)	585	(205)	380	54	(19)	35

Net gains (losses) on derivative financial instruments arising during the period	—	—	—	(3)	1	(2)
Less: reclassification adjustments	(1)	—	(1)	—	—	—

Net gains (losses) on derivative financial instruments	(1)	—	(1)	(3)	1	(2)

Other comprehensive income (loss)	$584	$(205)	379	$51	$(18)	33

Net income			124			194

Comprehensive income			$503			$227

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholder of
Allstate Life Insurance Company:

        We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the "Company", an affiliate of The Allstate Corporation) as of June 30, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
August 14, 2003

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

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

HIGHLIGHTS

  •
  Net income decreased $22 million or 20.6% in the second quarter of 2003 to $85 million from $107 million in the second quarter of 2002 due to reduced mortality and investment margins partly offset by lower amortization of deferred policy acquisition costs ("DAC"). Net income decreased $70 million or 36.1% in the first six months of 2003 to $124 million compared to the first six months of 2002 due to a lower mortality margin and accelerated amortization of DAC totaling $53 million after-tax and other contractual arrangements, partially offset by lower realized capital losses.

  •
  Investments increased $6.11 billion or 11.6% compared to December 31, 2002, comprised of $4.85 billion due to positive cash flows from fixed annuity and institutional product deposits and increased securities lending and dollar roll program activity, and $1.26 billion due to unrealized net capital gains on fixed income securities.

  •
  Separate Accounts assets increased 6.3% as of June 30, 2003 compared to December 31, 2002 due primarily to improved equity market performance and new deposits, partially offset by surrenders.

CONSOLIDATED NET INCOME

        Summarized financial data and key operating measures are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Premiums	$204	$266	$521	$497
Contract charges	219	217	428	430
Net investment income	762	742	1,525	1,452
Contract benefits	(378)	(391)	(845)	(736)
Interest credited to contractholder funds	(440)	(418)	(872)	(814)
Amortization of DAC	(73)	(95)	(232)	(188)
Operating costs and expenses	(118)	(120)	(239)	(228)
Income tax expense	(56)	(66)	(90)	(140)
Realized capital gains and losses, after-tax(1)	(35)	(28)	(72)	(79)

Net income	$85	$107	$124	$194

Investments	58,783	49,639	58,783	49,639
Separate Accounts assets	11,823	12,655	11,823	12,655

Investments, including Separate Accounts assets	$70,606	$62,294	$70,606	$62,294

(1)
Realized capital gains and losses are reconciled in the table on page 18.

CONSOLIDATED REVENUES

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Premiums	$204	$266	$521	$497
Contract charges	219	217	428	430
Net investment income	762	742	1,525	1,452
Realized capital gains and losses	(42)	(32)	(87)	(117)

Total consolidated revenues	$1,143	$1,193	$2,387	$2,262

        Total consolidated revenues decreased 4.2% in the second quarter of 2003 compared to the second quarter of 2002. The decrease was due to lower Premiums partly offset by increased Net investment income. Total consolidated revenues increased 5.5% in the first six months of 2003 compared to the first six months of 2002. The increase was due to higher Net investment income, decreased net realized capital losses and increased Premiums.

OPERATIONS

        Premiums included in the Condensed Consolidated Statements of Operations, represent premiums generated from traditional life and other insurance products and immediate annuities with life contingencies which have significant mortality or morbidity risk.

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

        The following table summarizes Premiums and Contract charges.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Premiums
Life insurance
Traditional life	$96	$103	$187	$197
Other	40	57	83	114

Total life insurance	136	160	270	311

Annuities
Fixed annuities—immediate annuities with life contingencies	68	106	251	186

Total annuities	68	106	251	186

Total Premiums	204	266	521	497
Contract charges
Life insurance
Interest-sensitive life	154	151	304	299
Other	1	2	3	3

Total life insurance	155	153	307	302

Annuities
Fixed annuities—deferred	6	4	9	8
Fixed annuities—immediate annuities without life contingencies	5	4	9	8
Variable annuities	50	56	97	109

Total annuities	61	64	115	125

Institutional products	3	—	6	3

Total Contract charges	219	217	428	430

Total Premiums and Contract charges	$423	$483	$949	$927

        Total Premiums decreased 23.3% to $204 million in the second quarter of 2003 from $266 million in the second quarter of 2002. The decline is due to lower sales of immediate annuities with life contingencies, the discontinuance of direct-marketed credit life insurance and reduced traditional whole life premiums due to lower business in force. The decline in sales of immediate annuities with life contingencies is due to consumer preference and market and competitive conditions that drive the level and mix of immediate annuities sold with or without life contingencies.

        Total Contract charges were $219 million in the second quarter of 2003 compared to $217 million in the second quarter of 2002. Higher interest-sensitive life insurance contract charges offset a decline in variable annuities. Variable annuity average account values during the second quarter of 2003 were lower than the average account values during the second quarter of 2002, as poor equity market performance during the prior year and surrenders offset growth from new business.

        For the first six months of 2003, Premiums and Contract charges increased 2.4% compared to the first six months of 2002. The increase is due to increased sales of immediate annuities, partially offset by the discontinuance of direct-marketed credit life insurance and a decline in traditional whole life insurance premiums due to lower business inforce.

        The following table summarizes Premiums and Contract charges by distribution channel.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Premiums
Allstate agencies	$56	$58	$109	$113
Specialized brokers	68	107	251	187
Independent agents	7	15	14	27
Direct marketing	73	86	147	170

Total Premiums	204	266	521	497
Contract charges
Allstate agencies	108	110	217	216
Specialized brokers	9	4	16	12
Independent agents	56	51	105	101
Financial services firms (financial institutions and broker/dealers)	46	52	90	101

Total Contract charges	219	217	428	430

Total Premiums and Contract charges	$423	$483	$949	$927

        Policy and contractholder obligations, included on the Condensed Consolidated Statements of Financial Position, reflect the trends in the Company's product deposits and sales of insurance products. The following table shows the balances of these obligations.

(in millions)	June 30, 2003	December 31, 2002	June 30, 2002	December 31, 2001
Reserve for life-contingent contract benefits	$10,525	$9,747	$8,834	$8,632
Contractholder funds	41,393	38,858	35,795	32,301
Separate Accounts	11,823	11,125	12,655	13,587

        The following table shows changes in these obligations.

	Change from March 31 to June 30,		Change from prior year-end to June 30,
(in millions)	2003	2002	2003	2002
Reserve for life-contingent contract benefits	$487	$250	$778	$202
Contractholder funds	1,513	2,020	2,535	3,494
Separate Accounts	1,270	(1,144)	698	(932)

        Reserve for life-contingent contract benefits increased at a higher rate in the second quarter of 2003 and the first six months of 2003 compared to the same periods in the prior year primarily due to sales of immediate annuities with life contingencies, partially offset by benefit payments.

        Contractholder funds increased at a lower rate in the second quarter of 2003 and the first six months of 2003 compared to the same periods in the prior year primarily due to lower deposits and higher maturities of funding agreements backing medium term notes, partially offset by higher deposits from fixed annuities. Deposits from funding agreements backing medium term notes reflect management's assessment of market conditions and are only pursued when profit expectations can be met, therefore the level of deposits fluctuates significantly from period to period. The increase in Contractholder funds due to fixed annuities reflects deposits and interest credited to contracts, partially offset by surrenders and maturities of in-force contracts during both periods. Fixed annuities include the Allstate® Treasury-Linked Annuity and, although management constrained deposits of the Allstate® Treasury-Linked Annuity due to the low interest rate environment, deposits in the second quarter of 2003 were comparable to the first quarter of 2003. The Allstate® Treasury-Linked Annuity was introduced late in the first quarter of 2002, resulting in significant increases in deposits during 2003 relative to the prior year.

        Separate Accounts increased in the second quarter of 2003 and in the first six months of 2003 after declining in the comparable periods last year. These increases were due to favorable equity market performance compared to the prior year and variable annuity deposits, partially offset by surrenders and withdrawals. The level of variable annuity deposits declined in both periods when compared to prior year, reflecting consumers' preferences for fixed rate guarantees over variable annuities during this period of uncertain equity market performance. The ongoing introduction of the Allstate® Advisor Variable annuity suite of products and the improved equity market performance in the second quarter of 2003 have resulted in six sequential monthly increases in variable annuity deposits in 2003. Monthly variable annuity deposits are now at a level comparable to the end of the second quarter of last year.

        Net investment income increased 2.7% in the second quarter and 5.0% in the first six months of 2003 compared to the same periods last year. The increase in both periods was due to higher portfolio balances resulting from positive cash flows from product sales and deposits, partially offset by lower portfolio yields. Lower portfolio yields result when new investments are made at rates lower than the current portfolio yields reflecting the low interest rate environment. The portfolio balance as of June 30, 2003, excluding assets invested in Separate Accounts and unrealized net capital gains on fixed income securities, increased 13.5% from June 30, 2002.

        Analysis of net income is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Investment margin	$193	$203	$397	$396
Mortality margin	75	104	163	226
Maintenance charges	81	89	160	170
Surrender charges	18	20	37	37
Amortization of DAC	(73)	(95)	(232)	(188)
Operating costs and expenses	(118)	(120)	(239)	(228)
Income tax expense	(56)	(66)	(90)	(140)
Realized capital gains and losses, after-tax	(35)	(28)	(72)	(79)

Net income	$85	$107	$124	$194

        Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders and interest expense, decreased 4.9% in the second quarter of 2003 compared to the same period in 2002 and increased 0.3% in the first six months of 2003 compared to the first six months of 2002. Management actions to reduce crediting rates on in-force contracts with discretionary crediting rates have partially offset the decline in the Company's investment portfolio yield. These actions, however, have not been sufficient to offset the overall portfolio yield decline as crediting rates on certain of the Company's products cannot be adjusted and reductions in the yield on assets supporting the Company's capital, traditional life and other products directly impact investment margin.

        For interest-sensitive fixed annuities and life products where management has the ability to modify crediting rates, the rolling weighted average interest crediting rate is approximately 100 basis points above the long-term underlying guaranteed rate as of June 30, 2003.

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	6.9%	7.3%	4.9%	5.4%	2.0%	1.9%
Fixed annuities—deferred	6.4	7.2	4.7	5.2	1.7	2.0
Fixed annuities—immediate	7.9	8.3	7.2	7.4	0.7	0.9
Institutional—fixed rate contracts	6.7	7.8	6.1	6.3	0.6	1.5
Institutional—floating rate contracts	2.6	3.1	1.6	2.2	1.0	0.9
Investments supporting capital, traditional life and other products	6.0	7.3	N/A	N/A	N/A	N/A

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	7.0%	7.3%	4.9%	5.1%	2.1%	2.2%
Fixed annuities—deferred	6.6	7.2	4.7	5.3	1.9	1.9
Fixed annuities—immediate	7.9	8.2	7.2	7.4	0.7	0.8
Institutional—fixed rate contracts	6.7	7.6	6.1	6.5	0.6	1.1
Institutional—floating rate contracts	2.6	3.2	1.6	2.2	1.0	1.0
Investments supporting capital, traditional life and other products	6.1	7.2	N/A	N/A	N/A	N/A

        The following table summarizes Contractholder funds and the Reserve for life-contingent contract benefits associated with the weighted average investment yield and weighted average interest crediting rates at June 30.

(in millions)	2003	2002
Interest-sensitive life	$6,091	$5,764
Fixed annuities—deferred	23,282	18,235
Fixed annuities—immediate	9,788	9,152
Institutional—fixed rate contracts	1,917	2,607
Institutional—floating rate contracts	6,706	6,194

	47,784	41,952
FAS 115/133 market value adjustment	1,803	510
Ceded reserves	(287)	(295)
Life-contingent contracts and other	2,618	2,462

Total Contractholder funds and Reserve for life-contingent contract benefits	$51,918	$44,629

        The following table summarizes investment margin by product group.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Life insurance	$40	$51	$81	$95
Annuities	130	128	267	250
Institutional products	23	24	49	51

Investment margin	$193	$203	$397	$396

        Mortality margin, which represents premiums and cost of insurance charges less related policy benefits was $29 million or 27.9% lower in the second quarter of 2003 compared to the second quarter of 2002. Variable annuity guaranteed minimum death benefits ("GMDB") payments and mortality losses on life contingent immediate annuities drove the decrease as these factors more than offset the growth from new business. GMDB payments of $27 million net of reinsurance, hedging losses and other contractual arrangements ("net GMDB payments") in the second quarter of 2003 increased $18 million compared to the same period in 2002 and increased $6 million compared to the first quarter of 2003.

        The overall objective of the GMDB hedging program, the results of which are included in net GMDB payments, is to reduce the impact of changing equity markets on the mortality margin. For example, in rising equity markets, the Company's GMDB exposure declines, however the hedging program is expected to result in realized losses. Hedging losses were $7 million in the second quarter of 2003 compared to hedging gains of $6 million in the second quarter of 2002 and $2 million in the first quarter of 2003.

        For the first six months of 2003, mortality margin was $63 million or 27.9% below the first six months of 2002. GMDBs in the first six months of 2003 compared to the same period of 2002 represents $44 million of this decline. In addition to the unfavorable variable annuity product performance in the first six months of 2003, a high level of life claims in the first quarter of 2003 offset the expected growth in the mortality margin during the first six months from new business.

        The following table summarizes mortality margin by product group.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Life insurance	$114	$123	$230	$244
Annuities	(39)	(25)	(67)	(20)
Institutional products	—	6	—	2

Mortality margin	$75	$104	$163	$226

        Amortization of DAC for Allstate Financial decreased 23.2% in the second quarter of 2003 compared to the same period in 2002 as lower than expected margins, primarily from the unfavorable mortality results on variable annuities, slowed the DAC amortization. Amortization of DAC increased 23.4% in the first six months of 2003 compared to the first six months of 2002 due to the acceleration of amortization, commonly known as DAC unlocking, in the first quarter of 2003 and ongoing growth of business, partially offset by lower than expected margins.

        Operating costs and expenses decreased 1.7% during the second quarter of 2003 compared to the second quarter of 2002. Although investments in technology and employee related benefit expenses were higher in the second quarter of 2003, the increase was more than offset by lower litigation expenses. Operating costs and expenses increased 4.8% during the first six months of 2003 compared to the same period of 2002 due to increased employee related benefit expenses and continuing investments in technology.

        Realized capital gains and losses are presented in the following table. After-tax realized capital gains and losses are presented net of the effects of DAC amortization to the extent that such amortization effects resulted from the recognition of realized capital gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Investment write-downs	$(61)	$(33)	$(118)	$(59)
Sales
Fixed income and equity securities	38	1	51	(41)
Other	2	2	4	6

Total sales	40	3	55	(35)
Valuation of derivative instruments	(17)	(4)	(22)	(26)
Settlement of derivative instruments	(4)	2	(2)	3

Realized capital gains and losses, pretax	(42)	(32)	(87)	(117)
Reclassification of amortization of DAC	(11)	(10)	(25)	(4)
Income tax benefit	18	14	40	42

Realized capital gains and losses, after-tax	$(35)	$(28)	$(72)	$(79)

        For further discussion of realized capital gains and losses, see "Investments".

INVESTMENTS

        The composition of the investment portfolio at June 30, 2003 is presented in the table below.

(in millions)	Investments	Percent to total
Fixed income securities(1)	$49,868	84.8%
Mortgage loans	6,110	10.4
Equity securities	160	0.3
Short-term	1,654	2.8
Policy loans	683	1.2
Other including derivatives	308	0.5

Total	$58,783	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $45.52 billion.

        Total investments increased to $58.78 billion at June 30, 2003 from $52.67 billion at December 31, 2002 due to positive cash flows from operating and financing activities, increased funds associated with securities lending and dollar roll programs and increased unrealized gains on fixed income securities.

        Total investment balances related to funds associated with securities lending and dollar roll programs increased to $2.96 billion at June 30, 2003 from $1.24 billion at December 31, 2002.

        The Unrealized net capital gains on fixed income and equity securities at June 30, 2003 were $4.35 billion, an increase of $1.28 million or 41.5% since December 31, 2002. The net unrealized gain for the fixed income portfolio totaled $4.35 billion, comprised of $4.60 billion of unrealized gains and $249 million of unrealized losses at June 30, 2003, compared to a net unrealized gain for the fixed income portfolio totaling $3.08 billion at December 31, 2002, comprised of $3.48 billion of unrealized gains and $393 million of unrealized losses. At June 30, 2003, the unrealized losses for the fixed income portfolio were concentrated in the corporate fixed income portfolio. Corporate fixed income net unrealized gains totaled $2.56 billion, comprised of $2.73 billion of unrealized gains and $171 million of unrealized losses. The unrealized losses for the corporate fixed income portfolio were concentrated in the transportation, basic industry, public utilities and capital goods sectors. These sectors comprised $100 million or 58.5% of the unrealized losses and $1.04 billion or 38.1% of unrealized gains in the corporate fixed income portfolio.

        The net unrealized gain for the equity portfolio totaled $4 million, comprised of $7 million of unrealized gains and $3 million of unrealized losses at June 30, 2003, compared to net unrealized losses in the equity portfolio totaling $8 million at December 31, 2002, comprised of $4 million of unrealized gains and $12 million of unrealized losses.

        Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of six or more consecutive months but less than 12 consecutive months had unrealized losses of $31 million at June 30, 2003, compared to $46 million of unrealized losses at December 31, 2002. This decrease was primarily related to decreased unrealized losses in this category for the utility sector, partially offset by an increase in unrealized losses in the transportation sector. There were no securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for 12 or more consecutive months at June 30, 2003 compared to $5 million at December 31, 2002.

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

        The following table summarizes problem, restructured and potential problem fixed income securities.

(in millions)	June 30, 2003			December 31, 2002
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of Total Fixed Income portfolio
Problem	$165	$155	0.3%	$232	$218	0.5%
Restructured	36	39	0.1	10	10	—
Potential problem	328	315	0.6	486	423	0.9

Total net carrying value	$529	$509	1.0%	$728	$651	1.4%

Cumulative write-downs recognized	$321			$368

        As of June 30, 2003, the balance of fixed income securities that the Company categorizes as problem and potential problem declined from the balance as of year-end 2002. The decrease was related to the sale of holdings in these categories due to specific developments in the first six months of the year causing a change in the Company's outlook and intent to hold those securities, and an improvement in conditions for certain other holdings previously classified in these categories. The Company expects the eventual recovery of these securities but evaluated each security through its watch list process at June 30, 2003 and recorded write-downs where appropriate. Approximately $20 million of net unrealized losses at June 30, 2003 are related to securities that the Company has included in the problem, restructured or potential problem categories. These securities represent 1.0% of the fixed income portfolio. The Company concluded, through its watch list monitoring process, that these unrealized losses were temporary in nature. While it is possible for these balances to increase in the future if economic conditions are unfavorable, the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio.

        The components of realized capital gains and losses are described in the table on page 18. Sales of fixed income securities in the second quarter and first six months of 2003 resulted from actions taken to reduce credit exposure to certain issuers or industries and to provide liquidity for the purchase of investments that better meet certain investment objectives.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder's equity. The following table summarizes the Company's capital resources.

(in millions)	June 30, 2003	December 31, 2002
Redeemable preferred stock	$85	$93
Common stock, retained income and other shareholder's equity items	5,271	5,217
Accumulated other comprehensive income	1,431	1,052

Total shareholder's equity	$6,787	$6,362

        Shareholder's equity increased $425 million in the second quarter of 2003 when compared to year-end 2002 due to increases in net unrealized capital gains and net income partially offset by a dividend of investment securities to Allstate Insurance Company ("AIC") of $69 million. The balance of Redeemable preferred stock declined during the first six months of 2003 due to the reduction of investment by a strategic alliance partner.

        Debt    The Company has an inter-company loan agreement with The Allstate Corporation (the "Corporation") whereby the amount of inter-company loans available is at the discretion of the

Corporation. The maximum amount of loans the Corporation can have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. At June 30, 2003, the Corporation had outstanding commercial paper borrowings of $95 million that were allocated to the Company under the inter-company loan agreement to cover short-term cash needs. There was no debt outstanding at December 31, 2002.

        Financial Ratings and Strength    In June 2003, Standard & Poor's revised the insurance financial strength rating of ALIC and its rated subsidiaries and affiliates from AA+ to AA and revised the rating outlook from negative to stable. Standard & Poor's stated that the rating change was due to several factors including their negative outlook on the life insurance industry, the recent decline in ALIC's Net income and their view that a subsidiary's rating cannot exceed the rating of its parent. ALIC's rating is now the same rating as AIC, its parent. Moody's and A.M. Best's insurance financial strength rating of ALIC and AIC remains unchanged. In reaffirming the A+ ratings of ALIC and AIC, A.M. Best assigned a positive rating outlook for these companies' ratings.

  Liquidity

        The Company's operations typically generate substantial positive cash flows from operations as most premiums and deposits are received in advance of the time when benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company.

        Dividends to ALIC from its insurance subsidiaries and dividends ALIC can pay to AIC are subject to restriction under the insurance company holding act of the insurance company's state of domicile. The payment of dividends by ALIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending June 30, 2003, ALIC has paid $69 million in common stock dividends. Based on the greater of 2002 statutory net income or 10% of statutory surplus, the maximum amount of dividends ALIC will be able to pay without prior Illinois Department of Insurance approval at a given point in time during 2003 is $315 million, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of inter-company lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

        ALIC's insurance subsidiaries are domiciled in Illinois, New York, Arizona and Nebraska. Except for those domiciled in New York and one in Nebraska, ALIC has 100% inter-company reinsurance agreements in place with its insurance subsidiaries. Only invested assets supporting capital and relating to Separate Accounts remain in these subsidiaries.

        A portion of the Company's diversified product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. The total amount of surrenders and withdrawals for the three-month and six-month periods ending June 30, 2003 were $545 million and $1.03 billion, net of surrender charges, compared with $468 million and $963 million for the same periods last year. The total amount of surrenders and withdrawals for the first six months of 2003 represented 2.5% of the Contractholder funds balance at June 30, 2003, compared to 2.7% in the first six months of last year.

        The Corporation has access to additional borrowing to support liquidity as follows:

  •
  The Corporation has a commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of June 30, 2003, the remaining borrowing capacity under the commercial paper program was $905 million, however, the outstanding balance fluctuates daily.

  •
  The Corporation has a primary credit facility and two additional credit facilities totaling $1.20 billion as potential sources of funds to meet short-term liquidity requirements: the primary

    $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in the second quarter of 2004 and a $50 million one-year revolving line of credit expiring and subsequently renewing in the third quarter of 2003. The rights to borrow on the five-year and 364-day lines of credit are subject to requirements that are customary for facilities of this size, type and purpose. For example, the Corporation's ratio of total debt to total capital (as defined in the agreements) cannot exceed a designated level. This requirement is currently being met and management expects to continue to meet it in the future. There were no borrowings under any of these lines of credit during the first six months of 2003. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

  •
  The Corporation has the right to issue up to an additional $800 million of debt securities, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statement filed with the SEC in June 2000.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company's use of off-balance sheet arrangements is limited to a special purpose entity ("SPE") used to issue global medium-term notes ("GMTNs") to institutional investors. Management of the Company has not invested in this SPE.

        At June 30, 2003, this SPE had assets of $2.89 billion, liabilities of $2.80 billion and unrelated third party equity of $90 million. The funding agreements issued by the Company to the SPE, and which serve as collateral for the notes issued by the SPE, are reported on the Company's Condensed Consolidated Statements of Financial Position as a component of Contractholder funds.

        The Company is in the process of assessing if this SPE meets the criteria to be considered a variable interest entity pursuant to the pending accounting guidance of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and will require consolidation. Based on this assessment, this SPE will likely not require consolidation.

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

  •
  When analyzing fixed income and equity investment securities for the existence of other-than-temporary impairments, the Company focuses on several factors including the length of time and amount by which the securities' cost or amortized cost for equity or fixed income securities, respectively, exceeds the securities' fair value. The Emerging Issues Task Force ("EITF"), a task force that assists the FASB in identifying, discussing, and resolving accounting and reporting issues within the framework of existing authoritative accounting literature, is currently deliberating Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF's current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. In the event the EITF enacts this summary as its final conclusion, the Company may be required to recognize certain pre-tax unrealized losses as realized losses. The estimated impact to the Company's Condensed Consolidated Statements of Operations and Financial Position is not determinable until such time as a final conclusion is reached.

Item 4. Controls and Procedures

        With the participation of our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. However, the design of any system of controls and procedures is based in part upon assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at the "reasonable assurance" level.

        During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The discussion "Regulation, Legal Proceedings and Guarantees" in Part I, Item 1, Note 3 of this Form 10-Q is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    An Exhibit Index has been filed as part of this report on page E-1.

  (b)
  A Current Report on Form 8-K was filed during the second quarter of 2003 on the following date for the item indicated:

    June 16, Item 5 Other Events—reporting a ratings change by Standard & Poor's Rating Services for rated members of Allstate Financial, including the registrant.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company (Registrant)
August 14, 2003	By:	/s/ SAMUEL H. PILCH Samuel H. Pilch (chief accounting officer and duly authorized officer of the Registrant)

Exhibit No.	Description
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 14, 2003, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1

QuickLinks

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE