Form 10-Q
period 2003-09-30
ALLSTATE LIFE INSURANCE CO
filed 2003-11-14
CIK 352736

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

        As of October 31, 2003, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2003

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2003 and 2002 (unaudited)	1
	Condensed Consolidated Statements of Financial Position as of September 30, 2003 (unaudited) and December 31, 2002	2
	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2003 and 2002 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
	Independent Accountants' Review Report	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4.	Controls and Procedures	25
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 6.	Exhibits and Reports on Form 8-K	26

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues
Premiums	$204	$196	$725	$693
Contract charges	214	210	642	640
Net investment income	785	757	2,310	2,209
Realized capital gains and losses	—	(161)	(87)	(278)

	1,203	1,002	3,590	3,264
Costs and expenses
Contract benefits	351	324	1,196	1,060
Interest credited to contractholder funds	447	449	1,319	1,263
Amortization of deferred policy acquisition costs	98	138	355	330
Operating costs and expenses	122	112	361	340

	1,018	1,023	3,231	2,993
Loss on disposition of operations	(13)	—	(13)	—

Income (loss) from operations before income tax expense (benefit)	172	(21)	346	271
Income tax expense (benefit)	53	(25)	103	73

Net income	$119	$4	$243	$198

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $47,114 and $41,723)	$50,734	$44,805
Mortgage loans	6,256	5,883
Equity securities	162	183
Short-term	1,763	839
Policy loans	688	692
Other	337	268

Total investments	59,940	52,670
Cash	99	252
Deferred policy acquisition costs	2,998	2,915
Reinsurance recoverables, net	1,156	1,061
Accrued investment income	585	534
Other assets	325	289
Separate Accounts	12,177	11,125

Total assets	$77,280	$68,846

Liabilities
Contractholder funds	$43,479	$38,858
Reserve for life-contingent contract benefits	10,397	9,747
Unearned premiums	9	10
Payable to affiliates, net	77	80
Other liabilities and accrued expenses	3,589	1,956
Deferred income taxes	842	708
Debt	44	—
Separate Accounts	12,177	11,125

Total liabilities	70,614	62,484

Commitments and Contingent Liabilities (Note 3)
Shareholder's Equity
Redeemable preferred stock — series A, $100 par value, 1.5 million shares authorized, 815,460 and 930,650 shares issued and outstanding	82	93
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,067	1,067
Retained income	4,293	4,145
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	1,219	1,052

Total accumulated other comprehensive income	1,219	1,052

Total shareholder's equity	6,666	6,362

Total liabilities and shareholder's equity	$77,280	$68,846

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions)	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income	$243	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(127)	(158)
Realized capital gains and losses	87	278
Interest credited to contractholder funds	1,319	1,263
Changes in:
Contract benefit and other insurance reserves	40	(33)
Unearned premiums	(2)	6
Deferred policy acquisition costs	(186)	(154)
Reinsurance recoverables, net	(97)	(60)
Income taxes payable	42	(29)
Other operating assets and liabilities	141	29

Net cash provided by operating activities	1,460	1,340

Cash flows from investing activities
Proceeds from sales
Fixed income securities	6,171	4,991
Equity securities	63	37
Investment collections
Fixed income securities	3,495	2,824
Mortgage loans	506	394
Investment purchases
Fixed income securities	(14,786)	(12,728)
Equity securities	(32)	(86)
Mortgage loans	(866)	(558)
Change in short-term investments, net	321	(275)
Change in other investments, net	(50)	(133)

Net cash used in investing activities	(5,178)	(5,534)

Cash flows from financing activities
(Redemption) issuance of redeemable preferred stock	(11)	14
Capital contributions	—	250
Contractholder fund deposits	7,492	6,940
Contractholder fund withdrawals	(3,889)	(2,847)
Dividends paid	(27)	(46)

Net cash provided by financing activities	3,565	4,311

Net (decrease) increase in cash	(153)	117
Cash at beginning of the period	252	130

Cash at end of period	$99	$247

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

        The condensed consolidated financial statements and notes as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and 2002 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        In 2003, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change. The resulting single segment of the Company is defined based upon the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities, totaled $38 million and $90 million for the nine months ended September 30, 2003 and 2002, respectively.

        In June 2003, the Company paid a $69 million dividend of investment securities to AIC.

Adopted accounting standards

FASB Interpretation No. 46

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 addresses whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A VIE is an entity in which the equity investors lack certain essential characteristics of a controlling financial interest or which lacks sufficient equity to finance its own activities without financial support provided by other entities. An enterprise must consolidate a VIE if it has a variable interest that will absorb a majority of the expected losses, receive a majority of the expected returns or both.

        Adoption is required for relationships with VIEs entered into on or after February 1, 2003. For VIEs existing prior to that date, the effective date of the interpretation was delayed through the issuance of FASB Staff Position ("FSP") FIN 46-6, until the end of the first interim or annual period ending after December 15, 2003. However, FIN 46 may be applied before the end of the deferral period to some or all affected VIEs.

        Effective July 1, 2003, the Company has applied the guidance in FIN 46 on a prospective basis as follows:

  •
  ALIC issues funding agreements to a Special Purpose Entity ("SPE") (which is considered a VIE under FIN 46) used to issue Global Medium Term Notes ("GMTNs") to unrelated third parties. The GMTNs and certain equity interests issued by the SPE, to the extent they are exposed to all the risks and rewards of the funding agreements that collateralize the GMTNs, are considered variable interests in a VIE. Because the Company owns none of the variable interests issued by the VIE, it is not required to consolidate the VIE and will continue to classify funding agreements issued to the VIE as a component of Contractholder funds.

  •
  Consistent with the GMTN program, the Company's Euro Medium Term Notes ("EMTN") program no longer requires consolidation. The impact of deconsolidation of the EMTNs resulted in the recognition of the funding agreements issued to the VIE as a component of Contractholder funds, which is equivalent to the previous accounting for this program.

  •
  The Company determined it was the primary beneficiary of a previously unconsolidated structured investment security considered a VIE under FIN 46. As a result, the VIE was consolidated as of July 1, 2003 resulting in an increase in debt of $44 million in the third quarter 2003 condensed consolidated financial statements.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

        In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends, clarifies and codifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and utilized for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". While this statement applies primarily to certain derivative contracts and embedded derivatives entered into or modified after June 30, 2003, it also codifies conclusions previously reached by the FASB at various dates on certain implementation issues. The impact of adopting the provisions of this statement were not material to the Company's Condensed Consolidated Statements of Operations or Financial Position.

Pending Accounting Standards

Statement of Position 03-01

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-01 entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The accounting guidance contained in the SOP addresses three areas: separate accounts presentation and valuation, accounting for sales inducements such as bonus interest, and the classification and valuation of certain long duration liabilities. The effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged.

        Based on management's review of the SOP, the most significant impact to the Company is the provision of the SOP that requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits and guaranteed income benefits. This liability will be determined based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The Company does not currently recognize these liabilities. The Company is currently evaluating the provisions of the statement. The Company plans to adopt the provisions of the statement no later than January 1, 2004. The effect of adoption may have a material impact on the Condensed Consolidated Statements of Operations. However, the amounts may vary based on market conditions. Adoption is not expected to have a material impact on the Company's Condensed Consolidated Statements of Financial Position.

Proposed standards

EITF Topic No. 03-01

        The Emerging Issues Task Force ("EITF") discussed Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under both SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stocks." The current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. In recent deliberations, the EITF discussed different models to assess whether impairment is other-than-temporary for different types of investments (e.g. SFAS 115 marketable equity securities, SFAS 115 debt securities, and equity and cost method investments subject to APB Opinion No. 18). Due to the uncertainty of the final model or models that may be adopted, the estimated impact to the Company's Condensed Consolidated Statements of Operations and Financial Position is presently not determinable.

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

        The effects of reinsurance on premiums are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Premiums
Direct	$276	$271	$957	$900
Assumed
Affiliate	2	7	10	25
Non-affiliate	21	19	63	56
Ceded—non-affiliate	(95)	(101)	(305)	(288)

Premiums, net of reinsurance	$204	$196	$725	$693

        The effects of reinsurance on contract benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2003	2002	2003	2002
Contract benefits
Direct	$426	$405	$1,409	$1,303
Assumed
Affiliate	2	4	4	13
Non-affiliate	14	8	34	28
Ceded
Non-affiliate	(91)	(93)	(251)	(284)

Contract benefits, net of reinsurance	$351	$324	$1,196	$1,060

3.     Regulation, Legal Proceedings and Guarantees

Regulation

        The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of either insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Legal proceedings

        Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided below.

        AIC is defending various lawsuits involving worker classification issues. These lawsuits include a number of putative class actions and one certified class action challenging the overtime exemption claimed by AIC under the

Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. Another lawsuit involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that agency secretaries were terminated as employees by AIC and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

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

Guarantees

        The Company owns certain fixed income securities which contain credit default swaps or credit guarantees which contain obligations to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company's maximum amount at risk, assuming the value of the referenced credits become worthless, is $110 million at September 30, 2003. The credit default swaps and credit guarantees contained in these fixed income securities expire at various times during the next seven years.

        Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance which is fully collateralized by the cash surrender value of the universal life insurance contracts. At September 30, 2003, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $308 million. The repayment guarantee expires April 30, 2006.

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

        The aggregate liability balance related to all guarantees was not material as of September 30, 2003.

4.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended September 30,
	2003			2002
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$(325)	$114	$(211)	$103	$(36)	$67
Less: reclassification adjustments	1	—	1	(176)	61	(115)

Unrealized net capital gains (losses)	(326)	114	(212)	279	(97)	182

Net gains (losses) on derivative financial instruments arising during the period	—	—	—	(1)	—	(1)
Less: reclassification adjustments	—	—	—	—	—	—

Net gains (losses) on derivative financial instruments	—	—	—	(1)	—	(1)

Other comprehensive income (loss)	$(326)	$114	(212)	$278	$(97)	181

Net income			119			4

Comprehensive income (loss)			$(93)			$185

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Nine months ended September 30,
	2003			2002
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$190	$(67)	$123	$23	$(8)	$15
Less: reclassification adjustments	(66)	23	(43)	(310)	108	(202)

Unrealized net capital gains (losses)	256	(90)	166	333	(116)	217

Net gains (losses) on derivative financial instruments arising during the period	—	—	—	(4)	1	(3)
Less: reclassification adjustments	(1)	—	(1)	—	—	—

Net gains (losses) on derivative financial instruments	1	—	1	(4)	1	(3)

Other comprehensive income (loss)	$257	$(90)	167	$329	$(115)	214

Net income			243			198

Comprehensive income			$410			$412

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholder of
Allstate Life Insurance Company:

        We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the "Company", an affiliate of The Allstate Corporation) as of September 30, 2003, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 13, 2003

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

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

HIGHLIGHTS

  •
  Net income for the third quarter of 2003 increased by $115 million from the third quarter of 2002 to $119 million due to lower net realized capital losses, lower amortization of deferred policy acquisition costs ("DAC") and a higher investment margin, partially offset by a lower mortality margin and higher income tax expense resulting from a favorable adjustment to tax liabilities in the prior year. Net income increased $45 million or 22.7% in the first nine months of 2003 to $243 million from $198 million in the first nine months of 2002 due to lower net realized capital losses and a higher investment margin, partially offset by a lower mortality margin.

  •
  Investments increased $7.3 billion or 13.8% compared to December 31, 2002, primarily due to fixed annuity and institutional product deposits, increased securities lending and dollar roll program borrowings, and higher unrealized net capital gains on fixed income securities.

  •
  A suite of new innovative fixed annuity products was launched during the third quarter of 2003 that are designed to be responsive to current market conditions and opportunities.

  •
  The Company announced its decision to discontinue its direct distribution business based on a market review of growth opportunities and strategic fit, and to exit the synthetic guaranteed investment contract business.

  •
  Funding agreement deposits amounted to $1.08 billion and $2.06 billion for the quarter and first nine months of 2003, respectively, compared to $182 million and $1.74 billion for the quarter and first nine months of 2002, respectively. Period to period fluctuations in funding agreement deposits are largely due to management's assessment of market opportunities.

CONSOLIDATED NET INCOME

        Summarized financial data is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Premiums	$204	$196	$725	$693
Contract charges	214	210	642	640
Net investment income	785	757	2,310	2,209
Contract benefits	(351)	(324)	(1,196)	(1,060)
Interest credited to contractholder funds	(447)	(449)	(1,319)	(1,263)
Amortization of DAC	(92)	(144)	(324)	(332)
Operating costs and expenses	(122)	(112)	(361)	(340)
Income tax expense	(60)	(31)	(150)	(171)
Realized capital gains and losses, after-tax(1)	(4)	(99)	(76)	(178)
Loss on disposition of operations, after-tax	(8)	—	(8)	—

Net income	$119	$4	$243	$198

Investments	59,940	51,968	59,940	51,968
Separate Accounts assets	12,177	10,791	12,177	10,791

Investments, including Separate Accounts assets	$72,117	$62,759	$72,117	$62,759

(1)
Realized capital gains and losses, after-tax, are reconciled in the table on page 19.

CONSOLIDATED REVENUES

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Premiums	$204	$196	$725	$693
Contract charges	214	210	642	640
Net investment income	785	757	2,310	2,209
Realized capital gains and losses	—	(161)	(87)	(278)

Total consolidated revenues	$1,203	$1,002	$3,590	$3,264

        Consolidated revenues increased 20.1% in the third quarter of 2003 when compared to the third quarter of 2002 and increased 10.0% for the nine months ended September 30, 2003 from the first nine months of 2002. The increases were primarily due to lower realized capital losses and higher net investment income.

OPERATIONS

        Premiums included in the Condensed Consolidated Statements of Operations, represent premiums generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk.

        Contract charges are generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as Contractholder funds or Separate Accounts liabilities. Contract charges are assessed against these contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in Contractholder funds and Separate Accounts are considered in the evaluation of growth and as indicators of future levels of revenues.

        The following table summarizes Premiums and Contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Premiums
Life insurance
Traditional life	$101	$103	$288	$300
Other	36	49	119	163

Total life insurance	137	152	407	463
Annuities
Fixed annuities—immediate annuities with life contingencies	67	44	318	230

Total Premiums	204	196	725	693
Contract charges
Life insurance
Interest-sensitive life	152	146	456	445
Other	—	1	3	4

Total life insurance	152	147	459	449
Annuities
Fixed annuities—deferred	3	4	12	12
Fixed annuities—immediate annuities without life contingencies	7	4	16	12
Variable annuities	52	54	149	163

Total annuities	62	62	177	187
Institutional products	—	1	6	4

Total Contract charges	214	210	642	640

Total Premiums and Contract charges	$418	$406	$1,367	$1,333

        The following table summarizes Premiums and Contract charges by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Premiums
Allstate agencies	$58	$51	$167	$164
Specialized brokers	63	43	314	230
Independent agents	18	19	32	46
Direct marketing	65	83	212	253

Total Premiums	204	196	725	693
Contract charges
Allstate agencies	110	106	327	322
Specialized brokers	7	5	23	17
Independent agents	50	48	155	149
Financial services firms (financial institutions and broker/dealers)	45	51	135	152
Direct marketing	2	—	2	—

Total Contract charges	214	210	642	640

Total Premiums and Contract charges	$418	$406	$1,367	$1,333

        Total Premiums increased 4.1% to $204 million in the third quarter of 2003 from $196 million in the third quarter of 2002. The increase was primarily the result of higher premiums from immediate annuities with life contingencies, partially offset by declines in premiums due to the discontinuance of direct response credit insurance. The increase of immediate annuities with life contingencies was due to consumer preference as well as market and competitive conditions, which drive the level and mix of immediate annuities sold with or without life contingencies.

        Total Contract charges were $214 million in the third quarter of 2003 compared to $210 million in the third quarter of 2002. Higher interest-sensitive life insurance contract charges from in-force business growth were mostly offset by lower surrender charges.

        For the first nine months of 2003, premiums and contract charges increased 2.6% compared to the first nine months of 2002. Premiums increased 4.6% in the first nine months of 2003 compared to the same period in the prior year as a result of higher premiums from immediate annuities with life contingencies, partially offset by the discontinuance of direct response credit insurance and lower traditional life premiums. Contract charges were consistent with the prior year as higher interest-sensitive life contract charges resulting from in-force business growth were mostly offset by lower variable annuity contract charges, which resulted from lower average variable annuity account balances during the period.

        Contractholder funds, included in the Condensed Consolidated Statements of Financial Position, represent interest-bearing liabilities arising from the sale of individual products, such as interest-sensitive life and fixed annuities, and institutional products, such as funding agreements and guaranteed investment contracts. The balance of Contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, surrenders, withdrawals and contract charges for mortality or administrative expenses.

        The following table shows the changes in Contractholder funds.

	Changes from July 1 to September 30,		Changes from January 1 to September 30,
(in millions)	2003	2002	2003	2002
Contractholder funds, beginning balance	$41,393	$35,795	$38,858	$32,301
Deposits:
Fixed annuities (immediate and deferred)	1,578	1,519	4,050	3,593
Funding agreements	1,076	182	2,059	1,735
Other products(1)	535	610	1,383	1,612
Interest credited	447	449	1,319	1,263
Maturities, surrenders and other adjustments(2)	(1,550)	(912)	(4,190)	(2,861)

Contractholder funds, ending balance	$43,479	$37,643	$43,479	$37,643

(1)
Other products primarily include interest-sensitive life insurance and the fixed portion of variable annuity deposits. Deposits relating to the fixed portion of variable annuity contracts were $290 million and $392 million during the third quarter of 2003 and 2002, respectively, and $699 million and $921 million during the first nine months of 2003 and 2002, respectively.

(2)
Maturities, surrenders and other adjustments include institutional product maturities of $569 million and $254 million for the third quarter of 2003 and 2002, respectively, and $1.66 billion and $699 million for the first nine months of 2003 and 2002, respectively.

        Contractholder funds deposits increased in the third quarter and first nine months of 2003 compared to the same periods in the prior year due to significant increases in funding agreement and fixed annuity deposits. Period to period fluctuations in funding agreement deposits are largely due to management's assessment of market opportunities. Average Contractholder funds increased 15.6% in the third quarter and 17.7% in the first nine months of 2003 compared to the same periods in the prior year.

        Separate Accounts liabilities, included in the Condensed Consolidated Statements of Financial Position, are legally segregated from the Company's general accounts and represent the contractholders' claims to the related Separate Accounts assets. Separate Accounts liabilities primarily arise from the sale of variable annuities and variable life insurance. The balance of the Separate Accounts liabilities is equal to the cumulative deposits received plus the investment performance of the related assets less the cumulative contract surrenders, withdrawals, net transfers to/from the general account and cumulative contract charges for mortality or administrative expenses.

        The following table shows the changes in Separate Accounts liabilities.

	Changes from July 1 to September 30,		Changes from January 1 to September 30,
(in millions)	2003	2002	2003	2002
Separate Accounts liabilities, beginning balance	$11,823	$12,655	$11,125	$13,587
Deposits	368	263	967	1,019
Investment results	296	(1,582)	1,266	(2,672)
Contract charges	(54)	(52)	(160)	(166)
Surrenders and other adjustments	(256)	(493)	(1,021)	(977)

Separate Accounts liabilities, ending balance	$12,177	$10,791	$12,177	$10,791

        Separate Accounts liabilities increased $354 million during the third quarter of 2003 compared to a $1.86 billion decline in the third quarter of 2002, reflecting significant improvement in investment results, lower surrenders as well as higher variable annuity deposits. Improved market results and the ongoing effect of the introduction of the Allstate Advisor variable annuity products have resulted in a sequential quarterly increase in variable annuity deposits.

        For the first nine months of 2003 compared to the same period in the prior year, higher Separate Account liabilities reflect significant improvement in investment results, partially offset by lower variable annuity deposits and higher surrenders.

        Net investment income increased 3.7% in the third quarter and 4.6% in the first nine months of 2003, compared to the same periods in the prior year. The increase in both periods was due to higher portfolio balances resulting from positive cash flows from product sales and deposits, partially offset by lower portfolio yields. The lower portfolio yields were primarily due to purchases of fixed income securities with interest rates lower than the current portfolio average. Investments as of September 30, 2003, excluding unrealized net capital gains, increased 13.5% from December 31, 2002.

        Analysis of net income is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Investment margin	$211	$183	$608	$579
Mortality margin	97	111	260	337
Maintenance charges	79	76	239	246
Surrender charges	18	20	55	57
Amortization of DAC	(92)	(144)	(324)	(332)
Operating costs and expenses	(122)	(112)	(361)	(340)
Income tax expense	(60)	(31)	(150)	(171)
Realized capital gains and losses, after-tax	(4)	(99)	(76)	(178)
Loss on disposition of operations, after-tax	(8)	—	(8)	—

Net income	$119	$4	$243	$198

        Investment margin represents the excess of investment income earned over interest credited to policyholders and contractholders and interest expense. Investment margin increased 15.3% in the third quarter of 2003 and 5.0% in the first nine months of 2003 compared to the same periods in prior year due to growth of in-force business and management actions to reduce crediting rates where possible, partially offset by the decline in the fixed income securities portfolio yields. For interest-sensitive fixed annuities and life products in which management has the ability to modify crediting rates, the weighted average interest crediting rate was approximately 85 basis points above the long-term underlying guaranteed rate as of September 30, 2003.

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	6.8%	7.1%	5.1%	5.1%	1.7%	2.0%
Fixed annuities—deferred	6.3	7.0	4.5	5.5	1.8	1.5
Fixed annuities—immediate	7.8	8.2	7.1	7.1	0.7	1.1
Institutional—fixed rate contracts	6.8	7.1	6.4	5.5	0.4	1.6
Institutional—floating rate contracts	2.4	3.2	1.3	2.4	1.1	0.8
Investments supporting capital, traditional life and other products	7.1	7.1	N/A	N/A	N/A	N/A

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	6.9%	7.2%	5.0%	5.1%	1.9%	2.1%
Fixed annuities—deferred	6.5	7.1	4.6	5.3	1.9	1.8
Fixed annuities—immediate	7.9	8.2	7.0	7.2	0.9	1.0
Institutional—fixed rate contracts	6.7	7.4	6.2	6.1	0.5	1.3
Institutional—floating rate contracts	2.6	3.2	1.5	2.3	1.1	0.9
Investments supporting capital, traditional life and other products	6.5	7.1	N/A	N/A	N/A	N/A

        Declines in the weighted average investment spreads for fixed annuities-immediate in both periods were the result of lower fixed income securities portfolio yields. Declines in the lower weighted average investment spreads for institutional-fixed rate contracts in both periods were due to lower fixed income securities portfolio yields and higher average crediting rates resulting from maturities of contracts with lower crediting rates than those remaining in force.

        The following table summarizes Contractholder funds and the Reserve for life-contingent contract benefits associated with the weighted average investment yield and weighted average interest crediting rates at September 30.

(in millions)	2003	2002
Interest-sensitive life	$6,208	$5,848
Fixed annuities—deferred	24,669	19,814
Fixed annuities—immediate	9,900	9,245
Institutional—fixed rate contracts	1,621	2,522
Institutional—floating rate contracts	7,560	6,287

	49,958	43,716
FAS 115/133 market value adjustment	1,473	935
Ceded reserves	(1,147)	(985)
Life-contingent contracts and other	3,592	3,221

Total Contractholder funds and Reserve for life-contingent contract benefits	$53,876	$46,887

        The following table summarizes investment margin by product group.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Life insurance	$43	$42	$124	$137
Annuities	141	110	408	360
Institutional products	27	31	76	82

Investment margin	$211	$183	$608	$579

        Mortality margin, which represents premiums and cost of insurance contract charges less related policy benefits was $97 million or 12.6% lower in the third quarter of 2003 compared to the third quarter of 2002. During the quarter, higher variable annuity guaranteed minimum death benefit ("GMDBs") payments and the effect of the discontinuance of direct response credit insurance more than offset new business growth. Third quarter 2003 GMDB payments of $18 million, net of reinsurance, hedging losses and other contractual arrangements ("net GMDB payments"), were $7 million higher than the third quarter of 2002, but $9 million lower compared to the second quarter of 2003. The non-renewal of direct response credit insurance resulted in a $3 million decline in the mortality margin during the third quarter of 2003 compared to the third quarter of 2002.

        For the first nine months of 2003, the mortality margin was $260 million or 22.8% below the first nine months of 2002. The impact of GMDBs in the first nine months of 2003 compared to the same period of 2002 represents $51 million of the $77 million decline. The remaining decline was due to a large number of life claims in the first quarter of 2003 and the effect of the discontinuance of direct response credit insurance, partially offset by higher mortality margin from new interest-sensitive life business.

        The following table summarizes mortality margin by product group.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Life insurance	$118	$127	$348	$371
Annuities	(21)	(14)	(88)	(34)
Institutional products	—	(2)	—	—

Mortality margin	$97	$111	$260	$337

        Amortization of DAC decreased 36.1% and 2.4% in the third quarter and first nine months of 2003, respectively, compared to the same periods in 2002. The decline in the third quarter of 2003 compared to the same period in the prior year was primarily due to the recognition in the prior period of a net $65 million acceleration of amortization, commonly known as DAC unlocking. The decline in the first nine months of

2003 compared to the same period in the prior year was due to lower amortization on variable annuities and certain fixed annuities, resulting from lower gross margins, partially offset by higher net DAC unlocking.

        Operating costs and expenses increased 8.9% during the third quarter of 2003 compared to the third quarter of 2002. The increase was primarily attributable to higher employee related benefit and technology related expenses as well as increased non-deferrable commissions. Operating costs and expenses increased 6.2% during the first nine months of 2003 compared to the same period of 2002 due to higher employee related benefit and technology expenses as well as increased non-deferrable commissions, partly offset by lower litigation related expenses.

        Realized capital gains and losses are presented in the following table. After-tax realized capital gains and losses are presented net of the effects of DAC amortization to the extent that such amortization effects resulted from the recognition of realized capital gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2003	2002	2003	2002
Investment write-downs	$(26)	$(106)	$(144)	$(165)
Sales
Fixed income and equity securities	(14)	(51)	37	(92)
Other	1	2	5	8

Total sales	(13)	(49)	42	(84)
Valuation of derivative instruments	33	3	11	(23)
Settlement of derivative instruments	6	(9)	4	(6)

Realized capital gains and losses, pretax	—	(161)	(87)	(278)
Reclassification of amortization of DAC	(6)	6	(31)	2
Income tax benefit	2	56	42	98

Realized capital gains and losses, after-tax	$(4)	$(99)	$(76)	$(178)

        For further discussion of realized capital gains and losses, see "Investments".

INVESTMENTS

        The composition of the investment portfolio at September 30, 2003 is presented in the following table.

(in millions)	Investments	Percent to total
Fixed income securities(1)	$50,734	84.7%
Mortgage loans	6,256	10.4
Equity securities	162	0.3
Short-term	1,763	2.9
Policy loans	688	1.1
Other including derivatives	337	0.6

Total	$59,940	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $47.11 billion.

        Total investments increased to $59.94 billion at September 30, 2003 from $52.67 billion at December 31, 2002 due to positive cash flows from operating and financing activities, increased funds associated with securities lending and dollar roll programs and increased unrealized gains on fixed income securities generated in a lower interest rate environment.

        Total investment balances related to funds associated with securities lending and dollar roll programs increased to $2.78 billion at September 30, 2003, from $1.24 billion at December 31, 2002.

        The Unrealized net capital gains on fixed income and equity securities at September 30, 2003 were $3.63 billion, an increase of $551 million or 17.9% since December 31, 2002. The net unrealized gain for the fixed income portfolio totaled $3.62 billion, comprised of $3.89 billion of unrealized gains and $269 million of unrealized losses at September 30, 2003, compared to a net unrealized gain for the fixed income portfolio totaling $3.08 billion at December 31, 2002, comprised of $3.48 billion of unrealized gains and $393 million of unrealized losses. At September 30, 2003, 60.2% of the unrealized losses for the fixed income portfolio were in the corporate fixed income portfolio. Corporate fixed income net unrealized gains totaled $2.15 billion comprised of $2.32 billion of unrealized gains and $162 million of unrealized losses. The unrealized losses for the corporate fixed income portfolio were concentrated in the transportation, basic industry and banking sectors. These sectors comprised $81 million or 50.0% of the unrealized losses and $565 million or 24.4% of unrealized gains in the corporate fixed income portfolio. No other sector accounted for more than 10% of unrealized losses in the corporate fixed income portfolio.

        The net unrealized gain for the equity portfolio totaled $5 million, comprised of $8 million of unrealized gains and $3 million of unrealized losses at September 30, 2003, compared to a net unrealized losses in the equity portfolio totaling $8 million at December 31, 2002, comprised of $4 million of unrealized gains and $12 million of unrealized losses.

        Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for a period of six or more consecutive months but less than 12 consecutive months had unrealized losses of $32 million at September 30, 2003, compared to $46 million of unrealized losses at December 31, 2002. This decrease was primarily related to a decline in unrealized losses in this category for the utility sector, partially offset by an increase in unrealized losses for the transportation and basic industry sectors. Securities with an unrealized loss greater than or equal to 20% of cost for equity securities or amortized cost for fixed income securities for 12 or more consecutive months had unrealized losses of $7 million at September 30, 2003 compared to unrealized losses of $5 million at December 31, 2002.

        Approximately 92.6% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, a Standard & Poor's equivalent rating of AAA, AA, A or BBB, or a comparable Company internal rating.

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

        The following table summarizes problem, restructured and potential problem fixed income securities.

(in millions)	September 30, 2003			December 31, 2002
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of Total Fixed Income portfolio
Problem	$140	$137	0.3%	$232	$218	0.5%
Restructured	31	33	0.1	10	10	—
Potential problem	282	268	0.5	486	423	0.9

Total net carrying value	$453	$438	0.9%	$728	$651	1.4%

Cumulative write-downs recognized	$227			$368

        As of September 30, 2003, the balance of fixed income securities that the Company categorizes as problem and potential problem declined from the balance as of year-end 2002. The decrease was related primarily to the sale of holdings in these categories due to specific developments in the first nine months of the year causing a change in the Company's outlook and intent to hold those securities. The Company evaluated each of these securities through its watch list process at September 30, 2003 and recorded write-downs on securities that are deemed to be other than temporarily impaired. Approximately $15 million of net unrealized losses at September 30, 2003 are related to securities that the Company has included in the problem, restructured or potential problem categories. These securities represent 0.9% of the fixed income portfolio. The Company concluded, through its watch list monitoring process, that these unrealized losses were temporary in nature. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain a relatively low percentage of the total fixed income securities portfolio.

        The components of realized capital gains and losses are described in the table on page 19. Sales of fixed income securities in the third quarter and first nine months of 2003 resulted from actions taken to reduce credit exposure to certain issuers or industries and to provide liquidity for the purchase of investments that better meet investment objectives.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder's equity and debt representing funds deployed or available to be deployed to support business operations. The following table summarizes the Company's capital resources.

(in millions)	September 30, 2003	December 31, 2002
Redeemable preferred stock	$82	$93
Common stock, retained income and other shareholder's equity items	5,365	5,217
Accumulated other comprehensive income	1,219	1,052

Total shareholder's equity	6,666	6,362
Debt	44	—

Total capital resources	$6,710	$6,362

        Shareholder's equity increased $304 million in the first nine months of 2003 when compared to year-end 2002 due to increases in net unrealized capital gains and net income partially offset by dividends to Allstate Insurance Company ("AIC") of $94 million. The balance of Redeemable preferred stock declined during the first nine months of 2003 due to the reduction of investment by a strategic alliance partner.

        Debt as of September 30, 2003 reflects the impact of the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"), which required the Company to consolidate $44 million of the debt of a previously unconsolidated investment security. For more information about FIN 46 see Note 1 of the Condensed Consolidated Financial Statements.

        The Company has an intercompany loan agreement with The Allstate Corporation (the "Corporation") whereby the amount of intercompany loans available is at the discretion of the Corporation. The maximum amount of loans the Corporation can have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. At September 30, 2003, the Corporation had no outstanding commercial paper borrowings that were allocated to the Company under the intercompany loan agreement to cover short-term cash needs. There was no debt outstanding at December 31, 2002.

        Financial Ratings and Strength    In June 2003, Standard & Poor's revised the insurance financial strength rating of ALIC and its rated subsidiaries and affiliates from AA+ to AA and revised the rating outlook from negative to stable. Standard & Poor's stated that the rating change was due to several factors including their negative outlook on the life insurance industry, the recent decline in ALIC's Net income and their view that a subsidiary's rating cannot exceed the rating of its parent. ALIC's rating is now the same rating as AIC, its parent. Moody's and A.M. Best's insurance financial strength rating of ALIC and AIC remains unchanged. In reaffirming the A+ ratings of ALIC and AIC, A.M. Best assigned a positive outlook for these companies' ratings.

        Liquidity    The Company's operations typically generate substantial positive cash flows from operations as most premiums and deposits are received in advance of the time when benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company.

        Dividends to ALIC from its insurance subsidiaries and dividends ALIC can pay to AIC are subject to restriction under the insurance company holding act of the insurance company's state of domicile. The payment of dividends by ALIC is limited by Illinois insurance law to formula amounts based on statutory net income and statutory surplus, as well as the timing and amount of dividends paid in the preceding twelve months. In the twelve-month period ending September 30, 2003, ALIC paid $94 million in dividends. Based on the greater of 2002 statutory net income or 10% of statutory surplus, the maximum amount of dividends ALIC is able to pay without prior Illinois Department of Insurance approval at a given point in time during 2003 is $315 million, less dividends paid during the preceding twelve months measured at that point in time. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for those transactions that exceed formula amounts based on statutory admitted assets and statutory surplus.

        ALIC's insurance subsidiaries are domiciled in Illinois, New York, Arizona and Nebraska. Except for those domiciled in New York and one in Nebraska, ALIC has 100% inter-company reinsurance agreements in place with its insurance subsidiaries. Only invested assets supporting capital and relating to Separate Accounts remain in these subsidiaries.

        A portion of the Company's diversified product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to surrender and withdrawal at the discretion of contractholders and therefore represents a significant potential use of cash in each fiscal period. These surrenders and withdrawals for the three-month and nine-month periods ending September 30, 2003 were $597 million and $1.63 billion compared with $515 million and $1.48 billion for the same periods last year. These surrenders and withdrawals for the first nine months of 2003 represented 3.7% of the Contractholder funds balance at September 30, 2003, compared to 3.9% in the first nine months of last year.

        The Corporation has access to additional borrowing to support liquidity as follows:

  •
  The Corporation has a commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of September 30, 2003, the remaining borrowing capacity under the commercial paper program was $1.00 billion, however, the outstanding balance fluctuates daily.

  •
  The Corporation has two primary credit facilities and one additional credit facility totaling $1.20 billion as potential sources of funds to meet short-term liquidity requirements: a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in the second quarter of 2004 and a $50 million one-year revolving line of credit expiring in the third quarter of 2004. The rights to borrow on the five-year and 364-day lines of credit are subject to requirements that are customary for facilities of this size, type and purpose. For example, the Corporation's ratio of total debt to total capital (as defined in the agreements) cannot exceed a designated level. This requirement is currently being met and management expects to continue to meet it in the future. There were no borrowings under any of these lines of credit during the first nine months of 2003. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

  •
  The Corporation has the right to issue up to an additional $2.80 billion of debt securities, common stock, preferred stock, trust preferred securities or debt warrants utilizing the shelf registration statement filed with the Securities and Exchange Commission ("SEC") in August 2003.

RECENT DEVELOPMENTS

  •
  Certain participants in the mutual fund industry have recently been investigated for alleged improper share trading practices. This negative publicity could potentially harm the confidence of investors in the mutual fund industry and have residual effects on sales of the Company's variable annuity products, which have underlying investments in mutual funds. Management currently does not expect that any effect on sales from these allegations will have a material impact on the Condensed Consolidated Statements of Operations or Financial Position.

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

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Management believes that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements, include but are not limited to those discussed or identified in this document (including the risk factors described below) and in the Company's public filings with the SEC.

  •
  Management expects that the total amount of securities categorized as problem, restructured or potential problem will remain a relatively low percentage of the total fixed income securities portfolio. However the amount so categorized could change for a variety of reasons, including adverse general economic conditions or adverse conditions in particular economic sectors represented in the Company's investment portfolio.

RISK FACTORS

        The following risk factor should be considered in addition to the risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Forward-Looking Statements and Risk Factors Affecting The Company," in Part II Item 7 of the Company's Form 10-K filed March 31, 2003.

  •
  Conditions in the United States and international stock markets affect the Company's sales of variable annuities. Recent allegations of improper or illegal trading activities at large mutual fund complexes could affect the stock markets. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing Separate Accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned to decrease. These factors could also result in accelerated DAC amortization and require increases in statutory reserves, which reduce statutory capital and surplus.

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

Allstate Life Insurance Company (Registrant)
November 14, 2003	By	/s/ SAMUEL H. PILCH Samuel H. Pilch (chief accounting officer and duly authorized officer of the Registrant)

Exhibit No.	Description
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 13, 2003, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1

QuickLinks