Form 10-K
period 2003-12-31
ALLSTATE LIFE INSURANCE CO
filed 2004-03-26
CIK 352736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

THE REGISTRANT MEETS THE CONDITIONS FOR SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-31248

                         ALLSTATE LIFE INSURANCE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            ILLINOIS                                   36-2554642
    (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

           3100 SANDERS ROAD
          NORTHBROOK, ILLINOIS                           60062
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

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

NONE OF THE COMMON EQUITY OF THE REGISTRANT IS HELD BY NON-AFFILIATES. THEREFORE, THE AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT IS ZERO.

AS OF MARCH 15, 2004, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE INSURANCE COMPANY.

PART III OF THIS FORM 10-K INCORPORATES BY REFERENCE CERTAIN INFORMATION FROM THE ALLSTATE CORPORATION NOTICE OF ANNUAL MEETING AND PROXY STATEMENT DATED MARCH 26, 2004, SEC FILE NUMBER 1-11840.

                         ALLSTATE LIFE INSURANCE COMPANY
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2003

                                                                                                      PAGE
PART I

Item 1.   Business                                                                                       1
Item 2.   Properties                                                                                     7
Item 3.   Legal Proceedings                                                                              8
Item 4.   Submission of Matters to a Vote of Security Holder *                                           8

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
          Purchases of Equity Securities                                                                 8
Item 6.   Selected Financial Data                                                                        9
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations         10
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                    43
Item 8.   Financial Statements and Supplementary Data                                                   44
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          82
Item 9A.  Controls and Procedures                                                                       82

PART III

Item 10.  Directors and Executive Officers of the Registrant *                                          82
Item 11.  Executive Compensation *                                                                      82
Item 12.  Security Ownership of Certain Beneficial Owners and Management *                              82
Item 13.  Certain Relationships and Related Transactions *                                              82
Item 14.  Principal Accountant Fees and Services                                                        83

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                               84

          Signatures                                                                                    88
          Financial Statement Schedules                                                                S-1

          * Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS.

     Allstate Life Insurance Company was organized in 1957 as a stock life insurance company under the laws of the State of Illinois. Allstate Life Insurance Company, together with its subsidiaries, produces personal life insurance, retirement and savings products for individual consumers and a variety of investment products for institutional investors. It conducts substantially all of its operations directly or through wholly owned U.S. subsidiaries. In this document, we refer to Allstate Life Insurance Company as "Allstate Life" or "ALIC" and to Allstate Life and its wholly owned subsidiaries as the "Allstate Life Group" or the "Company."

     Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding stock of Allstate Insurance Company is owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware. The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate(R)" slogan, The Allstate Corporation provides insurance products to more than 16 million households and has approximately 12,900 exclusive agencies and exclusive financial specialists in the United States and Canada. The Allstate Corporation is the second-largest personal property and casualty insurer in the United States on the basis of 2002 statutory premiums earned and through the Allstate Life Group and other life companies is the nation's 13th-largest life insurance business on the basis of 2002 ordinary life insurance in force and 19th on the basis of 2002 statutory admitted assets. In this document, we refer to Allstate Insurance Company as "AIC" and to The Allstate Corporation and its consolidated subsidiaries as the "Parent Group" or the "Corporation."

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

PRODUCTS

     The Allstate Life Group products are listed below. We continue to develop new versions of these products to satisfy evolving consumer needs.

                                    INSURANCE

           Term life
           Universal life
           Single premium life
           Variable life
           Variable universal life
           Whole life
           Long-term care
           Accidental death
           Hospital indemnity

           ANNUITIES                          OTHER
           ---------                          ------
           Fixed annuities                    Funding agreements
                (Immediate and deferred,
                 including indexed)
           Variable annuities
           Structured settlement annuities

     During 2003, we discontinued sales of traditional guaranteed investment contracts ("GICs") and synthetic GICs.

     Information regarding premiums and contract charges by product for the Allstate Life Group for the last three years is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, page 14, in the table presenting premiums and contract charges by product. That table is incorporated in this Part I, Item 1 by reference.

RISK MANAGEMENT, UNDERWRITING AND PRICING

     For individual life insurance policies, we use detailed and uniform underwriting policies and procedures to assess and quantify the risk of each applicant. In some cases we require medical examinations and in some cases we may order attending physicians statements and consumer investigative reports. For supplemental accident and health insurance products, we use a more simplified underwriting approach.

     Structured settlement annuities and immediate annuities are underwritten using recent mortality experience and an assumption of continued improvement in annuitant longevity.

     Some of our life insurance policies allow us to adjust charges and credits, generally, to reflect changes from expected mortality and expense experience or higher or lower investment returns. However, we are subject to contractual maximum charges and minimum crediting rates and state regulatory limits on increasing charges after a policy is issued.

     We price our personal life insurance, retirement and savings products at issuance to achieve a target return on required capital based on assumptions regarding mortality, expenses, investment return, persistency, required reserves and capital. Our assumptions are based on regular reviews of our experience in this business. Periodically, we revise in-force products through non-guaranteed charges or credits to reflect changes in experience and to preserve the margins originally priced into the product.

For funding agreements, our risk management strategy is based on:
     - Using sophisticated systems and processes to project expected cash flows for assets and liabilities and to measure the sensitivity of asset and liability cash flows to interest rate changes.
     - Managing interest rate exposure to control the "duration match" of assets and liabilities. In other words, closely matching the relative sensitivity of asset and liability values to interest rate changes when feasible, often by using derivative financial instruments.
     - Primarily writing contracts with predictable maturity structures and without credit event triggers, cross default acceleration clauses or premature surrender or redemption provisions.
     - Monitoring withdrawal activity to detect deviations from expected cash flows.
     - Establishing multi-disciplinary working groups of professionals with expertise in investment, sales, financial and pricing management to manage risk.

DISTRIBUTION

     The Allstate Life Group distributes its products through various distribution channels, as described below. This multi-channel distribution strategy results in a broad distribution network and increases operating flexibility while allowing us to focus our marketing efforts.

     INDEPENDENT AGENTS. Through master brokerage agencies, we use independent agents to distribute term life insurance, universal life insurance, variable universal life insurance, fixed annuities (immediate and deferred, including indexed), variable annuities and long-term care insurance.

     ALLSTATE EXCLUSIVE AGENCIES. Through Allstate agencies, we use exclusive agents and exclusive financial specialists to increase sales of our personal life insurance, retirement and savings products. The products distributed through this channel include term life insurance, whole life insurance, universal life insurance, variable universal life insurance, deferred fixed annuities, variable annuities, long-term care insurance, and non-proprietary mutual funds.

     BROKER-DEALERS. Through broker-dealers across the country, we target consumers who want assistance in investing for retirement. The products that we distribute through broker-dealers include fixed annuities (deferred, including indexed), variable annuities and single premium variable life insurance. We have established distribution arrangements with most national broker-dealers and regional firms and with many independent broker-dealers.

     FINANCIAL INSTITUTIONS. We also use financial institutions across the country to target consumers who want assistance in investing for retirement. The products that we distribute through financial institutions include fixed annuities (deferred, including indexed), variable annuities, single premium fixed life insurance and single premium variable life insurance. We have established distribution arrangements with a growing number of leading financial institutions.

     DIRECT MARKETING. In 2003, we continued to use direct marketing techniques such as telemarketing and direct mail to distribute primarily term life insurance, accidental death insurance and hospital indemnity products. However, we intend to dispose of this distribution channel in 2004.

     INSTITUTIONAL INVESTORS - FUNDING AGREEMENTS. Primarily, we sell funding agreements directly to variable interest entities that issue medium-term notes through investment banks to investors seeking high-quality, fixed-income investments. However, we also sell funding agreements, directly or through specialized brokers, to short-term institutional money managers seeking high-quality investments with reasonable liquidity. Approximately 84% of our funding agreement sales are derived from transactions in which a variable interest entity purchases a funding agreement with terms similar to those of notes issued by the variable interest entity to institutional investors. The level of funding agreement sales to variable interest entities is dependent on conditions in the capital markets. As a result, sales of funding agreements can vary widely from one reporting period to another.

     STRUCTURED SETTLEMENT ANNUITIES. We have relationships with several structured settlement brokers and brokerage firms across the country. In addition, a significant number of the structured settlement annuities that we sold in 2003 originated with cases referred from claims activity in the Parent Group's Allstate Protection segment.

     The following table lists the Allstate Life Group's major distribution channels with the associated primary products and targeted customers.

DISTRIBUTION CHANNEL           PRIMARY PRODUCTS                          TARGETED CUSTOMERS
----------------------------   ---------------------------------------   ----------------------------------
INDEPENDENT AGENTS             Term life insurance                       Affluent and middle-income
                               Universal life insurance                  consumers with retirement and
                               Variable universal life insurance         family financial protection needs
                               Fixed annuities
                                  (Immediate and deferred, including
                                  indexed)
                               Variable annuities
                               Long-term care insurance

ALLSTATE EXCLUSIVE             Term life insurance                       Moderate and middle-income
AGENCIES                       Whole life insurance                      consumers with retirement and
                               Universal life insurance                  family financial protection needs
                               Variable universal life insurance
                               Fixed annuities
                                   (Deferred)
                               Variable annuities
                               Long-term care insurance
                               Nonproprietary mutual funds

BROKER-DEALERS                 Fixed annuities                           Affluent and middle-income
                                   (Deferred, including indexed)         consumers with retirement needs
                               Variable annuities
                               Single premium variable life insurance

FINANCIAL INSTITUTIONS         Fixed annuities                           Middle-income consumers with
                                   (Deferred, including indexed)         retirement needs
                               Variable annuities
                               Single premium fixed life insurance
                               Single premium variable life insurance

DIRECT MARKETING               Term life insurance                       Moderate-income consumers with
                               Accidental death insurance                family financial protection needs
                               Hospital indemnity

DIRECT MARKETING AND           Funding agreements                        Institutional investors
SPECIALIZED BROKERS TO
INSTITUTIONAL INVESTORS

STRUCTURED SETTLEMENT          Structured settlement annuities           Typically used to fund or
ANNUITY BROKERS                                                          annuitize large claims or litigation
                                                                         settlements

GEOGRAPHIC MARKETS

     We sell our personal life insurance, retirement, savings and supplemental accident and health insurance products throughout the United States. Through subsidiary insurance companies, we are authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands.

     We sell funding agreements in the United States and in the Cayman Islands. However, in the Cayman Islands, our distribution is generally limited to selling funding agreements to support medium-term note programs.

     The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Life Group for the year ended December 31, 2003, based on information contained in statements filed with state insurance departments. Approximately 93.8% of the statutory premiums and annuity considerations generated in Delaware represent deposits received in connection with funding agreements sold to a variable interest entity domiciled in Delaware. No other jurisdiction accounted for more than five percent of the statutory premiums and annuity considerations.

               Delaware                      17.3%
               California                     9.7
               New York                       6.6
               Florida                        5.7
               Pennsylvania                   5.1

COMPETITION

     With regard to our personal life insurance, retirement, savings and supplemental accident and health insurance products, we compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, the recognition of our brands, our financial strength and ratings, our product features and prices, and the level of customer service that we provide. In addition, with respect to variable life and variable annuity products, we compete on the basis of the variety of providers and choices of funds for our separate accounts and the management and performance of those funds within our separate accounts.

     The market for these products continues to be highly fragmented and competitive. As of December 31, 2002, there were approximately 780 groups of life insurance companies in the United States, most of which offered one or more products similar to the Allstate Life Group's products. Based on information contained in statements filed with state insurance departments, as of December 31, 2002, the Allstate Life Group ranked 13th based on ordinary life insurance in force and 19th based on statutory admitted assets. In some states, we compete with banks and savings and loan associations in the sale of life insurance products. In addition, because many of these products include a savings or investment component, our competition includes securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

REGULATION

     The Allstate Life Group is subject to extensive regulation. In the U.S. the method, extent and substance of such regulation varies by state but generally has its source in statutes that delegate regulatory authority to a state regulatory agency and define standards of conduct. In general, such regulation is intended for the protection of insurance policyholders rather than security holders. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent licensing, price setting, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. Some of these matters are discussed in more detail below. For a discussion of statutory financial information, see Note 14 of the Consolidated Financial Statements. For a discussion of regulatory contingencies, see Note 11 of the Consolidated Financial Statements. Notes 14 and 11 are incorporated in this Part I, Item 1 by reference.

     In recent years the state insurance regulatory framework has come under increased federal scrutiny and legislation that would provide for federal chartering of insurance companies has been proposed. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Allstate Life Group.

     LIMITATIONS ON DIVIDENDS BY INSURANCE SUBSIDIARIES. Allstate Life may receive dividends from time to time from its subsidiaries. When received, these dividends represent a source of cash from which Allstate Life may meet some of its obligations. If a subsidiary is an insurance company, its ability to pay dividends may be restricted by state laws regulating insurance companies. For additional information regarding those restrictions, see Note 14 of the Consolidated Financial Statements.

     GUARANTY FUNDS. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies.

     INVESTMENT REGULATION. Our insurance companies are subject to regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require divestiture of non-conforming investments. As of December 31, 2003, the investment portfolios of our insurance companies did not contain any investments that were non-admitted for failure to comply with such laws and regulations.

     VARIABLE LIFE INSURANCE, VARIABLE ANNUITIES AND REGISTERED FIXED ANNUITIES. The sale of variable life insurance, variable annuities and registered fixed annuities with market value adjustment features are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission and the National Association of Securities Dealers.

     BROKER-DEALERS, INVESTMENT ADVISORS AND INVESTMENT COMPANIES. The Allstate Life Group entities that operate as broker-dealers, registered investment advisors and investment companies are subject to regulation and supervision by the Securities and Exchange Commission, the National Association of Securities Dealers and/or, in some cases, state securities administrators.

     REGULATION AND LEGISLATION AFFECTING CONSOLIDATION IN THE FINANCIAL SERVICES INDUSTRY. The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms within one holding company group. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grandfathered unitary thrift holding companies, including our parent company, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect our business by substantially increasing the number, size and financial strength of potential competitors.

     PRIVACY REGULATION. Federal law and the law of some states require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information. Federal and state law also regulate disclosures of customer information. Congress, state legislatures and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.

     TAX. State and federal laws affect the taxation of insurance companies. Congress and various state legislatures have occasionally considered proposals that, if enacted, could impose a greater tax burden on the Allstate Life Group.

EMPLOYEES AND OTHER SHARED SERVICES

     The Allstate Life Group has no employees. Instead, we primarily use the services of employees of Allstate Insurance Company, our direct parent. We also make use of other services and facilities provided by Allstate Insurance Company and other members of the Parent Group. These services and facilities include space rental, utilities, building maintenance, human resources, investment management, finance, information technology and legal services. We reimburse our affiliates for these services and facilities under a variety of agreements.

SERVICE MARKS

     The Allstate Life Group, together with the Parent Group, uses the following names, logos and slogans extensively in our business:

Allstate
Allstate Financial design logo
Allstate Life
Allstate Treasury-Linked Annuity
Glenbrook
Good Hands
TrueReturn
Insure Today. Secure Tomorrow.
Lincoln Benefit Life
Northbrook Design Logo
The Good Hand Network
The Good Hands People
Slant "A" Allstate Logo

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

ITEM 2. PROPERTIES.

     Our home office is part of the Parent Group's home office complex in Northbrook, Illinois. The complex consists of several buildings totaling approximately 2.3 million square feet of office space on a 250-acre site. In addition, we operate from various administrative, data processing, claims handling and support facilities.

     All of the facilities from which we operate are owned or leased by our direct parent, Allstate Insurance Company, except for office space in Lincoln, Nebraska that is leased by Lincoln Benefit Life Company, a wholly owned subsidiary of ALIC, for general operations, file storage and information technology. Expenses associated with facilities owned or leased by Allstate Insurance Company are allocated to us on both a direct and an indirect basis, depending on the nature and use of each particular facility. We believe that these facilities are suitable and adequate for our current operations.

     The locations from which the Parent Group exclusive agencies operate in the U.S. are normally leased by the agencies as lessees.

ITEM 3. LEGAL PROCEEDINGS.

     Information required for Item 3 is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 11 of the Company's consolidated financial statements in
Item 8 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.

     Omitted.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     There is no public trading market for Allstate Life's common stock. All of its outstanding common stock is owned by its parent, Allstate Insurance Company ("AIC"). All of the outstanding common stock of AIC is owned by The Allstate Corporation.

     From January 1, 2002 through March 15, 2004, Allstate Life paid the following amounts to AIC in the aggregate on the dates specified as dividends on its common stock:

               PAYMENT DATE                    AGGREGATE AMOUNT
               March 28, 2002                     $  43,750,000
               December 30, 2002                     14,075,000
               June 19, 2003                         68,661,984
               September 30, 2003                    25,000,000
               November 26, 2003                     29,551,010
               January 20, 2004                      75,000,000

     Within the past three years, the only equity securities sold by Allstate Life that were not registered under the Securities Act of 1933 have been shares of preferred stock issued to companies that are wholly-owned by The Allstate Corporation. These securities were issued in transactions that were exempt from registration under the Securities Act of 1933 because they did not involve a public offering.

     For additional information on dividends, including restrictions on the payment of dividends by Allstate Life and its subsidiaries, see the "Liquidity" subsection of the "Capital Resources and Liquidity" section of our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this Form 10-K, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(IN MILLIONS)                                          2003        2002        2001        2000        1999
                                                     --------------------------------------------------------
CONSOLIDATED OPERATING RESULTS
Premiums                                             $    959    $  1,023    $  1,046    $  1,069    $    838
Contract charges                                          872         853         821         798         723
Net investment income                                   3,082       2,978       2,833       2,589       2,239
Realized capital gains and losses                         (84)       (422)       (207)        (26)        192
Total revenues                                          4,829       4,432       4,493       4,430       3,992
Income from continuing operations                         291         245         374         470         504
Cumulative effect of change in accounting
 principle, after-tax                                     (13)         --          (6)         --          --
Net income                                                278         245         368         470         504

CONSOLIDATED FINANCIAL POSITION
Investments                                          $ 59,989    $ 52,670    $ 44,297    $ 38,620    $ 32,879
Total assets                                           78,812      68,846      62,622      58,191      50,447
Reserve for life-contingent contract benefits
 and contractholder funds                              55,394      48,591      40,933      35,676      31,143
Shareholder's equity                                    6,429       6,362       5,397       5,125       4,365

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                              PAGE
     OVERVIEW .............................................................   10
     2003 HIGHLIGHTS ......................................................   10
     CONSOLIDATED NET INCOME ..............................................   11
     APPLICATION OF CRITICAL ACCOUNTING POLICIES ..........................   11
     OPERATIONS ...........................................................   13
     INVESTMENTS ..........................................................   22
     MARKET RISK ..........................................................   31
     CAPITAL RESOURCES AND LIQUIDITY ......................................   35
     REGULATION AND LEGAL PROCEEDINGS .....................................   39
     PENDING ACCOUNTING STANDARDS .........................................   39
     FORWARD-LOOKING STATEMENTS AND RISK FACTORS ..........................   40

OVERVIEW

     Management's Discussion and Analysis ("MD&A") highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company ("ALIC") and its wholly owned subsidiaries (together with ALIC, "we", "our", "us" or the "Company"). ALIC is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). It should be read in conjunction with the selected financial data, consolidated financial statements and related notes found under Part II, Item 6 and Item 8 contained herein. We operate as a single segment entity, based on the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

     The most important matters that we monitor to evaluate the financial condition and performance of our company include:
     - For Operations: investment and mortality margins, the amortization of deferred policy acquisition costs, premiums and deposits, expenses, operating income, invested assets, contractholder funds, separate accounts and face amount of life insurance in force;
     - For Investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration;
     - For financial condition: our financial strength ratings and operating leverage; and
     - For product distribution: profitably growing distribution partner relationships and Allstate agent sales of all products and services in order to meet the financial needs of our customers.

2003 HIGHLIGHTS

- Revenues increased 9.0% in 2003 compared to 2002. This increase was primarily due to lower net capital losses in 2003. Excluding net capital losses, revenues increased 1.2% in 2003 to $4.91 billion primarily due to increased net investment income.
- Net income increased to $278 million in 2003 from $245 million in 2002. This increase was primarily due to lower net realized capital losses in 2003, partly offset by higher income tax expense and an increased loss on disposition of operations.
- Investments, including separate accounts assets, increased 15.1% to $73.41 billion due primarily to strong contractholder funds deposits and increases in separate accounts balances resulting from improved equity market performance during the year.
- Contractholder funds deposits totaled $9.84 billion for 2003 compared to $8.92 billion in 2002. The increase of $925 million was primarily attributable to fixed annuity and institutional product deposits.

CONSOLIDATED NET INCOME

AS OF AND FOR THE YEARS ENDED DECEMBER 31,                             2003          2002          2001
                                                                       ----          ----          ----
(IN MILLIONS)
REVENUES
Premiums                                                            $      959    $    1,023    $    1,046
Contract charges                                                           872           853           821
Net investment income                                                    3,082         2,978         2,833
Realized capital gains and losses                                          (84)         (422)         (207)
                                                                    ----------    ----------    ----------
Total revenues                                                           4,829         4,432         4,493

COSTS AND EXPENSES
Contract benefits                                                       (1,595)       (1,543)       (1,485)
Interest credited to contractholder funds                               (1,764)       (1,691)       (1,670)
Amortization of deferred policy acquisition costs                         (479)         (418)         (365)
Operating costs and expenses                                              (493)         (475)         (416)
                                                                    ----------    ----------    ----------
Total costs and expenses                                                (4,331)       (4,127)       (3,936)

Loss on disposition of operations                                          (45)           (3)           (4)
Income tax expense                                                        (162)          (57)         (179)
Cumulative effect of change in accounting principle, after-tax             (13)           --            (6)
                                                                    ----------    ----------    ----------
NET INCOME                                                          $      278    $      245    $      368
                                                                    ==========    ==========    ==========

Investments                                                         $   59,989    $   52,670    $   44,297
Separate Accounts assets                                                13,425        11,125        13,587
                                                                    ----------    ----------    ----------
Investments, including Separate Accounts assets                     $   73,414    $   63,795    $   57,884
                                                                    ==========    ==========    ==========

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     We have identified four accounting policies that require us to make assumptions and estimates that are significant to the consolidated financial statements. It is reasonably likely that changes in these assumptions and estimates could occur from period to period and have a material impact on our consolidated financial statements. A brief summary of each of these critical accounting policies follows. For a more complete discussion of the effect of these policies on our consolidated financial statements, and the judgments and estimates relating to these policies, see the referenced sections of MD&A. For a complete summary of our significant accounting policies see Note 2 of the consolidated financial statements.

INVESTMENT VALUATION The fair value of publicly traded fixed income and equity securities is based on independent market quotations, whereas the fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data as inputs or independent third party pricing sources. Factors used in our internally developed models, such as liquidity risk associated with privately-placed securities are difficult to observe and to characterize. Because of this, judgment is required in developing certain of these estimates and, as a result, the estimated fair value of non-publicly traded securities may differ from amounts that would be realized upon an immediate sale of the securities.
     Periodic changes in fair values of investments classified as available for sale (other than those accounted for under the cost or equity method) are reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and are not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary. The assessment of other than temporary impairment of a security's fair value is performed on a case-by-case basis considering a wide range of factors. There are a number of assumptions and estimates inherent when assessing impairments and determining if they are other than temporary, including 1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than cost for equity securities or amortized cost for fixed income securities; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other than temporary, including 1) general economic conditions that are worse than assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information that we obtain which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since the majority of our portfolio is held at fair value and as a result, the related unrealized loss, net of tax, would already be reflected as accumulated other comprehensive income in shareholder's equity.
     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 6 of the consolidated financial statements and the Investments, Market Risk and Forward-looking Statements and Risk Factors sections of the MD&A.

DERIVATIVE INSTRUMENT HEDGE EFFECTIVENESS In the normal course of business, we use derivative financial instruments to reduce our exposure to market risk and in conjunction with asset/liability management. The fair value of exchange traded derivative contracts is based on independent market quotations, whereas the fair value of non-exchange traded derivative contracts is based on either widely accepted pricing valuation models which use independent third party data as inputs or independent third party pricing sources.
     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value, or foreign currency cash flow hedges. When designating a derivative as an accounting hedge, we formally document the hedging relationship, risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the assumptions used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the hedged transaction's variability in cash flows attributable to the hedged risk. We do not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, we confirm that the hedging instrument continues to be highly effective in offsetting the hedged risk. The determination of whether a hedging instrument is effective both at its inception and on an on-going basis requires a significant degree of judgment. For further discussion of these policies and quantification of the impact of these estimates and assumptions, see Note 7 of the consolidated financial statements and the Investments, Market Risk and Forward-looking Statements and Risk Factors sections of the MD&A.

DEFERRED POLICY ACQUISITION COST ("DAC") AMORTIZATION We incur significant costs in connection with acquiring business. In accordance with generally accepted accounting principles ("GAAP"), costs that vary with and are primarily related to acquiring business are deferred and recorded as an asset on the Consolidated Statements of Financial Position.
     DAC related to traditional life insurance and other premium paying contracts is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions relating to estimated premiums, investment income and realized capital gains and losses, as well as to all other aspects of DAC are determined based upon conditions as of the date of policy issue and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies, change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the contracts.

     DAC related to interest-sensitive life, variable annuities and investment contracts is amortized in relation to the present value of estimated gross profits ("EGP") over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years. However, an assumption for the rate of contract surrenders is also used, which results in the majority of the DAC being amortized over the surrender charge period. The rate of amortization during the surrender charge period is matched to the assumed pattern of EGP. EGP consists of estimates of the following components: margins from mortality including guaranteed minimum death and income benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.
     The most significant assumptions involved in determining EGP are the expected separate accounts fund performance after fees, surrender rates, lapse rates, and investment and mortality margins. Our long-term assumption of separate accounts fund performance after fees is approximately 8%, which is consistent with our pricing assumptions. Whenever actual separate accounts fund performance, based on the two most recent years, varies from 8%, we create an estimate of performance levels over the next five years such that the mean return over that seven-year period equals the long-term 8% assumption. This process is referred to as a "reversion to the mean" and is commonly used by the life insurance industry. Although the use of a reversion to the mean assumption is common within the industry, the parameters used in the methodology are subject to judgment and vary between companies. For example, when applying this assumption we do not allow the future mean rate of returns after fees projected over the five-year period to exceed 12.75% or fall below 0%. Revisions to EGPs result in changes in the amounts expensed as a component of amortization of DAC in the period in which the revision is made. This is commonly known as "DAC unlocking".
     For quantification of the impact of these estimates and assumptions, see the Operations and Forward-looking Statements and Risk Factors sections of the MD&A.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS ESTIMATION Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when estimating the reserve for life-contingent contract benefits. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined at the time the policy is issued based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience prevailing at the time the policies are issued. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.
     For further discussion of these policies see Note 8 of the consolidated financial statements and the Forward-looking Statements and Risk Factors section of the MD&A.

OPERATIONS

OVERVIEW AND STRATEGY We are a leading provider of life insurance, annuities and other financial services to a broad spectrum of individual and institutional customers. Our mission is to assist financial services professionals in meeting their clients' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service.
     We will pursue the following to grow our business organically: develop focused, top-tier products; deepen distribution partner relationships; improve our cost structure; and implement a more systematic risk management program. The Company also leverages the strength of the Allstate brand name across products and distribution channels. We intend to grow this business through a combination of organic growth, selective acquisitions and expanding profitable distribution relationships.
     Our individual retail product line includes a wide variety of financial protection, savings and retirement products aimed at serving the financial needs of our customers. Individual retail products include traditional life, interest-sensitive life, variable life and long-term care insurance, and both variable and fixed annuities. Individual retail products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies), financial institutions and broker/dealers. Our institutional product line consists primarily of funding agreements sold to entities that issue medium-term notes to institutional investors.

PREMIUMS AND CONTRACT CHARGES Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive life products, variable annuities, fixed annuities and other savings products for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues.

     The following table summarizes premiums and contract charges by product.

     (IN MILLIONS)                                                           2003        2002         2001
                                                                         ----------   ----------   ----------
     PREMIUMS
     Traditional life                                                    $      388   $      403   $      446
     Immediate annuities with life contingencies                                413          416          333
     Other                                                                      158          204          267
                                                                         ----------   ----------   ----------
     TOTAL PREMIUMS                                                             959        1,023        1,046

     CONTRACT CHARGES
     Interest-sensitive life                                                    618          597          558
     Fixed annuities                                                             37           32           36
     Variable annuities                                                         206          212          217
     Institutional products                                                       8            6            5
     Other                                                                        3            6            5
                                                                         ----------   ----------   ----------
     TOTAL CONTRACT CHARGES                                                     872          853          821
                                                                         ----------   ----------   ----------
     TOTAL PREMIUMS AND CONTRACT CHARGES                                 $    1,831   $    1,876   $    1,867
                                                                         ==========   ==========   ==========

     The following table summarizes premiums and contract charges by distribution channel.

     (IN MILLIONS)                                                           2003         2002        2001
                                                                         ----------   ----------   ----------
      PREMIUMS
       Allstate agencies                                                 $      226   $      229   $      235
       Specialized brokers                                                      390          415          333
       Independent agents                                                        60           52           71
       Direct marketing                                                         283          327          407
                                                                         ----------   ----------   ----------
        TOTAL PREMIUMS                                                          959        1,023        1,046

     CONTRACT CHARGES
       Allstate agencies                                                        440          429          381
       Specialized brokers                                                       30           25           24
       Independent agents                                                       212          202          210
       Financial institutions and broker/dealers                                187          197          206
       Direct marketing                                                           3           --           --
                                                                         ----------   ----------   ----------
        TOTAL CONTRACT CHARGES                                                  872          853          821
                                                                         ----------   ----------   ----------
        TOTAL PREMIUMS AND CONTRACT
         CHARGES                                                         $    1,831   $    1,876   $    1,867
                                                                         ==========   ==========   ==========

     Total premiums decreased 6.3% in 2003 compared to 2002. The decrease was primarily the result of the discontinuance of our direct response business and lower traditional life and immediate annuity premium. The decline in premiums from our direct response business reflects management actions over the past two years to discontinue this business. The decline in traditional life premium reflects a shift in product sales from traditional whole life policies to term insurance, which has lower premiums and where we utilize more ceded reinsurance. The decline in immediate annuities with life contingencies was a result of underwriting actions to reduce the size of certain types of individual contracts sold in 2003.
     Total premiums were $1.02 billion in 2002 compared to $1.05 billion in 2001. The decrease was due to declines in traditional life and other insurance products, partially offset by increases in immediate annuities with life contingencies. The decline in traditional life premiums was primarily related to the implementation of a reinsurance agreement on January 1, 2002 that ceded our direct response credit life insurance products and, to a lesser extent, a shift in product sales from traditional whole life insurance to term.
     Contract charges increased 2.2% to $872 million in 2003 compared to $853 million in 2002. The increase was due to higher interest-sensitive life contract charges resulting from in-force business growth, partially offset by lower variable annuity contract charges, which resulted from lower average variable annuity account balances during the period. Variable annuity contract charges, as a percent of average separate account values, increased to 166 basis points in 2003 from 163 basis points in 2002 as a result of increases in benefit rider fee rates and utilization by contractholders.
     Contract charges increased 3.9% in 2002 compared to 2001 as contract charges on new sales of interest-sensitive life products more than offset a decline from variable annuities. Variable annuity contract charges declined due to lower average account values during 2002 as poor equity market performance more than offset growth from deposits during the year.
     Contractholder funds represent interest-bearing liabilities arising from the sale of individual products, such as interest-sensitive life, fixed annuities and institutional products, such as funding agreements. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.
     The following table shows the changes in contractholder funds.

(IN MILLIONS)                                                        2003          2002          2001
                                                                  ----------    ----------    ----------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE                           $   38,858    $   32,301    $   27,676

DEPOSITS
 Fixed annuities (immediate and deferred)                              5,263         4,965         3,156
 Institutional products                                                2,713         1,873         2,692
 Interest-sensitive life                                                 972           867           818
 Variable annuity and life deposits allocated to fixed
  accounts                                                               893         1,212         1,194
                                                                  ----------    ----------    ----------
 TOTAL DEPOSITS                                                        9,841         8,917         7,860

INTEREST CREDITED                                                      1,764         1,691         1,670

MATURITIES, BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS
 Benefits and withdrawals                                             (2,692)       (2,522)       (2,462)
 Maturities of institutional products                                 (2,163)       (1,056)       (1,192)
 Contract charges                                                       (561)         (520)         (490)
 Net transfers to separate accounts                                     (416)         (474)       (1,024)
 Fair value adjustments for institutional products                       131           363            95
 Other adjustments                                                       152           158           168
                                                                  ----------    ----------    ----------
TOTAL MATURITIES, BENEFITS, WITHDRAWALS AND OTHER
  ADJUSTMENTS                                                         (5,549)       (4,051)       (4,905)
                                                                  ----------    ----------    ----------
CONTRACTHOLDER FUNDS, ENDING BALANCE                              $   44,914    $   38,858    $   32,301
                                                                  ==========    ==========    ==========

     Contractholder funds increased 15.6% in 2003 compared to 2002, and average contractholder funds increased 17.7% in 2003 compared to 2002, due to significant increases in institutional product and fixed annuity deposits. Fixed annuity deposits increased 6.0% over 2002 due to competitive pricing and our decision to maintain a market presence despite a challenging interest rate environment. Fixed annuity deposits through our financial institutions distribution channel grew 34% in 2003 compared to 2002. This growth was a result of expanded relationships and consumers' attraction to fixed rate contracts with shorter-term rate guarantees due to volatile equity markets and the uncertainty of a low interest rate environment. This growth was partially offset by a decline in fixed annuities sold through our independent agencies distribution channel where longer-term interest rate guarantees are generally favored. As a result of the low interest rate environment during 2003, we introduced fixed annuity contracts with lower guaranteed crediting rates. Institutional products deposits increased 44.8% largely due to our assessment of market opportunities.
     Benefits and withdrawals increased $170 million in 2003 compared to 2002. Benefits and withdrawals for 2003 represent 6.9% of the beginning of period contractholder funds balance compared to 7.8% in 2002. Institutional product maturities increased $1.11 billion in 2003 as an increasing number of contracts issued in prior years reached their stated maturity dates. $1.91 billion is scheduled to mature in 2004.
     Contractholder funds deposits increased in 2002 compared to 2001 due to significant increases in fixed annuity deposits, partially offset by a decline in institutional products. Fixed annuity deposits increased 57.3% over 2001 due to competitive pricing and the introduction of the Allstate(R) Treasury-Linked Annuity, which generated $761 million of deposits in 2002. Institutional deposits decreased 30.4% in 2002, as market conditions at times during the year would not allow us to achieve acceptable pricing returns. Average contractholder funds increased 18.6% in 2002 compared to 2001.
     Separate accounts liabilities represent contractholders' claims to the related legally segregated separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

(IN MILLIONS)                                                          2003          2002          2001
                                                                    ----------    ----------    ----------
SEPARATE ACCOUNTS LIABILITIES, BEGINNING BALANCE                    $   11,125    $   13,587    $   15,298
 Variable annuity and life deposits                                      2,284         2,432         2,932
 Variable annuity and life deposits allocated to fixed
   accounts                                                               (893)       (1,212)       (1,194)
                                                                    ----------    ----------    ----------
 Net deposits                                                            1,391         1,220         1,738
 Investment results                                                      2,393        (2,167)       (2,262)
 Contract charges                                                         (220)         (212)         (190)
 Net transfers from fixed accounts                                         416           474         1,024
 Surrenders and benefits                                                (1,680)       (1,777)       (2,021)
                                                                    ----------    ----------    ----------

SEPARATE ACCOUNTS LIABILITIES, ENDING BALANCE                       $   13,425    $   11,125    $   13,587
                                                                    ==========    ==========    ==========

     Separate accounts liabilities increased $2.30 billion during 2003 compared to 2002 reflecting a significant improvement in investment results and net deposits. The increase in variable annuity net deposits resulted from the increasing attractiveness of the separate accounts equity investment funds following improved equity market performance and the introduction of the Allstate(R) Advisor variable annuity product. Allstate Advisor is a multi-manager variable annuity that offers funds from four mutual fund families. In volatile and uncertain equity markets, variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option. This allows contractholders to transfer funds to separate accounts equity investment funds over time and to purchase their equity investment fund shares at multiple fund price levels. This is commonly referred to as dollar cost averaging. The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.
     Separate accounts liabilities decreased $2.46 billion during 2002 compared to 2001, reflecting the significant decline in equity markets and the resulting substantial decrease in variable annuity net deposits during the year.

NET INVESTMENT INCOME increased 3.5% in 2003 compared to 2002 and 5.1% in 2002 compared to 2001. The increases were due to higher portfolio balances during the year as investment income on positive cash flows from product sales and deposits was mostly offset by lower portfolio yields. Investment balances as of December 31, 2003, excluding unrealized net capital gains, increased 14.5% from December 31, 2002 and increased 16.0% as of December 31, 2002 compared to December 31, 2001. The lower portfolio yields were primarily due to purchases of fixed income securities with yields lower than the current portfolio average.
     During 2003 we reclassified periodic settlements and accruals on derivative instruments used for economic hedging purposes but categorized as "non-hedge" for accounting purposes, to realized capital gains and losses so that they are reported consistently with the corresponding fair value adjustments on these instruments. The reclassifications decreased net investment income $22 million, $5 million and $6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NET INCOME analysis is presented in the following table.

     (IN MILLIONS)                                                          2003          2002          2001
                                                                         ----------    ----------    ----------
     INVESTMENT MARGIN
     Life insurance                                                      $      171    $      186    $      228
     Annuities                                                                  546           505           408
     Institutional products                                                     107           107            77
                                                                         ----------    ----------    ----------
     Total investment margin                                                    824           798           713

     MORTALITY MARGIN
     Life insurance                                                             458           488           481
     Annuities                                                                 (112)          (67)          (56)
                                                                         ----------    ----------    ----------
     Total mortality margin                                                     346           421           425

     Maintenance charges                                                        328           331           336
     Surrender charges                                                           79            75            77
                                                                         ----------    ----------    ----------
     Gross margin                                                             1,577         1,625         1,551

     Amortization of DAC                                                       (433)         (416)         (348)
     Operating costs and expenses                                              (493)         (475)         (416)
     Income tax expense                                                        (233)         (209)         (260)
     Realized capital gains and losses, after-tax                               (54)         (274)         (135)
     DAC amortization expense on realized
       capital gains and losses, after-tax                                      (30)           (1)          (11)
     Reclassification of periodic settlements and
       accruals on non-hedge derivative
       instruments, after-tax                                                   (15)           (3)           (4)
     Loss on disposition of operations, after-tax                               (28)           (2)           (3)
     Cumulative effect of change in accounting
      principle, after-tax                                                      (13)           --            (6)
                                                                         ----------    ----------    ----------
     Net income                                                          $      278    $      245    $      368
                                                                         ==========    ==========    ==========

INVESTMENT MARGIN represents the excess of investment income earned over interest credited to policyholders and contractholders and interest expense. Investment margin includes periodic settlements and accruals on derivative instruments used for economic hedging purposes but categorized as "non-hedge" for accounting purposes that are included in realized capital gains and losses on the Consolidated Statements of Operations and Comprehensive Income. Investment margin increased 3.3% in 2003 compared to 2002 due to a 15.6% increase in contractholder funds and actions to reduce crediting rates where possible, partially offset by the decline in the portfolio yield of fixed income securities. For fixed annuities and life products for which we have the ability to modify crediting rates, the weighted average interest crediting rate was approximately 70 and 140 basis points above the long-term underlying guaranteed rate at December 31, 2003 and December 31, 2002, respectively. The yield decline on the assets that support our capital, traditional life or other products for which the Company does not have the ability to modify crediting rates also had a significant negative impact on the investment margin during the year.
     The investment margin increased 11.9% in 2002 compared to 2001. The increase was primarily attributable to a 20.3% increase in contractholder funds. The impact of this growth was partially offset by a decline in portfolio yields from lower market interest rates affecting the yield on the investment of cash flows from operations and investments, and a shift to sales of savings products with lower investment margins, such as market value adjusted annuities ("MVAA") and funding agreements that have lower capital requirements and cash flow variability.
     The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads during 2003, 2002 and 2001.

                                             WEIGHTED AVERAGE               WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                             INVESTMENT YIELD           INTEREST CREDITING RATE          INVESTMENT SPREADS
                                          ------------------------      ------------------------      ------------------------
                                          2003      2002      2001      2003      2002      2001      2003      2002      2001
                                          ----      ----      ----      ----      ----      ----      ----      ----      ----
Interest-sensitive life                    6.9%      7.2%      7.6%      4.9%      5.1%      5.2%      2.0%      2.1%      2.4%
Fixed annuities - deferred                 6.4       7.1       7.3       4.6       5.2       5.4       1.8       1.9       1.9
Fixed annuities - immediate                7.9       8.2       8.5       7.1       7.2       7.5       0.8       1.0       1.0
Institutional                              3.5       4.3       6.1       2.5       3.4       5.2       1.0       0.9       0.9
Investments supporting capital,
  traditional life and other products      6.6       7.1       7.8       N/A       N/A       N/A       N/A       N/A       N/A

     The following table summarizes the liabilities as of December 31 for these contracts and policies.

(IN MILLIONS)                                                          2003         2002         2001
                                                                    ----------   ----------   ----------
Interest-sensitive life                                             $    6,352   $    5,923   $    5,426
Fixed annuities - deferred                                              25,600       21,147       17,185
Fixed annuities - immediate                                             10,099        9,381        8,241
Institutional                                                            9,380        8,613        7,517
                                                                    ----------   ----------   ----------
                                                                        51,431       45,064       38,369
Life-contingent contracts                                                3,206        2,874        2,122
FAS 133 market value adjustment                                            559          426           69
Ceded reserves and other                                                   198          227          365
                                                                    ----------   ----------   ----------
Total contractholder funds and reserve for life-contingent
  contract benefits                                                 $   55,394   $   48,591   $   40,925
                                                                    ==========   ==========   ==========

MORTALITY MARGIN, which represents premiums and cost of insurance contract charges less related policy benefits, was $346 million in 2003, reflecting a $75 million or 17.8% decline compared to 2002. An increase in guaranteed minimum death benefits ("GMDBs") on variable annuity contracts in 2003 compared to 2002 represents $30 million of the $75 million decline. The remainder was due to a larger number of life claims in the first quarter of 2003, poor mortality results on certain closed blocks of business and the effect of the discontinuance of direct response non-life credit insurance, partially offset by higher mortality margin from growth of interest-sensitive life product sales. In 2003, GMDB payments were $83 million, net of reinsurance, hedging results and other contractual arrangements ("net GMDB payments"), compared to $53 million and $31 million in 2002 and 2001, respectively. While 2003 net GMDB payments were higher than in 2002, improved equity market performance during 2003 resulted in sequential quarterly reductions in gross GMDB payments. Direct response non-life credit insurance generated a mortality margin of $2 million and $7 million in 2003 and 2002, respectively. The mortality margin was comparable in 2002 and 2001 as increased contract charges from interest-sensitive life growth were offset by increased policy benefits and net GMDB payments.

AMORTIZATION OF DAC increased 4.1% during 2003 compared to 2002. The increase was primarily due to in force business growth, partially offset by decreased amortization from lower gross margins on variable annuities and certain fixed annuities. Amortization of DAC increased 19.5% in 2002 compared to 2001, primarily due to higher DAC unlocking and growth of business in force. Net DAC unlocking totaled $89 million, $94 million and $2 million in 2003, 2002 and 2001, respectively.
     We performed our annual comprehensive evaluation of DAC assumptions in the first quarter of 2003 and concluded that, due to sustained poor performance of the equity markets coupled with an expectation of moderate future performance due to continuing weakness in the U.S. economy and uncertainty in the geopolitical environment, it was no longer reasonably possible that variable annuity fund returns would revert to the expected long-term mean within the time horizon used in our reversion to the mean model. As a result, we unlocked the DAC assumptions for all savings products, including variable and fixed annuities, and interest-sensitive life products, to be consistent across all product lines.
     The 2003 unlocking of DAC assumptions included $124 million for variable annuities, partially offset by the effect of favorable investment margins on fixed annuities and favorable persistency on interest-sensitive life products. The most significant assumption change involved resetting the variable annuity reversion to the mean calculation, such that future equity market performance during the five year reversion period was reduced from 13.25% after fees to the long-term assumed return of 8% after fees.
     The changes in the DAC asset are summarized in the following tables.

(IN MILLIONS)                                                              AMORTIZATION
                            BEGINNING                                     (ACCELERATION)      EFFECT OF         ENDING
                             BALANCE       ACQUISITION    AMORTIZATION     DECELERATION      UNREALIZED         BALANCE
                           DECEMBER 31,       COSTS        CHARGED TO       CHARGED TO      CAPITAL GAINS     DECEMBER 31,
                              2002          DEFERRED         INCOME          INCOME (1)      AND LOSSES          2003
                          -------------   -------------   -------------    -------------    -------------    -------------
Traditional life          $         677   $          78   $         (66)   $          --    $          --    $         689
Interest-sensitive life           1,133             182            (124)              16               14            1,221
Variable annuities                  834             143             (36)            (124)             (51)             766
Investment contracts                183             314            (141)              19               71              446
Other                                88              15             (23)              --               --               80
                          -------------   -------------   -------------    -------------    -------------    -------------
Total                     $       2,915   $         732   $        (390)   $         (89)   $          34    $       3,202
                          =============   =============   =============    =============    =============    =============

                                                                           AMORTIZATION
                           BEGINNING                                       (ACCELERATION)      EFFECT OF        ENDING
                            BALANCE        ACQUISITION    AMORTIZATION      DECELERATION      UNREALIZED        BALANCE
                          DECEMBER 31,        COSTS        CHARGED TO        CHARGED TO     CAPITAL GAINS     DECEMBER 31,
                              2001           DEFERRED        INCOME          INCOME (1)       AND LOSSES         2002
                          -------------   -------------   -------------    -------------    -------------    -------------
Traditional life          $         659   $          88   $         (70)   $          --    $          --    $         677
Interest-sensitive life           1,131             184            (128)              (6)             (48)           1,133
Variable annuities                  858             116             (25)            (120)               5              834
Investment contracts                265             251             (78)              32             (287)             183
Other                                84              27             (23)              --               --               88
                          -------------   -------------   -------------    -------------    -------------    -------------
Total                     $       2,997   $         666   $        (324)   $         (94)   $        (330)   $       2,915
                          =============   =============   =============    =============    =============    =============

(1) Included as a component of Amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.

     We believe that as a result of the DAC unlocking performed in 2003, the variable annuity DAC asset is appropriately valued for the current economic environment. With moderate movements in the equity markets, the likelihood of future DAC unlocking is substantially reduced since the projected return in the mean reversion period is no longer at the maximum.

OPERATING COSTS AND EXPENSES increased 3.8% in 2003 compared to 2002. The following table summarizes operating costs and expenses.

     (IN MILLIONS)                                                          2003         2002         2001
                                                                         ----------   ----------   ----------
     Non-deferrable acquisition costs                                    $      169   $      136   $      146
     Other operating costs and expenses                                         324          339          270
                                                                         ----------   ----------   ----------
     Total operating costs and expenses                                  $      493   $      475   $      416
                                                                         ==========   ==========   ==========

     The increase in total operating costs and expenses in 2003 compared to 2002 was primarily due to higher non-deferrable acquisition costs such as renewal and annual trail commissions. Other operating costs and expenses in 2003 compared to 2002 decreased as higher employee benefit and technology related costs were more than offset by lower litigation expense.
     Total operating costs and expenses increased 14.2% during 2002 compared to 2001 due to investments in technology, increased employee related benefits, advertising costs and litigation expenses.
     Adjustments to prior year tax liabilities resulted in net unfavorable adjustments to net income of $11 million in 2003 compared with net favorable adjustments of $39 million in 2002.

REINSURANCE CEDED We enter into reinsurance agreements with unaffiliated carriers to limit our risk of mortality losses. For life insurance policies, depending upon the issue year and product, we may cede 90%, 80% or 60% of the mortality risk. As of December 31, 2003, 46% of our face amount of life insurance in force is reinsured. Additionally, we cede 100% of the morbidity risk on our long-term care contracts. Since 1998, we have ceded the mortality risk on new life contracts that exceed $2 million per individual, whereas prior to 1998, we ceded mortality risk in excess of specific amounts up to $1 million per life for individual coverage. Also, on certain in-force variable annuity contracts we cede 100% of the mortality and certain other risks related to product features. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

     The impacts of reinsurance on our reserve for life insurance policy benefits at December 31 are summarized in the following table.

                                                         REINSURANCE RECOVERABLE ON PAID
          (IN MILLIONS)                                      AND UNPAID CLAIMS, NET
                                                       -----------------------------------
                                                           2003                    2002
                                                       ------------           ------------
               Life insurance                          $        823           $        729
               Long-term care                                   161                     97
               Other                                            201                    220
                                                       ------------           ------------
               Total                                   $      1,185           $      1,046
                                                       ============           ============

     Estimating amounts of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.
     Developments in the insurance industry have recently led to a decline in the financial strength of some of our reinsurance carriers, causing amounts recoverable from them to be considered a higher risk. There has also been recent consolidation activity between reinsurers in the industry, which causes reinsurance risk across the industry to be concentrated among fewer companies. Additionally, one of our primary reinsurers has announced its intention to no longer assume life reinsurance risks. As a result, we plan to increase our retention of term life insurance and evaluate alternative reinsurance structures.

     Our reinsurance recoverables, summarized by the reinsurers' Standard & Poor's financial strength ratings as of December 31, are shown in the following table. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

     (IN MILLIONS)                        2003                     2002
                                 ---------------------    ---------------------
                                  REINSURANCE              REINSURANCE
                                  RECOVERABLE      %       RECOVERABLE       %
                                 -------------   -----    -------------    ----
     AAA                         $          21     1.8%   $           1     0.1%
     AA+                                     -       -              291    27.8
     AA                                    408    34.4              337    32.2
     AA-                                   265    22.4              365    34.9
     A+                                    283    23.9                1     0.1
     A                                       1       -                4     0.4
     A-                                    168    14.2                -       -
     Other                                  39     3.3               47     4.5
                                 -------------   -----    -------------   -----
     Total                       $       1,185     100%   $       1,046     100%
                                 =============   =====    =============   =====

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. At December 31, 2003, there were no reinsurance recoverable amounts that were greater than 60 days past due and we did not have an allowance established for them. No amounts have been deemed unrecoverable in the three-years ended December 31, 2003.
      ALIC's insurance subsidiaries are domiciled in Illinois, New York, Arizona and Nebraska. Except for those domiciled in New York and one in Nebraska, ALIC has 100% inter-company reinsurance agreements in place with most of its domestic insurance subsidiaries. With the exception of Allstate Life Insurance Company of New York, which retains substantially all of its business up to its per life limit, only invested assets supporting capital and relating to Separate Accounts remain in these subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

OUTLOOK
- Our ability to grow our investment margin is dependent upon maintaining profitable spreads between investment yields and interest crediting rates, and growing the amount of business in force. As interest rates decrease or remain at historically low levels, we expect a reduction in our investment yields. The amount in which these lower yields will reduce our investment margin is contingent on our ability to lower interest crediting rates on certain interest-sensitive products, which could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees, and may not match the timing or magnitude of changes in asset yields. Also, a significant amount of our invested assets are used to support our capital and non-interest-sensitive products, which do not provide this offsetting opportunity. As a result, we expect growth in our investment margin from net new business growth, which also fluctuates in relation to the interest rate environment, to be partially offset by compression in our in-force investment spreads.
- If equity markets perform at historical norms, we expect to see positive growth in our variable annuity gross margins from increased revenue and lower net GMDB payments on our in-force business. However, improvements or deteriorations in our variable annuity gross margins from changes in equity markets performance creates a proportional increase or decrease in variable annuity amortization of DAC, which will offset a significant portion of the changes in gross margins.
- Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. To eliminate some of these market concerns, we are expecting to retain more of our mortality risk in 2004. This change will have a diminutive effect on our net income in the short-term, but will provide the foundation to drive increased long-term growth in our life insurance business. Our mortality margins will also be more volatile in the future as we retain and manage more of our mortality risk, which will require increased statutory capital.

INVESTMENTS

     An important component of our financial results is the return on our investment portfolio. The investment portfolio is managed based upon the nature of the business and its corresponding liability structure.

OVERVIEW AND STRATEGY The investment strategy is based upon a strategic asset allocation framework that takes into account the need to manage the portfolio on a risk-adjusted spread basis for the underlying contract liabilities and to maximize return on retained capital. Generally, a combination of recognized market, analytical and proprietary modeling is used to achieve a desired asset mix in the management of the portfolio. The strategic asset allocation model portfolio is the primary basis for setting annual asset allocation targets with respect to interest sensitive, illiquid and credit asset allocations as well as limitations with respect to overall below-investment-grade exposure and diversification requirements. On a tactical basis, decisions are made on an option adjusted relative value basis staying within the constraints of the strategic asset allocation framework. We believe asset spread is maximized by selecting assets that perform on a long-term basis and by using trading to minimize the effect of downgrades and defaults. Total return measurement is used on a selective basis where the asset risks are significant (e.g., high yield fixed income securities, convertible bonds). We expect that by employing this strategy we will minimize interest rate market impacts on investment income and provide sustainable investment income over time.

PORTFOLIO COMPOSITION The composition of the investment portfolio at December 31, 2003 is presented in the table below. Also see Notes 2 and 6 to the consolidated financial statements for investment accounting policies and additional information.

                                                                      PERCENT
          (IN MILLIONS)                                               TO TOTAL
                                                                    ------------
          Fixed income securities(1)                 $     51,578           86.0%
          Equity securities                                   164            0.3
          Mortgage loans                                    6,354           10.6
          Short-term                                          765            1.3
          Policy loans                                        686            1.1
          Other                                               442            0.7
                                                     ------------   ------------
            Total                                    $     59,989          100.0%
                                                     ============   ============

(1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $48.40 billion.

     Investments increased to $59.99 billion at December 31, 2003, from $52.67 billion at December 31, 2002. The increase in investments was primarily due to positive cash flows from operating and financing activities and increased funds associated with dollar roll programs.
     Investment balances related to collateral increased to $1.92 billion at December 31, 2003, from $1.24 billion at December 31, 2002.
     We use different methodologies to estimate the fair value of publicly and non-publicly traded marketable investment securities and exchange traded and non-exchange traded derivative contracts. For a discussion of these methods, see the Application of Critical Accounting Policies section of the MD&A.

   The following table shows the investment portfolio, and the sources of its fair value, at December 31, 2003.

                                                                                                 DERIVATIVE
                                                                             INVESTMENTS         CONTRACTS
                                                                      -----------------------    ----------
  (IN MILLIONS)                                                           FAIR       PERCENT        FAIR
                                                                         VALUE       TO TOTAL       VALUE
                                                                      ----------   ----------    ----------
  Value based on independent market quotations                        $   39,971         66.6%   $       (1)
  Value based on models and other valuation methods                       12,049         20.1           463
  Mortgage loans, policy loans, bank loans and certain
      limited partnership investments, valued at cost,
      amortized cost and the equity method                                 7,969         13.3            --
                                                                      ----------   ----------    ----------
  Total                                                               $   59,989        100.0%   $      462
                                                                      ==========   ==========    ==========

FIXED INCOME SECURITIES See Note 6 of the consolidated financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income securities for the years ended December 31, 2003 and 2002.
     U.S. government and agencies of the U.S. government securities were all rated investment grade at December 31, 2003.
     Municipal bonds, including tax-exempt and taxable securities, totaled $1.72 billion and 100.0% were rated investment grade at December 31, 2003. Approximately 30.4% of the municipal bond portfolio was insured by 5 bond insurers and the bonds accordingly have a rating of Aaa or Aa. The municipal bond portfolio at December 31, 2003 consisted of approximately 134 issues from approximately 108 issuers. The largest exposure to a single issuer was less than 6.9% of the municipal bond portfolio. The ultimate obligors of approximately 35.3% of the municipal bond portfolio were corporate entities.
     Corporate bonds totaled $30.80 billion and 88.9% were rated as investment grade at December 31, 2003. As of December 31, 2003, the fixed income securities portfolio contained $14.33 billion of privately placed corporate obligations or 46.5% of the total corporate obligations in the portfolio, compared with $12.36 billion at December 31, 2002. The benefits of privately placed securities when compared to publicly issued securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. A disadvantage of privately placed securities when compared to publicly issued securities is relatively reduced liquidity. At December 31, 2003, 85.5% of the privately placed securities were rated as investment grade.
     Foreign government securities totaled $1.59 billion and 91.4% were rated investment grade at December 31, 2003.
     Mortgage-backed securities ("MBS") totaled $10.76 billion at December 31, 2003. In our MBS portfolio, the credit risk is mitigated due to the fact that 46.2% of the portfolio includes securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or U.S. government sponsored entities. The MBS portfolio is also subject to interest rate risk since price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. We attempt to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2003, approximately 37.0% of the MBS portfolio was invested in planned amortization class bonds or the equivalent. Though these security types offer greater relative prepayment protection than other MBS securities, the degree of protection has been limited in this interest rate environment. Based on market conditions and potential changes in portfolio management objectives, the value of this protection and significance of these holdings relative to the entire portfolio may be reduced in future periods.
     Asset-backed securities ("ABS") totaled $3.43 billion at December 31, 2003. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is mitigated by monitoring the performance of the collateral. Approximately 55.6% of the ABS portfolio had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest rating category. The ABS portfolio is also subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying assets. Approximately 29.9% of the ABS portfolio is invested in securitized credit card receivables. The remainder of the portfolio is primarily backed by securitized home equity, manufactured housing and auto loans.
     At December 31, 2003, 92.8% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2; a Moody's equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating.

     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2003.

(IN MILLIONS)

                 NAIC      MOODY'S, S&P                FAIR          PERCENT
                RATING     OR EQUIVALENT               VALUE         TO TOTAL
                ------    ---------------          ------------    ------------
                  1       Aaa/Aa/A                 $     32,338            62.7%
                  2       Baa                            15,546            30.1
                  3       Ba                              2,265             4.4
                  4       B                               1,141             2.2
                  5       Caa or lower                      191             0.4
                  6       In or near default                 97             0.2
                                                   ------------    ------------
                          Total                    $     51,578           100.0%
                                                   ============    ============

EQUITY SECURITIES Equity securities include limited partnership interests, common stocks and non-redeemable preferred stocks. The equity securities portfolio was $164 million at December 31, 2003 compared to $183 million in 2002. Gross unrealized gains totaled $4 million at December 31, 2003 and December 31, 2002. There were no unrealized losses at December 31, 2003 compared to $12 million at December 31, 2002.

UNREALIZED GAINS AND LOSSES See Note 6 of the consolidated financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining that they are not other than temporarily impaired. The unrealized net capital gains on fixed income and equity securities at December 31, 2003 were $3.18 billion, an increase of $107 million or 3.5% since December 31, 2002. Gross unrealized losses were primarily concentrated in the corporate fixed income portfolios and were comprised of securities in the following sectors.

                                                                   GROSS UNREALIZED
(IN MILLIONS)                                    AMORTIZED     -------------------------       FAIR
                                                   COST          GAINS         LOSSES         VALUE
                                                -----------   -----------   -----------    -----------
AT DECEMBER 31, 2003
Corporate:
 Consumer goods (cyclical and non-cyclical)     $     5,369   $       318   $       (32)   $     5,655
 Public utilities                                     4,520           526            (7)         5,039
 Banking                                              3,961           266           (41)         4,186
 Capital goods                                        3,071           176           (17)         3,230
 Basic industry                                       2,653           143           (26)         2,770
 Communications                                       2,350           174            (6)         2,518
 Financial services                                   2,178           135            (5)         2,308
 Energy                                               1,849            97           (11)         1,935
 Transportation                                       1,265            93           (32)         1,326
 Other                                                1,209           157            (3)         1,363
 Technology                                             441            30            (3)           468
                                                -----------   -----------   -----------    -----------
Total corporate fixed income portfolio               28,866         2,115          (183)        30,798

U.S. government and agencies                          2,519           688            (2)         3,205
Municipal                                             1,675            60           (18)         1,717
Foreign government                                    1,302           287            --          1,589
Mortgage-backed securities                           10,540           269           (49)        10,760
Asset-backed securities                               3,423            46           (41)         3,428
Redeemable preferred stock                               76             6            (1)            81
                                                -----------   -----------   -----------    -----------
Total fixed income securities                   $    48,401   $     3,471   $      (294)   $    51,578
                                                ===========   ===========   ===========    ===========

     The banking, consumer goods, transportation, and basic industry sectors had the highest concentration of unrealized losses in our corporate fixed income securities portfolio at December 31, 2003. The gross unrealized losses in these sectors are primarily company specific or interest rate related. While we expect eventual recovery of these securities and the related sectors, we included every security in our portfolio monitoring process at December 31, 2003.
     The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2003.

(IN MILLIONS)

          NAIC       MOODY'S, S&P OR      UNREALIZED       PERCENT       FAIR         PERCENT
         RATING        EQUIVALENT            LOSS          TO TOTAL      VALUE        TO TOTAL
         ------      ---------------      ----------     ----------    ----------    ----------
           1         Aaa/Aa/A             $     (154)          52.4%   $    6,342          71.3%
           2         Baa                         (67)          22.8         1,874          21.1
           3         Ba                          (24)           8.1           374           4.2
           4         B                           (27)           9.2           194           2.2
           5         Caa or lower                (12)           4.1            61           0.7
           6         In or near default          (10)           3.4            43           0.5
                                          ----------     ----------    ----------    ----------
                     Total                $     (294)         100.0%   $    8,888         100.0%
                                          ==========     ==========    ==========    ==========

     The table above includes redeemable preferred securities with a fair value of $20 million and an unrealized loss of $1 million. It also includes 56 securities that have not yet received an NAIC rating, for which we have assigned a rating based on an analysis similar to that used by the NAIC, with a fair value totaling $755 million and an unrealized loss of $10 million. Due to lags between the funding of an investment, processing of final legal documents, filing with the Securities Valuation Office of the NAIC ("SVO"), and rating by the SVO, we will always have a small number of securities that have a pending rating.
     At December 31, 2003, $221 million, or 75.2%, of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.
     As of December 31, 2003, $73 million of the gross unrealized losses were related to below-investment-grade fixed income securities. Of this amount, 48.0% was in a significant unrealized loss position (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2003. Included among the securities that are rated below investment grade are both public and privately placed high-yield bonds and securities that were purchased at investment grade but have since been downgraded. We mitigate the credit risk of investing in below-investment-grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities and through diversification of the portfolio.
     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2003 is shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                                 UNREALIZED      PERCENT          FAIR        PERCENT
(IN MILLIONS)                                       LOSS         TO TOTAL        VALUE       TO TOTAL
                                                -----------    -----------    -----------   -----------
Due in one year or less                         $        (4)           1.4%   $        33           0.4%
Due after one year through five years                   (44)          15.0            684           7.7
Due after five years through ten years                  (63)          21.4          1,973          22.2
Due after ten years                                     (93)          31.6          2,211          24.9
Mortgage- and asset- backed securities(1)               (90)          30.6          3,987          44.8
                                                -----------    -----------    -----------   -----------
Total                                           $      (294)         100.0%   $     8,888         100.0%
                                                ===========    ===========    ===========   ===========

(1) Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate fixed income and equity securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have concern, are evaluated based on facts and circumstances for inclusion on our watch-list. The watch-list is reviewed in detail to determine whether any other than temporary impairment exists.
     The unrealized loss balance for fixed income and equity securities can be further segmented into the following four categories of securities, with the unrealized net loss in each category at December 31, 2003 listed in parenthesis:

     (i) Securities with an unrealized loss less than 20% of amortized cost for fixed income securities or cost for equity securities ($220 million of unrealized loss);
     (ii) Securities with an unrealized loss greater than or equal to 20% of amortized cost for fixed income securities or cost for equity securities for a period of less than six consecutive months prior to December 31, 2003 ($31 million of unrealized loss);
     (iii) Securities with an unrealized loss greater than or equal to 20% of amortized cost for fixed income securities or cost for equity securities for a period of six or more consecutive months, but less than 12 consecutive months prior to December 31, 2003 ($30 million of unrealized loss); and

     (iv) Securities with an unrealized loss greater than or equal to 20% of amortized cost for fixed income securities or cost for equity securities for twelve or more consecutive months prior to December 31, 2003 ($13 million of unrealized loss).

     Categories (i) and (ii) have generally been adversely affected by the downturn in the financial markets, overall economic conditions, and the market's evaluation of certain sectors. While all of the securities in these categories are monitored for impairment, the degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other than temporarily impaired. In general, we expect that the fair values of these securities will recover over time.
     For category (iii) there were 7 fixed income securities with a fair value of $56 million and $30 million of unrealized loss, with the largest unrealized loss being $7 million. Of the fixed income securities in this category, 5 securities with a fair value of $49 million and an unrealized loss of $22 million were rated as being below investment grade at December 31, 2003.
     For category (iv) there were 7 fixed income securities with a fair value of $33 million and $13 million of unrealized loss, with the largest unrealized loss being $5 million. All of these securities were rated as being below investment grade at December 31, 2003.
     Whenever we decide that a fixed income security's unrealized loss of 20% or more for at least 36 months or any equity security's unrealized loss of 20% or more for at least 12 months is temporary, we use a process of additional evaluations and management approvals to determine why a write-down is not required.
     The following table contains the individual securities as of December 31, 2003, with the largest unrealized losses. No other fixed income or equity security had an unrealized loss greater than 1.0% of the total unrealized loss on fixed income and equity securities:

(IN MILLIONS)                                                                             UNREALIZED
                                                 UNREALIZED       FAIR       NAIC            LOSS
                                                    LOSS          VALUE     RATING         CATEGORY
                                                -----------      -------    ------        ----------
State General Obligation for a Pension Fund     $        (8)     $    92       1              (i)
Shipping & Offshore Engineering                          (7)          13       5             (iii)
Foreign Dairy Conglomerate                               (7)          13       6             (ii)
Chemical/Plastics Production & Distribution              (5)          15       4             (iii)
Asset Backed Security for Aircraft Leases                (5)          12       3             (iv)
Asset Backed Security for Aircraft Leases                (4)           3       2             (iii)
Asset Backed Security for Aircraft Leases                (4)           4       2             (iii)
Chemical/Plastics Production & Distribution              (4)           6       4             (iii)
                                                -------------    -------
     Total                                      $       (44)     $   158
                                                =============    =======

     We also monitor the quality of our fixed income portfolio, by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have serious concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

     The following table summarizes problem, restructured and potential problem fixed income securities at December 31.

(IN MILLIONS)                                 2003                                            2002
                          ---------------------------------------------    ----------------------------------------------
                                                           PERCENT OF                                      PERCENT OF
                                                           TOTAL FIXED                                     TOTAL FIXED
                            AMORTIZED         FAIR           INCOME          AMORTIZED         FAIR           INCOME
                               COST           VALUE         PORTFOLIO          COST            VALUE         PORTFOLIO
                          -------------   -------------   -------------    -------------   -------------   -------------
Problem                   $         167   $         155             0.3%   $         232   $         218             0.5%
Restructured                         32              35             0.1               10              10              --
Potential problem                   259             255             0.5              486             423             0.9
                          -------------   -------------   -------------    -------------   -------------   -------------
Total net carrying value  $         458   $         445             0.9%   $         728   $         651             1.4%
                          =============   =============   =============    =============   =============   =============
Cumulative write-
  downs recognized        $         228                                    $         368
                          =============                                    =============

     We have experienced a decrease in our balance of fixed income securities categorized as potential problem as of December 31, 2003 compared to December 31, 2002. The decrease was related primarily to the sale of holdings in this category due to specific developments causing a change in our outlook and intent to hold those securities.
     We also evaluated each of these securities through our portfolio monitoring process at December 31, 2003 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(IN MILLIONS)                                          2003        2002        2001
                                                     --------    --------    --------
Investment write-downs                               $   (178)   $   (309)   $   (150)
Sales                                                      64         (97)          4
Valuation of derivative instruments                        12         (36)        (64)
Settlement of derivative instruments                       18          20           3
                                                     --------    --------    --------
Realized capital gains and losses, pretax                 (84)       (422)       (207)
Income tax benefit                                         30         148          72
                                                     --------    --------    --------
Realized capital gains and losses, after-tax         $    (54)   $   (274)   $   (135)
                                                     ========    ========    ========

     Investment write-downs during 2003 represent approximately 0.3% of the average total investment portfolio value during the year. For the year ended December 31, 2003, the $64 million in net gains from sales was comprised of gross gains of $254 million and gross losses of $190 million. Gross losses from sales of fixed income and equity securities were $188 million which, combined with investment write-downs on fixed income and equity securities of $174 million, represents total gross realized losses of $362 million for the year ended December 31, 2003. Of the $188 million in gross losses from sales of fixed income and equity securities, $184 million resulted from sales of fixed income securities and $4 million resulted from sales of equity securities.
     In 2003, losses from sales were primarily related to routine reductions of exposures to deteriorating credits, reallocation of funds to other investments in a higher interest rate environment and equity portfolio turnover resulting from relative value opportunities. We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. Recognizing in certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security.
     The ten largest losses from sales of individual securities for the year ended December 31, 2003 totaled $74 million with the largest being $42 million and the smallest being $3 million. Of those losses, six related to securities that were in our unrealized loss categories (iii) or (iv).

     Our largest aggregate loss on sales and writedowns by issuer and its affiliates are shown in the following table. No other issuer and its affiliates had an aggregated loss on sales and writedowns greater than 3% of the total gross loss on sales and writedowns on fixed income and equity securities. We have also included in this table the related circumstances giving rise to the losses and a discussion of how those circumstances may have affected other material investments held.

(IN MILLIONS)                                                     FAIR
                                                                  VALUE                                 DECEMBER 31,      NET
                                                                 AT SALE        LOSS ON     WRITE-         2003        UNREALIZED
                                                               ("PROCEEDS")      SALE        DOWNS      HOLDINGS (1)   GAIN (LOSS)
                                                               ------------   ---------    ---------    ------------   ------------
A U.S. Government security purchased when interest rates
were at significant lows. Realized losses were incurred
when the security was sold to reallocate funds to other
investments and interest rates had risen since the date
of purchase.                                                   $        633   $     (42)   $      --    $          1   $        --

A major dairy company with global operations. The issuer
entered into insolvency proceedings in December 2003. $20
million of our remaining holdings are anticipated to have
structural superiority in recovery proceedings. The
circumstances of this impairment are not expected to have an
effect on other holdings in our portfolios.                              --          --          (24)             30            (7)

Major U.S. Airline. The write-down taken in early 2003
reflected a heightened probability of bankruptcy. We
hold other securities issued by this company that are
fully collateralized and not impaired. Valuations in the
industry continue to be under stress.                                    30          --          (21)              7            (1)

Major energy company with a significantly leveraged balance
sheet. Our realized losses resulted from sales to reduce our exposure to the holding company. Our current holdings
include securities with the operating company subsidiaries
that have stable cash flows. The parent company also
guarantees an obligation to a counterparty in which we hold
a project finance investment. We expect to fully recover
this investment.                                                         41         (17)          --              28            --

Collateralized debt obligation consisting primarily of
investment grade bonds. The performance of the underlying
collateral portfolio has not met expectations.                           --          --          (12)             10             2
                                                               ------------   ---------    ---------    ------------   -----------
Total                                                          $        704   $     (59)   $     (57)   $         76   $        (6)
                                                               ============   =========    =========    ============   ===========

(1) Holdings could include fixed income securities at amortized cost or equity securities at cost.

MORTGAGE LOANS Our $6.35 billion mortgage loans portfolio at December 31, 2003 and $5.88 billion at December 31, 2002, was comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our mortgage loan risk.
     We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by an expected rate of return. We had net realized capital losses related to write-downs on mortgage loans of $4 million for the year ended December 31, 2003. There were no realized capital losses related to prepayments and write-downs on mortgage loans for the year ended December 31, 2002, and $1 million for the year ended December 31, 2001.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $765 million and $839 million at December 31, 2003 and 2002, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.
     We also participate in securities lending, primarily as an investment yield enhancement, with third parties such as brokerage firms. We obtain collateral in an amount equal to 102% of the fair value of the securities and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is subsequently invested and an offsetting liability is recorded in other liabilities. At December 31, 2003, the amount of securities lending collateral reinvested in short-term investments had a carrying value of $271 million. This compares to $460 million at December 31, 2002.

MARKET RISK

     Market risk is the risk that we will incur losses due to adverse changes in equity, interest, commodity, or currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices, although we also have a smaller exposure to changes in foreign currency exchange rates.
     The active management of market risk is integral to our results of operations. We may use the following approaches to manage exposure to market risk within defined tolerance ranges: 1) rebalancing existing asset or liability portfolios, 2) changing the character of investments purchased in the future and
3) using derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. For a more detailed discussion of our use of derivative financial instruments, see Note 7 to the consolidated financial statements.

OVERVIEW We generate substantial investable funds from our business. In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles.
     Investment guidelines define the overall framework for managing market and other investment risks, including accountability and control over these risk management activities. In addition, the subsidiaries that conduct investment activities follow guidelines that have been approved by their respective boards of directors and that specify the investment limits and strategies that are appropriate given their liquidity, surplus, product, and regulatory requirements. Executive oversight of investment risk management processes is conducted primarily through the boards of directors and investment committees of the subsidiaries conducting investment activities. Administration and detailed managerial oversight of investment risk, including market risk, is provided through the credit and risk management committee ("CRMC"). The Corporation also has an enterprise-wide committee called the Enterprise Risk Council ("ERC") that is responsible for assessing risks, including market and other investment risks, on an integrated basis across subsidiaries and organizations.
     We manage our exposure to market risk through the use of asset allocation limits and duration limits, through the use of simulation and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on our investment portfolios and, as appropriate, on individual components of these portfolios. These duration limits place restrictions on the amount of interest rate risk that may be taken. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment guidelines.

INTEREST RATE RISK is the risk that we will incur an economic loss due to adverse changes in interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and carry significant interest-sensitive liabilities.
     We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2003, the difference between our asset and liability duration was approximately 0.78, compared to a (0.09) gap at December 31, 2002. A positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities.
     We seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit exposure to interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities. This philosophy includes using interest rate swaps, futures, forwards, caps and floors to reduce the interest rate risk resulting from unintended duration mismatches between assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk related to anticipated purchases and sales of investments and product sales to customers.
     We pledge and receive collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, we have pledged securities as margin deposits totaling $34 million as of December 31, 2003. For over-the-counter derivative transactions involving interest rate swaps, foreign currency swaps, interest rate caps, interest rate floor agreements and credit default swaps, master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements, and when applicable, we are required to post collateral. As of December 31, 2003, counterparties have posted collateral to us totaling $333 million.
     To calculate duration, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments (as described in Note 7 of the consolidated financial statements), and certain other items including interest-sensitive liabilities and annuity liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, callable corporate obligations, and fixed rate single and flexible premium deferred annuities.
     Based upon the information and assumptions we use in this duration calculation, and interest rates in effect at December 31, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $641 million, compared to $102 million at December 31, 2002. Additionally, there are $5.42 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments and as a result have not been included in the above estimate. This amount has increased from the $4.85 billion reported at December 31, 2002 due to increases in policies in force. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, these assets would decrease in value by $240 million, compared to a decrease of $185 million at December 31, 2002. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
     To the extent that conditions differ from the assumptions we used in these calculations, duration and rate shock measures could be significantly impacted. Additionally, our calculations assume that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the effect of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

EQUITY PRICE RISK is the risk that we will incur economic losses due to adverse changes in a particular stock, mutual fund, or stock index. At December 31, 2003, we held approximately $43 million in common stocks and $533 million in other securities with equity risk (including primarily convertible securities), compared to approximately $40 million in common stocks and $551 million in other equity investments at December 31, 2002.
     At December 31, 2003, our portfolio of equity instruments had a beta of approximately 0.52, compared to a beta of approximately 0.60 at December 31, 2002. Beta represents a widely used methodology to describe, in mathematical terms, an investment's market risk characteristics relative to the Standard & Poor's 500 Composite Price Index ("S&P 500"). Based on the beta analysis, we estimate that if the S&P 500 decreases by 10%, the fair value of our equity portfolio will decrease by approximately 5.2%. Likewise, we estimate that if the S&P 500 increases by 10%, the fair value of our equity portfolio will increase by approximately 5.2%. Based upon the information and assumptions we used to calculate beta at December 31, 2003, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity portfolio identified above by approximately $30 million, compared to $36 million at December 31, 2002. The selection of a 10% immediate decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
     The beta of our equity portfolio was determined by comparing the monthly total returns of the equity portfolio to monthly total returns of the S&P 500 over a three-year historical period. Since beta is historically based, projecting future price volatility using this method involves an inherent assumption that historical volatility and correlation relationships between stocks will not change in the future. Therefore, the illustrations noted above may not reflect our actual experience if future volatility and correlation relationships differ from the historical relationships.
     At December 31, 2003 and 2002, we had separate accounts assets with account values totaling $13.43 billion and $11.13 billion, respectively. We earn contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values due to equity market declines, we would have earned approximately $21 million and $18 million less in fee income at December 31, 2003 and December 31, 2002, respectively.
     Variable annuity contracts sold usually have a GMDB and customers may choose to purchase an enhanced GMDB, guaranteed minimum income benefits ("GMIB") prior to 2004 and beginning in 2004 a TrueReturn(SM) Accumulation Benefit ("GMAB") on certain contracts. These guarantees subject us to additional equity risk because the beneficiary or contractholder may receive a benefit that is greater than the current account value. GMDBs are payable upon death, while GMIBs are payable on or after the ten-year anniversary of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). GMABs are payable on a date that is pre-determined by the contractholder, between the eighth and twentieth year of the contract. GMABs guarantee a return of up to 2.5 times (or 250%) of the amount deposited in the contract, depending on the amount of time the contract is in force and adherence to certain fund allocations.
     At December 31, 2003 and 2002, the guaranteed value of these death benefits in excess of account values was estimated to be $2.46 billion and $4.07 billion, respectively, net of reinsurance. The decrease in this estimate between periods is attributable to improved equity markets during 2003. In both periods, approximately two-thirds of this exposure is related to the return of deposits guarantee, while the remaining one-third is attributable to a death benefit guarantee greater than the original deposits. In addition to reinsurance for these benefits, we entered into various derivative instruments during 2003 that were intended to offset a portion of 2003 expected death benefit payments and the risk on all future death claims on new business issued on January 1, 2003 and later, and any payments of GMABs.
     We estimate the present value of expected future payments for GMDBs for the next 40 quarters to be approximately $145 million at December 31, 2003 compared to $264 million at December 31, 2002. In order to calculate this estimate, we considered the current guarantees outstanding for all contracts that contain GMDBs, the expected fund performance and the assumptions and methodology we use for DAC amortization. The decrease in this estimate at December 31, 2003 is primarily attributable to the equity market improvement during the year. We also estimate the effect on expected future GMDB payments in the event of extreme adverse market conditions. In the event of an immediate decline in account values of 10% due to equity market declines, payments for guaranteed death benefits at December 31, 2003 would increase by an estimated $18 million during the next year. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee. Also, our actual payment experience in the future may not be consistent with the assumptions used in the model.
     Included among the GMIB contracts we have sold are contracts that provide the contractholder with the right to annuitize based on the highest account value at any anniversary date or on a guaranteed earnings rate based on the initial account value over the specified period. The guaranteed benefit feature was first offered in certain of our GMIB products beginning in 1998, with guaranteed benefits available for election by the contractholders beginning in 2008.
     We estimate the present value of expected future payments for GMIBs for the next 40 years to be approximately $15 million at December 31, 2003 compared to $16 million at December 31, 2002. In calculating this estimate we considered the current mix of guarantees outstanding, expected fund performance and the assumptions and methodology we use for DAC amortization. The decrease in 2003 is primarily due to improved equity markets in 2003, partially offset by the fact that contractholders are one year closer to being eligible to annuitize. We also estimate the effect on our expected future GMIB payments in the event of extreme adverse market conditions. In the event of an immediate decline of 10% in contractholders' account values as of December 31, 2003 due to equity market declines, there would be no immediate effect on our earnings or cash flow, since these benefits are not payable until at least 2008. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee. As of December 31, 2003 we do not have a reserve established for the GMDBs or GMIBs; however, this will change with the adoption of Statement of Position 03-01 in 2004. See Note 2 of the consolidated financial statements for a discussion of this pending accounting change.
     Additional sales of variable annuity contracts will increase our equity risk because of these benefits. An increase in the equity markets above the December 31, 2003 level will increase account values for these contracts, thereby decreasing the risk of the GMDBs, GMIBs, and GMABs being utilized in the future. Likewise, a decrease in the equity markets that causes a decrease in the account values will increase our equity risk because of these benefits.
     In addition to our GMDB and GMIB equity risk, at December 31, 2003 and 2002 we had approximately $1.55 billion and $1.36 billion, respectively, in equity-indexed annuity liabilities that provide customers with guaranteed crediting rates based on the price of the S&P 500. We hedge the equity risk associated with these liabilities through the purchase and sale of equity-indexed options, futures, swap futures, and eurodollar futures, maintaining risk within specified value-at-risk limits.
     We are also exposed to equity risk in DAC. Fluctuations in the value of the variable annuity and life contract account values due to the equity market affect DAC amortization, because the expected fee income and guaranteed benefits payable are components of the EGP for variable life and annuity contracts. For a more detailed discussion of DAC, see Note 2 to the consolidated financial statements and the Application of Critical Accounting Policies section of the MD&A.

FOREIGN CURRENCY EXCHANGE RATE RISK is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity and real estate investments. We also have funding agreement programs and a small amount of fixed income securities that are denominated in foreign currencies, but we use derivatives to hedge the foreign currency risk of these funding agreements and securities.
     At December 31, 2003, we had approximately $0.7 million in foreign currency denominated equity securities, compared to $2 million at December 31, 2002.
     Based upon the information and assumptions we used at December 31, 2003, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates that we are exposed to would decrease the value of our foreign currency denominated instruments by approximately $0.1 million, compared with an estimated $0.2 million decrease at December 31, 2002. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure at December 31, 2003 is diversified across 10 countries, comparable to 11 countries at December 31, 2002. Our largest individual currency exchange exposures at December 31, 2003 were to the French franc (56%) and the British pound (32%). The largest individual currency exchange exposures at December 31, 2002 were to the French franc (53%) and the British pound (26%). Our primary regional exposure is to Western Europe, approximately 97% at December 31, 2003, compared to 98% at December 31, 2002.
     The modeling technique we use to report our currency exposure does not take into account correlation among foreign currency exchange rates. Even though we believe it is very unlikely that all of the foreign currency exchange rates that we are exposed to would simultaneously decrease by 10%, we nonetheless stress test our portfolio under this and other hypothetical extreme adverse market scenarios. Our actual experience may differ from these results because of assumptions we have used or because significant liquidity and market events could occur that we did not foresee.

CAPITAL RESOURCES AND LIQUIDITY

     CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes the Company's capital resources at December 31.

(IN MILLIONS)

                                                       2003       2002       2001
                                                     --------   --------   --------
Redeemable preferred stock                           $     82   $     93   $     90
Common stock, retained income and other
shareholder's equity items                              5,294      5,217      4,670
Accumulated other comprehensive income                  1,053      1,052        637
                                                     --------   --------   --------
  Total shareholder's equity                         $  6,429   $  6,362   $  5,397
                                                     ========   ========   ========

     SHAREHOLDER'S EQUITY increased in 2003 when compared to 2002, as net income was partially offset by dividends paid to AIC. The balance of redeemable preferred stock declined during 2003 due to the reduction of investment by a strategic alliance partner.
     Shareholder's equity increased in 2002 compared to 2001 due to an increase in net unrealized capital gains, additional capital paid-in and retained income.
     In 2002, AIC contributed $350 million of capital to maintain our statutory surplus and risk-based capital measures at management's target levels. The need for additional capital was driven primarily by the impact of realized capital losses, new business growth and statutory reserves required for variable annuity GMDBs and GMIBs.
     DEBT of $45 million as of December 31, 2003 reflects the impact of the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46"), which required us to consolidate the debt of a previously unconsolidated investment security. Although we were required to consolidate this security, we have no legal ownership of the assets and no obligation to repay the debt. Moody's and Standard and Poor's have apprised us that the debt associated with this consolidation will be excluded for analytical purposes from the ratio of debt to shareholder's equity for ratings considerations. For more information about FIN 46 see Note 2 of the Consolidated Financial Statements. As of December 31, 2002, we had no outstanding debt.
     We have an inter-company loan agreement with the Corporation whereby the amount of inter-company loans available is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the inter-company loan agreement at December 31, 2003 or 2002.

     FINANCIAL RATINGS AND STRENGTH The following table summarizes the Company's financial strength ratings at December 31, 2003.

          RATING AGENCY                                  RATING
          -------------                                  ------
          Moody's Investors Service, Inc.                Aa2 ("Excellent")
          Standard & Poor's Ratings Services             AA ("Very Strong")
          A.M. Best Company, Inc.                        A+ ("Superior")

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. In February 2004, A.M. Best revised the outlook to stable from positive for our insurance financial strength ratings and certain rated subsidiaries and affiliates.
     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for assessing RBC. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2003, our RBC and RBC for each of our insurance company subsidiaries was above levels that would require regulatory actions.
     The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by insurance regulatory authorities. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined "usual ranges". Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The ratios of our insurance companies are within these ranges.

LIQUIDITY SOURCES AND USES Our potential sources of funds principally include the following activities.

          -  Receipt of insurance premiums
          -  Contractholder fund deposits
          -  Reinsurance recoveries
          -  Receipts of principal, interest and dividends on investments
          -  Sales of investments
          - Funds from investment repurchase agreements, securities lending, dollar roll and lines of credit agreements
          -  Inter-company loans and tax refunds/settlements
          -  Capital contributions from parent
          -  Dividends from subsidiaries

Our potential uses of funds principally include the following activities.

          - Payment of contract benefits, maturities, surrenders and withdrawals
          -  Reinsurance cessions and payments
          -  Operating costs and expenses
          -  Purchase of investments
          - Repayment of investment repurchase agreements, securities lending, dollar roll and lines of credit agreements
          -  Payment or repayment of inter-company loans
          -  Capital contributions to subsidiaries
          -  Dividends to parent

     As reflected in our Consolidated Statements of Cash Flows, lower operating cash flows in 2003 compared to 2002 are primarily attributable to a decline in mortality margin, partially offset by an increase in the investment margin. Cash flows in investing activities declined in 2003 as the investment of operating cash flows were offset by lower financing cash flow.
     Lower cash flow from financing activities during 2003 reflects an increase in maturities of institutional products and benefits and withdrawals from contractholders' accounts, partially offset by increased deposits received from contractholders. Higher cash provided by financing activities in 2002 reflects increased deposits received from contractholders. For quantification of the changes in contractholder funds, see page 15. A portion of our product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to surrender and withdrawal at the discretion of contractholders. The following table summarizes liabilities for these products by their contractual withdrawal provisions at December 31, 2003. Approximately 13.3% of these liabilities is subject to discretionary withdrawal without adjustment.

          (in millions)                                                  2003
                                                                      ----------
          Not subject to discretionary withdrawal                     $   10,953
          Subject to discretionary withdrawal with adjustments:
            Specified surrender charges(1)                                18,662
            Market value                                                   9,316
          Subject to discretionary withdrawal without adjustments          5,983
                                                                      ----------
          Total contractholder funds                                  $   44,914
                                                                      ==========

(1) Includes $9.34 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

     To ensure we have the appropriate levels of liquidity, we perform actuarial tests on the impact to cash flows of policy surrenders and other actions under various scenarios.
     As of December 31, 2003, the Company had $1.59 billion of putable funding agreements of varying lengths of putable periods ranging from seven to three hundred sixty five days. At December 31, 2003, the weighted average put period was 264 days.
     The Corporation has established external sources of short-term liquidity that include lines of credit, dollar rolls and repurchase agreements. In the aggregate, at December 31, 2003, these sources could provide over $2.3 billion of additional liquidity. For additional liquidity, we can issue new insurance contracts, incur additional debt and sell assets from our investment portfolio. The liquidity of the investment portfolio varies by type of investment. For example, $14.33 billion of privately placed corporate obligations that represent 23.8% of the investment portfolio, and $6.35 billion of mortgage loans that represent 10.6% of the investment portfolio, generally are considered to be less liquid than many of our other types of investments, such as our U.S. government and agencies, municipal and public corporate fixed income security portfolios.
     We have access to additional borrowing to support liquidity through the Corporation as follows:

- A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2003, there were no borrowings outstanding; however, the outstanding balance fluctuates daily.

- Two primary credit facilities and one additional credit facility totaling $1.20 billion to cover short-term liquidity requirements. These consist of a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in the second quarter of 2004 and a $50 million one-year revolving line of credit expiring in the third quarter of 2004. The right to borrow under the five-year and 364-day facilities is subject to requirements that are customary for facilities of this size, type and purpose. These requirements are currently being met and we expect to continue to meet them in the future. There were no borrowings under any of these lines of credit during 2003. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

- The right of the Corporation to issue up to an additional $2.80 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the Securities and Exchange Commission ("SEC") in August 2003.

     Certain remote events and circumstances could constrain our or the Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in our financial strength ratings from Aa2/AA/A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of the Corporation's individually rated entities, and therefore a rating change in one entity could potentially affect the ratings of other related entities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS Our contractual obligations as of December 31, 2003 and the payments due by period are shown in the following table.

(IN MILLIONS)                                                 LESS
                                                              THAN                                         OVER 5
                                               TOTAL         1 YEAR        1-3 YEARS      4-5 YEARS        YEARS
                                           ------------   ------------   ------------   ------------   ------------
Securities Lending, Dollar Rolls, and
  Repurchase Agreements(1)                 $      1,585   $      1,585   $         --   $         --   $         --
Guaranteed Investment Contracts
("GICs") / Funding Agreements                     7,762          1,809          2,513          1,350          2,090
(non-putable)(2)
Funding Agreements
(putable/callable)(2)                             1,794            778          1,016             --             --
Payout Annuities/Structured
Settlements(3)                                   30,765            841          2,528          1,619         25,777
Long-term Debt                                       45             --             45             --             --
Operating Leases(4)                                   2              1              1             --             --
                                           ------------   ------------   ------------   ------------   ------------
Total Contractual Cash Obligations         $     41,953   $      5,014   $      6,103   $      2,969   $     27,867
                                           ============   ============   ============   ============   ============

(1) Securities lending, dollar rolls and repurchase transactions are typically fully collateralized with marketable securities. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business.
(2) The putable/callable funding agreement program as well as the non-putable funding agreement and GIC programs, are very closely asset/liability duration matched. Accordingly, we maintain assets with a sufficient market value to extinguish the liabilities in the normal course of business upon surrender or maturity of the related contracts.
(3) We closely manage the assets supporting payout annuities/structured settlement liabilities.
(4) Our payment obligations relating to operating leases are managed within the structure of our intermediate to long-term liquidity management program.

     The following is a distribution in U.S. Dollars of funding agreements (non-putable) by currency at December 31. All foreign currency denominated funding agreements have been swapped to U.S. Dollars.

          (IN MILLIONS)

                                                         2003           2002
                                                     ------------   ------------
          CURRENCY
          Australian Dollar                          $        152   $        152
          Swiss Franc                                         358            358
          Euro                                                 28             28
          British Pound                                       696            768
          Japanese Yen                                         85             85
          Singapore Dollar                                     42             42
          United States Dollar                              5,265          3,330
                                                     ------------   ------------
                                                     $      6,626   $      4,763
                                                     ============   ============

     Our contractual commitments as of December 31, 2003 and the payments due by period are shown in the following table.

(IN MILLIONS)                                              LESS THAN                        4-5           OVER 5
                                               TOTAL         1 YEAR        1-3 YEARS       YEARS          YEARS
                                           ------------   ------------   ------------   ------------   ------------
Other Commitments - Conditional(1)         $        115   $        115   $         --   $         --   $         --
Other Commitments - Unconditional(1)                119             15             34             64              6
                                           ------------   ------------   ------------   ------------   ------------
Total Commitments                          $        234   $        130   $         34   $         64   $          6
                                           ============   ============   ============   ============   ============

     (1) Represents investment commitments such as private placements and mortgage loans.

     We have agreements in place for services we conduct, generally at cost, between subsidiaries relating to insurance, reinsurance, loans and capitalization. All material inter-company transactions have appropriately been eliminated in consolidation. Inter-company transactions among insurance subsidiaries and affiliates have been approved by the appropriate departments of insurance as required.

REGULATION AND LEGAL PROCEEDINGS

REGULATION We are subject to changing social, economic and regulatory conditions. Recent state and federal regulatory initiatives and proceedings have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products or competing non-insurance products that may impact the relative desirability of various personal savings products and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on our business, if any, are uncertain.

LEGAL PROCEEDINGS We are involved in various legal and regulatory actions that have an effect on specific aspects of our business. Like other members of the insurance industry, we are the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts. For a detailed description of these actions, see Note 11 to the consolidated financial statements.

PENDING ACCOUNTING STANDARDS

     As of December 31, 2003, there are several pending and proposed accounting standards that we have not implemented either because the standard has not been finalized or the implementation date has not yet occurred. These standards include Statement of Position 03-01, FASB Staff Position No. FAS 106-1 and Emerging Issues Task Force Topic number 03-01. For a discussion of these pending and proposed standards, see Note 2 of the consolidated financial statements. Based on our interpretation and application of Statement of Position 03-01, we estimate that upon adoption on January 1, 2004, it will impact our Consolidated Statements of Operations and Comprehensive Income in the range of $150 million to $200 million. However, the effect of implementing certain accounting standards on our financial results and financial condition is often based in part on market conditions at the time of implementation of the standard and other factors we are unable to determine prior to implementation. For this reason, we are sometimes unable to estimate the effect of certain pending accounting standards until the relevant authoritative body finalizes these standards or until we implement them.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This document contains "forward-looking statements" that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.
     These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below) and in our public filings with the SEC.
     In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other financial services.

CHANGES IN RESERVE ESTIMATES MAY REDUCE PROFITABILITY
     Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review and revise our reserve estimates and if future experience differs from assumptions, adjustments to reserves may be required which could have a material adverse effect on our operating results and financial condition.

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS
     Our ability to manage the investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates on business. As interest rates decrease or remain at historically low levels, assets may be reinvested at lower yields, reducing investment margin. For example, during 2003 the average pre-tax investment yield for the portfolio declined to 6.0% from 6.7% in 2002. Lowering interest crediting rates can offset decreases in investment margin on some products. However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products in the financial segment could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when the segment's investment asset values are lower as a result of the increase in interest rates. Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

DECLINING EQUITY MARKETS MAY REDUCE BOTH SALES OF PRODUCTS AND INCOME FROM CONTRACT CHARGES AND MAY ADVERSELY AFFECT OPERATING RESULTS AND FINANCIAL CONDITION
     Conditions in the United States and international stock markets affect sales of variable annuities. Recent allegations of improper or illegal trading activities at large mutual fund complexes could affect the stock markets. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing separate accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned to decrease. In addition, it is possible that the assumptions and projections we use to establish prices for GMDB, GMIB and GMAB products, particularly assumptions and projections about investment performance, do not accurately reflect the level of costs that we will ultimately incur in providing those benefits, resulting in adverse margin trends. These factors may result in accelerated DAC amortization and require increases in reserves, which would reduce statutory capital and surplus and/or net income. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB by a proportional amount.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE PRODUCTS MAY HAVE AN ADVERSE EFFECT ON RESULTS THROUGH INCREASED AMORTIZATION OF DAC
     DAC related to interest-sensitive life, variable annuity and investment contracts is amortized in proportion to EGP over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our operating results and financial condition.

A LOSS OF KEY PRODUCT DISTRIBUTION RELATIONSHIPS COULD MATERIALLY AFFECT SALES
     Certain products are distributed under agreements with other members of the financial services industry that are not affiliated with us. Termination of one or more of these agreements due to, for example, a change in control of one of these distributors, could have a detrimental effect on sales. This risk may be heightened by the enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

CHANGES IN TAX LAWS MAY DECREASE SALES AND PROFITABILITY OF PRODUCTS
     Under current federal and state income tax law, certain products (primarily life insurance and annuities) we offer receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. One such proposal was enacted in May 2003 when President Bush signed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage of certain of our products as compared to competing products. Such proposals, if adopted, could have an adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE
     The insurance industry is highly competitive. Many of our competitors have well-established national reputations and market similar insurance products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, operating results or financial condition. In addition, we may face increased competition from banks. Until passage of the GLB Act, the ability of banks to engage in securities-related businesses was limited and banks were restricted from being affiliated with insurers. With the passage of the GLB Act, mergers that combine commercial banks, insurers and securities firms under one holding company are now permitted. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

CHANGING INTEREST RATES AND DECLINES IN CREDIT QUALITY MAY HAVE ADVERSE EFFECTS
     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities we hold more quickly than expected as they seek to refinance at lower rates. An increase in market interest rates could have an adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Increases in interest rates also may lead to an increase in policy loans, surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to derivative strategies not adequately addressing portfolio risks.

WE MAY SUFFER LOSSES FROM LITIGATION
     As is typical for a large insurance group, we are involved in litigation. Among other things, we, like other participants in the insurance industry, have been subject in recent years to an increasing volume of class action litigation challenging a range of industry practices. Our litigation exposure could result in a material adverse effect on our operating results and financial condition in a future period in the event of an unexpected adverse outcome or if additional reserves are required to be established for such litigation. For a description of our current material litigation matters, see Note 11 of the consolidated financial statements.

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH
     We are subject to extensive regulation by state insurance regulators. This regulation is focused on the protection of policyholders and not investors. In many cases, state regulations limit our ability to grow and improve the profitability of our business. Additionally, we have various entities registered under the federal securities laws as broker-dealers, investment advisers and/or investment companies. These entities are subject to the regulatory jurisdiction of the SEC, the National Association of Securities Dealers and, in some cases, state securities administrators. The laws regulating the securities products and activities are complex, numerous and subject to change. Further, in recent years, the state insurance regulatory framework has come under increased federal scrutiny, and proposals that would provide for optional federal chartering of insurance companies have been discussed by members of Congress. We can make no assurances as to whether further state or federal measures will be adopted to change the nature or scope of the regulation of the insurance industry or as to the effect that any such measures would have on us.

THE UNAVAILABILITY OF REINSURANCE MAY LIMIT OUR ABILITY TO WRITE NEW BUSINESS
     Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure or reduce our insurance writings.

REINSURANCE SUBJECTS US TO THE CREDIT RISK OF OUR REINSURERS AND MAY NOT BE ADEQUATE TO PROTECT US AGAINST LOSSES ARISING FROM CEDED INSURANCE
     The collectibility of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material adverse effect on our operating results and financial condition.

THE CONTINUED THREAT OF TERRORISM AND ONGOING MILITARY ACTIONS MAY ADVERSELY AFFECT THE LEVEL OF CLAIM EXPENSE WE INCUR AND THE VALUE OF OUR INVESTMENT PORTFOLIO
     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. In the event that a terrorist act occurs, we may be adversely affected, depending on the nature of the event. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available.

ANY DECREASE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION
     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally will have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a decline in the value of an insurer's investment portfolio or increased liabilities for variable contracts arising from additional GMDB, GMIB or GMAB exposure resulting from market declines. Currently, our insurance financial strength ratings and the ratings of AIC are Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively). Because these ratings are subject to periodic review, the continued retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, including the competitiveness and marketability of our product offerings, as well as our liquidity, operating results and financial condition.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FASB OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS
     Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results and financial condition. For a description of potential changes in accounting standards that could affect us currently, see Note 2 of the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required for Item 7A is incorporated by reference to the material under caption "Market Risk" in Part II, Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                            YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------
(IN MILLIONS)                                                          2003          2002          2001
                                                                    ----------    ----------    ----------
REVENUES
Premiums (net of reinsurance ceded of $418, $393 and $323)          $      959    $    1,023    $    1,046
Contract charges                                                           872           853           821
Net investment income                                                    3,082         2,978         2,833
Realized capital gains and losses                                          (84)         (422)         (207)
                                                                    ----------    ----------    ----------

                                                                         4,829         4,432         4,493

COSTS AND EXPENSES
Contract benefits (net of reinsurance recoverable of $336,
  $387 and $277)                                                         1,595         1,543         1,485
Interest credited to contractholder funds                                1,764         1,691         1,670
Amortization of deferred policy acquisition costs                          479           418           365
Operating costs and expenses                                               493           475           416
                                                                    ----------    ----------    ----------
                                                                         4,331         4,127         3,936

LOSS ON DISPOSITION OF OPERATIONS                                          (45)           (3)           (4)
                                                                    ----------    ----------    ----------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, AFTER-TAX             453           302           553
Income tax expense                                                         162            57           179
                                                                    ----------    ----------    ----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, AFTER-TAX                                                       291           245           374

Cumulative effect of change in accounting principle, after-tax             (13)            -            (6)
                                                                    ----------    ----------    ----------

NET INCOME                                                                 278           245           368
                                                                    ----------    ----------    ----------

OTHER COMPREHENSIVE INCOME, AFTER-TAX
Changes in:
  Unrealized net capital gains and losses and net gains
    and losses on derivative financial instruments                           1           416            76
  Unrealized foreign currency translation adjustments                        -            (1)            2
                                                                    ----------    ----------    ----------

OTHER COMPREHENSIVE INCOME, AFTER-TAX                                        1           415            78
                                                                    ----------    ----------    ----------

COMPREHENSIVE INCOME                                                $      279    $      660    $      446
                                                                    ==========    ==========    ==========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                         DECEMBER 31,
                                                                    -----------------------
                                                                       2003         2002
                                                                    ----------   ----------
(IN MILLIONS, EXCEPT PAR VALUE DATA)

ASSETS
Investments
    Fixed income securities, at fair value
      (amortized cost $48,401 and $41,723)                          $   51,578   $   44,805
    Mortgage loans                                                       6,354        5,883
    Equity securities                                                      164          183
    Short-term                                                             765          839
    Policy loans                                                           686          692
    Other                                                                  442          268
                                                                    ----------   ----------
   Total investments                                                    59,989       52,670

Cash                                                                       121          252
Deferred policy acquisition costs                                        3,202        2,915
Reinsurance recoverables, net                                            1,185        1,046
Accrued investment income                                                  567          534
Other assets                                                               323          304
Separate Accounts                                                       13,425       11,125
                                                                    ----------   ----------
  TOTAL ASSETS                                                      $   78,812   $   68,846
                                                                    ==========   ==========
LIABILITIES
Contractholder funds                                                $   44,914   $   38,858
Reserve for life-contingent contract benefits                           10,480        9,733
Unearned premiums                                                           32           24
Payable to affiliates, net                                                 114           80
Other liabilities and accrued expenses                                   2,594        1,956
Deferred income taxes                                                      779          708
Long-term debt                                                              45            -
Separate Accounts                                                       13,425       11,125
                                                                    ----------   ----------
  TOTAL LIABILITIES                                                     72,383       62,484
                                                                    ----------   ----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 7 AND 11)

SHAREHOLDER'S EQUITY
Redeemable preferred stock - series A, $100 par value,
  1,500,000 shares authorized, 815,460 and 930,650
  shares issued and outstanding                                             82           93
Common stock, $227 par value, 23,800 shares
  authorized and outstanding                                                 5            5
Additional capital paid-in                                               1,067        1,067
Retained income                                                          4,222        4,145
Accumulated other comprehensive income:
    Unrealized net capital gains and losses and net gains
      and losses on derivative financial instruments                     1,053        1,052
                                                                    ----------   ----------
  Total accumulated other comprehensive income                           1,053        1,052
                                                                    ----------   ----------
  TOTAL SHAREHOLDER'S EQUITY                                             6,429        6,362
                                                                    ----------   ----------
  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                        $   78,812   $   68,846
                                                                    ==========   ==========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                            YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------
(IN MILLIONS)                                                          2003          2002          2001
                                                                    ----------    ----------    ----------
REDEEMABLE PREFERRED STOCK - SERIES A
Balance, beginning of year                                          $       93    $      104    $       92
Issuance of stock                                                            -             5            15
Redemption of stock                                                        (11)          (16)           (3)
                                                                    ----------    ----------    ----------

Balance, end of year                                                        82            93           104
                                                                    ----------    ----------    ----------

REDEEMABLE PREFERRED STOCK - SERIES A SUBSCRIPTIONS RECEIVABLE               -             -           (14)
                                                                    ----------    ----------    ----------
REDEEMABLE PREFERRED STOCK - SERIES B
Balance, beginning of year                                                   -             -           117
Redemption of stock                                                          -             -          (117)
                                                                    ----------    ----------    ----------

Balance, end of year                                                         -             -             -
                                                                    ----------    ----------    ----------

COMMON STOCK                                                                 5             5             5

ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year                                               1,067           717           600
Capital contribution                                                         -           350           117
                                                                    ----------    ----------    ----------

Balance, end of year                                                     1,067         1,067           717
                                                                    ----------    ----------    ----------
RETAINED INCOME
Balance, beginning of year                                               4,145         3,948         3,752
Net income                                                                 278           245           368
Dividends                                                                 (201)          (48)         (172)
                                                                    ----------    ----------    ----------

Balance, end of year                                                     4,222         4,145         3,948
                                                                    ----------    ----------    ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                                               1,052           637           559
Change in unrealized net capital gains and losses and net gains
  and losses on derivative financial instruments                             1           416            76
Change in unrealized foreign currency translation adjustments                -            (1)            2
                                                                    ----------    ----------    ----------

Balance, end of year                                                     1,053         1,052           637
                                                                    ----------    ----------    ----------
TOTAL SHAREHOLDER'S EQUITY                                          $    6,429    $    6,362    $    5,397
                                                                    ==========    ==========    ==========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------
(IN MILLIONS)                                                          2003          2002          2001
                                                                    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $      278    $      245    $      368
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization and other non-cash items                                 (175)         (210)         (261)
    Realized capital gains and losses                                       84           422           207
    Loss on disposition of operations                                       45             3             4
    Cumulative effect of change in accounting for derivative
      and embedded derivative financial instruments                         13             -             6
   Interest credited to contractholder funds                             1,764         1,691         1,670
  Changes in:
      Contract benefit and other insurance reserves                         45           134            30
      Unearned premiums                                                      8             7           (31)
      Deferred policy acquisition costs                                   (253)         (249)         (272)
      Reinsurance recoverables                                            (141)         (122)         (137)
      Income taxes payable                                                   3           (85)           26
      Other operating assets and liabilities                                81           (66)          137
                                                                    ----------    ----------    ----------
          Net cash provided by operating activities                      1,752         1,770         1,747
                                                                    ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales
   Fixed income securities                                               8,158         6,224         6,552
   Equity securities                                                        80           129           533
Investment collections
   Fixed income securities                                               4,818         4,041         3,434
   Mortgage loans                                                          679           542           359
Investments purchases
   Fixed income securities                                             (19,225)      (16,155)      (14,173)
   Equity securities                                                       (47)         (149)         (311)
   Mortgage loans                                                       (1,146)         (916)       (1,456)
Acquisitions, net of cash received                                           -             -            67
Change in short-term investments, net                                      236          (425)          330
Change in other investments, net                                            14          (154)          (28)
                                                                    ----------    ----------    ----------
        Net cash used in investing activities                           (6,433)       (6,863)       (4,693)
                                                                    ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of redeemable preferred stock                         -            19             1
Redemption of redeemable preferred stock                                   (11)          (16)         (120)
Capital contribution                                                         -           350           117
Contractholder fund deposits                                             9,841         8,946         7,860
Contractholder fund withdrawals                                         (5,253)       (4,036)       (4,668)
Dividends paid                                                             (27)          (48)         (172)
                                                                    ----------    ----------    ----------
        Net cash provided by financing activities                        4,550         5,215         3,018
                                                                    ----------    ----------    ----------
NET (DECREASE) INCREASE IN CASH                                           (131)          122            72
CASH AT BEGINNING OF YEAR                                                  252           130            58
                                                                    ----------    ----------    ----------
CASH AT END OF YEAR                                                 $      121    $      252    $      130
                                                                    ==========    ==========    ==========

                 See notes to consolidated financial statements.

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

     To conform with the 2003 presentation, certain amounts in the prior years' consolidated financial statements and notes have been reclassified.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

     The Company offers a diversified portfolio of retail and institutional products to meet consumers' needs in the areas of financial protection, savings and retirement through a variety of distribution channels. Retail life insurance products include: term life, whole life, credit life, interest-sensitive life, variable life, variable universal life and single premium life. Other insurance products include long-term care, accidental death, hospital indemnity and credit disability. Savings products include fixed deferred annuities (including market value adjusted annuities, equity-indexed annuities and treasury-linked annuities), immediate annuities (including structured settlement annuities) and variable annuities. These products are sold through a variety of distribution channels including Allstate agencies, financial institutions and broker/dealers, independent agents (primarily master brokerage agencies), direct marketing and specialized brokers. The institutional product line consists primarily of funding agreements sold to variable interest entities that issue medium-term notes to institutional investors.

     The Company is authorized to sell its products in all 50 states, the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands. For 2003, the top geographic locations for statutory premiums and annuity considerations for the Company were Delaware, California, New York, Florida, and Pennsylvania. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for the Company.

     The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may result in an increased level of competition for sales of the Company's products. Furthermore, state and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Recent legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation, or permit the establishment, of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's financial position or ability to sell such products. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, mortgage-backed and asset-backed securities, and redeemable preferred stocks. Fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Periodic changes in fair values, net of deferred income taxes, certain deferred policy acquisition costs, and certain reserves for life-contingent contract benefits, are reflected as a component of other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections.

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

     Equity securities include common stocks, non-redeemable preferred stocks and limited partnership interests. Common stocks and non-redeemable preferred stocks had a carrying value of $83 million and $96 million, and cost of $79 million and $104 million at December 31, 2003 and 2002, respectively. Common stocks and non-redeemable preferred stocks are classified as available for sale and are carried at fair value if independent market quotations are available. If independent market quotations are not available, these securities are carried at cost. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income. Investments in limited partnership interests had a carrying value and cost of $81 million and $87 million at December 31, 2003 and 2002, respectively, and are accounted for in accordance with the equity method of accounting except for instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies, in which case, the Company applies the cost method of accounting.

     Policy loans are carried at unpaid principal balances. Other investments consist primarily of real estate investments, which are accounted for by the equity method if held for investment, or depreciated cost, net of valuation allowances, if the Company has an active plan to sell.

     Short-term investments are carried at cost or amortized cost that approximates fair value, and generally include the reinvestment of collateral received in connection with certain securities included in repurchase, resale and lending activities and derivative transactions. For these transactions, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to repay the collateral.

     Investment income consists primarily of interest and dividends, net investment income from partnership interests and income from certain derivative transactions. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income on mortgage-backed and asset-backed securities is determined using the effective yield method, based on estimated principal repayments. Interest income on certain beneficial interests in securitized financial assets is determined using the prospective yield method, based upon projections of expected future cash flows. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt. Income from investments in partnership interests, accounted for on the cost basis, is recognized upon receipt of amounts distributed by the partnerships as income.

     Realized capital gains and losses include gains and losses on investment dispositions, write-downs in value due to other than temporary declines in fair value and changes in the value of certain derivatives including related periodic and final settlements. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

     The Company writes down, to fair value, any fixed income or equity security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired.

DERIVATIVE AND EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS

     The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", as of January 1, 2001. The impact of SFAS No. 133 and SFAS No. 138 (the "statements") to the Company was a loss of $6 million, after-tax, and is reflected as a cumulative effect of change in accounting principle on the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2001.

     Derivative financial instruments include swaps, futures, options, interest rate caps and floors, warrants, certain forward contracts for purchases of to-be-announced ("TBA") mortgage securities, and certain investment risk transfer reinsurance agreements. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible and other fixed income securities, equity-indexed life and annuity contracts, certain variable life and annuity contracts and modified coinsurance contracts (see Note 7).

     All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The change in the fair value of derivatives embedded in assets and subject to bifurcation is reported in realized capital gains and losses. The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in life and annuity contract benefits or realized capital gains and losses.

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged item's or transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. For the years ended December 31, 2003, 2002 and 2001, the hedge ineffectiveness reported as realized capital gains and losses amounted to gains of $16 million, losses of $15 million and gains of $6 million, respectively.

     FAIR VALUE HEDGES The Company designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.

     For hedging instruments used in fair value hedges, when the hedged items are investment assets or a portion thereof, the change in the fair value of the derivatives is reported in net investment income, together with the change in the fair value of the hedged items. The change in the fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof are reported in life and annuity contract benefits, together with the change in the fair value of the hedged item. Accrued periodic settlements on swaps are reported together with the changes in fair value of the swaps in net investment income, life and annuity contract benefits or interest expense. The book value of the hedged asset or liability is adjusted for the change in the fair value of the hedged risk.

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

     For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged transaction affects net income or when the forecasted transaction affects net income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

     TERMINATION OF HEDGE ACCOUNTING If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset has become impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as a non-hedge, or for which the derivative has been terminated, the gain or loss recognized on the item being hedged and used to adjust the book value of the asset, liability or portion thereof is amortized over the remaining life of the hedged item to net investment income or life and annuity contract benefits, beginning in the period that hedge accounting is no longer applied. If the hedged item of a fair value hedge is an asset which has become impaired, the adjustment made to the book value of the asset is subject to the accounting policies applied to impaired assets. When a derivative financial instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income, beginning in the period hedge accounting is no longer applied or the derivative instrument is terminated. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative financial instrument used in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable, or if the cash flow hedge is no longer effective, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied.

     NON-HEDGE DERIVATIVE FINANCIAL INSTRUMENTS The Company also has certain derivatives that are used in interest rate, equity price and credit risk management strategies for which hedge accounting is not applied. These derivatives primarily consist of indexed instruments, certain interest rate swap agreements and financial futures contracts, interest rate cap and floor agreements, certain forward contracts for TBA mortgage securities and credit default swaps. Based upon the type of derivative instrument and strategy, the income statement effects of these derivatives are reported in a single line item, generally with results of the associated risk. Therefore, the derivatives' fair value gains and losses and accrued periodic settlements are recognized together in one of the following during the reporting period: net investment income, realized capital gains and losses, operating costs and expenses or life and annuity contract benefits.

SECURITY REPURCHASE AND RESALE AND SECURITIES LOANED

     Securities purchased under agreements to resell and securities sold under agreements to repurchase, including a mortgage dollar roll program, are treated as financing arrangements and the related obligations to return the collateral are carried at the amounts at which the securities will be subsequently resold or reacquired, including accrued interest, as specified in the respective agreements. The Company's policy is to take possession or control of securities purchased under agreements to resell. Assets to be repurchased are the same, or substantially the same, as the assets transferred and the transferor, through the right of substitution, maintains the right and ability to redeem the collateral on short notice. The market value of securities to be repurchased or resold is monitored, and additional collateral is obtained, where appropriate, to protect against credit exposure.

     Securities loaned are treated as financing arrangements and the collateral received is recorded in short-term investments, fixed income securities and other liabilities and accrued expenses. The Company obtains collateral in an amount equal to 102% of the fair value of securities. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary. Substantially all of the Company's securities loaned are on loan with large brokerage firms.

     Securities repurchase and resale agreements and securities lending transactions are used to generate net investment income. The cash received from repurchases and resale agreements also provide a source of liquidity. These instruments are short-term in nature (usually 30 days or less) and are collateralized principally by U.S. Government and mortgage-backed securities. The carrying values of these instruments approximate fair value because of their relatively short-term nature.

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

     Interest-sensitive life contracts, such as universal life and single premium life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and any amounts assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and early surrender. These revenues are recognized when assessed against the contractholder account balance. Life and annuity contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies, certain guaranteed investment contracts ("GICs") and funding agreements are considered investment contracts. Deposits received for such contracts are reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for contract administration and early surrender. These revenues are recognized when assessed against the contractholder account balance.

     Interest credited to contractholder funds represents interest accrued or paid for interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed annuities and indexed life products are based on a specified interest rate index, such as LIBOR, or an equity index, such as the S&P 500.

     Separate accounts products include variable annuities and variable life insurance contracts. The assets supporting these products are legally segregated and available only to settle separate accounts contract obligations. Deposits received are reported as separate accounts liabilities. Contract charges for these products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death benefits paid on variable annuity contracts.

DEFERRED POLICY ACQUISITION COSTS

     Costs that vary with and are primarily related to acquiring life insurance and investment business are deferred and recorded as deferred policy acquisition costs ("DAC"). These costs are principally agents' and brokers' remuneration, certain underwriting costs and direct mail solicitation expenses. All other acquisition expenses are charged to operations as incurred and included in operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income. DAC is periodically reviewed for recoverability and written down when necessary.

     For traditional life insurance and other premium paying contracts, such as immediate annuities with life contingencies and limited payment contracts, DAC is amortized in proportion to the estimated revenues on such business. Assumptions used in amortization of DAC and reserve calculations are determined based upon conditions as of the date of policy issue and are generally not revised during the life of the policy. Any deviations from projected business in force, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

     For internal exchanges of traditional life insurance and immediate annuities with life contingencies, the unamortized balance of costs previously deferred under the original contracts are charged to income. The new costs associated with the exchange are deferred and amortized to income.

     For interest-sensitive life, variable annuities and investment contracts, DAC is amortized in proportion to the incidence of the present value of estimated gross profits ("EGP") on such business over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years; however, estimates of customer surrender rates result in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of EGP. EGP consists of the following components: margins from mortality including guaranteed minimum death and income benefits; contract administration, surrender and other contract charges, less maintenance expenses; and investment margin, including realized capital gains and losses.

     DAC amortization for variable annuity and life contracts is significantly impacted by the return on the underlying funds. The Company's long-term expectation of separate accounts fund performance after fees is approximately 8%, which is consistent with its pricing assumptions. Whenever actual separate accounts fund performance based on the two most recent years varies from the 8% expectation, the Company projects performance levels over the next five years such that the mean return over that seven year period equals the long-term 8% expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC. In applying the reversion to the mean process, the Company does not allow the future rates of return after fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluates the utilization of this process to determine that it is reasonably possible that variable annuity and life fund performance will revert to the expected long-term mean within this time horizon.

     Changes in the amount or timing of the incidence of EGP result in adjustments to the cumulative amortization of DAC. All such adjustments are reflected in the current results of operations.

     The Company performs quarterly reviews of DAC recoverability for interest-sensitive life, variable annuities and investment contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs on the Consolidated Statements of Operations and Comprehensive Income.

     The cost assigned to the right to receive future cash flows from certain business purchased from other insurers is also classified as deferred policy acquisition costs in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the life of the contracts acquired. These costs are amortized as profits emerge over the life of the acquired business and are periodically evaluated for recoverability. Present value of future profits was $27 million and $63 million at December 31, 2003 and 2002, respectively. Amortization expense on present value of future profits was $36 million, $15 million and $16 million for the years ended December 31, 2003, 2002 and 2001, respectively.

REINSURANCE RECOVERABLE

     In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from reinsurers (see Note 9). The amounts reported in the Consolidated Statements of Financial Position include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on incurred losses that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contract. Insurance liabilities are reported gross of reinsurance recoverables. Prepaid reinsurance premiums are deferred and reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates reinsurers and amounts recoverable and establishes allowances for uncollectible reinsurance as appropriate.

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

SEPARATE ACCOUNTS

     The Company issues variable annuities, variable life insurance contracts and certain GICs, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the separate accounts. The assets of the separate accounts are carried at fair value. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Consolidated Statements of Operations and Comprehensive Income. Revenues to the Company from the separate accounts consist of contract charges for maintenance and administration services, mortality, early surrender and expenses and are reflected in contract charges. Deposits to the separate accounts are not included in consolidated cash flows.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives.

RESERVES FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits, which relates to traditional life insurance and immediate annuities with life contingencies, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 8. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

CONTRACTHOLDER FUNDS

     Contractholder funds arise from the issuance of interest-sensitive life policies and investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Detailed information on crediting rates and surrender and withdrawal provisions on contractholder funds are outlined in Note 8.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     Commitments to invest, commitments to purchase private placement securities, commitments to extend mortgage loans, financial guarantees and credit guarantees have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Consolidated Statements of Financial Position. The contractual amounts and fair values of these instruments are outlined in
Note 7.

ADOPTED ACCOUNTING STANDARDS

FASB INTERPRETATION NO.46 AND 46R, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46" AND "FIN 46R")

     In January 2003, the FASB issued FIN 46, which addressed whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A VIE is an entity in which the equity investors lack certain essential characteristics of a controlling financial interest or that lacks sufficient equity to finance its own activities without financial support provided by other entities. A company must consolidate a VIE if it has a variable interest that will absorb a majority of the expected losses if they occur, receive a majority of the entity's expected returns, or both.

     In December 2003, the FASB issued FIN 46R to clarify and revise a number of key elements of FIN 46 including the definition of a VIE and the treatment of fees paid to decision makers.

     The application of FIN 46 was required for VIEs created on or after February 1, 2003. For VIEs existing prior to that date, the effective date of the interpretation was delayed through the issuance of FASB Staff Position ("FSP") FIN 46-6, until the end of the first interim or annual period ending after December 15, 2003. However, the early adoption of FIN 46 was permitted for some or all of a reporting entity's affected VIEs. The adoption of FIN 46R is required by the end of the first reporting period ending after December 15, 2003 for VIEs considered to be special-purpose entities.

     The Company elected to adopt FIN 46 as of July 1, 2003 for its existing VIEs. The impact of adopting FIN 46 as of July 1, 2003 was as follows:

     - The Company issues funding agreements to a Special Purpose Entity ("SPE") (which is considered a VIE under FIN 46) used to issue Global Medium Term Notes ("GMTNs") to unrelated third parties. The GMTNs and certain equity interests issued by the SPE, to the extent they are exposed to all the risks and rewards of owning the funding agreements that collateralize the GMTNs, are considered variable interests in a VIE. Because the Company owns none of the variable interests issued by the VIE, it is not required to consolidate the VIE and will continue to classify funding agreements issued to the VIE as a component of contractholder funds.

     - Consistent with the GMTN program, the Company's Euro Medium Term Notes ("EMTNs") program no longer requires consolidation. The impact of deconsolidating the EMTNs was the recognition of the funding agreements issued to the VIE as a component of contractholder funds, which is consistent with the previous accounting for this program.

     - The Company was determined to be the primary beneficiary of a previously unconsolidated investment transaction considered to be a VIE under FIN
        46. Accordingly, the VIE was consolidated as of July 1, 2003. As a result of consolidating the investment transaction, the Company's consolidated balance sheet as of September 30, 2003 included $50 million of assets classified as investments and long-term debt of $44 million. The holders of the consolidated long-term debt have no recourse to the equity of the Company as the sole source of payment of the liabilities is the assets of the VIE.

     - The issuance of FIN 46R had no impact on the initial application of FIN 46 to the VIEs described above.

SFAS NO. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS NO. 149")

     In April 2003, the FASB issued SFAS No. 149, which amends, clarifies and codifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities under SFAS No. 133. While this statement applies primarily to certain derivative contracts and embedded derivatives entered into or modified after June 30, 2003, it also codifies conclusions previously reached by the FASB at various dates on certain implementation issues. The impact of adopting the provisions of the statement was not material to the Company's Consolidated Statements of Operations and Comprehensive Income or Financial Position.

DERIVATIVES IMPLEMENTATION GROUP STATEMENT 133 IMPLEMENTATION ISSUE NO. B36, "EMBEDDED DERIVATIVES: MODIFIED COINSURANCE ARRANGEMENTS AND DEBT INSTRUMENTS THAT INCORPORATE CREDIT RISK EXPOSURES THAT ARE UNRELATED OR ONLY PARTIALLY RELATED TO THE CREDITWORTHINESS OF THE OBLIGOR UNDER THOSE
INSTRUMENTS"("IMPLEMENTATION ISSUE B36")

     In April 2003, the FASB issued Implementation Issue B36, which became effective October 1, 2003. Implementation Issue B36 was applied to two of the Company's modified coinsurance agreements, and as a result, the embedded derivatives were bifurcated from the agreements and marked to market value at October 1, 2003. The effect of adopting Implementation Issue B36 was the recognition of a loss of $13 million, after-tax, which is reflected as a cumulative effect of a change in accounting principle on the Consolidated Statements of Operations and Comprehensive Income.

PENDING ACCOUNTING STANDARD

STATEMENT OF POSITION 03-01, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS" ("SOP NO. 03-01")

     In July 2003, the American Institute of Certified Public Accountants issued SOP 03-01, which applies to several of the Company's insurance products and product features. The effective date of the SOP is for fiscal years beginning after December 15, 2003. A provision of the SOP requires the establishment of reserves in addition to the account balance for contracts containing certain features that provide guaranteed death or other insurance benefits and guaranteed income benefits. These reserves are not currently established by the Company. Recently, the Company implemented new actuarial models that permitted determination of the estimated impact on the Consolidated Statements of Operations and Comprehensive Income. Based on the Company's application of the estimation methodologies set forth in the SOP, the estimated after-tax impact of adopting the SOP on the Consolidated Statements of Operations and Comprehensive Income, including the related impact on deferred acquisition costs, is in the range of $150 million to $200 million as of January 1, 2004, based on market conditions that existed at December 31, 2003.

PROPOSED ACCOUNTING STANDARD

EMERGING ISSUES TASK FORCE TOPIC NO. 03-01, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("EITF NO. 03-01")

     The Emerging Issues Task Force ("EITF") is currently deliberating EITF No. 03-01, which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under both SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stocks" ("APB No. 18"). The current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. In recent deliberations, the EITF discussed different models to assess whether impairment is other-than-temporary for different types of investments (e.g. SFAS No. 115 marketable equity securities, SFAS No. 115 debt securities, and equity and cost method investments subject to APB No. 18) and subsequently decided to use a unified model. Due to the uncertainty of the final model (or models) that may be adopted, the estimated impact to the Company's Consolidated Statements of Operations and Comprehensive Income and Financial Position is presently not determinable. In November 2003, the EITF reached a consensus with respect to certain disclosures effective for fiscal years ending after December 15, 2003. Quantitative and qualitative disclosures are required for fixed income and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115. The Company has included those disclosures at December 31, 2003 (see Note 6).

3.   ACQUISITIONS AND DISPOSITIONS

2003 DISPOSITIONS

     The Company announced its intention to exit the direct response distribution business. Based on its decision to sell the business, the Company recorded an estimated loss on the disposition of $44 million. An agreement was entered into with American Health and Life Insurance Company and Triton Insurance Company, subsidiaries of Citigroup Inc., to dispose of a portion of the direct response business. If approved by the state insurance departments, the transaction will be effective January 1, 2004.

2002 DISPOSITIONS

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

     The Company approved the disposal of its direct response long-term care business through a reinsurance transaction. As a result, the Company recognized a $3 million loss ($2 million after-tax) to reduce the carrying value of the long-term care business to its fair value.

2001 DISPOSITIONS

     The Company disposed of its operations in Indonesia through a sale and purchase agreement with The Prudential Assurance Company Limited ("Prudential"), where Prudential acquired the Company's holdings in Pt Asuransi Jiwa Allstate, Indonesia. The Company recognized a loss on the disposition of $4 million ($3 million after-tax) and a $4 million tax benefit, not previously recognized, attributable to the inception-to-date losses of the subsidiary. The tax benefit was reported as a reduction to the Company's income tax expense on the Consolidated Statements of Operations and Comprehensive Income.

2001 ACQUISITIONS

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

4.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $41 million, $98 million and $210 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     The adoption of FIN 46 resulted in the consolidation of one VIE causing increases in assets of $52 million and long-term debt of $45 million. See further discussion of the impacts of adopting FIN 46 in Note 2.

     In 2003, the Company paid $98 million in dividends of investment securities to AIC.

     Secured borrowing reinvestment transactions excluded from cash flows from investing activities in the Consolidated Statements of Cash Flows for the years ended December 31 are as follows:

     (IN MILLIONS)                                          2003        2002        2001
                                                          --------    --------    --------
     Purchases                                            $  2,757    $  2,096    $  8,128
     Sales                                                  (2,237)     (2,041)     (7,864)
     Collections                                                 -         (25)          -
     Net change in short-term investments                      150        (278)        130
                                                          --------    --------    --------
        Net purchases (sales)                             $    670    $   (248)   $    394
                                                          ========    ========    ========

     The Company acquired the assets of businesses in 2001 (see Note 3) using cash and by assuming liabilities. The following is a summary of the effects of these transactions on the Company's consolidated financial position for the year ended December 31, 2001.


       (IN MILLIONS)
       Fair value of assets acquired                        $   (275)
       Fair value of liabilities assumed                         342
                                                            --------
          Net cash received                                 $     67
                                                            ========

5.   RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company uses services performed by its affiliates, AIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs allocated to the Company (see Note 15), were $299 million, $238 million, and $208 million in 2003, 2002 and 2001, respectively. A portion of these expenses relate to the acquisition of business, which is deferred and amortized into income.

STRUCTURED SETTLEMENT ANNUITIES

     The Company issued $119 million, $133 million and $117 million of structured settlement annuities, a type of immediate annuity, in 2003, 2002 and 2001, respectively, at prices determined based upon interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC. Of these amounts, $21 million, $27 million and $38 million relate to structured settlement annuities with life contingencies and are included in premium income for 2003, 2002, and 2001, respectively. In most cases, these annuities were issued under a "qualified assignment," which means the Company assumed AIC's obligation to make the future payments.

     AIC issued surety bonds, in return for premiums of $531 thousand in 2001 to guarantee the payment of structured settlement benefits assumed (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company. In previous periods, the Company had entered into a General Indemnity Agreement pursuant to which it has indemnified AIC for any liabilities associated with the surety bonds and gives AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds. For contracts written on or after July 1, 2001, AIC no longer issues surety bonds to guarantee the payment of structured settlement benefits. Alternatively, ALIC guarantees the payment of structured settlement benefits on all contracts issued on or after July 1, 2001.

     Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $5.00 billion and $5.29 billion at December 31, 2003 and 2002, respectively.

BROKER/DEALER AGREEMENT

     The Company receives underwriting and distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker/dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. The Company incurred $38 million, $35 million and $30 million of commission and other distribution expenses for the years ending December 31, 2003, 2002 and 2001, respectively.

     ALIC received underwriting and distribution services from ADLLC, a broker/dealer company, for certain variable annuity contracts. Effective September 30, 2002, ALIC and Putnam terminated a joint venture agreement and ADLLC became a consolidated wholly owned subsidiary of ALIC as a result of ALIC's purchase of Putnam's 50% ownership therein. ALIC incurred $32 million and $80 million of commission and other distribution expenses from ADLLC for the years ending December 31, 2002 and 2001, respectively. Other distribution expenses included administrative, legal, financial management and sales support which ALIC provided to ADLLC, for which ALIC earned administration fees of $1 million and $1 million for the years ended December 31, 2002 and 2001, respectively. Other distribution expenses also included marketing expenses for subsidizing bonus interest crediting rates associated with ALIC's variable annuity dollar cost averaging program for which ADLLC reimbursed ALIC $1 million and $7 million for the years ended December 31, 2002 and 2001, respectively.

REINSURANCE TRANSACTIONS

     The Company has a coinsurance contract with Columbia Universal Life Insurance Company ("Columbia"), an affiliate of the Company, to assume 100% of fixed annuity business in force as of June 30, 2000 and new business as written. In addition, the Company has a modified coinsurance contract with Columbia to assume 100% of traditional life and accident and health business in force on the effective date of July 1, 2000 and new business as written. Both agreements are continuous but may be terminated by either party with 30 days notice, material breach by either party, or by Columbia in the event of the Company's non-payment of reinsurance amounts due. As of May 31, 2001, Columbia ceased issuing new contracts. During 2003, 2002 and 2001, the Company assumed $17 million, $19 million and $21 million, respectively, in premiums and contract charges from Columbia.

     The Company has a modified coinsurance contract with Allstate Reinsurance, Ltd. ("Allstate Re"), an affiliate of the Company, to cede 50% of certain fixed annuity business issued under a distribution agreement with PNC Bank NA. Under the terms of the contract, a trust has been established to provide protection for ceded liabilities. This agreement is continuous but may be terminated by either party with 60 days notice. During 2003, 2002 and 2001, the Company ceded $369 thousand, $329 thousand and $236 thousand, respectively, in contract charges to Allstate Re.

     The Company has a contract to assume 100% of all credit insurance written by AIC. This agreement is continuous but may be terminated by either party with 60 days notice. The Company assumed premiums from AIC in the amount of $2 million, $18 million and $29 million in 2003, 2002 and 2001, respectively.

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

     Effective January 1, 2003, Northbrook Life Insurance Company ("NLIC"), a wholly owned subsidiary of ALIC, was merged into ALIC to achieve future cost savings and operational efficiency. The merger had no impact on the Company's results of operations or financial position.

PREFERRED STOCK

     AIC guarantees the repayment of notes payable and the interest thereon issued to Morgan Stanley DW, Inc. under the terms of a distribution agreement with The Northbrook Corporation. The balance of the notes payable was $82 million at December 31, 2003.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (Note 12).

DEBT

     The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the intercompany loan agreement during the three years ended December 31, 2003. The Corporation uses commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

6.   INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                                       GROSS UNREALIZED
                                                          AMORTIZED   ------------------      FAIR
     (IN MILLIONS)                                          COST       GAINS     LOSSES       VALUE
                                                          ---------   --------   -------    ---------
     AT DECEMBER 31, 2003
     U.S. government and agencies                         $   2,519   $    688   $    (2)   $   3,205
     Municipal                                                1,675         60       (18)       1,717
     Corporate                                               28,866      2,115      (183)      30,798
     Foreign government                                       1,302        287         -        1,589
     Mortgage-backed securities                              10,540        269       (49)      10,760
     Asset-backed securities                                  3,423         46       (41)       3,428
     Redeemable preferred stock                                  76          6        (1)          81
                                                          ---------   --------   -------    ---------
        Total fixed income securities                     $  48,401   $  3,471   $  (294)   $  51,578
                                                          =========   ========   =======    =========
     AT DECEMBER 31, 2002
     U.S. government and agencies                         $   2,323   $    740   $     -    $   3,063
     Municipal                                                1,224         68        (3)       1,289
     Corporate                                               24,618      1,859      (342)      26,135
     Foreign government                                       1,090        269        (2)       1,357
     Mortgage-backed securities                               9,912        474        (8)      10,378
     Asset-backed securities                                  2,447         63       (37)       2,473
     Redeemable preferred stock                                 109          2        (1)         110
                                                          ---------   --------   -------    ---------
        Total fixed income securities                     $  41,723   $  3,475   $  (393)   $  44,805
                                                          =========   ========   =======    =========

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2003:

                                                          AMORTIZED     FAIR
     (IN MILLIONS)                                          COST        VALUE
                                                          ---------   ---------
     Due in one year or less                              $   1,461   $   1,492
     Due after one year through five years                    8,326       8,765
     Due after five years through ten years                  14,007      14,944
     Due after ten years                                     10,644      12,189
                                                          ---------   ---------
                                                             34,438      37,390
     Mortgage- and asset-backed securities                   13,963      14,188
                                                          ---------   ---------
         Total                                            $  48,401   $  51,578
                                                          =========   =========

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity.

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

     (IN MILLIONS)                                          2003        2002        2001
                                                          --------    --------    --------
     Fixed income securities                              $  2,875    $  2,736    $  2,536
     Mortgage loans                                            415         403         366
     Equity securities                                           8          17          23
     Other                                                    (121)        (68)         40
                                                          --------    --------    --------
       Investment income, before expense                     3,177       3,088       2,965
       Investment expense                                       95         110         132
                                                          --------    --------    --------
         Net investment income                            $  3,082    $  2,978    $  2,833
                                                          ========    ========    ========

     Net investment income from equity securities includes income from partnership interests of $7 million, $16 million and $15 million for the years ended December 31, 2003, 2002 and 2001, respectively.

REALIZED CAPITAL GAINS AND LOSSES, AFTER TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

     (IN MILLIONS)                                          2003        2002        2001
                                                          --------    --------    --------
     Fixed income securities                              $   (181)   $   (137)   $   (134)
     Equity securities                                         (10)         (9)          9
     Other investments                                         107        (276)        (82)
                                                          --------    --------    --------
       Realized capital gains and losses, pre-tax              (84)       (422)       (207)
       Income tax benefit                                       30         148          72
                                                          --------    --------    --------
         Realized capital gains and losses, after tax     $    (54)   $   (274)   $   (135)
                                                          ========    ========    ========

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

     (IN MILLIONS)                                          2003        2002        2001
                                                          --------    --------    --------
     Investment write-downs                               $   (178)   $   (309)   $   (150)
     Sales                                                      64         (97)          4
     Valuation of derivative instruments                        12         (36)        (64)
     Settlement of derivative instruments                       18          20           3
                                                          --------    --------    --------
     Realized capital gains and losses, pre-tax                (84)       (422)       (207)
     Income tax benefit                                         30         148          72
                                                          --------    --------    --------
     Realized capital gains and losses, after-tax         $    (54)   $   (274)   $   (135)
                                                          ========    ========    ========

     Excluding the effects of calls and prepayments, gross gains of $173 million, $137 million and $183 million and gross losses of $184 million, $327 million and $237 million were realized on sales of fixed income securities during

2003, 2002 and 2001, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses on fixed income, equity securities and derivative instruments included in accumulated other comprehensive income at December 31, 2003 are as follows:

                                                                                 GROSS UNREALIZED
                                                                      FAIR      ------------------    UNREALIZED
(IN MILLIONS)                                                         VALUE      GAINS     LOSSES     NET GAINS
                                                                    ---------   --------   -------    ----------
Fixed income securities                                             $  51,578   $  3,471   $  (294)   $    3,177
Equity securities                                                         164          4         -             4
Derivative instruments                                                     (2)         3        (5)           (2)
                                                                                                      ----------
  Total                                                                                                    3,179
Deferred income taxes, deferred policy acquisition costs,
  premium deficiency reserve and other                                                                    (2,126)
                                                                                                      ----------
Unrealized net capital gains and losses                                                               $    1,053
                                                                                                      ==========

     At December 31, 2002, equity securities had gross unrealized gains of $4 million and gross unrealized losses of $12 million.

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(IN MILLIONS)                                                                   2003         2002         2001
                                                                              --------    ----------    --------
Fixed income securities                                                       $     95    $    1,574    $    279
Equity securities                                                                   12           (13)        (43)
Derivative instruments                                                              (4)           (6)          8
                                                                              --------    ----------    --------
  Total                                                                            103         1,555         244
Deferred income taxes, deferred policy acquisition costs and other                (102)       (1,139)       (168)
                                                                              --------    ----------    --------
  Increase in unrealized net capital gains and losses                         $      1    $      416    $     76
                                                                              ========    ==========    ========

PORTFOLIO MONITORING

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

     The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

                                             LESS THAN 12 MONTHS                   12 MONTHS OR MORE
                                      ---------------------------------    ---------------------------------      TOTAL
                                      NUMBER OF     FAIR     UNREALIZED    NUMBER OF     FAIR     UNREALIZED    UNREALIZED
($ IN MILLIONS)                        ISSUES      VALUE       LOSSES       ISSUES      VALUE       LOSSES        LOSSES
                                      ---------   --------   ----------    ---------   --------   ----------    ----------
Fixed income securities
  U.S. government and agencies               10   $     58   $       (2)           -   $      -   $        -    $       (2)
  Municipal                                  56        406          (18)           -          -            -           (18)
  Corporate                                 302      3,697         (136)          76        670          (47)         (183)
  Foreign government                          6         50            -            -          -            -             -
  Mortgage-backed securities                204      2,903          (48)          40         83           (1)          (49)
  Asset-backed securities                    64        732          (15)          38        269          (26)          (41)
  Redeemable preferred stock                  3         20           (1)           -          -            -            (1)
                                      ---------   --------   ----------    ---------   --------   ----------    ----------
  Total                                     645   $  7,866   $     (220)         154   $  1,022   $      (74)   $     (294)
                                      =========   ========   ==========    =========   ========   ==========    ==========

     The above table includes $220 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Of the $220 million, $198 million relate to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a Moody's equivalent rating of Aaa, Aa, A or Baa; a Standard & Poor's ("S&P") equivalent rating of AAA, AA, A or BBB; or a comparable internal rating. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer and sector related credit spreads since the securities were acquired.

     The remaining $74 million of unrealized losses relate to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost. Of the $74 million, $23 million relate to investment grade fixed income securities and $51 million relate to below investment grade fixed income securities. Of these amounts $10 million and $26 million, respectively, had been in an unrealized loss position for a period of twelve months or more as of December 31, 2003. $13 million of the unrealized losses from below investment grade securities are airline industry issues. The securities comprising the $74 million of unrealized losses were evaluated considering factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent's bankruptcy.

     As of December 31, 2003, the Company had the intent and ability to hold these investments for a period of time sufficient for them to recover in value.

MORTGAGE LOAN IMPAIRMENT

     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     The net carrying value of impaired loans at December 31, 2003 and 2002 was comprised of loans in foreclosure and delinquent loans of $4 million and $11 million, respectively. There were no restructured loans at December 31, 2003 and 2002. No valuation allowances were established for impaired loans because the impaired loans are collateral dependent loans and the fair value of the collateral was greater than the recorded investment in the loans.

     Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise the cash basis is used. For impaired loans that have been restructured, interest is accrued based on the principal amount at the adjusted interest rate. The Company recognized interest income of $2 million on impaired loans during 2003 and $1 million during both 2002 and 2001. The average balance of impaired loans was $23 million, $16 million and $27 million during 2003, 2002 and 2001, respectively.

     There were no valuation allowances for mortgage loans at December 31, 2003 and 2002. Direct write-downs of mortgage loan gross carrying amounts were $3 million and $5 million in 2003 and 2002. There were no direct write-downs of mortgage loans in 2001. There were no net reductions to mortgage loans valuation allowances in 2003. For the years ended December 31, 2002 and 2001, net reductions to mortgage loan valuation allowances were $5 million and $300 thousand, respectively.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND PORTFOLIOS

     The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represents more than 5% of the portfolio at December 31, 2003:

     (% OF MUNICIPAL BOND PORTFOLIO CARRYING VALUE)                       2003      2002
                                                                         ------    ------
     California                                                            23.5%     27.2%
     Illinois                                                              10.8       3.7
     Texas                                                                 10.2      13.0
     Pennsylvania                                                           5.9       7.2
     New York                                                               5.2       9.4

INVESTMENT CONCENTRATION FOR COMMERCIAL MORTGAGE PORTFOLIOS AND OTHER INVESTMENT INFORMATION

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5% of the portfolio at December 31, 2003:

     (% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)                  2003      2002
                                                                         ------    ------
     California                                                            14.3%     14.7%
     Illinois                                                               9.3       7.8
     Texas                                                                  7.9       7.3
     New Jersey                                                             6.2       6.5
     Florida                                                                5.7       6.7
     Pennsylvania                                                           5.6       6.0
     Georgia                                                                5.6       4.3
     New York                                                               5.2       5.6

     The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

     (% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)                  2003      2002
                                                                         ------    ------
     Office buildings                                                      31.7%     33.6%
     Warehouse                                                             24.4      20.8
     Retail                                                                22.0      19.5
     Apartment complex                                                     17.6      19.0
     Industrial                                                             1.6       1.8
     Other                                                                  2.7       5.3
                                                                          -----     -----
                                                                          100.0%    100.0%
                                                                          =====     =====

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2003 for loans that were not in foreclosure are as follows:

                                                                              NUMBER OF   CARRYING
     ($ IN MILLIONS)                                                            LOANS       VALUE    PERCENT
                                                                              ---------   --------   -------
     2004                                                                            22   $    239       3.8%
     2005                                                                            64        474       7.5
     2006                                                                            92        723      11.4
     2007                                                                           102        828      13.0
     2008                                                                            99        759      11.9
     Thereafter                                                                     503      3,331      52.4
                                                                              ---------   --------   -------
       Total                                                                        882   $  6,354     100.0%
                                                                              =========   ========   =======

     In 2003, $234 million of commercial mortgage loans were contractually due. Of these, 97% were paid as due and 3% were refinanced at prevailing market terms. None were foreclosed or in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

     Included in fixed income securities are below investment grade assets totaling $3.69 billion and $3.66 billion at December 31, 2003 and 2002, respectively.

     At December 31, 2003, the carrying value of investments, excluding equity securities, that were non-income producing during 2003 was $13 million.

     At December 31, 2003, fixed income securities with a carrying value of $70 million were on deposit with regulatory authorities as required by law.

SECURITIES LENDING

     The Company participates in securities lending programs, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. At December 31, 2003 and 2002, fixed income securities with a carrying value of $949 million and $1.04 billion, respectively, were on loan under these agreements. In return, the

Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $4 million, $5 million and $6 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

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

FINANCIAL ASSETS

     The carrying value and fair value of financial assets at December 31 are as follows:

                                                                  2003                    2002
                                                          ---------------------   ---------------------
                                                          CARRYING      FAIR      CARRYING      FAIR
     (IN MILLIONS)                                          VALUE       VALUE       VALUE       VALUE
                                                          ---------   ---------   ---------   ---------
     Fixed income securities                              $  51,578   $  51,578   $  44,805   $  44,805
     Mortgage loans                                           6,354       6,737       5,883       6,398
     Equity securities                                          164         164         183         183
     Short-term investments                                     765         765         839         839
     Policy loans                                               686         686         692         692
     Separate Accounts                                       13,425      13,425      11,125      11,125

     Fair values of publicly traded fixed income securities are based upon quoted market prices or dealer quotes. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models, which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs, or independent third party pricing sources. Equity securities are valued based principally on quoted market prices. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of less than one year whose carrying values are deemed to approximate fair value. The carrying value of policy loans is deemed to approximate fair value. Separate accounts assets are carried in the Consolidated Statements of Financial Position at fair value based on quoted market prices.

FINANCIAL LIABILITIES

     The carrying value and fair value of financial liabilities at December 31 are as follows:

                                                                  2003                    2002
                                                          ---------------------   ---------------------
                                                          CARRYING      FAIR      CARRYING      FAIR
     (IN MILLIONS)                                          VALUE       VALUE       VALUE       VALUE
                                                          ---------   ---------   ---------   ---------
     Contractholder funds on investment contracts         $  38,365   $  36,974   $  32,781   $  32,175
     Long-term debt                                              45          45           -           -
     Security repurchase agreements                           1,918       1,918       1,236       1,236
     Separate Accounts                                       13,425      13,425      11,125      11,125

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered to be financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies, GICs and funding agreements are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at market value in the consolidated financial statements.

     The fair value of long-term debt is determined using discounted cash flow calculations. Security repurchase agreements are valued at carrying value due to their short-term nature. Separate accounts liabilities are carried at the fair value of the underlying assets.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company primarily uses derivative financial instruments to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk) and in conjunction with asset/liability management. The Company does not buy, sell or hold these instruments for trading purposes.

     The following table summarizes the notional amounts, fair value and carrying value of the Company's derivative financial instruments at December 31, 2003:

                                                                                                CARRYING         CARRYING
                                                                     NOTIONAL       FAIR         VALUE            VALUE
(IN MILLIONS)                                                         AMOUNT      VALUE (1)    ASSETS (1)    (LIABILITIES) (1)
                                                                    ----------   ----------    ----------    ----------------
INTEREST RATE CONTRACTS
Interest rate swap agreements                                       $   10,423   $     (220)   $      (90)   $            (130)
Financial futures contracts                                                678           (1)            -                   (1)
Interest rate cap and floor agreements                                   4,675           84            54                   30
                                                                    ----------   ----------    ----------    -----------------
     Total interest rate contracts                                      15,776         (137)          (36)                (101)
                                                                    ----------   ----------    ----------    -----------------
EQUITY AND INDEX CONTRACTS
Options, financial futures, and warrants                                   829            -             3                   (3)
                                                                    ----------   ----------    ----------    -----------------
FOREIGN CURRENCY CONTRACTS
Foreign currency swap agreements                                         1,689          454           436                   18
Foreign currency futures contracts                                           5            -             -                    -
                                                                    ----------   ----------    ----------    -----------------
Total foreign currency contracts                                         1,694          454           436                   18
EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS
Conversion options in fixed income securities                              429          147           147                    -
Equity-indexed options in life and annuity product contracts             1,297            9             -                    9
Forward starting options in annuity product contracts                    1,464           (2)            -                   (2)
Put options in variable product contracts                                   19            -             -                    -
Credit default swaps agreements                                             48           (1)           (1)                   -
                                                                    ----------   ----------    ----------    -----------------
     Total embedded derivative financial instruments                     3,257          153           146                    7
                                                                    ----------   ----------    ----------    -----------------
OTHER DERIVATIVE FINANCIAL INSTRUMENTS
Synthetic guaranteed investment contracts                                    1            -             -                    -
Reinsurance of guaranteed minimum income
  annuitization options in variable contracts                               34           28            28                    -
Forward contracts for TBA mortgage securities                              156           (1)            -                   (1)
                                                                    ----------   ----------    ----------    -----------------
  Total other derivative financial instruments                             191           27            28                   (1)
                                                                    ----------   ----------    ----------    -----------------
Total derivative financial instruments                              $   21,747   $      497    $      577    $             (80)
                                                                    ==========   ==========    ==========    =================

----------
(1) Carrying value include the effects of legally enforceable master netting agreements. Fair value and carrying value of the assets and liabilities exclude accrued periodic settlements, which are reported in accrued investment income.

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2002:

                                                                                                CARRYING         CARRYING
                                                                     NOTIONAL       FAIR         VALUE            VALUE
(IN MILLIONS)                                                         AMOUNT      VALUE (1)    ASSETS (1)    (LIABILITIES) (1)
                                                                    ----------   ----------    ----------    -----------------
INTEREST RATE CONTRACTS
Interest rate swap agreements                                       $    9,091   $     (307)   $      (42)   $            (265)
Financial futures contracts                                                384            -             -                    -
Interest rate cap and floor agreements                                   1,581           44             9                   35
                                                                    ----------   ----------    ----------    -----------------
     Total interest rate contracts                                      11,056         (263)          (33)                (230)
                                                                    ----------   ----------    ----------    -----------------
EQUITY AND INDEX CONTRACTS
Options, financial futures, and warrants                                 1,099            5            10                   (5)
                                                                    ----------   ----------    ----------    -----------------
FOREIGN CURRENCY CONTRACTS
Foreign currency swap agreements                                         1,762          285           259                   26
Foreign currency futures                                                    11            -             -                    -
                                                                    ----------   ----------    ----------    -----------------
     Total foreign currency contracts                                    1,773          285           259                   26
                                                                    ----------   ----------    ----------    -----------------
EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS
Conversion options in fixed income securities                              480          122           122                    -
Equity-indexed options in life and annuity product contracts             1,119           32             -                   32
Forward starting options in annuity product contracts                    1,363           (3)            -                   (3)
Put options in variable product contracts                                   48            -             -                    -
Credit default swaps agreements                                             25           (2)           (2)                   -
                                                                    ----------   ----------    ----------    -----------------
     Total embedded derivative financial instruments                     3,035          149           120                   29
                                                                    ----------   ----------    ----------    -----------------
OTHER DERIVATIVE FINANCIAL INSTRUMENTS
Synthetic guaranteed investment contracts                                    6            -             -                    -
Reinsurance of guaranteed minimum income
  annuitization options in variable contracts                               32           29            29                    -
Forward contracts for TBA mortgage securities                                -            -             -                    -
                                                                    ----------   ----------    ----------    -----------------
  Total other derivative financial instruments                              38           29            29                    -
                                                                    ----------   ----------    ----------    -----------------
Total derivative financial instruments                              $   17,001   $      205    $      385    $            (180)
                                                                    ==========   ==========    ==========    =================

----------
(1) Carrying value include the effects of legally enforceable master netting agreements. Fair value and carrying value of the assets and liabilities exclude accrued periodic settlements, which are reported in accrued investment income.

     The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements, and are not representative of the potential for gain or loss on these agreements.

     Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. For exchange traded derivative contracts, the fair value is based on dealer or exchange quotes. The fair value of non-exchange traded derivative contracts, including embedded derivative financial instruments subject to bifurcation, is based on either independent third party pricing sources or widely accepted pricing and valuation models which use independent third party data as inputs.

     The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company uses master netting agreements for over-the-counter derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor and credit default swap agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2003, counterparties pledged $333 million in cash to the Company under these agreements. To date, the Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any associated potential credit risk.

     Credit exposure represents the Company's potential loss if all of the counterparties failed to perform under the contractual terms of the contracts and all collateral, if any, became worthless. This exposure is measured by the fair value of freestanding derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of master netting agreements.

     The following table summarizes the counterparty credit exposure by counterparty credit rating at December 31, as it relates to interest rate swap, currency swap, interest rate cap, interest rate floor and credit default swap agreements.

($ IN MILLIONS)

                                     2003                                                2002
             ---------------------------------------------------   --------------------------------------------------
             NUMBER OF                               EXPOSURE,     NUMBER OF                              EXPOSURE,
             COUNTER-    NOTIONAL      CREDIT         NET OF        COUNTER-    NOTIONAL     CREDIT        NET OF
RATING (1)    PARTIES     AMOUNT     EXPOSURE(2)   COLLATERAL(2)    PARTIES     AMOUNT    EXPOSURE(2)   COLLATERAL(2)
----------   ---------   ---------   -----------   -------------   ---------   --------   -----------   -------------
   AAA               2   $   1,819   $         -   $           -           2   $  1,530   $         -   $           -
   AA                2       1,600           146              22           2      1,399            91              24
   AA-               4       4,539            19              19           5      3,209             -               -
   A+                6       6,783           233              25           6      5,580           135              10
    A                2       2,067             1               1           1        716             -               -
             ---------   ---------   -----------   -------------   ---------   --------   -----------   -------------
  Total             16   $  16,808   $       399   $          67          16   $ 12,434   $       226   $          34
             =========   =========   ===========   =============   =========   ========   ===========   =============

----------
(1)  Rating is the lower of Standard & Poor's or Moody's ratings.
(2) For each counterparty, only over-the-counter derivatives with a net positive market value are included.

     Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions. To limit the risk, the Company's senior management has established risk control limits. In addition, changes in fair value of the derivative financial instruments that the Company uses for risk management purposes are generally offset by the change in the fair value or cash flows of the hedged risk component of the related assets, liabilities or forecasted transactions.

     The Company reclassified pretax net losses of $756 thousand and $259 thousand related to cash flow hedges to net income from accumulated other comprehensive income during 2003 and 2002, respectively. An estimated $1 million of pretax net gains will be released from accumulated other comprehensive income to net income during 2004.

     The following table presents information about the nature and accounting treatment of the Company's primary derivative instruments. Included in the table is a description of the individual derivative instruments, the risk management strategies to which they relate, and the financial statement reporting for the derivative instruments in the Company's consolidated financial statements as of and for the periods ending December 31, 2003 and 2002. Amounts reported are in millions on a pre-tax basis.

                                                                                   ASSET / (LIABILITY)       INCOME / (EXPENSE)
                                 DESCRIPTION, RISK MANAGEMENT STRATEGY AND         ------------------------------------------------
   INSTRUMENT                          FINANCIAL STATEMENT REPORTING                 2003      2002       2003      2002      2001
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE
CONTRACTS:
  INTEREST RATE     DESCRIPTION
  SWAP AGREEMENTS   Swap agreements are contracts that periodically exchange the difference between two designated sets of cash flows, (fixed to variable rate, variable to fixed rate, or variable to
                    variable rate) based upon designated market rates or rate
                    indices and a notional amount. Master netting agreements are used to minimize credit risk. In addition, when applicable, parties are required to post collateral. As of December 31,
                    2003, the Company pledged to counterparties $0.4 million of securities as collateral for over-the-counter instruments.
                    RISK MANAGEMENT STRATEGY
                    Primarily used to change the interest rate characteristics of existing assets or liabilities to facilitate
                    asset-liability management.
                    STATEMENT OF FINANCIAL POSITION
                    -    Fair values are reported as follows:
                         -    Other investments.                                   $    (90) $     (42)
                         -    Other liabilities and accrued expenses.                  (130)      (265)
                    -    When hedge accounting is applied, the carrying values
                         of the hedged items are adjusted for changes in the
                         fair value of the hedged risks.  The fair value of
                         hedged risks are reported as follows:
                         -    Fixed income securities.                                  295        409
                         -    Mortgage loans.                                            56         62
                         -    Contractholder funds.                                    (103)      (141)
                    STATEMENT OF OPERATIONS
                    -    For hedge accounting, changes in fair value of the
                         instruments are matched together with changes in fair
                         value of the hedged risks and are reported as follows:
                         -    Net investment income.                                                    $    100  $   (390) $   (93)
                         -    Life and annuity contract benefits.                                            (38)       94       47
                    -    Hedge ineffectiveness is reported as realized capital
                         gains and losses.                                                                     9       (15)       6
                    -    When hedge accounting is not applied, changes in fair
                         value of the instruments and the periodic accrual and
                         settlements are reported in realized capital gains and
                         losses.                                                                               2        55       (2)
                    ---------------------------------------------------------------------------------------------------------------
FINANCIAL           DESCRIPTION
FUTURES             Financial futures contracts are commitments to purchase or
CONTRACTS           sell designated financial instruments at a future date for a specified price or yield. These contracts are traded on
                    organized exchanges and cash settle on a daily basis. The
                    exchange requires margin deposits as well as daily cash
                    settlements of margin. As of December 31, 2003, the Company pledged margin deposits in the form of marketable securities totaling $7 million.
                    RISK MANAGEMENT STRATEGIES
                    Generally used to manage interest rate risk related to fixed income securities and certain annuity contracts. Financial futures are also used to reduce interest rate risk related to forecasted purchases and sales of marketable investment securities.
                    STATEMENT OF FINANCIAL POSITION
                    Fair values are reported as follows:                           $      -  $       -
                         -    Other investments.                                         (1)         -
                         -    Other liabilities and accrued expenses.
                    STATEMENT OF OPERATIONS
                    Under non-hedge accounting, changes in fair value of the
                    instruments, some of which are recognized through daily cash settlements, are classified consistent with the risks being
                    economically hedged and are reported as follows:                                    $     10  $     (2) $    (3)
                         -    Realized capital gains and losses.                                               -        (1)       -
                         -    Life and annuity contract benefits.
                    ---------------------------------------------------------------------------------------------------------------

                                                                                   ASSET / (LIABILITY)       INCOME / (EXPENSE)
                                 DESCRIPTION, RISK MANAGEMENT STRATEGY AND         ------------------------------------------------
   INSTRUMENT                          FINANCIAL STATEMENT REPORTING                 2003      2002       2003      2002      2001
-----------------------------------------------------------------------------------------------------------------------------------
  INTEREST RATE     DESCRIPTION
  CAP AND           In exchange for a premium, these derivative contracts
  FLOOR             provide the holder with the right to receive at a future
  AGREEMENTS        date, the amount, if any, by which a specified market
                    interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional amount.
                    RISK MANAGEMENT STRATEGIES
                    Used to reduce exposure to rising or falling interest rates relative to certain existing assets and liabilities in
                    conjunction with asset-liability management.
                    STATEMENT OF FINANCIAL POSITION
                    Fair values are reported as follows:
                         -    Other investments.                                   $     54  $       9
                         -    Other liabilities and accrued expenses.                    30         35
                    STATEMENT OF OPERATIONS
                    Under non-hedge accounting, changes in fair value of the
                    instruments and the periodic accruals and settlements are
                    reported in realized capital gains and losses.                                      $    (20) $     (5) $    (1)
-----------------------------------------------------------------------------------------------------------------------------------
EQUITY AND
INDEX
CONTRACTS:
  OPTIONS,          DESCRIPTION
  FINANCIAL         These indexed derivative instruments provide returns at
  FUTURES, AND      specified or optional dates based upon a specified index
  WARRANTS          applied to the instrument's notional amount. Index futures are traded on organized exchanges and cash settle on a daily basis. The exchange requires margin deposits as well as
                    daily cash settlements of margin. The Company pledged $35
                    million of securities in the form of margin deposits as of
                    December 31, 2003.
                    RISK MANAGEMENT STRATEGIES
                    Indexed instruments are primarily used to reduce the market risk associated with certain annuity and deferred
                    compensation liability contracts.
                    STATEMENT OF FINANCIAL POSITION
                    Fair values are reported as follows:
                         -    Equity securities                                    $      2  $       8
                         -    Other investments.                                          1          2
                         -    Other liabilities and accrued expenses.                    (3)        (5)
                    STATEMENT OF OPERATIONS
                    Under non-hedge accounting, changes in fair values of the
                    instruments, some of which are recognized through daily cash settlements, are classified on one line consistent with the risk being economically hedged and reported as follows:
                         -    Life and annuity contract benefits.                                       $     80  $    (66) $   (56)
                         -    Realized capital gains and losses.                                               1         1        -
-----------------------------------------------------------------------------------------------------------------------------------
FOREIGN
CURRENCY
CONTRACTS:
  FOREIGN           DESCRIPTION
  CURRENCY          These derivative contracts involve the periodic exchange of
  SWAP              consideration based on relative changes in two designated
  AGREEMENTS        currencies and, if applicable, differences between fixed
                    rate and variable cash flows or two different variable cash flows, all based on a pre-determined notional amount.
                    RISK MANAGEMENT STRATEGIES
                    These agreements are entered into primarily to manage the
                    foreign currency risk associated with issuing foreign
                    currency denominated funding agreements. In addition to
                    hedging foreign currency risk, they may also change the
                    interest rate characteristics of the funding agreements for asset-liability management purposes.
                    STATEMENT OF FINANCIAL POSITION
                    -    Fair values are reported as follows:
                         -    Other investments.                                   $    436  $     259
                         -    Other liabilities and accrued expenses.                    18         26
                    -    Since hedge accounting is applied, the carrying value
                         of the hedged item, contractholder funds, is adjusted
                         for changes in the fair value of the hedged risk.             (447)      (285)
                    STATEMENT OF OPERATIONS
                    -    Under hedge accounting, changes in fair value of the
                         instruments are matched together with the changes in
                         fair values of the hedged risks and are reported in
                         life and annuity contract benefits.                                            $    171  $    263  $    22
                    -    Hedge ineffectiveness is reported in realized capital
                         gains and losses.                                                                     7         -        -
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                   ASSET / (LIABILITY)       INCOME / (EXPENSE)
                                 DESCRIPTION, RISK MANAGEMENT STRATEGY AND         ------------------------------------------------
  INSTRUMENT                           FINANCIAL STATEMENT REPORTING                 2003      2002       2003      2002      2001
-----------------------------------------------------------------------------------------------------------------------------------
CONVERSION          DESCRIPTION
OPTIONS IN          These securities have embedded options, which provide the
FIXED INCOME        Company with the right to convert the instrument into a
SECURITIES          predetermined number of shares of common stock. Securities owned and subject to bifurcation include convertible bonds and convertible redeemable preferred stocks.
                    STATEMENT OF FINANCIAL POSITION
                    Fair value is reported together with the host contracts in
                    fixed income securities.                                       $    147  $     122
                    STATEMENT OF OPERATIONS
                    Changes in fair value are reported in realized capital gains
                    and losses.                                                                         $     22  $    (55) $   (70)
-----------------------------------------------------------------------------------------------------------------------------------
OTHER               STATEMENT OF FINANCIAL POSITION
DERIVATIVES         -    Fair values are reported as follows:
                         -    Fixed income securities.                             $     (1) $      (2)
                         -    Other assets.                                              28         29
                         -    Contractholder funds.                                     (21)         -
                    STATEMENT OF OPERATIONS
                    -    Changes in fair value are reported as follows:
                         -    Realized capital gains and losses.                                        $     (2) $     (1) $    (1)
                         -    Life and annuity contract benefits.                                            (26)       86      (32)
-----------------------------------------------------------------------------------------------------------------------------------

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

                                                                2003                   2002
                                                        --------------------    --------------------
                                                        CONTRACTUAL    FAIR     CONTRACTUAL    FAIR
(IN MILLIONS)                                             AMOUNT       VALUE      AMOUNT       VALUE
                                                        -----------    -----    -----------   ------
Commitments to invest                                   $       118    $   -    $        51   $    -
Private placement commitments                                    43        -             69        -
Commitments to extend mortgage loans                             67        1             62        1
Credit guarantees                                                87        -             29       (1)

     Except for credit guarantees, the contractual amounts represent the amount at risk if the contract is fully drawn upon, the counterparty defaults and the value of any underlying security becomes worthless. Unless noted otherwise, the Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

     Commitments to invest generally represent commitments to acquire financial interests or instruments. The Company enters into these agreements to allow for additional participation in certain limited partnership investments. Because the equity investments in the limited partnerships are not actively traded, it is not practical to estimate the fair value of these commitments.

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

     Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters these agreements to commit to future loan fundings at a predetermined interest rate. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend mortgage loans, which are secured by the underlying properties, are valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers.

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

     In the event of bankruptcy or other default of the referenced entities, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is the fair value of the subject fixed income securities, which totaled $87 million at December 31, 2003. The Company includes the impact of credit guarantees in its analysis of credit risk, and the referenced credits were current to their contractual terms at December 31, 2003.

8.   RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

     (IN MILLIONS)                                                         2003        2002
                                                                         ---------   --------
     Immediate annuities:
       Structured settlement annuities                                   $   5,989   $  5,683
       Other immediate annuities                                             2,376      2,138
     Traditional Life                                                        1,822      1,692
     Other                                                                     293        220
                                                                         ---------   --------
     Total reserve for life-contingent contract benefits                 $  10,480   $  9,733
                                                                         =========   ========

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

                                                                         INTEREST             ESTIMATION
          PRODUCT                          MORTALITY                       RATE                 METHOD
--------------------------------   -----------------------------    -----------------    ---------------------
Structured settlement annuities    U.S. population with             Interest rate        Present value of
                                   projected calendar year          assumptions range    contractually
                                   improvements; age setbacks       from 5.5% to 11.7%   specified future
                                   for impaired lives grading to                         benefits
                                   standard

Other immediate annuities          1983 group annuity mortality     Interest rate        Present value of
                                   table                            assumptions range    expected future
                                                                    from 1.9% to 11.5%   benefits based on
                                                                                         historical experience

Traditional life                   Actual company experience        Interest rate        Net level premium
                                   plus loading                     assumptions range    reserve method
                                                                    from 4.0% to 11.3%   using the
                                                                                         Company's
                                                                                         withdrawal
                                                                                         experience rates

Other                              Actual company experience                             Unearned premium;
                                   plus loading                                          additional contract
                                                                                         reserves as for
                                                                                         traditional life

     To the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $932 million and $797 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2003 and 2002, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

     At December 31, contractholder funds consists of the following:

(IN MILLIONS)                                           2003         2002
                                                     ----------   ----------
Interest-sensitive life                              $    6,459   $    6,037
Investment contracts:
  Fixed annuities                                        28,524       23,781
  Guaranteed investment contracts                         1,066        1,903
  Funding agreements                                      7,250        5,199
  Other investment contacts                               1,615        1,938
                                                     ----------   ----------
   Total contractholder funds                        $   44,914   $   38,858
                                                     ==========   ==========

     The following table highlights the key contract provisions that determine contractholder funds:

         PRODUCT                           INTEREST RATE                  WITHDRAWAL/SURRENDER CHARGES
-------------------------------   ----------------------------------   ------------------------------------------
Interest-sensitive life           Interest rates credited range        Either a percentage of account balance or
                                  from 2.0% to 7.25%                   dollar amount grading off generally over
                                                                       20 years

Fixed annuities                   Interest rates credited range        Either a declining or a level percentage
                                  from 1.3% to 10.2% for               charge generally over nine years or less.
                                  immediate annuities and 0% to        Additionally, approximately 25% of fixed
                                  15.5% for fixed annuities (which     annuities are subject to market value
                                  include equity-indexed annuities     adjustment for discretionary withdrawals.
                                  whose returns are indexed to the
                                  S&P 500)

Guaranteed investment contracts   Interest rates credited range        Generally not subject to discretionary
                                  from 2.95% to 8.45%                  withdrawal

Funding agreements                Interest rates credited range        Not applicable
                                  from 1.1% to 7.1% (excluding
                                  currency-swapped medium-term
                                  notes)

Other investment contracts        Interest rates credited range        Not applicable
                                  from 1.0% to 7.9%

     Contractholder funds include funding agreements sold to VIEs issuing medium-term notes. The VIEs, Allstate Life Funding, LLC and Allstate Life Global Funding II, are used exclusively for the Company's funding agreements supporting medium-term note programs.

     Contractholder funds activity for the years ended December 31 is as follows:

(IN MILLIONS)                                           2003         2002
                                                     ----------   ----------
Balance, beginning of year                           $   38,858   $   32,301
  Deposits                                                9,841        8,917
  Interest credited to contractholder funds               1,764        1,691
  Benefits and withdrawals                               (2,692)      (2,522)
  Maturities of institutional products                   (2,163)      (1,056)
  Contract charges                                         (561)        (520)
  Transfers (to) from Separate Accounts                    (416)        (474)
  Fair value adjustments for institutional products         131          363
  Other adjustments                                         152          158
                                                     ----------   ----------
Balance, end of year                                 $   44,914   $   38,858
                                                     ==========   ==========

9.   REINSURANCE

     The Company reinsures certain of its risks to other insurers under yearly renewable term, coinsurance, and modified coinsurance agreements. These agreements result in the passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liability for contract benefits are not transferred to the assuming company and settlements are made on a net basis between the companies.

     For discussion of reinsurance agreements with related parties, see Note 5.

     The Company ceded 90%, 80% or 60% of the mortality risk on certain life policies, depending upon the issue year and product, to a pool of fourteen unaffiliated reinsurers. In November 1998, the Company began ceding mortality risk on new business in excess of $2 million per life for individual coverage. For business sold prior to November 1998, the Company ceded mortality risk in excess of $1 million per life for individual coverage. As of December 31, 2003, $176.91 billion of life insurance in force was ceded to other companies.

     The Company had a contract to assume 100% of all insurance written by Sears Life Insurance Company ("SLIC"). This agreement was terminated effective December 31, 2003. The Company assumed $85 million, $76 million and $64 million in premiums from SLIC for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     The Company has entered into reinsurance agreements in conjunction with the disposition of certain blocks of business.

     The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

(IN MILLIONS)                                                2003          2002          2001
                                                          ----------    ----------    ----------
PREMIUMS AND CONTRACT CHARGES
Direct                                                    $    2,140    $    2,150    $    2,085
Assumed
  Affiliate                                                       19            43            41
  Non-affiliate                                                   90            76            64
Ceded--non-affiliate                                            (418)         (393)         (323)
                                                          ----------    ----------    ----------
  Premiums and contract charges, net of reinsurance       $    1,831    $    1,876    $    1,867
                                                          ==========    ==========    ==========

     The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

(IN MILLIONS)                                                2003          2002          2001
                                                          ----------    ----------    ----------
CONTRACT BENEFITS
Direct                                                    $    1,880    $    1,881    $    1,693
Assumed
  Affiliate                                                        4            11            36
  Non-affiliate                                                   47            38            33
Ceded--non-affiliate                                            (336)         (387)         (277)
                                                          ----------    ----------    ----------
  Contract benefits, net of reinsurance                   $    1,595    $    1,543    $    1,485
                                                          ==========    ==========    ==========

     Reinsurance recoverables, net in the Company's Consolidated Statements of Financial Position were $1.19 billion and $1.05 billion, at December 31, 2003 and 2002, respectively. The reinsurance recoverable and reinsurance payable balances pertaining to related party reinsurance agreements were not material at December 31, 2003 and 2002. No single reinsurer has a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract.

10.  DEFERRED POLICY ACQUISITION COSTS

     Deferred policy acquisition costs for the years ended December 31 are as follows:

(IN MILLIONS)                                                2003          2002          2001
                                                          ----------    ----------    ----------
BALANCE, BEGINNING OF YEAR                                $    2,915    $    2,997    $    2,926
Acquisition costs deferred                                       732           666           637
Amortization charged to income                                  (479)         (418)         (365)
Effect of unrealized gains and losses                             34          (330)         (201)
                                                          ----------    ----------    ----------
BALANCE, END OF YEAR                                      $    3,202    $    2,915    $    2,997
                                                          ==========    ==========    ==========

     Amortization charged to income includes $46 million, $2 million and $17 million in 2003, 2002 and 2001, respectively, due to realized capital gains and losses.

11.  COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

     The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $2 million, $2 million and $3 million in 2003, 2002 and 2001, respectively.

     Minimum rental commitments under noncancelable operating leases with an initial or remaining term of more than one year as of December 31, 2003 are as follows:

(IN MILLIONS)

     2004                                      $       1
     2005                                              1
     2006                                              -
     2007                                              -
     2008                                              -
     Thereafter                                        -
                                               ---------
                                               $       2
                                               =========

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

GUARANTEES

     The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. Additionally, the Company has written credit default swaps that obligate the Company to make a payment upon the occurrence of specified credit events. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities and written credit default swaps, as measured by the par value and notional value, respectively, was $132 million at December 31, 2003. The obligations associated with these fixed income securities and written credit default swaps expire at various times during the next seven years.

     Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At December 31, 2003, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $306 million. The repayment guarantee expires April 30, 2006.

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

     Pursuant to their respective bylaws, the Company and its subsidiaries indemnify their respective directors, officers and other individuals serving at the request of the Company as a director or officer or in a similar capacity in another entity for liabilities and expenses arising from litigation in specified circumstances. Since these indemnifications are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

     The aggregate liability balance related to all guarantees was not material as of December 31, 2003.

REGULATION

     The Company is subject to changing social, economic and regulatory conditions. Recent state and federal regulatory initiatives and proceedings have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

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

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts. This litigation is based on a variety of issues including insurance and claim settlement practices. The outcome of these disputes is currently unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

12.  INCOME TAXES

     ALIC and its eligible domestic subsidiaries (the "Allstate Life Group") join with the Corporation (the "Allstate Group") in the filing of a consolidated federal income tax return and are party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Allstate Life Group pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Allstate Life Group in the consolidated federal income tax return. Effectively, this results in the Allstate Life Group's annual income tax provision being computed, with adjustments, as if the Allstate Life Group filed a separate return. Certain domestic subsidiaries are not eligible to join in the consolidated federal income tax return and file separate tax returns.

     The Internal Revenue Service ("IRS") has completed its review of the Corporation's federal income tax returns through the 1996 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

(IN MILLIONS)                                           2003         2002
                                                     ----------   ----------
DEFERRED ASSETS
Life and annuity reserves                            $      666   $      601
Other assets                                                150          185
                                                     ----------   ----------
  Total deferred assets                                     816          786
DEFERRED LIABILITIES
Deferred policy acquisition costs                        (1,003)        (938)
Unrealized net capital gains                               (567)        (566)
Other liabilities                                           (25)          10
                                                     ----------   ----------
  Total deferred liabilities                             (1,595)      (1,494)
                                                     ----------   ----------
   Net deferred liability                            $     (779)  $     (708)
                                                     ==========   ==========

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved. There were no valuation allowances on deferred tax assets at December 31, 2003 and 2002.

     The components of income tax expense for the years ended December 31 are as follows:

(IN MILLIONS)                                                2003          2002          2001
                                                          ----------    ----------    ----------
Current                                                   $       86    $      142    $      156
Deferred                                                          76           (85)           23
                                                          ----------    ----------    ----------
Total income tax expense                                  $      162    $       57    $      179
                                                          ==========    ==========    ==========

     The Company paid income taxes of $161 million, $116 million and $116 million in 2003, 2002 and 2001, respectively. The Company had a current income tax asset of $24 million and a current income tax liability of $50 million at December 31, 2003 and 2002, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                                             2003          2002          2001
                                                          ----------    ----------    ----------
Statutory federal income tax rate                               35.0%         35.0%         35.0%
Adjustment to prior year tax liabilities                         2.4         (12.9)            -
Dividends received deduction                                    (2.6)         (4.0)         (2.4)
Other                                                            1.1           0.9          (0.2)
                                                          ----------    ----------    ----------
  Effective income tax rate                                     35.9%         19.0%         32.4%
                                                          ==========    ==========    ==========

     Adjustments for prior year tax liabilities were an increase in expense of $11 million and a decrease in expense of $39 million in 2003 and 2002, respectively, which primarily resulted from Internal Revenue Service developments and reconciliation of deferred taxes.

     Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 2003, approximately $94 million, will result in federal income taxes payable of $33 million if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since 1983.

13.  CAPITAL STRUCTURE

DEBT OUTSTANDING

     The Company was determined to be the primary beneficiary of a previously unconsolidated structured investment security considered a VIE under FIN 46. As a result, the VIE was consolidated in 2003 resulting in an increase in debt of $45 million in the consolidated financial statements. The underlying debt of the structured investment security VIE is zero coupon and matures in 2007.

PREFERRED STOCK

     The Company has one series of non-voting, redeemable preferred stock. Redeemable preferred stock--Series A was issued to The Northbrook Corporation, a subsidiary of AIC, which is redeemable at the option of the Company at any time five years after the issuance date at a price of $100 per share plus cumulative accrued and unpaid dividends. If the Company is liquidated or dissolved, holders of the preferred stock will be entitled to payments of $100 per share plus cumulative accrued and unpaid dividends.

     For redeemable preferred stock--Series A, the Company's Board of Directors declares and pays a cash dividend from time to time, but not more frequently than quarterly. The dividend is based on the three month LIBOR rate. Dividends of $2 million, $3 million and $5 million were paid during 2003, 2002, and 2001, respectively. There were no accrued and unpaid dividends for Series A preferred stock at December 31, 2003.

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

     For redeemable preferred stock--Series B, cash dividends of 6.9% per annum were payable annually in arrears on the last business day of each year to the shareholder of record on the immediately preceding business day. Dividends of $8 million were paid during 2001.

14.  STATUTORY FINANCIAL INFORMATION

     The following table reconciles consolidated net income for the years ended December 31, and consolidated shareholder's equity at December 31, as reported herein in conformity with GAAP with total statutory net income and capital and surplus of ALIC and its insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                                     NET INCOME                    SHAREHOLDER'S EQUITY
                                                       --------------------------------------    ------------------------
(IN MILLIONS)                                             2003          2002          2001          2003          2002
                                                       ----------    ----------    ----------    ----------    ----------
Balance per GAAP                                       $      278    $      245    $      368    $    6,429    $    6,362
Undistributed net income of certain subsidiaries               (3)           18             7             -             -
Unrealized gain/loss on fixed income securities                 -             -             -        (3,253)       (3,082)
Deferred policy acquisition costs                            (250)         (248)         (291)       (3,202)       (2,915)
Deferred income taxes                                          75             7            18           980         1,325
Employee benefits                                              25             6             8            20           (18)
Reserves and non-admitted assets                              397            46           112         1,932         1,255
Separate Accounts                                               -             -             -           401           396
Other                                                          87            42             5           253           (78)
                                                       ----------    ----------    ----------    ----------    ----------
Balance per statutory accounting practices             $      609    $      116    $      227    $    3,560    $    3,245
                                                       ==========    ==========    ==========    ==========    ==========

     ALIC and each of its insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual ("Codification"), subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director.

DIVIDENDS

     The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements of ALIC, receipt of dividends from its subsidiaries and other relevant factors. The payment of shareholder dividends by ALIC to AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months.

     In the twelve-month period beginning January 1, 2003, ALIC paid dividends of $201 million, which was less than the maximum amount allowed under Illinois insurance law without the prior approval of the Illinois Department of Insurance ("IL DOI") based on 2002 formula amounts. Based on 2003 ALIC statutory net income, the maximum amount of dividends ALIC will be able to pay without prior IL DOI approval at a given point in time during 2004 is $551 million, less dividends paid during the preceding twelve months measured at that point in time.

RISK-BASED CAPITAL

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. At December 31, 2003, RBC for ALIC and each of its insurance subsidiaries was above levels that would require regulatory action.

15.  BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS

     Defined benefit pension plans, sponsored by AIC, cover most full-time employees, certain part-time employees and employee-agents. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. A cash balance formula was added to the Allstate Retirement Plan effective January 1, 2003. All eligible employees hired before August 1, 2002 were provided with a one-time opportunity to choose between the cash balance formula and the final average pay formula. The cash balance formula applies to all eligible employees hired after August 1, 2002. AIC's funding policy for the pension plans is to make annual contributions in accordance with regulations under the Internal Revenue Code and in accordance with generally accepted actuarial principles. The allocated cost to the Company included in net income for the pension plans in 2003 and 2002 was $22 million and $11 million, respectively, while the allocated benefit to the Company included in net income in 2001 was $1 million.

     AIC also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire. Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans in accordance with the plan's participation requirements. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC has the right to modify or terminate these plans. The allocated cost to the Company included in net income was $6 million, $6 million and $5 million for postretirement benefits other than pension plans in 2003, 2002 and 2001, respectively.

PROFIT SHARING PLANS

     Employees of AIC are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance. The Company's allocation of profit sharing expense from the Corporation was $13 million, $15 million, and $5 million in 2003, 2002 and 2001, respectively.

16.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

                                                  2003                          2002                          2001
                                        ---------------------------   ---------------------------   ---------------------------
(IN MILLIONS)                           PRETAX    TAX     AFTER-TAX   PRETAX    TAX     AFTER-TAX   PRETAX    TAX     AFTER-TAX
                                        ------   ------   ---------   ------   ------   ---------   ------   ------   ---------
UNREALIZED CAPITAL GAINS AND LOSSES
Unrealized holding gains (losses)
  arising during the period             $  (46)  $   16   $     (30)  $  167   $  (58)  $     109   $ (109)  $   38   $     (71)
Less: reclassification adjustment          (43)      15         (28)    (479)     168        (311)    (232)      81        (151)
                                        ------   ------   ---------   ------   ------   ---------   ------   ------   ---------
Unrealized net capital gains (losses)       (3)       1          (2)     646     (226)        420      123      (43)         80

Cumulative effect of change in
  accounting for derivative and
  embedded derivative financial
  instruments                                -        -           -        -        -           -       (1)       -          (1)
Net gains (losses) on derivatives
  arising during the period                  -        -           -       (6)       2          (4)      (1)       -          (1)
Less: reclassification adjustment
  for derivative instruments                (5)       2          (3)       -        -           -        4       (2)          2
                                        ------   ------   ---------   ------   ------   ---------   ------   ------   ---------
Net gains (losses) on derivative
  instruments                                5       (2)          3       (6)       2          (4)      (6)       2          (4)
                                        ------   ------   ---------   ------   ------   ---------   ------   ------   ---------
Unrealized net capital gains (losses)
  and net gains (losses) on derivative
  instruments                                2       (1)          1      640     (224)        416      117      (41)         76

UNREALIZED FOREIGN CURRENCY
  TRANSLATION ADJUSTMENTS                    -        -           -       (1)       -          (1)       3       (1)          2
                                        ------   ------   ---------   ------   ------   ---------   ------   ------   ---------
Other comprehensive income              $    2   $   (1)  $       1   $  639   $ (224)  $     415   $  120   $  (42)  $      78
                                        ======   ======   =========   ======   ======   =========   ======   ======   =========

17.  QUARTERLY RESULTS (UNAUDITED)

                                                 FIRST QUARTER       SECOND QUARTER      THIRD QUARTER       FOURTH QUARTER
                                              -------------------   -----------------  ------------------   -----------------
(IN MILLIONS)                                   2003       2002      2003      2002     2003       2002      2003      2002
                                              ---------   -------   -------   -------  -------   --------   --------  -------
Revenues                                      $   1,244   $ 1,069   $ 1,143   $ 1,193  $ 1,203   $  1,002   $  1,239  $ 1,168
Income before cumulative effect of
  change in accounting principle, after-tax          39        87        85       107      119          4         48       47
Net income                                           39        87        85       107      119          4         35       47

Independent Auditors' Report

TO THE BOARD OF DIRECTORS AND SHAREHOLDER
OF ALLSTATE LIFE INSURANCE COMPANY:

     We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2003 and 2002, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2003. Our audits also included Schedule I--Summary of Investments other than Investments in Related Parties, Schedule III--Supplementary Insurance Information, Schedule IV--Reinsurance, and Schedule V--Valuation and Qualifying Accounts. These consolidated financial statements and consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule I--Summary of Investments other than Investments in Related Parties, Schedule III--Supplementary Insurance Information, Schedule IV--Reinsurance, and Schedule V--Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, in 2003, the Company changed its method of accounting for embedded derivatives in modified coinsurance agreements and variable interest entities.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 4, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

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

     During the fiscal quarter ended December 31, 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted.

ITEM 11. EXECUTIVE COMPENSATION

     Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

(1), (2), (3), (4) AND (5)(II) DISCLOSURE OF FEES -

     The following fees have been, or will be, billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, for professional services rendered to Allstate Life Insurance Company for the fiscal years ending December 31, 2003 and December 31, 2002.

                                                   PERCENTAGE OF 2003 FEES
                                                    PRE-APPROVED BY THE
                                                   AUDIT COMMITTEE OF THE
                                      2003          ALLSTATE CORPORATION               2002
                                      ----         -----------------------             ----
Audit Fees (a)                     $  3,851,645             100%                   $  3,355,328
Audit Related Fees (b)                  247,680             100%                        663,861
Tax Fees (c)                             29,000             100%                         27,200
All Other Fees (d)                      148,506             100%                              -
   TOTAL FEES                      $  4,276,831             100%                   $  4,046,389

     (a) Fees for audits of annual financial statements including financial statements for the separate accounts, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents and review of documents filed with the Commission.
     (b) Audit related fees relate to professional services such as accounting consultations relating to new accounting standards, due diligence assistance and audits of non-consolidated entities (various trusts) and are set forth below.

                                                     2003           2002
                                                     ----           ----
         Due diligence                             $        -    $   479,861
         Audits of non-consolidated entities          179,000        184,000
         Compliance reviews                            68,680              -
                                                   ----------    -----------
                                                   $  247,680    $   663,861

     (c) Includes fees for tax compliance, consultation and planning
     (d) All other fees include professional fees for consulting services related to non-financial information technology.

(5)(i) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -

     The Audit Committee of The Allstate Corporation has established preapproval policies and procedures for itself and its consolidated subsidiaries, including the registrant. Those policies and procedures are incorporated into this Item 14.(5)(i) by reference to Appendix D to The Allstate Corporation's Notice of Annual Meeting and Proxy Statement dated March 26, 2004. The Board of Directors of the registrant has recently formed an Audit Committee, which will be responsible for these matters in the future as they relate to the registrant and its subsidiaries.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following Consolidated Financial Statements, Notes Thereto and Independent Auditors' Report of Allstate Life Insurance Company are included in Item 8.

            Consolidated Statements of Operations and Comprehensive Income Consolidated Statements of Financial Position
            Consolidated Statements of Shareholder's Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements
            Independent Auditors' Report

     (a)(2) The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

            Schedules required to be filed under the provisions of Regulation S-X Article 7:

            Schedule I - Summary of Investment Other than Investments in Related Parties        S-1
            Schedule III - Supplementary Insurance Information                                  S-2
            Schedule IV - Reinsurance                                                           S-3
            Schedule V - Valuation and Qualifying Accounts                                      S-4

            All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     (a)(3) The following is a list of the exhibits filed as part of this Form 10-K. The SEC File Number for the exhibits incorporated by reference is 0-31248 except as otherwise noted.

        EXHIBIT NO.                        DOCUMENT DESCRIPTION
        -----------  ------------------------------------------------------------------
          3(i)       Articles of Amendment to the Articles of Incorporation of
                     Allstate Life Insurance Company dated December 29, 1999.
                     Incorporated herein by reference to Exhibit 3.1 to Allstate Life
                     Insurance Company's Form 10 filed on April 24, 2002.

          3(ii)      By-Laws of Allstate Life Insurance Company, Amended and
                     Restated June 28, 2000. Incorporated herein by reference to
                     Exhibit 3.2 to Allstate Life Insurance Company's Form 10 filed on
                     April 24, 2002.

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

          10.5       Service Agreement between Lincoln Benefit Life Company and Allstate
                     Financial Services, LLC (f/k/a Laughlin Group Advisors, Inc. and LSA
                     Securities, Inc.) effective April 1, 1998. Incorporated herein by reference to Exhibit 10.3 to Lincoln Benefit Life Company's Quarterly
                     Report on Form 10-Q for quarter ended June 30, 2002
                     (SEC File No. 333-59765)

          10.6       Selling Agreement between Allstate Life Insurance Company, ALFS, Inc.
                     (f/k/a Allstate Life Financial Services, Inc.) and Allstate Financial
                     Services, LLC (f/k/a LSA Securities, Inc.) effective July 26, 1999.

          10.7       Selling Agreement between Allstate Life Insurance Company of New York,
                     ALFS, Inc. and Allstate Financial Services, LLC effective May 17, 2001.

          10.8       Selling Agreement between Lincoln Benefit Life Company, ALFS, Inc. (f/k/a
                     Allstate Life Financial Services, Inc.) and Allstate Financial Services, LLC
                     (f/k/a LSA Securities, Inc.) effective August 2, 1999.

          10.9       Marketing Coordination and Administrative Services Agreement among
                     Allstate Insurance Company, Allstate Life Insurance Company and
                     Allstate Financial Services, LLC effective January 1, 2003.

         10.10       Cost Sharing Agreement between Allstate Life Insurance Company and
                     Allstate Reinsurance Ltd. effective October 12, 2000. Incorporated herein by reference to Exhibit 10.27 to Allstate Life Insurance
                     Company's Form 10 filed on April 24, 2002.

         10.11       Investment Management Agreement and Amendment to Certain Service
                     and Expense Agreements Among Allstate Investments, LLC and
                     Allstate Insurance Company and The Allstate Corporation and
                     Certain Affiliates effective as of January 1, 2002. Incorporated herein by reference to Exhibit 10.28 to Allstate Life Insurance
                     Company's Form 10 filed on April 24, 2002.

         10.12       Investment Advisory Agreement by and between Allstate Insurance
                     Company and Intramerica Life Insurance Company effective July 1,
                     1999. Incorporated herein by reference to Exhibit 10.29 to
                     Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

         10.13       Assignment and Assumption Agreement dated as of January 1, 2002 among Allstate Insurance Company, Allstate Investments, LLC and
                     Intramerica Life Insurance Company. Incorporated herein by reference to Exhibit 10.30 to Allstate Life Insurance Company's
                     Form 10 filed on April 24, 2002.

         10.14       Investment Advisory Agreement and Amendment to Service Agreement
                     as of January 1, 2002 between Allstate Insurance Company, Allstate
                     Investments, LLC and Allstate Life Insurance Company of New York.
                     Incorporated herein by reference to Exhibit 10.31 to Allstate Life
                     Insurance Company's Form 10 filed on April 24, 2002.

         10.15       Cash Management Services Master Agreement between Allstate
                     Insurance Company and Allstate Bank (fka Allstate Federal Savings
                     Bank) dated March 16, 1999. Incorporated herein by reference to
                     Exhibit 10.32 to Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

         10.16       Amendment No. 1 to Cash Management Services Master Agreement
                     effective January 5, 2001. Incorporated herein by reference to
                     Exhibit 10.33 to Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

         10.17       Agent Access Agreement among Allstate Insurance Company, Allstate Life
                     Insurance Company and Allstate Bank effective January 1, 2002.



          10.18      Form of Allstate Insurance Company Agreement of General Indemnity
                     executed by Allstate Life Insurance Company and Northbrook Life
                     Insurance Company dated November 27, 1987 and executed by Allstate
                     Settlement Corporation dated May 14, 1991. Incorporated herein by reference to Exhibit 10.34 to Allstate Life Insurance Company's
                     Form 10 filed on April 24, 2002.

          10.19      Stipulation to Allstate Insurance Company Agreement of General
                     Indemnity executed by Allstate Settlement Corporation.
                     Incorporated herein by reference to Exhibit 10.35 to Allstate Life
                     Insurance Company's Form 10 filed on April 24, 2002.

          10.20      Tax Sharing Agreement dated as of November 12, 1996 among The
                     Allstate Corporation and certain affiliates. Incorporated herein by reference to Exhibit 10.36 to Allstate Life Insurance Company's
                     Form 10 filed on April 24, 2002.

          10.21      Reinsurance Agreement between Allstate Insurance Company and
                     Allstate Life Insurance Company effective as of June 1, 1992.
                     Incorporated herein by reference to Exhibit 10.37 to Allstate Life
                     Insurance Company's Form 10 filed on April 24, 2002.

          10.22      Amendment to Reinsurance Agreement between Allstate Insurance
                     Company and Allstate Life Insurance Company, effective January 1,
                     1993. Incorporated herein by reference to Exhibit 10.38 to
                     Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

          10.23      Reinsurance Agreement between Columbia Universal Life Insurance
                     Company and Allstate Life Insurance Company, approved August 2000.
                     Incorporated herein by reference to Exhibit 10.39 to Allstate Life
                     Insurance Company's Form 10 filed on April 24, 2002.

          10.24      Reinsurance Agreement between Columbia Universal Life Insurance
                     Company and Allstate Life Insurance Company, approved July 2000.
                     Incorporated herein by reference to Exhibit 10.40 to Allstate Life
                     Insurance Company's Form 10 filed on April 24, 2002.

          10.25      Retrocession Agreement between Allstate Life Insurance Company and
                     Allstate Reinsurance, Ltd. Incorporated herein by reference to
                     Exhibit 10.41 to Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

          10.26      Amendment No. 1 to Retrocession Agreement between Allstate Life
                     Insurance Company and Allstate Reinsurance, Ltd. effective January
                     1, 1998. Incorporated herein by reference to Exhibit 10.42 to
                     Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

          10.27      Amendment No. 2 to Retrocession Agreement between Allstate Life
                     Insurance Company and Allstate Reinsurance, Ltd. Incorporated
                     herein by reference to Exhibit 10.43 to Allstate Life Insurance
                     Company's Form 10 filed on April 24, 2002.

          10.28      Amendment No. 3 to Retrocession Agreement between Allstate Life
                     Insurance Company and Allstate Reinsurance, Ltd. Incorporated
                     herein by reference to Exhibit 10.44 to Allstate Life Insurance
                     Company's Form 10 filed on April 24, 2002.

          10.29      Catastrophe Reinsurance Agreement between Allstate Life Insurance
                     Company and American Heritage Life Insurance Company effective July 1,
                     2003.

          23         Independent Auditors' Consent

          31.1       Rule 13a-14(a) Certification of Principal Executive Officer

          31.2       Rule 13a-14(a) Certification of Principal Financial Officer

          32         Section 1350 Certification

     (b)(1) No current reports on Form 8-K were filed during the fourth quarter of 2003.

     (c)(1) The exhibits are listed in Item 15 (a) (3) above.

     (d)(1) The financial statement schedules are listed in Item 15 (a) (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALLSTATE LIFE INSURANCE COMPANY
                                        (Registrant)

March 24, 2004                          /s/ Samuel H. Pilch
                                        --------------------
                                        By: Samuel H. Pilch
                                        (chief accounting officer and duly
                                        authorized officer of the registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                               DATE
----------------------------------------------------------------------------------------------
/s/Casey J. Sylla          Chairman of the Board, President and a Director      March 24, 2004
------------------------   (Principal Executive Officer)
Casey J. Sylla

/s/Steven E. Shebik        Senior Vice President, Chief Financial Officer and   March 24, 2004
------------------------   a Director (Principal Financial Officer)
Steven E. Shebik

/s/David A. Bird           Director                                             March 24, 2004
------------------------
David A. Bird

/s/ Danny L. Hale          Director                                             March 24, 2004
------------------------
Danny L. Hale

/s/Edward M. Liddy         Director                                             March 24, 2004
------------------------
Edward M. Liddy

/s/John C. Lounds          Director                                             March 24, 2004
------------------------
John C. Lounds

/s/J. Kevin McCarthy       Director                                             March 24, 2004
------------------------
J. Kevin McCarthy

/s/Robert W. Pike          Director                                             March 24, 2004
------------------------
Robert W. Pike

/s/ Eric A. Simonson       Director                                             March 24, 2004
------------------------
Eric A. Simonson

/s/Kevin R. Slawin         Director                                             March 24, 2004
------------------------
Kevin R. Slawin

/s/Michael J. Velotta      Director                                             March 24, 2004
------------------------
Michael J. Velotta

/s/Thomas J. Wilson, II    Director                                             March 24, 2004
------------------------
Thomas J. Wilson, II

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
      SCHEDULE I--SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED
                            PARTIES DECEMBER 31, 2003

                                                                                                   CARRYING
(IN MILLIONS)                                                               COST      FAIR VALUE     VALUE
                                                                         ----------   ----------   ----------
TYPE OF INVESTMENT
Fixed Income Securities, Available for Sale:
  Bonds:
    United States government, government agencies and authorities        $    2,519   $    3,205   $    3,205
    States, municipalities and political subdivisions                         1,675        1,717        1,717
    Foreign governments                                                       1,302        1,589        1,589
    Public utilities                                                          4,536        5,062        5,062
    Convertibles and bonds with warrants attached                               399          406          406
    All other corporate bonds                                                23,964       25,367       25,367
  Mortgage-backed securities                                                 10,540       10,760       10,760
  Asset-backed securities                                                     3,423        3,428        3,428
  Redeemable preferred stocks                                                    43           44           44
                                                                         ----------   ----------   ----------
    Total fixed income securities                                        $   48,401   $   51,578   $   51,578
                                                                         ----------   ==========   ----------

Equity Securities:
  Common Stocks:
    Public utilities                                                     $        -   $        -   $        -
    Banks, trusts and insurance companies                                         9           12           12
    Industrial, miscellaneous and all other                                     121          122          122
  Nonredeemable preferred stocks                                                 30           30           30
                                                                         ----------   ----------   ----------
    Total equity securities                                              $      160   $      164   $      164
                                                                         ----------   ==========   ----------
Mortgage loans on real estate                                            $    6,354                $    6,354
Real estate                                                                      35                        35
Policy loans                                                                    686                       686
Other long-term investments                                                     118                       407
Short-term investments                                                          765                       765
                                                                         ----------                ----------
    Total investments                                                    $   56,519                $   59,989
                                                                         ==========                ==========

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                              AT DECEMBER 31                                 FOR THE YEAR ENDED DECEMBER 31
                  ----------------------------------------    ---------------------------------------------------------------
                                                                                                    AMORTIZATION
                                 FUTURE POLICY                                          CONTRACT         OF
                    DEFERRED       BENEFITS,                  PREMIUMS                  BENEFITS      DEFERRED
                     POLICY         LOSSES,                     AND          NET          AND          POLICY       OPERATING
                  ACQUISITION       CLAIMS,       UNEARNED    CONTRACT    INVESTMENT    CREDITED    ACQUISITION     COSTS AND
(IN MILLIONS)        COSTS         EXPENSES       PREMIUMS    CHARGES       INCOME      INTEREST       COSTS        EXPENSES
-------------     -----------    -------------    --------    --------    ----------    --------    ------------    ---------
          2003    $     3,202    $      55,394    $     32    $  1,831    $    3,082    $  3,359    $        479    $     493


          2002    $     2,915    $      48,591    $     24    $  1,876    $    2,978    $  3,234    $        418    $     475


          2001    $     2,997    $      40,925    $     17    $  1,867    $    2,833    $  3,155    $        365    $     416

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            SCHEDULE IV--REINSURANCE

(IN MILLIONS)                                                                                            PERCENT
                                                                    CEDED      ASSUMED                  OF AMOUNT
                                                      GROSS       TO OTHER    FROM OTHER      NET        ASSUMED
                                                      AMOUNT      COMPANIES   COMPANIES     AMOUNT       TO NET
                                                    ----------   ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2003
Life insurance in force                             $  382,509   $  176,907   $    4,945   $  210,547          2.3%
Premiums and contract charges:
Life and annuities                                  $    1,928   $      318   $       47   $    1,657          2.8%
Accident and health                                        212          100           62          174         35.6%
                                                    ----------   ----------   ----------   ----------
Total premiums and contract charges                 $    2,140   $      418   $      109   $    1,831          6.0%
                                                    ==========   ==========   ==========   ==========

YEAR ENDED DECEMBER 31, 2002
Life insurance in force                             $  370,761   $  156,505   $    4,260   $  218,516          1.9%
Premiums and contract charges:
Life and annuities                                  $    1,921   $      310   $       47   $    1,658          2.8%
Accident and health                                        229           83           72          218         33.0%
                                                    ----------   ----------   ----------   ----------
Total premiums and contract charges                 $    2,150   $      393   $      119   $    1,876          6.3%
                                                    ==========   ==========   ==========   ==========

YEAR ENDED DECEMBER 31, 2001
Life insurance in force                             $  356,781   $  138,925   $    3,691   $  221,547          1.7%
Premiums and contract charges:
Life and annuities                                  $    1,929   $      282   $       57   $    1,704          3.3%
Accident and health                                        156           41           48          163         29.4%
                                                    ----------   ----------   ----------   ----------
Total premiums and contract charges                 $    2,085   $      323   $      105   $    1,867          5.6%
                                                    ==========   ==========   ==========   ==========

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

(IN MILLIONS)                                                             BALANCE AT   CHARGED TO                BALANCE AT
                                                                          BEGINNING    COSTS AND                  END OF
                                                                          OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
                                                                         -----------  -----------  ----------   ----------
YEAR ENDED DECEMBER 31, 2003
Allowance for estimated losses on mortgage loans and real estate         $        -   $        1   $        -   $        1
Allowance for deferred tax assets                                        $        -   $        -   $        -   $        -

YEAR ENDED DECEMBER 31, 2002
Allowance for estimated losses on mortgage loans and real estate         $        5   $        -   $        5   $        -
Allowance for deferred tax assets                                        $        -   $        -   $        -   $        -

YEAR ENDED DECEMBER 31, 2001
Allowance for estimated losses on mortgage loans and real estate         $        5   $        -   $        -   $        5
Allowance for deferred tax assets                                        $        2   $        -   $        2   $        -