Form 10-Q
period 2004-03-31
ALLSTATE LIFE INSURANCE CO
filed 2004-05-07
CIK 352736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 000-31248

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

                                YES / /   NO /X/

AS OF APRIL 30, 2004, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE INSURANCE COMPANY.

                         ALLSTATE LIFE INSURANCE COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2004

                                                                                                 PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations for the Three-Month Periods               1
          Ended March 31, 2004 and 2003 (unaudited)

          Condensed Consolidated Statements of Financial Position as of March 31, 2004              2
          (unaudited) and December 31, 2003

          Condensed Consolidated Statements of Cash Flows for the Three-Month Periods               3
          Ended March 31, 2004 and 2003 (unaudited)

          Notes to Condensed Consolidated Financial Statements (unaudited)                          4

          Independent Accountants' Review Report                                                   11

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                               12

Item 4.   Controls and Procedures                                                                  24

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                                        25

Item 6.   Exhibits and Reports on Form 8-K                                                         25

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    --------------------------
(IN MILLIONS)                                                           2004          2003
                                                                    ------------  ------------
                                                                           (Unaudited)
REVENUES
Premiums                                                            $        151  $        317
Contract charges                                                             234           209
Net investment income                                                        783           760
Realized capital gains and losses                                            (27)          (42)
                                                                    ------------  ------------

                                                                           1,141         1,244

COSTS AND EXPENSES
Contract benefits                                                            336           467
Interest credited to contractholder funds                                    449           432
Amortization of deferred policy acquisition costs                            115           172
Operating costs and expenses                                                 102           121
                                                                    ------------  ------------

                                                                           1,002         1,192

Loss on disposition of operations                                             (3)           --
                                                                    ------------  ------------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, AFTER-TAX                     136            52

Income tax expense                                                            45            13
                                                                    ------------  ------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE, AFTER-TAX                                                     91            39

Cumulative effect of change in accounting principle, after-tax              (175)           --
                                                                    ------------  ------------

NET (LOSS) INCOME                                                   $        (84) $         39
                                                                    ============  ============

            See notes to condensed consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                       MARCH 31,        DECEMBER 31,
                                                                                         2004              2003
                                                                                     ------------       ------------
(IN MILLIONS, EXCEPT PAR VALUE DATA)                                                 (Unaudited)
ASSETS
Investments
  Fixed income securities, at fair value (amortized cost $50,198 and $48,401)        $     54,317       $     51,578
  Mortgage loans                                                                            6,573              6,354
  Equity securities                                                                           260                164
  Short-term                                                                                1,319                765
  Policy loans                                                                                682                686
  Other                                                                                       443                442
                                                                                     ------------       ------------

 Total investments                                                                         63,594             59,989

Cash                                                                                          152                121
Deferred policy acquisition costs                                                           2,672              3,202
Reinsurance recoverables, net                                                               1,310              1,185
Accrued investment income                                                                     591                567
Other assets                                                                                  351                323
Separate Accounts                                                                          13,550             13,425
                                                                                     ------------       ------------

 TOTAL ASSETS                                                                        $     82,220       $     78,812
                                                                                     ============       ============

LIABILITIES
Contractholder funds                                                                 $     46,997       $     44,914
Reserve for life-contingent contract benefits                                              10,919             10,480
Unearned premiums                                                                              29                 32
Payable to affiliates, net                                                                    112                114
Other liabilities and accrued expenses                                                      3,462              2,594
Deferred income taxes                                                                         623                779
Long-term debt                                                                                 45                 45
Separate Accounts                                                                          13,550             13,425
                                                                                     ------------       ------------

 TOTAL LIABILITIES                                                                         75,737             72,383
                                                                                     ------------       ------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 3)

SHAREHOLDER'S EQUITY
Redeemable preferred stock - series A, $100 par value, 1.5 million shares
   authorized, 815,460 shares issued and outstanding                                           82                 82
Common stock, $227 par value, 23,800 shares authorized and outstanding                          5                  5
Additional capital paid-in                                                                  1,067              1,067
Retained income                                                                             4,113              4,222
Accumulated other comprehensive income:
     Unrealized net capital gains and losses and net gains and losses on
       derivative financial instruments                                                     1,216              1,053
                                                                                     ------------       ------------

 TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME                                               1,216              1,053
                                                                                     ------------       ------------

 TOTAL SHAREHOLDER'S EQUITY                                                                 6,483              6,429
                                                                                     ------------       ------------

 TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                          $     82,220       $     78,812
                                                                                     ============       ============

            See notes to condensed consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            ------------------
(IN MILLIONS)                                                                                 2004       2003
                                                                                            -------    -------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                           $   (84)   $    39
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization and other non-cash items                                                       (32)       (45)
    Realized capital gains and losses                                                            27         42
    Cumulative effect of change in accounting principle                                         175         --
    Interest credited to contractholder funds                                                   449        432
    Changes in:
       Contract benefit and other insurance reserves                                            (65)        63
       Unearned premiums                                                                         --          2
       Deferred policy acquisition costs                                                        (52)        26
       Reinsurance recoverables, net                                                            (46)       (12)
       Income taxes payable                                                                      42        (14)
       Other operating assets and liabilities                                                    (7)        56
                                                                                            -------    -------
          Net cash provided by operating activities                                             407        589
                                                                                            -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales
    Fixed income securities                                                                   1,571      1,456
    Equity securities                                                                            26         14
Investment collections
    Fixed income securities                                                                     946      1,065
    Mortgage loans                                                                              161        132
Investment purchases
    Fixed income securities                                                                  (4,112)    (3,728)
    Equity securities                                                                           (89)       (11)
    Mortgage loans                                                                             (362)      (208)

Change in short-term investments, net                                                           182         (7)
Change in other investments, net                                                                (21)       (24)
                                                                                            -------    -------
      Net cash used in investing activities                                                  (1,698)    (1,311)
                                                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits                                                                  2,743      1,745
Contractholder fund withdrawals                                                              (1,396)    (1,022)
Dividends paid                                                                                  (25)        (1)
                                                                                            -------    -------
      Net cash provided by financing activities                                               1,322        722
                                                                                            -------    -------

NET INCREASE IN CASH                                                                             31          -
CASH AT BEGINNING OF THE PERIOD                                                                 121        252
                                                                                            -------    -------
CASH AT END OF PERIOD                                                                       $   152    $   252
                                                                                            =======    =======

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

     The condensed consolidated financial statements and notes as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     To conform to the 2004 presentation, certain amounts in the prior year's condensed consolidated financial statements and notes have been reclassified.

     Equity securities include common stocks, non-redeemable preferred stocks and limited partnership interests. Common stocks and non-redeemable preferred stocks had a carrying value of $146 million and $83 million, and cost of $142 million and $79 million at March 31, 2004 and December 31, 2003, respectively. Investments in limited partnership interests had a carrying value of $114 million and $81 million, and a cost of $114 million and $81 million at March 31, 2004 and December 31, 2003, respectively.

     Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities, totaled $1 million and $34 million for the three months ended March 31, 2004 and 2003, respectively.

ADOPTED ACCOUNTING STANDARD

STATEMENT OF POSITION 03-1, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES
  FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS" ("SOP 03-1")

     On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP affecting the Company require:

     - Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;

     - Deferral of sales inducements that meet certain criteria, and amortization using the same method used for deferred policy acquisition costs ("DAC"); and

     - Reporting and measuring assets and liabilities of certain separate accounts products as investments and contractholder funds rather than as separate accounts assets and liabilities when specified criteria are present.

     EFFECTS OF ADOPTION

     The cumulative effect of the change in accounting principle from implementing SOP 03-1 was a loss of $175 million, after-tax ($269 million, pre-tax). It was comprised of an increase in benefits reserves (primarily for variable annuity contracts) of $145 million, pre-tax, and a reduction in DAC and deferred sales inducements ("DSI") of $124 million, pre-tax.

     The SOP requires consideration of a range of potential results to estimate the cost of variable annuity death benefits and income benefits, which generally necessitates the use of stochastic modeling techniques. To maintain consistency with the assumptions used in the establishment of reserves for variable annuity guarantees, the Company utilized the results of this stochastic modeling to estimate expected gross profits, which form the basis for determining the amortization of DAC and DSI. This new modeling approach resulted in a lower estimate of expected gross profits, and therefore resulted in a write-down of DAC and DSI.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In 2004, DSI and related amortization is classified within the Condensed Consolidated Statements of Financial Position and Operations as other assets and interest credited to contractholder funds, respectively. The amounts are provided below.

     The Company reclassified $204 million of separate accounts assets and liabilities to investments and contractholder funds, respectively.

     LIABILITIES FOR CONTRACT GUARANTEES

     The Company offers various guarantees to variable contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period.

     The table below presents information regarding the Company's variable contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

     ($ IN MILLIONS)                                                         MARCH 31, 2004
                                                                             --------------
     IN THE EVENT OF DEATH
      Account value                                                           $     13,346
      Net amount at risk (1)                                                  $      2,312
      Average attained age of contractholders                                     63 years

     AT ANNUITIZATION
      Account value                                                           $      3,697
      Net amount at risk (2)                                                  $         15
      Weighted average waiting period until annuitization options available        8 years

     ACCUMULATION AT SPECIFIED DATES
      Account value                                                           $         86
      Net amount at risk (3)                                                  $          -
      Weighted average waiting period until guarantee date                        11 years

     (1) Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

     (2) Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.

     (3) Defined as the present value of the guaranteed minimum accumulation balance in excess of the current account balance.

     Account balances of variable contracts' separate accounts with guarantees were invested as follows:

     (IN MILLIONS)                                                           MARCH 31, 2004
                                                                             --------------
     Equity securities (including mutual funds)                               $     12,710
     Cash and cash equivalents                                                         636
                                                                              ------------
     Total variable contracts' separate account assets with guarantees        $     13,346
                                                                              ============

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following table summarizes the liabilities for guarantees:

                                                           LIABILITY FOR        LIABILITY FOR
                                                             GUARANTEES           GUARANTEES
                                                          RELATED TO DEATH     RELATED TO INCOME
     (IN MILLIONS)                                           BENEFITS              BENEFITS               TOTAL
                                                          -----------------    -----------------    -----------------
     Balance at  January 1, 2004                          $             117    $              41    $             158
       Less reinsurance recoverables                                    (11)                  (2)                 (13)
                                                          -----------------    -----------------    -----------------
     Net balance at January 1, 2004                                     106                   39                  145
     Incurred guaranteed benefits                                        13                    2                   15
     Paid guarantee benefits                                            (17)                   -                  (17)
                                                          -----------------    -----------------    -----------------
       Net change                                                        (4)                   2                   (2)
     Net balance at March 31, 2004                                      102                   41                  143
       Plus reinsurance recoverables                                     11                    2                   13
                                                          -----------------    -----------------    -----------------
     Balance, March 31, 2004(1)                           $             113    $              43    $             156
                                                          =================    =================    =================

     (1) Included in the total reserve balance are reserves for variable annuity death benefits of $99 million, variable annuity income benefits of $17 million and other guarantees of $40 million.

     The liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. For guarantees in the event of death, benefits represent the current guaranteed minimum death payments in excess of the current account balance. For guarantees at annuitization, benefits represent the present value of the minimum guaranteed annuity benefits in excess of the current account balance.

     Projected benefits and contract charges used in determining the liability for guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based on factors such as the extent of benefit to the potential annuitant, eligibility conditions and the annuitant's attained age.

     The liability for guarantees will be re-evaluated periodically, and adjustments will be made to the liability balance through a charge or credit to contract benefits.

     DEFERRED SALES INDUCEMENTS

     Costs related to sales inducements offered on sales to new customers, principally on investment contracts and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets. All other sales inducements are expensed as incurred and included in interest credited to contractholder funds on the Condensed Consolidated Statements of Operations. DSI is amortized to income using the same methodology and assumptions as DAC, and included in interest credited to contractholder funds. DSI is periodically reviewed for recoverability and written down when necessary.

     DSI activity for the three months ended March 31, 2004 was as follows:

    (IN MILLIONS)
     Balance, January 1, 2004                                    $        182
     Sales inducements deferred                                            12
     Amortization charged to income                                       (13)
     Effects of unrealized gains and losses                              (113)
                                                                 ------------
     Balance, March 31, 2004                                     $         68
                                                                 ============

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PENDING ACCOUNTING STANDARD

EMERGING ISSUES TASK FORCE TOPIC NO. 03-01, "THE MEANING OF OTHER-THAN-TEMPORARY
  IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("EITF NO. 03-01")

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF No. 03-01, which is effective for reporting periods beginning after June 15, 2004. EITF No. 03-01 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. An impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value when an impairment is other-than-temporary. The EITF No. 03-01 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and to investment securities accounted for under the cost method to the extent an impairment indicator exists or the reporting entity has estimated the fair value of the investment security in connection with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The disclosures required for investment securities accounted for under the cost method are effective for fiscal years ending after June 15, 2004. The adoption of EITF No. 03-01 is not expected to result in a material change in the Company's Condensed Consolidated Statements of Operations or Financial Position.

2.   REINSURANCE

     The effects of reinsurance on premiums and contract charges are as follows:

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                             ----------------------------
                                                                 2004            2003
                                                             ------------    ------------
     (IN MILLIONS)

     PREMIUMS AND CONTRACT CHARGES
     Direct                                                  $        516    $        603
     Assumed
       Affiliate                                                        4               6
       Non-affiliate                                                    5              22
     Ceded--non-affiliate                                            (140)           (105)
                                                             ------------    ------------
         Premiums and contract charges, net of reinsurance   $        385    $        526
                                                             ============    ============

     The effects of reinsurance on contract benefits are as follows:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             ----------------------------
                                                                 2004            2003
                                                             ------------    ------------
     (IN MILLIONS)

     CONTRACT BENEFITS
     Direct                                                  $        415    $        530
     Assumed
       Affiliate                                                        2               -
       Non-affiliate                                                    -              10
     Ceded
       Non-affiliate                                                  (81)            (73)
                                                             ------------    ------------
     Contract benefits, net of reinsurance                   $        336    $        467
                                                             ============    ============

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   GUARANTEES AND CONTINGENT LIABILITIES

GUARANTEES

     The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. Additionally, the Company has written credit default swaps that obligate the Company to make a payment upon the occurrence of specified credit events. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities and written credit default swaps, as measured by the par value and notional value, respectively, was $197 million at March 31, 2004. The obligations associated with these fixed income securities and written credit default swaps expire at various times during the next seven years.

     Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At March 31, 2004, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $307 million. The repayment guarantee expires April 30, 2006.

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

     In addition, the Company and its subsidiaries indemnify their respective directors, officers and other individuals to the extent provided in their charters and by-laws. Since these indemnifications are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

     The aggregate liability balance related to all guarantees was not material as of March 31, 2004.

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

LEGAL PROCEEDINGS

     As described below, the Company is named as a defendant in a number of lawsuits and other legal proceedings arising out of various aspects of its business. These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that some of these matters are putative class actions in which the purported class is not clearly defined, the fact that some of these matters involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive or treble damages or are not specified. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In those cases where plaintiffs have made a specific demand for monetary damages, whether to support minimum jurisdictional requirements or otherwise, it is our experience that such demands may be misleading indicators of what the ultimate loss, if any, will be to the Company.

     It is not possible to make meaningful estimates of the amount or range of loss that could result from these matters. The Company reviews these matters on an on-going basis. In the opinion of the Company's management, while some of these matters may be material to the Company's operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the consolidated financial condition of the Company.

     Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided below.

     AIC is defending various lawsuits involving worker classification issues. These lawsuits include a number of putative class actions and one certified class action challenging the overtime exemption claimed by AIC under the Fair Labor Standards Act or state wage and hour laws. Plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief and an accounting. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

     AIC is also defending certain matters relating to its agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor, a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws and a class action filed in August 2001 by former employee agents alleging retaliation under the Age Discrimination in Employment Act, breach of contract and ERISA violations. In March 2004, in the EEOC and class action lawsuits, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA. This matter was dismissed with prejudice in March 2004 by the trial court but will be the subject of further proceedings, which may include appeals. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. AIC is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

     The Company is defending various lawsuits and regulatory proceedings that allege that it engaged in business or sales practices inconsistent with state or federal law. Plaintiffs seek a variety of remedies including monetary and equitable relief. The Company has been vigorously defending these matters, but their outcome is currently uncertain.

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

4.   OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                          -----------------------------------------------------------------
                                                                        2004                                    2003
                                                          -------------------------------   -------------------------------
                                                                                  AFTER-                            AFTER-
(IN MILLIONS)                                              PRETAX      TAX         TAX       PRETAX       TAX        TAX
                                                          --------   --------    --------   --------   --------    --------
UNREALIZED NET CAPITAL GAINS AND LOSSES AND NET GAINS
  AND LOSSES ON DERIVATIVE FINANCIAL INSTRUMENTS
Unrealized holding gains (losses) arising
  during the period                                       $    224   $    (78)   $    146   $     98   $    (34)   $     64
Less: reclassification adjustments                             (30)        11         (19)       (53)        19         (34)
                                                          --------   --------    --------   --------   --------    --------
Unrealized net capital gains (losses)                          254        (89)        165        151        (53)         98
                                                          --------   --------    --------   --------   --------    --------
Net gains (losses) on derivative financial
    instruments arising during the period                        -          -           -          -          -           -
Less: reclassification adjustments                               3         (1)          2          -          -           -
                                                          --------   --------    --------   --------   --------    --------
Net gains (losses) on derivative financial instruments          (3)         1          (2)         -          -           -
                                                          --------   --------    --------   --------   --------    --------
Other comprehensive income (loss)                         $    251   $    (88)        163   $    151   $    (53)         98
                                                          ========   ========               ========   ========
Net income (loss)                                                                     (84)                               39
                                                                                 --------                          --------
Comprehensive income (loss)                                                      $     79                          $    137
                                                                                 ========                          ========

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholder of Allstate Life Insurance Company:

     We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the "Company", an affiliate of The Allstate Corporation) as of March 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, shareholder's equity, and cash flows for the year then ended, not presented herein. In our report dated February 4, 2004, which report includes an explanatory paragraph as to changes in the Company's methods of accounting for embedded derivatives in modified coinsurance agreements and variable interest entities in 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.


/s/ Deloitte & Touche LLP

Chicago, Illinois
May 7, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

OVERVIEW

     The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as "we", "our", "us", or the "Company"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2003. We operate as a single segment entity, based on the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

HIGHLIGHTS

- Revenues decreased 8.3% in the first quarter of 2004 compared to the same period of 2003. This decrease was primarily due to lower sales of immediate annuities with life contingencies and the disposal of the majority of our direct response distribution business. The decrease was partially offset by higher net investment income and contract charges and lower net realized capital losses.
- We had a net loss of $84 million for the first quarter of 2004 compared to net income of $39 million for the same period of 2003. This decline was primarily due to a $175 million after-tax charge related to the cumulative effect of a change in accounting principle for the adoption of AICPA Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). Excluding the cumulative effect of change in accounting principle, after-tax, net income improved 133.3% over the first quarter of 2003. The improvement was primarily attributable to lower amortization of DAC and deferred sales inducements ("DSI"), which was primarily the result of amortization acceleration of $53 million, after-tax, in the first quarter of 2003.
- Investments, including separate accounts assets, increased 17.7% to $77.14 billion at March 31, 2004 compared to March 31, 2003, due primarily to strong contractholder funds deposits and increases in separate accounts balances resulting from improved equity market performance during the preceding year.
- Contractholder funds deposits totaled $2.74 billion for the first quarter of 2004 compared to $1.75 billion in the same period of 2003. The increase of $998 million was primarily attributable to institutional products.
- The disposal of the majority of our direct response distribution business resulted in declines in total revenues of $59 million, operating costs and expenses of $23 million, amortization of DAC of $8 million and net income of $5 million. The revenue decrease also contributed to a decline in the mortality margin of $35 million in the first quarter of 2004 when compared to the first quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

OPERATIONS

PREMIUMS represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk.

CONTRACT CHARGES are revenues generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds or separate accounts liabilities on the Condensed Consolidated Statements of Financial Position. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues.

     The following table summarizes premiums and contract charges by product.

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 -----------------------
          (IN MILLIONS)                                                             2004          2003
                                                                                 ----------     --------
          PREMIUMS
          Traditional life                                                       $       74     $     91
          Immediate annuities with life contingencies                                    77          183
          Other                                                                           -           43
                                                                                 ----------     --------
              TOTAL PREMIUMS                                                            151          317

          CONTRACT CHARGES
          Interest-sensitive life                                                       160          150
          Fixed annuities                                                                14            7
          Variable annuities                                                             60           47
          Institutional products                                                          -            3
          Other                                                                           -            2
                                                                                 ----------     --------
              TOTAL CONTRACT CHARGES                                                    234          209
                                                                                 ----------     --------
              TOTAL PREMIUMS AND CONTRACT CHARGES                                $      385     $    526
                                                                                 ==========     ========

     The following table summarizes premiums and contract charges by distribution channel.

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             ------------------------
          (IN MILLIONS)                                                          2004          2003
                                                                             -----------     --------
          PREMIUMS
          Allstate agencies                                                  $        53     $     53
          Specialized brokers                                                         63          183
          Independent agents                                                          20            7
          Direct marketing                                                            15           74
                                                                             -----------     --------
             TOTAL PREMIUMS                                                          151          317

          CONTRACT CHARGES
          Allstate agencies                                                          113          109
          Specialized brokers                                                          7            7
          Independent agents                                                          59           49
          Financial institutions and broker/dealers                                   54           44
          Direct marketing                                                             1            -
                                                                             -----------     --------
             TOTAL CONTRACT CHARGES                                                  234          209
                                                                             -----------     --------
             TOTAL PREMIUMS AND CONTRACT CHARGES                             $       385     $    526
                                                                             ===========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

     Total premiums decreased 52.4% to $151 million in the first quarter of 2004 compared to the same period of 2003. The decrease was primarily the result of lower premiums on immediate annuities with life contingencies, the disposal of the majority of our direct response distribution business and decreased traditional life premiums. The decline in immediate annuities with life contingencies was primarily the result of underwriting actions to reduce the size of certain types of individual contracts sold. The decline in traditional life premium reflects a shift in product sales from traditional whole life policies to term insurance, which has lower premiums and utilizes more reinsurance.

     Contract charges increased 12.0% to $234 million in the first quarter of 2004 compared to the same period of 2003. The increase was primarily due to higher contract charges on variable annuities as a result of overall higher account values during the first quarter of 2004 compared to the prior period and increased contract charges on interest-sensitive life products resulting from in force business growth. Variable annuity contract charges, as a percent of average separate account values, increased to 168 basis points in the first quarter of 2004 from 164 basis points in the same period of 2003 as a result of increases in benefit rider fee rates and increased rider utilization by contractholders.

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

     The following table shows the changes in contractholder funds.

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------
 (IN MILLIONS)                                                        2004                2003
                                                                   ----------          ----------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE                            $   44,914          $   38,858

Impact of adoption of SOP 03-1(1)                                         421                  --

DEPOSITS
Fixed annuities (immediate and deferred)                                1,216               1,009
Institutional products                                                  1,101                 354
Interest-sensitive life                                                   306                 210
Variable annuity and life deposits allocated to fixed accounts            120                 172
                                                                   ----------          ----------
Total deposits                                                          2,743               1,745

INTEREST CREDITED                                                         444                 432

MATURITIES, BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS
Maturities of institutional products                                     (511)               (397)
Benefits and withdrawals                                                 (755)               (607)
Contract charges                                                         (142)               (133)
Net transfers to separate accounts                                       (131)                (23)
Fair value hedge adjustments for institutional products                    23                  16
Other adjustments                                                          (9)                (11)
                                                                   ----------          ----------
Total maturities, benefits, withdrawals and other adjustments          (1,525)             (1,155)
                                                                   ----------          ----------

CONTRACTHOLDER FUNDS, ENDING BALANCE                               $   46,997          $   39,880
                                                                   ==========          ==========

(1) The increase in contractholder funds due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds, the reclassification of deferred sales inducements from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income and death benefit guarantees provided under variable annuity contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

     Contractholder funds deposits increased 57.2% in the first quarter of 2004 compared to the same period of 2003, and average contractholder funds, after reflecting the impact of adopting SOP 03-1, increased 17.3% due to significant increases in institutional product and fixed annuity deposits. Institutional products deposits increased $747 million largely due to our assessment of market opportunities. Fixed annuity deposits increased 20.5% primarily due to competitive pricing.

     Benefits and withdrawals increased 24.4% in the first quarter of 2004 compared to the same period of 2003. Benefits and withdrawals for 2004 represent 2.2% of the beginning of period contractholder funds balance excluding institutional product reserves, a slight increase compared to 2.1% in 2003. The increase reflects the growth and aging of our in-force contracts as actual surrenders and withdrawals compare favorably to our pricing assumptions. Institutional product maturities increased $114 million in the first quarter of 2004 over the same period of last year as an increasing number of contracts issued in prior years reached their stated maturity dates.

     Separate accounts liabilities represent contractholders' claims to the related legally segregated separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                           ---------------------------
(IN MILLIONS)                                                                 2004            2003
                                                                           -----------     -----------
SEPARATE ACCOUNTS LIABILITIES, BEGINNING BALANCE                           $  13,425       $  11,125

Impact of adoption of SOP 03-1(1)                                               (204)             --

Variable annuity and life deposits                                               487             425
Variable annuity and life deposits allocated to fixed accounts                  (120)           (172)
                                                                           -----------     -----------
Net deposits                                                                     367             253
Investment results                                                               316            (268)
Contract charges                                                                 (62)            (52)
Net transfers from fixed accounts                                                131              23
Surrenders and benefits                                                         (423)           (528)
                                                                           -----------     -----------

SEPARATE ACCOUNTS LIABILITIES, ENDING BALANCE                              $  13,550       $  10,553
                                                                           ===========     ===========

(1) The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

     Separate accounts liabilities, after reflecting the impact of adopting SOP 03-1, increased $329 million during the first quarter of 2004 compared to a decline of $572 million during the same period of 2003 reflecting a significant improvement in investment results and net deposits. The increase in variable annuity deposits resulted from increasing consumer demand due to improved equity market performance. Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option. The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

NET INVESTMENT INCOME increased 3.0% in the first quarter of 2004 compared to the same period in 2003, primarily due to the effect of higher portfolio balances and higher income on partnership interests, partially offset by lower portfolio yields. Higher portfolio balances resulted from the investment of cash flows from operating and financing activities. Investment balances as of March 31, 2004, excluding unrealized net capital gains, increased 15.0% from March 31, 2003. The lower portfolio yields were primarily due to purchases of fixed income securities with yields lower than the current portfolio average.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

NET INCOME analysis is presented in the following table.

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               ------------------------
          (IN MILLIONS)                                                           2004           2003
                                                                               ---------      ----------
          Premiums                                                             $     151      $      317
          Contract charges                                                           234             209
          Net investment income(1)                                                   789             763
          Contract benefits                                                         (336)           (467)
          Interest credited to contractholder funds(2)                              (436)           (432)
                                                                               ---------      ----------
          GROSS MARGIN                                                               402             390

          Amortization of DAC and DSI                                               (113)           (159)
          Operating costs and expenses                                              (102)           (121)
          Income tax expense                                                         (63)            (34)
          Realized capital gains and losses, after-tax                               (17)            (26)
          DAC and DSI amortization related to realized capital
            gains and losses, after-tax                                              (10)             (9)
          Reclassification of periodic settlements and accruals on non-
            hedge derivative instruments, after-tax                                   (4)             (2)
          Loss on disposition of operations, after-tax                                (2)             --
          Cumulative effect of change in accounting principle, after-tax            (175)             --
                                                                               ---------      ----------
          NET INCOME                                                           $     (84)     $       39
                                                                               =========      ==========

          (1) Net investment income includes periodic settlements and accruals on non-hedge derivative instruments, pretax, totaling $6 million for the first quarter of 2004 and $3 million for the first quarter of 2003.

          (2) Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $13 million in the first quarter of 2004. Prior periods have not been restated.

     GROSS MARGIN, a non-GAAP measure, represents premiums and contract charges and net investment income, less contract benefits and interest credited to contractholder funds. We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio. Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Gross margin is comprised of four components that are utilized to further analyze the business; they include the investment margin, mortality margin, and maintenance and surrender charges. We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. Gross margin, investment margin and mortality margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is reconciled to GAAP net income in the table above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

The components of gross margin are reconciled to the corresponding financial statement line items in the following tables.

                                                     THREE MONTHS ENDED MARCH 31, 2004
                                 --------------------------------------------------------------------------
                                  INVESTMENT      MORTALITY      MAINTENANCE     SURRENDER        GROSS
                                    MARGIN          MARGIN         CHARGES        CHARGES         MARGIN
                                 ------------    ------------    ------------   ------------   ------------
Premiums                         $          -    $        151    $          -   $          -   $        151
Contract charges                            -             122              92             20            234
Net investment income (1)                 789               -               -              -            789
Contract benefits                        (131)           (205)              -              -           (336)
Interest credited to
  contractholder funds (2)               (436)              -               -              -           (436)
                                 ------------    ------------    ------------   ------------   ------------
                                 $        222    $         68    $         92   $         20   $        402
                                 ============    ============    ============   ============   ============

                                                     THREE MONTHS ENDED MARCH 31, 2003
                                 --------------------------------------------------------------------------
                                  INVESTMENT      MORTALITY      MAINTENANCE     SURRENDER        GROSS
                                    MARGIN          MARGIN         CHARGES        CHARGES         MARGIN
                                 ------------    ------------    ------------   ------------   ------------
Premiums                         $          -    $        317    $          -   $          -   $        317
Contract charges                            -             111              79             19            209
Net investment income (1)                 763               -               -              -            763
Contract benefits                        (127)           (340)              -              -           (467)
Interest credited to
  contractholder funds (2)               (432)              -               -              -           (432)
                                 ------------    ------------    ------------   ------------   ------------
                                 $        204    $         88    $         79   $         19   $        390
                                 ============    ============    ============   ============   ============

(1) Net investment income includes periodic settlements and accruals on non-hedge derivative instruments, pretax, totaling $6 million for the first quarter of 2004 and $3 million for the first quarter of 2003.

(2) Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $13 million in the first quarter of 2004. Prior periods have not been restated.

     Gross margin increased 3.1% during the first quarter of 2004 compared to the same period of 2003 due to increased investment margin and higher maintenance and surrender charges, partly offset by a decrease in the mortality margin.

     INVESTMENT MARGIN is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits. We use investment margin to evaluate profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers ("spread") during a fiscal period.

     Investment margin by product group is shown in the following table.

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                        -----------------------
              (IN MILLIONS)                2004         2003
                                        ----------   ----------
              Life insurance            $       44   $       41
              Annuities                        148          137
              Institutional products            30           26
                                        ----------   ----------
              Total investment margin   $      222   $      204
                                        ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

     Investment margin increased 8.8% in the first quarter of 2004 compared to the same period of 2003 due to a 17.8% increase in contractholder funds and improved yields on investments supporting capital, traditional life and other products. These increases were partially offset by a decline in fixed annuity investment spreads as investment yield declines were not fully offset by crediting rate reductions. The yield on the capital, traditional life and other products investment portfolio improved due to more effective cash management and higher investment income realized on investments accounted for using the equity method of accounting. The weighted average interest crediting rate for the quarter ended March 31, 2004 on fixed annuity and interest-sensitive life products in force, excluding market value adjusted annuities, was approximately 60 basis points more than the underlying long-term guaranteed rates on these products. The crediting rate on approximately 40% of these contracts was at the contractually guaranteed minimum rate as of March 31, 2004.

     The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

                                           WEIGHTED AVERAGE          WEIGHTED AVERAGE            WEIGHTED AVERAGE
                                           INVESTMENT YIELD      INTEREST CREDITING RATE        INVESTMENT SPREADS
                                           ----------------      -----------------------        ------------------
                                           2004        2003        2004            2003         2004          2003
                                           ----        ----        ----            ----         ----          ----
Interest-sensitive life                     6.5%       7.1%        4.6%             5.0%         1.9%          2.1%
Fixed annuities - deferred                  5.9        6.7         4.1              4.7          1.8           2.0
Fixed annuities - immediate                 7.5        8.0         6.9              7.2          0.6           0.8
Institutional                               3.0        3.8         2.0              2.8          1.0           1.0
Investments supporting capital,
  traditional life and other products       7.2        6.3         N/A              N/A          N/A           N/A

     The following table summarizes the liabilities for these contracts and policies.

                                                             MARCH 31,
                                                   ------------------------------
(IN MILLIONS)                                           2004            2003
                                                   -------------    -------------
Interest-sensitive life                            $       6,656    $       6,131
Fixed annuities - deferred                                26,639           21,991
Fixed annuities - immediate                               10,130            9,508
Institutional                                             10,222            8,628
                                                   -------------    -------------
                                                          53,647           46,258
Life-contingent contracts                                  3,582            2,996
FAS 133 market value adjustment                              594              559
Ceded reserves and other                                      93              105
                                                   -------------    -------------
Total contractholder funds and reserve for
  life-contingent contract benefits                $      57,916    $      49,918
                                                   =============    =============

     MORTALITY MARGIN is a component of gross margin, both of which are non-GAAP measures. Mortality margin represents premiums and cost of insurance contract charges less contract benefits excluding the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin. We use mortality margin to evaluate underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period. Mortality margin by product group is shown in the following table.

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ------------------------------
(IN MILLIONS)                                           2004            2003
                                                   -------------    -------------
Life insurance                                     $          91    $         116
Annuities                                                    (23)             (28)
                                                   -------------    -------------
Total mortality margin                             $          68    $          88
                                                   =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

     Mortality margin was $68 million in the first quarter of 2004, reflecting a $20 million or 22.7% decline compared to the same period of 2003. The decline was primarily due to the disposal of the majority of our direct response distribution business, partially offset by improved mortality on our other life products.

     As required by SOP 03-1, as of January 1, 2004, a reserve was established for guaranteed minimum death benefits ("GMDBs") and guaranteed minimum income benefits ("GMIBs"), which in previous periods were expensed as paid. Under the SOP, we anticipate that the mortality margin will be less volatile in the future, as contract benefit expense will not be impacted by GMDB and GMIB payments made during each period. For further explanation of the impacts of the adoption of this accounting guidance, see Note 1 of the Condensed Consolidated Financial Statements. Included in the mortality margin for the first quarter of 2004 is an addition to the reserve for GMDBs and GMIBs of $15 million, net of reinsurance. Included in the mortality margin for the first quarter of 2003 are GMDB and GMIB payments of $21 million, net of reinsurance, hedging gains and losses and other contractual arrangements.

     AMORTIZATION OF DAC AND DSI decreased 28.9% during the first quarter of 2004 compared to the same period of 2003. The decline was primarily attributable to an acceleration of amortization (commonly referred to as "DAC unlocking") totaling $89 million in the first quarter of 2003 and the elimination of DAC amortization on the direct response distribution business sold in January of 2004. These declines were partially offset by higher amortization on interest-sensitive life and fixed and variable annuities.

     The adoption of SOP 03-1 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC. Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $124 million. This reduction was recognized as a cumulative effect of a change in accounting principle. For further explanation of the impacts of the adoption of this accounting guidance, see Note 1 of the Condensed Consolidated Financial Statements.

     OPERATING COSTS AND EXPENSES decreased 15.7% in the first quarter of 2004 compared to the same period of 2003. The following table summarizes operating costs and expenses.

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                           ---------------------------
    (IN MILLIONS)                              2004            2003
                                           -----------     -----------
    Non-deferrable acquisition costs       $        31     $        50
    Other operating costs and expenses              71              71
                                           -----------     -----------
    Total operating costs and expenses     $       102     $       121
                                           ===========     ===========

     The decrease in total operating costs and expenses in the first quarter of 2004 compared to the same period of 2003 was primarily due to the disposal of the majority of our direct response distribution business, which was partially offset by higher non-deferrable commissions, such as renewal and trail commissions, and higher employee expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

INVESTMENTS

     The composition of the investment portfolio at March 31, 2004 is presented in the table below.

                                                                                PERCENT TO
          (IN MILLIONS)                                       INVESTMENTS         TOTAL
                                                             -------------    -------------
          Fixed income securities (1)                        $      54,317             85.4%
          Mortgage loans                                             6,573             10.3
          Equity securities                                            260              0.4
          Short-term                                                 1,319              2.1
          Policy loans                                                 682              1.1
          Other including derivatives                                  443              0.7
                                                             -------------    -------------
          Total                                              $      63,594            100.0%
                                                             =============    =============

          (1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $50.20 billion.

     Total investments increased to $63.59 billion at March 31, 2004 from $59.99 billion at December 31, 2003 due to positive cash flows from operating and financing activities, increased unrealized gains on fixed income securities and increased funds associated with securities lending.

     Total investment balances related to collateral, primarily due to securities lending, increased to $2.47 billion at March 31, 2004, from $1.92 billion at December 31, 2003.

     At March 31, 2004, 93.4% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a Moody's equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating, when an external rating is not available.

     The unrealized net capital gains on fixed income and equity securities at March 31, 2004 were $4.12 billion, an increase of $941 million or 29.6% since December 31, 2003. The net unrealized gain for the fixed income portfolio totaled $4.12 billion, comprised of $4.28 billion of unrealized gains and $159 million of unrealized losses at March 31, 2004. This is compared to a net unrealized gain for the fixed income portfolio totaling $3.18 billion at December 31, 2003, comprised of $3.47 billion of unrealized gains and $294 million of unrealized losses. Of the gross unrealized losses in the fixed income portfolio at March 31, 2004, 57.9% were concentrated in the corporate fixed income portfolio. The losses were primarily comprised of securities in the transportation, basic industry and consumer goods sectors. The gross unrealized losses in these sectors were primarily company specific or interest rate related. Approximately 20.7% of the gross unrealized losses on the corporate fixed income portfolio were associated with the airline industry for which values were depressed due to company specific issues and economic issues related to fuel costs. While we expect eventual recovery of these securities and the related sectors, we included every security in our portfolio monitoring process.

     The net unrealized gain for the equity portfolio totaled $4 million, comprised of $6 million of unrealized gains and $2 million of unrealized losses at March 31, 2004. This is compared to a net unrealized gain for the equity portfolio totaling $4 million at December 31, 2003. The consumer goods and technology sectors had the highest concentration of gross unrealized losses in the equity portfolio, which were primarily company and sector specific. While we expect eventual recovery of these securities and these sectors, we included every security in our portfolio monitoring process.

     Our portfolio monitoring process identifies and evaluates fixed income and equity securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to cost for equity securities or amortized cost for fixed income securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.

     We also monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

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

     The following table summarizes problem, restructured and potential problem fixed income securities.

(IN MILLIONS)                                     MARCH 31, 2004                            DECEMBER 31, 2003
                                      ---------------------------------------    ---------------------------------------
                                                                  PERCENT OF                                 PERCENT OF
                                                                  TOTAL FIXED                                TOTAL FIXED
                                       AMORTIZED       FAIR         INCOME        AMORTIZED       FAIR         INCOME
                                         COST          VALUE       PORTFOLIO        COST          VALUE       PORTFOLIO
                                      -----------   -----------   -----------    -----------   -----------   -----------
Problem                               $       150   $       147           0.3%   $       167   $       155           0.3%
Restructured                                   24            27           0.1             32            35           0.1
Potential problem                             255           262           0.4            259           255           0.5
                                      -----------   -----------   -----------    -----------   -----------   -----------
Total net carrying value              $       429   $       436           0.8%   $       458   $       445           0.9%
                                      ===========    ===========   ===========   ===========    ===========   ===========
Cumulative write-
  downs recognized                    $       248                                $       228
                                      ===========                                ===========

     We have experienced a decrease in the amortized cost of fixed income securities categorized as problem, restructured and potential problem as of March 31, 2004 compared to December 31, 2003. The decrease was primarily related to the sale of holdings in these categories due to specific developments causing a change in our outlook and intent to hold those securities.

     We also evaluated each of these securities through our portfolio monitoring process and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature. While these balances may increase in the future, particularly if economic conditions are unfavorable, we expect that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect.

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ------------------------
     (IN MILLIONS)                                       2004          2003
                                                      ----------    ----------
     Investment write-downs                           $      (34)   $      (57)
     Sales                                                    35            15
     Valuation of derivative instruments                     (20)           (6)
     Settlement of derivative instruments                     (8)            6
                                                      ----------    ----------
     Realized capital gains and losses, pretax               (27)          (42)
     Income tax benefit                                       10            16
                                                      ----------    ----------
       Realized capital gains and losses, after-tax   $      (17)   $      (26)
                                                      ==========    ==========

     We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. Recognizing in certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations, we can subsequently change our previous intent to continue holding a security. Sales in the above table also include dispositions such as call and prepayment transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

(IN MILLIONS)                                 MARCH 31, 2004      DECEMBER 31, 2003
                                            ------------------   ------------------
Redeemable preferred stock                  $               82   $               82
Common stock, retained earnings and other
   Shareholder's equity items                            5,185                5,294
Accumulated other comprehensive income                   1,216                1,053
                                            ------------------   ------------------
   Total shareholder's equity               $            6,483   $            6,429
                                            ==================   ==================

     SHAREHOLDER'S EQUITY increased in the first quarter of 2004 when compared to December 31, 2003, as increases in unrealized net capital gains on investments were partially offset by a net loss for the first quarter of 2004 and a dividend to Allstate Insurance Company ("AIC") of $25 million.

     DEBT as of March 31, 2004 and December 31, 2003 amounted to $45 million and reflects the debt of an investment security consolidated under the provisions of Financial Accounting Standards Board Interpretation No. 46. Although we are required to consolidate this security, we have no legal ownership of the assets and no obligation to repay the debt. The holders of this debt have no recourse to the equity of the Company, as the sole source of payment of the liabilities is the assets that comprise the investment security.

     We have an intercompany loan agreement with The Allstate Corporation (the "Corporation") whereby the amount of intercompany loans available is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under this agreement at March 31, 2004 or 2003.

FINANCIAL RATINGS AND STRENGTH Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage. There have been no changes to our insurance financial strength ratings since December 31, 2003. However, in February 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of the Company and certain rated subsidiaries and affiliates.

LIQUIDITY SOURCES AND USES As reflected in our Condensed Consolidated Statements of Cash Flows, lower operating cash flows in the first quarter of 2004 when compared to the first quarter of 2003 primarily relate to declines in premiums, partially offset by increases in investment income. Cash flows used in investing activities increased in the first quarter of 2004 as the investment of higher financing cash flow was partially offset by lower operating cash flows.

     Higher cash flow from financing activities during the first quarter of 2004 when compared to the first quarter of 2003 reflects an increase in deposits received from contractholders, partially offset by maturities of institutional products and benefits and withdrawals from contractholders' accounts. For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

We have access to additional borrowing to support liquidity through the Corporation as follows:

- A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2004, the remaining borrowing capacity was $975 million; however, the outstanding balance fluctuates daily.
- Two primary credit facilities and one additional credit facility totaling $1.20 billion to cover short-term liquidity requirements. These consist of a $575 million five-year revolving line of credit expiring in 2006, a $575 million 364-day revolving line of credit expiring in the second quarter of 2004 and a $50 million one-year revolving line of credit expiring in the third quarter of 2004. The right to borrow under the five-year and 364-day facilities is subject to requirements that are customary for facilities of this size, type and purpose. These requirements are currently being met and we expect to continue to meet them in the future. There were no borrowings under any of these lines of credit during the first quarter of 2004. The total amount outstanding at any point in time under the combination of the commercial paper program and the three credit facilities is limited to $1.20 billion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

- The right to issue up to an additional $2.80 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the Securities and Exchange Commission ("SEC") in August 2003.

FORWARD-LOOKING STATEMENTS

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

     These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements are incorporated in this Part I, Item 2 by reference to the information set forth in our Annual Report on Form 10-K, Part II, Item 7, under the caption "Forward-Looking Statements and Risk Factors."

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

     During the fiscal quarter ended March 31, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information required for this Part II, Item 1, is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 3 of the Company's Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               An Exhibit Index has been filed as part of this report on page
               E-1.

          (b) Current Reports on Form 8-K were filed during the first quarter of 2004 on the following dates for the items indicated:

               March 4, 2004, Item 9, regarding results of operations and financial condition for the quarter ended December 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Allstate Life Insurance Company
                                         (Registrant)


May 6, 2004                              By /s/ Samuel H. Pilch
                                            --------------------
                                         Samuel H. Pilch
                                         (chief accounting officer and duly
                                         authorized officer of the Registrant)

     EXHIBIT NO.                            DESCRIPTION
     -----------                            -----------
          15           Acknowledgment of awareness from Deloitte & Touche LLP,
                       dated May 7, 2004, concerning unaudited interim
                       financial information.

         31.1          Rule 13a-14(a) Certification of Principal Executive
                       Officer

         31.2          Rule 13a-14(a) Certification of Principal Financial
                       Officer

          32           Section 1350 Certifications