Form 10-Q
period 2004-06-30
ALLSTATE LIFE INSURANCE CO
filed 2004-08-10
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

Yes ☐    No ☒

As of July 31, 2004, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2004

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2004 and 2003 (unaudited)	1
	Condensed Consolidated Statements of Financial Position as of June 30, 2004 (unaudited) and December 31, 2003	2
	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2004 and 2003 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
	Report of Independent Registered Public Accounting Firm	12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4.	Controls and Procedures	26
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 6.	Exhibits and Reports on Form 8-K	27

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues
Premiums	$151	$204	$302	$521
Contract charges	236	219	470	428
Net investment income	795	760	1,578	1,520
Realized capital gains and losses	(68)	(40)	(95)	(82)

	1,114	1,143	2,255	2,387
Costs and expenses
Contract benefits	313	378	649	845
Interest credited to contractholder funds	463	440	912	872
Amortization of deferred policy acquisition costs	109	85	224	257
Operating costs and expenses	123	118	225	239

	1,008	1,021	2,010	2,213
Loss on disposition of operations	(14)	—	(17)	—

Income from operations before income tax expense and cumulative effect of change in accounting principle, after-tax	92	122	228	174
Income tax expense	37	37	82	50

Income before cumulative effect of change in accounting principle, after-tax	55	85	146	124
Cumulative effect of change in accounting principle, after-tax	—	—	(175)	—

Net income (loss)	$55	$85	$(29)	$124

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $52,594 and $48,401)	$54,624	$51,578
Mortgage loans	6,854	6,354
Equity securities	273	164
Short-term	1,448	765
Policy loans	702	686
Other	520	442

Total investments	64,421	59,989
Cash	108	121
Deferred policy acquisition costs	3,347	3,202
Reinsurance recoverables, net	1,365	1,185
Accrued investment income	574	567
Other assets	617	323
Separate Accounts	13,564	13,425

Total assets	$83,996	$78,812

Liabilities
Contractholder funds	$49,365	$44,914
Reserve for life-contingent contract benefits	10,533	10,480
Unearned premiums	30	32
Payable to affiliates, net	65	114
Other liabilities and accrued expenses	3,933	2,594
Deferred income taxes	438	779
Short-term debt	55	—
Long-term debt	116	45
Separate Accounts	13,564	13,425

Total liabilities	78,099	72,383

Commitments and Contingent Liabilities (Note 5)
Shareholder's Equity
Redeemable preferred stock—series A, $100 par value, 1.5 million shares authorized, 49,230 and 815,460 shares issued and outstanding	5	82
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,077	1,067
Retained income	4,143	4,222
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	667	1,053

Total accumulated other comprehensive income	667	1,053

Total shareholder's equity	5,897	6,429

Total liabilities and shareholder's equity	$83,996	$78,812

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions)	2004	2003
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(29)	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(66)	(83)
Realized capital gains and losses	95	82
Cumulative effect of change in accounting principle	175	—
Interest credited to contractholder funds	912	872
Changes in:
Contract benefit and other insurance reserves	(120)	37
Unearned premiums	1	2
Deferred policy acquisition costs	(146)	(83)
Reinsurance recoverables, net	(96)	(58)
Income taxes payable	(64)	33
Other operating assets and liabilities	30	247

Net cash provided by operating activities	692	1,173

Cash flows from investing activities
Proceeds from sales
Fixed income securities	4,317	3,803
Equity securities	115	50
Investment collections
Fixed income securities	2,196	2,283
Mortgage loans	302	275
Investment purchases
Fixed income securities	(9,998)	(9,328)
Equity securities	(165)	(20)
Mortgage loans	(844)	(479)
Change in short-term investments, net	(2)	521
Change in other investments, net	(47)	(39)

Net cash used in investing activities	(4,126)	(2,934)

Cash flows from financing activities
Change in short-term debt, net	55	95
Redemption of mandatorily redeemable preferred stock	(7)	(8)
Contractholder fund deposits	6,331	4,303
Contractholder fund withdrawals	(2,907)	(2,480)
Dividends paid	(51)	(1)

Net cash provided by financing activities	3,421	1,909

Net (decrease) increase in cash	(13)	148
Cash at beginning of the period	121	252

Cash at end of period	$108	$400

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

        The condensed consolidated financial statements and notes as of June 30, 2004, and for the three-month and six-month periods ended June 30, 2004 and 2003 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2004 presentation, certain amounts in the prior year's condensed consolidated financial statements and notes have been reclassified.

        In August 2004, the boards of directors of ALIC and Glenbrook Life and Annuity Company ("GLAC") approved the merger of GLAC, a consolidated subsidiary of ALIC, into ALIC, expected to be effective January 1, 2005. ALIC will be the surviving legal entity and GLAC will cease to exist as an independent entity. ALIC and GLAC expect to receive all required regulatory approvals.

        Equity securities include common stocks, non-redeemable preferred stocks and limited partnership interests. Common stocks and non-redeemable preferred stocks had a carrying value of $157 million and $83 million, and cost of $147 million and $79 million at June 30, 2004 and December 31, 2003, respectively. Investments in limited partnership interests had a carrying value of $116 million and $81 million at June 30, 2004 and December 31, 2003, respectively.

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $33 million and $34 million for the six months ended June 30, 2004 and 2003, respectively.

Adopted Accounting Standard

Statement of Position No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1")

        On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP affecting the Company require:

  •
  Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;

  •
  Deferral of sales inducements that meet certain criteria, and amortization using the same method used for deferred policy acquisition costs ("DAC"); and

  •
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

  Liabilities for contract guarantees

        The Company offers various guarantees to variable contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), or at specified dates during the accumulation period (accumulation benefits). To manage the risk associated with a portion of its minimum guaranteed death and income benefits, the Company acquired reinsurance for policies issued prior to January 1, 2000. Additionally, the Company hedges death benefits for substantially all contracts issued since January 1, 2003 and accumulation benefits for all contracts issued.

        The table below presents information regarding the Company's variable contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	June 30, 2004
In the event of death
Account value	$13,330
Net amount at risk(1)	$2,284
Average attained age of contractholders	63 years
At annuitization
Account value	$3,710
Net amount at risk(2)	$70
Weighted average waiting period until annuitization options available	8 years
Accumulation at specified dates
Account value	$86
Net amount at risk(3)	$—
Weighted average waiting period until guarantee date	11 years
(1)
Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
(2)
Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.
(3)
Defined as the present value of the guaranteed minimum accumulation balance in excess of the current account balance.

        Account balances of variable contracts' separate accounts with guarantees were invested as follows:

(in millions)	June 30, 2004
Equity securities (including mutual funds)	$12,694
Cash and cash equivalents	636

Total variable contracts' separate account assets with guarantees	$13,330

        The following table summarizes the liabilities for guarantees:

(in millions)	Liability for guarantees related to death benefits	Liability for guarantees related to income benefits	Total
Balance at January 1, 2004	$117	$41	$158
Less reinsurance recoverables	(11)	(2)	(13)

Net balance at January 1, 2004	106	39	145
Incurred guaranteed benefits	17	3	20
Paid guarantee benefits	(30)	—	(30)

Net change	(13)	3	(10)
Net balance at June 30, 2004	93	42	135
Plus reinsurance recoverables	9	—	9

Balance, June 30, 2004 (1)	$102	$42	$144

(1)
Included in the total reserve balance are reserves for variable annuity death benefits of $87 million, variable annuity income benefits of $16 million and other guarantees of $41 million.

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

        DSI activity for the six months ended June 30, 2004 was as follows:

(in millions)
Balance, January 1, 2004	$182
Sales inducements deferred	25
Amortization charged to income	(21)
Effects of unrealized gains and losses	(32)

Balance, June 30, 2004	$154

Pending Accounting Standards

Emerging Issues Task Force Topic No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1")

        In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF 03-1, which is effective for fiscal periods beginning after June 15, 2004. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. An impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value when an impairment is other-than-temporary. Subsequent to an other-than temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position No. 03-3, "Accounting for Loans and Certain Debt Securities Acquired in a Transfer", which allows the accretion of the discount between the carrying value and expected value of a security if the amount and timing of the recognition of that difference in cash is reasonably estimable. EITF 03-1 also indicates that although not presumptive a pattern of selling investments prior to the forecasted recovery may call into question an investor's intent to hold the security until it recovers in value.

        The EITF 03-1 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and to investment securities accounted for under the cost method to the extent an impairment indicator exists or the reporting entity has estimated the fair value of the investment security in connection with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

        The final consensus on EITF 03-1 included additional disclosure requirements incremental to those adopted by the Company effective December 31, 2003 that are effective for fiscal years ending after June 15, 2004.

        The Company is currently evaluating the impact of EITF 03-1 on its process for determining other-than-temporary impairment for the affected securities. More specifically, the Company is analyzing whether subsequent to adoption its portfolio management practices for certain securities classified as available-for-sale pursuant to SFAS No. 115 could be interpreted as a pattern of selling thereby affecting its designated intent to hold such investments for the period necessary to allow for the forecasted recovery of fair value pursuant to the requirements of EITF 03-1. As a result of this analysis, the Company may potentially reclassify to realized capital gains and losses the unrealized net capital gains and losses associated with certain securities classified as available-for-sale.

        Adoption of this standard may:

  •
  Accelerate the timing of recognition of certain impairment losses or otherwise result in impairment losses being recognized when they previously may not have been;

  •
  Result in the designation of certain investment securities as trading;

  •
  Increase the volatility of net income due to:

  •
  The potential recognition of unrealized losses in situations where the Company anticipates a full recovery of certain unrealized losses but does not desire to elect a permanent intent to hold the affected securities, regardless of internal and external facts and circumstances, until such time as they fully recover or mature; and

  •
  Changes in the timing of the recognition of the difference between carrying value and expected settlement value of those debt securities for which an other-than-temporary impairment is taken.

        Adoption of this standard is not expected to have a material impact on shareholder's equity since fluctuations in fair value are already recorded in accumulated other comprehensive income.

2.     Disposition

        The Company disposed of the majority of its direct response distribution business in the first quarter of 2004 and is in the process of disposing of its remaining direct response distribution business. In connection with those disposal activities, the Company recorded an additional loss on disposition of $17 million pre-tax ($11 million after-tax) for the six months ended June 30, 2004.

3.     Reinsurance

        The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Premiums and contract charges
Direct	$509	$501	$1,025	$1,104
Assumed
Affiliate	5	5	9	11
Non-affiliate	(1)	22	4	44
Ceded—non-affiliate	(126)	(105)	(266)	(210)

Premiums and contract charges, net of reinsurance	$387	$423	$772	$949

        The effects of reinsurance on contract benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2004	2003	2004	2003
Contract benefits
Direct	$416	$453	$831	$983
Assumed
Affiliate	5	2	7	2
Non-affiliate	3	10	3	20
Ceded Non-affiliate	(111)	(87)	(192)	(160)

Contract benefits, net of reinsurance	$313	$378	$649	$845

        Included in income tax expense on the Condensed Consolidated Statement of Operations is $6 million of expense related to the write-off of a tax receivable resulting from the termination of a reinsurance agreement with a nonconsolidated affiliate who does not file with ALIC in the consolidated tax return.

4.     Debt

        As of June 30, 2004, debt includes $70 million of mandatorily redeemable preferred stock ("preferred stock") that was reclassified to long-term debt during the second quarter in accordance with the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The reclassification occurred as a result of changes to contractual arrangements between the Company and the holders of the preferred stock resulting in the preferred stock becoming mandatorily redeemable. As of December 31, 2003, the balance of the preferred stock subject to reclassification amounted to $77 million. During the second quarter of 2004, $7 million of this mandatorily redeemable preferred stock was redeemed.

5.     Guarantees and Contingent Liabilities

Guarantees

        The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the par value, was $95 million at June 30, 2004. The obligations associated with these fixed income securities expire at various times during the next seven years.

        Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At June 30,

2004, the amount due under the commercial paper program is $300 million and the cash surrender value of the policies is $309 million. The repayment guarantee expires April 30, 2006.

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

        The aggregate liability balance related to all guarantees was not material as of June 30, 2004.

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

        Regulatory bodies have contacted the Company and have requested information relating to variable insurance products, including such areas as market timing and late trading and sales practices. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to variable insurance products sales and subaccount trading practices. The Company has and will continue to respond to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's condensed consolidated financial position.

Legal proceedings

Background

        The Company and certain of its affiliates are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business. As background to the "Proceedings" described below, please note the following:

  •
  These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that some of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that some of these matters involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

  •
  In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive or treble damages or are not specified. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In those cases where plaintiffs have made a specific demand for monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs' court pleadings bear little relation to the ultimate loss, if any, to the Company.

  •
  For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

  •
  In the opinion of the Company's management, while some of these matters may be material to the Company's operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the condensed consolidated financial condition of the Company.

Proceedings

        Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided below.

        AIC is defending various lawsuits involving worker classification issues. A putative nationwide class action filed by former employee agents includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending this and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

        AIC is also defending certain matters relating to its agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor and a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations. In April 2004, the U.S. Department of Labor notified AIC that it has closed its investigation and contemplates no further action on this matter at this time. In late March 2004, in the EEOC and class action lawsuits, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA. This matter was dismissed with prejudice in late March 2004 by the trial court but will be the subject of further proceedings on appeal. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. AIC is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

        The Company is defending various lawsuits and regulatory proceedings that allege that it engaged in business or sales practices inconsistent with state or federal law. In addition, the company is defending several lawsuits brought by annuitants challenging trading restrictions the company adopted to limit market-timing activity. Plaintiffs seek a variety of remedies including monetary and equitable relief. The Company has been vigorously defending these matters, but their outcome is currently uncertain.

Other actions

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

6.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended June 30,
(in millions)	2004			2003
	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$(907)	$317	$(590)	$393	$(138)	$255
Less: reclassification adjustments	(58)	20	(38)	(41)	14	(27)

Unrealized net capital gains (losses)	(849)	297	(552)	434	(152)	282

Net gains (losses) on derivative financial instruments arising during the period	—	—	—	—	—	—
Less: reclassification adjustments	(4)	1	(3)	1	—	1

Net gains (losses) on derivative financial instruments	4	(1)	3	(1)	—	(1)

Other comprehensive income (loss)	$(845)	$296	(549)	$433	$(152)	281

Net income (loss)			55			85

Comprehensive income (loss)			$(494)			$366

	Six months ended June 30,
(in millions)	2004			2003
	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$(657)	$230	$(427)	$491	$(172)	$319
Less: reclassification adjustments	(62)	22	(40)	(94)	33	(61)

Unrealized net capital gains (losses)	(595)	208	(387)	585	(205)	380

Net gains (losses) on derivative financial instruments arising during the period	—	—	—	—	—	—
Less: reclassification adjustments	(1)	—	(1)	1	—	1

Net gains (losses) on derivative financial instruments	1	—	1	(1)	—	(1)

Other comprehensive income (loss)	$(594)	$208	(386)	$584	$(205)	379

Net income (loss)			(29)			124

Comprehensive income (loss)			$(415)			$503

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company:

        We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the "Company") as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, shareholder's equity, and cash flows for the year then ended, not presented herein. In our report dated February 4, 2004, which report includes an explanatory paragraph as to changes in the Company's methods of accounting for embedded derivatives in modified coinsurance agreements and variable interest entities in 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
August 10, 2004

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

OVERVIEW

        The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as "we", "our", "us", or the "Company"). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2003. We operate as a single segment entity, consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

HIGHLIGHTS

  •
  Revenues decreased by $29 million or 2.5% to $1.11 billion in the second quarter of 2004 from $1.14 billion in the second quarter of 2003 and decreased $132 million or 5.5% to $2.26 billion in the first six months of 2004 from $2.39 billion for the first six months of 2003. The decreases in both periods were due to the effects of the disposal of the majority of our direct response distribution business, lower premiums on immediate annuities with life contingencies and higher realized capital losses, partially offset by higher net investment income and increased contract charges on variable annuities and interest-sensitive life.

  •
  Net income for the second quarter of 2004 decreased 35.3% to $55 million from $85 million for the same period in the prior year. The Company had a net loss of $29 million in the first six months of 2004 compared with net income of $124 million for the same period in the prior year. The decrease in the second quarter of 2004 was primarily attributable to higher realized capital losses, a current period loss on disposition of operations and a higher effective tax rate primarily attributable to tax expenses recorded in connection with the termination of a reinsurance agreement. The decrease in the first six months of 2004 was primarily due to a $175 million after-tax charge related to the cumulative effect of a change in accounting principle for AICPA Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), which was adopted on January 1, 2004. Income before the cumulative effect of change in accounting principle, after-tax, improved 17.7% compared to the first six months of 2003.

  •
  Total investments increased 9.6% as of June 30, 2004 compared to June 30, 2003 due primarily to contractholder deposits. This increase was negatively impacted by a decline in the net unrealized gains on fixed income securities from $4.35 billion at June 30, 2003 to $2.03 billion at June 30, 2004.

  •
  Contractholder deposits totaled $3.59 billion and $6.33 billion for the second quarter and first six months of 2004, respectively, compared to $2.56 billion and $4.30 billion for the second quarter and first six months of 2003, respectively. The increase was primarily attributable to institutional products and fixed annuities.

  •
  When comparing the second quarter and first six months of 2004 to the same periods in the prior year, the disposal of the majority of our direct response distribution business resulted in the following effects.

(in millions)	Three Months Ended June 30, 2004 Compared to the Same Period in the Prior Year	Six Months Ended June 30, 2004 Compared to the Same Period in the Prior Year
Total revenues	$(54)	$(108)
Contract benefits	24	47
Amortization of DAC	7	15
Operating costs and expenses	18	34
Loss on disposition of operations	(2)	(5)
Income tax expense	2	6

Net income	$(5)	$(11)

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

        The following table summarizes premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Premiums
Traditional life	$85	$96	$159	$187
Immediate annuities with life contingencies	66	68	143	251
Other	—	40	—	83

Total premiums	151	204	302	521
Contract charges
Interest-sensitive life	161	154	321	304
Fixed annuities	14	11	28	18
Variable annuities	61	50	121	97
Institutional products	—	3	—	6
Other	—	1	—	3

Total contract charges	236	219	470	428

Total premiums and contract charges	$387	$423	$772	$949

        The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Premiums
Allstate agencies	$74	$56	$127	$109
Specialized brokers	51	68	114	251
Independent agents	11	7	31	14
Direct response	15	73	30	147

Total premiums	151	204	302	521
Contract charges
Allstate agencies	116	108	229	217
Specialized brokers	5	9	12	16
Independent agents	58	56	117	105
Financial institutions and broker/dealers	57	46	112	90

Total contract charges	236	219	470	428

Total premiums and contract charges	$387	$423	$772	$949

        Total premiums decreased 26.0% to $151 million in the second quarter of 2004 and 42.0% to $302 million in the first six months of 2004 compared to the same periods of 2003. The decrease in the second quarter of 2004 compared to the same period in the prior year was attributable to the disposal of the majority of our direct response distribution business, which resulted in lower traditional life and other premiums. The decrease in the first six months of 2004 compared to the same period in the prior year was primarily due to the disposal of the majority of our direct response distribution business and lower premiums on immediate annuities with life contingencies. The declines in immediate annuities with life contingencies were primarily the result of stricter underwriting actions, which reduced sales of large individual contracts.

        Contract charges increased 7.8% to $236 million in the second quarter of 2004 and 9.8% to $470 million in the first six months of 2004 compared to the same periods of 2003. The increase in both periods was primarily due to higher contract charges on variable annuities as a result of overall higher account values in the current periods and increased contract charges on interest-sensitive life products resulting from in force business growth. The higher account values in the current periods were primarily attributable to favorable investment results during 2003 and net deposits, partially offset by surrenders and benefits.

        Contractholder funds represent interest-bearing liabilities arising from the sale of individual products, such as interest-sensitive life and fixed annuities, or institutional products, such as funding agreements. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

        The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Contractholder funds, beginning balance	$46,997	$39,880	$44,914	$38,858
Impact of adoption of SOP 03-1(1)	—	—	421	—
Deposits
Fixed annuities (immediate and deferred)	1,635	1,463	2,851	2,472
Institutional products	1,499	632	2,600	986
Interest-sensitive life	303	225	609	435
Variable annuity and life deposits allocated to fixed accounts	151	237	271	409

Total deposits	3,588	2,557	6,331	4,302
Interest credited	463	440	907	872
Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(584)	(696)	(1,095)	(1,093)
Benefits and withdrawals	(828)	(650)	(1,583)	(1,257)
Contract charges	(145)	(145)	(287)	(278)
Net transfers to separate accounts	(103)	(119)	(234)	(142)
Fair value hedge adjustments for institutional products	(135)	71	(112)	87
Other adjustments	112	55	103	44

Total maturities, benefits, withdrawals and other adjustments	(1,683)	(1,484)	(3,208)	(2,639)

Contractholder funds, ending balance	$49,365	$41,393	$49,365	$41,393

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

        Contractholder deposits increased 40.3% in the second quarter and 47.2% in the first six months of 2004 compared to the same periods in 2003, and average contractholder funds, excluding the impact of adopting SOP 03-1, increased 18.6% in the second quarter and 17.0% in the first six months of 2004 compared to the same periods in 2003 due to increases in institutional product and fixed annuity deposits. Institutional product deposits increased 137.2% and 163.7% in the second quarter and first six months of 2004, respectively, compared to the same periods in 2003, largely due to our assessment of market opportunities. Institutional product deposits included the inaugural offering during the second quarter of 2004 of our newly registered program totaling $800 million. Fixed annuity deposits increased 11.8% and 15.3% in the second quarter and first six months of 2004, respectively, compared to the same periods in 2003. The increases were attributable to higher consumer demand resulting from increasing market interest rates.

        Benefits and withdrawals increased 27.4% in the second quarter and 25.9% in the first six months of 2004 compared to the same periods in 2003. Benefits and withdrawals for the second quarter and first six months of 2004 represent an annualized withdrawal rate of 9.2% and 9.0%, respectively, based on the beginning of period contractholder funds balance excluding institutional product reserves, compared to 8.4% for the second quarter and first six months of 2003. Institutional product maturities declined 16.1% in the second quarter of 2004 compared to the same period in the prior year and were slightly higher in the first six months of 2004 compared to the same period in the prior year.

        Separate accounts liabilities represent contractholders' claims to the related legally segregated separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Separate accounts liabilities, beginning balance	$13,550	$10,553	$13,425	$11,125
Impact of adoption of SOP 03-1(1)	—	—	(204)	—
Variable annuity and life deposits	474	575	961	1,000
Variable annuity and life deposits allocated to fixed accounts	(151)	(237)	(271)	(409)

Net deposits	323	338	690	591
Investment results	45	1,238	361	970
Contract charges	(63)	(54)	(125)	(106)
Net transfers from fixed accounts	103	119	234	142
Surrenders and benefits	(394)	(371)	(817)	(899)

Separate accounts liabilities, ending balance	$13,564	$11,823	$13,564	$11,823

(1)
The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

        Separate accounts liabilities, excluding the impact of adopting SOP 03-1, increased $14 million and $343 million during the second quarter and first six months of 2004, respectively, compared to $1.27 billion and $698 million during the second quarter and first six months of 2003, respectively, as a result of net deposits, transfers from fixed accounts and positive investment results, partially offset by surrenders, benefits paid to contractholders and contract charges. Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option. The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

        Net investment income increased 4.6% in the second quarter of 2004 and 3.8% in the first six months of 2004 compared to the same periods in 2003. The increases in both periods were the result of the effect of higher portfolio balances and increased income on partnership interests, partially offset by lower portfolio yields. Higher portfolio balances resulted from the investment of cash flows from operating and financing activities. Total investments as of June 30, 2004, increased 9.6% from June 30, 2003 due primarily to contractholder deposits, partially offset by a decline in unrealized capital gains on fixed income securities. The lower portfolio yields were primarily due to purchases of fixed income securities with yields lower than the current portfolio average.

        Net income analysis is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Premiums	$151	$204	$302	$521
Contract charges	236	219	470	428
Net investment income	795	760	1,578	1,520
Periodic settlements and accruals on non-hedge derivative instruments	12	2	18	5
Contract benefits	(313)	(378)	(649)	(845)
Interest credited to contractholder funds(1)	(455)	(440)	(891)	(872)

Gross margin	426	367	828	757
Amortization of DAC and DSI	(112)	(73)	(225)	(232)
Operating costs and expenses	(123)	(118)	(225)	(239)
Income tax expense	(73)	(56)	(136)	(90)
Realized capital gains and losses, after-tax	(44)	(27)	(61)	(53)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(3)	(7)	(13)	(16)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(7)	(1)	(11)	(3)
Loss on disposition of operations, after-tax	(9)	—	(11)	—
Cumulative effect of change in accounting principle, after-tax	—	—	(175)	—

Net income (loss)	$55	$85	$(29)	$124

(1)
Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $8 million in the second quarter of 2004 and $21 million in the first six months of 2004. Prior periods have not been restated.

        Gross margin, a non-GAAP measure, represents premiums and contract charges and net investment income, less contract benefits and interest credited to contractholder funds. We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio. Additionally, for many of our products, including fixed annuities, variable contracts, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Gross margin is comprised of four components that are utilized to further analyze the business: investment margin, benefit margin, maintenance charges and surrender charges. We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is reconciled to GAAP net income in the table above.

        The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended June 30,
	Investment Margin		Benefit Margin		Maintenance Charges		Surrender Charges		Gross Margin
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Premiums	$—	$—	$151	$204	$—	$—	$—	$—	$151	$204
Contract charges	—	—	128	120	91	81	17	18	236	219
Net investment income	795	760	—	—	—	—	—	—	795	760
Periodic settlements and accruals on non-hedge derivative instruments(1)	12	2	—	—	—	—	—	—	12	2
Contract benefits	(125)	(129)	(188)	(249)	—	—	—	—	(313)	(378)
Interest credited to contractholder funds(2)	(455)	(440)	—	—	—	—	—	—	(455)	(440)

	$227	$193	$91	$75	$91	$81	$17	$18	$426	$367

	Six Months Ended June 30,
	Investment Margin		Benefit Margin		Maintenance Charges		Surrender Charges		Gross Margin
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Premiums	$—	$—	$302	$521	$—	$—	$—	$—	$302	$521
Contract charges	—	—	250	231	183	160	37	37	470	428
Net investment income	1,578	1,520	—	—	—	—	—	—	1,578	1,520
Periodic settlements and accruals on non-hedge derivative instruments(1)	18	5	—	—	—	—	—	—	18	5
Contract benefits	(256)	(256)	(393)	(589)	—	—	—	—	(649)	(845)
Interest credited to contractholder funds(2)	(891)	(872)	—	—	—	—	—	—	(891)	(872)

	$449	$397	$159	$163	$183	$160	$37	$37	$828	$757

(1)
Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)
Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $8 million in the second quarter of 2004 and $21 million in the first six months of 2004. Prior periods have not been restated.

        Gross margin increased 16.1% in the second quarter and 9.4% in the first six months of 2004 compared to the same periods of 2003. The increase in the second quarter was due to increased investment margin, benefit margin and maintenance charges. The increase in the first six months was due to increased investment margin and higher maintenance charges, partly offset by a decrease in the benefit margin.

        Investment margin is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits. We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers ("spread") during a fiscal period.

        Investment margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Life insurance	$41	$40	$85	$81
Annuities	156	130	304	267
Institutional products	30	23	60	49

Total investment margin	$227	$193	$449	$397

        Investment margin increased 17.6% in the second quarter of 2004 and 13.1% in the first six months of 2004 compared to the same periods of 2003. The increases in both periods were primarily due to an increase in contractholder funds and improved yields on investments supporting capital, traditional life and other products.

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2004	2003	2004	2003	2004	2003
Interest-sensitive life	6.6%	6.9%	4.7%	4.9%	1.9%	2.0%
Fixed annuities—deferred	5.8	6.5	4.1	4.7	1.7	1.8
Fixed annuities—immediate	7.6	7.9	6.9	7.2	0.7	0.7
Institutional	2.8	3.6	1.8	2.7	1.0	0.9
Investments supporting capital, traditional life and other products	6.8	6.0	N/A	N/A	N/A	N/A

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2004	2003	2004	2003	2004	2003
Interest-sensitive life	6.6%	7.0%	4.7%	5.0%	1.9%	2.0%
Fixed annuities—deferred	5.8	6.6	4.1	4.7	1.7	1.9
Fixed annuities—immediate	7.6	7.9	6.9	7.2	0.7	0.7
Institutional	2.9	3.7	1.9	2.7	1.0	1.0
Investments supporting capital, traditional life and other products	6.9	6.1	N/A	N/A	N/A	N/A

        In the second quarter and first six months of 2004 compared to the same periods in the prior year, the yield on the capital, traditional life and other products investment portfolio improved due to more effective cash management and higher investment income realized on investments accounted for using the equity method of accounting. These increases were partially offset by a decline in fixed annuity investment spreads as investment yield declines were not fully offset by crediting rate reductions in each of the comparable periods. The weighted average interest crediting rates on fixed annuity and interest-sensitive life products in force, excluding market value adjusted annuities, were approximately 45 basis points more than the underlying long-term guaranteed rates on these products as of June 30, 2004. The crediting rate on approximately 50% of these contracts was at the contractually guaranteed minimum rate as of June 30, 2004.

        The following table summarizes the liabilities for these contracts and policies.

	June 30,
(in millions)	2004	2003
Interest-sensitive life	$6,923	$6,217
Fixed annuities—deferred	27,804	23,282
Fixed annuities—immediate	10,280	9,662
Institutional	11,187	8,623

	56,194	47,784
Life-contingent contracts	3,141	3,112
FAS 133 market value adjustment	458	513
Ceded reserves and other	105	509

Total contractholder funds and reserve for life-contingent contract benefits	$59,898	$51,918

        Benefit margin is a component of gross margin, both of which are non-GAAP measures. Benefit margin represents premiums and cost of insurance contract charges less contract benefits. Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin, and mortality charges on variable annuities, which are included as a component of maintenance charges. We use the benefit margin to evaluate our underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

        Benefit margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Life insurance	$104	$114	$195	$230
Annuities	(13)	(39)	(36)	(67)

Total benefit margin	$91	$75	$159	$163

        Benefit margin increased 21.3% in the second quarter of 2004 compared to the same period in the prior year as the decline resulting from the disposal of the majority of our direct response distribution business was more than offset by lower expenses related to guaranteed minimum death benefits ("GMDBs") on variable annuities and growth and lower mortality benefits on our traditional and interest-sensitive life products. Benefit margin declined 2.5% in the first six months of 2004 compared to the same period in 2003 as the disposal of the majority of our direct response distribution business more than offset growth and lower mortality benefits on our traditional and interest-sensitive life products and lower expenses related to GMDBs on variable annuities.

        As required by SOP 03-1, as of January 1, 2004, a reserve was established for GMDBs and guaranteed minimum income benefits ("GMIBs"), which in previous periods, in the case of GMDBs, were expensed as paid. Under the SOP, we anticipate that the benefit margin will be less volatile in the future, as contract benefit expense pertaining to GMDBs and GMIBs will be proportionate to the related revenue rather than cash payments made during the period. Included in the benefit margin for the second quarter and first six months of 2004 are additions to the reserve for guarantees of $5 million and $20 million, respectively, net of reinsurance. Included in the benefit margin for the second quarter and first six months of 2003 are GMDB payments of $27 million and $48 million, respectively, net of reinsurance, hedging gains and losses and other contractual arrangements. For further explanation of the impacts of the adoption of this accounting guidance, see Note 1 to the Condensed Consolidated Financial Statements.

        Amortization of DAC and DSI increased 53.4% in the second quarter of 2004 compared to the same period in the prior year as higher gross margin on fixed annuities and variable products resulted in increased amortization, which was partially offset by the elimination of DAC amortization on the direct response distribution business that was sold in January of 2004. Amortization of DAC and DSI decreased 3.0% in the first six months of 2004 compared to the same period in the prior year as higher amortization due to increased gross margin on fixed annuities and variable products was more than offset by amortization acceleration

(commonly referred to as "DAC unlocking") totaling $89 million in the first six months of 2003 and the elimination of DAC amortization on the direct response distribution business sold in January of 2004.

        The adoption of SOP 03-1 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC. Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $124 million. This reduction was recognized as a cumulative effect of a change in accounting principle.

        Operating costs and expenses increased 4.2% in the second quarter of 2004 compared to the same period in the prior year and decreased 5.9% in the first six months of 2004 compared to the same period in the prior year. The following table summarizes operating costs and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Non-deferrable acquisition costs	$38	$32	$69	$82
Other operating costs and expenses	85	86	156	157

Total operating costs and expenses	$123	$118	$225	$239

        The increase in total operating costs and expenses in the second quarter of 2004 compared to the same period in the prior year was primarily the result of higher non-deferrable commissions, such as renewal and trail commissions, partially offset by the disposal of the majority of our direct response distribution business. For the first six months of 2004 compared to the same period in the prior year, total operating costs and expenses decreased as the disposal of the majority of our direct response distribution business more than offset the higher non-deferrable commissions and higher employee expenses.

INVESTMENTS

        The composition of the investment portfolio at June 30, 2004 is presented in the table below.

(in millions)	Investments	Percent to total
Fixed income securities(1)	$54,624	84.8%
Mortgage loans	6,854	10.6
Equity securities	273	0.4
Short-term	1,448	2.3
Policy loans	702	1.1
Other including derivatives	520	0.8

Total	$64,421	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $52.59 billion.

        Total investments increased to $64.42 billion at June 30, 2004 from $59.99 billion at December 31, 2003 primarily due to positive cash flows from operating and financing activities and increased funds associated with securities lending, partially offset by decreased unrealized gains on fixed income securities.

        Total investments at amortized cost related to collateral, primarily due to securities lending, increased to $3.04 billion at June 30, 2004, from $1.92 billion at December 31, 2003.

        At June 30, 2004, 92.8% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a Moody's equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating, when an external rating is not available.

        The unrealized net capital gains on fixed income and equity securities at June 30, 2004 were $2.03 billion, a decrease of $1.15 billion or 36.1% since December 31, 2003. The net unrealized gain for the fixed income portfolio totaled $2.03 billion, comprised of $2.61 billion of unrealized gains and $580 million of unrealized losses at June 30, 2004. This is compared to a net unrealized gain for the fixed income portfolio totaling $3.18 billion at December 31, 2003, comprised of $3.47 billion of unrealized gains and $294 million of unrealized losses. Increases in gross unrealized losses were primarily attributable to rising market interest rates. The total decrease in net unrealized gains for the fixed income portfolio was $1.15 billion, of which $1.08 billion or 94.5% was related to investment grade securities. The total increase in gross unrealized losses for the fixed income portfolio was $286 million, of which $286 million or 100.0% was related to investment grade securities.

        Of the gross unrealized losses in the fixed income portfolio at June 30, 2004, $507 million or 87.4% were related to investment grade securities and are believed to be a result of the interest rate environment. Of the remaining $73 million of losses in the fixed income portfolio, $56 million or 76.7% was concentrated in the corporate fixed income portfolio and was primarily comprised of securities in the transportation, consumer goods and basic industry sectors. The gross unrealized losses in these sectors were primarily company specific or interest rate related. Approximately $27 million of the gross unrealized losses on the corporate fixed income portfolio and $8 million of the gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were depressed due to company specific issues and economic issues related to fuel costs. We expect eventual recovery of these securities and the related sectors. Every security was included in our portfolio monitoring process.

        The net unrealized gain for the equity portfolio totaled $10 million, comprised of $12 million of unrealized gains and $2 million of unrealized losses at June 30, 2004. This is compared to a net unrealized gain for the equity portfolio totaling $4 million at December 31, 2003. Within the equity portfolio, the losses were primarily concentrated in the consumer goods and technology sectors. The losses in these sectors were company and sector specific. We expect eventual recovery of these securities and the related sectors. Every security was included in our portfolio monitoring process.

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

        The following table summarizes problem, restructured and potential problem fixed income securities.

(in millions)	June 30, 2004			December 31, 2003
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$128	$126	0.2%	$167	$155	0.3%
Restructured	46	48	0.1	42	46	0.1
Potential problem	237	243	0.5	259	255	0.5

Total net carrying value	$411	$417	0.8%	$468	$456	0.9%

Cumulative write-downs recognized	$244			$228

        We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of June 30, 2004 compared to December 31, 2003. The decrease was primarily related to the sale of holdings in these categories due to specific developments causing a change in our outlook and intent to hold those securities.

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

        Net Realized Capital Gains and Losses    The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2004	2003	2004	2003
Investment write-downs	$(11)	$(61)	$(45)	$(118)
Dispositions	(47)	40	(12)	55
Valuation of derivative instruments	(18)	(19)	(38)	(25)
Settlement of derivative instruments	8	—	—	6

Realized capital gains and losses, pretax	(68)	(40)	(95)	(82)
Income tax benefit	24	13	34	29

Realized capital gains and losses, after-tax	$(44)	$(27)	$(61)	$(53)

        Dispositions in the above table include sales and other transactions such as calls and prepayments. We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. Recognizing in certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations, we can subsequently change our previous intent to continue holding a security.

        The losses on dispositions in the second quarter of 2004 were related to sales of securities that were sold in recognition of relative value opportunities. The proceeds from these sales were reinvested in higher yielding securities.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholder's equity and debt, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

(in millions)	June 30, 2004	December 31, 2003
Redeemable preferred stock	$5	$82
Common stock, retained earnings and other shareholder's equity items	5,225	5,294
Accumulated other comprehensive income	667	1,053

Total shareholder's equity	5,897	6,429
Debt	171	45

Total capital resources	$6,068	$6,474

        Shareholder's equity decreased $532 million as of June 30, 2004 when compared to December 31, 2003, primarily as a result of a decrease in unrealized net capital gains on fixed income securities, a net loss, dividends to Allstate Insurance Company ("AIC") totaling $50 million and the reclassification of a portion of redeemable preferred stock to long-term debt.

        Debt as of June 30, 2004, includes $70 million of mandatorily redeemable preferred stock that was reclassified to long-term debt during the second quarter of 2004 in accordance with the provisions of Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The reclassification occurred as a result of changes to contractual arrangements between us and the holder of the stock. These changes resulted in the stock, which was formerly reflected as a component of redeemable preferred stock on the condensed consolidated statements of financial position, becoming mandatorily redeemable. As of December 31, 2003, the balance of the stock subject to reclassification amounted to $77 million. During the second quarter of 2004, $7 million of this stock was redeemed.

        In addition, debt as of June 30, 2004, also reflects $46 million related to the debt of an investment security consolidated under the provisions of Financial Accounting Standards Board Interpretation No. 46 and short-term debt of $55 million issued to The Allstate Corporation (the "Corporation") pursuant to an intercompany loan. For the consolidated investment security, we have no legal ownership of the assets and no obligation to repay the debt, and the holders of this debt have no recourse to the equity of the Company, as the sole source of payment of the liabilities is the assets. The intercompany loan agreement is at the discretion of the Corporation and the maximum amount of loans the Corporation will have outstanding to all of its eligible subsidiaries at any given point in time is limited to $1.00 billion.

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

        Liquidity Sources and Uses    As reflected in our condensed consolidated statements of cash flows, lower operating cash flows in the first six months of 2004 when compared to the first six months of 2003 primarily relate to declines in premiums, partially offset by increases in investment income. Cash flows used in investing activities increased in the first six months of 2004 as the investment of higher financing cash flow from contractholder funds was partially offset by lower operating cash flows.

        Higher cash flow from financing activities during the first six months of 2004 when compared to the first six months of 2003 reflects an increase in deposits received from contractholders, partially offset by maturities of institutional products and benefits and withdrawals from contractholders' accounts. For quantification of the changes in contractholder funds, see the Operating section of the MD&A.

        We have access to additional borrowing to support liquidity through an intercompany loan agreement with the Corporation, which includes the following funding sources:

  •
  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of June 30, 2004, the remaining borrowing capacity was $807 million; however, the outstanding balance fluctuates daily.

  •
  In June 2004, the Corporation replaced its primary credit facilities. It currently maintains one primary credit facility and one additional credit facility totaling $1.05 billion to cover short-term liquidity requirements. The primary facility is a $1 billion five-year revolving line of credit expiring in 2009. It contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. The other facility is a $50 million one-year revolving line of credit expiring in the third quarter of 2004 but was renewed in July 2004 for an additional year. The right to borrow under the five-year facility is subject to requirements to maintain a 37.5% debt to capital resources ratio and has no ratings triggers. These requirements are currently being met and we expect to continue to meet them in the future. There were no borrowings under either of these lines of credit during the first six months of 2004. The total amount outstanding at any point in time under the combination of the commercial paper program and the two credit facilities cannot exceed the amount that can be borrowed under the credit facilities.

  •
  The Corporation has the right to issue up to an additional $2.80 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the SEC in August 2003.

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

        During the fiscal quarter ended June 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 3 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  An Exhibit Index has been filed as part of this report on page E-1.

  (b)
  Current Reports on Form 8-K were filed during the second quarter of 2004 on the following dates for the items indicated:

  April 26, 2004, Item 9, regarding results of operations and financial condition for the quarter ended March 31, 2004.

  May 7, 2004, Item 12, regarding results of operations and financial condition for the quarter ended March 31, 2004 and years ended December 31, 2003, 2002 and 2001.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company (Registrant)

August 10, 2004	By	/s/ SAMUEL H. PILCH Samuel H. Pilch (chief accounting officer and duly authorized officer of the Registrant)

Exhibit No.	Description
10.1	Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and Certain Affiliates, effective January 1, 2004. (As of August 9, 2004, some regulatory approvals and board approval are pending.)
10.2	Administrative Services Agreement between Allstate Life Insurance Company and Columbia Universal Life Insurance Company, effective June 1, 2004.
10.3	Reinsurance Agreement between Allstate Life Insurance Company and Columbia Universal Life Insurance Company, effective June 1, 2004.
10.4	First Amendment to Reinsurance Agreement between Allstate Life Insurance Company and Columbia Universal Life Insurance Company, effective July 1, 2004.
10.5	Amended and Restated Reinsurance Agreement between Allstate Life Insurance Company and Columbia Universal Life Insurance Company, effective June 1, 2004.
10.6	First Amendment to Amended and Restated Reinsurance Agreement between Allstate Life Insurance Company and Columbia Universal Life Insurance Company, effective July 1, 2004.
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 10, 2004, concerning unaudited interim financial information
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1