Form 10-Q
period 2004-09-30
ALLSTATE LIFE INSURANCE CO
filed 2004-11-10
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Registrant’s telephone number, including area code: 847/402-5000

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

Yes ☐            No ☒

As of October 31, 2004, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues
Premiums	$141	$204	$443	$725
Contract charges	244	214	714	642
Net investment income	828	775	2,406	2,295
Realized capital gains and losses	(52)	10	(147)	(72)
	1,161	1,203	3,416	3,590

Costs and expenses
Contract benefits	332	351	981	1,196
Interest credited to contractholder funds	485	447	1,397	1,319
Amortization of deferred policy acquisition costs	126	98	350	355
Operating costs and expenses	104	122	329	361
	1,047	1,018	3,057	3,231

Loss on disposition of operations	—	(13)	(17)	(13)

Income from operations before income tax expense and cumulative effect of change in accounting principle, after-tax	114	172	342	346

Income tax expense	38	53	120	103

Income before cumulative effect of change in accounting principle, after-tax	76	119	222	243

Cumulative effect of change in accounting principle, after-tax	—	—	(175)	—

Net income	$76	$119	$47	$243

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $53,946 and $48,401)	$57,360	$51,578
Mortgage loans	7,240	6,354
Equity securities	285	164
Short-term	1,995	765
Policy loans	705	686
Other	523	442

Total investments	68,108	59,989

Cash	218	121
Deferred policy acquisition costs	3,039	3,202
Reinsurance recoverables, net	1,399	1,185
Accrued investment income	610	567
Other assets	495	323
Separate Accounts	13,313	13,425

Total assets	$87,182	$78,812

Liabilities
Contractholder funds	$51,376	$44,914
Reserve for life-contingent contract benefits	11,010	10,480
Unearned premiums	31	32
Payable to affiliates, net	63	114
Other liabilities and accrued expenses	4,492	2,594
Deferred income taxes	609	779
Long-term debt	110	45
Separate Accounts	13,313	13,425

Total liabilities	81,004	72,383

Commitments and Contingent Liabilities (Note 5)

Shareholder’s Equity
Redeemable preferred stock – series A, $100 par value, 1.5 million shares authorized, 49,230 and 815,460 shares issued and outstanding	5	82
Redeemable preferred stock – series B, $100 par value, 1.5 million shares authorized, none issued
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,077	1,067
Retained income	4,069	4,222
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	1,022	1,053

Total accumulated other comprehensive income	1,022	1,053

Total shareholder’s equity	6,178	6,429

Total liabilities and shareholder’s equity	$87,182	$78,812

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in millions)	2004	2003
	(Unaudited)
Cash flows from operating activities
Net income	$47	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(104)	(127)
Realized capital gains and losses	147	72
Cumulative effect of change in accounting principle	175	—
Interest credited to contractholder funds	1,397	1,319
Changes in:
Contract benefit and other insurance reserves	(185)	30
Unearned premiums	2	3
Deferred policy acquisition costs	(227)	(186)
Reinsurance recoverables, net	(131)	(101)
Income taxes payable	(26)	42
Other operating assets and liabilities	(54)	150
Net cash provided by operating activities	1,041	1,445
Cash flows from investing activities
Proceeds from sales
Fixed income securities	6,306	6,171
Equity securities	159	63
Investment collections
Fixed income securities	3,264	3,495
Mortgage loans	525	506
Investment purchases
Fixed income securities	(14,315)	(14,786)
Equity securities	(225)	(32)
Mortgage loans	(1,422)	(866)
Change in short-term investments, net	16	321
Change in other investments, net	(81)	(35)
Net cash used in investing activities	(5,773)	(5,163)
Cash flows from financing activities
Redemption of mandatorily redeemable preferred stock	(13)	(11)
Contractholder fund deposits	9,722	7,492
Contractholder fund withdrawals	(4,680)	(3,889)
Dividends paid	(200)	(27)
Net cash provided by financing activities	4,829	3,565
Net increase (decrease) in cash	97	(153)
Cash at beginning of the period	121	252
Cash at end of period	$218	$99

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Allstate Life Insurance Company (“ALIC”) and its wholly owned subsidiaries (together with ALIC, the “Company”). ALIC is wholly owned by Allstate Insurance Company (“AIC”), a wholly owned subsidiary of The Allstate Corporation (the “Corporation”).

The condensed consolidated financial statements and notes as of September 30, 2004, and for the three-month and nine-month periods ended September 30, 2004 and 2003 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2004 presentation, certain amounts in the prior year’s condensed consolidated financial statements and notes have been reclassified.

Equity securities include common stocks, non-redeemable preferred stocks and limited partnership interests.  Common stocks and non-redeemable preferred stocks had a carrying value of $153 million and $83 million, and cost of $147 million and $79 million at September 30, 2004 and December 31, 2003, respectively.  Investments in limited partnership interests had a carrying value of $132 million and $81 million at September 30, 2004 and December 31, 2003, respectively.

Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $38 million for both the nine months ended September 30, 2004 and 2003.

In August 2004, the boards of directors of ALIC and Glenbrook Life and Annuity Company (“GLAC”) approved the merger of GLAC, a consolidated wholly owned subsidiary of ALIC, into ALIC, expected to be effective January 1, 2005.  ALIC will be the surviving legal entity and GLAC will cease to exist as an independent entity.  ALIC and GLAC expect to receive all required regulatory approvals.

Adopted Accounting Standards

Statement of Position No. 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”)

On January 1, 2004, the Company adopted SOP 03-1.  The major provisions of the SOP affecting the Company require:

•                  Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;

•                  Deferral of sales inducements that meet certain criteria, and amortization using the same method used for deferred policy acquisition costs (“DAC”); and

•                  Reporting and measuring assets and liabilities of certain separate accounts products as investments and contractholder funds rather than as separate accounts assets and liabilities when specified criteria are present.

Effects of adoption

The cumulative effect of the change in accounting principle from implementing SOP 03-1 was a loss of $175 million, after-tax ($269 million, pre-tax).  It was comprised of an increase in benefits reserves (primarily for variable annuity contracts) of $145 million, pre-tax, and a reduction in DAC and deferred sales inducements (“DSI”) of $124 million, pre-tax.

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

The table below presents information regarding the Company’s variable contracts with guarantees.  The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	September 30, 2004

In the event of death
Account value	$13,056
Net amount at risk (1)	$2,398
Average attained age of contractholders	63 years

At annuitization
Account value	$3,626
Net amount at risk (2)	$86
Weighted average waiting period until annuitization options available	7 years

Accumulation at specified dates
Account value	$377
Net amount at risk (3)	$—
Weighted average waiting period until guarantee date	11 years

(1)          Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(2)          Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.

(3)          Defined as the present value of the guaranteed minimum accumulation balance in excess of the current account balance.

Account balances of variable contracts’ separate accounts with guarantees were invested as follows:

(in millions)	September 30, 2004

Equity securities (including mutual funds)	$12,384
Cash and cash equivalents	672
Total variable contracts’ separate account assets with guarantees	$13,056

The following table summarizes the liabilities for guarantees:

(in millions)	Liability for guarantees related to death benefits	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation benefits	Total

Balance at January 1, 2004	$118	$41	$—	$159
Less reinsurance recoverables	(12)	(2)	—	(14)
Net balance at January 1, 2004	106	39	—	145
Incurred guaranteed benefits	30	5	1	36
Paid guarantee benefits	(49)	—	—	(49)
Net change	(19)	5	1	(13)
Net balance at September 30, 2004	87	44	1	132
Plus reinsurance recoverables	10	—	—	10
Balance, September 30, 2004 (1)	$97	$44	$1	$142

(1)          Included in the total reserve balance are reserves for variable annuity death benefits of $81 million, variable annuity income benefits of $17 million, variable annuity accumulation benefits of $1 million and other guarantees of $43 million.

The liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments.  The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges.  For guarantees related to death benefits, benefits represent the current guaranteed minimum death benefit payments in excess of the current account balance.  For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuity benefits in excess of the current account balance.

Projected benefits and contract charges used in determining the liability for guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected gross profits.  Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based on factors such as the extent of benefit to the potential annuitant, eligibility conditions and the annuitant’s attained age.  The liability for guarantees will be re-evaluated periodically, and adjustments will be made to the liability balance through a charge or credit to contract benefits.

Guarantees related to accumulation benefits are considered to be derivative financial instruments; therefore, the liability for accumulation benefits is established based on its fair value.

Deferred sales inducements

Costs related to sales inducements offered on sales to new customers, principally on investment contracts and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets.  All other sales inducements are expensed as incurred and included in interest credited to contractholder funds on the Condensed Consolidated Statements of Operations.  DSI is amortized to income using the same methodology and assumptions as DAC, and included in interest credited to contractholder funds.  DSI is periodically reviewed for recoverability and written down when necessary.

DSI activity for the nine months ended September 30, 2004 was as follows:

(in millions)

Balance, January 1, 2004	$99
Sales inducements deferred	40
Amortization charged to income	(26)
Effects of unrealized gains and losses	6
Balance, September 30, 2004	$119

Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) and FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF 03-1-1”)

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF 03-1, which was to be effective for fiscal periods beginning after June 15, 2004.  EITF 03-1 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is temporary or other-than-temporary.  An impairment loss should be recognized equal to the difference between the investment’s carrying value and its fair value when an impairment is other-than-temporary. Subsequent to an other-than temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position No. 03-3, “Accounting for Loans and Certain Debt Securities Acquired in a Transfer”, which allows the accretion of the discount between the carrying value and expected value of a security if the amount and timing of the receipt of the expected cash flows is reasonably estimable.  EITF 03-1 also indicates that although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until it recovers in value or otherwise matures.

The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method. The final consensus on EITF 03-1 included additional disclosure requirements incremental to those adopted by the Company effective December 31, 2003 that will be effective December 31, 2004. In September 2004, the FASB issued FSP EITF Issue 03-1-1, which deferred the effective date of the impairment measurement and recognition provisions contained in paragraphs 10-20 of EITF 03-1 until proposed FSP EITF 03-1-a is issued. (See Pending Accounting Standard.)

Pending and Recently Issued Accounting Standards

American Institute of Certified Public Accountants ("AICPA") Technical Practice Aid ("TPA") re. SOP 03-1

In September 2004, the staff of the AICPA, aided by industry experts, issued a set of technical questions and answers on financial accounting and reporting issues related to SOP 03-1 that will be included in the AICPA's TPAs. The TPA addresses a number of issues related to SOP 03-1 including when it is necessary to establish a liability in addition to the account balance for certain contracts that meet the definition of an insurance contract and have amounts assessed against the contractholder in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function. The Company is in the process of evaluating the impact of the TPA. The impact of the TPA is not expected to be material to the Company's Condensed Consolidated Statements of Operations or Financial Position.

FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF Issue 03-1-a”).

In September 2004, the FASB issued proposed FSP EITF 03-1-a, that addresses the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of increases in interest rates, and/or credit sector spread.  Thereafter, in connection with its decision to defer the effective date of paragraphs 10–20 of EITF 03-1 through the issuance of FSP EITF Issue 03-1-1, the FASB requested from its constituents information about both the issues set forth in FSP EITF 03-1-a as well as the issues that arose during the FSP EITF 03-1-b, “Effective Date of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, comment letter process.

Due to the uncertainty as to how all of the relevant outstanding issues will be resolved, the Company is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued.  Adoption of paragraphs 10-20 of EITF 03-1 may have a material impact on the Company’s Condensed Consolidated Statements of Operation but is not expected to have a material impact on the Company’s Condensed Consolidated Statements of Financial Position since fluctuations in fair value are already recorded in accumulated other comprehensive income.

2.              Disposition

The Company disposed of the majority of its direct response distribution business in the first quarter of 2004 and is in the process of disposing of its remaining direct response distribution business. In connection with those disposal activities, the Company recorded a loss on disposition of $17 million pre-tax ($11 million after-tax)  for the nine months ended September 30, 2004.

3.              Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003

Premiums and contract charges
Direct	$516	$487	$1,541	$1,591
Assumed
Affiliate	4	4	13	15
Non-affiliate	2	22	6	66
Ceded–non-affiliate	(137)	(95)	(403)	(305)
Premiums and contract charges, net of reinsurance	$385	$418	$1,157	$1,367

The effects of reinsurance on contract benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003

Contract benefits
Direct	$430	$426	$1,261	$1,409
Assumed
Affiliate	3	2	10	4
Non-affiliate	1	14	4	34
Ceded–non-affiliate	(102)	(91)	(294)	(251)
Contract benefits, net of reinsurance	$332	$351	$981	$1,196

For the nine-month period ended September 30, 2004, income tax expense on the Condensed Consolidated Statement of Operations includes $6 million of expense related to the write-off of a tax receivable resulting from the termination of a reinsurance agreement with a nonconsolidated affiliate that does not file with ALIC in the consolidated tax return.

4.              Debt

As of September 30, 2004, debt includes $64 million of mandatorily redeemable preferred stock (“preferred stock”) that was reclassified to long-term debt during the second quarter of 2004 in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  The reclassification occurred as a result of changes to contractual arrangements between the Company and the holders of the preferred stock resulting in the preferred stock becoming mandatorily redeemable.  As of December 31, 2003, the balance of the preferred stock subject to reclassification amounted to $77 million.  During the first nine months of 2004, $13 million of this mandatorily redeemable preferred stock was redeemed.

5.              Guarantees and Contingent Liabilities

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the par value, was $90 million at September 30, 2004.  The obligations associated with these fixed income securities expire at various times during the next seven years.

Lincoln Benefit Life Company (“LBL”), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program.  LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts.  At September 30, 2004, the amount due under the commercial paper program is $302 million and the cash surrender value of the policies is $309 million.  The repayment guarantee expires April 30, 2006.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2004.

Regulation

The Company is subject to changing social, economic and regulatory conditions.  Recent state and federal regulatory initiatives and proceedings have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

Regulatory bodies have contacted the Company and have requested information relating to variable insurance products, including such areas as market timing and late trading and sales practices. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to variable insurance products sales and subaccount trading practices. The Company has and will continue to respond to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company’s consolidated financial position.

Legal Proceedings

Background

The Company and certain of its affiliates are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business.   As background to the “Proceedings” sub-section below, please note the following:

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

•                  In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought include punitive or treble damages or are not specified.  Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings.  In those cases where plaintiffs have made a specific demand for monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case.  This represents the maximum they can seek without risking removal from state court to federal court.  In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, to the Company.

•                  For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time.  The Company reviews these matters on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the consolidated financial condition of the Company.

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

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization.  AIC is also defending another action, in which a class was certified in June 2004, filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted claims under ERISA and for constructive discharge, and are seeking the benefits provided in connection with the reorganization.  AIC has asked the court to reconsider its class certification ruling.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA.  This matter was dismissed with prejudice in late March 2004 by the trial court but will be the subject of further proceedings on appeal.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. AIC is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

The Company is defending various lawsuits and regulatory proceedings that allege that it engaged in business or sales practices inconsistent with state or federal law.  In addition, the Company is defending a number of lawsuits brought by plaintiffs challenging trading restrictions the Company adopted in an effort to limit market-timing activity in its variable annuity sub-accounts.  In one case, plaintiffs’ motion for summary judgment on their breach of contract claims was granted and the matter will proceed to trial on damages pending the Company’s request for an interlocutory appeal.   In these various lawsuits, plaintiffs seek a variety of remedies including monetary and equitable relief.  The Company has been vigorously defending these matters, but their outcome is currently uncertain.

Other Matters

The Corporation and its affiliates, including the Company, have received interrogatories and demands to produce information from several regulatory and enforcement authorities.  These authorities are seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, are seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging.  Published press reports have indicated that numerous demands of this nature have been sent to insurance companies as part of industry-wide investigations.  The Corporation intends to cooperate fully with these and any similar requests for information.

Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts.  This litigation is based on a variety of issues including insurance and claim settlement practices. The outcome of these disputes is currently unpredictable.  However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

6.              Other Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended September 30,
	2004			2003
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net capital gains and losses and net gains and losses on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$494	$(173)	$321	$(315)	$110	$(205)
Less: reclassification adjustments	(52)	18	(34)	11	(4)	7
Unrealized net capital gains (losses)	546	(191)	355	(326)	114	(212)
Net gains (losses) on derivative financial instruments arising during the period	—	—	—	—	—	—
Less: reclassification adjustments	(1)	1	—	—	—	—
Net gains (losses) on derivative financial instruments	1	(1)	—	—	—	—
Other comprehensive income (loss)	$547	$(192)	355	$(326)	$114	(212)
Net income			76			119
Comprehensive income (loss)			$431			$(93)

	Nine months ended September 30,
	2004			2003
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net capital gains and losses and net gains and losses on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$(156)	$54	$(102)	$205	$(72)	$133
Less: reclassification adjustments	(107)	37	(70)	(51)	18	(33)
Unrealized net capital gains (losses)	(49)	17	(32)	256	(90)	166
Net gains (losses) on derivative financial instruments arising during the period	—	—	—	—	—	—
Less: reclassification adjustments	(2)	1	(1)	(1)	—	(1)
Net gains (losses) on derivative financial instruments	2	(1)	1	1	—	1
Other comprehensive income (loss)	$(47)	$16	(31)	$257	$(90)	167
Net income			47			243
Comprehensive income			$16			$410

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company:

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended, not presented herein.  In our report dated February 4, 2004, which report includes an explanatory paragraph as to changes in the Company’s methods of accounting for embedded derivatives in modified coinsurance agreements and variable interest entities in 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 10, 2004

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we”, “our”, “us”, or the “Company”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2003.  We operate as a single segment entity, consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

HIGHLIGHTS

•                  Revenues decreased by $42 million or 3.5% in the third quarter of 2004 and decreased $174 million or 4.8% in the first nine months of 2004 compared to the same periods in the prior year.   Increases in net investment income of $53 million and $111 million in the third quarter and first nine months of 2004, respectively, and increases in contract charges on variable annuities and interest-sensitive life of $27 million and $68 million in the third quarter and first nine months of 2004, respectively, were more than offset by lower premiums due to the disposal of the majority of our direct response distribution business, lower premiums on immediate annuities with life contingencies and higher realized capital losses in both periods.

•                  Contractholder deposits totaled $3.39 billion and $9.72 billion for the third quarter and first nine months of 2004, respectively, compared to $3.19 billion and $7.49 billion for the third quarter and first nine months of 2003, respectively.  Favorable market conditions for institutional products and competitive pricing on fixed annuities contributed to the increase in deposits.

•                  Net income decreased 36.1% to $76 million in the third quarter of 2004 and 80.7% to $47 million in the first nine months of 2004 compared to the same periods in the prior year.  Lower operating costs and expenses and higher gross margin were more than offset by higher realized capital losses in both periods.  In addition, the first nine months of 2004 included a $175 million after-tax charge related to the cumulative effect of a change in accounting principle for AICPA Statement of Position 03-1 (“SOP 03-1”), “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”, which was adopted on January 1, 2004.  Income before the cumulative effect of change in accounting principle, after-tax, declined 8.6% or $21 million compared to the first nine months of 2003.

•                  Total investments increased 13.5% as of September 30, 2004 compared to December 31, 2003 due primarily to strong contractholder deposits.

•                  When comparing the third quarter and first nine months of 2004 to the same periods in the prior year, the disposal of the majority of our direct response distribution business resulted in the following effects.

	Three Months	Nine Months
	Ended September 30, 2004	Ended September 30, 2004
	Compared to the Same	Compared to the Same
(in millions)	Period in the Prior Year	Period in the Prior Year

Favorable (unfavorable):
Total revenues	$(54)	$(171)
Contract benefits	34	87
Amortization of DAC	9	26
Operating costs and expenses	19	56
Loss on disposition of operations	7	(4)
Income tax expense	(5)	2

Net income	$10	$(4)

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

The following table summarizes premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Premiums
Traditional life	$75	$101	$234	$288
Immediate annuities with life contingencies	66	67	209	318
Other	—	36	—	119
Total premiums	141	204	443	725

Contract charges
Interest-sensitive life	170	152	491	456
Fixed annuities	13	10	41	28
Variable annuities	61	52	182	149
Institutional products	—	—	—	6
Other	—	—	—	3
Total contract charges	244	214	714	642
Total premiums and contract charges	$385	$418	$1,157	$1,367

The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Premiums
Allstate agencies	$67	$58	$194	$167
Specialized brokers	51	63	165	314
Independent agents	10	18	41	32
Direct response	13	65	43	212
Total premiums	141	204	443	725

Contract charges
Allstate agencies	115	110	344	327
Specialized brokers	7	7	19	23
Independent agents	60	50	177	155
Financial institutions and broker/dealers	62	47	174	137
Total contract charges	244	214	714	642
Total premiums and contract charges	$385	$418	$1,157	$1,367

Total premiums decreased 30.9% to $141 million in the third quarter of 2004 and 38.9% to $443 million in the first nine months of 2004 compared to the same periods of 2003.  The decrease in both periods was due to the disposal of the majority of our direct response distribution business, which resulted in lower other and traditional life premiums.  Additionally, the nine-month period reflects lower premiums on immediate annuities with life contingencies as stricter underwriting practices reduced sales of large individual contracts in 2004.

Contract charges increased 14.0% to $244 million in the third quarter of 2004 and 11.2% to $714 million in the first nine months of 2004 compared to the same periods of 2003.  The increase in both periods was primarily due to higher contract charges on variable annuities as a result of overall higher account values in the current periods and increased contract charges on interest-sensitive life products resulting from in force business growth.  The higher variable annuity account values in the current periods were primarily attributable to favorable investment results during 2003 and net deposits, partially offset by surrenders and benefits.

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

The following table shows the changes in contractholder funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Contractholder funds, beginning balance	$49,365	$41,393	$44,914	$38,858

Impact of adoption of SOP 03-1(1)	—	—	421	—

Deposits
Fixed annuities (immediate and deferred)	2,114	1,578	4,965	4,050
Institutional products	852	1,076	3,452	2,062
Interest-sensitive life	323	247	932	682
Variable annuity and life deposits allocated to fixed accounts	102	289	373	698
Total deposits	3,391	3,190	9,722	7,492

Interest credited	488	447	1,395	1,319

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(820)	(569)	(1,915)	(1,662)
Benefits and withdrawals	(862)	(716)	(2,445)	(1,973)
Contract charges	(155)	(140)	(442)	(418)
Net transfers to separate accounts	(94)	(129)	(328)	(271)
Fair value hedge adjustments for institutional products	66	(27)	(46)	60
Other adjustments	(3)	30	100	74
Total maturities, benefits, withdrawals and other adjustments	(1,868)	(1,551)	(5,076)	(4,190)

Contractholder funds, ending balance	$51,376	$43,479	$51,376	$43,479

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

Contractholder deposits increased 6.3% in the third quarter and 29.8% in the first nine months of 2004 compared to the same periods in 2003 due to increased fixed annuity deposits in both periods, with higher institutional product deposits also contributing to the increase in the first nine months. These new deposits contributed to increases in average contractholder funds, excluding the impact of adopting SOP 03-1, of 18.7% in the third quarter and 16.4% in the first nine months of 2004 compared to the same periods in 2003.  Fixed annuity deposits increased 34.0% and 22.6% in the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003. The increases were attributable to strong consumer demand and competitive pricing.  Institutional product deposits decreased 20.8% in the third quarter of 2004 and increased 67.4% in the first nine months of 2004 compared to the same periods in 2003, largely due to our assessment of market conditions for these products. Institutional product deposits for the first nine months of 2004 include the inaugural offering during the second quarter of our Securities and Exchange Commission (“SEC”) registered program totaling $800 million.

Benefits and withdrawals increased 20.4% in the third quarter and 23.9% in the first nine months of 2004 compared to the same periods in 2003.  Benefits and withdrawals for the third quarter and first nine months of 2004 represent an annualized withdrawal rate of 9.1% and 9.3%, respectively, based on the beginning of period contractholder funds balance excluding institutional product reserves, compared to 8.9% and 8.8% for the third quarter and first nine months of 2003, respectively.

Separate accounts liabilities represent contractholders’ claims to the related legally segregated separate accounts assets.  Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies.  The following table shows the changes in separate accounts liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Separate accounts liabilities, beginning balance	$13,564	$11,823	$13,425	$11,125

Impact of adoption of SOP 03-1(1)	—	—	(204)	—

Variable annuity and life deposits	361	653	1,322	1,653
Variable annuity and life deposits allocated to fixed accounts	(102)	(289)	(373)	(698)
Net deposits	259	364	949	955
Investment results	(152)	296	209	1,266
Contract charges	(64)	(54)	(189)	(160)
Net transfers from fixed accounts	94	129	328	271
Surrenders and benefits	(388)	(381)	(1,205)	(1,280)

Separate accounts liabilities, ending balance	$13,313	$12,177	$13,313	$12,177

(1) The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

Separate accounts liabilities, excluding the impact of adopting SOP 03-1, decreased $251 million and increased $92 million during the third quarter and first nine months of 2004, respectively, compared to increases of $354 million and $1.05 billion during the third quarter and first nine months of 2003, respectively.  The decline in the third quarter was due to unfavorable investment results and net cash outflows.  In the nine-month period, the increase resulted from positive investment results and net cash inflows partially offset by increased contract charges.  Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option.  The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts.  The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

Net investment income increased 6.8% in the third quarter of 2004 and 4.8% in the first nine months of 2004 compared to the same periods in 2003.  The increases in both periods were primarily the result of the effect of higher portfolio balances, partially offset by lower portfolio yields.  Higher portfolio balances resulted from the investment of cash flows from operating and financing activities.  Total investments as of September 30, 2004, increased 13.6% from September 30, 2003 due primarily to contractholder deposits, partially offset by a decline in unrealized capital gains on fixed income securities.  The lower portfolio yields were primarily due to purchases, including reinvestments, of fixed income securities with yields lower than the current portfolio average.

Net income analysis is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Premiums	$141	$204	$443	$725
Contract charges	244	214	714	642
Net investment income	828	775	2,406	2,295
Periodic settlements and accruals on non-hedge derivative instruments	15	10	33	15
Contract benefits	(332)	(351)	(981)	(1,196)
Interest credited to contractholder funds(1)	(481)	(447)	(1,372)	(1,319)
Gross margin	415	405	1,243	1,162

Amortization of DAC and DSI	(107)	(92)	(332)	(324)
Operating costs and expenses	(104)	(122)	(329)	(361)
Income tax expense	(69)	(60)	(205)	(150)
Realized capital gains and losses, after-tax	(34)	7	(95)	(46)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(15)	(4)	(28)	(20)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(10)	(7)	(21)	(10)
Loss on disposition of operations, after-tax	—	(8)	(11)	(8)
Cumulative effect of change in accounting principle, after-tax	—	—	(175)	—
Net income	$76	$119	$47	$243

(1)          Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.   Amortization of DSI totaled $4 million in the third quarter of 2004 and $25 million in the first nine months of 2004.  Prior periods have not been restated.

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

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended September 30,
	Investment Margin		Benefit Margin		Maintenance Charges		Surrender Charges		Gross Margin
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Premiums	$—	$—	$141	$204	$—	$—	$—	$—	$141	$204
Contract charges	—	—	130	117	98	79	16	18	244	214
Net investment income	828	775	—	—	—	—	—	—	828	775
Periodic settlements and accruals on non-hedge derivative instruments (1)	15	10	—	—	—	—	—	—	15	10
Contract benefits	(132)	(127)	(200)	(224)	—	—	—	—	(332)	(351)
Interest credited to contractholder funds (2)	(481)	(447)	—	—	—	—	—	—	(481)	(447)
	$230	$211	$71	$97	$98	$79	$16	$18	$415	$405

	Nine Months Ended September 30,
	Investment Margin		Benefit Margin		Maintenance Charges		Surrender Charges		Gross Margin
(in millions)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Premiums	$—	$—	$443	$725	$—	$—	$—	$—	$443	$725
Contract charges	—	—	380	348	281	239	53	55	714	642
Net investment income	2,406	2,295	—	—	—	—	—	—	2,406	2,295
Periodic settlements and accruals on non-hedge derivative instruments (1)	33	15	—	—	—	—	—	—	33	15
Contract benefits	(388)	(383)	(593)	(813)	—	—	—	—	(981)	(1,196)
Interest credited to contractholder funds (2)	(1,372)	(1,319)	—	—	—	—	—	—	(1,372)	(1,319)
	$679	$608	$230	$260	$281	$239	$53	$55	$1,243	$1,162

(1)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)          Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.   Amortization of DSI totaled $4 million in the third quarter of 2004 and $25 million in the first nine months of 2004.  Prior periods have not been restated.

Gross margin increased 2.5% in the third quarter and 7.0% in the first nine months of 2004 compared to the same periods of 2003.  The increases in both periods were due to increased maintenance charges and investment margin, partially offset by a lower benefit margin.  Additionally, the amount of gross margin in any period influences the amount of DAC and DSI amortization during that period.  Therefore, the increases in gross margin for these periods resulted in higher DAC and DSI amortization.

Investment margin is a component of gross margin, both of which are non-GAAP measures.  Investment margin represents the excess of net investment income over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits.  We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers (“spread”) during a fiscal period.

Investment margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Life insurance	$37	$43	$122	$124
Annuities	161	141	465	408
Institutional products	32	27	92	76
Total investment margin	$230	$211	$679	$608

Investment margin increased 9.0% in the third quarter of 2004 and 11.7% in the first nine months of 2004 compared to the same periods of 2003.  The increases in both periods were primarily due to an increase in contractholder funds and, in addition, for the nine-month period, improved yields on investments supporting capital, traditional life and other products.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2004	2003	2004	2003	2004	2003
Interest-sensitive life	6.4%	6.8%	4.8%	5.1%	1.6%	1.7%
Fixed annuities – deferred	5.8	6.3	4.1	4.5	1.7	1.8
Fixed annuities – immediate	7.6	7.8	6.8	7.1	0.8	0.7
Institutional	3.1	3.3	2.1	2.3	1.0	1.0
Investments supporting capital, traditional life and other products	7.0	7.1	N/A	N/A	N/A	N/A

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2004	2003	2004	2003	2004	2003
Interest-sensitive life	6.5%	6.9%	4.8%	5.0%	1.7%	1.9%
Fixed annuities – deferred	5.8	6.5	4.1	4.6	1.7	1.9
Fixed annuities – immediate	7.6	7.9	6.9	7.0	0.7	0.9
Institutional	3.0	3.5	2.0	2.6	1.0	0.9
Investments supporting capital, traditional life and other products	7.0	6.5	N/A	N/A	N/A	N/A

In the third quarter of 2004, compared to the same period in the prior year, the slightly lower yield on the capital, traditional life and other products investment portfolio resulted from lower income realized on equity investments and declining reinvestment yields more than offsetting the effect of more effective cash management.  In the first nine months of 2004 compared to the same period in the prior year, the yield on the capital, traditional life and other products investment portfolio improved due to more effective cash management and higher investment income realized on investments accounted for using the equity method of accounting.  This increase was partially offset by a decline in fixed annuity and interest-sensitive life investment spreads as investment yield declines were not fully offset by crediting rate reductions in the comparable period.  The weighted average interest crediting rates on deferred fixed annuity and interest-sensitive life products in force, excluding market value adjusted annuities, were approximately 50 basis points more than the underlying long-term guaranteed rates on these products as of September 30, 2004.  The crediting rate on approximately 62% of these contracts was at the contractually guaranteed minimum rate as of September 30, 2004.

The following table summarizes the liabilities for these contracts and policies.

	September 30,
(in millions)	2004	2003

Interest-sensitive life	$7,105	$6,338
Fixed annuities – deferred	29,416	24,669
Fixed annuities – immediate	10,427	9,770
Institutional	11,277	9,182
	58,225	49,959
Life-contingent contracts	3,549	3,219
FAS 133 market value adjustment	517	486
Ceded reserves and other	95	212
Total contractholder funds and reserve for life-contingent contract benefits	$62,386	$53,876

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

Benefit margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003
Life insurance	$98	$118	$293	$348
Annuities	(27)	(21)	(63)	(88)
Total benefit margin	$71	$97	$230	$260

Benefit margin decreased 26.8% and 11.5% in the third quarter and first nine months of 2004 compared to the same periods in the prior year as a result of the disposal of the majority of our direct response distribution business and higher mortality losses on life contingent immediate annuities.  These decreases were partially offset by lower expenses related to guaranteed minimum death benefits (“GMDBs”) on variable annuities and lower mortality benefits on our traditional and interest-sensitive life products.

As required by SOP 03-1, as of January 1, 2004, a reserve was established for GMDBs and guaranteed minimum income benefits (“GMIBs”).  In previous periods, GMDBs were expensed as paid and no costs were recognizable for GMIBs.  Under the SOP, we anticipate that the benefit margin will be less volatile in the future, as contract benefit expense pertaining to GMDBs and GMIBs will be proportionate to the related revenue rather than cash payments made during the period.  Included in the benefit margin for the third quarter and first nine months of 2004 are additions to the reserve for guarantees of $16 million and $36 million, respectively, net of reinsurance.  Included in the benefit margin for the third quarter and first nine months of 2003 are GMDB payments of $18 million and $66 million, respectively, net of reinsurance, hedging gains and losses and other contractual arrangements.  For further explanation of the impacts of the adoption of this accounting guidance, see Note 1 to the Condensed Consolidated Financial Statements.

Amortization of DAC and DSI increased 16.3% in the third quarter of 2004 compared to the same period in the prior year as a result of higher gross margin on fixed and variable annuities. This increase was partially offset by the elimination of DAC amortization on the direct response distribution business that was sold in January of 2004.  Amortization of DAC and DSI increased 2.5% in the first nine months of 2004 compared to the same period in the prior year.  The higher amortization is reflective of increased gross margins on fixed and variable annuities.  Additionally, in the first nine months of 2003, amortization of DAC and DSI included amortization acceleration (commonly referred to as “DAC unlocking”) totaling $89 million and DAC amortization on the direct response distribution business sold in January of 2004.

The adoption of SOP 03-1 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC.  Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $124 million.  This reduction was recognized as a cumulative effect of a change in accounting principle.

Operating costs and expenses decreased 14.8% and 8.9% in the third quarter and first nine months of 2004, respectively, compared to the same periods in the prior year. The following table summarizes operating costs and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Non-deferrable acquisition costs	$36	$40	$105	$122
Other operating costs and expenses	68	82	224	239
Total operating costs and expenses	$104	$122	$329	$361

The decrease in total operating costs and expenses in the third quarter of 2004 compared to the same period in the prior year was primarily the result of the disposal of the majority of our direct response distribution business and lower operational expenses, partially offset by higher non-deferrable commissions.  For the first nine months of 2004 compared to the same period in the prior year, total operating costs and expenses decreased as the disposal of the majority of our direct response distribution business and lower operational expenses more than offset costs related to loss experience on certain credit insurance policies and higher non-deferrable commissions.

INVESTMENTS

The composition of the investment portfolio at September 30, 2004 is presented in the table below.

(in millions)	Investments	Percent to total

Fixed income securities (1)	$57,360	84.2%
Mortgage loans	7,240	10.6
Equity securities	285	0.4
Short-term	1,995	2.9
Policy loans	705	1.1
Other including derivatives	523	0.8
Total	$68,108	100.0%

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $53.95 billion.

Total investments increased to $68.11 billion at September 30, 2004 from $59.99 billion at December 31, 2003 primarily due to positive cash flows from operating and financing activities and increased funds associated with securities lending.

Total investments at amortized cost related to collateral, primarily due to securities lending, increased to $3.63 billion at September 30, 2004, from $1.92 billion at December 31, 2003.

At September 30, 2004, 92.9% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a Moody’s equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating when an external rating is not available.

The unrealized net capital gains on fixed income and equity securities at September 30, 2004 were $3.42 billion, an increase of $239 million or 7.5% since December 31, 2003.  The net unrealized gain for the fixed income portfolio totaled $3.41 billion, comprised of $3.58 billion of unrealized gains and $165 million of unrealized losses at September 30, 2004.  This is compared to a net unrealized gain for the fixed income portfolio totaling $3.18 billion at December 31, 2003, comprised of $3.47 billion of unrealized gains and $294 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2004, $124 million or 75.2% were related to investment grade securities and are believed to be primarily a result of the interest rate environment.  Of the remaining $41 million of losses in the fixed income portfolio, $22 million or 53.7% were concentrated in the corporate fixed income portfolio, and $19 million or 46.3% were concentrated in the asset backed securities portfolio.  Approximately $12 million of the total gross unrealized losses in the corporate fixed income portfolio and $11 million of the total gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were depressed due to company specific issues and economic issues related to fuel costs.  We expect eventual recovery of these securities.  Every security was included in our portfolio monitoring process.

The net unrealized gain for the equity portfolio totaled $6 million, comprised of $9 million of unrealized gains and $3 million of unrealized losses at September 30, 2004.  This is compared to a net unrealized gain for the equity portfolio totaling $4 million at December 31, 2003, comprised solely of unrealized gains.  Within the equity portfolio, the losses were concentrated in the consumer goods, technology and financial services sectors.  The losses in these sectors were company and sector specific.  We expect eventual recovery of these securities and the related sectors.  Every security was included in our portfolio monitoring process.

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

We also monitor the quality of our fixed income portfolio by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security.  Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have serious concerns regarding the borrower’s ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities.

	September 30, 2004			December 31, 2003
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$92	$89	0.1%	$167	$155	0.3%
Restructured	58	62	0.1	42	46	0.1
Potential problem	198	204	0.4	259	255	0.5
Total net carrying value	$348	$355	0.6%	$468	$456	0.9%
Cumulative write-downs recognized	$281			$228

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of September 30, 2004 compared to December 31, 2003.  The decrease was primarily related to the sale of holdings in these categories due to specific developments causing a change in our outlook and intent to hold those securities.

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

Net Realized Capital Gains and Losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2004	2003	2004	2003

Investment write-downs	$(27)	$(26)	$(72)	$(144)
Dispositions	1	(13)	(11)	42
Valuation of derivative instruments	(22)	35	(60)	10
Settlement of derivative instruments	(4)	14	(4)	20
Realized capital gains and losses, pretax	(52)	10	(147)	(72)
Income tax benefit	18	(3)	52	26
Realized capital gains and losses, after-tax	$(34)	$7	$(95)	$(46)

Dispositions in the above table include sales and other transactions such as calls and prepayments.  We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities.  In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security.  Included in losses from written down investments is $27 million related to airline industry holdings in the first nine months of 2004, of which $14 million or 51.9% was recognized in the third quarter of 2004.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and debt, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

(in millions)	September 30, 2004	December 31, 2003
Redeemable preferred stock	$5	$82
Common stock, retained earnings and other shareholder’s equity items	5,151	5,294
Accumulated other comprehensive income	1,022	1,053
Total shareholder’s equity	6,178	6,429
Debt	110	45
Total capital resources	$6,288	$6,474

Shareholder’s equity decreased $251 million as of September 30, 2004 when compared to December 31, 2003, primarily as a result of dividends to Allstate Insurance Company (“AIC”) totaling $200 million and the reclassification of a portion of redeemable preferred stock to long-term debt, partially offset by net income.

Debt as of September 30, 2004, includes $64 million of mandatorily redeemable preferred stock that was reclassified to long-term debt from shareholder’s equity during the second quarter of 2004 in accordance with the provisions of Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This stock was formerly reflected as a component of redeemable preferred stock on the Condensed Consolidated Statements of Financial Position.  The reclassification occurred as a result of changes to contractual arrangements between us and the holder of the stock that resulted in the stock becoming mandatorily redeemable.  As of December 31, 2003, the balance of the stock subject to reclassification amounted to $77 million.  During the first nine months of 2004, $13 million of this stock was redeemed.

In addition, debt as of September 30, 2004, also reflects $46 million related to the debt of an investment security consolidated under the provisions of Financial Accounting Standards Board Interpretation No. 46.  We have no legal ownership of the assets and no obligation to repay the debt, and the holders of this debt have no recourse to the equity of the Company, as the sole source of payment of the liabilities is the assets.

Financial Ratings and Strength  Our ratings are influenced by many factors including our affiliation with the Corporation, operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, and capitalization among other factors.  There have been no changes to our insurance financial strength ratings since December 31, 2003.  However, in February 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of the Company and certain rated subsidiaries and affiliates.

Liquidity Sources and Uses  As reflected in our Condensed Consolidated Statements of Cash Flows, lower operating cash flows in the first nine months of 2004 when compared to the first nine months of 2003 primarily relate to declines in premiums, partially offset by increases in investment income.  Cash flows used in investing activities increased in the first nine months of 2004 as the investment of higher financing cash flow from contractholder funds was partially offset by lower operating cash flows.

Higher cash flow from financing activities during the first nine months of 2004 when compared to the first nine months of 2003 reflects an increase in deposits received from contractholders, partially offset by maturities of institutional products and benefits and withdrawals from contractholders’ accounts.  For quantification of the changes in contractholder funds, see the Operating section of the MD&A.

We have access to additional borrowing to support liquidity through an intercompany loan agreement with the Corporation, which includes the following funding sources:

•                  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2004, the remaining borrowing capacity was $905 million; however, the outstanding balance fluctuates daily.

•                  In June 2004, the Corporation replaced its primary credit facilities.  It currently maintains one primary credit facility and one additional credit facility totaling $1.05 billion to cover short-term liquidity requirements.  The primary facility is a $1 billion five-year revolving line of credit expiring in 2009.  It contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  The other facility is a $50 million one-year revolving line of credit renewed in July 2004 for an additional year.  The right to borrow under the five-year facility is subject to requirements to maintain a 37.5% debt to capital resources ratio and has no ratings triggers.  The cost to borrow under the five-year facility is, however, a function of our ratings at the time funds are accessed.  These requirements are currently being met and we expect to continue to meet them in the future. There were no borrowings under either of these lines of credit during the first nine months of 2004. The total amount outstanding at any point in time under the combination of the commercial paper program and the two credit facilities cannot exceed the amount that can be borrowed under the credit facilities.

•                  The right to issue up to an additional $2.15 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the SEC in August 2003.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This document contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty.  These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Factors which could cause actual results to differ materially from those suggested by such forward-looking statements are incorporated in this Part I, Item 2 by reference to the information set forth in our Annual Report on Form 10-K, Part II, Item 7, under the caption “Forward-Looking Statements and Risk Factors.”

Any decrease in our financial strength ratings may have an adverse effect on our competitive position

•                  Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business.  On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer’s control.  Our insurance financial strength ratings are A+, Aa2 and AA (from A.M. Best, Moody’s, and Standard and Poor’s, respectively).  Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured.  A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, marketability of our product offerings, and our liquidity, operating results and financial condition.

Item 4. Controls and Procedures

With the participation of our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.  However, the design of any system of controls and procedures is based in part upon assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at the “reasonable assurance” level.

During the fiscal quarter ended September 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal proceedings” in Note 5 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 6.   Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

November 10, 2004	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly authorized officer of the Registrant)

Exhibit No.	Description

10.1	Amendment to Selling Agreement between Allstate Life Insurance Company, ALFS, Inc. and Allstate Financial Services, LLC, effective August 1, 1999.

10.2	Amendment to Selling Agreement between Allstate Life Insurance Company, ALFS, Inc. and Allstate Financial Services, LLC, effective September 28, 2001.

10.3	Amendment to Selling Agreement between Allstate Life Insurance Company, ALFS, Inc. and Allstate Financial Services, LLC, effective February 15, 2002.

10.4	Amendment to Selling Agreement between Allstate Life Insurance Company, ALFS, Inc. and Allstate Financial Services, LLC, effective April 21, 2003.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 10, 2004, concerning unaudited interim financial information

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1