Form 10-K
period 2004-12-31
ALLSTATE LIFE INSURANCE CO
filed 2005-03-16
CIK 352736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

                                    FORM 10-K

THE REGISTRANT MEETS THE CONDITIONS FOR SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

AS OF MARCH 15, 2005, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE INSURANCE COMPANY.

                         ALLSTATE LIFE INSURANCE COMPANY
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2004

                                                                                                          PAGE
PART I

Item 1.    Business                                                                                          1
Item 2.    Properties                                                                                        5
Item 3.    Legal Proceedings                                                                                 5
Item 4.    Submission of Matters to a Vote of Security Holder *                                            N/A

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
           Purchases of Equity Securities                                                                    6
Item 6.    Selected Financial Data                                                                           7
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations             8
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                       47
Item 8.    Financial Statements and Supplementary Data                                                      48
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             91
Item 9A.   Controls and Procedures                                                                          91

PART III

Item 10.   Directors and Executive Officers of the Registrant *                                            N/A
Item 11.   Executive Compensation *                                                                        N/A
Item 12.   Security Ownership of Certain Beneficial Owners and Management *                                N/A
Item 13.   Certain Relationships and Related Transactions *                                                N/ A
Item 14.   Principal Accountant Fees and Services                                                           92

PART IV

Item 15.   Exhibits and Financial Statement Schedules                                                       93

           Signatures                                                                                       97
           Financial Statement Schedules                                                                   S-1

           * Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS

     Allstate Life Insurance Company was organized in 1957 as a stock life insurance company under the laws of the State of Illinois. Allstate Life Insurance Company, together with its subsidiaries, produces personal life insurance, retirement and investment products for individual and institutional customers. It conducts substantially all of its operations directly or through wholly owned U.S. subsidiaries. In this document, we refer to Allstate Life Insurance Company as "Allstate Life" or "ALIC" and to Allstate Life and its wholly owned subsidiaries as the "Allstate Life Group" or the "Company."

     Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding stock of Allstate Insurance Company is owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware. In this document, we refer to Allstate Insurance Company as "AIC" and to The Allstate Corporation and its consolidated subsidiaries as "Allstate", the "Parent Group" or the "Corporation". The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate (R)" slogan, Allstate provides insurance products to more than 16 million households and has approximately 13,600 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2003 statutory premiums earned. In addition, it is the nation's 12th largest life insurance business on the basis of 2003 ordinary life insurance in force and 19th largest on the basis of 2003 statutory admitted assets.

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

     In this annual report on Form 10-K, we occasionally refer to statutory financial information that has been prepared in accordance with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedure Manual. All domestic U.S. insurance companies are required to prepare statutory-basis financial statements in accordance with the Manual. As a result, industry data is available on a widespread basis that enables comparisons between insurance companies, including competitors that are not subject to the requirement to publish financial statements on the basis of accounting principles generally accepted in the United States of America ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

PRODUCTS AND DISTRIBUTION

     The Allstate Life Group provides life insurance, retirement and investment products to individual and institutional customers. Our principal products are deferred and immediate fixed annuities, variable annuities, interest-sensitive and traditional life insurance, and accident and health insurance. Our principal institutional product is funding agreements backing medium-term notes. The table on page 2 lists our major distribution channels, with the associated products and targeted customers.

     As the table indicates, we sell products to individuals through multiple intermediary distribution channels, including Allstate Exclusive Agencies, independent agents, banks, broker-dealers, and specialized structured settlement brokers. We have distribution relationships with over half of the 75 largest banks, most of the national broker-dealers, a number of regional brokerage firms and many independent broker-dealers. We sell products through independent agents affiliated with approximately 160 master brokerage agencies. Allstate Exclusive Agencies also sell our accident and health insurance products to individuals. We sell funding agreements to unaffiliated trusts used to back medium-term notes issued to institutional and individual investors.

              DISTRIBUTION CHANNELS, PRODUCTS AND TARGET CUSTOMERS

DISTRIBUTION CHANNEL          PRIMARY PRODUCTS                                                TARGET CUSTOMERS
-----------------------------------------------------------------------------------------------------------------------
ALLSTATE EXCLUSIVE AGENCIES   Term life insurance                                             Moderate and
 (Allstate Exclusive Agents   Interest-sensitive life insurance                               middle-income consumers
            and               Variable life insurance                                         with retirement and
     Allstate Exclusive       Fixed annuities (deferred)                                      family financial
   Financial Specialists)     Variable annuities                                              protection needs
                              Long-term care insurance
                              Non-proprietary mutual funds

     INDEPENDENT AGENTS       Term life insurance                                             Affluent and
 (Through master brokerage    Interest-sensitive life insurance                               middle-income consumers
         agencies)            Variable life insurance                                         with retirement and
                              Fixed annuities (immediate and deferred, including indexed)     family financial
                              Variable annuities                                              protection needs
                              Long-term care insurance

           BANKS              Fixed annuities (deferred, including indexed)                   Middle-income consumers
                              Variable annuities                                              with retirement needs
                              Single premium fixed life insurance

       BROKER-DEALERS         Fixed annuities (deferred, including indexed)                   Affluent and
                              Variable annuities                                              middle-income consumers
                              Single premium variable life insurance                          with retirement needs

   STRUCTURED SETTLEMENT      Structured settlement annuities                                 Typically used to fund or
      ANNUITY BROKERS                                                                         annuitize large claims or
                                                                                              litigation settlements

       BROKER-DEALERS         Funding agreements backing medium-term notes                    Institutional and
    (Funding agreements)                                                                      individual investors

COMPETITION

     We compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, the recognition of our brands, our financial strength and ratings, our product features and prices, and the level of customer service that we provide. In addition, with respect to variable annuity and variable life insurance products in particular, we compete on the basis of the variety of fund managers and choices of funds for our separate accounts and the management and performance of those funds within our separate accounts. With regard to funding agreements, we compete principally on the basis of our financial strength and ratings.

     The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2004, there were approximately 770 groups of life insurance companies in the United States, most of which offered one or more similar products. Based on information contained in statements filed with state insurance departments, as of December 31, 2003, the Allstate Life Group ranked 12th based on ordinary life insurance in force and 19th based on statutory admitted assets. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

     The Allstate Corporation's website for financial professionals, accessallstate.com, won DALBAR's Communications Seal in 2004. DALBAR, Inc., an independent financial services research organization, recognized accessallstate.com for providing a means by which financial professionals can easily and conveniently develop and manage their business online.

GEOGRAPHIC MARKETS

     We sell life insurance, retirement and investment products throughout the United States. The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. We sell funding agreements in the United States and in the Cayman Islands.

     The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Life Group for the year ended December 31, 2004, based on information contained in statements filed with state insurance departments. Approximately 99.0% of the statutory premiums and annuity considerations generated in Delaware represent deposits received in connection with funding agreements sold to trusts domiciled in Delaware. No other jurisdiction accounted for more than five percent of the statutory premiums and annuity considerations.

                       Delaware                26.0%
                       New York                 9.1%
                       California               8.3%
                       Florida                  5.2%

REGULATION

     The Allstate Life Group is subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use insurance products. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent licensing and compensation, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. Some of these matters are discussed in more detail below. For a discussion of statutory financial information, see Note 14 of the Consolidated Financial Statements. For a discussion of regulatory contingencies, see Note 11 of the Consolidated Financial Statements. Notes 11 and 14 are incorporated in this Part I, Item 1 by reference.

     In recent years the state insurance regulatory framework has come under increased federal scrutiny. Legislation that would provide for federal chartering of insurance companies has been proposed. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Allstate Life Group.

     AGENT AND BROKER COMPENSATION. A number of states are considering new legislation or regulations regarding the compensation of agents and brokers by insurance companies. The rules that would be imposed if these proposals were adopted range in nature from disclosure requirements to rules that would impose new duties on insurance agents and brokers in dealing with customers. Because these proposals are in the early stages of development, we cannot predict their potential impact on our business.

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

     INVESTMENT REGULATION. Our insurance subsidiaries are subject to regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require divestiture of non-conforming investments. As of December 31, 2004 the investment portfolios of our insurance subsidiaries complied with such laws and regulations in all material respects.

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

     REGULATION AND LEGISLATION AFFECTING CONSOLIDATION IN THE FINANCIAL SERVICES INDUSTRY. The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms within one holding company group. In addition, it allows grandfathered unitary thrift holding companies, including our parent company, to engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect our business by substantially increasing the number, size and financial strength of potential competitors.

     PRIVACY REGULATION. Federal law and the laws of some states require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information. Federal law and the laws of some states also regulate disclosures of customer information. Congress, state legislatures and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.

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

OTHER INFORMATION

     We use the names "Allstate", "Lincoln Benefit Life" and variations of these names extensively in our business, along with related logos and slogans. Our rights in the United States to these names, logos and slogans continue so long as we continue to use them in commerce. Most of these service marks are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them by continued use.

     "Allstate" is one of the most recognized brand names in the U. S. According to independent market research conducted in 2004, "You're in Good Hands with Allstate" is recognized by 87% of consumers, making it the most recognized company tagline in the U.S.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

     Information required for Item 3 is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 11 of the Consolidated Financial Statements.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     No established public trading market exists for Allstate Life's common stock. All of its outstanding common stock is owned by its parent, Allstate Insurance Company ("AIC"). All of the outstanding common stock of AIC is owned by The Allstate Corporation.

     From January 1, 2003 through March 15, 2005, Allstate Life paid the following amounts to AIC in the aggregate on the dates specified as dividends on its common stock:

             PAYMENT DATE                        AGGREGATE AMOUNT
             June 19, 2003                         $   68,661,984
             September 30, 2003                        25,000,000
             November 26, 2003                         29,551,010
             January 20, 2004                          75,000,000
             March 12, 2004                            25,000,000
             June 29, 2004                             25,000,000
             August 31, 2004                          150,000,000
             December 22, 2004                         24,430,115

     Within the past three years, the only equity securities sold by Allstate Life were shares of preferred stock issued to companies that are wholly-owned by The Allstate Corporation. These securities were issued in transactions that were exempt from registration under the Securities Act of 1933 because they did not involve a public offering.

     For additional information on dividends, including restrictions on the payment of dividends by Allstate Life and its subsidiaries, see the Limitations on Dividends by Insurance Subsidiaries subsection of the "Regulation" section of
Item 1. Business of this Form 10-K and the discussion under the heading "Dividends" in Note 14 of our consolidated financial statements, which are incorporated herein by reference.

     ITEM 6.  SELECTED FINANCIAL DATA.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(IN MILLIONS)                                          2004           2003           2002          2001           2000
                                                ------------------------------------------------------------------------
CONSOLIDATED OPERATING RESULTS
Premiums                                        $       637    $       959    $     1,023    $     1,046    $     1,069
Contract charges                                        961            872            853            821            798
Net investment income                                 3,260          3,082          2,978          2,833          2,589
Realized capital gains and losses                       (11)           (84)          (422)          (207)           (26)
Total revenues                                        4,847          4,829          4,432          4,493          4,430
Income before cumulative effect of change in
 accounting principle, after-tax                        356            291            245            374            470
Cumulative effect of change in accounting
  principle, after-tax                                 (175)           (13)            --             (6)            --
Net income                                              181            278            245            368            470

CONSOLIDATED FINANCIAL POSITION
Investments                                     $    69,689    $    59,989    $    52,670    $    44,297    $    38,620
Total assets                                         90,401         78,812         68,846         62,622         58,191
Reserve for life-contingent contract benefits
  and contractholder funds                           65,142         55,394         48,591         40,933         35,676
Shareholder's equity                                  6,309          6,429          6,362          5,397          5,125

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                           PAGE
      OVERVIEW......................................................         8
      2004 HIGHLIGHTS ..............................................         8
      CONSOLIDATED NET INCOME ......................................         9
      APPLICATION OF CRITICAL ACCOUNTING POLICIES ..................        10
      OPERATIONS ...................................................        12
      INVESTMENTS ..................................................        24
      MARKET RISK ..................................................        33
      CAPITAL RESOURCES AND LIQUIDITY ..............................        37
      REGULATION AND LEGAL PROCEEDINGS .............................        42
      PENDING ACCOUNTING STANDARDS .................................        42
      FORWARD-LOOKING STATEMENTS AND RISK FACTORS ..................        43

OVERVIEW

     The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as "we", "our", "us", the "Company" or "ALIC"). It should be read in conjunction with the 5-year summary of selected financial data, consolidated financial statements and related notes found under Part II, Item 6 and Item 8 contained herein. We operate as a single segment entity, based on the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

     The most important matters that we monitor to evaluate the financial condition and performance of our Company include:

     - For operations: premiums, deposits, gross margins including investment and benefit margins, the amortization of deferred policy acquisition costs, expenses, operating income, and invested assets;
     - For investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration;
     - For financial condition: our financial strength ratings and statutory capital levels and ratios; and
     - For product distribution: profitably growing distribution partner relationships and Allstate agent sales of all products and services.

2004 HIGHLIGHTS

- Revenues increased 0.4% in 2004 compared to 2003. Increased net investment income, higher contract charges and improved realized capital gains and losses, were offset by lower premiums resulting from the disposal of substantially all of our direct response distribution business and a decline in premiums on immediate annuities with life contingencies.
- Income before cumulative effect of change in accounting principle, after-tax, increased 22.3% in 2004 compared to 2003 as lower contract benefits and operating costs and expenses were partially offset by higher interest credited and deferred policy acquisition costs ("DAC") amortization. Net income decreased to $181 million in 2004 from $278 million in 2003. This decrease was attributable to a $175 million after-tax charge related to the cumulative effect of a change in accounting principle for Statement of Position No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"), which was adopted on January 1, 2004.
- Total investments increased 16.2% in 2004 due to the investment of cash provided by operating and financing activities, which included record annual contractholder fund deposits.

- Contractholder fund deposits totaled $13.08 billion for 2004 compared to $9.84 billion in 2003. The increase of $3.24 billion was primarily attributable to deposits from fixed annuities, interest-sensitive life policies and institutional funding agreements.
- When comparing 2004 to 2003, the disposal of substantially all of our direct response distribution business resulted in the following impacts to the Consolidated Statements of Operations and Comprehensive Income:

                  (IN MILLIONS)
                  FAVORABLE (UNFAVORABLE):
                    Total revenues                    $    (233)
                    Contract benefits                       122
                    Amortization of DAC                      37
                    Operating costs and expenses             73
                    Loss on disposition of
                    operations                               24
                    Income tax expense                       (8)
                                                      ---------
                    Net income                        $      15
                                                      =========

CONSOLIDATED NET INCOME

AS OF AND FOR THE YEARS ENDED DECEMBER 31,

                                                                    2004            2003           2002
                                                                    ----            ----           ----
(IN MILLIONS)
REVENUES
Premiums                                                        $        637   $        959   $      1,023
Contract charges                                                         961            872            853
Net investment income                                                  3,260          3,082          2,978
Realized capital gains and losses                                        (11)           (84)          (422)
                                                                ------------   ------------   ------------
Total revenues                                                         4,847          4,829          4,432

COSTS AND EXPENSES
Contract benefits                                                     (1,359)        (1,595)        (1,543)
Interest credited to contractholder funds                             (1,923)        (1,764)        (1,691)
Amortization of deferred policy acquisition costs                       (534)          (479)          (418)
Operating costs and expenses                                            (462)          (493)          (475)
                                                                ------------   ------------   ------------
Total costs and expenses                                              (4,278)        (4,331)        (4,127)

Loss on disposition of operations                                        (24)           (45)            (3)
Income tax expense                                                      (189)          (162)           (57)
                                                                ------------   ------------   ------------
Income before cumulative effect of change in accounting
   principle, after-tax                                                  356            291            245
Cumulative effect of change in accounting principle, after-tax          (175)           (13)            --
                                                                ------------   ------------   ------------
NET INCOME                                                      $        181   $        278   $        245
                                                                ============   ============   ============

Investments                                                     $     69,689   $     59,989   $     52,670
Separate Accounts assets                                              14,377         13,425         11,125
                                                                ------------   ------------   ------------
Investments, including Separate Accounts assets                 $     84,066   $     73,414   $     63,795
                                                                ============   ============   ============

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     We have identified four accounting policies that require us to make assumptions and estimates that are significant to the consolidated financial statements. It is reasonably likely that changes in these assumptions and estimates could occur from period to period and have a material impact on our consolidated financial statements. A brief summary of each of these critical accounting policies follows. For a more complete discussion of the effect of these policies on our consolidated financial statements, and the judgments and estimates relating to these policies, see the referenced sections of the MD&A. For a complete summary of our significant accounting policies see Note 2 of the consolidated financial statements.

INVESTMENT VALUATION The fair value of publicly traded fixed income and equity securities is based on independent market quotations, whereas the fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data as inputs or independent third party pricing sources. Factors used in our internally developed models, such as liquidity risk associated with privately-placed securities, are difficult to independently observe and to quantify. Because of this, judgment is required in developing certain of these estimates and, as a result, the estimated fair value of non-publicly traded securities may differ from amounts that would be realized upon an immediate sale of the securities.

     Periodic changes in fair values of investments classified as available for sale are reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and are not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary. The assessment of other than temporary impairment of a security's fair value is performed on a case-by-case basis considering a wide range of factors. There are a number of assumptions and estimates inherent in assessing impairments and determining if they are other than temporary, including 1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than cost for equity securities or amortized cost for fixed income securities; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other than temporary, including 1) general economic conditions that are worse than previously assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information that we obtain which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since the majority of our portfolio is held at fair value and as a result, any related unrealized loss, net of deferred acquisition costs, deferred sales inducement costs and tax, would already be reflected as accumulated other comprehensive income in shareholder's equity.

     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 6 of the consolidated financial statements and the Investments, Market Risk and Forward-looking Statements and Risk Factors sections of the MD&A.

DERIVATIVE INSTRUMENT HEDGE EFFECTIVENESS In the normal course of business, we primarily use derivative financial instruments to reduce our exposure to market risk and in conjunction with asset/liability management. The fair value of exchange traded derivative contracts is based on independent market quotations, whereas the fair value of non-exchange traded derivative contracts is based on either widely accepted pricing valuation models which use independent third party data as inputs or independent third party pricing sources.

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

DAC AMORTIZATION We incur significant costs in connection with acquiring business. In accordance with generally accepted accounting principles ("GAAP"), costs that vary with and are primarily related to acquiring business are deferred and recorded as an asset on the Consolidated Statements of Financial Position. The amortization methodology for DAC includes significant assumptions and estimates.

     DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions relating to estimated premiums, investment income and realized capital gains and losses, as well as to all other aspects of DAC are determined based upon conditions as of the date of policy issuance and are generally not revised during the life of the policy. Any deviations from projected business in force, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies, change the rate of amortization in the period such events occur.

     DAC related to interest-sensitive life, variable annuities and investment contracts is amortized in proportion to the incidence of the present value of estimated gross profits ("EGP") over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years. However, an assumption for the rate of contract surrenders is also used, which results in the majority of the DAC being amortized over the surrender charge period. EGP consists of estimates of the following components: benefit margins primarily from mortality, including guaranteed minimum death, income and accumulation benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

     For variable annuity and life contracts, the most significant assumptions involved in determining EGP are the expected separate accounts fund performance after fees, surrender rates, lapse rates, and investment and mortality margins. Our long-term assumption of separate accounts fund performance net of fees is approximately 8%. Whenever actual separate accounts fund performance, based on the two most recent years, varies from 8%, we project performance levels over the next five years such that the mean return over that seven-year period equals the long-term 8% assumption. This process is referred to as "reversion to the mean" and is commonly used by the life insurance industry. Although the use of a reversion to the mean assumption is common within the industry, the parameters used in the methodology are subject to judgment and vary between companies. For example, when applying this assumption we do not allow the mean future rates of return after fees projected over the five-year period to exceed 12.75% or fall below 0%. Revisions to EGPs result in changes in the cumulative amounts expensed as a component of amortization of DAC in the period in which the revision is made. This is commonly known as "DAC unlocking".

     For quantification of the impact of these estimates and assumptions, see the Forward-looking Statements and Risk Factors sections of the MD&A and Note 2 of the consolidated financial statements.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS ESTIMATION Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined at the time the policy is issued based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience prevailing at the time the policies are issued. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.

     For further discussion of these policies see Note 8 of the consolidated financial statements and the Forward-looking Statements and Risk Factors section of the MD&A.

OPERATIONS

OVERVIEW AND STRATEGY We are a major provider of life insurance, retirement and investment products to individual and institutional customers. Our mission is to assist financial services professionals in meeting their clients' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service.

     We will pursue the following to grow our current business profitably: maintain and develop focused, top-tier products; deepen distribution partner relationships; improve our cost structure; and advance our systematic risk management program. We also leverage the strength of the Allstate brand name across products and distribution channels.

     Our individual retail product line includes a wide variety of products designed to meet the financial protection, savings and retirement needs of our customers. Individual retail products include traditional life, interest-sensitive life, accident and health insurance, variable life, long-term care insurance, variable and fixed annuities and funding agreements backing retail medium-term notes ("RMTNs"). Individual retail products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies), and financial service firms such as banks, broker/dealers and specialized structured settlement brokers. Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

PREMIUMS AND CONTRACT CHARGES Premiums represent revenues generated from traditional life, immediate annuities with life contingencies, accident and health and other insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive life, variable annuities, fixed annuities and institutional products for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues.

     The following table summarizes premiums and contract charges by product.

     (IN MILLIONS)                                                  2004           2003           2002
                                                                ------------   ------------   ------------
     PREMIUMS
     Traditional life                                           $        321   $        388   $        403
     Immediate annuities with life contingencies                         316            413            416
     Other                                                                 -            158            204
                                                                ------------   ------------   ------------
     TOTAL PREMIUMS                                                      637            959          1,023

     CONTRACT CHARGES
     Interest-sensitive life                                             663            621            603
     Fixed annuities                                                      52             37             32
     Variable annuities                                                  246            206            212
     Institutional products                                                -              8              6
                                                                ------------   ------------   ------------
     TOTAL CONTRACT CHARGES                                              961            872            853
                                                                ------------   ------------   ------------

     TOTAL PREMIUMS AND CONTRACT CHARGES                        $      1,598   $      1,831   $      1,876
                                                                ============   ============   ============

     The following table summarizes premiums and contract charges by distribution channel.

      (IN MILLIONS)                                                 2004           2003           2002
                                                                ------------   ------------   ------------
       PREMIUMS
        Allstate agencies                                       $        273   $        226   $        229
        Specialized brokers                                              243            390            415
        Independent agents                                                70             60             52
        Direct marketing                                                  51            283            327
                                                                ------------   ------------   ------------
           TOTAL PREMIUMS                                                637            959          1,023

       CONTRACT CHARGES
        Allstate agencies                                                462            440            429
        Specialized brokers                                               27             30             25
        Independent agents                                               235            212            202
        Banks                                                             35             15             14
        Broker dealers                                                   199            172            183
        Direct marketing                                                   3              3              -
                                                                ------------   ------------   ------------
          TOTAL CONTRACT CHARGES                                         961            872            853
                                                                ------------   ------------   ------------
          TOTAL PREMIUMS AND CONTRACT CHARGES                   $      1,598   $      1,831   $      1,876
                                                                ============   ============   ============

     Total premiums decreased 33.6% in 2004 compared to 2003. The decrease was primarily due to the disposal of substantially all of our direct response distribution business, which resulted in lower other premiums and traditional life premiums. Additionally, 2004 reflects lower premiums on immediate annuities with life contingencies as underwriting actions taken in 2003 reduced the maximum premium received on individual contracts sold.

     Total premiums decreased 6.3% in 2003 compared to 2002. The decrease was primarily the result of the discontinuance of the majority of our direct response business in 2003, and lower traditional life and immediate annuity premium.

     Contract charges increased 10.2% in 2004 compared to 2003. The increase was primarily due to higher contract charges on interest-sensitive life and variable annuities. The increase in the interest-sensitive life contract charges was attributable to in-force business growth resulting from deposits and credited interest more than offsetting contract charges, surrenders and benefits. Higher variable annuity contract charges were the result of increased average account values during 2004, reflecting positive investment results during 2003 and 2004. Variable annuity contract charges, as a percent of average separate account values, increased to 175 basis points in 2004 from 166 basis points in 2003 driven by increases in fees charged for our variable annuity benefits on the Allstate Advisor product in addition to a higher percentage of our in-force contracts providing these benefits.

     Contract charges increased 2.2% in 2003 compared to 2002. The slight increase was the result of higher interest-sensitive life contract charges resulting from in-force business growth, partially offset by lower variable annuity contract charges on lower average variable annuity account balances during the period. Variable annuity contract charges, as a percent of average separate account values, increased to 166 basis points in 2003 from 163 basis points in 2002 as a result of increases in benefit rider fee rates and utilization by contractholders.

CONTRACTHOLDER FUNDS represent interest-bearing liabilities arising from the sale of individual and institutional products, such as interest-sensitive life, fixed annuities, and funding agreements. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

     The following table shows the changes in contractholder funds.

(IN MILLIONS)                                                       2004           2003            2002
                                                                ------------   ------------   ------------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE                         $     44,914   $     38,858   $     32,301

Impact of adoption of SOP 03-1(1)                                        421              -              -

DEPOSITS
  Fixed annuities (immediate and deferred)                             7,319          5,263          4,965
  Retail funding agreements                                               85              -              -
  Institutional products (primarily funding agreements)                3,902          2,713          1,873
  Interest-sensitive life                                              1,275            972            867
  Variable annuity and life deposits allocated to fixed
     accounts                                                            495            893          1,212
                                                                ------------   ------------   ------------
  TOTAL DEPOSITS                                                      13,076          9,841          8,917

INTEREST CREDITED                                                      1,912          1,764          1,691

MATURITIES, BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS
  Maturities of institutional products                                (2,518)        (2,163)        (1,056)
  Benefits                                                              (714)          (492)          (429)
  Surrenders and partial withdrawals                                  (2,718)        (2,200)        (2,093)
  Contract charges                                                      (593)          (561)          (520)
  Net transfers to separate accounts                                    (412)          (416)          (474)
  Fair value adjustments for institutional products                       45            131            363
  Other adjustments (2)                                                  526            152            158
                                                                ------------   ------------   ------------
TOTAL MATURITIES, BENEFITS, WITHDRAWALS AND OTHER
   ADJUSTMENTS                                                        (6,384)        (5,549)        (4,051)
                                                                ------------   ------------   ------------

CONTRACTHOLDER FUNDS, ENDING BALANCE                            $     53,939   $     44,914   $     38,858
                                                                ============   ============   ============

(1) The increase in contractholder funds due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds, the reclassification of deferred sales inducements ("DSI") from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income and death benefit guarantees provided under fixed annuity, variable annuity and interest-sensitive life contracts.
(2) In 2004, other adjustments includes an increase to contractholder funds of $379 million and $93 million as a result of reinsurance assumed transactions with American Heritage Life Insurance Company and Columbia Universal Life Insurance Company, respectively (see Note 5 to the Consolidated Financial Statements).

     Contractholder deposits increased 32.9% in 2004 compared to 2003 due primarily to greater issuances of fixed annuities, interest-sensitive life policies and retail and institutional funding agreements. These deposits led to an increase in average contractholder funds, excluding the impact of adopting SOP 03-1, of 17.5% in 2004 compared to 2003. Fixed annuity deposits increased 39.1% in 2004 compared to 2003 due to strong consumer demand, competitive pricing and effective distribution efforts in our bank channel. Institutional product deposits increased 43.8% in 2004 compared to 2003, largely due to favorable market conditions for our funding agreements and the broadening of our customer base through the development and launch of our new Securities and Exchange Commission ("SEC") registered program in the second quarter of 2004 and our new registered RMTN program in the fourth quarter. The registered programs generated $1.74 billion of new funding agreement deposits during the year including $85 million in RMTN deposits.

     Benefits, surrenders and partial withdrawals increased 27.5% in 2004 compared to 2003 reflecting a withdrawal rate of 9.8% for 2004 based on the beginning of period contractholder funds balance excluding institutional product reserves. This compares to a withdrawal rate of 9.0% and 10.2% for 2003 and 2002 respectively. Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts.

     Contractholder deposits increased 10.4% in 2003 compared to 2002, and average contractholder funds increased 17.7% in 2003 compared to 2002, due to significant increases in institutional product and fixed annuity deposits in 2003. Fixed annuity deposits increased 6.0% over 2002 due to competitive pricing and our decision to maintain a market presence despite a challenging interest rate environment. Institutional products deposits increased 44.8% largely due to our assessment of market opportunities.

SEPARATE ACCOUNTS LIABILITIES represent contractholders' claims to the related separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

(IN MILLIONS)                                                       2004           2003           2002
                                                                ------------   ------------   ------------
SEPARATE ACCOUNTS LIABILITIES, BEGINNING BALANCE                $     13,425   $     11,125   $     13,587

  Impact of adoption of SOP 03-1(1)                                     (204)             -              -

  Variable annuity and life deposits                                   1,763          2,284          2,432
  Variable annuity and life deposits allocated to fixed
     accounts                                                           (495)          (893)        (1,212)
                                                                ------------   ------------   ------------
  Net deposits                                                         1,268          1,391          1,220
  Investment results                                                   1,348          2,393         (2,167)
  Contract charges                                                      (256)          (220)          (212)
  Net transfers from fixed accounts                                      412            416            474
  Surrenders and benefits                                             (1,616)        (1,680)        (1,777)
                                                                ------------   ------------   ------------

SEPARATE ACCOUNTS LIABILITIES, ENDING BALANCE                   $     14,377   $     13,425   $     11,125
                                                                ============   ============   ============

(1) The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

     Separate accounts liabilities, excluding the impact of adopting SOP 03-1, increased $1.16 billion during 2004. The increase was primarily attributable to positive investment results. Net deposits and transfers from fixed accounts were mostly offset by surrenders and benefits. Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option. The level of this activity is reflected above in the deposits allocated to fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

     Separate accounts liabilities increased $2.30 billion during 2003 compared to 2002 reflecting a significant improvement in investment results and net deposits, partially offset by surrenders and benefits. The increase in the variable annuity net deposits in 2003 resulted from the increasing attractiveness of the separate accounts equity investment funds following improved equity market performance and the introduction of the multi-manager Allstate(R) Advisor variable annuity product.

NET INVESTMENT INCOME increased 5.8% in 2004 compared to 2003 and 3.5% in 2003 compared to 2002. The increase in both periods was the result of the effect of higher portfolio balances, partially offset by lower portfolio yields. Higher portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities and interest-sensitive life policies and institutional funding agreements. Investment balances as of December 31, 2004, increased 16.2% from

December 31, 2003 and increased 13.9% as of December 31, 2003 compared to December 31, 2002. The lower portfolio yields were primarily due to purchases, including reinvestments, of fixed income securities with yields lower than the current portfolio average.

NET INCOME analysis is presented in the following table.

     (IN MILLIONS)                                                  2004           2003           2002
                                                                ------------   ------------   ------------
     Premiums                                                   $        637   $        959   $      1,023
     Contract charges                                                    961            872            853
     Net investment income                                             3,260          3,082          2,978
     Periodic settlements and accruals on non-hedge
       derivative instruments (1)                                         49             23              5
     Contract benefits                                                (1,359)        (1,595)        (1,543)
     Interest credited to contractholder funds(2)                     (1,878)        (1,764)        (1,691)
                                                                ------------   ------------   ------------
     Gross margin                                                      1,670          1,577          1,625

     Amortization of DAC and DSI                                        (441)          (433)          (416)
     Operating costs and expenses                                       (462)          (493)          (475)
     Income tax expense                                                 (265)          (233)          (209)
     Realized capital gains and losses, after-tax                         (8)           (54)          (274)
     DAC and DSI amortization relating to realized
        capital gains and losses, after-tax                              (89)           (30)            (1)
     Reclassification of periodic settlements and
        accruals on non-hedge derivative
        instruments, after-tax                                           (32)           (15)            (3)
     Loss on disposition of operations, after-tax                        (17)           (28)            (2)
     Cumulative effect of change in accounting
       principle, after-tax                                             (175)           (13)            --
                                                                ------------   ------------   ------------
     NET INCOME                                                 $        181   $        278   $        245
                                                                ============   ============   ============

      (1) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Consolidated Statements of Operations and Comprehensive Income.
      (2) Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $45 million in 2004. Prior periods have not been restated.

GROSS MARGIN, a non-GAAP measure, represents premiums and contract charges and net investment income, less contract benefits and interest credited to contractholder funds. We use gross margin as a component of our evaluation of the profitability of the life insurance and financial product portfolio. Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Gross margin is comprised of four components that are utilized to further analyze the business: investment margin, benefit margin, maintenance charges and surrender charges. We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is reconciled to GAAP net income in the table above.

     The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

                                                                   2004
                                 ------------------------------------------------------------------------
                                  INVESTMENT      BENEFIT       MAINTENANCE    SURRENDER        GROSS
                                    MARGIN         MARGIN         CHARGES       CHARGES         MARGIN
                                 ------------   ------------   ------------   ------------   ------------
  (IN MILLIONS)
Premiums                         $         --   $        637   $         --   $         --   $        637
Contract charges                           --            507            380             74            961
Net investment income                   3,260             --             --             --          3,260
Periodic settlements and
  accruals on non-hedge
  derivative instruments (1)               49             --             --             --             49
Contract benefits                        (530)          (829)            --             --         (1,359)
Interest credited to
   contractholder funds (2)            (1,878)            --             --             --         (1,878)
                                 ------------   ------------   ------------   ------------   ------------
                                 $        901   $        315   $        380   $         74   $      1,670
                                 ============   ============   ============   ============   ============

                                                                   2003
                                 ------------------------------------------------------------------------
                                  INVESTMENT      BENEFIT       MAINTENANCE    SURRENDER        GROSS
                                    MARGIN         MARGIN         CHARGES       CHARGES         MARGIN
                                 ------------   ------------   ------------   ------------   ------------
  (IN MILLIONS)
Premiums                         $         --   $        959   $         --   $         --   $        959
Contract charges                           --            465            328             79            872
Net investment income                   3,082             --             --             --          3,082
Periodic settlements and
  accruals on non-hedge
  derivative instruments (1)               23             --             --             --             23
Contract benefits                        (517)        (1,078)            --             --         (1,595)
Interest credited to
  contractholder funds                 (1,764)            --             --             --         (1,764)
                                 ------------   ------------   ------------   ------------   ------------
                                 $        824   $        346   $        328   $         79   $      1,577
                                 ============   ============   ============   ============   ============

                                                                   2002
                                 ------------------------------------------------------------------------
                                  INVESTMENT      BENEFIT       MAINTENANCE    SURRENDER        GROSS
                                    MARGIN         MARGIN        CHARGES        CHARGES         MARGIN
                                 ------------   ------------   ------------   ------------   ------------
  (IN MILLIONS)
Premiums                         $         --   $      1,023   $         --   $         --   $      1,023
Contract charges                           --            447            331             75            853
Net investment income                   2,978             --             --             --          2,978
Periodic settlements and
  accruals on non-hedge
  derivative instruments (1)                5             --             --             --              5
Contract benefits                        (494)        (1,049)            --             --         (1,543)
Interest credited to
   contractholder funds                (1,691)            --             --             --         (1,691)
                                 ------------   ------------   ------------   ------------   ------------
                                 $        798   $        421   $        331   $         75   $      1,625
                                 ============   ============   ============   ============   ============

(1) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Consolidated Statements of Operations and Comprehensive Income.
(2) Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $45 million for the year ended December 31, 2004. Prior periods have not been restated.

     Gross margin increased 5.9% in 2004 compared to 2003. The increase was attributable to increased investment margin and higher maintenance charges, partially offset by lower benefit margin. Gross margin declined 3.0% in 2003 compared to 2002 as an increased investment margin was more than offset by lower benefit margin.

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

     Investment margin by product group is shown in the following table.

         (IN MILLIONS)                  2004        2003        2002
                                     ---------   ---------   ---------
         Annuities                   $     620   $     546   $     505
         Life insurance                    160         171         186
         Institutional products            121         107         107
                                     ---------   ---------   ---------
         Total investment margin     $     901   $     824   $     798
                                     =========   =========   =========

     Investment margin increased 9.3% in 2004 compared to 2003 and increased 3.3% in 2003 compared to 2002. Both increases were primarily due to higher contractholder funds and actions to reduce crediting rates, partially offset by lower portfolio yields. The difference between the weighted average crediting rate and the average guaranteed rate on interest-sensitive life and deferred annuities, excluding market value adjusted annuities and equity-indexed annuities, was 52 basis points as of December 31, 2004 compared with 70 basis points as of December 31, 2003 and 140 basis points as of December 31, 2002. The crediting rates on approximately 62% of these contracts were at the minimum guaranteed rate at December 31, 2004.

     The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads during 2004, 2003 and 2002.

                                               WEIGHTED AVERAGE       WEIGHTED AVERAGE         WEIGHTED AVERAGE
                                               INVESTMENT YIELD    INTEREST CREDITING RATE    INVESTMENT SPREADS
                                             --------------------  -----------------------   --------------------
                                             2004    2003    2002    2004    2003    2002    2004    2003    2002
                                             ----    ----    ----    ----    ----    ----    ----    ----    ----
Interest-sensitive life                       6.4%    6.9%    7.2%    4.8%    4.9%    5.1%    1.6%    2.0%    2.1%
Fixed annuities - deferred annuities          5.8     6.4     7.1     4.1     4.6     5.2     1.7     1.8     1.9
Fixed annuities - immediate annuities
   with and without life contingencies        7.6     7.9     8.2     6.8     7.1     7.2     0.8     0.8     1.0
Institutional                                 3.1     3.5     4.3     2.1     2.5     3.4     1.0     1.0     0.9
Investments supporting capital,
   traditional life and other products        7.0     6.6     7.1     N/A     N/A     N/A     N/A     N/A     N/A

     The following table summarizes the liabilities as of December 31 for these contracts and policies.

(IN MILLIONS)                                                       2004           2003           2002
                                                                ------------   ------------   ------------
Fixed annuities - immediate annuities with life contingencies   $      7,713   $      7,433   $      7,024
Other life contingent contracts and other                              3,490          3,047          2,722
                                                                ------------   ------------   ------------
   Reserve for life-contingent contracts                        $     11,203   $     10,480   $      9,746
                                                                ============   ============   ============

Interest-sensitive life                                         $      7,397   $      6,459   $      6,037
Fixed annuities - deferred annuities                                  31,347         25,669         21,231
Fixed annuities - immediate annuities without life
   contingencies                                                       3,243          2,855          2,550
Institutional                                                         11,279          9,379          8,613
Market value adjustments related to derivative instruments
   and other                                                             673            552            427
                                                                ------------   ------------   ------------
   Contractholder funds                                         $     53,939   $     44,914   $     38,858
                                                                ============   ============   ============

BENEFIT MARGIN is a component of gross margin, both of which are non-GAAP measures. Benefit margin represents life and life-contingent immediate annuity premiums and cost of insurance contract charges less contract benefits. Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin, and mortality charges on variable annuities, which are included as a component of maintenance charges. We use the benefit margin to evaluate our underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

     Benefit margin by product group is shown in the following table.

         (IN MILLIONS)                  2004         2003         2002
                                     ----------   ----------   ----------
         Life insurance              $      400   $      458   $      488
         Annuities                          (85)        (112)         (67)
                                     ----------   ----------   ----------
         Total benefit margin        $      315   $      346   $      421
                                     ==========   ==========   ==========

     Benefit margin decreased 9.0% in 2004 compared to 2003. This decline was primarily the result of the disposal of substantially all of our direct response distribution business and unfavorable mortality experience on life-contingent immediate annuities, partially offset by an improved benefit margin on life insurance products and lower contract benefits related to guaranteed minimum death benefits ("GMDBs") on variable annuities.

     As required by SOP 03-1, as of January 1, 2004, a reserve was established for benefits provided for under variable annuities and secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts. For variable annuities, the reserve includes GMDBs and guaranteed minimum income benefits ("GMIBs"). In previous periods, GMDBs were expensed as paid and no costs were recognizable for GMIBs or other guarantees. Under the SOP, we anticipate that the benefit margin will be less volatile, as contract benefit expense pertaining to product guarantees will be proportionate to the related revenue rather than cash payments made during the period. Included in the benefit margin for 2004 are additions to these secondary product guarantee reserves of $46 million for variable annuities, net of reinsurance and hedging gains and losses and $3 million for fixed annuities and interest-sensitive life policies. Included in the benefit margin for 2003 are GMDB payments of $83 million, net of reinsurance, hedging gains and losses and other contractual arrangements. For further explanation of the impacts of the adoption of this accounting guidance, see Note 2 to the Consolidated Financial Statements.

     Benefit margin was $346 million in 2003, reflecting a $75 million or 17.8% decline compared to 2002. An increase in GMDBs on variable annuity contracts in 2003 compared to 2002 represents $30 million of the $75 million decline. The remainder was due to a larger number of life claims in the first quarter of 2003, poor mortality results on certain closed blocks of business and the effect of the discontinuance of direct response non-life credit insurance, partially offset by higher mortality margin from growth of interest-sensitive life. In 2003, GMDB payments were $83 million, net of reinsurance, hedging results and other contractual arrangements ("net GMDB payments"), compared to $53 million in 2002. While 2003 net GMDB payments were higher than in 2002, improved equity market performance during 2003 resulted in sequential quarterly reductions in gross GMDB payments. Direct response non-life credit insurance generated a benefit margin of $2 million and $7 million in 2003 and 2002, respectively.

     AMORTIZATION OF DAC AND DSI increased 1.8% during 2004 compared to 2003. The higher amortization is reflective of increased gross margins on fixed and variable annuities. In 2003, amortization of DAC and DSI included an acceleration of DAC amortization (commonly referred to as "DAC unlocking") totaling $89 million and $37 million of DAC amortization on the direct response distribution business sold in 2004.

     The adoption of SOP 03-1 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC. Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $124 million. This reduction was recognized as a component of cumulative effect of a change in accounting principle.

     Amortization of DAC increased 4.1% during 2003 compared to 2002. The increase was primarily due to in-force business growth, partially offset by decreased amortization from lower gross margins on variable annuities and certain fixed annuities. Net DAC unlocking totaled $89 million and $94 million in 2003 and 2002.

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

(IN MILLIONS)

                         BEGINNING
                          BALANCE         IMPACT OF        IMPACT OF
                          DEC. 31,       ADOPTION OF        DISPOSAL                         ACQUISITION
                            2003         SOP 03-1 (2)        OF DR        REINSURANCE (4)  COSTS DEFERRED
                       --------------   --------------   --------------   --------------   --------------
Traditional life       $          689   $           --   $         (145)  $            9   $           69
Interest-sensitive
   life                         1,221               --               --               26              190
Variable annuities                766             (143)              --               --              123
Investment contracts              446               (1)              --                5              429
Other                              80               --              (93)              --               17
                       --------------   --------------   --------------   --------------   --------------
Total                  $        3,202   $         (144)  $         (238)  $           40   $          828
                       ==============   ==============   ==============   ==============   ==============

                                         AMORTIZATION
                                        (ACCELERATION)      EFFECT OF         ENDING
                        AMORTIZATION     DECELERATION      UNREALIZED         BALANCE
                         CHARGED TO       CHARGED TO     CAPITAL GAINS       DEC. 31,
                         INCOME (3)       INCOME (1)       AND LOSSES          2004
                       --------------   --------------   --------------   --------------
Traditional life       $          (58)  $           --   $           --   $          564
Interest-sensitive
   life                          (120)              67               (4)           1,380
Variable annuities               (134)              --               16              628
Investment contracts             (230)             (59)              10              600
Other                              --               --               --                4
                       --------------   --------------   --------------   --------------
Total                  $         (542)  $            8   $           22   $        3,176
                       ==============   ==============   ==============   ==============

(IN MILLIONS)

                                                                               AMORTIZATION
                         BEGINNING                                            (ACCELERATION)        EFFECT OF           ENDING
                          BALANCE                             AMORTIZATION     DECELERATION        UNREALIZED           BALANCE
                        DECEMBER 31,     ACQUISITION COSTS     CHARGED TO       CHARGED TO      CAPITAL GAINS AND    DECEMBER 31,
                            2002             DEFERRED          INCOME (3)       INCOME (1)           LOSSES              2003
                       --------------   ------------------   --------------   --------------   ------------------   --------------
Traditional life       $          677   $               78   $          (66)  $           --   $               --   $          689
Interest-sensitive
   life                         1,133                  182             (124)              16                   14            1,221
Variable annuities                834                  143              (36)            (124)                 (51)             766
Investment contracts              183                  314             (141)              19                   71              446
Other                              88                   15              (23)              --                   --               80
                       --------------   ------------------   --------------   --------------   ------------------   --------------
Total                  $        2,915   $              732   $         (390)  $          (89)  $               34   $        3,202
                       ==============   ==================   ==============   ==============   ==================   ==============

(1) Included as a component of Amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.
(2) The impact of adoption of SOP 03-1 includes a write-down in variable annuity DAC of $108 million, the reclassification of DSI from DAC to other assets resulting in a decrease to DAC of $44 million, and an increase to DAC of $8 million for an adjustment to the effect of unrealized capital gains and losses.
(3) The amortization of DAC for interest-sensitive life, variable annuities and investment contracts is proportionate to the recognition of actual gross profits, which include realized capital gains and losses. The increase in amortization in 2004 compared to 2003 was due in part to the effect of realized capital gains and losses that were in excess of those utilized in the determination of EGP. Amortization related to realized capital gains and losses was $120 million and $46 million in 2004 and 2003, respectively. Future amortization will be affected by the recognition of actual realized capital gains and losses to the extent that they differ from those utilized in the determination of EGP.
(4) The DAC balance was increased $40 million during 2004 as a result of certain reinsurance transactions. In 2004, ALIC entered into a reinsurance agreement with American Heritage Life Insurance Company, an affiliate of the Company, whereby certain interest-sensitive life and fixed annuity business was assumed by ALIC. In addition, in 2004, an existing reinsurance agreement between ALIC and Columbia Universal Life Insurance Company, a former affiliate of the Company, was changed from modified coinsurance to coinsurance resulting in an increase in traditional life and interest-sensitive life DAC.

OPERATING COSTS AND EXPENSES decreased 6.3% in 2004 compared to 2003 and increased 3.8% in 2003 compared to 2002. The following table summarizes operating costs and expenses.

     (IN MILLIONS)                            2004         2003         2002
                                           ----------   ----------   ----------
     Non-deferrable acquisition costs      $      146   $      169   $      136
     Other operating costs and expenses           316          324          339
                                           ----------   ----------   ----------
     Total operating costs and expenses    $      462   $      493   $      475
                                           ==========   ==========   ==========

     The decline in total operating costs and expenses in 2004 compared to 2003 was primarily attributable to the disposal of substantially all of our direct response distribution business. Excluding the impact of the disposition, non-deferrable acquisition costs increased due to higher non-deferrable renewal commissions; and taxes, licenses and fees. For other operating costs and expenses, the decline due to the disposition was partially offset by higher technology and employee related expenses.

     The increase in total operating costs and expenses in 2003 compared to 2002 was primarily due to higher non-deferrable commissions. Other operating costs and expenses in 2003 compared to 2002 decreased as higher employee benefit and technology related costs were more than offset by lower litigation expense.

REINSURANCE CEDED We enter into reinsurance agreements with unaffiliated carriers to limit our risk of mortality losses. As of December 31, 2004 and 2003, 50% and 46%, respectively, of our face amount of life insurance in force is reinsured. In 2004, for certain term life insurance policies, we ceded 25-100% of the mortality risk depending on the length of the term and policy premium guarantees. Comparatively, in 2003, mortality risk ceded on certain term life insurance policies was in the range of 60-100%, depending on the length of the term and policy premium guarantees. Additionally, we cede 100% of the morbidity risk on our long-term care contracts. Since 1998, we have ceded the mortality risk on new life contracts that exceed $2 million per individual, whereas prior to 1998, we ceded mortality risk in excess of specific amounts up to $1 million per life for individual coverage. Also, on certain in-force variable annuity contracts we cede 100% of the mortality and certain other risks related to product features. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

     The impacts of reinsurance on our reserve for life-contingent contract benefits at December 31, are summarized in the following table.

                                            REINSURANCE RECOVERABLE ON PAID
           (IN MILLIONS)                         AND UNPAID CLAIMS, NET
                                          -----------------------------------
                                                 2004             2003
                                                 ----             ----
           Life insurance(1)               $         1,004   $           823
           Long-term care                              238               161
           Other(1)                                    265               201
                                           ---------------   ---------------
           Total                           $         1,507   $         1,185
                                           ===============   ===============

          (1) As of December 31, 2004, life insurance and other include $52 million and $72 million, respectively, related to the disposal of substantially all of our direct response distribution business.

     Estimating amounts of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

     Developments in the insurance industry have led to a decline in the financial strength of some of our reinsurance carriers, causing amounts recoverable from them to be considered a higher risk. There has also been consolidation activity between reinsurers in the industry, which has resulted in reinsurance risk across the industry to be concentrated among fewer companies. As a result, we have increased our percentage of underwriting retention of new term life insurance policies by approximately 20-30% on average depending on product mix.

     Our reinsurance recoverables, summarized by the reinsurers' Standard & Poor's financial strength ratings as of December 31, are shown in the following table. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

       (IN MILLIONS)              2004                       2003
                         ------------------------   ------------------------
                         REINSURANCE                REINSURANCE
                         RECOVERABLE          %     RECOVERABLE           %
                         -----------         ---    -----------          ---
       AAA               $        21          1.4%  $        21          1.8%
       AA+                        90          6.0             -            -
       AA                        369         24.5           408         34.4
       AA-                       291         19.3           265         22.4
       A+                        319         21.1           283         23.9
       A                           -            -             1            -
       A-(1)                     117          7.8           168         14.2
       Other(1)                  300         19.9            39          3.3
                         -----------        -----   -----------        -----
       Total             $     1,507        100.0%  $     1,185        100.0%
                         ===========        =====   ===========        =====

       (1) As of December 31, 2004, the A- and other categories include $51 million and $118 million, respectively, related to the disposal of substantially all of our direct response distribution business. The amount included as a component of the other category reflects two of three unrelated third party purchasers of the business for which Standard and Poor's does not rate. These two insurers are rated A+ (Superior) and A (Excellent) by A.M. Best. Furthermore, the other category, at December 31, 2004, includes $184 million related to the reinsurance recoverables of acquired entities, of which $176 million is collateralized by a reinsurance trust.

     Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

                                                         S&P FINANCIAL            REINSURANCE
                                                            STRENGTH         RECOVERABLE ON PAID
          (IN MILLIONS)                                      RATING            AND UNPAID CLAIMS
                                                             ------            -----------------
                                                                               2004         2003
                                                                               ----         ----
          Employers Reassurance Corporation                    A+          $       246   $      167
          RGA Reinsurance Company                              AA-                 229           72
          Paul Revere Life Insurance Company                  BBB+                 155          160
          Transamerica Life Group                              AA                  145          116
          Swiss Re Life and Health America, Inc.               AA                  143          133
          Scottish Re Group                                    A-                  111            -
          Investors Partner Life Insurance Company             AA+                  90           92
          Munich American Reassurance                          A+                   72           63
          American Health & Life Insurance Co.            N/A (A+ A.M.
                                                          Best Rating)              60            9
          Security Life of Denver                              AA                   59           58
          Triton Insurance Company                         N/A (A A.M.
                                                          Best Rating)              58            -
          Lincoln National Life Insurance                      AA-                  52           48
          Other (1)                                                                 87          267
                                                                           -----------   ----------
          Total                                                            $     1,507   $    1,185
                                                                           ===========   ==========

          (1) As of December 31, 2004, the other category includes $52 million of recoverables due from reinsurers with an investment grade credit rating from S&P.

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2004.

     ALIC's insurance subsidiaries are domiciled in Illinois, New York, Arizona and Nebraska. Except for those domiciled in New York, ALIC has 100% intercompany reinsurance agreements in place with most of its domestic insurance subsidiaries. With the exception of Allstate Life Insurance Company of New York, which retains substantially all of its business up to its per life limit, only invested assets supporting capital and relating to Separate Accounts remain in these subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

OUTLOOK

- Our ability to grow our investment margin depends upon maintaining sufficient spreads between investment yields and interest crediting rates, and growing the amount of business in force. As interest rates rise, we expect a gradual increase in investment yields. The amount by which these higher yields will increase our investment margin depends upon the amount and pace at which we reset interest-crediting rates, which could be influenced by market conditions and the actions of our policyholders. A significant and sudden increase in interest rates could cause policyholders to exercise surrender provisions in their policies that might cause investment margins to decline. As a result, growth in our investment margin from net new business activity could be partially offset by compression in our in-force investment margins.
- If equity markets perform at historical norms, we expect to see positive growth in our variable annuity gross margins from increased revenue. However, improvements or deteriorations in our variable annuity gross margins from changes in equity market performance or policyholder retention creates a proportional increase or decrease in amortization of variable annuity DAC, which will offset a significant portion of the changes in gross margins.

- Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. To eliminate some of these market concerns, we are expecting to retain more of our term life insurance mortality risk in 2005. This change will not have a discernable effect on our net income in the short-term, but will provide the foundation to drive increased long-term growth in our life insurance business. Our mortality margins will also be more volatile in the future as we retain and manage more of our mortality risk, which will require increased statutory capital.

INVESTMENTS

     An important component of our financial results is the return on our investment portfolio. The investment portfolio is managed based upon the nature of the business and its corresponding liability structure.

OVERVIEW AND STRATEGY The investment strategy focuses on the need for risk-adjusted spread on the underlying liabilities while maximizing return on capital. We believe investment spread is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to minimize the effect of downgrades and defaults. We believe this strategy maintains the investment margin necessary to sustain income over time. The portfolio management approach employs a combination of recognized market, analytical and proprietary modeling, including a strategic asset allocation model, as the primary basis for the allocation of interest sensitive, illiquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the targets set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions. Portfolio reviews, which include identifying securities that are other than temporarily impaired, are conducted regularly. For more information, see the Portfolio Monitoring section of the MD&A.

PORTFOLIO COMPOSITION The composition of the investment portfolio at December 31, 2004 is presented in the table below. Also see Notes 2 and 6 to the consolidated financial statements for investment accounting policies and additional information.

                                                                PERCENT
               (IN MILLIONS)                                   TO TOTAL
                                                               --------
               Fixed income securities(1)       $   59,291         85.1%
               Equity securities                       214          0.3
               Mortgage loans                        7,318         10.5
               Short-term                            1,440          2.1
               Policy loans                            722          1.0
               Other                                   704          1.0
                                                ----------     --------
                  Total                         $   69,689        100.0%
                                                ==========     ========

               (1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $55.96 billion.

     Investments increased to $69.69 billion at December 31, 2004, from $59.99 billion at December 31, 2003. The increase in investments was primarily due to positive cash flows from operating and financing activities and increased funds associated with securities lending.

     Investment balances related to collateral increased to $2.93 billion at December 31, 2004, from $1.92 billion at December 31, 2003.

     We use different methodologies to estimate the fair value of publicly and non-publicly traded marketable investment securities and exchange traded and non-exchange traded derivative contracts. For a discussion of these methods, see the Application of Critical Accounting Policies section of the MD&A.

     The following table shows total investments categorized by the method used to determine fair value at December 31, 2004.

                                                                                DERIVATIVE
                                                           INVESTMENTS          CONTRACTS
                                                     -----------------------    ----------
(IN MILLIONS)                                           FAIR       PERCENT        FAIR
                                                        VALUE      TO TOTAL       VALUE
                                                     ----------   ----------    ----------
Value based on independent market quotations         $   47,671         68.4%   $       58
Value based on models and other valuation methods        12,679         18.2           662
Mortgage loans, policy loans, certain
    limited partnership investments, valued at
    cost, amortized cost and the equity method            9,339         13.4
                                                     ----------   ----------    ----------
Total                                                $   69,689        100.0%   $      720
                                                     ==========   ==========    ==========

FIXED INCOME SECURITIES See Note 6 of the consolidated financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2004 and 2003.

     Municipal bonds, including tax-exempt and taxable securities, totaled $3.32 billion and 100.0% were rated investment grade at December 31, 2004. Approximately 48.8% of the municipal bond portfolio was insured by six bond insurers and accordingly have a rating of Aaa or Aa. The municipal bond portfolio at December 31, 2004 consisted of approximately 223 issues from approximately 176 issuers. The largest exposure to a single issuer was less than 5.4% of the municipal bond portfolio. Corporate entities were the ultimate obligors of approximately 26.2% of the municipal bond portfolio.

     Corporate bonds totaled $34.21 billion and 90.1% were rated investment grade at December 31, 2004. As of December 31, 2004, the portfolio contained $15.82 billion of privately placed corporate obligations, 46.2% of the total corporate obligations in the portfolio, compared with $14.33 billion at December 31, 2003. Privately placed securities that were rated investment grade totaled 87.9% at December 31, 2004. Approximately $13.84 billion or 87.5% of the privately placed corporate obligations consisted of fixed rate privately placed securities. The benefits of fixed rate privately placed securities when compared to publicly issued securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk or fluctuations in interest rates. A disadvantage of fixed rate privately placed securities when compared to publicly issued securities is relatively reduced liquidity. Foreign government securities totaled $1.84 billion and 90.7% were rated investment grade at December 31, 2004.

     Mortgage-backed securities ("MBS") totaled $5.97 billion at December 31, 2004, all of which were investment grade. In our MBS portfolio, the credit risk associated with MBS is mitigated due to the fact that the portfolio consists primarily of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or U.S. government sponsored entities. The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages. The current consistently low interest rate environment has resulted in prepayments, which have eroded the prepayment protection in this portfolio over recent years.

     Commercial mortgage-backed securities ("CMBS") totaled $6.20 billion at December 31, 2004. CMBS positions primarily represent pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk. Due to protections within the underlying commercial mortgages, borrowers are restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. Approximately 82.3% of the CMBS portfolio had a Moody's rating of Aaa or a Standard & Poor's rating of AAA, the highest rating category, at December 31, 2004.

     Asset-backed securities ("ABS") totaled $4.35 billion at December 31, 2004. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated debt, reserve funds, guarantees and/or insurance. Approximately 53.6% of the ABS portfolio had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest rating category. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yield are affected by the rate of prepayment of the underlying assets. The ABS portfolio includes collateralized debt obligations and other bonds that are secured by a variety of asset types, predominately credit card receivables, home equity loans, and auto loans.

     At December 31, 2004, 93.7% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa Moody's; a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2004.

(IN MILLIONS)

               NAIC        MOODY'S                      FAIR         PERCENT
               RATING      EQUIVALENT                   VALUE       TO TOTAL
               ------      ----------                   -----       --------
                 1         Aaa/Aa/A                  $   39,062         65.9%
                 2         Baa                           16,514         27.8
                 3         Ba                             2,226          3.8
                 4         B                              1,291          2.2
                 5         Caa or lower                     137          0.2
                 6         In or near default                61          0.1
                                                     ----------     --------
                           Total                     $   59,291        100.0%
                                                     ==========     ========

EQUITY SECURITIES Equity securities include limited partnership, non-redeemable preferred and common stock investments. The equity securities portfolio was $214 million at December 31, 2004 compared to $164 million at December 31, 2003. Investments in limited partnership interests had a carrying value and cost of $172 million and $81 million at December 31, 2004 and 2003, respectively. Non-redeemable preferred and common stocks had a carrying value of $42 million and $83 million, and cost of $33 million and $79 million at December 31, 2004 and 2003, respectively. Gross unrealized gains on common stocks and non-redeemable preferred stocks totaled $9 million at December 31, 2004 compared to $4 million at December 31, 2003. There were no unrealized losses on common stocks or non-redeemable preferred stocks at December 31, 2004 and 2003.

UNREALIZED GAINS AND LOSSES See Note 6 of the consolidated financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining whether they are not other than temporarily impaired. The unrealized net capital gains on fixed income and equity securities at December 31, 2004 totaled $3.34 billion, an increase of $155 million since December 31, 2003. Gross unrealized gains and losses on fixed income securities are provided in the table below.

(IN MILLIONS)                                                                      GROSS UNREALIZED
                                                                 AMORTIZED         ----------------            FAIR
                                                                   COST           GAINS         LOSSES         VALUE
                                                               ------------   ------------   ------------   ------------
AT DECEMBER 31, 2004
Corporate:
   Banking                                                     $      4,576   $        221   $        (18)  $      4,779
   Consumer goods (cyclical and non-cyclical)                         5,888            291            (15)         6,164
   Transportation                                                     1,420             89            (10)         1,499
   Capital goods                                                      3,395            169             (9)         3,555
   Communications                                                     3,109            115             (9)         3,215
   Basic industry                                                     2,588            144             (7)         2,725
   Financial services                                                 2,608            158             (6)         2,760
   Energy                                                             2,063            102             (5)         2,160
   Utilities                                                          4,831            526             (4)         5,353
   Other                                                              1,331            130             (3)         1,458
   Technology                                                           511             30             (3)           538
                                                               ------------   ------------   ------------   ------------
Total corporate fixed income portfolio                               32,320          1,975            (89)        34,206

U.S. government and agencies                                          2,535            798             --          3,333
Municipal                                                             3,231            106            (14)         3,323
Foreign government                                                    1,511            333             (1)         1,843
Mortgage-backed securities                                            5,905             84            (15)         5,974
Commercial mortgage-backed securities                                 6,074            141            (13)         6,202
Asset-backed securities                                               4,331             46            (31)         4,346
Redeemable preferred stock                                               57              7             --             64
                                                               ------------   ------------   ------------   ------------
Total fixed income securities                                  $     55,964   $      3,490   $       (163)  $     59,291
                                                               ============   ============   ============   ============

The banking, consumer goods and transportation sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2004. The gross unrealized losses in these sectors were primarily interest rate related or company specific. Approximately $8 million of the total gross unrealized losses in the corporate fixed income portfolio and $11 million of the total gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were generally depressed due to company specific issues and economic issues primarily related to fuel and labor costs. We expect eventual recovery of these securities. Every security was included in our portfolio monitoring process.

     The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2004.

(IN MILLIONS)

           NAIC          MOODY'S            UNREALIZED     PERCENT        FAIR      PERCENT
          RATING        EQUIVALENT             LOSS        TO TOTAL       VALUE     TO TOTAL
          ------        ----------             ----        --------       -----     --------
            1      Aaa/Aa/A                 $      (92)        56.5%  $    7,648       74.1%
            2      Baa                             (39)        23.9        2,146       20.8
            3      Ba                              (15)         9.2          264        2.6
            4      B                               (12)         7.4          183        1.8
            5      Caa or lower                     (2)         1.2           45        0.4
            6      In or near default               (3)         1.8           28        0.3
                                            ----------       ------   ----------   --------
                   Total                    $     (163)       100.0%  $   10,314      100.0%
                                            ==========       ======   ==========   ========

     The table above includes 29 securities that have not yet received an NAIC rating, for which we have assigned a comparable internal rating, with a fair value totaling $620 million and an unrealized loss of $6 million. Due to lags between the funding of an investment, processing of final legal documents, filing with the Securities Valuation Office of the NAIC ("SVO"), and rating by the SVO, we will always have a small number of securities that have a pending rating.

     At December 31, 2004, $131 million, or 80.4%, of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

     As of December 31, 2004, $32 million of the gross unrealized losses were related to below investment grade fixed income securities. Of this amount, $11 million was in a significant unrealized loss position (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2004. Included among the securities rated below investment grade are both public and privately placed high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities, and through diversification of the portfolio, and active credit monitoring and portfolio management.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2004 is shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                                      UNREALIZED      PERCENT          FAIR          PERCENT
(IN MILLIONS)                                            LOSS         TO TOTAL         VALUE         TO TOTAL
                                                         ----         --------         -----         --------
Due in one year or less                              $         (1)           0.6%   $         93            0.9%
Due after one year through five years                         (14)           8.6           1,435           13.9
Due after five years through ten years                        (41)          25.2           2,626           25.5
Due after ten years                                           (61)          37.4           2,883           27.9
Mortgage- and asset- backed securities(1)                     (46)          28.2           3,277           31.8
                                                     ------------   ------------    ------------   ------------
Total                                                $       (163)         100.0%   $     10,314          100.0%
                                                     ============   ============    ============   ============

(1) Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate fixed income and equity securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. The watch-list is reviewed in detail to determine whether any other than temporary impairment exists.

     The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

                                                                    December 31, 2004
                                                     -------------------------------------------------
                                                          Fixed Income
                                                     -----------------------
                                                                    Below
                                                     Investment   Investment
(in millions except number of issues)                  Grade        Grade        Equity       Total
                                                     ----------   ----------   ----------   ----------
Category (i): Unrealized loss less than 20%
  of cost (1)
                                  Number of Issues        1,232           80            -        1,312
                                        Fair Value   $    9,794   $      499   $        -   $   10,293
                                        Unrealized   $     (131)  $      (20)  $        -   $     (151)

Category (ii): Unrealized loss greater than or
  equal to 20% of cost for a period of less than
  6 consecutive months (1)
                                  Number of Issues            1            2            -            3
                                        Fair Value   $        -   $        2   $        -   $        2
                                        Unrealized   $        -   $       (1)  $        -   $       (1)

Category (iii): Unrealized loss greater than or
  equal to 20% of cost for a period of 6 or more
  consecutive months, but less than 12 consecutive
  months (1)
                                  Number of Issues            -            1            -            1
                                        Fair Value   $        -   $        7   $        -   $        7
                                        Unrealized   $        -   $       (3)  $        -   $       (3)

Category (iv): Unrealized loss greater than or
  equal to 20% of cost for twelve or more
  consecutive months (1)
                                  Number of Issues            -            3            -            3
                                        Fair Value   $        -   $       12   $        -   $       12
                                        Unrealized   $        -   $       (8)  $        -   $       (8)
                                                     ----------   ----------   ----------   ----------
                            Total Number of Issues        1,233           86            -        1,319
                                                     ==========   ==========   ==========   ==========
                                  Total Fair Value   $    9,794   $      520   $        -   $   10,314
                                                     ==========   ==========   ==========   ==========
                           Total Unrealized Losses   $     (131)  $      (32)  $        -   $     (163)
                                                     ==========   ==========   ==========   ==========

                                                                     December 31, 2003
                                                     -------------------------------------------------
                                                           Fixed Income
                                                     -----------------------
                                                                    Below
                                                     Investment   Investment
(in millions except number of issues)                  Grade         Grade       Equity       Total
                                                     ----------   ----------   ----------   ----------
Category (i): Unrealized loss less than 20%
  of cost (1)
                                  Number of Issues          690           75            1          766
                                        Fair Value   $    8,212   $      550   $       12   $    8,774
                                        Unrealized   $     (198)  $      (22)  $        -   $     (220)

Category (ii): Unrealized loss greater than or
  equal to 20% of cost for a period of less than
  6 consecutive months (1)
                                  Number of Issues            6           11            -           17
                                        Fair Value   $       (3)  $       40   $        -   $       37
                                        Unrealized   $      (15)  $      (16)  $        -   $      (31)

Category (iii): Unrealized loss greater than or
  equal to 20% of cost for a period of 6 or more
  consecutive months, but less than 12 consecutive
  months (1)
                                  Number of Issues            2            5            -            7
                                        Fair Value   $        7   $       49   $        -   $       56
                                        Unrealized   $       (8)  $      (22)  $        -   $      (30)

Category (iv): Unrealized loss greater than or
  equal to 20% of cost for twelve or more
  consecutive months (1)
                                  Number of Issues            -            7            -            7
                                        Fair Value   $        -   $       33   $        -   $       33
                                        Unrealized   $        -   $      (13)  $        -   $      (13)
                                                     ----------   ----------   ----------   ----------
                            Total Number of Issues          698           98            1          797
                                                     ==========   ==========   ==========   ==========
                                  Total Fair Value   $    8,216   $      672   $       12   $    8,900
                                                     ==========   ==========   ==========   ==========
                           Total Unrealized Losses   $     (221)  $      (73)  $        -   $     (294)
                                                     ==========   ==========   ==========   ==========

(1) For fixed income securities, cost represents amortized cost.

     The largest individual unrealized loss was $3 million for category (i), $1 million for category (ii), $3 million for category (iii) and $3 million for category (iv) as of December 31, 2004.

     Categories (i) and (ii) have generally been adversely affected by overall economic conditions including interest rate changes and the market's evaluation of certain sectors. The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other than temporarily impaired. Categories
(iii) and (iv) have primarily been adversely affected by industry and issue specific conditions. All of the securities in these categories are monitored for impairment. We expect that the fair values of these securities will recover over time.

     Whenever our initial analysis indicates that a fixed income security's unrealized loss of 20% or more for at least 36 months or any equity security's unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate. As of December 31, 2004, no securities met these criteria.

     The following table contains the individual securities with the largest unrealized losses as of December 31, 2004. No other fixed income or equity security had an unrealized loss greater than $2 million, or 1.0% of the total unrealized loss on fixed income and equity securities.

                                                                                                             UNREALIZED
(IN MILLIONS)                                                   UNREALIZED       FAIR            NAIC           LOSS
                                                                   LOSS          VALUE          RATING        CATEGORY
                                                               ------------   ------------   ------------   ------------
Asset Backed Security                                          $         (3)  $          5        4             (iv)
Domestic Bank                                                            (3)            47        1             (i)
Asset Backed Security                                                    (3)             7        3            (iii)
State General Obligation for a Pension Fund                              (3)            67        1             (i)
Major U.S. Airline                                                       (3)            20        2             (i)
Regional Telephone Company                                               (3)            13        3             (i)
                                                               ------------   ------------
     Total                                                     $        (18)  $        159
                                                               ============   ============

     We also monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

     The following table summarizes problem, restructured and potential problem fixed income securities at December 31.

(IN MILLIONS)                                       2004                                        2003
                                 ------------------------------------------   ------------------------------------------
                                                                PERCENT OF                                   PERCENT OF
                                                                TOTAL FIXED                                  TOTAL FIXED
                                  AMORTIZED        FAIR           INCOME       AMORTIZED        FAIR           INCOME
                                     COST          VALUE         PORTFOLIO        COST          VALUE         PORTFOLIO
                                     ----          -----         ---------        ----          -----         ---------
Problem                          $         71   $         71            0.1%  $        167   $        155            0.3%
Restructured                               43             46            0.1             32             35            0.1
Potential problem                         168            179            0.3            259            255            0.5
                                 ------------   ------------   ------------   ------------   ------------   ------------
Total net carrying value         $        282   $        296            0.5%  $        458   $        445            0.9%
                                 ============   ============   ============   ============   ============   ============
Cumulative write-
    downs recognized             $        231                                 $        228
                                 ============                                 ============

     We have experienced a decrease in the amortized cost of fixed income securities categorized as potential problem and problem as of December 31, 2004 compared to December 31, 2003. The decrease was primarily related to prepayments by issuers, sales in these categories due to specific developments causing a change in our outlook and intent to hold those securities, and an improvement in the outlook for these securities.

     We also evaluated each of these securities through our portfolio monitoring process at December 31, 2004 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(IN MILLIONS)                                           2004          2003          2002
                                                     ----------    ----------    ----------
Investment write-downs                               $      (81)   $     (178)   $     (309)
Dispositions                                                129            64           (97)
Valuation of derivative instruments                         (66)           12           (36)
Settlement of derivative instruments                          7            18            20
                                                     ----------    ----------    ----------
Realized capital gains and losses, pretax                   (11)          (84)         (422)
Income tax benefit                                            3            30           148
                                                     ----------    ----------    ----------
Realized capital gains and losses, after-tax         $       (8)   $      (54)   $     (274)
                                                     ==========    ==========    ==========

     Investment write-downs during 2004 represented approximately 0.1% of the average total investment portfolio value during the year. Included in losses from written down investments were $28 million related to airline industry holdings. For the year ended December 31, 2004, the $129 million in net gains from sales was comprised of gross gains of $300 million and gross losses of $171 million. Gross losses from sales of fixed income and equity securities combined with investment write-downs on fixed income and equity securities of $80 million, represented total gross realized losses of $251 million. Of the $171 million in gross losses from sales of fixed income and equity securities, $160 million resulted from sales of fixed income securities and $11 million resulted from sales of equity securities.

     Dispositions in the above table include sales and other transactions such as calls and prepayments. We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security. In a changing interest rate environment we may manage securities differently, for example, by changing the targeted duration of our portfolios, leading to cash market transactions, changes in the profile of our investment purchases or moving securities between portfolios supporting differing products or to another affiliate.

     The ten largest losses from sales of individual securities for the year ended December 31, 2004 totaled $25 million with the largest being $4 million and the smallest being $2 million. None of the $25 million related to securities that were in an unrealized loss position greater than or equal to 20% of amortized cost for fixed income securities.

     Our largest aggregate losses on sales and writedowns are shown in the following table by issuer and its affiliates. No other issuer together with its affiliates had an aggregated loss on sales and writedowns greater than 2.0% of the total gross loss on sales and writedowns on fixed income and equity securities. We have also included in this table the related circumstances giving rise to the losses and a discussion of how those circumstances may have affected other material investments held.

(IN MILLIONS)                                  FAIR
                                               VALUE                                           DECEMBER 31,        NET
                                              AT SALE          LOSS ON           WRITE-           2004          UNREALIZED
                                            ("PROCEEDS")        SALE             DOWNS         HOLDINGS (1)     GAIN (LOSS)
                                           --------------   --------------   --------------   --------------   --------------
An international vehicle manufacturer
that filed for insolvency in early 2004.   $           --   $           --   $          (14)  $           --   $           --
A foreign company with operations
related to infrastructure projects,
including rail renewal and road
design and construction.                               --               --              (12)              16               --
A major dairy company with global
operations that entered into
insolvency proceedings.                                18               (1)              (7)               2               --
A collateralized trust secured by
commercial aircraft leases. Lease rates
have been declining due to an excess of
aircraft resulting in insufficient
projected cash flows.                                  --               --               (8)               6               --
A project finance deal related to a
public utility for which the financial
support of the sponsor was discontinued
during 2004.  Sales took place as part
of an auction to the utility sponsor.                  11               (1)              (6)              --               --
A collateralized trust secured by
commercial aircraft leases. Lease rates
have been declining due to an excess of
aircraft resulting in insufficient
projected cash flows.                                  --               --               (6)              11               --
                                           --------------   --------------   --------------   --------------   --------------
Total                                      $           29   $           (2)  $          (53)  $           35   $           --
                                           ==============   ==============   ==============   ==============   ==============

(1) Holdings could include fixed income securities at amortized cost or equity securities at cost.

     The circumstances of the above losses are considered to be company specific and are not expected to have an effect on other holdings in our portfolios.

MORTGAGE LOANS Our mortgage loan portfolio was $7.32 billion at December 31, 2004 and $6.35 billion at December 31, 2003, and comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our mortgage loan risk.

     We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by an expected rate of return. We had net realized capital losses related to write-downs on mortgage loans of $1 million and $4 million for the years ended December 31, 2004 and 2003. There were no realized capital losses related to prepayments and write-downs on mortgage loans for the year ended December 31, 2002.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $1.44 billion and $765 million at December 31, 2004 and 2003, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

     We also participate in securities lending, primarily as an investment yield enhancement, with third parties such as brokerage firms. We obtain collateral in an amount equal to 102% of the fair value of the securities and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is invested in short-term and fixed income investments, and an offsetting liability is recorded in other liabilities. At December 31, 2004, the amount of securities lending collateral reinvested in short-term investments had a carrying value of $739 million. This compares to $271 million at December 31, 2003.

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

OVERVIEW We generate substantial investable funds from our business. In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of the underlying risks and our product profiles.

     Investment policies define the overall framework for managing market and other investment risks, including accountability and control over these risk management activities. These investment policies have been approved by our board of directors and they specify the investment limits and strategies that are appropriate given our liquidity, surplus, product profile and regulatory requirements. Oversight activities are conducted primarily through our board of directors and investment committee. The asset-liability management ("ALM") policy guidelines further define the overall asset-liability framework for managing market and investment risks. ALM activities follow asset-liability policies that have been approved by our board of directors. The ALM policies specify limits, ranges and targets for investments that best meet our business objectives in light of our product liabilities.

     We manage our exposure to market risk through the use of asset allocation, duration and value-at-risk limits, through the use of simulation and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on our investment portfolio and, as appropriate, on individual components of the portfolio. These duration limits place restrictions on the amount of interest rate risk that may be taken. Our value-at-risk limits, used on a subset of the portfolio, restrict the potential loss in fair value that could arise from adverse movements in the fixed income, equity, and currency markets based on historical volatilities and correlations among market risk factors. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment policies. This day-to-day management is integrated within the day-to-day activities of the ALM function. One result of this work is the development and implementation of an asset allocation strategy for optimizing our investment income.

INTEREST RATE RISK is the risk that we will incur an economic loss due to adverse changes in interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities.

     We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2004, the difference between our asset and liability duration, excluding life insurance assets and liabilities, was approximately 0.72, compared to a 0.78 gap at December 31, 2003. If life insurance assets and liabilities were included, the duration gap would be significantly reduced. A positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities.

     We seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit exposure to interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities. This philosophy may include using interest rate swaps, futures, forwards, caps and floors to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

     We pledge and receive collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, we have pledged securities as margin deposits totaling $15 million as of December 31, 2004. For over-the-counter derivative transactions involving interest rate swaps, foreign currency swaps, interest rate caps, interest rate floor agreements and credit default swaps, master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements, and when applicable, we are required to post collateral. As of December 31, 2004, counterparties have posted collateral to us totaling $490 million.

     To calculate duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments (as described in Note 7 of the consolidated financial statements), and certain other items including interest-sensitive liabilities and annuity liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities.

     Based upon the information and assumptions we use in this duration calculation, and interest rates in effect at December 31, 2004, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $750 million, compared to $641 million at December 31, 2003. Additionally, there are $6.40 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments and as a result have not been included in the above estimate. This amount has increased from the $5.42 billion reported at December 31, 2003 due to increases in policies in force. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, these assets would decrease in value by $383 million, compared to a decrease of $240 million at December 31, 2003. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

EQUITY PRICE RISK is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. At December 31, 2004, we held approximately $10 million in common stocks and $619 million in other securities with equity risk (including primarily convertible securities, limited partnership funds and non-redeemable preferred securities), compared to approximately $43 million in common stocks and $533 million in other equity investments at December 31, 2003.

     At December 31, 2004, our portfolio of equity instruments had a beta of approximately 0.48, compared to a beta of approximately 0.52 at December 31, 2003. Beta represents a widely used methodology to describe, quantitively, an investment's market risk characteristics relative to the Standard & Poor's 500 Composite Price Index ("S&P 500"). Based on the beta analysis, we estimate that if the S&P 500 decreases by 10%, the fair value of our equity investments will decrease by approximately 4.8%. Likewise, we estimate that if the S&P 500 increases by 10%, the fair value of our equity investments will increase by approximately 4.8%. Based upon the information and assumptions we used to calculate beta at December

31, 2004, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by approximately $30 million, comparable to $30 million at December 31, 2003. The selection of a 10% immediate decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

     The beta of our equity investments was determined by comparing the monthly total returns of the equity investments to monthly total returns of the S&P 500 over a three-year historical period. Since beta is historically based, projecting future price volatility using this method involves an inherent assumption that historical volatility and correlation relationships between stocks will not change in the future. Therefore, the illustrations noted above may not reflect our actual experience if future volatility and correlation relationships differ from the historical relationships.

     At December 31, 2004 and 2003, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $14.38 billion and $13.43 billion, respectively. We earn contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values due to equity market declines, we would have earned approximately $24 million and $21 million less in fee income at December 31, 2004 and December 31, 2003, respectively.

     Variable annuity contracts have a GMDB and customers may choose to purchase an enhanced GMDB, guaranteed minimum income benefits ("GMIB") prior to 2004, a TrueReturn-SM- guaranteed minimum accumulation benefit ("GMAB") beginning in 2004, and beginning in 2005, a SureIncome-SM- guaranteed minimum withdrawal benefit ("GMWB"). These guarantees subject us to additional equity market risk because the beneficiary or contractholder may receive a benefit that is greater than their corresponding account value. GMDBs are payable upon death. GMIBs may be exercised on or after the tenth-year anniversary (not prior to 2008) of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). GMABs are credited to the contractholder account on a contract anniversary date that is pre-determined by the contractholder, between the eighth and twentieth year after contract issue (not prior to 2012). GMABs guarantee an account value of up to 2.5 times (or 250%) of the amount deposited in the contract, depending on the amount of time the contract is in force and adherence to certain fund allocation requirements. GMWBs will be payable if the contractholder elects to take partial withdrawals. GMWBs guarantee that the contractholder can take annual partial withdrawals up to 8% of the amount deposited in the contract until their withdrawals total the initial deposit.

     In January 2004, we established reserves for GMDBs and GMIBs in conjunction with the adoption of SOP 03-1. Because of this change in accounting, guarantee payments will be recognized over future periods rather than expensed as paid. For more details see Notes 2 and 8 of the consolidated financial statements.

     At December 31, 2004 and 2003, the guaranteed value of these death benefits in excess of account values was estimated to be $1.80 billion and $2.46 billion, respectively, net of reinsurance. The decrease in this estimate between periods is attributable to improved equity markets during 2004 and customer surrenders of contracts with in-the-money GMDBs. In both periods, approximately two-thirds of this exposure is related to the return of deposits guarantee, while the remaining one-third is attributable to a death benefit guarantee greater than the original deposits. In addition to reinsurance for a portion of these benefits, we entered into various derivative instruments beginning in 2003 to offset the risk of future death claims on substantially all new business issued on or after January 1, 2003. A similar program for GMABs was established in 2004 and a similar program for GMWBs will be established in 2005.

     In the event of an immediate decline in account values of 10% due to equity market declines, payments for guaranteed death benefits at December 31, 2004 would increase by an estimated $15 million in 2005. These payments would be charged against the related reserve rather than directly to earnings as paid. Contributions to the reserve for GMDBs would be reduced by approximately $1 million in 2005 in the event of an immediate 10% decline in account values. For discussion of the accounting treatment, see Note 2 of the consolidated financial statements. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee. Also, our actual payment experience in the future may not be consistent with the assumptions used in the model.

     GMIB contracts that we sold provide the contractholder with the right to annuitize based on the highest account value at any anniversary date or on a guaranteed earnings rate based on the initial account value over the specified period. The guaranteed income benefit feature was first offered in our variable annuity products beginning in 1998, with guaranteed benefits available for election by contractholders ten years after issue. Accordingly, the earliest date at which benefits would become payable is 2008. In the event of an immediate decline of 10% in contractholders' account values as of December 31, 2004 due to equity market declines, contributions to the reserve would be reduced by a nominal amount in 2005. For discussion of the accounting treatment, see Note 2 of the consolidated financial statements. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee.

     In the event of an immediate decline of 10% in GMAB contractholders' account values as of December 31, 2004, due to equity market declines, there would be no net impact on our earnings because these benefits are hedged, however the reserve for GMABs would be increased by approximately $5 million.

     In addition to our GMDB, GMIB and GMAB equity risk, at December 31, 2004 and 2003 we had approximately $2.02 billion and $1.55 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the equity risk associated with these liabilities through the purchase and sale of equity-indexed options and futures, swap futures, and eurodollar futures, maintaining risk within specified value-at-risk limits.

     We are also exposed to equity risk in DAC. Fluctuations in the value of the variable annuity and life contract account values due to the equity market affect DAC amortization, because the expected fee income and guaranteed benefits payable are components of the EGP for variable annuity and life contracts. For a more detailed discussion of DAC, see Note 2 to the consolidated financial statements and the Application of Critical Accounting Policies section of the MD&A.

FOREIGN CURRENCY EXCHANGE RATE RISK is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign private equity and real estate investments. We also have funding agreement programs and a small amount of fixed income securities that are denominated in foreign currencies, but we use derivatives to hedge the foreign currency risk of these funding agreements and securities. At December 31, 2004 and 2003, we had approximately $1.22 billion and $1.36 billion, respectively, in funding agreements denominated in foreign currencies.

     At December 31, 2004, we had approximately $4 million in foreign currency denominated equity securities, compared to $0.7 million at December 31, 2003.

     Based upon the information and assumptions we used at December 31, 2004, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates that we are exposed to would decrease the value of our foreign currency denominated instruments by approximately $0.4 million, compared with an estimated $0.1 million decrease at December 31, 2003. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure is diversified across 11 countries, compared to 10 countries at December 31, 2003. Our largest individual currency exchange exposures at December 31, 2004 were to the Euro (56%) and the British pound (16%). The largest individual currency exchange exposures at December 31, 2003 were to the Euro (66%) and the British pound (32%). Our primary regional exposure is to Western Europe, approximately 80% at December 31, 2004, compared to 97% at December 31, 2003.

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

CAPITAL RESOURCES AND LIQUIDITY

     CAPITAL RESOURCES consist of shareholder's equity and debt. The following table summarizes the Company's capital resources at December 31.

(IN MILLIONS)

                                                   2004         2003         2002
                                                ----------   ----------   ----------
Redeemable preferred stock                      $        5   $       82   $       93
Common stock, retained income and other
  shareholder's equity items                         5,291        5,294        5,217
Accumulated other comprehensive income               1,013        1,053        1,052
                                                ----------   ----------   ----------
  Total shareholder's equity                    $    6,309   $    6,429   $    6,362
Debt                                                   104           45           --
                                                ----------   ----------   ----------
  Total capital resources                       $    6,413   $    6,474   $    6,362
                                                ==========   ==========   ==========

     SHAREHOLDER'S EQUITY decreased in 2004 when compared to 2003, primarily due to dividends paid to AIC, and the reclassification of a portion of redeemable preferred stock to long-term debt, partially offset by net income. In addition, in 2004, a capital contribution was recorded in conjunction with certain reinsurance transactions (see Note 5 to the consolidated financial statements).

     Shareholder's equity increased in 2003 compared to 2002 as net income was partially offset by dividends paid to AIC. The balance of redeemable preferred stock declined during 2003 due to the reduction of investment by a strategic alliance partner.

     DEBT as of December 31, 2004, includes $57 million of mandatorily redeemable preferred stock that was reclassified to long-term debt from shareholder's equity during the second quarter of 2004 in accordance with the provisions of Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This stock was formerly reflected as a component of redeemable preferred stock on the Consolidated Statements of Financial Position. The reclassification occurred as a result of changes to contractual arrangements between us and the holder of the stock that resulted in the stock becoming mandatorily redeemable. As of December 31, 2003, the balance of the stock subject to reclassification amounted to $77 million. During 2004, $20 million of this stock was redeemed.

     In addition, debt as of December 31, 2004, also reflects $47 million related to the debt of an investment security consolidated under the provisions of Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"). The increase in debt in 2003 compared to 2002 was primarily due to the adoption of FIN 46, which required us to consolidate the debt of a previously unconsolidated investment security. For more information about FIN 46 see Note 2 of the consolidated financial statements. We have no legal ownership of the assets and no obligation to repay the debt, and the holders of this debt have no recourse to the equity of the Company, as the sole source of payment of the liabilities is the assets.

     FINANCIAL RATINGS AND STRENGTH The following table summarizes our financial strength ratings at December 31, 2004.

          RATING AGENCY                            RATING
          -------------                            ------
          Moody's Investors Service, Inc.          Aa2 ("Excellent")
          Standard & Poor's Ratings Services       AA ("Very Strong")
          A.M. Best Company, Inc.                  A+ ("Superior")

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), and the current level of operating leverage. In 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of the Company and certain rated ALIC subsidiaries and affiliates.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2004, our RBC and the RBC for each of our insurance companies was above levels that would require regulatory actions.

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

         -    Receipt of insurance premiums
         -    Contractholder fund deposits
         -    Reinsurance recoveries
         -    Receipts of principal, interest and dividends on investments
         -    Sales of investments
         - Funds from investment repurchase agreements, securities lending, dollar roll and lines of credit agreements
         -    Intercompany loans
         -    Capital contributions from parent
         -    Dividends from subsidiaries

Our potential uses of funds principally include the following activities.

       -    Payment of contract benefits, maturities, surrenders and withdrawals
       -    Reinsurance cessions and payments
       -    Operating costs and expenses
       -    Purchase of investments
       - Repayment of investment repurchase agreements, securities lending, dollar roll and lines of credit agreements
       -    Payment or repayment of intercompany loans
       -    Capital contributions to subsidiaries
       -    Tax payments/settlements
       -    Dividends to parent

     As reflected in our Consolidated Statements of Cash Flows, lower cash flows from operating activities in 2004, compared to 2003, were primarily due to lower premium collections and higher deferrable expenses paid, partially offset by lower policy and contract benefits paid and higher interest received on fixed income securities and mortgage loans. The lower premium collections were primarily the result of the disposal of substantially all of our direct response distribution business and lower sales of life-contingent immediate annuities. Higher operating cash flows in 2003 primarily relate to increases in investment income, partially offset by an increase in benefits and acquisition related expenses from new business growth.

     Cash flows used in investing activities increased in 2004 compared to 2003 as the investment of higher financing cash flows was partially offset by lower operating cash flow. Cash flows used in investing activities declined in 2003 compared to 2002 as the investment of higher operating cash flows were offset by lower financing cash flow.

     Increased cash flows from financing activities in 2004, compared to 2003, were primarily attributable to higher deposits of fixed annuities and institutional products, partially offset by fixed annuity withdrawals and institutional product maturities. Lower cash flow from financing activities during 2003 reflect an increase in maturities of institutional products and benefits and withdrawals from contractholders' accounts, partially offset by increased deposits received from contractholders.

   A portion of our product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to surrender and withdrawal at the discretion of contractholders. The following table summarizes our liabilities for these products by their contractual withdrawal provisions at December 31, 2004. Approximately 15.4% of these liabilities is subject to discretionary withdrawal without adjustment.

          (IN MILLIONS)                                                 2004
                                                                    ----------
          Not subject to discretionary withdrawal                   $   14,794
          Subject to discretionary withdrawal with adjustments:
             Specified surrender charges(1)                             21,370
             Market value (2)                                            9,453
          Subject to discretionary withdrawal without adjustments        8,322
                                                                    ----------
          Total contractholder funds                                $   53,939
                                                                    ==========

(1) Includes $8.73 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2) Approximately $8.14 billion of the contracts with market value adjusted surrenders have a 30-45 day period during which there is no surrender charge or market value adjustment, including approximately $1.45 billion of market-value adjusted annuities with a period commencing during 2005.

     To ensure we have the appropriate level of liquidity, we perform actuarial tests on the impact to cash flows of policy surrenders and other actions under various scenarios. Depending upon the years in which certain policy types were sold with specific surrender provisions, our cash flow could vary due to higher surrender of policies exiting their surrender charge periods.

     As of December 31, 2004, the Company had $2.20 billion of putable funding agreements of varying lengths of putable periods ranging from seven to three hundred sixty five days. At December 31, 2004, the weighted average put period was 345 days.

     We have entered into an intercompany loan agreement with the Corporation. The amount of intercompany loans available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the intercompany loan agreement at December 31, 2004 or 2003. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

     The Corporation has established external sources of short-term liquidity that include a commercial paper program, lines-of-credit, dollar rolls and repurchase agreements. In the aggregate, at December 31, 2004, these sources could provide over $3.16 billion of additional liquidity. For additional liquidity, we can also issue new insurance contracts, incur additional debt and sell assets from our investment portfolio. The liquidity of our investment portfolio varies by type of investment. For example, $15.82 billion of privately placed corporate obligations that represent 22.7% of the investment portfolio, and $7.32 billion of mortgage loans that represent 10.5% of the investment portfolio, generally are considered to be less liquid than many of our other types of investments, such as our U.S. government and agencies, municipal and public corporate fixed income security portfolios.

     We have access to additional borrowing through the Corporation to support liquidity as follows:

- A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2004, the remaining borrowing capacity was $957 million; however, the outstanding balance fluctuates daily.

- One primary credit facility and one additional credit facility totaling $1.05 billion to cover short-term liquidity requirements. The primary facility is a $1 billion five-year revolving line of credit expiring in 2009. It contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. The other facility is a $50 million one-year revolving line of credit renewed in July 2004 for an additional year. Although the right to borrow under the five-year facility is not subject to a minimum rating requirement, the costs of maintaining the five-year facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. There were no borrowings under either of these lines of credit during 2004. The total amount outstanding at any point in time under the combination of the commercial paper program and the two credit facilities cannot exceed the amount that can be borrowed under the credit facilities.

- The right of the Corporation to issue up to an additional $2.15 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the SEC in August 2003.

     The Corporation's only financial covenant exists with respect to its primary credit facility and $18 million of its capital lease obligations. The covenant requires that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreements. This ratio at December 31, 2004 was 19.9%.

     We closely monitor and manage our liquidity through long- and short-term planning that is integrated between our underwriting and investment operations. We manage the duration of assets and related liabilities through ALM, using a dynamic process that addresses liquidity utilizing the investment portfolio, and components of the portfolio as appropriate, which is routinely subjected to stress testing. We also have access to funds from the Corporation's commercial paper program.

     Certain remote events and circumstances could constrain our or the Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in our financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of our individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS Our contractual obligations as of December 31, 2004 and the payments due by period are shown in the following table.

                                                                             Less than                               Over 5
(IN MILLIONS)                                                     Total       1 year      1-3 years    4-5 years     years
                                                               ----------   ----------   ----------   ----------   ----------
Securities lending, dollar rolls, and repurchase
agreements(1)                                                  $    2,438   $    2,438   $        -   $        -   $        -
Contractholder funds(2)                                            72,173        7,539       18,830       10,607       35,197
Reserve for life-contingent contract benefits(3)                   26,873          799        2,483        1,686       21,905
Long-term debt                                                        104            -           47            -           57
Payable to affiliates, net                                             79           79            -            -            -
Other liabilities and accrued expenses(4)(5)                          402          381            5            4           12
                                                               ----------   ----------   ----------   ----------   ----------
Total Contractual Cash Obligations                             $  102,069   $   11,236   $   21,365   $   12,297   $   57,171
                                                               ==========   ==========   ==========   ==========   ==========

(1) Securities lending, dollar rolls and repurchase transactions are typically fully collateralized with marketable securities. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business.
(2) Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies and institutional products. These amounts reflect estimated cash payments to be made to policyholders and contractholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of payments has been determined by the contract. Other contracts, such as interest-sensitive life and fixed deferred annuities, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death, or (ii) the occurrence of a payment triggering event, such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, customer lapse and withdrawal activity, and estimated additional deposits for interest-sensitive life contracts, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table of $72.17 billion exceeds the corresponding liability amounts of $53.94 billion included in the Consolidated Statements of Financial Position as of December 31, 2004 for contractholder funds. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.
(3) The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies and reflects the present value of estimated cash payments to be made to policyholders and contractholders. Immediate annuities with life contingencies include (i) contracts where we are currently making payments and will continue to do so until the occurrence of a specific event such as death and (ii) contracts where the timing of a portion of the payments has been determined by the contract. Other contracts, such as traditional life and accident and health insurance, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death or illness, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company.
     We have estimated the timing of cash outflows related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table of $26.87 billion exceeds the corresponding liability amounts of $11.20 billion included in the Consolidated Statements of Financial Position as of December 31, 2004 for reserve for life-contingent contract benefits. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.
(4) Other liabilities primarily include claim payments and other checks outstanding and accrued expenses.
(5) Balance sheet liabilities not included in the table above include unearned and advanced premiums and deferred income taxes of $678 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis of accounting. In addition, other liabilities of $872 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

     The following is a distribution in U.S. Dollars of funding agreements (non-putable) by currency at December 31. All foreign currency denominated funding agreements have been swapped to U.S. Dollars.

          (IN MILLIONS)

                                               2004           2003
                                           ------------   ------------
          CURRENCY
          Australian Dollar                $        152   $        152
          Swiss Franc                               336            358
          Euro                                       --             28
          British Pound                             696            696
          Japanese Yen                               --             85
          Singapore Dollar                           41             42
          United States Dollar                    8,225          5,265
                                           ------------   ------------
                                           $      9,450   $      6,626
                                           ============   ============

     Our contractual commitments as of December 31, 2004 and the payments due by period are shown in the following table.

(IN MILLIONS)                                            LESS THAN                   4-5         OVER 5
                                             TOTAL        1 YEAR      1-3 YEARS     YEARS        YEARS
                                             -----        ------      ---------     -----        ------
Other Commitments - Conditional(1)         $      124   $      124   $       --   $       --   $       --
Other Commitments - Unconditional(1)              363           21          177          157            8
                                           ----------   ----------   ----------   ----------   ----------
Total Commitments                          $      487   $      145   $      177   $      157   $        8
                                           ==========   ==========   ==========   ==========   ==========

     (1) Represents investment commitments such as private placements and mortgage loans.

     We have agreements in place for services we conduct, generally at cost, between subsidiaries relating to insurance, reinsurance, loans and capitalization. All material intercompany transactions have appropriately been eliminated in consolidation. Intercompany transactions among insurance subsidiaries and affiliates have been approved by the appropriate departments of insurance as required.

REGULATION AND LEGAL PROCEEDINGS

     We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 11 of the consolidated financial statements.

PENDING ACCOUNTING STANDARDS

     As of December 31, 2004, there are several pending accounting standards that we have not implemented either because the standard has not been finalized or the implementation date has not yet occurred. For a discussion of these pending standards, see Note 2 of the consolidated financial statements.

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

CHANGES IN UNDERWRITING AND ACTUAL EXPERIENCE COULD MATERIALLY AFFECT PROFITABILITY

     Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Management establishes target returns for each product based upon these factors and the average amount of regulatory and rating agency capital that the company must hold to support in-force contracts. We monitor and manage our pricing and overall sales mix to achieve target returns on a portfolio basis. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

     Our profitability depends on the adequacy of investment margins, the management of market and credit risks associated with investments, our ability to maintain premiums and contract charges at a level adequate to cover mortality and morbidity benefits, the adequacy of contract charges on variable contracts to cover the costs of various product features, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability.

CHANGES IN RESERVE ESTIMATES MAY REDUCE PROFITABILITY

     Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves may be required which could have a material adverse effect on our operating results and financial condition.

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS

     Our ability to manage our investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. As interest rates decrease or remain at low levels, proceeds from investments that have matured, prepaid or been sold may be reinvested at lower yields, reducing investment margin. Lowering interest crediting rates can offset decreases in investment margin on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products in the financial segment could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when our investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads. Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

DECLINING EQUITY MARKETS MAY REDUCE BOTH SALES OF PRODUCTS AND INCOME FROM CONTRACT CHARGES AND MAY ADVERSELY AFFECT OPERATING RESULTS AND FINANCIAL CONDITION

     Conditions in the United States and international stock markets affect the sale and profitability of our variable annuities. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing separate accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned to decrease. In addition, it is possible that the assumptions and projections we use to establish prices for GMDB, GMIB, GMAB and GMWB products, particularly assumptions and projections about investment performance, do not accurately reflect the level of costs that we will ultimately incur in providing those benefits, resulting in adverse margin trends. These factors may result in accelerated DAC amortization and require increases in reserves, which would reduce statutory capital and surplus and/or our net income. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB by a proportional amount.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE AND VARIABLE PRODUCTS MAY HAVE AN ADVERSE EFFECT ON RESULTS THROUGH INCREASED AMORTIZATION OF DAC

     DAC related to interest-sensitive life, variable life and annuity and investment contracts is amortized in proportion to EGP over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our operating results and financial condition.

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

CHANGES IN TAX LAWS MAY DECREASE SALES AND PROFITABILITY OF PRODUCTS

     Under current federal and state income tax law, certain products (primarily life insurance and annuities) we offer receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage of certain of our products as compared to competing products. Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE

     The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar insurance products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, operating results or financial condition. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

WE ARE SUBJECT TO MARKET RISK AND SO CHANGING INTEREST RATES AND DECLINES IN CREDIT QUALITY MAY HAVE ADVERSE EFFECTS

     Because we have large investment portfolios, we are subject to market risk, the risk that we will incur losses due to adverse changes in equity, interest, commodity or foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices and, to a lesser degree, changes in foreign currency exchange rates. For additional information on market risk, see the "Market Risk" section of MD&A.

     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities we hold more quickly than expected as they seek to refinance at lower rates. A decline could also cause the purchase of longer-term assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Increases in interest rates also may lead to an increase in policy loans, surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to derivative strategies not adequately addressing portfolio risks.

CONCENTRATION OF OUR INVESTMENT PORTFOLIOS IN ANY PARTICULAR SEGMENT OF THE ECONOMY MAY HAVE ADVERSE EFFECTS

     The concentration of our investment portfolios in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our results of operations and financial position. Events or developments that have a negative impact on any particular industry, group of related industries or geographic sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified.

WE MAY SUFFER LOSSES FROM LITIGATION

     As is typical for a large company, we are involved in a substantial amount of litigation, including class action litigation challenging a range of company practices. Our litigation exposure could have a material adverse effect on our operating results and financial condition in a future period in the event of an unexpected adverse outcome or if additional reserves are required to be established for such litigation. For a description of our current legal proceedings, see Note 11 of the consolidated financial statements.

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH

     As insurance companies, broker-dealers, investment advisers and/or investment companies, we and many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect purchasers or users of insurance products, not holders of securities issued by The Allstate Corporation. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

     In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for optional federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

REINSURANCE MAY BE UNAVAILABLE AT HISTORICAL LEVELS AND PRICES WHICH MAY LIMIT OUR ABILITY TO WRITE NEW BUSINESS

     Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce our insurance writings, or develop or seek other alternatives.

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

THE CONTINUED THREAT OF TERRORISM AND ONGOING MILITARY ACTIONS MAY ADVERSELY AFFECT THE LEVEL OF CLAIM LOSSES WE INCUR AND THE VALUE OF OUR INVESTMENT PORTFOLIO

     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets and with interest rates in the United States, Europe and elsewhere, and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that a terrorist act occurs, our operating results may be adversely affected, depending on the nature of the event.

ANY DECREASE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION

     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The insurance financial strength ratings of both AIC and ALIC are A+, AA and Aa2 (from A.M. Best, Standard & Poor's and Moody's, respectively). Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, and the marketability of our product offerings impacting our liquidity, operating results and financial condition.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FASB OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS

     Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the Financial Accounting Standards Board ("FASB"). It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results and financial condition. For a description of potential changes in accounting standards that could affect us currently, see Note 2 of the consolidated financial statements.

THE OCCURRENCE OF EVENTS UNANTICIPATED IN OUR DISASTER RECOVERY SYSTEMS AND MANAGEMENT CONTINUITY PLANNING COULD IMPAIR OUR ABILITY TO CONDUCT BUSINESS EFFECTIVELY

     In the event of a disaster such as a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems could have an adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage and retrieval systems. In the event that a significant number of our managers could be unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required for Item 7A is incorporated by reference to the material under caption "Market Risk" in Part II, Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
(IN MILLIONS)                                                    2004          2003         2002
                                                               ----------   ----------   ----------
REVENUES
Premiums (net of reinsurance ceded of $526, $418 and $393)     $      637   $      959   $    1,023
Contract charges                                                      961          872          853
Net investment income                                               3,260        3,082        2,978
Realized capital gains and losses                                     (11)         (84)        (422)
                                                               ----------   ----------   ----------

                                                                    4,847        4,829        4,432

COSTS AND  EXPENSES
Contract benefits (net of reinsurance recoverable of $418,
  $336 and $387)                                                    1,359        1,595        1,543
Interest credited to contractholder funds                           1,923        1,764        1,691
Amortization of deferred policy acquisition costs                     534          479          418
Operating costs and expenses                                          462          493          475
                                                               ----------   ----------   ----------
                                                                    4,278        4,331        4,127

LOSS ON DISPOSITION OF OPERATIONS                                     (24)         (45)          (3)
                                                               ----------   ----------   ----------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
AFTER-TAX                                                             545          453          302
Income tax expense                                                    189          162           57
                                                               ----------   ----------   ----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, AFTER-TAX                                                  356          291          245

Cumulative effect of change in accounting principle,
   after-tax                                                         (175)         (13)           -
                                                               ----------   ----------   ----------

NET INCOME                                                            181          278          245
                                                               ----------   ----------   ----------

OTHER COMPREHENSIVE INCOME, AFTER-TAX
Changes in:
  Unrealized net capital gains and losses                             (40)           1          416
  Unrealized foreign currency translation adjustments                   -            -           (1)
                                                               ----------   ----------   ----------

OTHER COMPREHENSIVE INCOME, AFTER-TAX                                 (40)           1          415
                                                               ----------   ----------   ----------

COMPREHENSIVE INCOME                                           $      141   $      279   $      660
                                                               ==========   ==========   ==========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                  DECEMBER 31,
                                                                            -----------------------
(IN MILLIONS, EXCEPT PAR VALUE DATA)                                           2004         2003
                                                                            ----------   ----------
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost
     $55,964 and $48,401)                                                   $   59,291   $   51,578
   Mortgage loans                                                                7,318        6,354
   Equity securities                                                               214          164
   Short-term                                                                    1,440          765
   Policy loans                                                                    722          686
   Other                                                                           704          442
                                                                            ----------   ----------
  Total investments                                                             69,689       59,989

Cash                                                                               241          121
Deferred policy acquisition costs                                                3,176        3,202
Reinsurance recoverables, net                                                    1,507        1,185
Accrued investment income                                                          593          567
Other assets                                                                       818          323
Separate Accounts                                                               14,377       13,425
                                                                            ----------   ----------
  TOTAL ASSETS                                                              $   90,401   $   78,812
                                                                            ==========   ==========
LIABILITIES
Contractholder funds                                                        $   53,939   $   44,914
Reserve for life-contingent contract benefits                                   11,203       10,480
Unearned premiums                                                                   31           32
Payable to affiliates, net                                                          79          114
Other liabilities and accrued expenses                                           3,721        2,594
Deferred income taxes                                                              638          779
Long-term debt                                                                     104           45
Separate Accounts                                                               14,377       13,425
                                                                            ----------   ----------
  TOTAL LIABILITIES                                                             84,092       72,383
                                                                            ----------   ----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 7 AND 11)

SHAREHOLDER'S EQUITY
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares
  authorized, 49,230 and 815,460 shares issued and outstanding                       5           82
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued
Common stock, $227 par value, 23,800 shares authorized and outstanding               5            5
Additional capital paid-in                                                       1,108        1,067
Retained income                                                                  4,178        4,222
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                       1,013        1,053
                                                                            ----------   ----------
  Total accumulated other comprehensive income                                   1,013        1,053
                                                                            ----------   ----------
  TOTAL SHAREHOLDER'S EQUITY                                                     6,309        6,429
                                                                            ----------   ----------
  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                $   90,401   $   78,812
                                                                            ==========   ==========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                     YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
(IN MILLIONS)                                                     2004         2003         2002
                                                               ------------ ------------ ----------
REDEEMABLE PREFERRED STOCK - SERIES A
Balance, beginning of year                                     $       82   $       93   $      104
Issuance of stock                                                       -            -            5
Redemption of stock                                                    (7)         (11)         (16)
Reclassification to long-term debt                                    (70)           -            -
                                                               ----------   ----------   ----------

Balance, end of year                                                    5           82           93
                                                               ----------   ----------   ----------

REDEEMABLE PREFERRED STOCK - SERIES B                                   -            -            -
                                                               ----------   ----------   ----------

COMMON STOCK                                                            5            5            5
                                                               ----------   ----------   ----------

ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year                                          1,067        1,067          717
Capital contributions                                                  41           --          350
                                                               ----------   ----------   ----------

Balance, end of year                                                1,108        1,067        1,067
                                                               ----------   ----------   ----------

RETAINED INCOME
Balance, beginning of year                                          4,222        4,145        3,948
Net income                                                            181          278          245
Dividends                                                            (225)        (201)         (48)
                                                               ----------   ----------   ----------

Balance, end of year                                                4,178        4,222        4,145
                                                               ----------   ----------   ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                                          1,053        1,052          637
Change in unrealized net capital gains and losses and net
gains                                                                 (40)           1          416
Change in unrealized foreign currency translation
adjustments                                                             -            -           (1)
                                                               ----------   ----------   ----------

Balance, end of year                                                1,013        1,053        1,052
                                                               ----------   ----------   ----------

TOTAL SHAREHOLDER'S EQUITY                                     $    6,309   $    6,429   $    6,362
                                                               ==========   ==========   ==========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
(IN MILLIONS)                                                     2004         2003         2002
                                                               ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $      181   $      278   $      245
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Amortization and other non-cash items                          (145)        (175)        (210)
      Realized capital gains and losses                                11           84          422
      Loss on disposition of operations                                24           45            3
      Cumulative effect of change in accounting principle             175           13            -
      Interest credited to contractholder funds                     1,923        1,764        1,691
      Changes in:
        Contract benefit and other insurance reserves                 (85)          45          134
        Unearned premiums                                               2            8            7
        Deferred policy acquisition costs                            (279)        (253)        (249)
        Reinsurance recoverables                                     (241)        (141)        (122)
        Income taxes payable                                           40            3          (85)
        Other operating assets and liabilities                        (86)          81          (66)
                                                               ----------   ----------   ----------
          Net cash provided by operating activities                 1,520        1,752        1,770
                                                               ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales
    Fixed income securities                                         9,040        8,158        6,224
    Equity securities                                                 349           80          129
Investment collections
    Fixed income securities                                         4,314        4,818        4,041
    Mortgage loans                                                    729          679          542
Investments purchases
    Fixed income securities                                       (20,295)     (19,225)     (16,155)
    Equity securities                                                (334)         (47)        (149)
    Mortgage loans                                                 (1,711)      (1,146)        (916)
Change in short-term investments, net                                  11          236         (425)
Change in other investments, net                                       (6)          14         (154)
                                                               ----------   ----------   ----------
          Net cash used in investing activities                    (7,903)      (6,433)      (6,863)
                                                               ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of redeemable preferred stock                    -            -           19
Redemption of redeemable preferred stock                              (20)         (11)         (16)
Capital contribution                                                    -            -          350
Contractholder fund deposits                                       13,076        9,841        8,946
Contractholder fund withdrawals                                    (6,352)      (5,253)      (4,036)
Dividends paid                                                       (201)         (27)         (48)
                                                               ----------   ----------   ----------
          Net cash provided by financing activities                 6,503        4,550        5,215
                                                               ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH                                       120         (131)         122
CASH AT BEGINNING OF YEAR                                             121          252          130
                                                               ----------   ----------   ----------

CASH AT END OF YEAR                                            $      241   $      121   $      252
                                                               ==========   ==========   ==========

                 See notes to consolidated financial statements.

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

     Effective January 1, 2005, Glenbrook Life and Annuity Company ("GLAC"), a wholly owned subsidiary of ALIC, was merged into ALIC to achieve future cost savings and operational efficiency. The merger had no impact on the Company's results of operations or financial position.

     To conform to the 2004 presentation, certain amounts in the prior years' consolidated financial statements and notes have been reclassified.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

     The Company sells life insurance, retirement and investment products to individual and institutional customers through several distribution channels. The principal individual products are deferred and immediate fixed annuities, variable annuities, interest-sensitive and traditional life insurance, and accident and health insurance. The principal institutional product is funding agreements backing medium-term notes.

     The Company, through several companies, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2004, the top geographic locations for statutory premiums and annuity considerations for the Company were Delaware, New York, California, and Florida. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations for the Company. The Company distributes its products to individuals through multiple intermediary distribution channels, including Allstate Exclusive Agencies, independent agents, banks, broker-dealers, and specialized structured settlement brokers. The Company has distribution relationships with over half of the 75 largest banks, most of the national broker-dealers, a number of regional brokerage firms and many independent broker-dealers. The Company sells products through independent agents affiliated with master brokerage agencies. Allstate Exclusive Agencies also sell the Company's accident and health insurance products to employees of small and medium size firms. The Company sells funding agreements to unaffiliated trusts used to back medium-term notes issued to institutional and individual investors. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control of these non-affiliated entities could negatively impact the Company's sales.

     The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation, or permit the establishment, of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, mortgage-backed and asset-backed securities, and redeemable preferred stocks. Fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Periodic changes in fair values, net of deferred income taxes, certain deferred policy acquisition costs, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, are reflected as a component of other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections.

     Mortgage loans are carried at outstanding principal balances, net of unamortized premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Valuation allowances for impaired loans reduce the carrying value to the fair value of the collateral or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate.

     Equity securities include common stocks, non-redeemable preferred stocks and limited partnership interests. Common stocks and non-redeemable preferred stocks had a carrying value of $42 million and $83 million, and cost of $33 million and $79 million at December 31, 2004 and 2003, respectively. Common stocks and non-redeemable preferred stocks are classified as available for sale and are carried at fair value. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income. Investments in limited partnership interests had a carrying value of $172 million and $81 million at December 31, 2004 and 2003, respectively, and are accounted for in accordance with the equity method of accounting except for instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies, in which case, the Company applies the cost method of accounting.

     Short-term investments are carried at cost or amortized cost that approximates fair value, and include the reinvestment of collateral received in connection with certain securities included in repurchase, resale and lending activities and collateral posted by counterparties in derivative transactions. For these transactions, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to repay the collateral.

     Policy loans are carried at the unpaid principal balances. Other investments consist primarily of derivative financial instruments and real estate investments. Real estate investments are accounted for by the equity method if held for investment, or depreciated cost, net of valuation allowances, if the Company has an active plan to sell.

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

     Realized capital gains and losses include gains and losses on investment dispositions, write-downs in value due to other than temporary declines in fair value and changes in the fair value of certain derivatives including related periodic and final settlements. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

     The Company writes down, to fair value, fixed income and equity securities that are classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired (see Note 6).

DERIVATIVE AND EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments include swaps, futures, options, interest rate caps and floors, warrants, certain forward contracts for purchases of to-be-announced ("TBA") mortgage securities, and certain investment risk transfer reinsurance agreements. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible and other fixed income securities, equity-indexed life and annuity contracts and certain variable life and annuity contracts (see Note 7).

     All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The change in the fair value of derivatives embedded in assets and subject to bifurcation is reported in realized capital gains and losses. The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in contract benefits or realized capital gains and losses.

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged item's or transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. For the years ended December 31, 2004, 2003 and 2002, the hedge ineffectiveness reported as realized capital gains and losses amounted to losses of $8 million, gains of $16 million and losses of $15 million, respectively.

     FAIR VALUE HEDGES The Company designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.

     For hedging instruments used in fair value hedges, when the hedged items are investment assets or a portion thereof, the change in the fair value of the derivatives is reported in net investment income, together with the change in the fair value of the hedged items. The change in the fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof are reported in contract benefits, together with the change in the fair value of the hedged item. Accrued periodic settlements on swaps are reported together with the changes in fair value of the swaps in net investment income, contract benefits or interest expense. The book value of the hedged asset or liability is adjusted for the change in the fair value of the hedged risk.

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

     For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives are reported in accumulated other comprehensive income as unrealized net capital gains and losses. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged transaction affects net income or when the forecasted transaction affects net income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

     TERMINATION OF HEDGE ACCOUNTING If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset becomes impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as a non-hedge, or when the derivative has been terminated, the gain or loss recognized on the item being hedged and used to adjust the book value of the asset, liability or portion thereof is amortized over the remaining life of the hedged item to net investment income or contract benefits, beginning in the period that hedge accounting is no longer applied. If the hedged item of a fair value hedge is an asset which has become impaired, the adjustment made to the book value of the asset is subject to the accounting policies applied to impaired assets. When a derivative financial instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income, beginning in the period hedge accounting is no longer applied or the derivative instrument is terminated. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative financial instrument used in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied. If the cash flow hedge is no longer effective, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the remaining hedged item affects net income.

     NON-HEDGE DERIVATIVE FINANCIAL INSTRUMENTS The Company also has certain derivatives that are used in interest rate, equity price and credit risk management strategies for which hedge accounting is not applied. These derivatives primarily consist of indexed instruments, certain interest rate swap agreements and financial futures contracts, interest rate cap and floor agreements, certain forward contracts for TBA mortgage securities and credit default swaps. Based upon the type of derivative instrument and strategy, the income statement effects of these derivatives are reported in a single line item, with the results of the associated risk. Therefore, the derivatives' fair value gains and losses and accrued periodic settlements are recognized together in one of the following during the reporting period: net investment income, realized capital gains and losses, or contract benefits.

     The Company also uses derivatives to replicate returns of fixed income securities that are either unavailable or more expensive in the cash market. These replicated securities are comprised of a credit default swap and a highly rated fixed income security that when combined replicate a third security. Premiums on credit default swaps over the life of the contract and changes in fair value are recorded in realized capital gains and losses.

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

     Securities loaned are treated as financing arrangements and the collateral received is recorded in short-term investments, fixed income securities and other liabilities and accrued expenses. The Company obtains collateral in an amount equal to 102% of the fair value of securities. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary. Substantially all of the Company's securities loaned are placed with large brokerage firms.

     Security repurchase and resale agreements and securities lending transactions are used to generate net investment income. The cash received from repurchase and resale agreements also provide a source of liquidity. These instruments are short-term in nature (usually 30 days or less) and are collateralized principally by Corporate, U.S. Government and mortgage-backed securities. The carrying values of these instruments approximate fair value because of their relatively short-term nature.

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES AND RELATED BENEFITS AND INTEREST CREDITED

     Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due. Benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy and are reflected in contract benefits.

     Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when due, at the inception of the contract. Benefits and expenses are recognized in relation to such revenue such that profits are recognized over the lives of the contracts.

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

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies, funding agreements (primarily backing medium-term notes) and certain guaranteed investment contracts ("GICs") are considered investment contracts. Deposits received for such contracts are reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for maintenance, administration, and surrender of the contract prior to contractually specified dates, and are recognized when assessed against the contractholder account balance.

     Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed annuities and indexed funding agreements are based on a specified index, such as LIBOR, or an equity index, such as the S&P 500. Pursuant to the adoption of Statement of Position No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1") in 2004, interest credited also includes amortization of deferred sales inducement ("DSI") expenses. DSI is amortized into interest credited using the same method used for deferred policy acquisition costs.

     Separate account products include variable annuities and variable life insurance contracts. The assets supporting these products are legally segregated and available only to settle separate account contract obligations. Deposits received are reported as separate accounts liabilities. Contract charges for these products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death, income and accumulation benefits incurred on variable annuity and life insurance contracts.

DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Costs that vary with and are primarily related to acquiring life insurance and investment contracts are deferred and recorded as deferred policy acquisition costs ("DAC"). These costs are principally agents' and brokers' remuneration and certain underwriting costs. DSI costs related to sales inducements offered on sales to new customers, principally on investment contracts and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income. DAC is amortized to income and included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations and Comprehensive Income. DSI is amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Consolidated Statements of Operations and Comprehensive Income. DAC and DSI associated with life insurance and investment contracts is periodically reviewed for recoverability and written down when necessary.

     For traditional life insurance and other premium paying contracts, DAC is amortized in proportion to the estimated revenues on such business. Assumptions used in amortization of DAC and reserve calculations are determined based upon conditions as of the date of policy issue and are generally not revised during the life of the policy. Any deviations from projected business in force, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

     For internal exchanges of traditional life insurance, the unamortized balance of costs previously deferred under the original contracts are charged to income. The new costs associated with the exchange are deferred and amortized to income.

     For interest-sensitive life, variable annuities and investment contracts, DAC and DSI are amortized in proportion to the incidence of the present value of estimated gross profits ("EGP") on such business over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years; however, estimates of customer surrender rates result in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of EGP. EGP consists of estimates of the following components: benefit margins, primarily from mortality, including guaranteed minimum death, income, and accumulation benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

     DAC and DSI amortization for variable annuity and life contracts is estimated using stochastic modeling and is significantly impacted by the return on the underlying funds. The Company's long-term expectation of separate accounts fund performance net of fees was approximately 8%. Whenever actual separate accounts fund performance based on the two most recent years varies from the 8% expectation, the Company projects performance levels over the next five years such that the mean return over that seven year period equals the long-term 8% expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC and DSI. In applying the reversion to the mean process, the Company does not allow the future mean rates of return after fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluates the results of utilization of this process to confirm that it is reasonably possible that variable annuity and life fund performance will revert to the expected long-term mean within this time horizon.

     Changes in the amount or timing of EGP result in adjustments to the cumulative amortization of DAC and DSI. All such adjustments are reflected in the current results of operations.

     The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life, variable annuities and investment contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC and DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively, on the Consolidated Statements of Operations and Comprehensive Income.

     The cost assigned to the right to receive future cash flows from certain business purchased from other insurers is also classified as deferred policy acquisition costs in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the life of the contracts acquired. These costs are amortized as profits emerge over the life of the acquired business and are periodically evaluated for recoverability. Present value of future profits was $45 million and $27 million at December 31, 2004 and 2003, respectively. Amortization expense on present value of future profits was $6 million, $36 million and $15 million for the years ended December 31, 2004, 2003 and 2002, respectively.

REINSURANCE RECOVERABLE

     In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from reinsurers (see Note 9). The amounts reported in the Consolidated Statements of Financial Position include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on incurred losses that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contract. Insurance liabilities are reported gross of reinsurance recoverables. Prepaid reinsurance premiums are deferred and reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of the reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance as appropriate.

GOODWILL

     Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", effective January 1, 2002. The statement eliminates the requirement to amortize goodwill and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value basis.

     The Company annually tests goodwill for impairment using a trading multiple analysis, which is a widely accepted valuation technique, to estimate the fair value of its SFAS No. 142 reporting unit. Based on the Company's decision to sell two life insurance companies for their licenses, the Company recognized an aggregate goodwill and other intangible assets impairment loss of $4 million ($2 million after-tax) in 2004.

     Goodwill impairment testing indicated no impairment at December 31, 2003 and 2002.

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

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits, which relates to traditional life and accident and health insurance and immediate annuities with life contingencies, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 8. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

CONTRACTHOLDER FUNDS

     Contractholder funds represent interest-bearing liabilities arising from the sale of products, such as interest-sensitive life, fixed annuities and funding agreements. Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts. Detailed information on crediting rates and surrender and withdrawal provisions on contractholder funds are outlined in Note 8.

SEPARATE ACCOUNTS

     The Company issues variable annuities and variable life insurance contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the separate accounts. The assets of the separate accounts are carried at fair value. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Consolidated Statements of Operations and Comprehensive Income. Revenues to the Company from the separate accounts consist of contract charges for maintenance, administration, cost of insurance and surrender of the contract prior to the contractually specified dates and are reflected in premiums and contract charges. Deposits to the separate accounts are not included in consolidated cash flows.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable contracts' separate accounts with guarantees included $13.41 billion of equity, fixed income and balanced mutual funds and $279 million of money market mutual funds at December 31, 2004.

LIABILITIES FOR VARIABLE CONTRACT GUARANTEES

     The Company offers various guarantees to variable annuity contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), or at specified dates during the accumulation period (accumulation benefits). Liabilities for variable contract guarantees related to death benefits are included in reserve for life-contingent contract benefits and the liabilities related to the income and accumulation benefits are included in contractholder funds in the Consolidated Statements of Financial Position. Detailed information regarding the Company's variable contracts with guarantees is outlined in Note 8.

       Pursuant to the adoption of SOP 03-1 in 2004, the liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The establishment of reserves for these guarantees requires the projection of future separate account fund performance, mortality, persistency and customer benefit utilization rates. These assumptions are periodically reviewed and updated. For guarantees related to death benefits, benefits represent the current guaranteed minimum death benefit payments in excess of the current account balance. For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuitization benefits in excess of the current account balance.

     Projected benefits and contract charges used in determining the liability for certain guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based on factors such as the extent of benefit to the potential annuitant, eligibility conditions and the annuitant's attained age. The liability for guarantees is re-evaluated periodically, and adjustments are made to the liability balance through a charge or credit to contract benefits.

     Guarantees related to accumulation benefits are considered to be derivative financial instruments; therefore, the liability for accumulation benefits is established based on its fair value.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("VIES")

     The Company consolidates VIEs when it is the primary beneficiary of a VIE and if it has a variable interest that will absorb a majority of the expected losses if they occur, receive a majority of the entity's expected returns, or both (see Note 13).

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

ADOPTED ACCOUNTING STANDARDS

EMERGING ISSUES TASK FORCE ISSUE NO. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY
   IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("EITF 03-1") AND FSP EITF 03-1-1, "EFFECTIVE DATE OF PARAGRAPHS 10-20 OF EITF ISSUE NO. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("FSP EITF 03-1-1")

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF 03-1, which was to be effective for fiscal periods beginning after June 15, 2004. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is temporary or other-than-temporary. In September 2004, the Financial Accounting Standards Board ("FASB") issued, and the Company adopted, FSP EITF Issue 03-1-1, which deferred the effective date of the impairment measurement and recognition provisions contained in paragraphs 10-20 of EITF 03-1 until proposed FSP EITF 03-1-a is issued as final guidance (See Pending Accounting Standard). The disclosure requirements of EITF 03-1 were previously adopted by the Company as of December 31, 2003 for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For all other investments within the scope of EITF 03-1, the disclosures are effective and have been adopted by the Company as of December 31, 2004.

SOP03-1, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN
   NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS" ("SOP
   03-1")

     On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP affecting the Company require:

     - Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;

     - Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC; and

     - Reporting and measuring assets and liabilities of certain separate accounts products as investments and contractholder funds rather than as separate accounts assets and liabilities when specified criteria are present.

     The cumulative effect of the change in accounting principle from implementing SOP 03-1 was a loss of $175 million, after-tax ($269 million, pre-tax). It was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $145 million, pre-tax, and a reduction in DAC and DSI of $124 million, pre-tax.

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

     In 2004, DSI and related amortization is classified within the Consolidated Statements of Financial Position and Operations and Comprehensive Income as other assets and interest credited to contractholder funds, respectively. The amounts are provided in Note 10. Pursuant to adopting this guidance, the Company also reclassified $204 million of separate accounts assets and liabilities to investments and contractholder funds, respectively.

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ("AICPA") TECHNICAL PRACTICE AID ("TPA") RE. SOP 03-1

     In September 2004, the staff of the AICPA, aided by industry experts, issued a set of technical questions and answers on financial accounting and reporting issues related to SOP 03-1 that will be included in the AICPA's TPAs. The TPA addresses a number of issues related to SOP 03-1 including when it is necessary to establish a liability in addition to the account balance for certain contracts such as single premium and universal life that meet the the definition of an insurance contract and have amounts assessed against the contractholder in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function. The impact of adopting the provisions of the TPA was not material to the Company's Consolidated Statements of Operations and Comprehensive Income or Financial Position.

FASB INTERPRETATION NO. 46 AND 46R, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46" AND "FIN 46R")

           In December 2003, the FASB revised FIN 46, which was originally issued in January 2003. FIN 46R addressed whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A company must consolidate a VIE if it has a variable interest that will absorb a majority of the expected losses if they occur, receive a majority of the entity's expected returns, or both. The Company elected to adopt FIN 46 as of July 1, 2003 for its existing VIEs. See Note 13 for the impact of adoption.

SFAS NO. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS NO. 149")

     In April 2003, the FASB issued SFAS No. 149, which amends, clarifies and codifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). While this statement applies primarily to certain derivative contracts and embedded derivatives entered into or modified after June 30, 2003, it also codifies conclusions previously reached by the FASB at various dates on certain implementation issues. The impact of adopting the provisions of the statement was not material to the Company's Consolidated Statements of Operations and Comprehensive Income or Financial Position.

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

PENDING ACCOUNTING STANDARD

FSP EITF ISSUE 03-1-A, "IMPLEMENTATION GUIDANCE FOR THE APPLICATION OF PARAGRAPH 16 OF EITF ISSUE NO. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("FSP EITF ISSUE 03-1-A").

     In September 2004, the FASB issued proposed FSP EITF 03-1-a to address the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of increases in interest rates, and/or sector spreads. Thereafter, in connection with its decision to defer the effective date of paragraphs 10-20 of EITF 03-1 through the issuance of FSP EITF Issue 03-1-1, the FASB requested from its constituents comments on the issues set forth in FSP EITF 03-1-a and the issues that arose during the comment letter process for FSP EITF 03-1-b, "Effective Date of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments".

     Due to the uncertainty as to how the outstanding issues will be resolved, the Company is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued. Adoption of paragraphs 10-20 of EITF 03-1 may have a material impact on the Company's Consolidated Statements of Operations and Comprehensive Income but is not expected to have a material impact on the Company's Consolidated Statements of Financial Position as fluctuations in fair value are already recorded in accumulated other comprehensive income.

3.   DISPOSITIONS

     In 2003, the Company announced its intention to exit its direct response distribution business and, based on its decision to sell the business, reached a measurement date that resulted in the recognition of an estimated loss on the disposition of $44 million ($29 million, after-tax). In 2004, the Company disposed of substantially all of its direct response distribution business pursuant to reinsurance transactions with subsidiaries of Citigroup and Scottish Re (U.S.)

Inc. In connection with the disposal activities related to the direct response business, the Company recorded an additional loss on disposition of $21 million pretax ($14 million after-tax) in 2004 (see Notes 9 and 10).

4.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investment exchanges and modifications, which primarily reflect refinancing of fixed income securities and mergers completed with equity securities, totaled $79 million, $41 million and $98 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company paid $24 million and $98 million in dividends of investment securities to AIC in 2004 and 2003, respectively. The Company received non-cash capital contributions of $41 million related to certain reinsurance transactions with American Heritage Life Insurance Company ("AHL"), an unconsolidated affiliate of the Company, and Columbia Universal Life Insurance Company ("Columbia"), a former unconsolidated affiliate of the Company, in 2004 (see
Note 5).

     Secured borrowing reinvestment transactions excluded from cash flows from investing activities in the Consolidated Statements of Cash Flows for the years ended December 31 are as follows:

     (IN MILLIONS)                                 2004         2003         2002
                                                ----------   ----------   ----------
     Purchases                                  $    3,162   $    2,757   $    2,096
     Sales                                          (2,857)      (2,237)      (2,041)
     Collections                                         -            -          (25)
     Net change in short-term investments              662          150         (278)
                                                ----------   ----------   ----------
         Net purchases (sales)                  $      967   $      670   $     (248)
                                                ==========   ==========   ==========

5.   RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company uses services performed by its affiliates, AIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs allocated to the Company (see Note 15), were $322 million, $299 million, and $238 million in 2004, 2003 and 2002, respectively. A portion of these expenses relate to the acquisition of business, which is deferred and amortized into income.

STRUCTURED SETTLEMENT ANNUITIES

     The Company issued $98 million, $119 million and $133 million of structured settlement annuities, a type of immediate annuity, in 2004, 2003 and 2002, respectively, at prices determined based upon interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC. Of these amounts, $27 million, $21 million and $27 million relate to structured settlement annuities with life contingencies and are included in premium income for 2004, 2003, and 2002, respectively. In most cases, these annuities were issued under a "qualified assignment," whereby Allstate Settlement Corporation ("ASC"), a wholly-owned subsidiary of ALIC, purchased annuities from the Company and assumed AIC's obligation to make the future payments.

     AIC issued surety bonds to guarantee the payment of structured settlement benefits assumed by Allstate Assignment Company ("AAC"), a wholly-owned subsidiary of ALIC, (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company through June 30, 2001. AAC entered into a General Indemnity Agreement pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gave AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds. For contracts written on or after July 1, 2001, AIC no longer issues surety bonds to guarantee the payment of structured settlement benefits. Alternatively, ALIC guarantees the payment of structured settlement benefits on all contracts issued on or after July 1, 2001.

     Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.96 billion and $5.00 billion at December 31, 2004 and 2003, respectively.

BROKER/DEALER AGREEMENT

     The Company receives underwriting and distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker/dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. The Company incurred $44 million, $38 million and $35 million of commission and other distribution expenses for the years ending December 31, 2004, 2003 and 2002, respectively.

     ALIC received underwriting and distribution services from Allstate Distributors, LLC ("ADLLC"), a broker/dealer company, for certain variable annuity contracts. Effective September 30, 2002, ALIC and Putnam Investments terminated a joint venture agreement and ADLLC became a consolidated wholly owned subsidiary of ALIC as a result of ALIC's purchase of Putnam's 50% ownership therein. ALIC incurred $32 million of commission and other distribution expenses from ADLLC for the year ended December 31, 2002.

REINSURANCE TRANSACTIONS

     As of December 31, 2004, the Company entered into two coinsurance agreements with AHL, an unconsolidated affiliate of the Company, to assume certain interest-sensitive life and fixed annuity insurance contracts. As a result of the transaction, the Company recorded a premium receivable of $386 million, settled in January 2005, DAC of $24 million, policy loans of $16 million, and contractholder funds of $379 million. Since the Company received assets in excess of net liabilities from an affiliate under common control, the Company recognized a gain of $47 million ($31 million, after-tax), which was recorded as a non-cash capital contribution.

     The Company has reinsurance contracts with Columbia, a former unconsolidated affiliate of the Company. In November 2004, the Corporation disposed of Columbia pursuant to a stock purchase agreement with Verde Financial Corporation. As of June 1, 2004, the Company converted a modified coinsurance contract with Columbia to a coinsurance contract to assume 100% of fixed annuity business in force as of June 30, 2000 and new business written prior to the disposition of Columbia. In addition, the Company entered into a coinsurance contract with Columbia to assume 100% of traditional life and accident and health business in force as of June 1, 2004. As a result of these transactions, the Company received assets in excess of net liabilities from an affiliate under common control and recognized a gain of $15 million ($10 million, after-tax), which was recorded as a non-cash capital contribution. Both agreements are continuous but may be terminated by the Company in the event of Columbia's non-payment of reinsurance amounts due. As of May 31, 2001, Columbia ceased issuing new contracts. During 2004 (prior to the disposition of Columbia), 2003 and 2002, the Company assumed $14 million, $17 million and $19 million, respectively, in premiums and contract charges from Columbia.

     The Company had a modified coinsurance contract with Allstate Reinsurance, Ltd. ("Allstate Re"), an unconsolidated affiliate of the Company, to cede 50% of certain fixed annuity business issued under a distribution agreement with PNC Bank NA. Under the terms of the contract, a trust was established to provide protection for ceded liabilities. This agreement was terminated in 2004. During 2003 and 2002, the Company ceded $0.4 million and $0.3 million, respectively, in contract charges to Allstate Re.

     The Company has a contract to assume 100% of all credit insurance written by AIC. This agreement is continuous but may be terminated by either party with 60 days notice. The Company assumed premiums from AIC in the amount of $0.3 million, $2 million and $18 million in 2004, 2003 and 2002, respectively.

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

DEBT

     As of December 31, 2004 and 2003, the Company has $57 million and $82 million, respectively, of redeemable preferred stock - Series A issued to The Northbrook Corporation, a wholly owned subsidiary of the Corporation. As of December 31, 2004, the preferred stock was mandatorily redeemable and, as a result, it was classified as debt (see Note 13).

     The Company has entered into an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Company had no amounts outstanding under the intercompany loan agreement during the three years ended December 31, 2004. The Corporation uses commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

6.   INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                                           GROSS UNREALIZED
                                                           AMORTIZED   -----------------------      FAIR
     (IN MILLIONS)                                           COST        GAINS        LOSSES        VALUE
                                                          ----------   ----------   ----------   ----------
     AT DECEMBER 31, 2004
     U.S. government and agencies                         $    2,535   $      798   $       --   $    3,333
     Municipal                                                 3,231          106          (14)       3,323
     Corporate                                                32,320        1,975          (89)      34,206
     Foreign government                                        1,511          333           (1)       1,843
     Mortgage-backed securities                                5,905           84          (15)       5,974
     Commercial mortgage-backed securities                     6,074          141          (13)       6,202
     Asset-backed securities                                   4,331           46          (31)       4,346
     Redeemable preferred stock                                   57            7           --           64
                                                          ----------   ----------   ----------   ----------
       Total fixed income securities                      $   55,964   $    3,490   $     (163)  $   59,291
                                                          ==========   ==========   ==========   ==========
     AT DECEMBER 31, 2003
     U.S. government and agencies                         $    2,519   $      688   $       (2)  $    3,205
     Municipal                                                 1,675           60          (18)       1,717
     Corporate                                                28,866        2,115         (183)      30,798
     Foreign government                                        1,302          287           --        1,589
     Mortgage-backed securities                                5,397          114          (14)       5,497
     Commercial mortgage-backed securities                     5,143          155          (35)       5,263
     Asset-backed securities                                   3,423           46          (41)       3,428
     Redeemable preferred stock                                   76            6           (1)          81
                                                          ----------   ----------   ----------   ----------
       Total fixed income securities                      $   48,401   $    3,471   $     (294)  $   51,578
                                                          ==========   ==========   ==========   ==========

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2004:

                                                           AMORTIZED     FAIR
     (IN MILLIONS)                                           COST        VALUE
                                                          ----------   ----------
     Due in one year or less                              $    1,851   $    1,881
     Due after one year through five years                     9,662       10,075
     Due after five years through ten years                   16,959       17,860
     Due after ten years                                      17,256       19,155
                                                          ----------   ----------
                                                              45,728       48,971
     Mortgage- and asset-backed securities                    10,236       10,320
                                                          ----------   ----------
         Total                                            $   55,964   $   59,291
                                                          ==========   ==========

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

     (IN MILLIONS)                                           2004         2003         2002
                                                          ----------   ----------   ----------
     Fixed income securities                              $    3,072   $    2,875   $    2,736
     Mortgage loans                                              435          415          403
     Equity securities                                            24            8           17
     Other                                                      (143)        (121)         (68)
                                                          ----------   ----------   ----------
       Investment income, before expense                       3,388        3,177        3,088
       Investment expense                                        128           95          110
                                                          ----------   ----------   ----------
         Net investment income                            $    3,260   $    3,082   $    2,978
                                                          ==========   ==========   ==========

     Net investment income from equity securities includes income from partnership interests of $19 million, $7 million and $16 million for the years ended December 31, 2004, 2003 and 2002, respectively.

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

     (IN MILLIONS)                                           2004         2003         2002
                                                          ----------   ----------   ----------
     Fixed income securities                              $      (87)  $     (181)  $     (137)
     Equity securities                                            11          (10)          (9)
     Other investments                                            65          107         (276)
                                                          ----------   ----------   ----------
       Realized capital gains and losses, pre-tax                (11)         (84)        (422)
       Income tax benefit                                          3           30          148
                                                          ----------   ----------   ----------
         Realized capital gains and losses, after-tax     $       (8)  $      (54)  $     (274)
                                                          ==========   ==========   ==========

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

     (IN MILLIONS)                                           2004         2003         2002
                                                          ----------   ----------   ----------
     Investment write-downs                               $      (81)  $     (178)  $     (309)
     Dispositions (1)                                            129           64          (97)
     Valuation of derivative instruments                         (66)          12          (36)
     Settlement of derivative instruments                          7           18           20
                                                          ----------   ----------   ----------
     Realized capital gains and losses, pre-tax                  (11)         (84)        (422)
     Income tax benefit                                            3           30          148
                                                          ----------   ----------   ----------
       Realized capital gains and losses, after-tax       $       (8)  $      (54)  $     (274)
                                                          ==========   ==========   ==========

     (1) Dispositions include sales and other transactions such as calls and prepayments.

     Excluding the effects of calls and prepayments, gross gains of $189 million, $173 million and $137 million and gross losses of $157 million, $184 million and $327 million were realized on sales of fixed income securities during 2004, 2003 and 2002, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses on fixed income, equity securities and derivative instruments included in accumulated other comprehensive income at December 31, 2004 are as follows:

                                                                          GROSS UNREALIZED
                                                            FAIR       -----------------------       UNREALIZED
(IN MILLIONS)                                               VALUE        GAINS        LOSSES     NET GAINS (LOSSES)
                                                          ----------   ----------   ----------   ------------------
Fixed income securities                                   $   59,291   $    3,490   $     (163)  $            3,327
Equity securities                                                214            9            -                    9
Derivative instruments                                           (10)           -          (23)                 (23)
                                                                                                 ------------------
  Total                                                                                                       3,313
Deferred income taxes, deferred policy acquisition
  costs, premium deficiency reserve and deferred
  sales inducements                                                                                          (2,300)
                                                                                                 ------------------
Unrealized net capital gains and losses                                                          $            1,013
                                                                                                 ==================

     At December 31, 2003, equity securities had gross unrealized gains of $4 million and no gross unrealized losses.

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(IN MILLIONS)                                           2004         2003         2002
                                                     ----------   ----------   ----------
Fixed income securities                              $      150   $       95   $    1,574
Equity securities                                             5           12          (13)
Derivative instruments                                      (21)          (4)          (6)
                                                     ----------   ----------   ----------
  Total                                                     134          103        1,555
Deferred income taxes, deferred policy acquisition
    costs, premium deficiency reserve and deferred
    sales inducements                                      (174)        (102)      (1,139)
                                                     ----------   ----------   ----------
  (Decrease) increase in unrealized net capital
    gains and losses                                 $      (40)  $        1   $      416
                                                     ==========   ==========   ==========

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

     The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.

                                                LESS THAN 12 MONTHS                     12 MONTHS OR MORE
                                         ------------------------------------   ------------------------------------     TOTAL
($ IN MILLIONS)                           NUMBER OF      FAIR      UNREALIZED    NUMBER OF      FAIR      UNREALIZED   UNREALIZED
AT DECEMBER 31, 2004                       ISSUES        VALUE       LOSSES       ISSUES        VALUE       LOSSES       LOSSES
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Fixed income securities
  U.S. government and agencies                    7   $       19   $        -            1   $        3   $        -   $        -
  Municipal                                     126          525           (8)          15          130           (6)         (14)
  Corporate                                     328        3,762          (45)          98        1,251          (44)         (89)
  Foreign government                              6           63           (1)           -            -            -           (1)
  Mortgage-backed securities                    485        1,960          (14)          25           32           (1)         (15)
  Commercial mortgage-backed
  securities                                     88        1,084           (9)          15          197           (4)         (13)
  Asset-backed securities                        97        1,011          (12)          25          274          (19)         (31)
  Redeemable preferred stock                      3            3            -            -            -            -            -
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Total                                       1,140   $    8,427   $      (89)         179   $    1,887   $      (74)  $     (163)
                                         ==========   ==========   ==========   ==========   ==========   ==========   ==========
Investment grade fixed income
securities                                    1,078        8,159          (80)         155        1,635          (51)        (131)
Below investment grade fixed
  income securities                              62          268           (9)          24          252          (23)         (32)
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Total fixed income securities               1,140   $    8,427   $      (89)         179   $    1,887   $      (74)  $     (163)
                                         ==========   ==========   ==========   ==========   ==========   ==========   ==========

AT DECEMBER 31, 2003

Fixed income securities
  U.S. government and agencies                   10   $       58   $       (2)           -   $        -   $        -   $       (2)
  Municipal                                      56          406          (18)           -            -            -          (18)
  Corporate                                     302        3,697         (136)          76          670          (47)        (183)
  Foreign government                              6           50            -            -            -            -            -
  Mortgage-backed securities                    108        1,528          (14)          29           22            -          (14)
  Commercial mortgage-backed
  securities                                     96        1,375          (34)          11           61           (1)         (35)
  Asset-backed securities                        64          732          (15)          38          269          (26)         (41)
  Redeemable preferred stock                      3           20           (1)           -            -            -           (1)
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Total                                         645   $    7,866   $     (220)         154   $    1,022   $      (74)  $     (294)
                                         ==========   ==========   ==========   ==========   ==========   ==========   ==========

Investment grade fixed income
securities                                      590        7,556         (191)         109          660          (30)        (221)
Below investment grade fixed
income securities                                55          310          (29)          45          362          (44)         (73)
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Total fixed income securities                 645   $    7,866   $     (220)         154   $    1,022   $      (74)  $     (294)
                                         ==========   ==========   ==========   ==========   ==========   ==========   ==========

     As of December 31, 2004 and 2003, $151 million and $220 million, respectively, of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Of the $151 million and $220 million, $131 million and $198 million, respectively, related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's; a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer and sector related credit spreads since the securities were acquired.

     As of December 31, 2004, the remaining $12 million of unrealized losses were below investment grade fixed income securities that were in unrealized loss positions greater than or equal to 20% of cost or amortized cost. Of this amount, $8 million had been in an unrealized loss position for a period of twelve months or more as of December 31, 2004. Additionally, $11 million of the unrealized losses were airline industry issues.

     As of December 31, 2003, the remaining $74 million of unrealized losses related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost. Of the $74 million, $23 million related to investment grade fixed income securities and $51 million related to below investment grade fixed income securities. Of these amounts, $10 million and $26 million, respectively, had been in an unrealized loss position for a period of twelve months or more as of December 31, 2003. Additionally, $13 million of the unrealized losses from below investment grade securities were airline industry issues.

     As of December 31, 2004 and 2003, the securities comprising the $12 million and $74 million, respectively, of unrealized losses were evaluated based on factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent's bankruptcy.

     As of December 31, 2004 and 2003, the Company had the intent and ability to hold these investments for a period of time sufficient for them to recover in value.

     As of December 31, 2004, the carrying value for cost method investments was $130 million, which primarily included limited partnership interests in fund investments. Each cost method investment was evaluated utilizing certain criteria such as a measurement of the Company's percentage share of the investee's equity relative to the carrying value and certain financial trends to determine if an event or change in circumstance occurred that could indicate an other-than-temporary impairment existed. Investments meeting any one of these criteria were further evaluated and, if it was determined that an other-than-temporary impairment existed, the investment was written down to the estimated fair value. The estimated fair value was generally based on the fair value of the underlying investments in the limited partnership funds. It is not practicable to estimate the fair value of each cost method investment in accordance with paragraphs 14 and 15 of SFAS 107, "Disclosures about Fair Value of Financial Instruments" because the investments are private in nature and do not trade frequently. In addition, the information that would be utilized to estimate fair value is not readily available. The Company had write-downs of $2 million related to cost method investments that were other-than-temporarily impaired in 2004.

MORTGAGE LOAN IMPAIRMENT

     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     The net carrying value of impaired loans at December 31, 2004 and 2003 was $22 million and $4 million, respectively. No valuation allowances were held at December 31, 2004 and 2003 because the fair value of the collateral was greater than the recorded investment in the loans.

     Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise the cash basis is used. The Company recognized interest income on impaired loans of $2 million, $2 million and $1 million during 2004, 2003 and 2002, respectively. The average balance of impaired loans was $29 million, $23 million and $16 million during 2004, 2003 and 2002, respectively.

     Valuation allowances charged to operations during 2004, 2003 and 2002 were $1 million, $3 million and $0 million, respectively. Direct write-downs charged against the allowances were $0 million, $3 million and $5 million for the years ended December 31, 2004, 2003 and 2002, respectively, and in 2004, $1 million of a balance previously written off was recovered.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS AND OTHER INVESTMENT INFORMATION

     The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represented more than 5.0% of the portfolio at December 31, 2004 and 2003.

     (% OF MUNICIPAL BOND PORTFOLIO CARRYING VALUE)             2004         2003
                                                                ----         ----
     California                                                 24.7%        23.5%
     Texas                                                       7.4         10.2
     New Jersey                                                  7.3          4.1
     Illinois                                                    7.0         10.8
     Oregon                                                      5.2          4.1

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5.0% of the portfolio at December 31, 2004 and 2003.

     (% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)        2004         2003
                                                                ----         ----
     California                                                 14.6%        14.3%
     Illinois                                                    8.2          9.3
     Texas                                                       8.2          7.9
     Pennsylvania                                                6.5          5.6
     New Jersey                                                  5.7          6.2
     New York                                                    5.3          5.2
     Georgia                                                     5.1          5.6
     Florida                                                     4.5          5.7

     The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

     (% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)        2004         2003
                                                                ----         ----
     Office buildings                                           30.8%        31.7%
     Retail                                                     25.2         22.0
     Warehouse                                                  24.8         24.4
     Apartment complex                                          15.7         17.6
     Industrial                                                  1.3          1.6
     Other                                                       2.2          2.7
                                                               -----        -----
                                                               100.0%       100.0%
                                                               =====        =====

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2004 for loans that were not in foreclosure are as follows:

     ($ IN MILLIONS)                             NUMBER OF    CARRYING
                                                   LOANS       VALUE       PERCENT
                                                ----------   ----------   ----------
     2005                                               44   $      329          4.5%
     2006                                               83          642          8.8
     2007                                               96          817         11.1
     2008                                               98          753         10.3
     2009                                              121        1,148         15.7
     Thereafter                                        459        3,629         49.6
                                                ----------   ----------   ----------
       Total                                           901   $    7,318        100.0%
                                                ==========   ==========   ==========

     In 2004, $239 million of commercial mortgage loans were contractually due. Of these, 64% were paid as due, 25% were refinanced at prevailing market terms and 11% were extended for one year or less. None were foreclosed or in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

     Included in fixed income securities are below investment grade assets totaling $3.72 billion and $3.69 billion at December 31, 2004 and 2003, respectively.

     At December 31, 2004, the carrying value of investments that were non-income producing, excluding equity securities, was $3 million.

     At December 31, 2004, fixed income securities with a carrying value of $71 million were on deposit with regulatory authorities as required by law.

SECURITY REPURCHASE AND RESALE AND SECURITIES LOANED

     The Company participates in securities lending programs with third parties, mostly large brokerage firms. At December 31, 2004 and 2003, fixed income securities with a carrying value of $1.67 billion and $949 million, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $4 million, $4 million and $5 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company participates in programs to purchase securities under agreements to resell and programs to sell securities under agreements to repurchase, primarily including a mortgage dollar roll program. At the end of December 31, 2004 and 2003, the Company had $492 million and $501 million of securities that were subject to these agreements. In return, the Company receives cash collateral that it invests and includes in short-term and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income recorded as a result of the program was $23 million, $13 million, and $20 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

FINANCIAL ASSETS

     The carrying value and fair value of financial assets at December 31 are as follows:

                                                                    2004                      2003
                                                          -----------------------   -----------------------
                                                           CARRYING       FAIR       CARRYING       FAIR
     (IN MILLIONS)                                          VALUE         VALUE       VALUE         VALUE
                                                          ----------   ----------   ----------   ----------
     Fixed income securities                              $   59,291   $   59,291   $   51,578   $   51,578
     Mortgage loans                                            7,318        7,635        6,354        6,737
     Equity securities                                           214          214          164          164
     Short-term investments                                    1,440        1,440          765          765
     Policy loans                                                722          722          686          686
     Separate Accounts                                        14,377       14,377       13,425       13,425

     Fair values of publicly traded fixed income securities are based upon quoted market prices or dealer quotes. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models, which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs, or independent third party pricing sources. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. At December 31, 2004 and 2003, equity securities include $172 million and $81 million, respectively, of limited partnership interests, which are accounted for based on the cost method or equity method of accounting (See Notes 2 and 6). The remaining equity securities are valued based principally on quoted market prices. Short-term investments are highly liquid investments with maturities of less than one year whose carrying values are deemed to approximate fair value. The carrying value of policy loans is deemed to approximate fair value. Separate accounts assets are carried in the Consolidated Statements of Financial Position at fair value based on quoted market prices.

FINANCIAL LIABILITIES

     The carrying value and fair value of financial liabilities at December 31 are as follows:

                                                                    2004                      2003
                                                          -----------------------   -----------------------
                                                           CARRYING       FAIR       CARRYING       FAIR
     (IN MILLIONS)                                          VALUE        VALUE        VALUE        VALUE
                                                          ----------   ----------   ----------   ----------
     Contractholder funds on investment contracts         $   46,384   $   44,601   $   38,365   $   36,974
     Long-term debt                                              104          104           45           45
     Security repurchase agreements                            2,928        2,928        1,918        1,918
     Separate Accounts                                        14,377       14,377       13,425       13,425

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered to be financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies, funding agreements and GICs are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at fair value in the consolidated financial statements.

     The fair value of long-term debt is determined using discounted cash flow calculations. Security repurchase agreements are valued at carrying value due to their short-term nature. Separate accounts liabilities are carried at the fair value of the underlying assets.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company primarily uses derivative financial instruments to reduce its exposure to market risk (principally interest rate, equity price and foreign currency risk), to replicate fixed income securities, and in conjunction with asset/liability management.

     The following table summarizes the notional amounts, fair value and carrying value of the Company's derivative financial instruments at December 31, 2004:

                                                                                 CARRYING        CARRYING
                                                      NOTIONAL       FAIR         VALUE            VALUE
(IN MILLIONS)                                          AMOUNT      VALUE(1)      ASSETS(1)    (LIABILITIES)(1)
                                                     ----------   ----------    ----------    -----------------
INTEREST RATE CONTRACTS
Interest rate swap agreements                        $   16,531   $     (124)   $      (49)   $             (75)
Financial futures contracts                               6,002           (1)            1                   (2)
Interest rate cap and floor agreements                    4,851           43            31                   12
                                                     ----------   ----------    ----------    -----------------
Total interest rate contracts                            27,384          (82)          (17)                 (65)
                                                     ----------   ----------    ----------    -----------------
EQUITY AND INDEX CONTRACTS
Options, financial futures, and warrants                  1,968           58            92                  (34)
FOREIGN CURRENCY CONTRACTS
Foreign currency swap agreements                          1,704          535           547                  (12)
Foreign currency futures contracts                           21            -             -                    -
                                                     ----------   ----------    ----------    -----------------
Total foreign currency contracts                          1,725          535           547                  (12)
                                                     ----------   ----------    ----------    -----------------
EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS
Guaranteed accumulation benefit                             623            1             -                    1
Conversion options in fixed income securities               616          209           209                    -
Equity-indexed options in life and annuity
  product contracts                                       1,774          (30)            -                  (30)
Forward starting options in annuity product
  contracts                                               1,928           (2)            -                   (2)
Put options in variable product contracts                    14            -             -                    -
Credit default swaps                                         28           (1)           (1)                   -
                                                     ----------   ----------    ----------    -----------------
Total embedded derivative financial instruments           4,983          177           208                  (31)
                                                     ----------   ----------    ----------    -----------------
OTHER DERIVATIVE FINANCIAL INSTRUMENTS
Replication credit default swaps                            295            -             -                    -
Reinsurance of guaranteed minimum income
  annuitization options in variable product
  contracts                                                  25           14            14                    -
Forward contracts for TBA mortgage securities                55            1             1                    -
                                                     ----------   ----------    ----------    -----------------
Total other derivative financial instruments                375           15            15                    -
                                                     ----------   ----------    ----------    -----------------
TOTAL DERIVATIVE FINANCIAL INSTRUMENTS               $   36,435   $      703    $      845    $            (142)
                                                     ==========   ==========    ==========    =================

(1) Carrying value includes the effects of legally enforceable master netting agreements. Fair value and carrying value of the assets and liabilities exclude accrued periodic settlements, which are reported in accrued investment income or other invested assets.

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2003:

                                                                                 CARRYING        CARRYING
                                                      NOTIONAL       FAIR         VALUE            VALUE
(IN MILLIONS)                                          AMOUNT      VALUE(1)     ASSETS(1)     (LIABILITIES)(1)
                                                     ----------   ----------    ----------    -----------------
INTEREST RATE CONTRACTS
Interest rate swap agreements                        $   10,423   $     (220)   $      (90)   $            (130)
Financial futures contracts                                 678           (1)            -                   (1)
Interest rate cap and floor agreements                    4,675           84            54                   30
                                                     ----------   ----------    ----------    -----------------
Total interest rate contracts                            15,776         (137)          (36)                (101)
                                                     ----------   ----------    ----------    -----------------
EQUITY AND INDEX CONTRACTS
Options, financial futures, and warrants                    829            -             3                   (3)
FOREIGN CURRENCY CONTRACTS
Foreign currency swap agreements                          1,689          454           436                   18
Foreign currency futures contracts                            5            -             -                    -
                                                     ----------   ----------    ----------    -----------------
Total foreign currency contracts                          1,694          454           436                   18
                                                     ----------   ----------    ----------    -----------------
EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS
Conversion options in fixed income securities               429          147           147                    -
Equity-indexed options in life and annuity product
  contracts                                               1,297            9             -                    9
Forward starting options in annuity product
  contracts                                               1,464           (2)            -                   (2)
Put options in variable product contracts                    19            -             -                    -
Credit default swaps agreements                              48           (1)           (1)                   -
                                                     ----------   ----------    ----------    -----------------
Total embedded derivative financial instruments           3,257          153           146                    7
                                                     ----------   ----------    ----------    -----------------
OTHER DERIVATIVE FINANCIAL INSTRUMENTS
Synthetic guaranteed investment contracts                     1            -             -                    -
Reinsurance of guaranteed minimum income
  annuitization options in variable contracts                34           28            28                    -
Forward contracts for TBA mortgage securities               156           (1)            -                   (1)
                                                     ----------   ----------    ----------    -----------------
Total other derivative financial instruments                191           27            28                   (1)
                                                     ----------   ----------    ----------    -----------------
TOTAL DERIVATIVE FINANCIAL INSTRUMENTS               $   21,747   $      497    $      577    $             (80)
                                                     ==========   ==========    ==========    =================

(1) Carrying value includes the effects of legally enforceable master netting agreements. Fair value and carrying value of the assets and liabilities exclude accrued periodic settlements, which are reported in accrued investment income or other invested assets.

     The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements, and are not representative of the potential for gain or loss on these agreements.

     Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. For exchange traded derivative contracts, the fair value is based on dealer or exchange quotes. The fair value of non-exchange traded derivative contracts, including embedded derivative financial instruments subject to bifurcation, is based on either independent third party pricing sources, including broker quotes, or widely accepted pricing and valuation models which use independent third party data as inputs.

     The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company uses master netting agreements for over-the-counter derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor and credit default swap agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2004, counterparties pledged $490 million in cash to the Company under these agreements. To date, the Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any associated potential credit risk.

     Credit exposure represents the Company's potential loss if all of the counterparties failed to perform under the contractual terms of the contracts and all collateral, if any, became worthless. This exposure is measured by the fair value of freestanding derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of master netting agreements.

     The following table summarizes the counterparty credit exposure by counterparty credit rating at December 31, as it relates to interest rate swap, currency swap, interest rate cap, interest rate floor and replication credit default swap agreements.

($ IN MILLIONS)

                                       2004                                                        2003
            ----------------------------------------------------------  ----------------------------------------------------------
              NUMBER OF                                    EXPOSURE,      NUMBER OF                                    EXPOSURE,
              COUNTER-       NOTIONAL        CREDIT         NET OF        COUNTER-       NOTIONAL        CREDIT         NET OF
RATING(1)     PARTIES        AMOUNT        EXPOSURE(2)   COLLATERAL(2)     PARTIES        AMOUNT       EXPOSURE(2)   COLLATERAL(2)
----------  -------------  -------------  -------------  -------------  -------------  -------------  -------------  -------------
  AAA                   2  $       1,984  $           -  $           -              2  $       1,819  $           -  $           -
   AA                   2          2,228            183             13              2          1,600            146             22
  AA-                   4          5,825              8              8              4          4,539             19             19
   A+                   5          9,538            322             17              6          6,783            233             25
   A                    2          3,806             12              2              2          2,067              1              1
            -------------  -------------  -------------  -------------  -------------  -------------  -------------  -------------
Total                  15  $      23,381  $         525  $          40             16  $      16,808  $         399  $          67
            =============  =============  =============  =============  =============  =============  =============  =============

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

     The Company reclassified pretax net gains of $3 million and net losses of $1 million related to cash flow hedges to net income from accumulated other comprehensive income during 2004 and 2003, respectively. At December 31, 2004, there is no remaining accumulated other comprehensive income to amortize to net income during 2005.

     The following table presents information about the nature and accounting treatment of the Company's primary derivative instruments. Included in the table is a description of the individual derivative instruments, the risk management strategies to which they relate, and the financial statement reporting for the derivative instruments in the Company's consolidated financial statements. Amounts reported are in millions on a pre-tax basis.

                                                                               ASSET / (LIABILITY)         INCOME / (EXPENSE)
                           DESCRIPTION, RISK MANAGEMENT STRATEGY AND           ----------------------------------------------------
 INSTRUMENT                       FINANCIAL STATEMENT REPORTING                  2004       2003       2004       2003       2002
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE
CONTRACTS:
   INTEREST     DESCRIPTION
   RATE SWAP    Swap agreements are contracts that periodically exchange the
   AGREEMENTS   difference between two designated sets of cash flows, (fixed to variable rate, variable to fixed rate, or variable to
                variable rate) based upon designated market rates or rate
                indices and a notional amount.

                Master netting agreements are used to minimize credit risk.
                In addition, when applicable, parties are required to post collateral. As of December 31, 2004, the Company pledged to counterparties $1.0 million of securities as collateral for over-the-counter instruments.
                RISK MANAGEMENT STRATEGY
                Primarily used to change the interest rate characteristics of existing assets or liabilities to facilitate
                asset-liability management.
                STATEMENT OF FINANCIAL POSITION
                -   Fair values are reported as follows:
                    -  Other investments.                                      $    (49)  $    (90)
                    -  Other liabilities and accrued expenses.                      (75)      (130)
                -   When hedge accounting is applied, the carrying values of
                    the hedged items are adjusted for changes in the fair
                    value of the hedged risks. The fair value of hedged
                    risks are reported as follows:
                    -  Fixed income securities.                                     161        295
                    -  Mortgage loans.                                               33         56
                    -  Contractholder funds.                                        (55)      (103)
                STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                -   For hedge accounting, changes in fair value of the
                    instruments are matched together with changes in fair
                    value of the hedged risks and are reported as follows:
                    -  Net investment income.                                                        $    117   $    100   $   (390)
                    -  Contract benefits.                                                                 (56)       (38)        94
                -   Hedge ineffectiveness is reported as realized capital
                    gains and losses.                                                                      (3)         9        (15)
                -   When hedge accounting is not applied, changes in fair
                    value of the instruments and the periodic accrual and
                    settlements are reported in realized capital gains and
                    losses.                                                                                12          2         55

   FINANCIAL    DESCRIPTION
   FUTURES      Financial futures contracts are commitments to purchase or
   CONTRACTS    sell designated financial instruments at a future date for a specified price or yield. These contracts are traded on
                organized exchanges and cash settle on a daily basis. The
                exchange requires margin deposits as well as daily cash
                settlements of margin. As of December 31, 2004, the Company pledged margin deposits in the form of marketable securities totaling $11 million.
                RISK MANAGEMENT STRATEGIES
                Generally used to manage interest rate risk related to fixed income securities and certain annuity contracts. Financial futures are also used to reduce interest rate risk related to forecasted purchases and sales of marketable investment securities.
                STATEMENT OF FINANCIAL POSITION
                Fair values are reported as follows:
                    -  Other investments.                                      $      1   $      -
                    -  Other liabilities and accrued expenses.                       (2)        (1)
                STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                Under non-hedge accounting, changes in fair value of the
                instruments, some of which are recognized through daily cash settlements, are classified consistent with the risks being economically hedged and are reported as follows:
                    -  Realized capital gains and losses.                                            $    (32)  $     10   $     (2)
                    -  Contract benefits.                                                                   -          -         (1)

                                                                               ASSET / (LIABILITY)         INCOME / (EXPENSE)
                           DESCRIPTION, RISK MANAGEMENT STRATEGY AND           ----------------------------------------------------
 INSTRUMENT                       FINANCIAL STATEMENT REPORTING                  2004       2003       2004       2003       2002
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE   DESCRIPTION
CAP AND         In exchange for a premium, these derivative contracts
FLOOR           provide the holder with the right to receive at a future
AGREEMENTS      date, the amount, if any, by which a specified market
                interest rate exceeds the fixed cap rate or falls below the fixed floor rate, applied to a notional amount.
                RISK MANAGEMENT STRATEGIES
                Used to reduce exposure to rising or falling interest rates relative to certain existing assets and liabilities in
                conjunction with asset-liability management.
                STATEMENT OF FINANCIAL POSITION
                Fair values are reported as follows:
                    -  Other investments.                                      $     31   $     54
                    -  Other liabilities and accrued expenses.                       12         30
                STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                Under non-hedge accounting, changes in fair value of the
                instruments and the periodic accruals and settlements are
                reported in realized capital gains and losses.                                       $    (36)  $    (20)  $     (5)

EQUITY AND      DESCRIPTION
INDEX           These indexed derivative instruments provide returns at
CONTRACTS:      specified or optional dates based upon a specified index
OPTIONS,        applied to the instrument's notional amount. Index futures
FINANCIAL       are traded on organized exchanges and cash settle on a daily
FUTURES, AND    basis. The exchange requires margin deposits as well as
WARRANTS        daily cash settlements of margin. The Company pledged $15
                million of securities in the form of margin deposits as of
                December 31, 2004.
                RISK MANAGEMENT STRATEGIES
                Indexed instruments are primarily used to reduce the market risk associated with certain annuity contracts.
                STATEMENT OF FINANCIAL POSITION
                Fair values are reported as follows:
                    -  Equity securities                                       $      -   $      2
                    -  Other investments.                                            92          1
                    -  Other liabilities and accrued expenses.                      (34)        (3)
                STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                Under non-hedge accounting, changes in fair values of the
                instruments, some of which are recognized through daily cash settlements, are classified on one line consistent with the risk being economically hedged and reported as follows:
                    -  Contract benefits.                                                            $     47   $     80   $    (66)
                    -  Realized capital gains and losses.                                                   -          1          1

FOREIGN         DESCRIPTION
CURRENCY        These derivative contracts involve the periodic exchange of
CONTRACTS:      consideration based on relative changes in two designated
FOREIGN         currencies and, if applicable, differences between fixed
CURRENCY        rate and variable cash flows or two different variable cash
SWAP            flows, all based on a pre-determined notional amount.
AGREEMENTS      RISK MANAGEMENT STRATEGIES
                These agreements are entered into primarily to manage the
                foreign currency risk associated with issuing foreign
                currency denominated funding agreements. In addition to
                hedging foreign currency risk, they may also change the
                interest rate characteristics of the funding agreements for asset-liability management purposes.
                STATEMENT OF FINANCIAL POSITION
                -   Fair values are reported as follows:
                    -  Other investments.                                      $    547   $    436
                    -  Other liabilities and accrued expenses.                      (12)        18
                -   Since hedge accounting is applied for fair value hedges,
                    the carrying value of the hedged item, contractholder
                    funds, is adjusted for changes in the fair value of the
                    hedged risk. For cash flow hedges, the market value of
                    the derivative reduced other comprehensive income by $23
                    million and $0 million as of December 31, 2004 and 2003,
                    respectively.                                                  (556)      (447)
                STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                -   Under hedge accounting, changes in fair value of the
                    instruments are matched together with the changes in
                    fair values of the hedged risks and are reported in
                    contract benefits.                                                               $    110   $    171   $    263
                -   Hedge ineffectiveness is reported in realized capital
                    gains and losses.                                                                      (5)         7          -

                                                                               ASSET / (LIABILITY)         INCOME / (EXPENSE)
                           DESCRIPTION, RISK MANAGEMENT STRATEGY AND           ----------------------------------------------------
 INSTRUMENT                       FINANCIAL STATEMENT REPORTING                  2004       2003       2004       2003       2002
-----------------------------------------------------------------------------------------------------------------------------------
CONVERSION      DESCRIPTION
OPTIONS IN      These securities have embedded options, which provide the
FIXED INCOME    Company with the right to convert the instrument into a
SECURITIES      predetermined number of shares of common stock or provides a return based on a notional amount applied to an index
                such as the S&P 500. Securities owned and subject to
                bifurcation include convertible bonds and convertible
                redeemable preferred stocks.
                STATEMENT OF FINANCIAL POSITION
                Fair value is reported together with the host contracts in
                fixed income securities.                                       $    209   $    147
                STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                Changes in fair value are reported in realized capital
                gains and losses.                                                                    $      5   $     22   $    (55)

OTHER           STATEMENT OF FINANCIAL POSITION
DERIVATIVES     -   Fair values are reported as follows:
                    -  Fixed income securities.                                $      -   $     (1)
                    -  Other assets.                                                 14         28
                    -  Contractholder funds.                                        (45)       (21)
                STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                -   Changes in fair value are reported as follows:
                    -  Realized capital gains and losses.                                                  $1   $     (2)  $     (1)
                    -  Contract benefits.                                                                 (40)       (26)        86

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

                                                    2004                      2003
                                          ------------------------  ------------------------
                                          CONTRACTUAL     FAIR      CONTRACTUAL     FAIR
(IN MILLIONS)                               AMOUNT        VALUE       AMOUNT        VALUE
                                          -----------  -----------  -----------  -----------
Commitments to invest                     $       363  $         -  $       118  $         -
Private placement commitments                      39            -           43            -
Commitments to extend mortgage loans               85            1           67            1
Credit guarantees                                 146            -           87            -

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

     Credit guarantees represent conditional commitments included in certain fixed income securities owned by the Company, and exclude those credit guarantees reported as derivatives under SFAS No. 133. These commitments provide for obligations to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of credit events for the referenced entities. The Company enters into these transactions in order to achieve higher yields than direct investment in referenced entities. The fees for assuming the conditional commitments are reflected in the interest receipts reported in net investment income over the lives of the contracts. The fair value of the credit guarantees are estimates of the conditional commitments only and are calculated using quoted market prices or valuation models, which incorporate external market data.

     In the event of bankruptcy or other default of the referenced entities, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is the fair value of the subject fixed income securities, which totaled $146 million at December 31, 2004. The Company includes the impact of credit guarantees in its analysis of credit risk, and the referenced credits were current to their contractual terms at December 31, 2004.

8.   RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

     (IN MILLIONS)                                              2004       2003
                                                              --------   --------
     Immediate annuities:
       Structured settlement annuities                        $  6,392   $  5,989
       Other immediate annuities                                 2,407      2,376
     Traditional Life                                            1,961      1,822
     Other                                                         443        293
                                                              --------   --------
     Total reserve for life-contingent contract benefits      $ 11,203   $ 10,480
                                                              ========   ========

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

                                                                         INTEREST              ESTIMATION
            PRODUCT                          MORTALITY                     RATE                  METHOD
-------------------------------   -------------------------------   ------------------   -----------------------
Structured settlement annuities   U.S. population with projected    Interest rate        Present value of
                                  calendar year improvements; age   assumptions range    contractually specified
                                  setforwards for impaired lives    from 4.1% to 11.7%   future benefits
                                  grading to standard

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

Traditional life                  Actual company experience plus    Interest rate        Net level premium
                                  loading                           assumptions range    reserve method using
                                                                    from 4.0% to 11.3%   the Company's
                                                                                         withdrawal experience
                                                                                         rates

 Other:
   Variable annuity guaranteed    90% of 1994 group annuity         7%                   Projected benefit ratio
   minimum death benefits         reserving table                                        applied to cumulative
                                                                                         assessments

   Accident & health              Actual company experience plus                         Unearned premium;
                                  loading                                                additional contract
                                                                                         reserves for
                                                                                         traditional life

     To the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $1.09 billion and $932 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2004 and 2003, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

     At December 31, contractholder funds consists of the following:

     (IN MILLIONS)                                              2004       2003
                                                              --------   --------
     Interest-sensitive life                                  $  7,397   $  6,459
     Investment contracts:
       Fixed annuities                                          34,590     28,524
       Guaranteed investment contracts                             485      1,066
       Funding agreements backing medium-term notes             10,135      7,250
       Other investment contacts                                 1,332      1,615
                                                              --------  ---------
         Total contractholder funds                           $ 53,939   $ 44,914
                                                              ========  =========

     The following table highlights the key contract provisions that determine contractholder funds:

            PRODUCT                          INTEREST RATE                       WITHDRAWAL/SURRENDER CHARGES
--------------------------------   ---------------------------------   -------------------------------------------------
Interest-sensitive life            Interest rates credited range       Either a percentage of account balance or dollar
                                   from 2.0% to 7.25%                  amount grading off generally over 20 years

Fixed annuities                    Interest rates credited range       Either a declining or a level percentage charge
                                   from 1.3% to 11.5% for immediate    generally over nine years or less. Additionally,
                                   annuities and 0% to 16% for fixed   approximately 30.3% of fixed annuities are
                                   annuities (which include            subject to market value adjustment for
                                   equity-indexed annuities whose      discretionary withdrawals.
                                   returns are indexed to the S&P
                                   500)

Guaranteed investment contracts    Interest rates credited range       Generally not subject to discretionary withdrawal
                                   from 2.95% to 8.14%

Funding agreements backing         Interest rates credited range       Not applicable
medium-term notes                  from 2.1% to 7.4% (excluding
                                   currency-swapped medium-term
                                   notes)

Other investment contracts:
    Variable guaranteed minimum    Interest rates used in              Withdrawal and surrender charges are based on
     income benefit and            establishing reserves range from    the terms of the related interest-sensitive life
     secondary guarantees on       1.75% to 10.3%                      or fixed annuity contract.
     interest-sensitive life and
     fixed annuities
    Other investment contracts     Interest rates credited range       Not applicable
                                   from 2.2% to 2.5%

     Contractholder funds include funding agreements held by VIEs issuing medium-term notes. The VIEs are Allstate Life Funding, LLC, Allstate Financial Global Funding, LLC, Allstate Life Global Funding and Allstate Life Global Funding II, and their primary assets are funding agreements used exclusively to back medium-term note programs.

     Contractholder funds activity for the years ended December 31 is as follows:

(IN MILLIONS)                                               2004         2003
                                                         ----------   ----------
Balance, beginning of year                               $   44,914   $   38,858
  Impact of adoption of SOP 03-1(1)                             421            -
  Deposits                                                   13,076        9,841
  Interest credited to contractholder funds                   1,912        1,764
  Benefits and withdrawals                                   (3,432)      (2,692)
  Maturities of institutional products                       (2,518)      (2,163)
  Contract charges                                             (593)        (561)
  Transfers to Separate Accounts                               (412)        (416)
  Fair value adjustments for institutional products              45          131
  Other adjustments (2)                                         526          152
                                                         ----------   ----------
Balance, end of year                                     $   53,939   $   44,914
                                                         ==========   ==========

(1) The increase in contractholder funds due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds, the reclassification of DSI from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income benefit guarantees provided under variable annuity contracts and secondary guarantees on interest-sensitive life and certain fixed annuity contracts.

(2) In 2004, other adjustments include an increase to contractholder funds of $379 million and $93 million as a result of certain reinsurance assumed transactions with AHL and Columbia, respectively (see Note 5).

     The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

                                                                                    DECEMBER 31,
      ($IN MILLIONS)                                                                    2004
                                                                                    ------------
      IN THE EVENT OF DEATH
        Separate account value                                                      $     13,693
        Net amount at risk (1)                                                      $      1,900
        Average attained age of contractholders                                         66 years

      AT ANNUITIZATION
        Separate account value                                                      $      3,893
        Net amount at risk (2)                                                      $         72
        Weighted average waiting period until annuitization options available            7 years

      ACCUMULATION AT SPECIFIED DATES
        Separate account value                                                      $        582
        Net amount at risk (3)                                                      $          -
        Weighted average waiting period until guarantee date                            11 years

     (1) Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

     (2) Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.

     (3) Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.

     The following table summarizes the liabilities for guarantees:

                                                 LIABILITY FOR
                                                   GUARANTEES                              LIABILITY FOR
                                                RELATED TO DEATH       LIABILITY FOR         GUARANTEES
                                                  BENEFITS AND          GUARANTEES           RELATED TO
                                               INTEREST-SENSITIVE    RELATED TO INCOME      ACCUMULATION
     (IN MILLIONS)                               LIFE PRODUCTS           BENEFITS             BENEFITS              TOTAL
                                               ------------------   ------------------   ------------------   ------------------
     Balance at January 1, 2004                $              118   $               41   $                -   $              159
       Less reinsurance recoverables                          (12)                  (2)                   -                  (14)
                                               ------------------   ------------------   ------------------   ------------------
     Net balance at January 1, 2004                           106                   39                    -                  145
     Incurred guaranteed benefits                              41                    6                   (1)                  46
     Paid guarantee benefits                                  (62)                   -                    -                  (62)
                                               ------------------   ------------------   ------------------   ------------------
       Net change                                             (21)                   6                   (1)                 (16)
     Net balance at December 31, 2004                          85                   45                   (1)                 129
       Plus reinsurance recoverables                           10                    -                    -                   10
                                               ------------------   ------------------   ------------------   ------------------
     Balance, December 31, 2004 (1)            $               95   $               45   $               (1)  $              139
                                               ==================   ==================   ==================   ==================

(1) Included in the total liability balance are reserves for variable annuity death benefits of $79 million, variable annuity income benefits of $18 million, variable annuity accumulation benefits of $ (1) million and other guarantees of $43 million.

9.   REINSURANCE

     The Company reinsures certain of its risks to other insurers primarily under yearly renewable term and coinsurance agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments.

     For discussion of reinsurance agreements with related parties, see Note 5.

     The Company cedes 100% of the morbidity risk on its long-term care contracts. The Company ceded specified percentages of the mortality risk on certain life policies, depending upon the issue date and product, to a pool of thirteen unaffiliated reinsurers. Since November 1998, the Company ceded mortality risk on new life contracts that exceeded $2 million per life for individual coverage. For business sold prior to October 1998, the Company ceded mortality risk in excess of specific amounts up to $1 million per life for individual coverage. Also, on certain in-force variable annuity contracts the Company cedes 100% of the mortality and certain other risks related to product features.

     In addition, the Company has used reinsurance to effect the acquisition or disposition of certain blocks of business. As of December 31, 2004, the Company ceded $169 million to subsidiaries of Citigroup and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business (see Note 3).

     As of December 31, 2004, the gross life insurance in force was $413.72 billion of which $205.60 billion was ceded to the unaffiliated reinsurers.

     The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

(IN MILLIONS)                                               2004        2003        2002
                                                          --------    --------    --------
PREMIUMS AND CONTRACT CHARGES
Direct                                                    $  2,098    $  2,140    $  2,150
Assumed
  Affiliate                                                     14          19          43
  Non-affiliate                                                 12          90          76
Ceded--non-affiliate                                          (526)       (418)       (393)
                                                          --------    --------    --------
  Premiums and contract charges, net of reinsurance       $  1,598    $  1,831    $  1,876
                                                          ========    ========    ========

     The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

(IN MILLIONS)                                               2004        2003        2002
                                                          --------    --------    --------
CONTRACT BENEFITS
Direct                                                    $  1,762    $  1,880    $  1,881
Assumed
  Affiliate                                                     11           4          11
  Non-affiliate                                                  4          47          38
Ceded--non-affiliate                                          (418)       (336)       (387)
                                                          --------    --------    --------
  Contract benefits, net of reinsurance                   $  1,359    $  1,595    $  1,543
                                                          ========    ========    ========

     Reinsurance recoverables at December 31 are summarized in the following table.

                                      REINSURANCE RECOVERABLE ON
          (IN MILLIONS)                  PAID AND UNPAID CLAIMS
                                      ---------------------------
                                          2004           2003
                                      ------------   ------------
          Life insurance              $      1,004   $        823
          Long-term care                       238            161
          Other                                265            201
                                      ------------   ------------
          Total                       $      1,507   $      1,185
                                      ============   ============

     At December 31, 2004 and 2003, approximately 80% and 97%, respectively, of reinsurance recoverables are due from companies rated A- or better by S&P.

10.  DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Deferred policy acquisition costs for the years ended December 31 are as follows:


(IN MILLIONS)                                     2004        2003        2002
                                                --------    --------    --------
BALANCE, BEGINNING OF YEAR                      $  3,202    $  2,915    $  2,997
Impact of adoption of SOP-03-1(1)                   (144)          -           -
Disposition of operation(2)                         (238)          -           -
Reinsurance(3)                                        40           -           -
Acquisition costs deferred                           828         732         666
Amortization charged to income                      (534)       (479)       (418)
Effect of unrealized gains and losses                 22          34        (330)
                                                --------    --------    --------
BALANCE, END OF YEAR                            $  3,176    $  3,202    $  2,915
                                                ========    ========    ========

(1) The impact of adoption of SOP 03-1 includes a write-down in variable annuity DAC of $108 million, the reclassification of DSI from DAC to other assets resulting in a decrease to DAC of $44 million, and an increase to DAC of $8 million for an adjustment to the effect of unrealized capital gains and losses.

(2) In 2004, DAC was reduced by $238 million related to the disposition of substantially all of the Company's direct response distribution business (see
Note 3).

(3) In 2004, DAC was increased by $40 million as a result of certain reinsurance transactions with AHL and Columbia (see Note 5).

     Amortization charged to income includes $120 million, $46 million and $2 million in 2004, 2003 and 2002, respectively, due to realized capital gains and losses.

     In 2004, DSI and related amortization is classified within the Consolidated Statements of Financial Position and Operations and Comprehensive Income as other assets and interest credited to contractholder funds, respectively. Deferred sales inducement activity for the twelve months ended December 31, 2004 was as follows:

     (IN MILLIONS)
     Balance, January 1, 2004 (1)                              $     99
     Sales inducements deferred                                      55
     Amortization charged to income                                 (45)
     Effects of unrealized gains and losses                          25
                                                               --------
     Balance, December 31, 2004                                $    134
                                                               ========

     (1) The January 1, 2004 balance includes a $16 million write-down of DSI due to the adoption of SOP 03-1 (see Note 2).

11.  COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

     The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $1 million, $2 million and $2 million in 2004, 2003 and 2002, respectively.

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

GUARANTEES

     The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by their par value was $146 million at December 31, 2004. The obligations associated with these fixed income securities expire at various times during the next seven years.

     Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At December 31, 2004, the amount due under the commercial paper program is $301 million and the cash surrender value of the policies is $305 million. The repayment guarantee expires April 30, 2006.

     In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions, including acquisitions and divestitures. The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

     The aggregate liability balance related to all guarantees was not material as of December 31, 2004.

REGULATION

     The Company is subject to changing social, economic and regulatory conditions. Recent state and federal regulatory initiatives and proceedings have included efforts to impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

     Regulatory bodies have contacted the Company and some of its subsidiaries and have requested information relating to variable insurance products, including such areas as market timing and late trading and sales practices. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to variable insurance products sales and subaccount trading practices. The Company and its subsidiaries have responded and will continue to respond to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's consolidated financial position.

LEGAL PROCEEDINGS

BACKGROUND

     The Company and certain of its affiliates are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business. As background to the "Proceedings" sub-section below, please note the following:

     - These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that some of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that some of these matters involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

     - In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive or treble damages or are not specified. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In those cases where plaintiffs have made a specific demand for monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case. This represents the maximum they can seek without risking removal from state court to federal court. In our experience, monetary demands in plaintiffs' court pleadings bear little relation to the ultimate loss, if any, to the Company.

     - For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

     - In the opinion of the Company's management, while some of these matters may be material to the Company's operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the consolidated financial condition of the Company.

PROCEEDINGS

     Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided below.


     AIC is defending various lawsuits involving worker classification issues. A putative nationwide class action filed by former employee agents includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice in late March 2004 by the trial court but is the subject of further proceedings on appeal. AIC has been vigorously defending this and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

     AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization. AIC is also defending another action, in which a class was certified in June 2004, filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted claims under ERISA and for constructive discharge, and are seeking the benefits provided in connection with the reorganization. In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA. This matter was dismissed with prejudice in late March 2004 by the trial court but is the subject of further proceedings on appeal. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. AIC is cooperating with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

     The Company is defending a number of lawsuits brought by plaintiffs challenging trading restrictions the Company adopted in an effort to limit market-timing activity in its variable annuity sub-accounts. In one case, plaintiffs' motion for summary judgment on their breach of contract claims was granted and the matter will proceed to trial on damages. In these various lawsuits, plaintiffs seek a variety of remedies including monetary and equitable relief. The Company has been vigorously defending these matters, but their outcome is currently uncertain.

OTHER MATTERS

     The Corporation and some of its agents and subsidiaries, including the Company, have received interrogatories and demands to produce information from several regulatory and enforcement authorities. These authorities are seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, are seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging. Published press reports have indicated that numerous demands of this nature have been sent to insurance companies as part of industry-wide investigations. The Corporation has cooperated and intends to continue to cooperate with these and any similar requests for information.

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts. This litigation is based on a variety of issues and targets a range of the Company's practices. The outcome of these disputes is currently unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

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

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

(IN MILLIONS)                                2004       2003
                                           --------   --------
DEFERRED ASSETS
Life and annuity reserves                  $    914   $    666
Other assets                                     94        150
                                           --------   --------
  Total deferred assets                       1,008        816
DEFERRED LIABILITIES
Deferred policy acquisition costs              (958)    (1,003)
Unrealized net capital gains                   (546)      (567)
Other liabilities                              (142)       (25)
                                           --------   --------
  Total deferred liabilities                 (1,646)    (1,595)
                                           --------   --------
     Net deferred liability                $   (638)  $   (779)
                                           ========   ========

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

     The components of income tax expense for the years ended December 31 are as follows:

(IN MILLIONS)                      2004       2003       2002
                                 --------   --------   --------
Current                          $    236   $     86   $    142
Deferred                              (47)        76        (85)
                                 --------   --------   --------
Total income tax expense         $    189   $    162   $     57
                                 ========   ========   ========

     The Company paid income taxes of $149 million, $161 million and $116 million in 2004, 2003 and 2002, respectively. The Company had a current income tax payable of $63 million and a current income tax receivable of $24 million at December 31, 2004 and 2003, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                                       2004         2003         2002
                                                     --------     --------     --------
Statutory federal income tax rate                        35.0%        35.0%        35.0%
Adjustment to prior year tax liabilities                 (0.1)         2.4        (12.9)
Dividends received deduction                             (2.4)        (2.6)        (4.0)
Other                                                     2.1          1.1          0.9
                                                     --------     --------     --------
  Effective income tax rate                              34.6%        35.9%        19.0%
                                                     ========     ========     ========

     In 2003 and 2002, adjustments to prior year tax liabilities were an increase in expense of $11 million and a decrease in expense of $39 million, respectively, which primarily resulted from Internal Revenue Service developments and reconciliation of deferred taxes.

     Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. Pursuant to the American Jobs Creation Act of 2004 ("the 2004 Act"), the Company can reduce the policyholders surplus account in 2005 and 2006 without incurring any tax liability. The aggregate balance in this account at December 31, 2004 was $94 million, which prior to the 2004 Act would have resulted in federal income taxes payable of $33 million if such amounts had been distributed or deemed distributed from the policyholders surplus account. No provision for taxes has ever been made for this item since the Company had no intention of distributing such amounts. The Company expects to utilize this provision, thereby eliminating or substantially reducing this potential tax liability.

13.  CAPITAL STRUCTURE

DEBT OUTSTANDING

Total debt outstanding at December 31 consisted of the following:

(IN MILLIONS)                                                    2004       2003
                                                               --------   --------
Structured investment security VIE obligations due 2007        $     47   $     45
Mandatorily redeemable preferred stock-Series A                      57          -
                                                               --------   --------
   Total debt                                                  $    104   $     45
                                                               ========   ========

     Pursuant to the adoption of FIN 46 in 2003, the Company was determined to be the primary beneficiary of a consolidated structured investment security VIE. The Company's Consolidated Statements of Financial Position include $54 million and $53 million of investments and long term debt of $47 million and $45 million as of December 31, 2004 and 2003, respectively. The holders of the consolidated long-term debt have no recourse to the equity of the Company as the sole source of payment is the assets of the VIE.

     As of December 31, 2004, debt includes $57 million of mandatorily redeemable preferred stock - Series A ("preferred stock") that was reclassified to long-term debt during the second quarter of 2004 in accordance with the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The reclassification occurred as a result of changes to contractual arrangements between the Company and the holders of the preferred stock resulting in the preferred stock becoming mandatorily redeemable. As of December 31, 2003, the balance of the preferred stock subject to reclassification amounted to $77 million. As of December 31, 2004, $20 million of this preferred stock had been redeemed.

     For the redeemable preferred stock-Series A, the Company's Board of Directors declares and pays a cash dividend from time to time, but not more frequently than quarterly. The dividend is based on the three month LIBOR rate. Dividends of $2 million, $2 million and $3 million were paid during 2004, 2003, and 2002, respectively. As a result of the reclassification, dividends on the reclassified preferred stock, which were previously reported in retained earnings, are reported in operating costs and expenses since the second quarter of 2004. There were no accrued and unpaid dividends for the redeemable preferred stock - Series A at December 31, 2004.

14.  STATUTORY FINANCIAL INFORMATION

     ALIC and its subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual ("Codification"), subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director.

     Statutory accounting practices primarily differ from GAAP since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing investments and establishing deferred taxes on a different basis.

     Statutory net income and capital and surplus of ALIC and its insurance subsidiaries, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities are as follows:

                                                          NET INCOME             CAPITAL AND SURPLUS
                                                ------------------------------   -------------------
(IN MILLIONS)                                     2004       2003       2002       2004       2003
                                                --------   --------   --------   --------   --------
Amount per statutory accounting practices       $    293   $    609   $    116   $  3,656   $  3,560
                                                ========   ========   ========   ========   ========

DIVIDENDS

     The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements of ALIC, receipt of dividends from its subsidiaries and other relevant factors. The payment of shareholder dividends by ALIC to AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance ("IL DOI") for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

     In the twelve-month period beginning January 1, 2004, ALIC paid dividends of $226 million, which was less than the maximum amount allowed under Illinois insurance law, without the prior approval of the IL DOI based on 2003 formula amounts. Based on 2004 ALIC statutory capital and surplus, the maximum amount of dividends ALIC will be able to pay without prior IL DOI approval at a given point in time during 2005 is $366 million, less dividends paid during the preceding twelve months measured at that point in time.

15.  BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS

     Defined benefit pension plans, sponsored by AIC, cover most full-time employees, certain part-time employees and employee-agents. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. A cash balance formula was added to the Allstate Retirement Plan effective January 1, 2003. All eligible employees hired before August 1, 2002 were provided with a one-time opportunity to choose between the cash balance formula and the final average pay formula. The cash balance formula applies to all eligible employees hired after August 1, 2002. AIC's funding policy for the pension plans is to make annual contributions in accordance with regulations under the Internal Revenue Code and in accordance with generally accepted actuarial principles. The allocated cost to the Company included in net income for the pension plans in 2004, 2003 and 2002 was $17 million, $22 million and $11 million, respectively.

     AIC also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire. Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans in accordance with the plan's participation requirements. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC has the right to modify or terminate these plans. The allocated cost to the Company included in net income was $8 million, $6 million and $6 million for postretirement benefits other than pension plans in 2004, 2003 and 2002, respectively.

PROFIT SHARING PLANS

     Employees of AIC are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance. The Company's allocation of profit sharing expense from the Corporation was $14 million, $13 million, and $15 million in 2004, 2003 and 2002, respectively.

16.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income (loss) on a pre-tax and after-tax basis for the years ended December 31 are as follows:

                                                    2004                         2003                          2002
                                          --------------------------   ---------------------------   ---------------------------
(IN MILLIONS)                             PRETAX    TAX    AFTER-TAX   PRETAX    TAX     AFTER-TAX   PRETAX    TAX     AFTER-TAX
                                          ------   ------  ---------   ------   ------   ---------   ------   ------   ---------
Unrealized holding gains (losses)
  arising during the period               $ (113)  $   40  $     (73)  $  (46)  $   16   $     (30)  $  161   $  (56)  $     105
Less: reclassification adjustment            (51)      18        (33)     (48)      17         (31)    (479)     168        (311)
                                          ------   ------  ---------   ------   ------   ---------   ------   ------   ---------
UNREALIZED NET CAPITAL GAINS (LOSSES)        (62)      22        (40)       2       (1)          1      640     (224)        416
UNREALIZED FOREIGN CURRENCY
  TRANSLATION ADJUSTMENTS                      -        -          -        -        -           -       (1)       -          (1)
                                          ------   ------  ---------   ------   ------   ---------   ------   ------   ---------
Other comprehensive income (loss)         $  (62)  $   22  $     (40)  $    2   $   (1)  $       1   $  639   $ (224)  $     415
                                          ======   ======  =========   ======   ======   =========   ======   ======   =========

17. QUARTERLY RESULTS (UNAUDITED)

                                                 FIRST QUARTER       SECOND QUARTER      THIRD QUARTER       FOURTH QUARTER
                                               ------------------  ------------------  ------------------  ------------------
(IN MILLIONS)                                    2004      2003      2004      2003      2004      2003      2004      2003
                                               --------  --------  --------  --------  --------  --------  --------  --------
Revenues                                       $  1,141  $  1,244  $  1,114  $  1,143  $  1,161  $  1,203  $  1,431  $  1,239
Income before cumulative effect of
  change in accounting principle, after-tax          91        39        55        85        76       119       134        48
Net income (loss)                                   (84)       39        55        85        76       119       134        35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF ALLSTATE LIFE INSURANCE COMPANY

We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2004 and 2003, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004 and methods of accounting for embedded derivatives in modified coinsurance agreements and variable interest entities in 2003.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 24, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fiscal quarter ended December 31, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1), (2), (3) AND (4) DISCLOSURE OF FEES -

     The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal year ending December 31, 2004 and 2003.

                                                    2004           2003
                                                ------------   ------------
          Audit fees (a)                        $  3,417,884   $  3,851,645
          Audit related fees (b)                      26,950        247,680
          Tax fees (c)                                29,000         29,000
          All other fees (d)                               -        148,506
                                                ------------   ------------
          TOTAL FEES                            $  3,473,834   $  4,276,831
                                                ============   ============

(a) Fees for audits of annual financial statements including financial statements for the separate accounts, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents and review of documents filed with the Securities and Exchange Commission.

(b) Audit related fees relate to professional services such as accounting consultations relating to new accounting standards, due diligence assistance and audits and other attest services of non-consolidated entities (i.e. various trusts) and are set forth below.

                                                        2004         2003
                                                     ----------   ----------
     Audits and other attest services for non-
       consolidated entities                         $        -   $  179,000
     Other                                               26,950       68,680
                                                     ----------   ----------
                                                     $   26,950   $  247,680
                                                     ==========   ==========

(c)  Includes fees for tax compliance.

(d) All other fees include professional fees for consulting services related to non-financial information technology.

(5)(i) AND (ii) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life. Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99 (ii) - The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services. One hundred percent of the services provided by Deloitte & Touche LLP in 2004 and 2003 were pre-approved by The Allstate Corporation Audit Committee. Allstate Life's Board of Directors established an audit committee in 2004, and it also follows The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a)(1) The following Consolidated Financial Statements, Notes Thereto and Independent Auditors' Report of Allstate Life Insurance Company are included in Item 8.

            Consolidated Statements of Operations and Comprehensive Income Consolidated Statements of Financial Position
            Consolidated Statements of Shareholder's Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements
            Report of Independent Registered Public Accounting Firm

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

  EXHIBIT NO.                           DOCUMENT DESCRIPTION
  ------------   ---------------------------------------------------------------
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

  10.2           Addendum to Service and Expense Agreement between Allstate
                 Insurance Company and Allstate Assurance Company (f/k/a
                 Provident National Assurance Company) effective February 1,
                 2001. Incorporated herein by reference to Exhibit 10.23 to Allstate Life Insurance Company's Form 10 filed on April 24,
                 2002.

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

  10.5           Service Agreement between Lincoln Benefit Life Company and
                 Allstate Financial Services, LLC (f/k/a Laughlin Group
                 Advisors, Inc. and LSA Securities, Inc.) effective April 1,
                 1998. Incorporated herein by reference to Exhibit 10.3 to Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002 (SEC File No. 333-59765).

  10.6           Selling Agreement between Allstate Life Insurance Company,
                 ALFS, Inc. (f/k/a Allstate Life Financial Services, Inc.) and
                 Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.)
                 effective July 26, 1999. Incorporated herein by reference to
                 Exhibit 10.6 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

  10.7           Amendment effective August 1, 1999 to Selling Agreement between
                 Allstate Life Insurance Company, ALFS, Inc. and Allstate
                 Financial Services, LLC effective July 26, 1999. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance
                 Company's Quarterly Report on Form 10-Q for quarter ended
                 September 30, 2004.

  10.8 Amendment effective September 28, 2001 to Selling Agreement between Allstate Life Insurance Company, ALFS, Inc. and
                 Allstate Financial Services, LLC effective July 26, 1999.
                 Incorporated herein by reference to Exhibit 10.2 to Allstate
                 Life Insurance Company's Quarterly Report on Form 10-Q for quarter ended September 30, 2004.

  10.9 Amendment effective February 15, 2002 to Selling Agreement between Allstate Life Insurance Company, ALFS, Inc. and
                 Allstate Financial Services, LLC effective July 26, 1999.
                 Incorporated herein by reference to Exhibit 10.3 to Allstate
                 Life Insurance Company's Quarterly Report on Form 10-Q for quarter ended September 30, 2004.

  10.10          Amendment effective April 21, 2003 to Selling Agreement between
                 Allstate Life Insurance Company, ALFS, Inc. and Allstate
                 Financial Services, LLC effective July 26, 1999. Incorporated herein by reference to Exhibit 10.4 to Allstate Life Insurance
                 Company's Quarterly Report on Form 10-Q for quarter ended
                 September 30, 2004.

  10.11          Selling Agreement between Allstate Life Insurance Company of
                 New York, ALFS, Inc. and Allstate Financial Services, LLC effective May 17, 2001. Incorporated herein by reference to
                 Exhibit 10.7 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

  10.12          Selling Agreement between Lincoln Benefit Life Company, ALFS,
                 Inc. (f/k/a Allstate Life Financial Services, Inc.) and
                 Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.)
                 effective August 2, 1999. Incorporated herein by reference to
                 Exhibit 10.8 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

  10.13 Marketing Coordination and Administrative Services Agreement among Allstate Insurance Company, Allstate Life Insurance
                 Company and Allstate Financial Services, LLC effective January
                 1, 2003. Incorporated herein by reference to Exhibit 10.9 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

  10.14          Investment Management Agreement and Amendment to Certain
                 Service and Expense Agreements Among Allstate Investments, LLC and Allstate Insurance Company and The Allstate Corporation and
                 Certain Affiliates effective as of January 1, 2002.
                 Incorporated herein by reference to Exhibit 10.28 to Allstate
                 Life Insurance Company's Form 10 filed on April 24, 2002.

  10.15          Investment Advisory Agreement by and between Allstate Insurance
                 Company and Intramerica Life Insurance Company effective July
                 1, 1999. Incorporated herein by reference to Exhibit 10.29 to Allstate Life Insurance Company's Form 10 filed on April 24,
                 2002.

  10.16 Assignment and Assumption Agreement dated as of January 1, 2002 among Allstate Insurance Company, Allstate Investments, LLC and
                 Intramerica Life Insurance Company. Incorporated herein by reference to Exhibit 10.30 to Allstate Life Insurance Company's
                 Form 10 filed on April 24, 2002.

  10.17          Investment Advisory Agreement and Amendment to Service
                 Agreement as of January 1, 2002 between Allstate Insurance
                 Company, Allstate Investments, LLC and Allstate Life Insurance
                 Company of New York. Incorporated herein by reference to
                 Exhibit 10.31 to Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

  10.18          Cash Management Services Master Agreement between Allstate
                 Insurance Company and Allstate Bank (f/k/a Allstate Federal
                 Savings Bank) dated March 16, 1999. Incorporated herein by reference to Exhibit 10.32 to Allstate Life Insurance Company's
                 Form 10 filed on April 24, 2002.

  10.19          Amendment No. 1 effective January 5, 2001 to Cash Management
                 Services Master Agreement between Allstate Insurance Company and Allstate Bank dated March 16, 1999. Incorporated herein by reference to Exhibit 10.33 to Allstate Life Insurance Company's
                 Form 10 filed on April 24, 2002.

  10.20          Agent Access Agreement among Allstate Insurance Company,
                 Allstate Life Insurance Company and Allstate Bank effective
                 January 1, 2002. Incorporated herein by reference to Exhibit
                 10.17 to Allstate Life Insurance Company's Annual Report on
                 Form 10-K for 2003.

  10.21          Tax Sharing Agreement dated as of November 12, 1996 among The
                 Allstate Corporation and certain affiliates. Incorporated herein by reference to Exhibit 10.36 to Allstate Life Insurance
                 Company's Form 10 filed on April 24, 2002.

  10.22          Catastrophe Reinsurance Agreement between Allstate Life Insurance
                 Company and American Heritage Life Insurance Company effective
                 July 1, 2003. Incorporated herein by reference to Exhibit 10.29 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

  10.23          Retrocessional Reinsurance Agreement between Allstate Life
                 Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.

  23             Consent of Independent Registered Public Accounting Firm

  31.1           Rule 13a-14(a) Certification of Principal Executive Officer

  31.2           Rule 13a-14(a) Certification of Principal Financial Officer

  32             Section 1350 Certifications

  99(ii)         The Allstate Corporation Policy Regarding Pre-Approval of
                 Independent Auditors' Services effective November 10, 2003

(b) The exhibits are listed in Item 15. (a) (3) above.

(c) The financial statement schedules are listed in Item 15. (a) (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ALLSTATE LIFE INSURANCE COMPANY
                                             (Registrant)

March 15, 2005                               /s/ SAMUEL H. PILCH
                                             -----------------------------------
                                             By: Samuel H. Pilch
                                             (chief accounting officer and duly
                                             authorized officer of the
                                             registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                             TITLE                                 DATE
-----------------------------------------------------------------------------------------------------
/s/ CASEY J. SYLLA             Chairman of the Board, President and a Director        March 15, 2005
----------------------------   (Principal Executive Officer)
Casey J. Sylla

/s/ STEVEN E. SHEBIK           Senior Vice President, Chief Financial Officer and a   March 15, 2005
----------------------------   Director (Principal Financial Officer)
Steven E. Shebik

/s/ DAVID A. BIRD              Director                                               March 15, 2005
----------------------------
David A. Bird

/s/ DANNY L. HALE              Director                                               March 15, 2005
----------------------------
Danny L. Hale

/s/ EDWARD M. LIDDY            Director                                               March 15, 2005
----------------------------
Edward M. Liddy

                               Director                                               March 15, 2005
----------------------------
John C. Lounds

/s/ ROBERT W. PIKE             Director                                               March 15, 2005
----------------------------
Robert W. Pike

/s/ ERIC A. SIMONSON           Director                                               March 15, 2005
----------------------------
Eric A. Simonson

/s/ KEVIN R. SLAWIN            Director                                               March 15, 2005
----------------------------
Kevin R. Slawin

/s/ MICHAEL J. VELOTTA         Director                                               March 15, 2005
----------------------------
Michael J. Velotta

/s/ THOMAS J. WILSON, II       Director                                               March 15, 2005
----------------------------
Thomas J. Wilson, II

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
  SCHEDULE I--SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2004

                                                                                                    CARRYING
(IN MILLIONS)                                                               COST      FAIR VALUE      VALUE
                                                                            ----      ----------      -----
TYPE OF INVESTMENT
Fixed Income Securities, Available for Sale:
   Bonds:
      United States government, government agencies and authorities      $    2,535   $    3,333   $    3,333
      States, municipalities and political subdivisions                       3,231        3,323        3,323
      Foreign governments                                                     1,511        1,843        1,843
      Public utilities                                                        4,815        5,338        5,338
      Convertibles and bonds with warrants attached                             588          590          590
      All other corporate bonds                                              26,951       28,315       28,315
   Mortgage-backed securities                                                 5,905        5,974        5,974
   Commercial mortgage-backed securities                                      6,074        6,202        6,202
   Asset-backed securities                                                    4,331        4,346        4,346
   Redeemable preferred stocks                                                   23           27           27
                                                                         ----------   ----------   ----------
   Total fixed income securities                                         $   55,964   $   59,291   $   59,291
                                                                         ----------   ==========   ----------

Equity Securities:
   Common Stocks:
      Public utilities                                                   $        -   $        -   $        -
      Banks, trusts and insurance companies                                       5           10           10
      Industrial, miscellaneous and all other                                   178          180          180
   Nonredeemable preferred stocks                                                22           24           24
                                                                         ----------   ----------   ----------
      Total equity securities                                            $      205   $      214   $      214
                                                                         ----------   ==========   ----------
Mortgage loans on real estate                                            $    7,318                $    7,318
Derivative instruments                                                          669                       659
Real estate                                                                      23                        23
Real estate acquired in satisfaction of debt                                     14                        14
Policy loans                                                                    722                       722
Other long-term investments                                                       8                         8
Short-term investments                                                        1,440                     1,440
                                                                         ----------                ----------
      Total investments                                                  $   66,363                $   69,689
                                                                         ==========                ==========

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                                 AT DECEMBER 31                              FOR THE YEAR ENDED DECEMBER 31
                -------------------------------------------------   ------------------------------------------------
                                                                                            AMORTIZATION
                              FUTURE POLICY                                      CONTRACT        OF
                  DEFERRED      BENEFITS,                PREMIUMS                BENEFITS     DEFERRED
                  POLICY         LOSSES,                   AND          NET         AND        POLICY      OPERATING
                ACQUISITION      CLAIMS,      UNEARNED   CONTRACT   INVESTMENT   CREDITED   ACQUISITION    COSTS AND
(IN MILLIONS)      COSTS         EXPENSES     PREMIUMS    CHARGES     INCOME     INTEREST       COSTS      EXPENSES
-------------      -----         --------     --------    -------     ------     --------       -----      --------
         2004   $     3,176   $      65,142   $     31   $  1,598   $    3,260   $   3,282  $        534   $     462

         2003   $     3,202   $      55,394   $     32   $  1,831   $    3,082   $   3,359  $        479   $     493

         2002   $     2,915   $      48,591   $     24   $  1,876   $    2,978   $   3,234  $        418   $     475

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            SCHEDULE IV--REINSURANCE

(IN MILLIONS)

                                                                                             PERCENT
                                                       CEDED        ASSUMED                 OF AMOUNT
                                          GROSS       TO OTHER    FROM OTHER       NET       ASSUMED
                                          AMOUNT     COMPANIES    COMPANIES      AMOUNT      TO NET
                                        ----------   ----------   ----------   ----------   ----------

YEAR ENDED DECEMBER 31, 2004
Life insurance in force                 $  406,901   $  205,595   $    6,814   $  208,120          3.3%

Premiums and contract charges:
Life and annuities                      $    1,917   $      363   $       25   $    1,579          1.6%
Accident and health                            181          163            1           19          5.3%
                                        ----------   ----------   ----------   ----------
Total premiums and contract charges     $    2,098   $      526   $       26   $    1,598          1.6%
                                        ==========   ==========   ==========   ==========

YEAR ENDED DECEMBER 31, 2003
Life insurance in force                 $  382,509   $  176,907   $    4,945   $  210,547          2.3%

Premiums and contract charges:
Life and annuities                      $    1,928   $      318   $       47   $    1,657          2.8%
Accident and health                            212          100           62          174         35.6%
                                        ----------   ----------   ----------   ----------
Total premiums and contract charges     $    2,140   $      418   $      109   $    1,831          6.0%
                                        ==========   ==========   ==========   ==========

YEAR ENDED DECEMBER 31, 2002
Life insurance in force                 $  370,761   $  156,505   $    4,260   $  218,516          1.9%

Premiums and contract charges:
Life and annuities                      $    1,921   $      310   $       47   $    1,658          2.8%
Accident and health                            229           83           72          218         33.0%
                                        ----------   ----------   ----------   ----------
Total premiums and contract charges     $    2,150   $      393   $      119   $    1,876          6.3%
                                        ==========   ==========   ==========   ==========

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

(IN MILLIONS)

                                                                         BALANCE AT   CHARGED TO                BALANCE AT
                                                                          BEGINNING    COSTS AND                  END OF
                                                                          OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
                                                                         ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2004
Allowance for estimated losses on mortgage loans and real estate         $        1   $        1   $        2   $        -

YEAR ENDED DECEMBER 31, 2003
Allowance for estimated losses on mortgage loans and real estate         $        -   $        1   $        -   $        1

YEAR ENDED DECEMBER 31, 2002
Allowance for estimated losses on mortgage loans and real estate         $        5   $        -   $        5   $        -