Form 10-Q
period 2005-03-31
ALLSTATE LIFE INSURANCE CO
filed 2005-05-06
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of April 29, 2005, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2005	2004
	(Unaudited)
Revenues
Premiums (net of reinsurance ceded of $147 and $140)	$142	$151
Contract charges	259	234
Net investment income	888	783
Realized capital gains and losses	1	(27)

	1,290	1,141

Costs and expenses
Contract benefits	347	336
Interest credited to contractholder funds	576	449
Amortization of deferred policy acquisition costs	169	115
Operating costs and expenses	116	102

	1,208	1,002

Loss on disposition of operations	(5)	(3)

Income from operations before income tax expense and cumulative effect of change in accounting principle, after-tax	77	136

Income tax expense	9	45

Income before cumulative effect of change in accounting principle, after-tax	68	91

Cumulative effect of change in accounting principle, after-tax	—	(175)

Net income (loss)	$68	$(84)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in millions, except par value data)	March 31, 2005	December 31, 2004
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $58,263 and $55,964)	$60,768	$59,291
Mortgage loans	7,538	7,318
Equity securities	228	214
Short-term	1,630	1,440
Policy loans	719	722
Other	623	704

Total investments	71,506	69,689

Cash	162	241
Deferred policy acquisition costs	3,582	3,176
Reinsurance recoverables, net	1,586	1,507
Accrued investment income	641	593
Other assets	726	818
Separate Accounts	14,087	14,377

Total assets	$92,290	$90,401

Liabilities
Contractholder funds	$55,666	$53,939
Reserve for life-contingent contract benefits	11,558	11,203
Unearned premiums	31	31
Payable to affiliates, net	90	79
Other liabilities and accrued expenses	4,399	3,721
Deferred income taxes	358	638
Short-term debt	75	—
Long-term debt	98	104
Separate Accounts	14,087	14,377

Total liabilities	86,362	84,092

Commitments and Contingent Liabilities (Note 3)

Shareholder’s Equity
Redeemable preferred stock – series A, $100 par value, 1,500,000 shares authorized, 49,230 shares issued and outstanding	5	5
Redeemable preferred stock – series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,108	1,108
Retained income	4,188	4,178
Accumulated other comprehensive income:
Unrealized net capital gains and losses	622	1,013

Total accumulated other comprehensive income	622	1,013

Total shareholder’s equity	5,928	6,309

Total liabilities and shareholder’s equity	$92,290	$90,401

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions)	2005	2004
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$68	$(84)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(46)	(32)
Realized capital gains and losses	(1)	27
Loss on disposition of operations	5	3
Cumulative effect of change in accounting principle	—	175
Interest credited to contractholder funds	576	449
Changes in:
Contract benefit and other insurance reserves	(17)	(65)
Unearned premiums	—	—
Deferred policy acquisition costs	(26)	(52)
Reinsurance recoverables, net	(80)	(46)
Income taxes payable	(36)	42
Other operating assets and liabilities	(29)	(10)

Net cash provided by operating activities	414	407

Cash flows from investing activities
Proceeds from sales
Fixed income securities	2,366	1,571
Equity securities	16	26
Investment collections
Fixed income securities	1,036	946
Mortgage loans	153	161
Investment purchases
Fixed income securities	(5,068)	(4,112)
Equity securities	(32)	(89)
Mortgage loans	(402)	(362)

Change in short-term investments, net	(121)	182
Change in other investments, net	22	(21)

Net cash used in investing activities	(2,030)	(1,698)

Cash flows from financing activities
Change in short-term debt, net	75	—
Redemption of mandatorily redeemable preferred stock	(6)	—
Contractholder fund deposits	3,255	2,743
Contractholder fund withdrawals	(1,787)	(1,396)
Dividends paid	—	(25)

Net cash provided by financing activities	1,537	1,322

Net (decrease) increase in cash	(79)	31
Cash at beginning of the period	241	121

Cash at end of period	$162	$152

See notes to condensed consolidated financial statements.

ALL STATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
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

The condensed consolidated financial statements and notes as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2005 presentation, certain amounts in the prior year’s condensed consolidated financial statements and notes have been reclassified.

Equity securities include common stocks, non-redeemable preferred stocks and limited partnership interests.  Common stocks and non-redeemable preferred stocks had a carrying value of $41 million and $42 million, and cost of $34 million and $33 million at March 31, 2005 and December 31, 2004, respectively.  Investments in limited partnership interests had a carrying value of $187 million and $172 million at March 31, 2005 and December 31, 2004, respectively.

Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities, totaled $5 million and $1 million for the three months ended March 31, 2005 and 2004, respectively.

Pending accounting standard

Financial Accounting Standards Board Staff Position re. Emerging Issues Task Force Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF Issue 03-1-a”).

 In September 2004, the Financial Accounting Standards Board (“FASB”) issued proposed FSP EITF 03-1-a to address the application of paragraph 16 of Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue 03-1”) to debt securities that are impaired because of increases in interest rates, and/or sector spreads.  Thereafter, in connection with its decision to defer the effective date of paragraphs 10–20 of EITF 03-1 through the issuance of FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF Issue 03-1-1”), the FASB requested from its constituents comments on the issues set forth in FSP EITF 03-1-a and the issues that arose during the comment letter process for FSP EITF 03-1-b, “Effective Date of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.

Due to the uncertainty as to how the outstanding issues will be resolved, the Company is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued.  Adoption of paragraphs 10-20 of EITF 03-1 may have a material impact on the Company’s Condensed Consolidated Statements of Operations but is not expected to have a material impact on the Company’s Condensed Consolidated Statements of Financial Position as fluctuations in fair value are already recorded in accumulated other comprehensive income.

2.              Related Party Transactions

Reinsurance

In the first quarter of 2005, the Company received fixed income securities with a fair value and amortized cost of $381 million and $358 million, respectively, and $5 million of accrued investment income for the settlement of a $386 million premium receivable due from American Heritage Life Insurance Company (“AHL”), an unconsolidated affiliate of the Company.  The receivable related to two coinsurance agreements entered into in 2004 whereby the Company assumed certain interest-sensitive life and fixed annuity insurance contracts from AHL.  Since the transaction was between affiliates under common control, the securities were recorded at amortized cost as of the date of settlement.  The difference between the amortized cost and fair value of the securities was recorded as a non-cash dividend of $23 million ($15 million, after-tax).

Investments

In the first quarter of 2005, the Company purchased fixed income securities from AIC.  The Company paid $655 million in cash for the securities, which includes the fair value of the securities of $649 million and $6 million for accrued investment income.  Since the transaction was between affiliates under common control, the securities were recorded at the amortized cost of $623 million as of the date of sale.  The difference between the amortized cost and fair value of the securities was recorded as a dividend of $26 million ($16 million, after-tax).

Debt

The Company issued $75 million of short-term debt to the Corporation with a weighted average interest rate of 2.86% in the first quarter of 2005 pursuant to an intercompany loan agreement.

3.              Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
(in millions)	2005	2004

Premiums and contract charges
Direct	$538	$516
Assumed
Affiliate	4	5
Non-affiliate	6	4
Ceded-non-affiliate	(147)	(140)

Premiums and contract charges, net of reinsurance	$401	$385

The effects of reinsurance on contract benefits are as follows:

	Three months ended March 31,
(in millions)	2005	2004

Contract benefits
Direct	$487	$415
Assumed
Affiliate	3	2
Non-affiliate	4	—
Ceded
Non-affiliate	(147)	(81)

Contract benefits, net of reinsurance	$347	$336

Effective January 1, 2004, the Company adopted Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for certain Nontraditional Long Duration Contracts and for Separate Accounts” and, in connection therewith, recorded a cumulative effect of change in accounting principle due to an increase in benefit reserves of $94 million, after-tax ($145 million, pre-tax).  The increase in benefit reserves was comprised of direct, assumed non-affiliate and ceded non-affiliate benefit reserves of $155 million, $4 million and $14 million, respectively.

4.              Guarantees and Contingent Liabilities

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by their par value was $143 million at March 31, 2005.  The obligations associated with these fixed income securities expire at various times during the next seven years.

Lincoln Benefit Life Company (“LBL”), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program.  LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts.  At March 31, 2005, the amount due under the commercial paper program is $301 million and the cash surrender value of the policies is $307 million.  The repayment guarantee expires April 30, 2006.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2005.

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

Legal and Regulatory Proceedings and Inquiries

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

•                  In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought include punitive damages or are not specified.  Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings.  In those cases where plaintiffs have made a specific demand for monetary damages, they often specify damages just below a jurisdictional limit regardless of the facts of the case.  This represents the maximum they can seek without risking removal from state court to federal court.  In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, to the Company.

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

AIC is defending various lawsuits involving worker classification issues. A putative nationwide class action filed by former employee agents includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and has been reversed and remanded to the trial court in April 2005.  AIC has been vigorously defending this and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization.  AIC is also defending another action, in which a class was certified in June 2004, filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted claims under ERISA, and are seeking benefits provided in connection with the reorganization.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and has been reversed and remanded to the trial court in April 2005.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC has been defending certain matters relating to its life agency program reorganization announced in 2000. These matters have been the subject of an investigation by the EEOC with respect to allegations of age discrimination and retaliation and conciliation discussions between Allstate and the EEOC.  The outcome of these disputes is currently uncertain.

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

Other Matters

The Corporation and some of its subsidiaries, including the Company, have received interrogatories and demands for information from regulatory and enforcement authorities relating to various insurance products and practices.  The areas of inquiry include variable annuity market timing, late trading and the issuance of funding agreements backing medium-term notes.  The Corporation and some of its subsidiaries, including the Company, have also received interrogatories and demands for information from authorities seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging.  The Company believes that these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various authorities into the practices, policies and procedures relating to insurance and financial services products.  The Corporation and its subsidiaries have responded and will continue to respond to these inquiries.

Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of proceedings, some of which involve claims for substantial or indeterminate amounts.  These actions are based on a variety of issues and target a range of the Company’s practices. The outcome of these disputes is currently unpredictable.  However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of the actions described in this “Other Matters” subsection in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial condition of the Company.

5.  Other Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended March 31,
	2005			2004
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized holding gains (losses) arising during the period	$(697)	$244	$(453)	$224	$(78)	$146
Less: reclassification adjustments	(95)	33	(62)	(27)	10	(17)
Other comprehensive income (loss)	$(602)	$211	(391)	$251	$(88)	163

Net income (loss)			68			(84)
Comprehensive income (loss)			$(323)			$79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company:

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”, an affiliate of The Allstate Corporation) as of March 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended, not presented herein.  In our report dated February 24, 2005, which report includes an explanatory paragraph relating to a change in the Company’s method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004 and changes in the methods of accounting for embedded derivatives in modified coinsurance agreements and variable interest entities in 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 6, 2005

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we”, “our”, “us”, or the “Company”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2004.  We operate as a single segment entity, based on the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

HIGHLIGHTS

•                  Revenues increased 13.1% in the first quarter of 2005 compared to the same period of 2004 due to increases in net investment income, higher contract charges and improved realized capital gains and losses.

•                  The annual evaluation of assumptions in our valuation models for all investment products resulted in a net reduction to income before taxes of $16 million in the first quarter of 2005, compared to the 2004 evaluation, which resulted in a net reduction of income before taxes of $0.5 million.

•                  Income before cumulative effect of change in accounting principle, after-tax, decreased 25.3% in the first quarter of 2005 compared to the same period of 2004 as higher gross margin was more than offset by increased deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) amortization related to realized capital gains and losses and higher operating costs and expenses.

•                  Total investments increased 2.6% to $71.51 billion at March 31, 2005 compared to December 31, 2004, due primarily to contractholder deposits.

•                  Contractholder fund deposits totaled $3.25 billion for the first quarter of 2005 compared to $2.74 billion for the first quarter of 2004.  The increase of $507 million was primarily attributable to deposits from fixed annuities.

OPERATIONS

Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive life, variable and fixed annuities and other investment products for which deposits are classified as contractholder funds or separate accounts liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.  As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues.

The following table summarizes premiums and contract charges by product.

	Three Months Ended March 31,
(in millions)	2005	2004

Premiums
Traditional life	$64	$69
Immediate annuities with life contingencies	73	77
Other	5	5
Total premiums	142	151

Contract charges
Interest-sensitive life	177	160
Fixed annuities	17	14
Variable annuities	65	60
Total contract charges	259	234
Total premiums and contract charges	$401	$385

The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended March 31,
(in millions)	2005	2004

Premiums
Allstate agencies	$66	$53
Independent agents	21	20
Specialized brokers	54	63
Other	1	15
Total premiums	142	151

Contract charges
Allstate agencies	131	113
Independent agents	56	59
Broker dealers	52	49
Banks	11	5
Specialized brokers	8	7
Other	1	1
Total contract charges	259	234
Total premiums and contract charges	$401	$385

Total premiums decreased 6.0% to $142 million in the first quarter of 2005 compared to the same period of 2004 due to lower premiums on traditional life and immediate annuities with life contingencies.

Contract charges increased 10.7% to $259 million in the first quarter of 2005 compared to the same period of 2004.  The increase was due to higher contract charges on interest-sensitive life and, to a lesser extent, variable and fixed annuities.  The increase in the interest-sensitive life contract charges was attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits.  Higher variable annuity contract charges were the result of increased average account values during the first quarter of 2005 compared to the first quarter of 2004, reflecting positive investment results during 2004 in addition to higher fees for contract guarantees.  Fixed annuity contract charges for the first quarter of 2005 reflect higher surrender charges compared with the first quarter of 2004.

Contractholder funds represent interest-bearing liabilities arising from the sale of individual and institutional products, such as interest-sensitive life, fixed annuities and funding agreements. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

The following table shows the changes in contractholder funds.

	Three Months Ended March 31,
(in millions)	2005	2004

Contractholder funds, beginning balance	$53,939	$44,914

Impact of adoption of SOP 03-1(1)	—	421

Deposits
Fixed annuities (immediate and deferred)	1,746	1,216
Institutional products (primarily funding agreements)	1,098	1,101
Interest-sensitive life	312	306
Variable annuity and life deposits allocated to fixed accounts	94	120
Total deposits	3,250	2,743

Interest credited	553	444

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(704)	(511)
Benefits	(217)	(167)
Surrenders and partial withdrawals	(787)	(588)
Contract charges	(159)	(142)
Net transfers to separate accounts	(78)	(131)
Fair value hedge adjustments for institutional products	(120)	23
Other adjustments	(11)	(9)
Total maturities, benefits, withdrawals and other adjustments	(2,076)	(1,525)

Contractholder funds, ending balance	$55,666	$46,997

(1)          The increase in contractholder funds due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds, the reclassification of deferred sales inducements (“DSI”) from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income and other guarantees provided under fixed annuity, variable annuity and interest-sensitive life contracts.

Contractholder deposits increased 18.5% in the first quarter of 2005 compared to the same period of 2004 due primarily to greater deposits of fixed annuities.  Average contractholder funds, excluding the impact of adopting SOP 03-1, increased 18.7% in the first quarter of 2005 compared to the same period of 2004.  Fixed annuity deposits increased 43.6% in the first quarter of 2005 compared to the same period in the prior year due to strong consumer demand, competitive pricing and effective distribution efforts in our bank channel.

Benefits, surrenders and partial withdrawals increased 33.0% in the first quarter of 2005 compared to the same period of 2004 reflecting an annualized withdrawal rate of 9.6% for the first quarter of 2005 based on the beginning of period contractholder funds balance excluding institutional product reserves.  This compares to an annualized withdrawal rate of 8.9% for the first quarter of 2004.  The increase was primarily attributable to higher surrenders of market value adjusted annuities during the 30-45 day window in which there were no surrender charges or market value adjustments.  Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts.

Separate accounts liabilities represent contractholders’ claims to the related separate accounts assets.  Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies.

The following table shows the changes in separate accounts liabilities.

	Three Months Ended March 31,
(in millions)	2005	2004

Separate accounts liabilities, beginning balance	$14,377	$13,425

Impact of adoption of SOP 03-1(1)	—	(204)

Variable annuity and life deposits	437	487
Variable annuity and life deposits allocated to fixed accounts	(94)	(120)
Net deposits	343	367
Investment results	(218)	316
Contract charges	(67)	(62)
Net transfers from fixed accounts	78	131
Surrenders and benefits	(426)	(423)

Separate accounts liabilities, ending balance	$14,087	$13,550

(1)          The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

Separate accounts liabilities declined $290 million as of March 31, 2005 compared to December 31, 2004.  The decrease was primarily attributable to unfavorable investment results since December 31, 2004.  Net deposits and transfers from fixed accounts were more than offset by contract charges and surrenders and benefits.  Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option.  The level of this activity is reflected above in the deposits allocated to fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts.  The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

Net investment income increased 13.4% in the first quarter of 2005 compared to the same period of 2004, primarily due to the effect of higher portfolio balances, partially offset by lower portfolio yields.  Higher portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, institutional funding agreements and interest-sensitive life policies.  Investment balances as of March 31, 2005, increased 2.6% from December 31, 2004.  The lower portfolio yields were primarily due to purchases, including reinvestments, of fixed income securities with yields lower than the current portfolio average.

Net income analysis is presented in the following table.

	Three Months Ended March 31,
(in millions)	2005	2004
Premiums	$142	$151
Contract charges	259	234
Net investment income	888	783
Periodic settlements and accruals on non-hedge derivative instruments(1)	19	6
Contract benefits	(347)	(336)
Interest credited to contractholder funds(2)	(537)	(436)
Gross margin	424	402

Amortization of DAC and DSI	(114)	(113)
Operating costs and expenses	(116)	(102)
Income tax expense	(51)	(63)
Realized capital gains and losses, after-tax	1	(17)
DAC and DSI amortization related to realized capital gains and losses, after-tax	(61)	(10)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(12)	(4)
Loss on disposition of operations, after-tax	(3)	(2)
Cumulative effect of change in accounting principle, after-tax	—	(175)
Net income (loss)	$68	$(84)

(1)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)          Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $39 million and $13 million in first quarter of 2005 and 2004, respectively.

Gross margin, a non-GAAP measure, represents premiums and contract charges, net investment income and periodic settlements and accruals on non-hedge derivative instruments, less contract benefits and interest credited to contractholder funds excluding amortization of DSI.  We reclassify periodic settlements and accruals on non-hedge derivative instruments into gross margin to report them in a manner consistent with the economically hedged investments, replicated assets or product attributes (e.g. net investment income or interest credited to contractholder funds) and by doing so, appropriately reflect trends in product performance.  We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio.  Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin.  Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees.  We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance.  Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business.  Net income is the GAAP measure that is most directly comparable to these margins.  Gross margin is reconciled to GAAP net income in the table above.

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended March 31,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2005	2004 (3)	2005	2004 (3)	2005	2004 (3)	2005	2004
Premiums	$—	$—	$142	$151	$—	$—	$142	$151
Contract charges	—	—	150	129	109	105	259	234
Net investment
income	888	783	—	—	—	—	888	783
Periodic settlements and accruals on non-hedge derivative instruments (1)	19	6	—	—	—	—	19	6
Contract benefits	(134)	(131)	(213)	(205)	—	—	(347)	(336)
Interest credited to contractholder funds(2)	(537)	(436)	—	—	—	—	(537)	(436)

	$236	$222	$79	$75	$109	$105	$424	$402

(1) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2) Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $39 million in the first quarter of 2005 and $13 million in the first quarter of 2004.

(3) The prior period has been restated to conform to the current period presentation.  In connection therewith, contract charges related to guaranteed minimum death, income, accumulation and withdrawal benefits on variable annuities have been reclassified to benefit margin from maintenance charges.  Additionally, amounts previously presented as maintenance charges and surrender charges are now presented in the aggregate as contract charges and fees.  These reclassifications did not result in a change in gross margin.

Gross margin increased 5.5% in the first quarter of 2005 compared to the same period of 2004 as growth from new business resulted in increased investment margin, benefit margin and contract charges and fees.

Investment margin is a component of gross margin, both of which are non-GAAP measures.  Investment margin represents the excess of net investment income and periodic settlements and accruals on non-hedge derivative instruments over interest credited to contractholder funds excluding amortization of DSI and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits.  We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers (“spread”) during a fiscal period.

Investment margin by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2005	2004
Annuities	$159	$148
Life insurance	47	44
Institutional products	30	30
Total investment margin	$236	$222

Investment margin increased 6.3% in the first quarter of 2005 compared to the same period of 2004 due to higher average contractholder funds, partially offset by lower portfolio yields resulting in lower weighted average investment spreads on interest-sensitive life and deferred fixed annuity contracts.  Although the weighted average investment spreads for the first quarter of 2005 are lower than the first quarter of 2004, the spreads on interest-sensitive life and deferred fixed annuity contracts have stabilized and are consistent with the fourth quarter of 2004. As of March 31, 2005, 77% of our interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity indexed annuities, have a guaranteed crediting rate of 3% or higher.  Of these contracts, 76% have crediting rates that are at the minimum as of March 31, 2005.  For all interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity indexed annuities, the approximate difference between the weighted average crediting rate and the average guaranteed crediting rate is 51 basis points as of March 31, 2005 compared to 52 basis points as of December 31, 2004.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	6.3%	6.5%	4.7%	4.6%	1.6%	1.9%
Fixed annuities – deferred annuities	5.6	5.9	4.0	4.1	1.6	1.8
Fixed annuities – immediate annuities with and without life contingencies	7.4	7.5	6.8	6.9	0.6	0.6
Institutional	4.0	3.0	3.0	2.0	1.0	1.0
Investments supporting capital, traditional life and other products	6.9	7.2	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	Three Months Ended March 31,
(in millions)	2005	2004
Fixed annuities – immediate annuities with life contingencies	$7,774	$7,496
Other life contingent contracts and other	3,784	3,423
Reserve for life-contingent contract benefits	$11,558	$10,919

Interest-sensitive life	$7,691	$6,613
Fixed annuities – deferred annuities	32,368	26,566
Fixed annuities – immediate annuities without life contingencies	3,289	2,952
Institutional	11,759	10,215
Market value adjustments related to derivative instruments and other	559	651
Contractholder funds	$55,666	$46,997

Benefit margin is a component of gross margin, both of which are non-GAAP measures.  Benefit margin represents life and life-contingent immediate annuity premiums, cost of insurance contract charges and variable annuity contract charges for contract guarantees less contract benefits.  Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin.  We use the benefit margin to evaluate our underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

Benefit margin by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2005	2004 (1)
Life insurance	$93	$90
Annuities	(14)	(15)
Total benefit margin	$79	$75

(1)          The prior period has been restated to conform to the current period presentation.

Benefit margin increased 5.3% in the first quarter of 2005 compared to the same period of 2004.  The increase was primarily the result of growth of in force business and improved mortality experience, partially offset by an increase in the reserve for guarantees related to variable contracts of $9 million.  This increase resulted from our annual comprehensive evaluation of the assumptions used in our valuation models which resulted in a refined measurement of exposure, partially offset by better than anticipated equity market performance.  There was no comparable 2004 adjustment to reserves for variable contract guarantees, because the reserves were established in the first quarter of 2004 as part of the cumulative effect of the change in accounting for such guarantees.

Upon the adoption of Statement of Position No. 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”, on January 1, 2004, reserves were established for death and income benefits provided under variable annuities and secondary guarantees on certain interest-sensitive life contracts and fixed annuities.  In prior periods, death benefits were expensed as paid and no expense was recognizable for the other guarantees.  Annuity benefit margin will continue to be adversely impacted by certain closed blocks of life-contingent immediate annuities whose benefit payments are anticipated to extend beyond their original pricing expectations.  The annuity benefit margin in future periods will fluctuate based on the timing of annuitant deaths on these life-contingent immediate annuities and the annual evaluation of assumptions used in our valuation models for variable and fixed annuity guarantees.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, for the first quarter of 2005 was consistent with the first quarter of 2004.  DAC and DSI amortization related to realized capital gains and losses, after-tax, increased $51 million due to increased realized capital gains primarily related to investments supporting market value adjusted annuities.

In the first quarter of 2005, we performed our annual comprehensive evaluation of the assumptions used in our valuation models for all investment products, including variable and fixed annuities and interest-sensitive and variable life products, which resulted in net DAC and DSI amortization acceleration of $7 million (commonly referred to as “DAC and DSI unlocking”).  The DAC and DSI unlocking includes amortization acceleration on fixed annuities of $62 million and $3 million on interest-sensitive and variable life products, partially offset by amortization deceleration on variable annuities of $58 million.  The amortization acceleration on fixed annuities was primarily due to higher than expected lapses on market value adjusted annuities during the window period in which there were no surrender charges or market value adjustments and faster than anticipated portfolio yield declines.  The amortization deceleration on variable annuities was mostly attributable to better than anticipated equity market performance and persistency.

In the first quarter of 2004, the comparable DAC and DSI unlocking was a net acceleration of amortization of $0.5 million, which included deceleration of amortization related to interest-sensitive life and acceleration of amortization related to fixed annuities.

Operating costs and expenses increased 13.7% in the first quarter of 2005 compared to the same period of 2004.  The following table summarizes operating costs and expenses.

	Three Months Ended March 31,
(in millions)	2005	2004

Non-deferrable acquisition costs	$39	$31
Other operating costs and expenses	77	71
Total operating costs and expenses	$116	$102

The increase in total operating costs and expenses in the first quarter of 2005 compared to the same period of 2004 was primarily attributable to administrative expense reimbursements recorded in the first quarter of 2004 related to our direct response distribution business that was sold in 2004 and higher licensing, distribution and guaranty fund expenses.

Net income was favorably impacted in the first quarter of 2005 by adjustments for prior years’ tax liabilities totaling $17 million.

INVESTMENTS

An important component of our financial results is the return on our investment portfolios.  The composition of the investment portfolio at March 31, 2005 is presented in the table below.

	Investments	Percent to total
(in millions)

Fixed income securities (1)	$60,768	85.0%
Mortgage loans	7,538	10.5
Equity securities	228	0.3
Short-term	1,630	2.3
Policy loans	719	1.0
Other	623	0.9
Total	$71,506	100.0%

(1)          Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $58.3 billion.

Total investments increased to $71.51 billion at March 31, 2005 from $69.69 billion at December 31, 2004, primarily due to positive cash flows from operating and financing activities and increased funds associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities.

Total investments at amortized cost related to collateral, due to securities lending and other security repurchase and resale transactions, increased to $3.30 billion at March 31, 2005, from $2.93 billion at December 31, 2004.

At March 31, 2005, 93.7% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income and equity securities at March 31, 2005 were $2.51 billion, a decrease of $824 million or 24.7% since December 31, 2004.  The net unrealized gain for the fixed income portfolio totaled $2.51 billion, comprised of $2.89 billion of unrealized gains and $388 million of unrealized losses at March 31, 2005.  This is compared to a net unrealized gain for the fixed income portfolio totaling $3.33 billion at December 31, 2004, comprised of $3.49 billion of unrealized gains and $163 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at March 31, 2005, $335 million or 86.3% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment.  Of the remaining $53 million of losses in the fixed income portfolio, $38 million or 71.7% were in the corporate fixed income portfolio, $14 million or 26.4% were in the asset-backed securities portfolio, and

$1 million or 1.9% were in the foreign government portfolio.  The $38 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the consumer goods, communications, utilities and transportation sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.  Approximately $7 million of the total gross unrealized losses in the corporate fixed income portfolio and $11 million of the total gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were depressed due to company specific issues and economic issues related to fuel costs.  We expect eventual recovery of these securities.  Every security was included in our portfolio monitoring process.

The unrealized gain for the common and non-redeemable preferred stock portfolio totaled $7 million at March 31, 2005 and was comprised entirely of unrealized gains.  This is compared to an unrealized gain for the common and non-redeemable preferred stock portfolio totaling $9 million at December 31, 2004, which was also comprised entirely of unrealized gains.

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

We also monitor the quality of our fixed income portfolio by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security.  Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities.

	March 31, 2005			December 31, 2004
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$98	$105	0.2%	$71	$71	0.1%
Restructured	35	32	0.1	43	46	0.1
Potential problem	156	173	0.3	168	179	0.3
Total net carrying value	$289	$310	0.6%	$282	$296	0.5%
Cumulative write-downs recognized (1)	$229			$231

(1)          Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced an increase in the amortized cost of fixed income securities categorized as problem as of March 31, 2005 compared to December 31, 2004.  The increase was primarily related to the addition of a security to the problem category as a result of company specific liquidity issues as well as an additional investment in a security previously categorized as problem.  The decrease in the amortized cost of fixed income securities categorized as restructured and potential problem as of March 31, 2005 compared to December 31, 2004 was primarily related to a sale in the potential problem category due to specific developments causing a change in our outlook and intent to hold the security.

We also evaluated each of these securities through our portfolio monitoring process at March 31, 2005 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in millions)	2005	2004

Write-downs	$(7)	$(34)
Anticipated disposition write-downs	(30)	—
Dispositions	70	35
Valuation of derivative instruments	(58)	(20)
Settlement of derivative instruments	26	(8)
Realized capital gains and losses, pretax	1	(27)
Income tax benefit	—	10
Realized capital gains and losses, after-tax	$1	$(17)

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

A changing interest rate environment will also drive changes in our portfolio duration targets at a tactical level.  A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view.  Tactical duration adjustments within management’s approved ranges are accomplished through both cash market transactions and derivative activities that generate realized capital gains and losses and through new purchases.  As a component of our approach to managing portfolio duration, realized gains and losses on derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to the overall financial condition of the corporation.

Because of rising interest rates, continued asset-liability management strategies and on-going comprehensive reviews of our portfolios, changes were made in the first quarter of 2005 to our strategic asset allocations.  In addition, we also pursued yield enhancement strategies.  These changes primarily resulted in anticipated disposition write-downs of certain securities with unrealized loss positions due to a change in intent to hold these securities until recovery.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and debt, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

(in millions)	March 31, 2005	December 31, 2004
Redeemable preferred stock	$5	$5
Common stock, retained earnings and other Shareholder’s equity items	5,301	5,291
Accumulated other comprehensive income	622	1,013
Total shareholder’s equity	5,928	6,309
Debt	173	104
Total capital resources	$6,101	$6,413

Shareholder’s equity declined in the first quarter of 2005 when compared to December 31, 2004, as a result of lower unrealized capital gains and dividends, partially offset by net income.  The Company accrued a dividend of $25 million due to Allstate Insurance Company (“AIC”, the Company’s parent) in the first quarter of 2005.  In addition, a dividend of $16 million was recorded in connection with the purchase of fixed income securities from AIC and a non-cash dividend of $15 million was recorded as a result of the settlement of certain reinsurance transactions with an unconsolidated affiliate (see Note 2 to the condensed consolidated financial statements).

Debt increased as March 31, 2005 compared to December 31, 2004 due to short-term debt of $75 million that was issued during the first quarter of 2005 to The Allstate Corporation (the “Corporation”) pursuant to an intercompany loan agreement, partially offset by the redemption of $6 million of mandatorily redeemable preferred stock.  The proceeds from the issuance of the short-term debt were used for investment purposes. There were no short-term borrowings as of December 31, 2004.

The amount of funds available under the intercompany loan agreement is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion.

Financial Ratings and Strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks such as catastrophes and the current level of operating leverage.  There have been no changes to our insurance financial strength ratings since December 31, 2004.

Liquidity Sources and Uses As reflected in our Condensed Consolidated Statements of Cash Flows, higher operating cash flows in the first quarter of 2005 when compared to the first quarter of 2004 primarily relate to increased interest received, partially offset by higher policy benefits, acquisition costs and income taxes paid.  Cash flows used in investing activities increased in the first quarter of 2005 due to the investment of higher financing and operating cash flows.

Higher cash flow from financing activities during the first quarter of 2005 when compared to the first quarter of 2004 reflect higher deposits on fixed annuities and proceeds from the issuance of short-term debt, partially offset by increased fixed annuity withdrawals and institutional product maturities.  The higher fixed annuity withdrawals included surrenders of market value adjusted annuities during the 30-45 day window in which there were no surrender charges or market value adjustments.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

We have access to additional borrowing to support liquidity through the Corporation as follows:

•                  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2005, the remaining borrowing capacity was $925 million; however, the outstanding balance fluctuates daily.

•                  One primary credit facility and one additional credit facility totaling $1.05 billion to cover short-term liquidity requirements.  The primary facility is a $1 billion five-year revolving line of credit expiring in 2009.  It contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  The other facility is a $50 million one-year revolving line of credit renewed in July 2004 for an additional year.  Although the right to borrow under the five-year facility is not subject to a minimum rating requirement, the costs of maintaining the five-year facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under either of these lines of credit during the first quarter of 2005. The total amount outstanding at any point in time under the combination of the commercial paper program and the two credit facilities cannot exceed the amount that can be borrowed under the credit facilities.

•                  The capacity of the Corporation to issue up to an additional $2.15 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the Securities and Exchange Commission (“SEC”) in August 2003.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

Information required for this Part II, Item 1, is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and Regulatory proceedings and Inquiries” in Note 4 of the Company’s Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 6.           Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

May 6, 2005	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of the Registrant)

Exhibit No.	Description

10.1	Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation and certain affiliates, effective January 1, 2004.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 6, 2005, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1