Form 10-Q
period 2005-06-30
ALLSTATE LIFE INSURANCE CO
filed 2005-08-08
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of July 29, 2005, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues
Premiums	$113	$151	$255	$302
Contract charges	263	236	522	470
Net investment income	915	795	1,803	1,578
Realized capital gains and losses	24	(68)	25	(95)

	1,315	1,114	2,605	2,255

Costs and expenses
Contract benefits	337	313	684	649
Interest credited to contractholder funds	571	463	1,147	912
Amortization of deferred policy acquisition costs	164	109	333	224
Operating costs and expenses	110	123	226	225

	1,182	1,008	2,390	2,010

Loss on disposition of operations	(3)	(14)	(8)	(17)

Income from operations before income tax expense and cumulative effect of change in accounting principle, after-tax	130	92	207	228

Income tax expense	43	37	52	82

Income before cumulative effect of change in accounting principle, after-tax	87	55	155	146

Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)

Net income (loss)	$87	$55	$155	$(29)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30, 2005	December 31, 2004
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $60,678 and $55,964)	$64,453	$59,291
Mortgage loans	7,598	7,318
Equity securities	272	214
Short-term	1,194	1,440
Policy loans	716	722
Other	529	704

Total investments	74,762	69,689

Cash	194	241
Deferred policy acquisition costs	3,297	3,176
Reinsurance recoverables, net	1,591	1,507
Accrued investment income	631	593
Other assets	404	818
Separate Accounts	14,341	14,377

Total assets	$95,220	$90,401

Liabilities
Contractholder funds	$57,328	$53,939
Reserve for life-contingent contract benefits	12,058	11,203
Unearned premiums	33	31
Payable to affiliates, net	120	79
Other liabilities and accrued expenses	4,407	3,721
Deferred income taxes	521	638
Long-term debt	92	104
Separate Accounts	14,341	14,377

Total liabilities	88,900	84,092

Commitments and Contingent Liabilities (Note 4)

Shareholder’s Equity
Redeemable preferred stock – series A, $100 par value, 1,500,000 shares authorized, 49,230 shares issued and outstanding	5	5
Redeemable preferred stock – series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,108	1,108
Retained income	4,250	4,178
Accumulated other comprehensive income:
Unrealized net capital gains and losses	952	1,013

Total accumulated other comprehensive income	952	1,013

Total shareholder’s equity	6,320	6,309

Total liabilities and shareholder’s equity	$95,220	$90,401

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in millions)	2005	2004
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$155	$(29)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(83)	(66)
Realized capital gains and losses	(25)	95
Loss on disposition of operations	8	17
Cumulative effect of change in accounting principle	—	175
Interest credited to contractholder funds	1,147	912
Changes in:
Contract benefit and other insurance reserves	(87)	(120)
Unearned premiums	2	1
Deferred policy acquisition costs	(57)	(146)
Reinsurance recoverables, net	(87)	(96)
Income taxes payable	(57)	(64)
Other operating assets and liabilities	14	13

Net cash provided by operating activities	930	692

Cash flows from investing activities
Proceeds from sales
Fixed income securities	4,872	4,317
Equity securities	31	115
Investment collections
Fixed income securities	2,289	2,196
Mortgage loans	532	302
Investment purchases
Fixed income securities	(10,403)	(9,998)
Equity securities	(82)	(165)
Mortgage loans	(798)	(844)

Change in short-term investments, net	(95)	(2)
Change in other investments, net	(18)	(47)

Net cash used in investing activities	(3,672)	(4,126)

Cash flows from financing activities
Change in short-term debt, net	—	55
Redemption of mandatorily redeemable preferred stock	(12)	(7)
Contractholder fund deposits	6,513	6,331
Contractholder fund withdrawals	(3,781)	(2,907)
Dividends paid	(25)	(51)

Net cash provided by financing activities	2,695	3,421

Net decrease in cash	(47)	(13)
Cash at beginning of the period	241	121
Cash at end of period	$194	$108

See notes to condensed consolidated financial statements.

1.     Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Allstate Life Insurance Company (“ALIC”) and its wholly owned subsidiaries (together with ALIC, the “Company”). ALIC is wholly owned by Allstate Insurance Company (“AIC”), a wholly owned subsidiary of The Allstate Corporation (the “Corporation”).

The condensed consolidated financial statements and notes as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2005 presentation, certain amounts in the prior year’s condensed consolidated financial statements and notes have been reclassified.

Equity securities include common stocks, non-redeemable preferred stocks and limited partnership interests.  Common stocks and non-redeemable preferred stocks had a carrying value of $49 million and $42 million, and cost of $40 million and $33 million at June 30, 2005 and December 31, 2004, respectively.  Investments in limited partnership interests had a carrying value of $223 million and $172 million at June 30, 2005 and December 31, 2004, respectively.

Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities, totaled $19 million and $33 million for the six months ended June 30, 2005 and 2004, respectively.

2.              Related Party Transactions

Reinsurance

In the first quarter of 2005, the Company received fixed income securities with a fair value and amortized cost of $381 million and $358 million, respectively, and $5 million of accrued investment income for the settlement of a $386 million premium receivable due from American Heritage Life Insurance Company (“AHL”), an unconsolidated affiliate of the Company.  The receivable related to two coinsurance agreements entered into in 2004 whereby the Company assumed certain interest-sensitive life insurance and fixed annuity contracts from AHL.  Since the transaction was between affiliates under common control, the securities were recorded at amortized cost as of the date of settlement.   The difference between the amortized cost and fair value of the securities was recorded as a non-cash dividend of $23 million ($15 million, after-tax).

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

Debt

In the second quarter of 2005, the Company repaid the $75 million of short-term debt issued to the Corporation in the first quarter of 2005 pursuant to an intercompany loan agreement.

Surplus Notes

On August 1, 2005, ALIC entered into an agreement with Kennett Capital, Inc. (“Kennett”), an unconsolidated affiliate of ALIC, whereby ALIC sold to Kennett $100 million 5.06% surplus notes due July 1, 2035 issued by ALIC Reinsurance Company (“ALIC Re”), a wholly owned subsidiary of ALIC.   As payment, Kennett issued a full recourse 4.86% note due July 1, 2035 to ALIC for the same amount.  As security for the performance of Kennett’s obligations under the agreement and note, Kennett granted ALIC a pledge of and security interest in Kennett’s right, title and interest in the surplus notes and their proceeds. Under the terms of the agreement, ALIC may sell and Kennett may choose to buy additional surplus notes, if and when additional surplus notes are issued by ALIC Re and purchased from ALIC Re by ALIC.  No surplus notes had been issued or sold as of June 30, 2005.

3.              Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004

Premiums and contract charges
Direct	$516	$509	$1,054	$1,025
Assumed
Affiliate	4	5	8	9
Non-affiliate	7	(1)	13	4
Ceded—non-affiliate (1)	(151)	(126)	(298)	(266)

Premiums and contract charges, net of reinsurance	$376	$387	$777	$772

(1)  Ceded non-affiliate is comprised of only premiums.

The effects of reinsurance on contract benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004

Contract benefits
Direct	$437	$416	$924	$831
Assumed
Affiliate	3	5	6	7
Non-affiliate	7	3	11	3
Ceded
Non-affiliate	(110)	(111)	(257)	(192)

Contract benefits, net of reinsurance	$337	$313	$684	$649

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

4.              Guarantees and Contingent Liabilities

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by their par value was $143 million at June 30, 2005.  The obligations associated with these fixed income securities expire at various times during the next seven years.

Lincoln Benefit Life Company (“LBL”), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program.  LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts.  At June 30, 2005, the amount due under the commercial paper program is $301 million and the cash surrender value of the policies is $306 million.  The repayment guarantee expires April 30, 2006.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2005.

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

Legal and Regulatory Proceedings and Inquiries

Background

The Company and certain of its affiliates are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business.  In addition, from time to time regulatory examinations or inquiries are pending involving the Company.  As background to the “Proceedings” sub-section below, please note the following:

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

•             In the opinion of the Company’s management, while the ultimate liability in some of these matters in excess of amounts currently reserved may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the consolidated financial condition of the Company.

Proceedings

Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided in the following paragraph.

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization.  AIC is also defending another action, in which a class was certified, filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims, and are seeking actual damages including benefits under Allstate employee benefit plans and payments provided in connection with the reorganization, as well as punitive damages.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and has been reversed and remanded to the trial court in April 2005.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC has been defending certain matters relating to its life agency program reorganization announced in 2000. These matters have been the subject of an investigation by the EEOC with respect to allegations of age discrimination and retaliation and conciliation discussions between AIC and the EEOC.   The outcome of these disputes is currently uncertain.

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

5.  Other Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended June 30,
	2005			2004
(in millions)	Pretax	Tax	After - tax	Pretax	Tax	After - tax

Unrealized holding gains (losses) arising
during the period, net of related offsets	$618	$(216)	$402	$(907)	$317	$(590)
Less: reclassification adjustments	110	(38)	72	(62)	21	(41)

Other comprehensive income (loss)	$508	$(178)	330	$(845)	$296	(549)

Net income			87			55
Comprehensive income (loss)			$417			$(494)

	Six months ended June 30,
	2005			2004
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding gains (losses) arising
during the period, net of related offsets	$(77)	$27	$(50)	$(657)	$230	$(427)
Less: reclassification adjustments	17	(6)	11	(63)	22	(41)

Other comprehensive income (loss)	$(94)	$33	(61)	$(594)	$208	(386)

Net income (loss)			155			(29)
Comprehensive income (loss)			$94			$(415)

6.              Disposition

In the second quarter of 2005, the Company entered into negotiations to sell two of its wholly owned subsidiaries, Charter National Life Insurance Company (“Charter”) and Intramerica Life Insurance Company (“Intramerica”), and recognized an estimated loss on disposition of $5 million ($2 million, after-tax). In August 2005, the Company reached a definitive agreement to sell Charter and Intramerica.  The sale is pending regulatory approval and is expected to be completed prior to the end of the year.   Upon completion of the sale, existing assets will decrease by approximately $468 million ($118 million and $291 million are classified as reinsurance recoverables and separate accounts, respectively) and liabilities will decrease by approximately $445 million ($114 million and $291 million are classified as contractholder funds and separate accounts, respectively).   The Company expects to receive proceeds of approximately $25 million upon closing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company:

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”, an affiliate of The Allstate Corporation) as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
August 8, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

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

HIGHLIGHTS

•                  Revenues increased 18.0% and 15.5% in the second quarter and first six months of 2005, respectively, compared to the same periods in the prior year.  The increases in both periods were due to higher net investment income, improved realized capital gains and losses and increased contract charges, partially offset by lower premiums.

•                  Net income increased 58.2% in the second quarter of 2005 compared to the same period in the prior year.  The increase was primarily attributable to improved realized capital gains and losses and lower operating costs and expenses, partially offset by higher amortization of DAC and lower gross margin.  Net income improved by $184 million in the first six months of 2005 compared to the same period in the prior year due to an unfavorable cumulative effect of a change in accounting principle of $175 million that contributed to a net loss in the first six months of the prior year of $29 million.

•                  Total investments increased 7.3% to $74.76 billion at June 30, 2005 compared to December 31, 2004, due primarily to increased contractholder funds and, to a lesser extent, increased balances associated with securities lending.

•                  Contractholder fund deposits totaled $3.29 billion and $6.54 billion for the second quarter and first six months of 2005, respectively, compared to $3.59 billion and $6.33 billion for the second quarter and first six months of 2004, respectively.

OPERATIONS

We will pursue the following to improve return on equity: maintain and develop focused top-tier products, deepen distribution partner relationships, improve our cost structure, advance our enterprise risk management program and leverage the strength of the Allstate brand name across products and distribution channels.  The execution of our business strategies has and may continue to involve simplifying our business model by changing the number and selection of products being marketed, for example, through such actions as our previously announced exit from the guaranteed investment contract market and the long-term care product market and the sale of substantially all of our direct response distribution business in 2004; terminating underperforming distribution relationships; merging or disposing of unnecessary and/or non-strategic legal entities, such as the merger of Glenbrook Life and Annuity Company in 2005 and dispositions for which the anticipated losses are currently reflected in the financial statements; reducing policy administration software systems; and other actions that we may determine are appropriate to successfully execute our business strategies.

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

The following table summarizes premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Premiums
Traditional life	$57	$80	$121	$149
Immediate annuities with life contingencies	50	66	123	143
Other	6	5	11	10
Total premiums	113	151	255	302

Contract charges
Interest-sensitive life	181	161	358	321
Fixed annuities	16	14	33	28
Variable annuities	66	61	131	121
Total contract charges	263	236	522	470
Total premiums and contract charges	$376	$387	$777	$772

The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Premiums
Allstate agencies	$67	$74	$133	$127
Independent agents	6	11	27	31
Specialized brokers	39	51	93	114
Other	1	15	2	30
Total premiums	113	151	255	302

Contract charges
Allstate agencies	128	116	259	229
Independent agents	63	58	119	117
Broker dealers	54	48	106	97
Banks	12	9	23	14
Specialized brokers	6	5	14	12
Other	—	—	1	1
Total contract charges	263	236	522	470
Total premiums and contract charges	$376	$387	$777	$772

Total premiums declined 25.2% and 15.6% in the second quarter and first six months of 2005, respectively, compared to the same periods of 2004.  In both periods, the decline was due to lower premiums on traditional life and immediate annuities with life contingencies.

Contract charges increased 11.4% and 11.1% in the second quarter and first six months of 2005, respectively, compared to the same periods of 2004.  These increases were primarily due to higher contract charges on interest-sensitive life and, to a lesser extent, variable and fixed annuities.  The increases in the interest-sensitive life contract charges were attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits.  Higher variable annuity contract charges were the result of increased average account values during the current periods of 2005 compared to the same periods of 2004, reflecting positive investment results during the second half of 2004 in addition to net deposits on variable contracts and higher fees for contract guarantees during 2005.  Fixed annuity contract charges for the second quarter and first six months of 2005 reflect higher surrender charges compared with the same periods in the prior year.

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

The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Contractholder funds, beginning balance	$55,666	$46,997	$53,939	$44,914

Impact of adoption of SOP 03-1(1)	—	—	—	421

Deposits
Fixed annuities (immediate and deferred)	1,527	1,635	3,273	2,851
Institutional products (primarily funding agreements)	1,325	1,499	2,423	2,600
Interest-sensitive life	326	303	638	609
Variable annuity and life deposits allocated to fixed accounts	112	151	206	271
Total deposits	3,290	3,588	6,540	6,331

Interest credited	574	463	1,127	907

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(589)	(584)	(1,293)	(1,095)
Benefits	(253)	(165)	(470)	(332)
Surrenders and partial withdrawals	(1,076)	(663)	(1,863)	(1,251)
Contract charges	(160)	(145)	(319)	(287)
Net transfers to separate accounts	(77)	(103)	(155)	(234)
Fair value hedge adjustments for institutional products	(53)	(135)	(173)	(112)
Other adjustments	6	112	(5)	103
Total maturities, benefits, withdrawals and other adjustments	(2,202)	(1,683)	(4,278)	(3,208)

Contractholder funds, ending balance	$57,328	$49,365	$57,328	$49,365

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

Contractholder deposits decreased 8.3% in the second quarter and increased 3.3% in the first six months of 2005 compared to the same periods of 2004.  The decline in the second quarter was due primarily to lower deposits on institutional products and fixed annuities.  The increase in the first six months was due primarily to higher deposits on fixed annuities, partially offset by lower deposits on institutional products.  Average contractholder funds, excluding the impact of adopting SOP 03-1, increased 17.3% in the second quarter and 17.5% in the first six months of 2005 compared to the same periods of 2004.  Fixed annuity deposits declined 6.6% in the second quarter and increased 14.8% in the first six months of 2005 compared to the same periods in the prior year.  The decline in the second quarter was mostly attributable to lower deposits on market value adjusted annuities as a result of increased competition from certificates of deposit.  The increase in the first six months was primarily as a result of higher deposits on deferred fixed annuities due to strong competitive position.  Deposits on institutional products declined 11.6% in the second quarter and 6.8% in the first six months of 2005 compared to the same periods in the prior year based on management’s assessment of current market opportunities.  Increases in short-term interest rates without corresponding increases in longer term rates has generally reduced the competitiveness of fixed annuity products relative to shorter term deposit products such as money market funds and certificates of deposit.  A continuation of this environment could reduce the level of expected fixed annuity deposits.  In addition, the continuing decline in corporate debt issuances reduces the supply of fixed income securities available to meet return requirements on institutional product issuances.  This could result in decreased institutional product deposits.

Surrenders and partial withdrawals increased 62.3% in the second quarter and 48.9% in the first six months of 2005 compared to the same periods of 2004 reflecting an annualized withdrawal rate of 9.9% for the second quarter and 8.9% for the first six months of 2005 based on the beginning of period contractholder funds balance excluding institutional product reserves.  This compares to an annualized withdrawal rate of 7.3% for the second quarter and 7.2% for the first six months of 2004.  These increases were primarily attributable to higher surrenders of market value adjusted annuities as a portion of these contracts entered a 30-45 day window in which there were no surrender charges or market value adjustments during the period.  Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts.

Separate accounts liabilities represent contractholders’ claims to the related separate accounts assets.  Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies.

The following table shows the changes in separate accounts liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Separate accounts liabilities, beginning balance	$14,087	$13,550	$14,377	$13,425

Impact of adoption of SOP 03-1(1)	—	—	—	(204)

Variable annuity and life deposits	491	474	928	961
Variable annuity and life deposits allocated to fixed accounts	(112)	(151)	(206)	(271)
Net deposits	379	323	722	690
Investment results	296	45	78	361
Contract charges	(69)	(63)	(136)	(125)
Net transfers from fixed accounts	77	103	155	234
Surrenders and benefits	(429)	(394)	(855)	(817)
Separate accounts liabilities, ending balance	$14,341	$13,564	$14,341	$13,564

(1)  The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

Separate accounts liabilities declined slightly as of June 30, 2005 compared to December 31, 2004.  The decrease was attributable to net deposits, transfers from fixed accounts and modest investment results being more than offset by surrenders and benefits and contract charges.  Variable annuity and life deposits in the second quarter of 2005 increased 3.6% compared to the same period in the prior year due to higher variable annuity deposits.  The impact of recent enhancements to the underlying investment funds, the guaranteed accumulation benefit, the guaranteed withdrawal benefit and our new marketing approach are beginning to have a positive impact on variable annuity deposits.  Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option.  The level of this activity is reflected above in the deposits allocated to fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts.  The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

Net investment income increased 15.1% in the three months ended June 30, 2005 and 14.3% in the first six months of 2005 compared to the same periods of 2004.   The increases in both periods were primarily due to the effect of higher portfolio balances, partially offset by lower portfolio yields.  Higher portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, institutional funding agreements and interest-sensitive life policies.  Investments as of June 30, 2005 increased 7.3% from December 31, 2004.  The lower portfolio yields were primarily due to purchases, including reinvestments, of fixed income securities with yields lower than the current portfolio average.

Net income analysis is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Premiums	$113	$151	$255	$302
Contract charges	263	236	522	470
Net investment income	915	795	1,803	1,578
Periodic settlements and accruals on non-hedge derivative instruments (1)	16	12	35	18
Contract benefits	(337)	(313)	(684)	(649)
Interest credited to contractholder funds(2)	(556)	(455)	(1,093)	(891)
Gross margin	414	426	838	828

Amortization of DAC and DSI	(113)	(112)	(227)	(225)
Operating costs and expenses	(110)	(123)	(226)	(225)
Income tax expense	(65)	(73)	(116)	(136)
Realized capital gains and losses, after-tax	15	(44)	16	(61)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(43)	(3)	(104)	(13)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(10)	(7)	(22)	(11)
Loss on disposition of operations, after-tax	(1)	(9)	(4)	(11)
Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)
Net income (loss)	$87	$55	$155	$(29)

(1)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)          Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $15 million and $8 million in the three months ended June 30, 2005 and 2004, respectively, and $54 million and $21 million in first six months of 2005 and 2004, respectively.

Gross margin, a non-GAAP measure, represents premiums and contract charges, net investment income and periodic settlements and accruals on non-hedge derivative instruments, less contract benefits and interest credited to contractholder funds excluding amortization of DSI.  We reclassify periodic settlements and accruals on non-hedge derivative instruments into gross margin to report them in a manner consistent with the economically hedged investments, replicated assets or product attributes (e.g. net investment income or interest credited to contractholder funds) and by doing so, appropriately reflect trends in product performance.  We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio.  Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin.  Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees.  We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance.  Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business.  Net income is the GAAP measure that is most directly comparable to these margins.  Gross margin is reconciled to GAAP net income in the previous table.

The components of gross margin are reconciled to the corresponding financial statement line items in the following tables.

	Three Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2005	2004 (3)	2005	2004 (3)	2005	2004 (3)	2005	2004
Premiums	$—	$—	$113	$151	$—	$—	$113	$151
Contract charges	—	—	153	136	110	100	263	236
Net investment income	915	795	—	—	—	—	915	795
Periodic settlements and accruals on non-hedge derivative instruments (1)	16	12	—	—	—	—	16	12
Contract benefits	(129)	(125)	(208)	(188)	—	—	(337)	(313)
Interest credited to contractholder funds(2)	(556)	(455)	—	—	—	—	(556)	(455)

	$246	$227	$58	$99	$110	$100	$414	$426

	Six Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2005	2004 (3)	2005	2004 (3)	2005	2004 (3)	2005	2004
Premiums	$—	$—	$255	$302	$—	$—	$255	$302
Contract charges	—	—	303	265	219	205	522	470
Net investment income	1,803	1,578	—	—	—	—	1,803	1,578
Periodic settlements and accruals on non-hedge derivative instruments (1)	35	18	—	—	—	—	35	18
Contract benefits	(263)	(256)	(421)	(393)	—	—	(684)	(649)
Interest credited to contractholder funds(2)	(1,093)	(891)	—	—	—	—	(1,093)	(891)

	$482	$449	$137	$174	$219	$205	$838	$828

(1)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)          Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $15 million and $8 million in the three months ended June 30, 2005 and 2004, respectively, and $54 million and $21 million in the first six months of 2005 and 2004, respectively.

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

Gross margin declined 2.8% in the second quarter of 2005 and increased 1.2% in the first six months of 2005 compared to the same periods of 2004.  The decline in the three-month period was the result of a decrease in the benefit margin, partially offset by a higher investment margin and contract charges and fees.  The increase in the six-month period was due to a higher investment margin and contract charges and fees, partially offset by a lower benefit margin.

Investment margin is a component of gross margin, both of which are non-GAAP measures.  Investment margin represents the excess of net investment income and periodic settlements and accruals on non-hedge derivative instruments over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits.  Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating investment margin.  We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers (“spread”) during a fiscal period.

Investment margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004 (1)	2005	2004 (1)
Annuities	$174	$156	$333	$304
Life insurance	45	41	92	85
Institutional products	27	30	57	60
Total investment margin	$246	$227	$482	$449

(1) The prior period has been restated to conform to the current period presentation.

Investment margin increased 8.4% in the second quarter of 2005 and 7.3% in the first six months of 2005 compared to the same periods of 2004 due to higher average contractholder funds, partially offset by lower weighted average investment spreads on interest-sensitive life.  As of June 30, 2005, 75% of our interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity indexed annuities, have a guaranteed crediting rate of 3% or higher.  Of these contracts, 76% have crediting rates that are at the minimum as of June 30, 2005.  For all interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity indexed annuities, the approximate difference between the weighted average crediting rate and the average guaranteed crediting rate is 49 basis points as of June 30, 2005 compared to 51 basis points as of March 31, 2005.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	6.3%	6.6%	4.8%	4.7%	1.5%	1.9%
Fixed annuities – deferred annuities	5.5	5.8	3.8	4.1	1.7	1.7
Fixed annuities – immediate annuities with and without life contingencies	7.4	7.6	6.7	6.9	0.7	0.7
Institutional	4.2	2.8	3.3	1.8	0.9	1.0
Investments supporting capital, traditional life and other products	7.1	6.8	N/A	N/A	N/A	N/A

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	6.3%	6.6%	4.7%	4.7%	1.6%	1.9%
Fixed annuities – deferred annuities	5.5	5.8	3.8	4.1	1.7	1.7
Fixed annuities – immediate annuities with and without life contingencies	7.4	7.6	6.7	6.9	0.7	0.7
Institutional	4.1	2.9	3.1	1.9	1.0	1.0
Investments supporting capital, traditional life and other products	7.0	6.9	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	Six Months Ended June 30,
(in millions)	2005	2004
Fixed annuities – immediate annuities with life contingencies	$7,823	$7,549
Other life contingent contracts and other	4,235	2,984
Reserve for life-contingent contract benefits	$12,058	$10,533

Interest-sensitive life	$7,832	$6,886
Fixed annuities – deferred annuities	33,031	27,742
Fixed annuities – immediate annuities without life contingencies	3,341	3,041
Institutional	12,609	11,180
Market value adjustments related to derivative instruments and other	515	516
Contractholder funds	$57,328	$49,365

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

Benefit margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004(1)	2005	2004(1)
Life insurance	$83	$104	$176	$194
Annuities	(25)	(5)	(39)	(20)
Total benefit margin	$58	$99	$137	$174

(1) The prior period has been restated to conform to the current period presentation.

Benefit margin declined 41.4% in the second quarter of 2005 and 21.3% in the first six months of 2005 compared to the same periods of 2004.  The decline in both periods was primarily attributable to unfavorable mortality experience on immediate annuities with life contingences and the effect of the disposal of substantially all of our direct response distribution business in the prior year, partially offset by growth of our in force business.  In addition, the six-month period was unfavorably impacted by an increase in the reserve for guarantees related to variable contracts of $9 million.  This increase resulted from our annual comprehensive evaluation of the assumptions used in our valuation models which resulted in a refined measurement of exposure, partially offset by better than anticipated equity market performance.  There was no comparable 2004 adjustment to reserves for variable contract guarantees, because the reserves were established in the first quarter of 2004 as part of the cumulative effect of the change in accounting for such guarantees.

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

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, for the second quarter and first six months of 2005, were consistent with the same periods in the prior year.  DAC and DSI amortization related to realized capital gains and losses, after-tax, increased $40 million and $91 million in the three and six month periods ended June 30, 2005, respectively, compared to the same periods in the prior year due to increased realized capital gains on investments supporting certain fixed annuities.

In the first quarter of 2005, we performed our annual comprehensive evaluation of the assumptions used in our valuation models for all investment products, including variable and fixed annuities and interest-sensitive and variable life products, which resulted in net DAC and DSI amortization acceleration of $7 million (commonly referred to as “DAC and DSI unlocking”).  The DAC and DSI unlocking includes amortization acceleration on fixed annuities of $62 million and $3 million on interest-sensitive and variable life products, partially offset by amortization deceleration on variable annuities of $58 million.  The amortization acceleration on fixed annuities was primarily due to higher than expected lapses on market value adjusted annuities and faster than anticipated portfolio yield declines.  The amortization deceleration on variable annuities was mostly attributable to better than anticipated equity market performance and persistency.

In the prior year, the comparable DAC and DSI unlocking was a net acceleration of amortization of $0.5 million, which included deceleration of amortization related to interest-sensitive life and acceleration of amortization related to fixed annuities.

Operating costs and expenses declined 10.6% in the three months ended June 30, 2005 and increased 0.4% in the first six months of 2005 compared to the same periods in the prior year.  The following table summarizes operating costs and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Non-deferrable acquisition costs	$37	$38	$76	$69
Other operating costs and expenses	73	85	150	156
Total operating costs and expenses	$110	$123	$226	$225

The decline in other operating costs and expenses in the second quarter of 2005 compared to the same period in the prior year was attributable to initiatives to reduce back office expenses and the effect of a change in the financial statement classification of a reinsurance ceding allowance, partially offset by higher litigation expenses.  Total operating costs and expenses in the first six months of 2005 were consistent with the same period in the prior year as the items noted for the second quarter of 2005 were almost entirely offset by the effect of administrative expense reimbursements recorded in 2004 related to our direct response distribution business that was sold in 2004 and higher licensing, distribution and guaranty fund expenses in 2005.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at June 30, 2005 is presented in the table below.

(in millions)	Investments	Percent to total

Fixed income securities (1)	$64,453	86.2%
Mortgage loans	7,598	10.2
Equity securities	272	0.4
Short-term	1,194	1.6
Policy loans	716	0.9
Other	529	0.7
Total	$74,762	100.0%

(1)  Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $60.7 billion.

Total investments increased to $74.76 billion at June 30, 2005 from $69.69 billion at December 31, 2004, primarily due to positive cash flows from operating and financing activities and increased funds associated with securities lending.

Total investments at amortized cost related to collateral, due to securities lending and other security repurchase and resale transactions, increased to $3.49 billion at June 30, 2005, from $2.93 billion at December 31, 2004.

At June 30, 2005, 93.6% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income and equity securities at June 30, 2005 were $3.78 billion, an increase of $448 million or 13.4% since December 31, 2004.  The net unrealized gain for the fixed income portfolio totaled $3.78 billion, comprised of $3.93 billion of unrealized gains and $154 million of unrealized losses at June 30, 2005.  This is compared to a net unrealized gain for the fixed income portfolio totaling $3.33 billion at December 31, 2004, comprised of $3.49 billion of unrealized gains and $163 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at June 30, 2005, $112 million or 72.7% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment.  Of the remaining $42 million of losses in the fixed income portfolio, $29 million or 69.0% were in the corporate fixed income portfolio and $13 million or 31.0% were in the asset-backed securities portfolio.  The $29 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the consumer goods, communications, financial services and transportation sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.  Approximately $16.4 million of the total gross unrealized losses in the corporate fixed income portfolio were associated with the automobile industry, which includes direct debt issuances of automobile manufacturers, captive automotive financing companies and automobile parts and equipment sellers.  Values in the automobile industry were primarily depressed due to company specific conditions.  Additionally, approximately $7 million of the total gross unrealized losses in the corporate fixed income portfolio and $11 million of the total gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were depressed due to company or issue specific conditions and economic issues, including fuel costs.  We expect eventual recovery of these securities.  Every security was included in our portfolio monitoring process.

The unrealized gain for the common and non-redeemable preferred stock portfolio totaled $9 million at June 30, 2005 and was comprised entirely of unrealized gains.  This is compared to an unrealized gain totaling $9 million at December 31, 2004, which was also comprised entirely of unrealized gains.

Our portfolio monitoring process identifies and evaluates fixed income and equity securities whose carrying value may be other than temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  We also recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

	June 30, 2005			December 31, 2004
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$89	$97	0.1%	$71	$71	0.1%
Restructured	11	12	0.0	43	46	0.1
Potential problem	160	175	0.3	168	179	0.3
Total net carrying value	$260	$284	0.4%	$282	$296	0.5%
Cumulative write-downs recognized (1)	$223			$231

(1)  Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced an increase in the amortized cost of fixed income securities categorized as problem as of June 30, 2005 compared to December 31, 2004.  The increase was primarily related to the addition of a security to the problem category as a result of company specific liquidity issues as well as an additional investment in a security previously categorized as problem.  The decrease in the amortized cost of fixed income securities categorized as restructured and potential problem as of June 30, 2005 compared to December 31, 2004 was primarily related to dispositions in the potential problem category.  Dispositions included sales, where specific developments caused a change in our outlook and intent to hold the security, and calls.

We also evaluated each of these securities through our portfolio monitoring process at June 30, 2005 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004

Write-downs	$(6)	$(11)	$(13)	$(45)
Dispositions	58	(47)	98	(12)
Valuation of derivative instruments	(11)	(18)	(69)	(38)
Settlement of derivative instruments	(17)	8	9	—
Realized capital gains and losses, pretax	24	(68)	25	(95)
Income tax (expense) benefit	(9)	24	(9)	34
Realized capital gains and losses, after-tax	$15	$(44)	$16	$(61)

Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments.  We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities.  In certain situations, new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security.

A changing interest rate environment will also drive changes in our portfolio duration targets at a tactical level.  A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view.  Tactical duration adjustments within management’s approved ranges are accomplished through both cash market transactions and derivative activities that generate realized gains and losses and through new purchases.  As a component of our approach to managing portfolio duration, realized gains and losses on derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to the overall financial condition of the Company.

In the first quarter of 2005, because of an anticipated rise in interest rates as well as changes in existing market conditions and long term asset return assumptions, certain changes were planned within various portfolios.  These included continued asset-liability management strategies; on-going comprehensive reviews of our portfolios; and changes being made to our strategic asset allocation, including a decision to pursue yield enhancement strategies.  At that time, we identified, in total, approximately $1.3 billion of securities we would consider selling to achieve these objectives.  Of that $1.3 billion, approximately $1.1 billion of securities were in an unrealized loss position, for which we recognized $30 million of write-downs due to a change in intent to hold these securities until recovery.  Securities related to $5 million of the write-downs were sold during the second quarter, and we continue to consider selling securities with a carrying value of approximately $57 million having write-downs of $2 million.  The remaining securities with $23 million of write-downs recognized in the first quarter have been re-designated as being held to recovery within the available-for-sale category, primarily as a consequence of the lower than expected interest rate environment.  Of this amount, $21 million of write-downs relates to $827 million of affected securities that were identified in connection with yield enhancement strategies.  The difference between the current carrying value and par value of the re-designated securities will be recognized in net investment income over the remaining life of the securities, pursuant to the guidance in Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and debt, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

(in millions)	June 30, 2005	December 31, 2004
Redeemable preferred stock	$5	$5
Common stock, retained earnings and other Shareholder’s equity items	5,363	5,291
Accumulated other comprehensive income	952	1,013
Total shareholder’s equity	6,320	6,309
Debt	92	104
Total capital resources	$6,412	$6,413

Shareholder’s equity increased $11 million as of June 30, 2005 when compared to December 31, 2004, as a result of net income, partially offset by dividends and lower unrealized capital gains.  The Company recorded dividends of $50 million to Allstate Insurance Company (“AIC”, the Company’s parent) in the first six months of 2005.  In addition, a dividend of $16 million was recorded in connection with the purchase of fixed income securities from AIC and a non-cash dividend of $15 million was recorded as a result of the settlement of certain reinsurance transactions with an unconsolidated affiliate (see Note 2 to the condensed consolidated financial statements).

Debt decreased $12 million as of June 30, 2005 compared to December 31, 2004 due to the redemption of mandatorily redeemable preferred stock.  During the second quarter of 2005, $75 million of short-term debt that was issued during the first quarter of 2005 to The Allstate Corporation (“the Corporation”) was repaid.  The short-term debt was issued in accordance with an intercompany loan agreement.

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

Liquidity Sources and Uses  As reflected in our Condensed Consolidated Statements of Cash Flows, higher operating cash flows in the first six months of 2005 when compared to the first six months of 2004 primarily related to higher investment income, partially offset by higher policy benefits and lower life and annuity premiums.  Cash flows used in investing activities decreased in the first six months of 2005 due to increased proceeds from sales of securities and higher investment collections, partially offset by the investment of higher operating cash flows.

Lower cash flow from financing activities during the first six months of 2005 when compared to the first six months of 2004 reflect higher fixed annuity withdrawals, institutional product maturities and increased surrenders of market value adjusted annuities.  For quantification of the changes in contractholder funds, see the operations section of the MD&A.

We have access to additional borrowing to support liquidity through the Corporation as follows:

•                  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2005, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

•                  A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements.  This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings during the first six months of 2005. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facilities.

•                  The capacity of the Corporation to issue up to an additional $1.35 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the Securities and Exchange Commission (“SEC”) in August 2003.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below) and are incorporated in this Part I, Item 2 by reference to the information set forth in our Annual Report on Form 10-K, Part II, Item 7, under the caption “Forward-Looking Statements and Risk Factors”.

Actions taken to simplify our business model and improve profitability may not be successful and may result in losses and costs.

We are pursuing strategies intended to improve our return on equity.  Actions that we have taken and may continue to take include changing the number and selection of products being marketed, terminating underperforming distribution relationships, merging or disposing of unnecessary and/or non-strategic legal entities, reducing policy administration software systems, and other actions that we may determine are appropriate to successfully execute our business strategies.  The actions that we have taken and may take in the future may not achieve their intended outcome and could result in lower premiums and contract charges, restructuring costs, losses on disposition or losses related to the discontinuance of individual products or distribution relationships.

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

Our ability to manage the  investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates.  As interest rates decrease or remain at low levels, proceeds from investments that have matured, prepaid or sold may be reinvested at lower yields, reducing investment margin.  Lowering interest-crediting rates can offset decreases in investment margin on some products.  However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields.  Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products.  Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits.  Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when the investment asset values are lower as a result of the increase in interest rates.  For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields.  We may react to market conditions by increasing crediting rates, which could narrow spreads.  Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Allstate Life Insurance Company
(Registrant)

August 8, 2005	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of the Registrant)

Exhibit No.	Description

10.1

Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation and certain affiliates, effective January 1, 2004, and effective March 5, 2005 with respect to Allstate Life Insurance Company of New York.

10.2

New York Insurer Supplement to Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation, Allstate Life Insurance Company of New York and Intramerica Life Insurance Company, effective March 5, 2005.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 8, 2005, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1