Form 10-Q
period 2005-09-30
ALLSTATE LIFE INSURANCE CO
filed 2005-11-07
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☐            No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

As of October 31, 2005, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2005

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2005 and 2004 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of September 30, 2005 (unaudited) and December 31, 2004	2

	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2005 and 2004 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Report of Independent Registered Public Accounting Firm	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 6.	Exhibits	28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues
Premiums	$104	$141	$359	$443
Contract charges	275	244	797	714
Net investment income	942	828	2,745	2,406
Realized capital gains and losses	26	(52)	51	(147)

	1,347	1,161	3,952	3,416

Costs and expenses
Contract benefits	316	332	1,000	981
Interest credited to contractholder funds	589	485	1,736	1,397
Amortization of deferred policy acquisition costs	117	126	450	350
Operating costs and expenses	99	104	325	329

	1,121	1,047	3,511	3,057

Gain (loss) on disposition of operations	1	—	(7)	(17)

Income from operations before income tax expense and cumulative effect of change in accounting principle, after-tax	227	114	434	342

Income tax expense	68	38	120	120

Income before cumulative effect of change in accounting principle, after-tax	159	76	314	222

Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)

Net income	$159	$76	$314	$47

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
($ in millions, except par value data)	2005	2004
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $59,867 and $55,964)	$62,419	$59,291
Mortgage loans	7,836	7,318
Equity securities	297	214
Short-term	1,404	1,440
Policy loans	723	722
Other	697	704

Total investments	73,376	69,689

Cash	257	241
Deferred policy acquisition costs	3,729	3,176
Reinsurance recoverables, net	1,640	1,507
Accrued investment income	653	593
Other assets	521	818
Separate Accounts	14,906	14,377

Total assets	$95,082	$90,401

Liabilities
Contractholder funds	$57,098	$53,939
Reserve for life-contingent contract benefits	11,798	11,203
Unearned premiums	33	31
Payable to affiliates, net	82	79
Other liabilities and accrued expenses	4,427	3,721
Deferred income taxes	370	638
Long-term debt	186	104
Separate Accounts	14,906	14,377

Total liabilities	88,900	84,092

Commitments and Contingent Liabilities (Note 4)

Shareholder’s Equity
Redeemable preferred stock – series A, $100 par value, 1,500,000 shares authorized, 49,230 shares issued and outstanding	5	5
Redeemable preferred stock – series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,108	1,108
Retained income	4,409	4,178
Accumulated other comprehensive income:
Unrealized net capital gains and losses	655	1,013

Total accumulated other comprehensive income	655	1,013

Total shareholder’s equity	6,182	6,309

Total liabilities and shareholder’s equity	$95,082	$90,401

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(in millions)	2005	2004
	(Unaudited)
Cash flows from operating activities
Net income	$314	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(125)	(104)
Realized capital gains and losses	(51)	147
Loss on disposition of operations	7	17
Cumulative effect of change in accounting principle	—	175
Interest credited to contractholder funds	1,736	1,397
Changes in:
Contract benefit and other insurance reserves	(157)	(185)
Unearned premiums	2	2
Deferred policy acquisition costs	(115)	(227)
Reinsurance recoverables, net	(136)	(131)
Income taxes payable	(33)	(26)
Other operating assets and liabilities	(100)	(71)

Net cash provided by operating activities	1,342	1,041

Cash flows from investing activities
Proceeds from sales
Fixed income securities	7,695	6,306
Equity securities	56	159
Investment collections
Fixed income securities	3,507	3,264
Mortgage loans	894	525
Investment purchases
Fixed income securities	(13,823)	(14,315)
Equity securities	(126)	(225)
Mortgage loans	(1,420)	(1,422)

Change in short-term investments, net	(116)	16
Change in other investments, net	(57)	(81)

Net cash used in investing activities	(3,390)	(5,773)

Cash flows from financing activities
Redemption of mandatorily redeemable preferred stock	(19)	(13)
Contractholder fund deposits	8,175	9,722
Contractholder fund withdrawals	(6,042)	(4,680)
Dividends paid	(50)	(200)

Net cash provided by financing activities	2,064	4,829

Net increase in cash	16	97
Cash at beginning of the period	241	121

Cash at end of period	$257	$218

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   General

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Allstate Life Insurance Company (“ALIC”) and its wholly owned subsidiaries (together with ALIC, the “Company”). ALIC is wholly owned by Allstate Insurance Company (“AIC”), a wholly owned subsidiary of The Allstate Corporation (the “Corporation”).

The condensed consolidated financial statements and notes as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2005 presentation, certain amounts in the prior year’s condensed consolidated financial statements and notes have been reclassified.

Equity securities include common stocks, non-redeemable preferred stocks and limited partnership interests.  Common stocks and non-redeemable preferred stocks had a carrying value of $48 million and $42 million, and cost of $38 million and $33 million at September 30, 2005 and December 31, 2004, respectively.  Investments in limited partnership interests had a carrying value of $249 million and $172 million at September 30, 2005 and December 31, 2004, respectively.

Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities, totaled $19 million and $38 million for the nine months ended September 30, 2005 and 2004, respectively.

Pending accounting standards

Financial Accounting Standards Board Staff Position No. FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1")

In November 2005, the Financial Accounting Standards Board ("FASB") issued FSP FAS 115-1, which nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 is not expected to have a material impact on the Company's Condensed Consolidated Statements of Operations or Financial Position.

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

In October 2005, the American Institute of Certified Public Accountants issued SOP 05-1.  SOP 05-1 provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract.  Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract.  Nonintegrated contract features are accounted for as separately issued contracts.  Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  The Company’s accounting policy for internal replacements is generally consistent with the accounting guidance prescribed in SOP 05–1; therefore, the SOP is not expected to have a material impact on the Company’s Condensed Consolidated Statements of Operations or Financial Position.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No.  154”)

In May 2005, the FASB issued SFAS No. 154, which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.  SFAS No. 154 is not expected to have a material impact on the Company’s Condensed Consolidated Statements of Operations or Financial Position.

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

Surplus Notes

On August 1, 2005, ALIC entered into an agreement with Kennett Capital, Inc. (“Kennett”), an unconsolidated affiliate of ALIC, whereby ALIC sold to Kennett $100 million 5.06% surplus notes due July 1, 2035 issued by ALIC Reinsurance Company (“ALIC Re”), a wholly owned subsidiary of ALIC.   As payment, Kennett issued a full recourse 4.86% note due July 1, 2035 to ALIC for the same amount.  As security for the performance of Kennett’s obligations under the agreement and note, Kennett granted ALIC a pledge of and security interest in Kennett’s right, title and interest in the surplus notes and their proceeds. Under the terms of the agreement, ALIC may sell and Kennett may choose to buy additional surplus notes, if and when additional surplus notes are issued.   The note due from Kennett is classified as other investments and the related surplus notes are classified as long-term debt in the Condensed Consolidated Statements of Financial Position.

3.    Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004

Premiums and contract charges
Direct	$516	$516	$1,570	$1,541
Assumed
Affiliate	5	4	13	13
Non-affiliate	7	2	20	6
Ceded—non-affiliate (1)	(149)	(137)	(447)	(403)

Premiums and contract charges, net of reinsurance	$379	$385	$1,156	$1,157

(1) Ceded non-affiliate is comprised of only premiums.

The effects of reinsurance on contract benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004

Contract benefits
Direct	$427	$430	$1,351	$1,261
Assumed
Affiliate	2	3	8	10
Non-affiliate	6	1	17	4
Ceded
Non-affiliate	(119)	(102)	(376)	(294)

Contract benefits, net of reinsurance	$316	$332	$1,000	$981

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

4.    Guarantees and Contingent Liabilities

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by their par value was $166 million at September 30, 2005.  The obligations associated with these fixed income securities expire at various times during the next seven years.

Lincoln Benefit Life Company (“LBL”), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program.  LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts.  At September 30, 2005, the amount due under the commercial paper program was $302 million and the cash surrender value of the policies was $307 million.  The repayment guarantee expires April 30, 2006.   In November of 2005, the Company received a request for the partial withdrawal of $248 million of the policyholder account value. The proceeds from these policies will be applied to the amount due under the commercial paper program.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2005.

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

Legal and Regulatory Proceedings and Inquiries

Background

The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business.  As background to the “Proceedings” sub-section below, please note the following:

•      These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise and, in some cases, the timing of their resolutions relative to other similar matters involving other companies; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

•      In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought include punitive damages.  Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings.  In our experience, monetary demands in pleadings bear little relation to the ultimate loss, if any, to the Company.

•      In connection with regulatory examinations and proceedings, government authorities may seek various forms of relief, including penalties, restitution, and changes in business practices.  The Company may not be advised of the nature and extent of relief sought until the final stages of the examination or proceeding.

•      For the reasons specified above, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection.  The Company reviews these matters on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•      In the opinion of the Company’s management, while the ultimate liability in some of the matters described below in the “Proceedings” subsection in excess of amounts currently reserved may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the consolidated financial condition of the Company.

Proceedings

Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided in the following paragraph.

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization.  AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims, and are seeking actual damages including benefits under Allstate employee benefit plans and payments provided in connection with the reorganization, as well as punitive damages.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC has been defending certain matters relating to its life agency program reorganization announced in 2000. These matters have been the subject of an investigation by the EEOC with respect to allegations of age discrimination and retaliation and conciliation discussions between AIC and the EEOC.   The outcome of these disputes is currently uncertain.

The Company has resolved through mediation and settlement all but one of its lawsuits brought by plaintiffs challenging trading restrictions the Company adopted in an effort to limit market-timing activity in its variable annuity sub-accounts.  In the one lawsuit the Company is still defending, the plaintiff seeks a variety of remedies including monetary and equitable relief.  The Company has been vigorously defending this matter, but the outcome is currently uncertain.

The Company is currently undergoing periodic market conduct examinations by state insurance regulators.  Regulators are focusing, as they have with other insurers, on the Company’s compliance with the state’s replacement sales and record-keeping processes with regard to life insurance and annuities among other issues.  The ultimate outcome of these examinations is currently uncertain.

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

5.  Other Comprehensive Income

The components of other comprehensive (loss) income on a pretax and after-tax basis are as follows:

	Three months ended September 30,
	2005			2004
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding (losses) gains arising during the period, net of related offsets	$(521)	$182	$(339)	$494	$(173)	$321
Less: reclassification adjustments	(64)	22	(42)	(53)	19	(34)

Other comprehensive (loss) income	$(457)	$160	(297)	$547	$(192)	355

Net income			159			76
Comprehensive (loss) income			$(138)			$431

	Nine months ended September 30,
	2005			2004
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding losses arising during the period, net of related offsets	$(596)	$209	$(387)	$(156)	$54	$(102)
Less: reclassification adjustments	(45)	16	(29)	(109)	38	(71)

Other comprehensive loss	$(551)	$193	(358)	$(47)	$16	(31)

Net income			314			47
Comprehensive (loss) income			$(44)			$16

6.     Disposition

In the second quarter of 2005, the Company entered into negotiations to sell two of its wholly owned subsidiaries, Charter National Life Insurance Company (“Charter”) and Intramerica Life Insurance Company (“Intramerica”), and recognized an estimated loss on disposition of $5 million ($2 million, after-tax).   The estimated loss was reduced by $1 million in the third quarter of 2005 to $4 million ($1 million, after-tax).   In August 2005, the Company reached a definitive agreement to sell Charter and Intramerica.  The sale is pending regulatory approval and is expected to be completed prior to the end of the year.   Upon completion of the sale, existing assets will decrease by approximately $473 million ($116 million and $297 million are classified as reinsurance recoverables and separate accounts, respectively) and liabilities will decrease by approximately $449 million ($113 million and $297 million are classified as contractholder funds and separate accounts, respectively).  The Company expects to receive proceeds of approximately $25 million upon closing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company:

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”, an affiliate of The Allstate Corporation) as of September 30, 2005, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 7, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

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

HIGHLIGHTS

•      Revenues increased 16.0% and 15.7% in the third quarter and first nine months of 2005, respectively, compared to the same periods in the prior year.  The increases in both periods were due to higher net investment income, improved realized capital gains and losses and increased contract charges, partially offset by lower premiums.

•      Net income increased 109.2% in the third quarter of 2005 compared to the same period in the prior year.  The increase was primarily attributable to improved realized capital gains and losses, higher gross margin and lower taxes, partially offset by higher amortization of DAC.  Net income improved by $267 million in the first nine months of 2005 compared to the same period in the prior year due primarily to an unfavorable cumulative effect of a change in accounting principle of $175 million, after-tax, that was recorded in the prior year and improved realized capital gains and loses in the current year.

•      Investments increased 5.3% to $73.38 billion at September 30, 2005 compared to December 31, 2004, due primarily to increased contractholder funds and increased balances associated with securities lending.

•      Contractholder fund deposits declined to $1.64 billion and $8.18 billion for the third quarter and first nine months of 2005, respectively, compared to $3.39 billion and $9.72 billion for the third quarter and first nine months of 2004, respectively.

OPERATIONS

We are pursuing the following actions and strategies to improve return on equity: maintaining and developing focused top-tier products, deepening distribution partner relationships, improving our cost structure, advancing our enterprise risk management program and leveraging the strength of the Allstate brand name across products and distribution channels.  The execution of our business strategies has and may continue to involve simplifying our business model by changing the number and selection of products being marketed, for example, through such actions as our previously announced exit from the guaranteed investment contract market and the long-term care product market and the sale of our direct response distribution business in 2004; terminating underperforming distribution relationships; merging or disposing of unnecessary and/or non-strategic legal entities, such as the merger of Glenbrook Life and Annuity Company in 2005 and the pending sales of two legal entities for which the anticipated losses are reflected in the current year financial statements; reducing policy administration software systems; and other actions that we may determine are appropriate to successfully execute our business strategies.

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

The following table summarizes premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Premiums
Traditional life	$60	$71	$181	$220
Immediate annuities with life contingencies	37	66	160	209
Other	7	4	18	14
Total premiums	104	141	359	443

Contract charges
Interest-sensitive life	184	170	542	491
Fixed annuities	16	13	49	41
Variable annuities	75	61	206	182
Total contract charges	275	244	797	714
Total premiums and contract charges	$379	$385	$1,156	$1,157

The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Premiums
Allstate agencies	$51	$67	$184	$194
Independent agents	31	10	58	41
Specialized brokers	22	51	115	165
Other	—	13	2	43
Total premiums	104	141	359	443

Contract charges
Allstate agencies	129	115	388	344
Independent agents	66	60	185	177
Broker dealers	59	50	165	147
Banks	14	11	37	25
Specialized brokers	6	7	20	19
Other	1	1	2	2
Total contract charges	275	244	797	714
Total premiums and contract charges	$379	$385	$1,156	$1,157

Total premiums declined 26.2% and 19.0% in the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004.  In both periods, the decline was due to lower premiums on immediate annuities with life contingencies and traditional life products.

Contract charges increased 12.7% and 11.6% in the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004.  These increases were primarily due to higher contract charges on interest-sensitive life, variable annuities and, to a lesser extent, fixed annuities.  The increases in the interest-sensitive life contract charges were attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits.  Higher variable annuity contract charges were primarily the result of higher account values and participation fees.  Fixed annuity contract charges for the third quarter and first nine months of 2005 reflect higher surrender charges compared with the same periods in the prior year.

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

The following table shows the changes in contractholder funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Contractholder funds, beginning balance	$57,328	$49,365	$53,939	$44,914

Impact of adoption of SOP 03-1(1)	—	—	—	421

Deposits
Fixed annuities (immediate and deferred)	1,190	2,114	4,463	4,965
Institutional products (primarily funding agreements)	—	852	2,423	3,452
Interest-sensitive life	342	323	980	932
Variable annuity and life deposits allocated to fixed accounts	107	102	313	373
Total deposits	1,639	3,391	8,179	9,722

Interest credited	599	488	1,726	1,395

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(909)	(820)	(2,202)	(1,915)
Benefits	(247)	(189)	(717)	(521)
Surrenders and partial withdrawals	(1,013)	(673)	(2,876)	(1,924)
Contract charges	(163)	(155)	(482)	(442)
Net transfers to separate accounts	(94)	(94)	(249)	(328)
Fair value hedge adjustments for institutional products	(64)	66	(237)	(46)
Other adjustments	22	(3)	17	100
Total maturities, benefits, withdrawals and other adjustments	(2,468)	(1,868)	(6,746)	(5,076)

Contractholder funds, ending balance	$57,098	$51,376	$57,098	$51,376

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

Contractholder deposits decreased 51.7% and 15.9% in the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004.  The declines in both periods were the result of lower deposits on institutional products and fixed annuities.  Fixed annuity deposits declined 43.7% and 10.1% in the third quarter and first nine months of 2005, respectively, due to lower deposits on traditional fixed annuities, partially offset by increased deposits on equity-indexed annuities.  The declines in traditional fixed annuities were primarily due to lower consumer demand and our continued focus on achieving higher returns.  Increases in short-term interest rates without corresponding increases in longer term rates have generally reduced the competitiveness of fixed annuity products relative to shorter term deposit products such as money market funds and certificates of deposit.  A continuation of this environment will impact the level of expected fixed annuity deposits.  We have prioritized the allocation of fixed income investments to support sales of retail products with the best sustainable growth and contribution to margins and to maintain our retail market presence.  There were no sales of institutional products during the current quarter.  Our institutional business sales remain opportunistic.  Average contractholder funds increased 13.6% in the third quarter and 14.8% in the first nine months of 2005 compared to the same periods of 2004.

Surrenders and partial withdrawals increased 50.5% in the third quarter and 49.5% in the first nine months of 2005 compared to the same periods of 2004 reflecting an annualized withdrawal rate of 9.2% for the third quarter and 9.1% for the first nine months of 2005 based on the beginning of period contractholder funds balance excluding institutional product reserves.  This compares to an annualized withdrawal rate of 7.1% for the third quarter and 7.7% for the first nine months of 2004.  These increases were primarily attributable to higher surrenders of market value adjusted annuities as a portion of these contracts entered a 30-45 day window in which there were no surrender charges or market value adjustments during the period.  Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts.

Separate accounts liabilities represent contractholders’ claims to the related separate accounts assets.  Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies.

The following table shows the changes in separate accounts liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Separate accounts liabilities, beginning balance	$14,341	$13,564	$14,377	$13,425

Impact of adoption of SOP 03-1(1)	—	—	—	(204)

Variable annuity and life deposits	486	361	1,414	1,322
Variable annuity and life deposits allocated to fixed accounts	(107)	(102)	(313)	(373)
Net deposits	379	259	1,101	949
Investment results	613	(152)	691	209
Contract charges	(73)	(64)	(209)	(189)
Net transfers from fixed accounts	94	94	249	328
Surrenders and benefits	(448)	(388)	(1,303)	(1,205)
Separate accounts liabilities, ending balance	$14,906	$13,313	$14,906	$13,313

(1)   The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

Separate accounts liabilities increased as of September 30, 2005 compared to December 31, 2004.  The increase was attributable to net deposits, positive investment results and transfers from fixed accounts more than offsetting surrenders and benefits and contract charges.  Net variable annuity and life deposits increased 46.3% and 16.0% in the third quarter and first nine months of 2005.  Variable product deposits may vary with equity market conditions and consumer preferences related to our product features.  Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option.  The level of this activity is reflected above in the deposits allocated to fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts.  The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

Net investment income increased 13.8% in the three months ended September 30, 2005 and 14.1% in the first nine months of 2005 compared to the same periods of 2004.   The increases in both periods were primarily due to the effect of higher portfolio balances.  Portfolio yields increased slightly in the third quarter of 2005 compared to the same period in the prior year but were unchanged in the nine-month period.  Portfolio balances as of September 30, 2005 increased 5.3% from December 31, 2004 due primarily to increased contractholder funds and increased balances associated with securities lending.

Net income analysis is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Premiums	$104	$141	$359	$443
Contract charges	275	244	797	714
Net investment income	942	828	2,745	2,406
Periodic settlements and accruals on non-hedge derivative instruments (1)	14	15	49	33
Contract benefits	(316)	(332)	(1,000)	(981)
Interest credited to contractholder funds(2)	(578)	(481)	(1,671)	(1,372)
Gross margin	441	415	1,279	1,243

Amortization of DAC and DSI	(125)	(107)	(352)	(332)
Operating costs and expenses	(99)	(104)	(325)	(329)
Income tax expense	(63)	(69)	(179)	(205)
Realized capital gains and losses, after-tax	17	(34)	33	(95)
DAC and DSI amortization relating to realized capital gains and losses, after-tax	(2)	(15)	(106)	(28)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(10)	(10)	(32)	(21)
Loss on disposition of operations, after-tax	—	—	(4)	(11)
Cumulative effect of change in accounting principle, after-tax	—	—	—	(175)
Net income	$159	$76	$314	$47

(1)   Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)   Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $11 million and $4 million in the three months ended September 30, 2005 and 2004, respectively, and $65 million and $25 million in the first nine months of 2005 and 2004, respectively.

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

The components of gross margin are reconciled to the corresponding financial statement line items in the following tables.

	Three Months Ended September 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2005	2004 (3)	2005	2004 (3)	2005	2004 (3)	2005	2004
Premiums	$—	$—	$104	$141	$—	$—	$104	$141
Contract charges	—	—	156	138	119	106	275	244
Net investment income	942	828	—	—	—	—	942	828
Periodic settlements and accruals on non-hedge derivative instruments (1)	14	15	—	—	—	—	14	15
Contract benefits	(134)	(132)	(182)	(200)	—	—	(316)	(332)
Interest credited to contractholder funds(2)	(578)	(481)	—	—	—	—	(578)	(481)

	$244	$230	$78	$79	$119	$106	$441	$415

	Nine Months Ended September 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2005	2004 (3)	2005	2004 (3)	2005	2004 (3)	2005	2004
Premiums	$—	$—	$359	$443	$—	$—	$359	$443
Contract charges	—	—	459	403	338	311	797	714
Net investment income	2,745	2,406	—	—	—	—	2,745	2,406
Periodic settlements and accruals on non-hedge derivative instruments (1)	49	33	—	—	—	—	49	33
Contract benefits	(397)	(388)	(603)	(593)	—	—	(1,000)	(981)
Interest credited to contractholder funds(2)	(1,671)	(1,372)	—	—	—	—	(1,671)	(1,372)
	$726	$679	$215	$253	$338	$311	$1,279	$1,243

(1)   Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)   Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $11 million and $4 million in the three months ended September 30, 2005 and 2004, respectively, and $65 million and $25 million in the first nine months of 2005 and 2004, respectively.

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

Gross margin increased 6.3% in the third quarter of 2005 and increased 2.9% in the first nine months of 2005 compared to the same periods of 2004.  The increases in both periods were the result of higher investment margin and contract charges and fees, partially offset by a lower benefit margin.

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

Investment margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Annuities	$171	$161	$504	$465
Life insurance	41	37	133	122
Institutional products	32	32	89	92
Total investment margin	$244	$230	$726	$679

Investment margin increased 6.1% in the third quarter of 2005 and 6.9% in the first nine months of 2005 compared to the same periods of 2004 due primarily to higher average contractholder funds.  As of September 30, 2005, 73% of our interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity indexed annuities, have a guaranteed crediting rate of 3% or higher.  Of these contracts, 80% have crediting rates that are at the minimum as of September 30, 2005.  For all interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity indexed annuities, the approximate difference between the weighted average crediting rate and the average guaranteed crediting rate was 48 basis points as of September 30, 2005 compared to 49 basis points as of June 30, 2005.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	6.2%	6.4%	4.6%	4.8%	1.6%	1.6%
Fixed annuities – deferred annuities	5.4	5.8	3.8	4.1	1.6	1.7
Fixed annuities – immediate annuities with and without life contingencies	7.3	7.6	6.7	6.8	0.6	0.8
Institutional	5.0	3.1	3.9	2.1	1.1	1.0
Investments supporting capital, traditional life and other products	6.5	7.0	N/A	N/A	N/A	N/A

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	6.3%	6.5%	4.7%	4.8%	1.6%	1.7%
Fixed annuities – deferred annuities	5.5	5.8	3.8	4.1	1.7	1.7
Fixed annuities – immediate annuities with and without life contingencies	7.4	7.6	6.7	6.9	0.7	0.7
Institutional	4.4	3.0	3.4	2.0	1.0	1.0
Investments supporting capital, traditional life and other products	6.8	7.0	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	Nine Months Ended September 30,
(in millions)	2005	2004
Fixed annuities – immediate annuities with life contingencies	$7,847	$7,617
Other life contingent contracts and other	3,951	3,393
Reserve for life-contingent contract benefits	$11,798	$11,010

Interest-sensitive life	$8,014	$7,056
Fixed annuities – deferred annuities	33,383	29,357
Fixed annuities – immediate annuities without life contingencies	3,429	3,110
Institutional	11,827	11,276
Market value adjustments related to derivative instruments and other	445	577
Contractholder funds	$57,098	$51,376

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

Benefit margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004(1)	2005	2004(1)
Life insurance	$94	$98	$270	$292
Annuities	(16)	(19)	(55)	(39)
Total benefit margin	$78	$79	$215	$253

(1) The prior period has been restated to conform to the current period presentation.

Benefit margin declined 1.3% in the third quarter of 2005 and 15.0% in the first nine months of 2005 compared to the same periods of 2004.  The decline in the third quarter was due primarily to the absence of margin on certain products resulting from the disposal of our direct response distribution business in the prior year, partially offset by improved mortality experience on immediate annuities with life contingences.  The decline for the nine month period was primarily driven by the disposal of our direct response business and unfavorable mortality experience on immediate annuities with life contingences, partially offset by growth of our in-force business.  In addition, the nine-month period was unfavorably impacted by an increase in the reserve for guarantees related to variable contracts of $9 million that resulted from our annual comprehensive evaluation of the assumptions used in our valuation models, partially offset by better than anticipated equity market performance.  The evaluation resulted in a refined measurement of exposure.  There was no comparable 2004 adjustment to reserves for variable contract guarantees, because the reserves were established in the first quarter of 2004 as part of the cumulative effect of the change in accounting for such guarantees.

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

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 16.8% or $18 million in the three months ended September 30, 2005 and 6.0% or $20 million in the first nine months of 2005 compared to the same periods of 2004 as a result of higher gross margin.  DAC and DSI amortization related to realized capital gains and losses, after-tax, decreased $13 million in the third quarter and increased $78 million in the first nine months of 2005 compared to the same periods in the prior year.   The increase in the nine-month period was due to increased realized capital gains on investments supporting certain fixed annuities.

In the first quarter of 2005, we performed our annual comprehensive evaluation of the assumptions used in our valuation models for all investment products, including variable and fixed annuities and interest-sensitive and variable life products, which resulted in net DAC and DSI amortization acceleration of $7 million (commonly referred to as “DAC and DSI unlocking”).  The DAC and DSI unlocking includes amortization acceleration on fixed annuities of $62 million and $3 million on interest-sensitive and variable life products, partially offset by amortization deceleration on variable annuities of $58 million.  The amortization acceleration on fixed annuities was primarily due to higher than expected lapses on market value adjusted annuities and faster than anticipated investment portfolio yield declines.  The amortization deceleration on variable annuities was mostly attributable to better than anticipated equity market performance and persistency.

In the prior year, the comparable DAC and DSI unlocking was a net acceleration of amortization of $0.5 million, which included deceleration of amortization related to interest-sensitive life and acceleration of amortization related to fixed annuities.

Operating costs and expenses declined slightly in the three months and nine months ended September 30, 2005 compared to the same periods in the prior year.  The following table summarizes operating costs and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Non-deferrable acquisition costs	$39	$36	$115	$105
Other operating costs and expenses	60	68	210	224
Total operating costs and expenses	$99	$104	$325	$329

Non-deferrable acquisition costs for the third quarter of 2005 increased 8.3% and increased 9.5% in the first nine months of 2005 compared to the same periods in the prior year as a result of higher premium taxes and non-deferrable commissions.  The decline in other operating costs and expenses in the third quarter of 2005 compared to the same period in the prior year was attributable to lower employee and technology expenses and the effect of a change in the financial statement classification of a reinsurance ceding allowance.  In the nine-month period, the effect of expense reimbursements in 2004 related to our direct response distribution business that was sold in 2004 partially offset the variances described for the third quarter.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at September 30, 2005 is presented in the table below.

(in millions)	Investments	Percent to total

Fixed income securities (1)	$62,419	85.1%
Mortgage loans	7,836	10.7
Equity securities	297	0.4
Short-term	1,404	1.9
Policy loans	723	1.0
Other	697	0.9
Total	$73,376	100.0%

(1)   Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $59.9 billion.

Total investments increased to $73.38 billion at September 30, 2005 from $69.69 billion at December 31, 2004, due primarily to increased contractholder funds and increased balances associated with securities lending.

Total investments at amortized cost related to collateral, due to securities lending and other security repurchase and resale transactions, increased to $3.65 billion at September 30, 2005, from $2.93 billion at December 31, 2004.

At September 30, 2005, 93.9% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income and equity securities at September 30, 2005 were $2.56 billion, a decrease of $775 million or 23.2% since December 31, 2004.  The net unrealized gain for the fixed income portfolio totaled $2.55 billion, comprised of $2.91 billion of unrealized gains and $358 million of unrealized losses at September 30, 2005.  This is compared to a net unrealized gain for the fixed income portfolio totaling $3.33 billion at December 31, 2004, comprised of $3.49 billion of unrealized gains and $163 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2005, $309 million or 86.3% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment.  Of the remaining $49 million of losses in the fixed income portfolio, $40 million or 81.6% were in the corporate fixed income portfolio, and $9 million or 18.4% were in the asset-backed securities portfolio.  The $40 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the consumer goods, financial services, communications, and transportation sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.  Approximately $20.4 million of the total gross unrealized losses in the corporate fixed income portfolio were associated with the automobile industry, which includes direct debt issuances of automobile manufacturers, captive automotive financing companies and automobile parts and equipment suppliers, which are reported in the consumer goods and financial services sectors.  Values in the automobile industry were primarily depressed due to company specific conditions.  Additionally, approximately $6 million of the total gross unrealized losses in the corporate fixed income portfolio and $7 million of the total gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were depressed due to company or issue specific conditions and economic issues, including fuel costs.  We expect eventual recovery of these securities.  Every security was included in our portfolio monitoring process.

The gross and net unrealized gain for the common and non-redeemable preferred stock portfolio totaled $9 million at both September 30, 2005 and December 31, 2004.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

	September 30, 2005			December 31, 2004
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$108	$117	0.2%	$71	$71	0.1%
Restructured	—	—	—	43	46	0.1
Potential problem	139	158	0.2	168	179	0.3
Total net carrying value	$247	$275	0.4%	$282	$296	0.5%
Cumulative write-downs recognized (1)	$228			$231

(1) Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced an increase in the amortized cost of fixed income securities categorized as problem as of September 30, 2005 compared to December 31, 2004.  The increase was primarily related to the addition of securities to the problem category as a result of company specific issues, including the third quarter bankruptcy filings of certain airlines.  The decrease in the amortized cost of fixed income securities categorized as restructured and potential problem as of September 30, 2005 compared to December 31, 2004 was primarily related to dispositions.  Dispositions included sales, where specific developments caused a change in our outlook and intent to hold the security, and calls.

We also evaluated each of these securities through our portfolio monitoring process at September 30, 2005 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004

Write-downs	$(9)	$(27)	$(22)	$(72)
Dispositions	22	1	120	(11)
Valuation of derivative instruments	(32)	(22)	(101)	(60)
Settlement of derivative instruments	45	(4)	54	(4)
Realized capital gains and losses, pretax	26	(52)	51	(147)
Income tax (expense) benefit	(9)	18	(18)	52
Realized capital gains and losses, after-tax	$17	$(34)	$33	$(95)

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

Because of changes in existing market conditions and asset return assumptions, certain changes are planned within the investment portfolio impacting approximately $118 million of securities at the end of the third quarter of 2005.  These changes result from continued asset-liability management strategies, on-going comprehensive reviews of our portfolios, and changes being made to our strategic asset allocations.  Approximately $80 million of these securities were in an unrealized loss position, and, therefore, with the change in our intent to hold these investments, we recognized $4 million of anticipated disposition write-downs during the quarter.

In the first quarter of 2005, because of an anticipated rise in interest rates, as well as changes in existing market conditions and long term asset return assumptions, certain changes were planned within various portfolios.  These included continued asset-liability management strategies; on-going comprehensive reviews of our portfolios; and changes being made to our strategic asset allocations, including a decision to pursue yield enhancement strategies.  At that time, we identified, in total, approximately $1.3 billion of securities we would consider selling to achieve these objectives.  Of that $1.3 billion, approximately $1.1 billion of securities were in an unrealized loss position, for which we recognized $29 million of write-downs due to a change in intent to hold these securities until recovery.  Of the $1.1 billion of securities with write-downs in the first quarter, $185 million with write-downs of $5 million have been sold and we continue to consider selling approximately $11 million with write-downs of $1 million.  The remaining $907 million of securities with write-downs of $23 million have been re-designated as being held to recovery within the available-for-sale category, primarily as a consequence of a lower than expected interest rate environment.  The difference between the current carrying value and par value of the re-designated securities will be recognized in net investment income over the remaining life of the securities, pursuant to the guidance in Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and debt, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

(in millions)	September 30, 2005	December 31, 2004
Redeemable preferred stock	$5	$5
Common stock, retained earnings and other Shareholder’s equity items	5,522	5,291
Accumulated other comprehensive income	655	1,013
Total shareholder’s equity	6,182	6,309
Debt	186	104
Total capital resources	$6,368	$6,413

Shareholder’s equity declined in the first nine months of 2005 when compared to December 31, 2004, due to decreases in unrealized net capital gains on investments and dividends, partially offset by net income.  The Company paid dividends of $50 million to Allstate Insurance Company (“AIC”, the Company’s parent) in the first nine months of 2005.  In addition, a dividend of $16 million was recorded in connection with the purchase of fixed income securities from AIC and a non-cash dividend of $15 million was recorded as a result of the settlement of certain reinsurance transactions with an unconsolidated affiliate (see Note 2 to the condensed consolidated financial statements).

Debt increased $82 million as of September 30, 2005 compared to December 31, 2004 as a result of the issuance of 5.06% surplus notes due July 1, 2035 by ALIC Reinsurance Company (“ALIC Re”), a wholly owned subsidiary of ALIC (see Note 2 to the condensed consolidated financial statements) partially offset by the redemption of mandatory redeemable preferred stock.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, AIC’s ratings and other factors.  There have been no changes to our insurance financial strength ratings since December 31, 2004.

In connection with developments at AIC, in October 2005, Standard & Poor’s affirmed the AA insurance financial strength ratings of the Company and our rated affiliates, with a revised rating outlook of ‘Negative’ (from ‘Stable’).  Also in October 2005, Moody’s affirmed the Aa2 insurance financial strength ratings of the Company and our rated affiliates.  Furthermore, in November 2005, A.M. Best affirmed the A+ insurance financial strength ratings of the Company and our rated affiliates.

Liquidity Sources and Uses  As reflected in our Condensed Consolidated Statements of Cash Flows, higher operating cash flows in the first nine months of 2005 when compared to the first nine months of 2004 primarily related to higher investment income, partially offset by higher policy benefits and lower premiums.  Cash flows used in investing activities decreased in the first nine months of 2005 due to lower cash flows from financing activities, partially offset by higher cash flows from operating activities.

Lower cash flow from financing activities during the first nine months of 2005 when compared to the first nine months of 2004 reflect lower institutional and fixed annuity contractholder fund deposits, higher fixed annuity withdrawals, including increased surrenders of market value adjusted annuities, and institutional product maturities.  For quantification of the changes in contractholder funds, see the operations section of the MD&A.

We have access to additional borrowing to support liquidity through the Corporation as follows:

•     A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2005, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

•     A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements.  This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings during the first nine months of 2005. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

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

A decrease in our financial strength ratings may have an adverse effect on our competitive position.

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business.  On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer’s control.  The insurance financial strength ratings of both AIC and ALIC are A+, AA and Aa2 from A.M. Best, Standard and Poor’s and Moody’s, respectively.  Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured.  A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

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

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

Our ability to manage the investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates.  As interest rates decrease or remain at low levels, proceeds from investments that have matured or that have been prepaid or sold may be reinvested at lower yields, reducing investment margin.  Lowering interest-crediting rates can offset decreases in investment margin on some products.  However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields.  Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products.  Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits.  Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when the investment asset values are lower as a result of the increase in interest rates.  For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields.  We may react to market conditions by increasing crediting rates, which could narrow spreads.  Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Allstate Life Insurance Company
(Registrant)

November 7, 2005	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of the Registrant)

Exhibit No.	Description

10.1	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company, effective July 1, 2005.

10.2	Surplus Note Purchase Agreement between Allstate Life Insurance Company and Kennett Capital, Inc., effective August 1, 2005.

10.3	Pledge and Security Agreement between Allstate Life Insurance Company and Kennett Capital, Inc., effective August 1, 2005.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 7, 2005, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1