Form 10-K
period 2005-12-31
ALLSTATE LIFE INSURANCE CO
filed 2006-03-13
CIK 352736

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                    FORM 10-K

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 402-5000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934: COMMON STOCK, PAR VALUE $227.00 PER SHARE

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT.

                                 YES / / NO /X/

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES ACT.

                                 YES / / NO /X/

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES /X/ NO / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12b-2 OF THE EXCHANGE ACT.

    LARGE ACCELERATED FILER       ACCELERATED FILER      NON-ACCELERATED FILER
              / /                        / /                      /X/

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

                                 YES / / NO /X/

NONE OF THE COMMON EQUITY OF THE REGISTRANT IS HELD BY NON-AFFILIATES. THEREFORE, THE AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT IS ZERO.

AS OF MARCH 10, 2006, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE INSURANCE COMPANY.

                         ALLSTATE LIFE INSURANCE COMPANY
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2005

                                                                                                          PAGE
PART I

Item 1.    Business                                                                                          1
Item 1A.   Risk Factors                                                                                      5
Item 2.    Properties                                                                                        5
Item 3.    Legal Proceedings                                                                                 5
Item 4.    Submission of Matters to a Vote of Security Holder *                                            N/A

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases           6
           of Equity Securities
Item 6.    Selected Financial Data                                                                           7
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations             8
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                       47
Item 8.    Financial Statements and Supplementary Data                                                      48
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             91
Item 9A.   Controls and Procedures                                                                          91
Item 9B.   Other Information                                                                                91

PART III

Item 10.   Directors and Executive Officers of the Registrant *                                            N/A
Item 11.   Executive Compensation *                                                                        N/A
Item 12.   Security Ownership of Certain Beneficial Owners and Management *                                N/A
Item 13.   Certain Relationships and Related Transactions *                                                N/A
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
           Financial Statement Schedules                                                                   S-1

           * Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS

     Allstate Life Insurance Company was organized in 1957 as a stock life insurance company under the laws of the State of Illinois. Allstate Life Insurance Company, together with its subsidiaries, provides life insurance, retirement and investment products for individual and institutional customers. It conducts substantially all of its operations directly or through wholly owned U.S. subsidiaries. In this document, we refer to Allstate Life Insurance Company as "Allstate Life" or "ALIC" and to Allstate Life and its wholly owned subsidiaries as the "Allstate Life Group" or the "Company."

     Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding stock of Allstate Insurance Company is owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware. In this document, we refer to Allstate Insurance Company as "AIC" and to The Allstate Corporation and its consolidated subsidiaries as "Allstate", the "Parent Group" or the "Corporation". The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate (R)" slogan, Allstate provides insurance products to more than 17 million households through a distribution network that utilizes a total of approximately 14,100 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2004 statutory premiums earned. In addition, it is the nation's 13th largest life insurance business on the basis of 2004 ordinary life insurance in force and 17th largest on the basis of 2004 statutory admitted assets.

     The Parent Group has four business segments, one of which is Allstate Financial. Allstate Financial, which is not a separate legal entity, is comprised of the Allstate Life Group together with other Parent Group subsidiaries that are not part of the Allstate Life Group. In addition to being one of the Parent Group's business segments, the name Allstate Financial has been used from time to time to refer collectively to the Allstate Life Group, the Allstate Bank and other Parent Group subsidiaries. This document describes the Allstate Life Group. It does not describe the entire group of companies that form the Allstate Financial segment of the Parent Group.

     In this annual report on Form 10-K, we occasionally refer to statutory financial information that has been prepared in accordance with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedure Manual. All domestic U.S. insurance companies are required to prepare statutory-basis financial statements in accordance with the Manual. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to publish financial statements on the basis of accounting principles generally accepted in the U.S. ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

PRODUCTS AND DISTRIBUTION

     The Allstate Life Group provides life insurance, retirement and investment products to individual and institutional customers. Our principal products are deferred and immediate fixed annuities, variable annuities, and interest-sensitive and traditional life insurance. Our principal institutional product is funding agreements backing medium-term notes. The table on page 2 lists our major distribution channels, with the associated products and targeted customers.

     As the table indicates, we sell products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies, independent agents, banks, broker-dealers, and specialized structured settlement brokers. We have distribution relationships with over half of the 75 largest banks, most of the national broker-dealers, a number of regional brokerage firms and many independent broker-dealers. We sell products through independent agents affiliated with approximately 175 master brokerage agencies. We sell funding agreements to unaffiliated trusts used to back medium-term notes issued to institutional and individual investors.

              DISTRIBUTION CHANNELS, PRODUCTS AND TARGET CUSTOMERS

DISTRIBUTION CHANNEL          PRIMARY PRODUCTS                                                TARGET CUSTOMERS
-------------------------------------------------------------------------------------------------------------------------
ALLSTATE EXCLUSIVE AGENCIES   Term life insurance                                             Moderate and
 (Allstate Exclusive Agents   Interest-sensitive life insurance                               middle-income consumers
            and               Variable life insurance                                         with retirement and
     Allstate Exclusive       Deferred fixed annuities (including indexed and market value    family financial
   Financial Specialists)     adjusted "MVAA")                                                protection needs
                              Immediate fixed annuities
                              Variable annuities

     INDEPENDENT AGENTS       Term life insurance                                             Affluent and
 (Through master brokerage    Interest-sensitive life insurance                               middle-income consumers
         agencies)            Variable life insurance                                         with retirement and
                              Deferred fixed annuities (including indexed and MVAA)           family financial
                              Immediate fixed annuities                                       protection needs
                              Variable annuities

           BANKS              Deferred fixed annuities (including indexed and MVAA)           Middle-income consumers
                              Variable annuities                                              with retirement needs
                              Single premium fixed life insurance

       BROKER-DEALERS         Deferred fixed annuities (including indexed and MVAA)           Affluent and
                              Variable annuities                                              middle-income consumers
                                                                                              with retirement needs

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

     The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2005, there were approximately 740 groups of life insurance companies in the United States, most of which offered one or more similar products. Based on information contained in statements filed with state insurance departments, as of December 31, 2004, the Allstate Life Group ranked 14th based on ordinary life insurance in force and 17th based on statutory admitted assets. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

     The Allstate Corporation's website for financial professionals, accessallstate.com, won DALBAR's Communications Seal beginning in 2004. The site attained DALBAR's highest designation of "Excellent" as of the second, third and fourth quarter of 2005 based on its overall quarterly rankings for Life Insurance/Annuity websites for Financial Professionals. DALBAR, Inc., an independent financial services research organization, recognized accessallstate.com for providing a means by which financial professionals can easily and conveniently develop and manage their business online.

GEOGRAPHIC MARKETS

     We sell life insurance, retirement and investment products throughout the United States. The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. We sell funding agreements in the United States and in the Cayman Islands.

     The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Life Group for the year ended December 31, 2005, based on information contained in statements filed with state insurance departments. Approximately 99.0% of the statutory premiums and annuity considerations generated in Delaware represent deposits received in connection with funding agreements sold to trusts domiciled in Delaware. No other jurisdiction accounted for more than five percent of the statutory premiums and annuity considerations.

                        Delaware             27.4%
                        California            8.6%
                        New York              7.1%
                        Florida               5.3%

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

     AGENT AND BROKER COMPENSATION. In 2005, several states considered new legislation or regulations regarding the compensation of agents and brokers by insurance companies. The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with customers. As of the end of the year, new disclosure requirements have been imposed in certain circumstances upon some agents and brokers in several states, including Texas.

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

     INVESTMENT REGULATION. Our insurance subsidiaries are subject to regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require divestiture of non-conforming investments. As of December 31, 2005, the investment portfolios of our insurance subsidiaries complied with such laws and regulations in all material respects.

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

OTHER INFORMATION

     We use the names "Allstate," "Lincoln Benefit Life" and variations of these names extensively in our business, along with related logos and slogans, such as "Goods Hands." Our rights in the United States to these names, logos and slogans continue so long as we continue to use them in commerce. Most of these service marks are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them by continued use.

     "Allstate" is one of the most recognized brand names in the U.S. According to independent market research conducted in 2004, "You're in Good Hands with Allstate" is recognized by 87% of consumers, making it the most recognized company tagline in the U.S.

ITEM 1A. RISK FACTORS

Information required for Item 1A is incorporated by reference to the discussion under the heading "Forward-Looking Statements and Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

     Our home office is part of the Parent Group's home office complex in Northbrook, Illinois. As of December 31, 2005, the complex consisted of several buildings totaling approximately 2.3 million square feet of office space on a 250-acre site. In addition, we operate from various administrative, data processing, claims handling and support facilities.

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

     The locations out of which the Parent Group exclusive agencies operate in the U.S. are normally leased by the agencies as lessees.

ITEM 3. LEGAL PROCEEDINGS

     Information required for Item 3 is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal and regulatory proceedings and inquiries" in Note 11 of the Consolidated Financial Statements.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     No established public trading market exists for Allstate Life's common stock. All of its outstanding common stock is owned by its parent, Allstate Insurance Company ("AIC"). All of the outstanding common stock of AIC is owned by The Allstate Corporation.

     From January 1, 2004 through March 10, 2006, Allstate Life paid the following amounts to AIC in the aggregate on the dates specified as dividends on its common stock:

              PAYMENT DATE                    AGGREGATE AMOUNT
              January 20, 2004                  $   75,000,000
              March 12, 2004                        25,000,000
              June 29, 2004                         25,000,000
              August 31, 2004                      150,000,000
              December 22, 2004                     24,430,115
              April 12, 2005                        25,000,000
              July 20, 2005                         25,000,000
              December 15, 2005                     49,350,136
              December 16, 2005                    100,000,000
              December 23, 2005                     61,000,000

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

     ITEM 6. SELECTED FINANCIAL DATA.

                                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                    5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(IN MILLIONS)                                         2005           2004           2003           2002          2001
                                                   ----------------------------------------------------------------------
CONSOLIDATED OPERATING RESULTS
Premiums                                        $       474    $       637    $       959    $     1,023     $    1,046
Contract charges                                      1,079            961            872            853            821
Net investment income                                 3,707          3,260          3,082          2,978          2,833
Realized capital gains and losses                        19            (11)           (84)          (422)          (207)
Total revenues                                        5,279          4,847          4,829          4,432          4,493
Income before cumulative effect of change in
 accounting principle, after-tax                        417            356            291            245            374
Cumulative effect of change in accounting
 principle, after-tax                                    --           (175)           (13)            --             (6)
Net income                                              417            181            278            245            368

CONSOLIDATED FINANCIAL POSITION
Investments                                     $    72,756    $    69,689    $    59,989    $    52,670     $   44,297
Total assets                                         95,022         90,401         78,812         68,846         62,622
Reserve for life-contingent contract benefits
 and contractholder funds                            70,071         65,142         55,394         48,591         40,933
Long-term debt                                          181            104             45             --             --
Shareholder's equity                                  6,008          6,309          6,429          6,362          5,397

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                            PAGE
      OVERVIEW ............................................................    8
      2005 HIGHLIGHTS .....................................................    8
      CONSOLIDATED NET INCOME .............................................    9
      APPLICATION OF CRITICAL ACCOUNTING POLICIES .........................    9
      OPERATIONS ..........................................................   12
      INVESTMENTS .........................................................   24
      MARKET RISK .........................................................   33
      CAPITAL RESOURCES AND LIQUIDITY .....................................   37
      REGULATION AND LEGAL PROCEEDINGS ....................................   42
      PENDING ACCOUNTING STANDARDS ........................................   42
      FORWARD-LOOKING STATEMENTS AND RISK FACTORS .........................   43

OVERVIEW

     The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as "we", "our", "us" or the "Company"). It should be read in conjunction with the 5-year summary of selected financial data, consolidated financial statements and related notes found under
Part II, Item 6 and Item 8 contained herein. We operate as a single segment entity, based on the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

     The most important factors that we monitor to evaluate the financial condition and performance of our Company include:

     - For operations: premiums, deposits, gross margin including investment and benefit margins, amortization of deferred policy acquisition costs, expenses, operating income, and invested assets;
     - For investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration;
     - For financial condition: our financial strength ratings and statutory capital levels and ratios; and
     - For product distribution: profitably growing distribution partner relationships and Allstate exclusive agencies sales of all products and services.

2005 HIGHLIGHTS

- Revenues increased 8.9% in 2005 compared to 2004. Higher net investment income, increased contract charges and higher net realized capital gains, were partially offset by lower premiums.
- Net income improved $236 million to $417 million in 2005 from $181 million in 2004 primarily due to a $175 million after-tax charge in 2004 for the cumulative effect of a change in accounting principle related primarily to guarantees on variable annuities.
- Investments including separate account assets as of December 31, 2005 increased 4.7% over December 31, 2004 primarily due to sales of fixed annuities and funding agreements.
- Contractholder fund deposits totaled $11.41 billion for 2005 compared to $13.08 billion in 2004. The decline of $1.67 billion was primarily the result of lower deposits on deferred fixed annuities and, to a lesser extent, institutional products.
- Return on average beginning and ending period shareholder's equity increased 4.0 points to 6.8% primarily due to the cumulative effect of a change in accounting principle that was included in net income for 2004.

   CONSOLIDATED NET INCOME

AS OF AND FOR THE YEARS ENDED DECEMBER 31,
(IN MILLIONS)                                                          2005          2004          2003
                                                                    ----------    ----------    ----------
REVENUES
Premiums                                                            $      474    $      637    $      959
Contract charges                                                         1,079           961           872
Net investment income                                                    3,707         3,260         3,082
Realized capital gains and losses                                           19           (11)          (84)
                                                                    ----------    ----------    ----------
Total revenues                                                           5,279         4,847         4,829

COSTS AND EXPENSES
Contract benefits                                                       (1,340)       (1,359)       (1,595)
Interest credited to contractholder funds                               (2,340)       (1,923)       (1,764)
Amortization of deferred policy acquisition costs                         (568)         (534)         (479)
Operating costs and expenses                                              (433)         (462)         (493)
                                                                    ----------    ----------    ----------
Total costs and expenses                                                (4,681)       (4,278)       (4,331)

Loss on disposition of operations                                           (7)          (24)          (45)
Income tax expense                                                        (174)         (189)         (162)
                                                                    ----------    ----------    ----------
Income before cumulative effect of change in accounting
   principle, after-tax                                                    417           356           291
Cumulative effect of change in accounting principle, after-tax              --          (175)          (13)
                                                                    ----------    ----------    ----------
NET INCOME                                                          $      417    $      181    $      278
                                                                    ==========    ==========    ==========

Investments                                                         $   72,756    $   69,689    $   59,989
Separate accounts assets                                                15,235        14,377        13,425
                                                                    ----------    ----------    ----------
Investments, including Separate accounts assets                     $   87,991    $   84,066    $   73,414
                                                                    ==========    ==========    ==========

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     We have identified four accounting policies that require us to make assumptions and estimates that are significant to the consolidated financial statements. It is reasonably likely that changes in these assumptions and estimates could occur from period to period and result in a material impact on our consolidated financial statements. A brief summary of each of these critical accounting policies follows. For a more detailed discussion of the effect of these policies on our consolidated financial statements, and the judgments and estimates related to these policies, see the referenced sections of the MD&A. For a complete summary of our significant accounting policies see Note 2 of the consolidated financial statements.

INVESTMENT VALUATION The fair value of publicly traded fixed income and equity securities is based on independent market quotations, whereas the fair value of non-publicly traded securities is based on either widely accepted pricing valuation models, which use internally developed ratings and independent third party data as inputs, or independent third party pricing sources. Factors used in our internally developed models, such as liquidity risk associated with privately-placed securities, are difficult to independently observe and quantify. Because of this, judgment is required in developing certain of these estimates and, as a result, the estimated fair value of non-publicly traded securities may differ from amounts that would be realized upon an immediate sale of the securities.

     For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities or cost for equity securities, net of deferred income taxes, is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when declines in fair values are deemed other than temporary. The assessment of other than temporary impairment of a security's fair value is performed on a portfolio review as well as a case-by-case basis considering a wide range of factors. For our portfolio review evaluations, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revision to strategic asset allocations and liquidity actions; and any dispositions planned by the portfolio managers. In these instances, we recognize impairment on securities being considered for these approved planned actions if the security is in an unrealized loss position. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including 1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than cost for equity securities or amortized cost for fixed income securities; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other than temporary, including 1) general economic conditions that are worse than previously assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information obtained which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since the majority of our portfolio is carried at fair value and as a result, any related unrealized loss, net of deferred acquisition costs, deferred sales inducement costs and related deferred tax, would already be reflected as a component of accumulated other comprehensive income in shareholder's equity.

     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 6 of the consolidated financial statements and the Investments, Market Risk, and Forward-looking Statements and Risk Factors sections of the MD&A.

DERIVATIVE INSTRUMENT HEDGE EFFECTIVENESS We primarily use derivative financial instruments to reduce our exposure to market risk and in conjunction with asset/liability management. The fair value of exchange traded derivative contracts is based on independent market quotations, whereas the fair value of non-exchange traded derivative contracts is based on either widely accepted pricing valuation models which use independent third party data as inputs or independent third party pricing sources.

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value, or foreign currency cash flow hedges. When designating a derivative as an accounting hedge, we formally document the hedging relationship, risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the assumptions used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the hedged transaction's variability in cash flows attributable to the hedged risk. We do not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, we confirm that the hedging instrument continues to be highly effective in offsetting the hedged risk. For further discussion of these policies and quantification of the impact of these estimates and assumptions, see Note 7 of the consolidated financial statements and the Investments, Market Risk, and Forward-looking Statements and Risk Factors sections of the MD&A.

DEFERRED POLICY ACQUISITION COST ("DAC") AMORTIZATION We incur significant costs in connection with acquiring business. In accordance with generally accepted accounting principles ("GAAP"), costs that vary with and are primarily related to acquiring business are deferred and recorded as an asset on the Consolidated Statements of Financial Position.

     DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment income and realized capital gains and losses, as well as to all other aspects of DAC are determined based upon conditions as of the date of policy issuance and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximate the estimated lives of the policies.

     DAC related to interest-sensitive life, fixed and variable annuities and other investment contracts is amortized in proportion to the incidence of the total present value of gross profits which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") earned over the estimated lives of the contracts. The amortization periods ranges from 15-30 years; however, estimates of customer surrender rates, partial withdrawals and deaths generally result in the majority of the DAC being amortized over the surrender charge period. AGP and EGP consist of the following components: benefit margins primarily from mortality, including guaranteed minimum death, income, withdrawal and accumulation benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

     DAC amortization for variable annuity and life contracts is estimated using stochastic modeling and is significantly impacted by the anticipated return on the underlying funds. Our long-term assumption of separate accounts fund performance, net of fees, was approximately 7% in 2005 and 8% in 2004 and 2003. Whenever actual separate accounts fund performance, based on the two most recent years, varies from the expectation, we project performance levels over the next five years such that the mean return over a seven-year period equals the long-term expectation. This process is referred to as "reversion to the mean" and is commonly used by the life insurance industry. Although the use of a reversion to the mean assumption is common within the industry, the parameters used in the methodology are subject to judgment and vary between companies. For example, when applying this assumption we do not allow the future mean rates of return including fees projected over the five-year period to exceed 12.75% or fall below 0%. We periodically evaluate the results of utilizing this process to confirm that it is reasonably possible that variable annuity and life fund performance will revert to the expected long-term mean within this time horizon. Revisions to EGPs result in changes in the cumulative amounts expensed as a component of amortization of DAC in the period in which the revision is made. This is commonly known as "DAC unlocking".

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

     For further discussion of these policies, see Note 8 of the consolidated financial statements and the Forward-looking Statements and Risk Factors section of the MD&A.

OPERATIONS

OVERVIEW AND STRATEGY We are a major provider of life insurance, retirement and investment products to individual and institutional customers. Our mission is to assist financial services professionals in meeting their clients' financial protection, retirement and investment needs by providing top-tier products delivered with reliable and efficient service.

     We are pursuing the following actions and strategies to improve return on equity: maintaining and developing focused top-tier products, deepening distribution partner relationships, improving our cost structure through scale and efficiencies, advancing our enterprise risk management program and leveraging the strength of the Allstate brand name across products and distribution channels. The execution of our business strategies has and may continue to involve simplifying our business model and focusing on those products and distribution relationships where we can secure strong leadership positions while generating acceptable returns. This may require modifying the number and selection of products marketed (for example, through such actions as our exit from the guaranteed investment contract market and the long-term care product market and the sale of our direct response distribution business in
2004); terminating underperforming distribution relationships; merging or disposing of non-strategic legal entities (such as the merger of Glenbrook Life and Annuity Company in 2005 and the planned sales of three legal entities); reducing policy administration software systems; and other actions that we may determine are appropriate to successfully execute our business strategies
(see also "Subsequent Event" in Note 3 to the consolidated financial statements).

     Our individual retail product line includes a wide variety of products designed to meet the financial protection, retirement and investment needs of our customers. Individual retail products include traditional life, interest-sensitive life, variable life, fixed and variable annuities and funding agreements backing retail medium-term notes. Individual retail products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies), and financial service firms such as banks, broker/dealers and specialized structured settlement brokers. Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

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

     The following table summarizes premiums and contract charges by product.

      (IN MILLIONS)                                      2005        2004(1)        2003(1)
                                                      ----------   ----------     ----------
      PREMIUMS
      Traditional life                                $      250   $      302     $      368
      Immediate annuities with life contingencies            197          316            413
      Other                                                   27           19            178
                                                      ----------   ----------     ----------
      TOTAL PREMIUMS                                         474          637            959

      CONTRACT CHARGES
      Interest-sensitive life                                734          663            621
      Fixed annuities                                         65           52             37
      Variable annuities                                     280          246            206
      Institutional products                                  --           --              8
                                                      ----------   ----------     ----------
      TOTAL CONTRACT CHARGES                               1,079          961            872
                                                      ----------   ----------     ----------

      TOTAL PREMIUMS AND CONTRACT CHARGES             $    1,553   $    1,598     $    1,831
                                                      ==========   ==========     ==========

----------
      (1) To conform to the current period presentation, certain prior year amounts have been reclassified.

         The following table summarizes premiums and contract charges by distribution channel.

      (IN MILLIONS)                                      2005         2004         2003
                                                      ----------   ----------   ----------
      PREMIUMS
      Allstate agencies                               $      256   $      273   $      226
      Independent agents                                      74           70           60
      Specialized brokers                                    141          243          390
      Other                                                    3           51          283
                                                      ----------   ----------   ----------
        TOTAL PREMIUMS                                       474          637          959
                                                      ----------   ----------   ----------
      CONTRACT CHARGES
      Allstate agencies                                      521          462          440
      Independent agents                                     253          235          212
      Broker dealers                                         223          199          172
      Banks                                                   53           35           15
      Specialized brokers                                     26           27           30
      Other                                                    3            3            3
                                                      ----------   ----------   ----------
        TOTAL CONTRACT CHARGES                             1,079          961          872
                                                      ----------   ----------   ----------
        TOTAL PREMIUMS AND CONTRACT CHARGES           $    1,553   $    1,598   $    1,831
                                                      ==========   ==========   ==========

     Total premiums decreased 25.6% in 2005 compared to 2004 due to lower premiums on immediate annuities with life contingencies and traditional life products. Premiums on immediate annuities with life contingencies declined primarily as a result of pricing actions taken to improve our returns on new business and reflect our current expectations of mortality. Our new pricing has led to a shift in our sales mix from immediate annuities with life contingencies to immediate annuities without life contingencies, which are accounted for as deposits rather than as premiums. The decline in traditional life premiums was primarily due to the absence of certain premiums in 2005 resulting from the disposal of our direct response distribution business in 2004.

     Total premiums decreased 33.6% in 2004 compared to 2003. The decrease was primarily due to the disposal of substantially all of our direct response distribution business, which resulted in lower other premiums and traditional life premiums. Additionally, 2004 reflected lower premiums on immediate annuities with life contingencies as underwriting actions taken in 2003 reduced the maximum premium received on individual contracts sold.

     Contract charges increased 12.3% in 2005 compared to 2004. The increase was due to higher contract charges on interest-sensitive life, variable annuities and, to a lesser extent, fixed annuities. The increase in the interest-sensitive life contract charges was attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits. Higher variable annuity contract charges were primarily the result of higher account values and participation fees. Fixed annuity contract charges in 2005 reflect higher surrender charges compared with the prior year.

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

     The following table shows the changes in contractholder funds.

(IN MILLIONS)                                                          2005          2004          2003
                                                                    ----------    ----------    ----------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE                             $   53,939    $   44,914    $   38,858

Impact of adoption of SOP 03-1(1)                                            -           421             -

DEPOSITS
Fixed annuities (immediate and deferred)                                 5,924         7,319         5,263
Institutional products (primarily funding agreements)                    3,773         3,987         2,713
Interest-sensitive life                                                  1,318         1,275           972
Variable annuity and life deposits allocated to fixed accounts             395           495           893
                                                                    ----------    ----------    ----------
Total deposits                                                          11,410        13,076         9,841

INTEREST CREDITED                                                        2,340         1,912         1,764

MATURITIES, BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS
Maturities of institutional products                                    (3,090)       (2,518)       (2,163)
Benefits                                                                  (972)         (714)         (492)
Surrenders and partial withdrawals                                      (4,203)       (2,718)       (2,200)
Contract charges                                                          (649)         (593)         (561)
Net transfers to separate accounts                                        (339)         (412)         (416)
Fair value hedge adjustments for institutional products                   (289)           45           131
Other adjustments                                                           43           526           152
                                                                    ----------    ----------    ----------
Total maturities, benefits, withdrawals and other adjustments           (9,499)       (6,384)       (5,549)
                                                                    ----------    ----------    ----------

CONTRACTHOLDER FUNDS, ENDING BALANCE                                $   58,190    $   53,939    $   44,914
                                                                    ==========    ==========    ==========

----------
(1) The increase in contractholder funds due to the adoption of Statement of Position No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1") reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds, the reclassification of deferred sales inducements ("DSI") from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income and other guarantees provided under fixed annuity, variable annuity and interest-sensitive life contracts.

     Lower contractholder deposits and increased surrenders and partial withdrawals as well as higher institutional product maturities contributed to a reduction in the growth rate of contractholder funds in 2005 compared to 2004. Average contractholder funds increased 13.9% in 2005 compared to a 17.5% increase in 2004.

     Contractholder deposits decreased 12.7% in 2005 compared to 2004 due to lower deposits on fixed annuities. Fixed annuity deposits declined 19.1% in 2005 as lower deposits on traditional deferred fixed annuities and market value adjusted annuities were partially offset by increased deposits on immediate annuities without life contingencies. The decline in fixed annuity deposits resulted from reduced consumer demand relative to certificates of deposit and other short-term investments due to increases in short-term interest rates without corresponding increases in longer term rates and pricing actions to increase fixed annuity product returns. A continuation of the current interest rate environment may limit the level of future fixed annuity deposits. Institutional product deposits decreased 5.4% in 2005 compared to 2004. Our institutional business sales remain opportunistic and, as such, institutional product deposits were intermittent during the year.

     Contractholder deposits increased 32.9% in 2004 compared to 2003 due primarily to greater issuances of fixed annuities, interest-sensitive life policies and retail and institutional funding agreements. Fixed annuity deposits increased 39.1% in 2004 compared to 2003 due to strong consumer demand, competitive pricing and effective distribution efforts in our bank channel. Institutional product deposits increased 43.8% in 2004 compared to 2003, largely due to favorable market conditions for our funding agreements and the broadening of our customer base through the development and launch of our new Securities and Exchange Commission ("SEC") registered program in the second quarter of 2004 and our new registered retail funding agreement program in the fourth quarter. The registered programs generated $1.74 billion of new funding agreement deposits during 2004 including $85 million in retail funding agreement deposits.

     Surrenders and partial withdrawals increased 54.6% in 2005 compared to 2004 driven mostly by higher surrenders of market value adjusted annuities due to a portion of these contracts entering a 30-45 day window in which there were no surrender charges or market value adjustments. The lack of surrender charges and market value adjustments combined with the interest rate environment, which included a relatively small difference between short-term and long-term interest rates, caused contractholders to choose competing short-term investment alternatives. The withdrawal rate for 2005, 2004 and 2003 was 10.0%, 7.8% and 7.4%, respectively, based on the beginning of period contractholder funds balance excluding institutional product reserves. Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts

SEPARATE ACCOUNTS LIABILITIES represent contractholders' claims to the related separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

(IN MILLIONS)                                                          2005          2004          2003
                                                                    ----------    ----------    ----------
SEPARATE ACCOUNTS LIABILITIES, BEGINNING BALANCE                    $   14,377    $   13,425    $   11,125

Impact of adoption of SOP 03-1(1)                                            -          (204)            -

Variable annuity and life deposits                                       1,877         1,763         2,284
Variable annuity and life deposits allocated to fixed accounts            (395)         (495)         (893)
                                                                    ----------    ----------    ----------
Net deposits                                                             1,482         1,268         1,391
Investment results                                                       1,060         1,348         2,393
Contract charges                                                          (283)         (256)         (220)
Net transfers from fixed accounts                                          339           412           416
Surrenders and benefits                                                 (1,740)       (1,616)       (1,680)
                                                                    ----------    ----------    ----------

SEPARATE ACCOUNTS LIABILITIES, ENDING BALANCE                       $   15,235    $   14,377    $   13,425
                                                                    ==========    ==========    ==========

----------
(1) The decrease in separate accounts due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds.

     Separate accounts liabilities increased 6.0% as of December 31, 2005 compared to December 31, 2004. This is compared to an increase of 7.1% as of December 31, 2004 compared to December 31, 2003. The decline in the rate at which separate accounts liabilities increased was primarily attributable to less favorable market performance and increased surrenders and benefits, partially offset by higher net deposits. Net variable annuity and life deposits increased 16.9% in 2005 compared to 2004 and declined 8.8% in 2004 compared to 2003. Variable product deposits vary with equity market conditions and consumer preferences related to our product features. Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option. The level of this activity is reflected above in the deposits allocated to fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

NET INVESTMENT INCOME increased 13.7% in 2005 compared to 2004 and 5.8% in 2004 compared to 2003. The increase in 2005 was primarily the result of increased portfolio balances and, to a lesser extent, increased yields on floating rate assets due to higher short-term interest rates and increased income on partnership interests, partially offset by lower yields on fixed income securities. In 2004, the increase compared to 2003 was due to higher portfolio balances partially offset by lower portfolio yields. Higher portfolio balances in both years resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, institutional funding agreements and interest-sensitive life policies. Investment balances as of December 31, 2005, increased 4.4% from December 31, 2004 and increased 16.2% as of December 31, 2004 compared to December 31, 2003. The decline in the rate at which investments increased in 2005 compared to 2004 was the result of a lesser increase in contractholder funds and a decline in unrealized capital gains on fixed income securities in 2005 compared with a slight increase in 2004. Changes in portfolio yields are primarily driven by purchases, including reinvestments, of fixed income securities with yields higher or lower than the current portfolio average as well as significant changes in short-term interest rates.

NET INCOME analysis is presented in the following table.

     (IN MILLIONS)                                           2005          2004          2003
                                                          ----------    ----------    ----------
     Premiums                                             $      474    $      637    $      959
     Contract charges                                          1,079           961           872
     Net investment income                                     3,707         3,260         3,082
     Periodic settlements and accruals on non-hedge
       derivative instruments (1)                                 63            49            23
     Contract benefits                                        (1,340)       (1,359)       (1,595)
     Interest credited to contractholder funds(2)             (2,266)       (1,878)       (1,764)
                                                          ----------    ----------    ----------
     Gross margin                                              1,717         1,670         1,577

     Amortization of DAC and DSI                                (484)         (441)         (433)
     Operating costs and expenses                               (433)         (462)         (493)
     Income tax expense                                         (249)         (265)         (233)
     Realized capital gains and losses, after-tax                 12            (8)          (54)
     DAC and DSI amortization relating to realized
       capital gains and losses, after-tax                      (103)          (89)          (30)
     Reclassification of periodic settlements and
       accruals on non-hedge derivative
       instruments, after-tax                                    (40)          (32)          (15)
     Loss on disposition of operations, after-tax                 (3)          (17)          (28)
     Cumulative effect of change in accounting
       principle, after-tax                                        -          (175)          (13)
                                                          ----------    ----------    ----------
     NET INCOME                                           $      417    $      181    $      278
                                                          ==========    ==========    ==========

----------
     (1) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Consolidated Statements of Operations and Comprehensive Income.
     (2) Beginning in 2004, Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $74 million and $45 million in 2005 and 2004, respectively. Prior periods have not been restated.

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

                                                                     2005
                                 ---------------------------------------------------------------------------
                                    INVESTMENT            BENEFIT        CONTRACT CHARGES        GROSS
                                      MARGIN              MARGIN             AND FEES            MARGIN
                                 ----------------    ----------------    -----------------  ----------------
(IN MILLIONS)
Premiums                         $             --    $            474    $             --   $            474
Contract charges                               --                 621                 458              1,079
Net investment income                       3,707                  --                  --              3,707
Periodic settlements and
  accruals on non-hedge
  derivative instruments (1)                   63                  --                  --                 63
Contract benefits                            (529)               (811)                 --             (1,340)
Interest credited to
  contractholder funds (2)                 (2,266)                 --                  --             (2,266)
                                 ----------------    ----------------    ----------------   ----------------
                                 $            975    $            284    $            458   $          1,717
                                 ================    ================    ================   ================

                                                                    2004(3)
                                 ---------------------------------------------------------------------------
                                    INVESTMENT            BENEFIT            CONTRACT            GROSS
                                      MARGIN              MARGIN         CHARGES AND FEES        MARGIN
                                 ----------------    ----------------    -----------------  ----------------
(IN MILLIONS)
Premiums                         $             --    $            637    $             --   $            637
Contract charges                               --                 539                 422                961
Net investment income                       3,260                  --                  --              3,260
Periodic settlements and
  accruals on non-hedge
  derivative instruments (1)                   49                  --                  --                 49
Contract benefits                            (530)               (829)                 --             (1,359)
Interest credited to
  contractholder funds (2)                 (1,878)                 --                  --             (1,878)
                                 ----------------    ----------------    ----------------   ----------------
                                 $            901    $            347    $            422   $          1,670
                                 ================    ================    ================   ================

                                                                    2003(3)
                                 ---------------------------------------------------------------------------
                                    INVESTMENT            BENEFIT            CONTRACT            GROSS
                                      MARGIN              MARGIN         CHARGES AND FEES        MARGIN
                                 ----------------    ----------------    -----------------  ----------------
(IN MILLIONS)
Premiums                         $             --    $            959    $             --   $            959
Contract charges                               --                 489                 383                872
Net investment income                       3,082                  --                  --              3,082
Periodic settlements and
  accruals on non-hedge
  derivative instruments (1)                   23                  --                  --                 23
Contract benefits                            (517)             (1,078)                 --             (1,595)
Interest credited to
  contractholder funds (2)                 (1,764)                 --                  --             (1,764)
                                 ----------------    ----------------    ----------------   ----------------
                                 $            824    $            370    $            383   $          1,577
                                 ================    ================    ================   ================

----------
(1) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Consolidated Statements of Operations and Comprehensive Income.
(2) Beginning in 2004, Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $74 million and $45 million in 2005 and 2004, respectively. Prior periods have not been restated.
(3) 2004 and 2003 have been restated to conform to the current period presentation. In connection therewith, contract charges related to guaranteed minimum death, income, accumulation and withdrawal benefits on variable annuities have been reclassified to benefit margin from maintenance charges. Additionally, amounts previously presented as maintenance charges and surrender charges are now presented in the aggregate as contract charges and fees. These reclassifications did not result in a change in gross margin.

     Gross margin increased 2.8% in 2005 compared to 2004 and 5.9% in 2004 compared to 2003. The increase in both periods was the result of higher investment margin and contract charges and fees, partially offset by lower benefit margin. Gross margin for 2005 includes additional benefits of $15 million that were accrued in accordance with a regulatory matter (see Note 11 to the consolidated financial statements).

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

     Investment margin by product group is shown in the following table.

          (IN MILLIONS)                2005        2004(1)       2003(1)
                                    ----------   ----------    ----------
          Annuities                 $      682   $      620    $      546
          Life insurance                   171          160           171
          Institutional products           122          121           107
                                    ----------   ----------    ----------
          Total investment margin   $      975   $      901    $      824
                                    ==========   ==========    ==========

----------
          (1) 2004 and 2003 have been restated to conform to the current period presentation.

     Investment margin increased 8.2% in 2005 compared to 2004 primarily due to growth in our fixed annuity business, partially offset by lower weighted average investment spreads on immediate annuities and additional fixed annuity contract benefits accrued in accordance with a regulatory matter (see Note 11 to the consolidated financial statements). Investment margin increased 9.3% in 2004 compared to 2003 primarily due to higher contractholder funds and actions to reduce crediting rates, partially offset by lower portfolio yields. As of December 31, 2005, 71% of our interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity-indexed annuities, had a guaranteed crediting rate of 3% or higher. Of these contracts, 79% have crediting rates that were at the minimum guaranteed rate at December 31, 2005. The approximate difference between the weighted average crediting rate and the average guaranteed rate on interest-sensitive life and fixed annuity contracts, excluding market value adjusted annuities and equity-indexed annuities, was 46 basis points as of December 31, 2005 compared with 52 basis points as of December 31, 2004 and 70 basis points as of December 31, 2003.

     The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads during 2005, 2004 and 2003.

                                                 WEIGHTED AVERAGE             WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                                 INVESTMENT YIELD         INTEREST CREDITING RATE          INVESTMENT SPREADS
                                                 ----------------         -----------------------          ------------------
                                            2005      2004      2003      2005      2004      2003      2005      2004      2003
                                           ------    ------    ------    ------    ------    ------    ------    ------    ------
Interest-sensitive life                       6.3%      6.4%      6.9%      4.7%      4.8%      4.9%      1.6%      1.6%      2.0%
Fixed annuities - deferred annuities          5.5       5.8       6.4       3.8       4.1       4.6       1.7       1.7       1.8
Fixed annuities - immediate annuities
   with and without life contingencies        7.3       7.6       7.9       6.6       6.8       7.1       0.7       0.8       0.8
Institutional                                 4.6       3.1       3.5       3.6       2.1       2.5       1.0       1.0       1.0
Investments supporting capital,
   traditional life and other products        7.1       7.0       6.6       N/A       N/A       N/A       N/A       N/A       N/A

     The following table summarizes the liabilities as of December 31 for these contracts and policies.

(IN MILLIONS)                                                          2005         2004         2003
                                                                    ----------   ----------   ----------
Fixed annuities - immediate annuities with life contingencies       $    7,888   $    7,713   $    7,433
Other life contingent contracts and other                                3,993        3,490        3,047
                                                                    ----------   ----------   ----------
   Reserve for life-contingent contracts                            $   11,881   $   11,203   $   10,480
                                                                    ==========   ==========   ==========

Interest-sensitive life                                             $    7,917   $    7,397   $    6,459
Fixed annuities - deferred annuities                                    33,853       31,347       25,669
Fixed annuities - immediate annuities without life
   contingencies                                                         3,598        3,243        2,855
Institutional                                                           12,431       11,279        9,379
Market value adjustments related to derivative instruments
   and other                                                               391          673          552
                                                                    ----------   ----------   ----------
   Contractholder funds                                             $   58,190   $   53,939   $   44,914
                                                                    ==========   ==========   ==========

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

     Benefit margin by product group is shown in the following table.

               (IN MILLIONS)               2005         2004(1)       2003(1)
                                        ----------    ----------    ----------
               Life insurance           $      364    $      400    $      458
               Annuities                       (80)          (53)          (88)
                                        ----------    ----------    ----------
               Total benefit margin     $      284    $      347    $      370
                                        ==========    ==========    ==========

----------
               (1) 2004 and 2003 have been restated to conform to the current period presentation.

     Benefit margin declined 18.2% in 2005 compared to 2004. Our life insurance and annuity business both contributed to the decline in 2005. The decline in our annuity benefit margin was primarily driven by unfavorable mortality experience on immediate annuities with life contingencies and an increase in variable annuity contract benefits including additional benefits accrued in accordance with a regulatory matter (see Note 11 to the consolidated financial statements). The decline in our life insurance benefit margin was primarily due to the absence of margin on certain products resulting from the disposal of our direct response distribution business in the prior year and modestly unfavorable mortality experience on our traditional life business, partially offset by growth in our life insurance in force.

     Benefit margin decreased 6.2% in 2004 compared to 2003. This decline was primarily the result of the disposal of substantially all of our direct response distribution business and unfavorable mortality experience on life-contingent immediate annuities, partially offset by an improved benefit margin on life insurance products and lower contract benefits related to guaranteed minimum death benefits ("GMDBs") on variable annuities.

     As required by SOP 03-1, as of January 1, 2004, a reserve was established for death and income benefits provided for under variable annuities and secondary guarantees on certain interest-sensitive life contracts and fixed annuities. For variable annuities, the reserve includes GMDBs and guaranteed minimum income benefits ("GMIBs").

     Annuity benefit margin will continue to be adversely impacted by certain closed blocks of life-contingent immediate annuities for which benefit payments are anticipated to extend beyond their original pricing expectations. The annuity benefit margin in future periods will fluctuate based on the timing of annuitant deaths on these life-contingent immediate annuities and the annual evaluation of assumptions used in our valuation models for variable and fixed annuity guarantees.

     AMORTIZATION OF DAC AND DSI, excluding amortization related to realized capital gains and losses, increased 9.8% in 2005 compared to 2004 as a result of higher gross margin. DAC and DSI amortization related to realized capital gains and losses, after-tax, increased $14 million in 2005 compared to 2004 primarily due to increased realized capital gains on investments supporting certain fixed annuities.

     In the first quarter of 2005, we performed our annual comprehensive evaluation of the assumptions used in our valuation models for all investment products, including variable and fixed annuities and interest-sensitive and variable life products, which resulted in net DAC and DSI amortization acceleration of $7 million (commonly referred to as "DAC and DSI unlocking"). The DAC and DSI unlocking includes amortization acceleration on fixed annuities of $62 million and $3 million on interest-sensitive and variable life products, partially offset by amortization deceleration on variable annuities of $58 million. The amortization acceleration on fixed annuities was primarily due to higher than expected lapses on market value adjusted annuities and faster than anticipated investment portfolio yield declines. The amortization deceleration on variable annuities was attributable to better than anticipated gross profits in 2004.

     In the prior year, the comparable DAC and DSI unlocking was a net acceleration of amortization of $0.5 million, which included deceleration of amortization related to interest-sensitive life and acceleration of amortization related to fixed annuities.

     Amortization of DAC and DSI increased 1.8% during 2004 compared to 2003. The higher amortization is reflective of increased gross margins on fixed and variable annuities. In 2003, amortization of DAC and DSI included an acceleration of DAC amortization totaling $89 million and $37 million of DAC amortization on the direct response distribution business sold in 2004.

     The adoption of SOP 03-1 in 2004 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC. Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $124 million. This reduction was recognized as a component of cumulative effect of a change in accounting principle.

     The changes in the DAC asset are summarized in the following tables.

(IN MILLIONS)

                               BEGINNING
                                BALANCE         IMPACT OF        IMPACT OF                                        AMORTIZATION
                             DECEMBER 31,      ADOPTION OF       DISPOSAL                        ACQUISITION       CHARGED TO
                                 2004            SOP 03-1          OF DR         REINSURANCE    COSTS DEFERRED     INCOME (3)
                            --------------   --------------   --------------   --------------   --------------   --------------
Traditional life            $          564   $           --   $           --   $           --   $           64   $          (47)
Interest-sensitive life              1,380               --               --               --              226             (134)
Variable annuities                     628               --               --               --              111             (106)
Investment contracts                   600               --               --               --              346             (282)
Other                                    4               --               --               --               19               (1)
                            --------------   --------------   --------------   --------------   --------------   --------------
Total                       $        3,176   $           --   $           --   $           --   $          766   $         (570)
                            ==============   ==============   ==============   ==============   ==============   ==============

                             AMORTIZATION
                            (ACCELERATION)      EFFECT OF         ENDING
                             DECELERATION      UNREALIZED        BALANCE
                              CHARGED TO      CAPITAL GAINS      DEC. 31,
                              INCOME (1)       AND LOSSES         2005
                            --------------   --------------   --------------
Traditional life            $           --   $           --   $          581
Interest-sensitive life                 (2)              60            1,530
Variable annuities                      55               43              731
Investment contracts                   (51)             471            1,084
Other                                   --               --               22
                            --------------   --------------   --------------
Total                       $            2   $          574   $        3,948
                            ==============   ==============   ==============

(IN MILLIONS)

                               BEGINNING
                                BALANCE        IMPACT OF        IMPACT OF                         ACQUISITION     AMORTIZATION
                             DECEMBER 31,     ADOPTION OF        DISPOSAL                            COSTS         CHARGED TO
                                 2003         SOP 03-1 (2)        OF DR        REINSURANCE (4)      DEFERRED       INCOME (3)
                            --------------   --------------   --------------   ---------------   -------------   --------------
Traditional life            $          689   $           --   $         (145)  $             9   $          69   $          (58)
Interest-sensitive life              1,221               --               --                26             190             (120)
Variable annuities                     766             (143)              --                --             123             (134)
Investment contracts                   446               (1)              --                 5             429             (230)
Other                                   80               --              (93)               --              17               --
                            --------------   --------------   --------------   ---------------   -------------   --------------
Total                       $        3,202   $         (144)  $         (238)  $            40   $         828   $         (542)
                            ==============   ==============   ==============   ===============   =============   ==============

                             AMORTIZATION
                            (ACCELERATION)      EFFECT OF         ENDING
                             DECELERATION      UNREALIZED        BALANCE
                              CHARGED TO      CAPITAL GAINS      DEC. 31,
                              INCOME (1)       AND LOSSES          2004
                            --------------   --------------   --------------
Traditional life            $           --   $           --   $          564
Interest-sensitive life                 67               (4)           1,380
Variable annuities                      --               16              628
Investment contracts                   (59)              10              600
Other                                   --               --                4
                            --------------   --------------   --------------
Total                       $            8   $           22   $        3,176
                            ==============   ==============   ==============

----------
(1) Included as a component of Amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.
(2) The impact of adoption of SOP 03-1 includes a write-down in variable annuity DAC of $108 million, the reclassification of DSI from DAC to other assets resulting in a decrease to DAC of $44 million, an increase to DAC of $8 million for an adjustment to the effect of unrealized capital gains and losses.
(3) The amortization of DAC for interest-sensitive life, variable annuities and investment contracts is proportionate to the recognition of gross profits, which include realized capital gains and losses. Fluctuations in amortization for these products may result as actual realized capital gains and losses differ from the amounts utilized in the determination of estimated gross profits. Amortization related to realized capital gains and losses was $126 million and $120 million in 2005 and 2004, respectively.
(4) The DAC balance was increased $40 million during 2004 as a result of certain reinsurance transactions. In 2004, ALIC entered into a reinsurance agreement with American Heritage Life Insurance Company, an affiliate of the Company, whereby certain interest-sensitive life and fixed annuity business was assumed by ALIC. In addition, in 2004, an existing reinsurance agreement between ALIC and Columbia Universal Life Insurance Company, a former affiliate of the Company, was changed from modified coinsurance to coinsurance resulting in an increase in traditional life and interest-sensitive life DAC.

OPERATING COSTS AND EXPENSES declined 6.3% in 2005 compared to 2004 and 6.3% in 2004 compared to 2003. The following table summarizes operating costs and expenses.

     (IN MILLIONS)                            2005         2004         2003
                                           ----------   ----------   ----------
     Non-deferrable acquisition costs      $      149   $      146   $      169
     Other operating costs and expenses           284          316          324
                                           ----------   ----------   ----------
     Total operating costs and expenses    $      433   $      462   $      493
                                           ==========   ==========   ==========

     The decline in total operating costs and expenses in 2005 compared to 2004 was primarily attributable to lower employee and technology expenses reflecting our continuing actions to simplify operations and reduce costs.

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

     Net income was impacted favorably in 2005 and 2004 and negatively in 2003 by adjustments of prior years' tax liabilities totaling $23 million, $1 million and $(11) million, respectively. These amounts were reflected as a component of income tax expense in the consolidated statements of operations and comprehensive income.

REINSURANCE CEDED We enter into reinsurance agreements with unaffiliated carriers to limit our risk of mortality losses. As of December 31, 2005 and 2004, 50% of our face amount of life insurance in force is reinsured. As of December 31, 2005, for certain term life insurance policies, we ceded 25-90% of the mortality risk depending on the length of the term, policy premium guarantees and the date of policy issuance. Comparatively, as of December 31, 2004, for certain term life insurance policies, we ceded 25-100% of the mortality risk. Additionally, we cede 100% of the morbidity risk on substantially all of our long-term care contracts. Since 1998, we have ceded the mortality risk on new life contracts that exceed $2 million per individual, whereas prior to 1998, we ceded mortality risk in excess of specific amounts up to $1 million per life for individual coverage. Also, on certain in-force variable annuity contracts we cede 100% of the mortality and certain other risks related to product features. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

     The impacts of reinsurance on our reserve for life-contingent contract benefits at December 31, are summarized in the following table.

                                   REINSURANCE RECOVERABLE ON PAID AND
          (IN MILLIONS)                     UNPAID CLAIMS, NET
                                 ---------------------------------------
                                         2005                2004
                                         ----                ----
          Life insurance         $            1,115   $            1,004
          Long-term care                        324                  238
          Other                                 260                  265
                                 ------------------   ------------------
          Total                  $            1,699   $            1,507
                                 ==================   ==================

     The estimation of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

     Developments in the insurance industry have included consolidation activity between reinsurers, which has resulted in reinsurance risk across the industry being concentrated among fewer companies. In 2005, we increased our percentage of underwriting retention of new term life insurance policies by approximately 10-15% on average depending on product mix.

     Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

                                                     S&P FINANCIAL        REINSURANCE
                                                        STRENGTH      RECOVERABLE ON PAID
            (IN MILLIONS)                                RATING        AND UNPAID CLAIMS
                                                         ------        -----------------
                                                                       2005        2004
                                                                       ----        ----
            Employers Reassurance Corporation               A         $   336    $   246
            RGA Reinsurance Company                        AA-            261        229
            Transamerica Life Group                        AA             185        145
            Swiss Re Life and Health America, Inc.         AA             153        143
            Paul Revere Life Insurance Company            BBB+            152        155
            Scottish Re Group                              A-             123        111
            Manulife Insurance Company                     AA+             87         90
            Munich American Reassurance                    A+              83         72
            Security Life of Denver                        AA              70         59
            Triton Insurance Company                     NR (2)            62         58
            Lincoln National Life Insurance                AA-             55         52
            American Health & Life Insurance Co.         NR (2)            50         60
            Other (1)                                                      82         87
                                                                      -------    -------
            Total                                                     $ 1,699    $ 1,507
                                                                      =======    =======

----------
        (1) As of December 31, 2005 and 2004, the other category includes $57 million and $52 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from S&P.
        (2) Reinsurer not rated by S&P. Rated A by A.M. Best as of December 31, 2005 and 2004.

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2005.

     ALIC's insurance subsidiaries are domiciled in Illinois, New York, South Carolina and Nebraska. Except for those domiciled in New York and South Carolina, ALIC has 100% intercompany reinsurance agreements in place with most of its domestic insurance subsidiaries. With the exception of Allstate Life Insurance Company of New York, which retains substantially all of its business up to its per life limit, and ALIC Reinsurance Company, which is a special purpose financial captive, only invested assets supporting capital and relating to Separate Accounts remain in ALIC's other subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

OUTLOOK

- We are pursuing strategies intended to improve our return on equity. The strategies include continuing to proactively manage capital and focus our product portfolio on products where we can secure market leadership and achieve acceptable returns.
- We will continue to manage our expenses and improve our operating efficiency.
- We plan to reinvigorate sales through the Allstate exclusive agencies by further tailoring products for our customers and making it easier for our agents to distribute our products.
- We prioritize the allocation of fixed income investments to support sales of products with the best sustainable growth and margins and to maintain a market presence for fixed annuity and life products in our retail distribution channels. Our institutional products remain opportunistic.

INVESTMENTS

     An important component of our financial results is the return on our investment portfolio. The investment portfolio is managed based upon the nature of the business and its corresponding liability structure.

OVERVIEW AND STRATEGY The investment strategy focuses on the need for risk-adjusted spread on the underlying liabilities while maximizing return on capital. We believe investment spread is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to minimize the effect of downgrades and defaults. We believe this strategy maintains the investment margin necessary to sustain income over time. The portfolio management approach employs a combination of recognized market, analytical and proprietary modeling, including a strategic asset allocation model, as the primary basis for the allocation of interest sensitive, illiquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the ranges set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions. As a result of tactical decisions, we may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. Portfolio reviews, which include identifying securities that are other than temporarily impaired and recognizing impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery, are conducted regularly. For more information, see the Portfolio Monitoring section of the MD&A.

PORTFOLIO COMPOSITION The composition of the investment portfolio at December 31, 2005 is presented in the table below. Also see Notes 2 and 6 to the consolidated financial statements for investment accounting policies and additional information.

                                                           PERCENT TO
          (IN MILLIONS)                     INVESTMENTS      TOTAL
                                           ------------   ------------
          Fixed income securities(1)       $     61,977           85.2%
          Mortgage loans                          8,108           11.1
          Equity securities                         324            0.4
          Short-term                                927            1.3
          Policy loans                              729            1.0
          Other                                     691            1.0
                                           ------------   ------------
             Total                         $     72,756          100.0%
                                           ============   ============

         (1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $59.72 billion.

     Total investments increased to $72.76 billion at December 31, 2005 from $69.69 billion at December 31, 2004, primarily due to positive cash flows from operating and financing activities, partially offset by decreased unrealized capital gains on fixed income securities.

     Total investments at amortized cost related to collateral received in connection with securities lending activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions decreased to $2.23 billion at December 31, 2005, from $2.93 billion at December 31, 2004.

     We use different methodologies to estimate the fair value of publicly and non-publicly traded marketable investment securities and exchange traded and non-exchange traded derivative contracts. For a discussion of these methods, see the Application of Critical Accounting Policies section of the MD&A.

     The following table shows total investments, categorized by the method used to determine fair value at December 31, 2005.

                                                                                        DERIVATIVE
                                                                 INVESTMENTS            CONTRACTS
                                                          -------------------------    -----------
(IN MILLIONS)                                               CARRYING      PERCENT         FAIR
                                                             VALUE       TO TOTAL         VALUE
                                                          -----------   -----------    -----------
Fair value based on independent market quotations         $    49,859          68.5%   $        68
Fair value based on models and other valuation methods         12,678          17.4            705
Mortgage loans, policy loans, certain limited
    partnership and other investments, valued at cost,
    amortized cost and the equity method                       10,219          14.1             --
                                                          -----------   -----------    -----------
Total                                                     $    72,756         100.0%   $       773
                                                          ===========   ===========    ===========

FIXED INCOME SECURITIES See Note 6 of the consolidated financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2005 and 2004.

     Municipal bonds, including tax-exempt and taxable securities, totaled $4.44 billion, all of which were rated investment grade at December 31, 2005. Approximately 55.4% of the municipal bond portfolio was insured by six bond insurers and accordingly have a Moody's equivalent rating of Aaa or Aa. The municipal bond portfolio at December 31, 2005 consisted of approximately 250 issues from approximately 208 issuers. The largest exposure to a single issuer was approximately 5.2% of the municipal bond portfolio. Corporate entities were the ultimate obligors of approximately 19.1% of the municipal bond portfolio.

     Corporate bonds totaled $34.38 billion and 91.7% were rated investment grade at December 31, 2005. As of December 31, 2005, the portfolio contained $16.31 billion of privately placed corporate obligations, 47.5% of the total corporate obligations in the portfolio, compared with $15.82 billion at December 31, 2004. Approximately $14.35 billion or 87.9% of the privately placed corporate obligations consisted of fixed rate privately placed securities. The benefits of fixed rate privately placed securities when compared to publicly issued securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk or fluctuations in interest rates. A disadvantage of fixed rate privately placed securities when compared to publicly issued securities is relatively reduced liquidity. At December 31, 2005, 89.7% of privately placed securities were rated investment grade.

     Foreign government securities totaled $2.10 billion and 93.7% were rated investment grade at December 31, 2005.

     Mortgage-backed securities ("MBS") totaled $5.69 billion at December 31, 2005, all of which were investment grade. Approximately 61.9% of the MBS portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities. For the remaining portion of the portfolio not guaranteed by U.S. government agencies or entities, approximately 89.6% had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest rating category. The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

     Commercial mortgage-backed securities ("CMBS") totaled $6.73 billion at December 31, 2005. CMBS investments primarily represent pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages, whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. Approximately 82.9% of the CMBS portfolio had a Moody's rating of Aaa or a Standard & Poor's rating of AAA, the highest rating category, at December 31, 2005.

     Asset-backed securities ("ABS") totaled $5.12 billion at December 31, 2005. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. Approximately 56.2% of the ABS portfolio had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest rating category. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yield are affected by the rate of prepayment of the underlying assets. The ABS portfolio includes collateralized debt obligations and other bonds that are secured by a variety of asset types, predominately home equity loans, credit card receivables and auto loans.

     At December 31, 2005, 94.9% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's, or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2005.

(IN MILLIONS)

                  NAIC        MOODY'S                   FAIR     PERCENT
                  RATING      EQUIVALENT                VALUE   TO TOTAL
                  ------      ----------                -----   --------
                     1        Aaa/Aa/A               $  42,039      67.8%
                     2        Baa                       16,809      27.1
                     3        Ba                         2,177       3.5
                     4        B                            801       1.3
                     5        Caa or lower                  59       0.1
                     6        In or near default            92       0.2
                                                     ---------    ------
                              Total                  $  61,977     100.0%
                                                     =========    ======

EQUITY SECURITIES Equity securities include limited partnership investments, non-redeemable preferred stocks and common stocks. The equity securities portfolio was $324 million at December 31, 2005 compared to $214 million at December 31, 2004. Investments in limited partnership interests had a carrying value of $257 million and $172 million at December 31, 2005 and 2004, respectively. Non-redeemable preferred and common stocks had a carrying value of $67 million and $42 million, and cost of $62 million and $33 million at December 31, 2005 and 2004, respectively. Gross unrealized gains on common stocks and non-redeemable preferred stocks totaled $6 million at December 31, 2005 compared to $9 million at December 31, 2004. Gross unrealized losses totaled $1 million at December 31, 2005. There were no unrealized losses at December 31, 2004.

UNREALIZED GAINS AND LOSSES See Note 6 of the consolidated financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining whether the securities are not other than temporarily impaired. The unrealized net capital gains on fixed income and equity securities at December 31, 2005 totaled $2.27 billion, a decrease of $1.08 billion since December 31, 2004. Gross unrealized gains and losses on fixed income securities are provided in the table below.

                                                              GROSS UNREALIZED
                                            AMORTIZED       --------------------         FAIR
(IN MILLIONS)                                 COST          GAINS         LOSSES         VALUE
                                            ---------       -----         ------         -----
AT DECEMBER 31, 2005
Corporate:
   Consumer goods                          $     5,600   $       121   $       (57)   $     5,664
   Utilities                                     5,350           420           (22)         5,748
   Banking                                       4,704           139           (34)         4,809
   Financial services                            3,944            66           (39)         3,971
   Capital goods                                 3,420            92           (28)         3,484
   Communications                                2,495            83           (19)         2,559
   Basic industry                                2,099            56           (21)         2,134
   Energy                                        1,990            65           (13)         2,042
   Other                                         1,714            83           (17)         1,780
   Transportation                                1,598            72           (19)         1,651
   Technology                                      523            19            (4)           538
                                           -----------   -----------   -----------    -----------
Total corporate fixed income portfolio          33,437         1,216          (273)        34,380

U.S. government and agencies                     2,639           850            (2)         3,487
Municipal                                        4,291           167           (15)         4,443
Foreign government                               1,727           374            (2)         2,099
Mortgage-backed securities                       5,742            29           (78)         5,693
Commercial mortgage-backed securities            6,745            50           (63)         6,732
Asset-backed securities                          5,114            32           (28)         5,118
Redeemable preferred stock                          22             3            --             25
                                           -----------   -----------   -----------    -----------
Total fixed income securities              $    59,717   $     2,721   $      (461)   $    61,977
                                           ===========   ===========   ===========    ===========

     The consumer goods, financial services, banking and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2005. The gross unrealized losses in these sectors were primarily company specific and interest rate related. Approximately $22 million of the total gross unrealized losses in the corporate fixed income portfolio were associated with the automobile industry, which includes direct debt issuances of automobile manufacturers, captive automotive financing companies and automobile parts and equipment suppliers, which are reported above in the consumer goods and financial services sectors. Fixed income security values in the automobile industry were primarily depressed due to company specific conditions. Additionally, approximately $2 million of the total gross unrealized losses in the corporate fixed income portfolio and $7 million of the total gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were depressed due to company or issue specific conditions and economic issues, including fuel costs. All securities in an unrealized loss position at December 31, 2005 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other than temporary.

     The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2005.

(IN MILLIONS)

          NAIC                  MOODY'S            UNREALIZED        PERCENT        FAIR        PERCENT
         RATING                EQUIVALENT             LOSS           TO TOTAL       VALUE       TO TOTAL
         ------                ----------             ----           --------       -----       --------
           1              Aaa/Aa/A                   $ (292)           63.3%      $ 16,599         71.7%
           2              Baa                          (134)           29.1          5,831         25.2
           3              Ba                            (20)            4.3            561          2.4
           4              B                             (15)            3.3            135          0.6
           5              Caa or lower                    --             --              7           --
           6              In or near default              --             --             15          0.1
                                                     ------          ------       --------       ------
                          Total                      $ (461)          100.0%      $ 23,148        100.0%
                                                     ======          ======       ========       ======

     The table above includes 48 securities that have not yet received an NAIC rating, for which we have assigned a comparable internal rating, with a fair value totaling $560 million and an unrealized loss of $12 million. Due to lags between the funding of an investment, processing of final legal documents, filing with the Securities Valuation Office ("SVO") of the NAIC, and rating by the SVO, we will always have a small number of securities that have a pending rating.

     At December 31, 2005, $426 million, or 92.4%, of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

     As of December 31, 2005, $35 million of the gross unrealized losses were related to below investment grade fixed income securities. Of this amount, 20% were in a significant unrealized loss position (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2005. Included among the securities rated below investment grade are both public and privately placed high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities, through diversification of the portfolio, and active credit monitoring and portfolio management.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2005 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                              UNREALIZED      PERCENT          FAIR        PERCENT
(IN MILLIONS)                                    LOSS         TO TOTAL        VALUE       TO TOTAL
                                                 ----         --------        -----       --------
Due in one year or less                      $        (1)           0.2%   $       144           0.6%
Due after one year through five years                (74)          16.1          3,904          16.9
Due after five years through ten years              (166)          36.0          7,547          32.6
Due after ten years                                 (114)          24.7          5,751          24.8
Mortgage- and asset- backed securities(1)           (106)          23.0          5,802          25.1
                                             -----------    -----------    -----------   -----------
Total                                        $      (461)         100.0%   $    23,148         100.0%
                                             ===========    ===========    ===========   ===========

----------
(1) Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

     PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate, on a case by case basis, fixed income and equity securities for which carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities for which fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at December 31, 2005 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other than temporary.

     The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

                                                                  December 31, 2005
                                                 ----------------------------------------------------
                                                       Fixed Income
                                                 ------------------------
                                                                  Below
                                                 Investment    Investment
(in millions except number of issues)               Grade         Grade        Equity         Total
                                                 ----------    ----------    ----------    ----------
Category (i): Unrealized loss less than 20%
  of cost (1)
                              Number of Issues        2,558           144             2         2,704
                                    Fair Value   $   22,393    $      705    $        9    $   23,107
                                    Unrealized   $     (416)   $      (27)   $       (1)   $     (444)

Category (ii):  Unrealized loss greater than
  or equal to 20% of cost for a period of
  less than 6 consecutive months (1)
                              Number of Issues            6             2             -             8
                                    Fair Value   $       37    $        6    $        -    $       43
                                    Unrealized   $      (10)   $       (1)   $        -    $      (11)

Category (iii): Unrealized loss greater than
  or equal to 20% of cost for a period of 6
  or more consecutive months, but less than
  12 consecutive months (1)
                              Number of Issues            -             -             -             -
                                    Fair Value   $        -    $        -    $        -    $        -
                                    Unrealized   $        -    $        -    $        -    $        -

Category (iv): Unrealized loss greater than
  or equal to 20% of cost for twelve or more
  consecutive months (1)
                              Number of Issues            -             2             -             2
                                    Fair Value   $        -    $        7    $        -    $        7
                                    Unrealized   $        -    $       (7)   $        -    $       (7)
                                                 ----------    ----------    ----------    ----------
                        Total Number of Issues        2,564           148             2         2,714
                                                 ==========    ==========    ==========    ==========
                              Total Fair Value   $   22,430    $      718    $        9    $   23,157
                                                 ==========    ==========    ==========    ==========
                       Total Unrealized Losses   $     (426)   $      (35)   $       (1)   $     (462)
                                                 ==========    ==========    ==========    ==========

                                                                  December 31, 2004
                                                 ----------------------------------------------------
                                                       Fixed Income
                                                 ------------------------
                                                                  Below
                                                 Investment    Investment
(in millions except number of issues)               Grade         Grade        Equity         Total
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
                                                 ==========    ==========    ==========    ==========

----------
(1) For fixed income securities, cost represents amortized cost.

     The largest individual unrealized loss was $4 million for category (i), $5 million for category (ii) and $4 million for category (iv) as of December 31, 2005.

     Categories (i) and (ii) have generally been adversely affected by overall economic conditions including interest rate increases and the market's evaluation of certain sectors. The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other than temporarily impaired. Categories (iii) and (iv) have primarily been adversely affected by industry and issue specific conditions. All of the securities in these categories are monitored for impairment. We expect that the fair values of these securities will recover over time.

     Whenever our initial analysis indicates that a fixed income security's unrealized loss of 20% or more for at least 36 months or any equity security's unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate. As of December 31, 2005, one security with an unrealized loss of $3 million met these criteria.

     The following table contains the individual securities with the largest unrealized losses as of December 31, 2005. No other fixed income or equity security had an unrealized loss greater than $3 million, or 0.6% of the total unrealized loss on fixed income and equity securities.

                                                                                            UNREALIZED
(IN MILLIONS)                                    UNREALIZED        FAIR          NAIC         LOSS
                                                    LOSS          VALUE         RATING      CATEGORY
                                                -----------    -----------   -----------   -----------
Automotive supplier                             $        (5)   $        18        2           (ii)
Asset backed security                                    (4)             4        4           (iv)
Foreign airport                                          (4)            35        1            (i)
Paper manufacturer and distributor                       (3)            37        2            (i)
Asset backed security                                    (3)             4        4           (iv)
                                                -----------    -----------
     Total                                      $       (19)   $        98
                                                ===========    ===========

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

     The following table summarizes problem, restructured and potential problem fixed income securities at December 31.

(IN MILLIONS)                                               2005                                  2004
                                            -----------------------------------   -------------------------------------
                                                                     PERCENT OF                             PERCENT OF
                                                                    TOTAL FIXED                            TOTAL FIXED
                                             AMORTIZED     FAIR        INCOME      AMORTIZED      FAIR       INCOME
                                                COST       VALUE     PORTFOLIO        COST        VALUE     PORTFOLIO
                                                ----       -----     ---------        ----        -----     ---------
Problem                                     $       70  $       80          0.1%  $        71  $       71          0.1%
Restructured                                         4           4           --            43          46          0.1
Potential problem                                  122         135          0.2           168         179          0.3
                                            ----------  ----------  -----------   -----------  ----------  -----------
Total net carrying value                    $      196  $      219          0.3%  $       282  $      296          0.5%
                                            ==========  ==========  ===========   ===========  ==========  ===========
Cumulative write-downs recognized           $      188                            $       231
                                            ==========                            ===========

     We have experienced a decrease in the amortized cost of fixed income securities categorized as restructured and potential problem as of December 31, 2005 compared to December 31, 2004, primarily due to dispositions.

     We evaluated each of these securities through our portfolio monitoring process at December 31, 2005 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the security until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(IN MILLIONS)                                       2005           2004           2003
                                                -----------    -----------    -----------
Investment write-downs                          $       (24)   $       (81)   $      (178)
Dispositions                                             88            129             64
Valuation of derivative instruments                    (105)           (66)            12
Settlement of derivative instruments                     60              7             18
                                                -----------    -----------    -----------
Realized capital gains and losses, pretax                19            (11)           (84)
Income tax (expense) benefit                             (7)             3             30
                                                -----------    -----------    -----------
Realized capital gains and losses, after-tax    $        12    $        (8)   $       (54)
                                                ===========    ===========    ===========

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

     Included in investment write-downs were $11 million of realized losses related to airline industry holdings. For the year ended December 31, 2005, dispositions included net realized gains on sales of $155 million and losses recorded in connection with anticipated dispositions of $67 million. The net realized gains on sales were comprised of gross gains of $292 million and gross losses of $137 million. The $137 million in gross losses primarily consisted of $134 million from sales of fixed income securities.

     A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level. A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view. Tactical duration adjustments within management's approved ranges are accomplished through both cash market transactions and derivative activities that generate realized gains and losses and through new purchases. As a component of our approach to managing portfolio duration, realized gains and losses on derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio. This approach mitigates the impacts of general interest rate changes to the overall financial condition of the Company.

      Because of an anticipated rise in interest rates, as well as changes in existing market conditions and long-term asset return assumptions, certain changes are planned within various portfolios. These include continued asset-liability management strategies, on-going comprehensive reviews of our portfolios, changes to our strategic asset allocations, and yield enhancement strategies. Certain of the securities we identified were in an unrealized loss position, for which we recognized $67 million of losses in anticipation of dispositions due to a change in our intent to hold the securities until recovery. At December 31, 2005, the fair value of the securities in these portfolios was $190 million.

     The ten largest losses from sales of individual securities for the year ended December 31, 2005 totaled $30 million with the largest being $4 million and the smallest being $2 million. None of the $30 million related to securities that were in an unrealized loss position greater than or equal to 20% of amortized cost for fixed income securities or cost for equity securities for a period of six or more consecutive months prior to sale.

     Our largest aggregate loss from dispositions and writedowns are shown in the following table by issuer and its affiliates. No other issuer together with its affiliates had an aggregated loss on dispositions and writedowns greater than 1.4% of the total gross loss on dispositions and writedowns on fixed income and equity securities.

                                       FAIR VALUE                                             DECEMBER 31,          NET
                                     AT DISPOSITION       LOSS ON            WRITE-              2005           UNREALIZED
(IN MILLIONS)                         ("PROCEEDS")    DISPOSITIONS(1)        DOWNS            HOLDINGS (2)      GAIN (LOSS)
                                      ------------    ---------------        -----            ------------      -----------
Automobile Manufacturer (3)         $            45   $           (20)   $            --    $            84   $            (2)
Hydro-electric Energy Company                    --                --                 (5)                 4                --
Aircraft Securitized Trust                       --                --                 (8)                 6                --
Software and Processing Solutions                16                (4)                --                 18                --
State Municipal Holding                          11                (3)                --                 58                 2
Automobile Manufacturer (3)                      11                (3)                --                 88                (8)
                                    ---------------   ---------------    ---------------    ---------------   ---------------
Total                               $            83   $           (30)   $           (13)   $           258   $            (8)
                                    ===============   ===============    ===============    ===============   ===============

----------
(1) Dispositions include losses recognized in anticipation of dispositions.
(2) Holdings include fixed income securities at amortized cost or equity securities at cost.
(3) Losses due to a decision to decrease our exposure to two large domestic auto manufacturers and as a result of changing economic circumstances, including the decline in their overall market share.

     The circumstances of the above losses are considered to be company specific and are not expected to have an effect on other holdings in our portfolio.

MORTGAGE LOANS Our mortgage loan portfolio totaled $8.11 billion at December 31, 2005 and $7.32 billion at December 31, 2004, and was comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our mortgage loan risk.

     We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by an expected rate of return. We had no net realized capital losses related to write-downs on mortgage loans for the year ended December 31, 2005 and had $1 million and $4 million for the years ended December 31, 2004 and 2003, respectively.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $927 million and $1.44 billion at December 31, 2005 and 2004, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

     We also participate in securities lending, primarily as an investment yield enhancement, with third parties such as brokerage firms. We obtain collateral in an amount equal to 102% of the fair value of the securities and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is invested in short-term and fixed income investments, and an offsetting liability is recorded in other liabilities and accrued expense. At December 31, 2005, the amount of securities lending collateral reinvested in short-term investments had a carrying value of $178 million. This compares to $739 million at December 31, 2004.

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

     Investment policies define the overall framework for managing market and other investment risks, including accountability and control over risk management activities. These investment activities follow policies that have been approved by our board of directors. These investment policies specify the investment limits and strategies that are appropriate given our liquidity, surplus, product profile and regulatory requirements. Executive oversight of investment activities are conducted primarily through our board of directors and investment committee. The asset-liability management ("ALM") policies further define the overall framework for managing market and investment risks. ALM focuses on strategies to enhance yields, mitigate investment risks and optimize capital to improve profitability and returns. ALM activities follow asset-liability policies that have been approved by our board of directors. These ALM policies specify limits, ranges and/or targets for investments that best meet our business objectives in light of our product liabilities.

     We manage our exposure to market risk through the use of asset allocation, duration and value-at-risk limits, through the use of simulation and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on our investment portfolio and, as appropriate, on individual components of the portfolio. These duration limits place restrictions on the amount of interest rate risk that may be taken. Our value-at-risk limits are intended to restrict the potential loss in fair value that could arise from adverse movements in the fixed income, equity, and currency markets based on historical volatilities and correlations among market risk factors. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies. This day-to-day management is integrated with and informed by the activities of the ALM organization. This integration results in a prudent, methodical and effective adjudication of market risk and return, conditioned by the unique demands and dynamics of our product liabilities and supported by the application of advanced risk technology and analytics.

INTEREST RATE RISK is the risk that we will incur a loss due to adverse changes in interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest rate-sensitive assets and issue interest rate-sensitive liabilities.

     We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset exhibiting a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2005, the difference between our asset and liability duration was approximately 0.63, compared to a 0.72 gap at December 31, 2004. A positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities.

     We seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities. This philosophy may include using interest rate swaps, futures, forwards, caps and floors to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

     We pledge and receive collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, we have pledged securities as margin deposits totaling $22 million as of December 31, 2005. For over-the-counter derivative transactions involving interest rate swaps, foreign currency swaps, interest rate caps, interest rate floor agreements, and credit default swaps, master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements, and when applicable, we are required to post collateral. As of December 31, 2005, we held $352 million of cash pledged by counterparties as collateral for over-the-counter instruments and did not have any collateral pledged to counterparties.

     To calculate duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments (as described in Note 7 of the consolidated financial statements), and certain other items including interest-sensitive liabilities and annuity liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities.

     Based upon the information and assumptions we use in this duration calculation, and interest rates in effect at December 31, 2005, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $615 million, compared to $750 million at December 31, 2004. There are $6.34 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments. These assets and the associated liabilities have not been included in the above estimate. The $6.34 billion of assets excluded from the calculation has decreased from the $6.40 billion reported at December 31, 2004 due to a decrease in the in-force account value of interest-sensitive life products. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $419 million, compared to a decrease of $383 million at December 31, 2004. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

EQUITY PRICE RISK is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. At December 31, 2005, we held approximately $1 million in common stocks and $682 million in other securities with equity risk (including primarily convertible securities, limited partnership funds, non-redeemable preferred securities and equity-linked notes), compared to approximately $10 million in common stocks and $619 million in other equity investments at December 31, 2004.

     At December 31, 2005, our portfolio of equity instruments had a beta of approximately 0.63, compared to a beta of approximately 0.48 at December 31, 2004. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to an index such as the Standard & Poor's 500 Composite Price Index ("S&P 500"). Based on the beta analysis, we estimate that if the S&P 500 decreases by 10%, the fair value of our equity investments will decrease by approximately 6.3%. Likewise, we estimate that if the S&P 500 increases by 10%, the fair value of our equity investments will increase by approximately 6.3%. Based upon the information and assumptions we used to calculate beta at December 31, 2005, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by approximately $43 million, compared to $30 million at December 31, 2004. The selection of a 10% immediate decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

     At December 31, 2005 and 2004, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $15.24 billion and $14.38 billion, respectively. We earn contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values due to equity market declines, we would have earned approximately $25 million and $24 million less in fee income at December 31, 2005 and December 31, 2004, respectively.

     Variable annuity contracts have a GMDB and customers may have chosen to purchase an enhanced GMDB, a guaranteed minimum income benefit ("GMIB") from 1998 to December 31, 2003, a TrueReturn4 guaranteed minimum accumulation benefit ("GMAB") beginning in 2004, and a SureIncome4 guaranteed minimum withdrawal benefit ("GMWB") beginning in 2005. These guarantees subject us to additional equity market risk because the beneficiary or contractholder may receive a benefit that is greater than their corresponding account value. GMDBs are payable upon death. GMIBs may be exercised on or after the tenth-year anniversary (not prior to 2008) of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). GMABs are credited to the contractholder account on a contract anniversary date that is pre-determined by the contractholder, between the eighth and twentieth year after contract issue (not prior to 2012). GMABs guarantee an account value of up to 2.5 times (or 250%) of the amount deposited in the contract, depending on the amount of time the contract is in force and adherence to certain fund allocation requirements. GMWBs may be payable if the contractholder elects to take partial withdrawals. GMWBs guarantee that the contractholder can take annual partial withdrawals up to 8% of the amount deposited in the contract until their withdrawals total the initial deposit.

     In January 2004, we established reserves for GMDBs and GMIBs in conjunction with the adoption of SOP 03-1. Because of this change in accounting, guarantee payments are now recognized over future periods rather than expensed as paid. For more details about this adopted accounting guidance and the calculation of the related reserves see Notes 2 and 8 of the consolidated financial statements.

     At December 31, 2005 and 2004, the guaranteed value of the death benefits in excess of account values was estimated to be $1.52 billion and $1.90 billion, respectively, net of reinsurance. The decrease in this estimate between periods is attributable to improved equity markets during 2005 and customer surrenders of contracts with in-the-money GMDBs. In both periods, approximately half of this exposure is related to the return of deposits guarantee, while the remaining half is attributable to a death benefit guarantee greater than the original deposits. In addition to reinsurance for a portion of these benefits, we entered into various derivative instruments beginning in 2003 to offset the risk of future death claims on substantially all new business issued on or after January 1, 2003. A similar program was established for GMABs in 2004 and for GMWBs in 2005.

     In the event of an immediate decline in account values of 10% due to equity market declines, payments for guaranteed death benefits at December 31, 2005 would increase by an estimated $15 million in 2006. These payments would be charged against the related reserve rather than directly to earnings as paid. Contributions to the reserve for GMDBs would increase by a nominal amount in 2006 in the event of an immediate 10% decline in account values. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee. Also, our actual payment experience in the future may not be consistent with the assumptions used in the model.

     GMIB contracts that we sold provide the contractholder with the right to annuitize based on the highest account value at any anniversary date or on a guaranteed earnings rate based on the initial account value over the specified period. The guaranteed income benefit feature was first offered in our variable annuity products beginning in 1998, with guaranteed benefits available for election by contractholders ten years after issue. Accordingly, the earliest date at which benefits could become payable is 2008. Therefore, in the event of an immediate decline of 10% in contractholders' account values as of December 31, 2005 due to equity market declines, contributions to the reserve would be reduced by approximately $1 million in 2006. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee.

     In the event of an immediate decline of 10% in GMAB and GMWB contractholders' account values as of December 31, 2005, due to equity market declines, there would be no net impact on our earnings because these benefits are hedged, however the reserve for GMABs and GMWBs would be increased by approximately $10 million and $2 million, respectively.

     In addition to our GMDB, GMIB and GMAB equity risk, at December 31, 2005 and 2004 we had approximately $2.72 billion and $2.02 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the equity risk associated with these liabilities through the purchase and sale of equity-indexed options and futures, swap futures, and Eurodollar futures, maintaining risk within specified value-at-risk limits.

     We are also exposed to equity risk in DAC. Fluctuations in the value of the variable annuity and life contract account values due to the equity market affect DAC amortization, because the expected fee income and guaranteed benefits payable are components of the EGP for variable annuity and life contracts. For a more detailed discussion of DAC, see Note 2 of the consolidated financial statements and the Application of Critical Accounting Policies section of the MD&A.

FOREIGN CURRENCY EXCHANGE RATE RISK is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity and real estate investments. We also have funding agreement programs and a small amount of fixed income securities that are denominated in foreign currencies, but we use derivatives to effectively hedge the foreign currency risk of these funding agreements and securities. At December 31, 2005 and 2004, we had approximately $1.17 billion and $1.22 billion, respectively, in funding agreements denominated in foreign currencies.

     At December 31, 2005, we had approximately $9 million in foreign currency denominated equity securities, compared to $4 million at December 31, 2004.

     Based upon the information and assumptions we used at December 31, 2005, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates that we are exposed to would decrease the value of our foreign currency denominated instruments by approximately $0.9 million, compared with an estimated $0.4 million decrease at December 31, 2004. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure is diversified across 17 countries, compared to 11 countries at December 31, 2004. Our largest individual currency exchange exposures at December 31, 2005 were to the Mexican Peso (38.0%) and the Japanese Yen (14.5%). The largest individual currency exchange exposures at December 31, 2004 were to the Euro (56%) and the British pound (16%). Our primary regional exposure is to Central America, approximately 38% at December 31, 2005, compared to 80% in Western Europe at December 31, 2004.

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

CAPITAL RESOURCES AND LIQUIDITY

     CAPITAL RESOURCES consist of shareholder's equity and debt, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources at December 31.

          (IN MILLIONS)                                    2005          2004          2003
                                                       -----------   -----------   -----------
          Redeemable preferred stock                   $         5   $         5   $        82
          Common stock, retained income and other
             shareholder's equity items                      5,415         5,291         5,294
          Accumulated other comprehensive income               588         1,013         1,053
                                                       -----------   -----------   -----------
            Total shareholder's equity                       6,008         6,309         6,429
          Debt                                                 181           104            45
                                                       -----------   -----------   -----------
            Total capital resources                    $     6,189   $     6,413   $     6,474
                                                       ===========   ===========   ===========

     SHAREHOLDER'S EQUITY declined in 2005 due to lower unrealized net capital gains on fixed income securities and dividends, partially offset by net income. The Company paid dividends of $260 million to Allstate Insurance Company ("AIC", the Company's parent) in 2005. In addition, a dividend of $16 million was recorded in connection with the purchase of fixed income securities from AIC and a non-cash dividend of $15 million was recorded as a result of the settlement of certain reinsurance transactions with an unconsolidated affiliate (see Note 5 to the Consolidated Financial Statements).

     Shareholder's equity decreased in 2004 primarily due to dividends paid to AIC and the reclassification of a portion of redeemable preferred stock to long-term debt, partially offset by net income. In addition, a capital contribution was recorded in conjunction with certain reinsurance transactions.

     DEBT increased $77 million in 2005, primarily as a result of the issuance of surplus notes totaling $100 million by ALIC Reinsurance Company ("ALIC Re"), a wholly owned subsidiary of ALIC (see Note 5 to the Consolidated Financial Statements), partially offset by the redemption of $25 million of mandatorily redeemable preferred stock.

     Debt increased $59 million in 2004 primarily as a result of the reclassification of a portion of redeemable preferred stock to long-term debt from Shareholder's equity. The reclassification occurred as a result of changes to the contractual arrangements between us and the holder of the stock, which resulted in the stock becoming mandatorily redeemable. As of December 31, 2003, the balance of the stock subject to the reclassification was $77 million. During 2004, $20 million of this stock was redeemed.

FINANCIAL RATINGS AND STRENGTH The following table summarizes our financial strength ratings at December 31, 2005.

              RATING AGENCY                               RATING
              -------------                               ------
              Moody's Investors Service, Inc.             Aa2 ("Excellent")
              Standard & Poor's Ratings Services          AA ("Very Strong")
              A.M. Best Company, Inc.                     A+ ("Superior")

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, AIC's ratings and other factors.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2005, our RBC and the RBC for each of our insurance companies was above levels that would require regulatory actions.

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

         -   Receipt of insurance premiums
         -   Contractholder fund deposits
         -   Reinsurance recoveries
         -   Receipts of principal, interest and dividends on investments
         -   Sales of investments
         - Funds from investment repurchase agreements, securities lending, dollar roll and lines of credit agreements
         -   Inter-company loans
         -   Capital contributions from parent
         -   Dividends from subsidiaries

     Our potential uses of funds principally include the following activities.

       -   Payment of contract benefits, maturities, surrenders and withdrawals
       -   Reinsurance cessions and payments
       -   Operating costs and expenses
       -   Purchase of investments
       - Repayment of investment repurchase agreements, securities lending, dollar roll and lines of credit agreements
       -   Payment or repayment of inter-company loans
       -   Capital contributions to subsidiaries
       -   Tax payments/settlements - Dividends to parent

     As reflected in our Consolidated Statements of Cash Flows, higher operating cash flows in 2005, compared to 2004, primarily related to higher investment income, partially offset by lower premiums. Lower cash flows from operating activities in 2004, compared to 2003, were primarily due to lower premium collections and higher deferrable expenses paid, partially offset by lower policy and contract benefits paid and higher interest received on fixed income securities and mortgage loans.

     Cash flows used in investing activities decreased in 2005 due to lower cash provided by financing activities in 2005, compared to 2004, increased proceeds from sales of securities and higher investment collections, partially offset by the investment of higher operating cash flows. Cash flows used in investing activities increased in 2004 compared to 2003 as the investment of higher financing cash flows was partially offset by lower operating cash flow.

     Lower cash flows provided by financing activities in 2005, compared to 2004, were primarily due to higher surrenders of market value adjusted annuities, lower deposits on fixed annuities and institutional products, and increased maturities of institutional products. Increased cash flows from financing activities in 2004, compared to 2003, were primarily attributable to higher deposits of fixed annuities and institutional products, partially offset by fixed annuity withdrawals and institutional product maturities.

     A portion of our product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to surrender and withdrawal at the discretion of contractholders. The following table summarizes our liabilities for these products by their contractual withdrawal provisions at December 31, 2005. Approximately 14.5% of these liabilities are subject to discretionary withdrawal without adjustment.

              (IN MILLIONS)                                                        2005
                                                                               -----------
              Not subject to discretionary withdrawal                          $    16,256
              Subject to discretionary withdrawal with adjustments:
                 Specified surrender charges(1)                                     23,771
                 Market value (2)                                                    9,729
              Subject to discretionary withdrawal without adjustments                8,434
                                                                               -----------
              Total contractholder funds                                       $    58,190
                                                                               ===========

----------
              (1) Includes $7.78 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
              (2) Approximately $8.61 billion of the contracts with market value adjusted surrenders have a 30-45 day period during which there is no surrender charge or market value adjustment, including approximately $1.60 billion of market-value adjusted annuities with a period commencing during 2006.

     To ensure we have the appropriate level of liquidity, we perform actuarial tests on the impact to cash flows of policy surrenders and other actions under various scenarios. Depending upon the years in which certain policy types were sold with specific surrender provisions, our cash flow could vary due to higher surrender of policies exiting their surrender charge periods.

     We have entered into an intercompany loan agreement with the Corporation. The amount of intercompany loans available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the intercompany loan agreement at December 31, 2005 or 2004. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

     The Corporation has established external sources of short-term liquidity that include a commercial paper program, lines-of-credit, dollar rolls and repurchase agreements. In the aggregate, at December 31, 2005, these sources could provide over $3.48 billion of additional liquidity. For additional liquidity, we can also issue new insurance contracts, incur additional debt and sell assets from our investment portfolio. The liquidity of our investment portfolio varies by type of investment. For example, $16.31 billion of privately placed corporate obligations that represent 22.4% of the investment portfolio, and $8.11 billion of mortgage loans that represent 11.1% of the investment portfolio, generally are considered to be less liquid than many of our other types of investments, such as our U.S. government and agencies, municipal and public corporate fixed income security portfolios.

     We have access to additional borrowing to support liquidity through the Corporation as follows:

 - A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2005, the remaining borrowing capacity was $587 million; however, the outstanding balance fluctuates daily.
 - A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements. This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. There were no borrowings under this line of credit during 2005. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

 - The capacity of the Corporation to issue up to an additional $1.35 billion of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the SEC in August 2003.

       The Corporation's only financial covenant exists with respect to its primary credit facility and its synthetic lease VIE obligations. The covenant requires that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreements. This ratio at December 31, 2005 was 21.5%.

       We closely monitor and manage our liquidity through long- and short-term planning that is integrated throughout our underwriting and investment operations. We manage the duration of assets and related liabilities through our ALM organization, using a dynamic process that addresses liquidity utilizing the investment portfolio, and components of the portfolio as appropriate, which is routinely subjected to stress testing. We also have access to funds from the Corporation's commercial paper program.

       Certain remote events and circumstances could constrain our or the Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's long-term debt rating of A1, A+ and a (from Moody's, Standard & Poor's and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in our financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of our individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

     CONTRACTUAL OBLIGATIONS AND COMMITMENTS Our contractual obligations as of December 31, 2005 and the payments due by period are shown in the following table.

                                                                   Less Than                               Over 5
(IN MILLIONS)                                           Total       1 Year      1-3 Years    4-5 Years     Years
                                                     ----------   ----------   ----------   ----------   ----------
Liabilities for collateral and repurchase
agreements(1)                                        $    2,231   $    2,231   $        -   $        -   $        -
Contractholder funds(2)                                  69,936        7,915       21,319       12,380       28,322
Reserve for life-contingent contract benefits(3)         27,405        1,000        3,085        2,055       21,265
Long-term debt                                              181            -           49            -          132
Payable to affiliates, net                                   98           98            -            -            -
Other liabilities and accrued expenses(4)(5)                621          594           10            6           11
                                                     ----------   ----------   ----------   ----------   ----------
Total Contractual Cash                               $  100,472   $   11,838   $   24,463   $   14,441   $   49,730
                                                     ==========   ==========   ==========   ==========   ==========

----------
(1) Liabilities for collateral and repurchase agreements are typically fully secured with cash or marketable securities. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business.
(2) Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies and institutional products. These amounts reflect estimated cash payments to be made to policyholders and contractholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of payments has been determined by the contract. In addition, as of December 31, 2005, we had $3.45 billion of extendible funding agreements in force, which provide contractholders the ability to elect a maturity extension each month so long as the extension period does not extend beyond the contractually specified final maturity dates. The contractually specified final maturity dates begin in 2009 and are definitive unless the contracts are paid out earlier in accordance with an election to not extend the contracts, in which case the contracts mature 12 months thereafter. Extendible funding agreements are reflected in the table above at the contractually specified final maturity dates. Other contracts, such as interest-sensitive life and fixed deferred annuities, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death, or (ii) the occurrence of a payment triggering event, such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, customer lapse and withdrawal activity, and estimated additional deposits for interest-sensitive life contracts, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table of $69.94 billion exceeds the corresponding liability amounts of $58.19 billion included in the Consolidated Statements of Financial Position as of December 31, 2005 for contractholder funds. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.
(3) The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies and reflects the present value of estimated cash payments to be made to policyholders and contractholders. Immediate annuities with life contingencies include (i) contracts where we are currently making payments and will continue to do so until the occurrence of a specific event such as death and (ii) contracts where the timing of a portion of the payments has been determined by the contract. Other contracts, such as traditional life and accident and health insurance, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until
     (i) the occurrence of an insurable event, such as death or illness, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. We have estimated the timing of cash outflows related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table of $27.41 billion exceeds the corresponding liability amounts of $11.88 billion included in the Consolidated Statements of Financial Position as of December 31, 2005 for reserve for life-contingent contract benefits. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.
(4) Other liabilities and accrued expenses primarily include accrued expenses, claim payments and other checks outstanding.
(5) Balance sheet liabilities not included in the table above include unearned and advanced premiums of $44 million and deferred income taxes of $340 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis of accounting. In addition, other liabilities of $195 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

     The following is a distribution in U.S. Dollars of funding agreements (non-putable) by currency at December 31. All foreign currency denominated funding agreements have been swapped to U.S. Dollars.

              (IN MILLIONS)

                                        2005         2004
                                     ----------   ----------
              CURRENCY
              Australian Dollar      $      152   $      152
              Swiss Franc                   278          336
              Euro                           --           --
              British Pound                 696          696
              Japanese Yen                   --           --
              Singapore Dollar               41           41
              United States Dollar       10,855        8,225
                                     ----------   ----------
                                     $   12,022   $    9,450
                                     ==========   ==========

     Our contractual commitments as of December 31, 2005 and the payments due by period are shown in the following table.

                                                         LESS THAN                               OVER 5
(IN MILLIONS)                                 TOTAL       1 YEAR      1-3 YEARS    4-5 YEARS      YEARS
                                              -----       ------      ---------    ---------      -----
Other Commitments - Conditional (1)        $      613   $      547   $       66   $       --   $       --
Other Commitments - Unconditional (1)             570           18          314          225           13
                                           ----------   ----------   ----------   ----------   ----------
Total Commitments                          $    1,183   $      565   $      380   $      225   $       13
                                           ==========   ==========   ==========   ==========   ==========

----------
     (1) Represents investment commitments such as private placements and mortgage loans.

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

PENDING ACCOUNTING STANDARDS

     As of December 31, 2005, there were several pending accounting standards that we have not implemented either because the standard had not been finalized or the implementation date had not yet occurred. For a discussion of these pending standards, see Note 2 of the consolidated financial statements.

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

CHANGES IN UNDERWRITING AND ACTUAL EXPERIENCE COULD MATERIALLY AFFECT PROFITABILITY

     Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Management establishes target returns for each product based upon these factors and the average amount of capital that the company must hold to support in-force contracts, satisfy rating agencies and meet regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target returns on a portfolio basis. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

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

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS

     Our ability to manage our investment margin for spread-based products, such as fixed annuities and institutional products, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. As interest rates decrease or remain at low levels, proceeds from investments that have matured, prepaid or been sold may be reinvested at lower yields, reducing investment margin. Lowering interest crediting rates can offset decreases in investment margin on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when the fixed income investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads. Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

DECLINING EQUITY MARKETS MAY REDUCE BOTH SALES OF PRODUCTS AND INCOME FROM CONTRACT CHARGES AND MAY ADVERSELY AFFECT OPERATING RESULTS AND FINANCIAL CONDITION

     Conditions in the domestic and international stock markets affect the sale and profitability of our variable annuities. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing separate accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned to decrease. In addition, it is possible that the assumptions and projections we use to establish prices for GMDB, GMIB, GMAB and GMWB products, particularly assumptions and projections about investment performance, do not accurately reflect the level of costs that we will ultimately incur in providing those benefits, resulting in adverse margin trends. These factors may result in accelerated DAC amortization and require increases in reserves, which would reduce statutory capital and surplus and/or our net income. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB by a proportional amount.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE LIFE, FIXED AND VARIABLE ANNUITIES AND OTHER INVESTMENT PRODUCTS MAY HAVE AN ADVERSE EFFECT ON RESULTS THROUGH INCREASED AMORTIZATION OF DAC

     DAC related to interest-sensitive life, fixed and variable annuities and other investment contracts is amortized in proportion to AGP and EGP over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our operating results and financial condition.

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

CHANGES IN TAX LAWS MAY DECREASE SALES AND PROFITABILITY OF PRODUCTS

     Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

ACTIONS TAKEN TO SIMPLIFY OUR BUSINESS MODEL AND IMPROVE PROFITABILITY MAY NOT BE SUCCESSFUL AND MAY RESULT IN LOSSES AND COSTS

     We are pursuing strategies intended to improve return on equity. Actions that we have taken and may continue to take include changing the number and selection of products being marketed, terminating underperforming distribution relationships, merging or disposing of unnecessary and/or non-strategic legal entities, reducing policy administration software systems, and other actions that we may determine are appropriate to successfully execute our business strategies. The actions that we have taken and may take in the future may not achieve their intended outcome and could result in lower premiums and contract charges, restructuring costs, losses on disposition or losses related to the discontinuance of individual products or distribution relationships.

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE

     The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, operating results or financial condition. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

WE ARE SUBJECT TO MARKET RISK AND DECLINES IN CREDIT QUALITY

     We are subject to market risk, the risk that we will incur losses due to adverse changes in equity, interest, commodity or foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices and, to a lesser degree, changes in foreign currency exchange rates and commodity prices. For additional information on market risk, see the "Market Risk" section of MD&A.

     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also cause the purchase of longer-term assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio. Increases in interest rates also may lead to an increase in policy loans, surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to derivative strategies not adequately addressing portfolio risks.

CONCENTRATION OF OUR INVESTMENT PORTFOLIOS IN ANY PARTICULAR SEGMENT OF THE ECONOMY MAY HAVE ADVERSE EFFECTS

     The concentration of our investment portfolios in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our results of operations and financial position. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified.

WE MAY SUFFER LOSSES FROM LITIGATION

     As is typical for a large company, we are involved in a substantial amount of litigation, including class action litigation challenging a range of company practices. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows for a particular quarter or annual period. For a description of our current legal proceedings, see Note 11 of the consolidated financial statements.

     In some circumstances, we may be able to collect on third party insurance that we carry to recover all or part of amounts that we pay in judgments, settlements and litigation expenses. However, we may not be able to resolve issues concerning the availability, if any, or the ability to collect such insurance concurrently with the underlying litigation. Consequently, the timing of the resolution of a particular piece of litigation and the determination of our insurance recovery with respect to that litigation may not coincide and may be reflected in our financial statements in different fiscal quarters.

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH

     As insurance companies, broker-dealers, investment advisers and/or investment companies, we and many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect purchasers or users of insurance products. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

     In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for optional federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

REINSURANCE MAY BE UNAVAILABLE AT CURRENT LEVELS AND PRICES, WHICH MAY LIMIT OUR ABILITY TO WRITE NEW BUSINESS

     Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, or develop or seek other alternatives.

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

     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and may result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that a terrorist act occurs, our operating results may be adversely affected, depending on the nature of the event.

ANY DECREASE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION

     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The insurance financial strength ratings of both AIC and ALIC are A+, AA and Aa2 from A.M. Best, Standard & Poor's and Moody's, respectively. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                            YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
(IN MILLIONS)                                                           2005           2004          2003
                                                                    -----------    -----------    -----------
REVENUES
Premiums (net of reinsurance ceded of $606, $526 and $418)          $       474    $       637    $       959
Contract charges                                                          1,079            961            872
Net investment income                                                     3,707          3,260          3,082
Realized capital gains and losses                                            19            (11)           (84)
                                                                    -----------    -----------    -----------

                                                                          5,279          4,847          4,829

COSTS AND EXPENSES
Contract benefits (net of reinsurance recoverable of $515,
   $418 and $336)                                                         1,340          1,359          1,595
Interest credited to contractholder funds                                 2,340          1,923          1,764
Amortization of deferred policy acquisition costs                           568            534            479
Operating costs and expenses                                                433            462            493
                                                                    -----------    -----------    -----------
                                                                          4,681          4,278          4,331

LOSS ON DISPOSITION OF OPERATIONS                                            (7)           (24)           (45)
                                                                    -----------    -----------    -----------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, AFTER-TAX                         591            545            453
Income tax expense                                                          174            189            162
                                                                    -----------    -----------    -----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, AFTER-TAX                                                        417            356            291

Cumulative effect of change in accounting principle, after-tax               --           (175)           (13)
                                                                    -----------    -----------    -----------

NET INCOME                                                                  417            181            278
                                                                    -----------    -----------    -----------

OTHER COMPREHENSIVE (LOSS) INCOME, AFTER-TAX
Changes in:
   Unrealized net capital gains and losses                                 (425)           (40)             1
                                                                    -----------    -----------    -----------

OTHER COMPREHENSIVE (LOSS) INCOME, AFTER-TAX                               (425)           (40)             1
                                                                    -----------    -----------    -----------

COMPREHENSIVE (LOSS) INCOME                                         $        (8)   $       141    $       279
                                                                    ===========    ===========    ===========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                    DECEMBER 31,
                                                                              -----------------------
                                                                                 2005         2004
                                                                              ----------   ----------
(IN MILLIONS, EXCEPT SHARE AND PAR VALUE DATA)

ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $59,717 and
      $55,964)                                                                $   61,977   $   59,291
   Mortgage loans                                                                  8,108        7,318
   Equity securities                                                                 324          214
   Short-term                                                                        927        1,440
   Policy loans                                                                      729          722
   Other                                                                             691          704
                                                                              ----------   ----------
      Total investments                                                           72,756       69,689
Cash                                                                                 154          241
Deferred policy acquisition costs                                                  3,948        3,176
Reinsurance recoverables, net                                                      1,699        1,507
Accrued investment income                                                            648          593
Other assets                                                                         582          818
Separate Accounts                                                                 15,235       14,377
                                                                              ----------   ----------
   TOTAL ASSETS                                                               $   95,022   $   90,401
                                                                              ==========   ==========
LIABILITIES
Contractholder funds                                                          $   58,190   $   53,939
Reserve for life-contingent contract benefits                                     11,881       11,203
Unearned premiums                                                                     35           31
Payable to affiliates, net                                                            98           79
Other liabilities and accrued expenses                                             3,054        3,721
Deferred income taxes                                                                340          638
Long-term debt                                                                       181          104
Separate Accounts                                                                 15,235       14,377
                                                                              ----------   ----------
   TOTAL LIABILITIES                                                              89,014       84,092
                                                                              ----------   ----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 7 AND 11)

SHAREHOLDER'S EQUITY
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares
   authorized, 49,230 shares issued and outstanding                                    5            5
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares
   authorized, none issued                                                            --           --
Common stock, $227 par value, 23,800 shares authorized and outstanding                 5            5
Additional capital paid-in                                                         1,108        1,108
Retained income                                                                    4,302        4,178
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                           588        1,013
                                                                              ----------   ----------
   Total accumulated other comprehensive income                                      588        1,013
                                                                              ----------   ----------
   TOTAL SHAREHOLDER'S EQUITY                                                      6,008        6,309
                                                                              ----------   ----------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $   95,022   $   90,401
                                                                              ==========   ==========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                  YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
(IN MILLIONS)                                                2005          2004          2003
                                                          ----------    ----------    ----------
REDEEMABLE PREFERRED STOCK - SERIES A
Balance, beginning of year                                $        5    $       82    $       93
Redemption of stock                                                -            (7)          (11)
Reclassification to long-term debt                                 -           (70)            -
                                                          ----------    ----------    ----------

Balance, end of year                                               5             5            82
                                                          ----------    ----------    ----------

REDEEMABLE PREFERRED STOCK - SERIES B                              -             -             -
                                                          ----------    ----------    ----------

COMMON STOCK                                                       5             5             5
                                                          ----------    ----------    ----------

ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year                                     1,108         1,067         1,067
Capital contributions                                              -            41             -
                                                          ----------    ----------    ----------

Balance, end of year                                           1,108         1,108         1,067
                                                          ----------    ----------    ----------

RETAINED INCOME
Balance, beginning of year                                     4,178         4,222         4,145
Net income                                                       417           181           278
Dividends                                                       (293)         (225)         (201)
                                                          ----------    ----------    ----------

Balance, end of year                                           4,302         4,178         4,222
                                                          ----------    ----------    ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                                     1,013         1,053         1,052
Change in unrealized net capital gains and losses               (425)          (40)            1
                                                          ----------    ----------    ----------

Balance, end of year                                             588         1,013         1,053
                                                          ----------    ----------    ----------

TOTAL SHAREHOLDER'S EQUITY                                $    6,008    $    6,309    $    6,429
                                                          ==========    ==========    ==========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                        --------------------------------------
(IN MILLIONS)                                                                               2005         2004          2003
                                                                                        ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $      417    $      181    $      278
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization and other non-cash items                                                    (175)         (145)         (175)
     Realized capital gains and losses                                                         (19)           11            84
     Loss on disposition of operations                                                           7            24            45
     Cumulative effect of change in accounting principle                                         -           175            13
         Interest credited to contractholder funds                                           2,340         1,923         1,764
       Changes in:
         Policy benefit and other insurance reserves                                          (200)          (85)           45
         Unearned premiums                                                                       4             2             8
         Deferred policy acquisition costs                                                    (198)         (279)         (253)
         Reinsurance recoverables                                                             (197)         (241)         (141)
         Income taxes payable                                                                   18            40             3
         Other operating assets and liabilities                                                 95           (86)           81
                                                                                        ----------    ----------    ----------
         Net cash provided by operating activities                                           2,092         1,520         1,752
                                                                                        ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales
   Fixed income securities                                                                  10,881         9,040         8,158
   Equity securities                                                                            57           349            80
Investment collections
   Fixed income securities                                                                   4,575         4,314         4,818
   Mortgage loans                                                                            1,172           729           679
Investments purchases
   Fixed income securities                                                                 (18,756)      (20,295)      (19,225)
   Equity securities                                                                          (203)         (334)          (47)
   Mortgage loans                                                                           (1,976)       (1,711)       (1,146)
Change in short-term investments, net                                                         (352)           11           236
Change in other investments, net                                                              (110)           (6)           14
                                                                                        ----------    ----------    ----------
       Net cash used in investing activities                                                (4,712)       (7,903)       (6,433)
                                                                                        ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of redeemable preferred stock                                                       (25)          (20)          (11)
Contractholder fund deposits                                                                11,373        13,076         9,841
Contractholder fund withdrawals                                                             (8,604)       (6,352)       (5,253)
Dividends paid                                                                                (211)         (201)          (27)
                                                                                        ----------    ----------    ----------
       Net cash provided by financing activities                                             2,533         6,503         4,550
                                                                                        ----------    ----------    ----------
NET (DECREASE) INCREASE IN CASH                                                                (87)          120          (131)
CASH AT BEGINNING OF YEAR                                                                      241           121           252
                                                                                        ----------    ----------    ----------
CASH AT END OF YEAR                                                                     $      154    $      241    $      121
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

     Effective January 1, 2005, Glenbrook Life and Annuity Company ("GLAC"), a wholly owned subsidiary of ALIC, was merged into ALIC to achieve future cost savings and operational efficiency. The merger had no impact on the Company's results of operations, financial position or cash flows.

     To conform to the 2005 presentation, certain amounts in the prior years' consolidated financial statements and notes have been reclassified.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

     The Company sells life insurance, retirement and investment products to individual and institutional customers through several distribution channels. The principal individual products are deferred and immediate fixed annuities, variable annuities and interest-sensitive and traditional life insurance. The principal institutional product is funding agreements backing medium-term notes.

     The Company, through several companies, is authorized to sell life insurance, retirement and investment products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2005, the top geographic locations for statutory premiums and annuity considerations were Delaware, California, New York and Florida. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations. The Company distributes its products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies, independent agencies, global and national banks, national and regional broker-dealers, and specialized structured settlement brokers. The Company sells products through independent agencies affiliated with master brokerage agencies. The Company sells funding agreements to unaffiliated trusts used to back medium-term notes issued to institutional and individual investors. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control of these non-affiliated entities could negatively impact the Company's sales.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, mortgage-backed, commercial mortgage-backed and asset-backed securities, bank loans, which are primarily senior secured corporate loans, and redeemable preferred stocks. Fixed income securities may be sold prior to their contractual maturity ("available for sale") and are carried at fair value, with the exception of bank loans that are carried at amortized cost. The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data (e.g., term structures of interest rates and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. The difference between amortized cost and fair value, net of deferred income taxes, certain deferred policy acquisition costs, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, are reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections.

     Equity securities include common stocks, non-redeemable preferred stocks and limited partnership interests. Common stocks and non-redeemable preferred stocks had a carrying value of $67 million and $42 million, and cost of $62 million and $33 million at December 31, 2005 and 2004, respectively. Common and non-redeemable preferred stocks are classified as available for sale and are carried at fair value. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income. Investments in limited partnership interests had a carrying value of $257 million and $172 million at December 31, 2005 and 2004, respectively, and are accounted for in accordance with the equity method of accounting except for instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies, in which case, the Company applies the cost method of accounting.

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

     Short-term investments are carried at cost or amortized cost that approximates fair value, and include the reinvestment of collateral received in connection with securities lending activities, funds received in connection with securities repurchase agreements, and collateral received from counterparties related to derivative transactions. For these transactions, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to return the collateral or funds received. We also purchase securities under agreements to resell.

     Policy loans are carried at the unpaid principal balances. Other investments consist primarily of derivative financial instruments and real estate investments. Real estate investments are accounted for by the equity method if held for investment, or depreciated cost, net of valuation allowances, if the Company has an active plan to sell.

     Investment income consists primarily of interest and dividends, net investment income from partnership interests and income from certain derivative transactions. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income on mortgage-backed, commercial mortgage-backed and asset-backed securities is determined using the effective yield method, considering estimated principal repayments. Interest income on certain beneficial interests in securitized financial assets is determined using the prospective yield method, based upon projections of expected future cash flows. Income from investments in partnership interests, accounted for on the cost basis, is recognized upon receipt of amounts distributed by the partnerships as income. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses include gains and losses on investment dispositions, write-downs in value due to other than temporary declines in fair value and changes in the fair value of certain derivatives including related periodic and final settlements. Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

     The Company recognizes other-than-temporary impairment losses on fixed income, equity securities and short-term investments when the decline in fair value is deemed other than temporary (see Note 6).

DERIVATIVE AND EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments include swaps, futures, options (including swaptions), interest rate caps and floors, warrants, certain forward contracts for purchases of to-be-announced ("TBA") mortgage securities, and certain investment risk transfer reinsurance agreements. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in fixed income securities, equity-indexed life and annuity contracts, certain variable life and annuity contracts and certain funding agreements (see Note 7).

     All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contracts. The change in the fair value of derivatives embedded in certain fixed income securities and subject to bifurcation is reported in realized capital gains and losses. The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in contract benefits, interest credited to contractholder funds or realized capital gains and losses.

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged item's or transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. The hedge ineffectiveness reported as realized capital gains and losses amounted to losses of $7 million and $8 million in 2005 and 2004, respectively, and gains of $16 million in 2003.

     FAIR VALUE HEDGES The Company designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.

     For hedging instruments used in fair value hedges, when the hedged items are investment assets or a portion thereof, the change in the fair value of the derivatives is reported in net investment income, together with the change in the fair value of the hedged items. The change in the fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof is reported in interest credited to contractholder funds, together with the change in the fair value of the hedged item. Accrued periodic settlements on swaps are reported together with the changes in fair value of the swaps in net investment income or interest credited to contractholder funds. The book value of the hedged asset or liability is adjusted for the change in the fair value of the hedged risk.

     CASH FLOW HEDGES The Company designates certain of its foreign currency swap contracts as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income. The Company's cash flow exposure may be associated with an existing asset, liability or a forecasted transaction. Anticipated transactions must be probable of occurrence and their significant terms and specific characteristics must be identified.

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

     TERMINATION OF HEDGE ACCOUNTING If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset becomes impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as a non-hedge, or when the derivative has been terminated, the gain or loss recognized on the item being hedged and used to adjust the book value of the asset, liability or portion thereof is amortized over the remaining life of the hedged item to net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied. If the hedged item of a fair value hedge is an asset, which has become impaired, the adjustment made to the book value of the asset is subject to the accounting policies applied to impaired assets. When a derivative financial instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income, beginning in the period hedge accounting is no longer applied or the derivative instrument is terminated. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative financial instrument used in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied. If the cash flow hedge is no longer effective, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the remaining hedged item affects net income.

     NON-HEDGE DERIVATIVE FINANCIAL INSTRUMENTS The Company also has certain derivatives that are used in interest rate, equity price and credit risk management strategies for which hedge accounting is not applied. These derivatives primarily consist of certain interest rate swap agreements, equity and financial futures contracts, interest rate cap and floor agreements, swaptions, certain forward contracts for TBA mortgage securities and credit default swaps.

     The Company replicates fixed income securities using a combination of a credit default swap and one or more highly rated fixed income securities to synthetically replicate the economic characteristics of one or more cash market securities. Fixed income securities are replicated when they are either unavailable in the cash market or more economical to acquire in synthetic form.

     Based upon the type of derivative instrument and strategy, the income statement effects of these derivatives are reported in a single line item, with the results of the associated risk. Therefore, the derivatives' fair value gains and losses and accrued periodic settlements are recognized together in one of the following during the reporting period: net investment income, realized capital gains and losses, operating costs and expenses, contract benefits or interest credited to contractholder funds. Cash flows from embedded derivatives requiring bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks respectively within the Consolidated Statement of Cash Flows. Cash flows on other derivatives are reported in cash flows from investing activities within the Consolidated Statement of Cash Flows.

SECURITY REPURCHASE AGREEMENTS AND SECURITIES LOANED

     Securities lending transactions, and securities sold under agreements to repurchase which primarily includes a mortgage dollar roll program ("repurchase agreements"), are used primarily to generate net investment income. The proceeds received from repurchase agreements also provide a source of liquidity. For repurchase agreements and securities lending transactions used to generate net investment income, the proceeds received are reinvested in short-term investments or fixed income securities. These transactions are short-term in nature (usually 30 days or less).

     The Company receives collateral for securities loaned in an amount generally equal to 102% of the fair value of securities and records the related obligations to return the collateral in other liabilities and accrued expenses. The carrying value of these obligations approximates fair value because of their relatively short-term nature. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary to mitigate counterparty credit risk. The Company maintains the right and ability to redeem the securities loaned on short notice. Substantially all of the Company's securities loaned are placed with large brokerage firms.

     Securities to be repurchased under repurchase agreements are the same, or substantially the same, as the securities transferred. The Company's obligations to return the funds received under repurchase agreements are carried at the amount at which the securities will subsequently be reacquired, including accrued interest, as specified in the respective agreements and are classified as other liabilities and accrued expenses. The carrying value of these obligations approximates fair value because of their relatively short-term nature.

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES, AND RELATED BENEFITS AND INTEREST CREDITED

     Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders. Benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy and are reflected in contract benefits.

     Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to such revenue such that profits are recognized over the lives of the contracts.

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

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies, funding agreements (primarily backing medium-term notes) and certain guaranteed investment contracts ("GICs") are considered investment contracts. Consideration received for such contracts is reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for maintenance, administration and surrender of the contract prior to contractually specified dates, and are recognized when assessed against the contractholder account balance.

     Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed annuities and indexed funding agreements are based on a specified interest-rate index, such as LIBOR, or an equity index, such as the S&P 500. Pursuant to the adoption of Statement of Position No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1") in 2004, interest credited also includes amortization of deferred sales inducement ("DSI") expenses. DSI is amortized into interest credited using the same method used to amortize deferred policy acquisition costs ("DAC").

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

Contract benefits incurred include guaranteed minimum death, income, withdrawal and accumulation benefits incurred on variable annuity and life insurance contracts.

DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Costs that vary with and are primarily related to acquiring life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration and certain underwriting costs. DSI costs, which are deferred and recorded as other assets, related to sales inducements offered on sales to new customers, principally on fixed and variable annuities and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income. DAC is amortized to income and included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations and Comprehensive Income. DSI is amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Consolidated Statements of Operations and Comprehensive Income. DAC and DSI are periodically reviewed for recoverability and written down when necessary.

     For traditional life insurance and other premium paying contracts, DAC is amortized in proportion to the estimated revenues on such business. Assumptions used in amortization of DAC and reserve calculations are determined based upon conditions as of the date of policy issuance and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

     For internal exchanges of traditional life insurance, the unamortized balance of costs previously deferred under the original contracts are charged to income. The new costs associated with the exchange are deferred and amortized to income.

     For interest-sensitive life, fixed and variable annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") earned over the estimated lives of the contracts. The amortization periods range from 15-30 years; however, estimates of customer surrender rates, partial withdrawals and deaths generally result in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of total gross profits. AGP and EGP consists of the following components: benefit margins, primarily from mortality, including guaranteed minimum death, income, withdrawal and accumulation benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

     DAC and DSI amortization for variable annuity and life contracts is estimated using stochastic modeling and is significantly impacted by the anticipated return on the underlying funds. The Company's long-term expectation of separate accounts fund performance, net of fees, was approximately 7% in 2005 and 8% in 2004 and 2003. Whenever actual separate accounts fund performance based on the two most recent years varies from the expectation, the Company projects performance levels over the next five years such that the mean return over a seven-year period equals the long-term expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC and DSI. In applying the reversion to the mean process, the Company does not allow the future mean rates of return including fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluates the results of utilization of this process to confirm that it is reasonably possible that variable annuity and life fund performance will revert to the expected long-term mean within this time horizon.

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

     Any amortization of DAC or DSI that would result from changes in unrealized gains or losses had those gains or losses actually been realized during the reporting period is recorded net of tax in other comprehensive income.

     The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as deferred policy acquisition costs in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the life of the contracts acquired. These costs are amortized as profits emerge over the life of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $37 million and $45 million at December 31, 2005 and 2004, respectively. Amortization expense on the present value of future profits was $8 million, $6 million and $36 million for the years ended December 31, 2005, 2004 and 2003, respectively.

REINSURANCE

     In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from reinsurers (see Note 9). The amounts reported in the Consolidated Statements of Financial Position as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on incurred losses that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contract. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts or are earned ratably over the contract period to the extent coverage remains available. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of the reinsurers and establishes allowances for uncollectible reinsurance recoverables as appropriate.

GOODWILL

     Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The Company annually tests goodwill for impairment using a trading multiple analysis, which is a widely accepted valuation technique, to estimate the fair value of its reporting units. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may be less than its fair value. Goodwill impairment testing indicated no impairment at December 31, 2005.

     In 2004, the Company recognized an aggregate goodwill and other intangible assets impairment loss of $4 million ($2 million after-tax), which was classified as loss on disposition of operations, based on the Company's decision to sell two life insurance companies.

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

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits, which relates to traditional life and accident and health insurance and immediate annuities with life contingencies, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, policy terminations and expenses (see Note 8). These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

CONTRACTHOLDER FUNDS

     Contractholder funds represent interest-bearing liabilities arising from the sale of products, such as interest-sensitive life, fixed annuities and funding agreements. Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses (see Note 8). Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts.

SEPARATE ACCOUNTS

     The Company issues variable annuities and variable life insurance contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the separate accounts. The assets of the separate accounts are carried at fair value. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Consolidated Statements of Operations and Comprehensive Income. Revenues to the Company from the separate accounts consist of contract charges for maintenance, administration, cost of insurance and surrender of the contract prior to the contractually specified dates and are reflected in contract charges. Deposits to the separate accounts are not included in consolidated cash flows.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $13.90 billion and $13.41 billion of equity, fixed income and balanced mutual funds and $580 million and $279 million of money market mutual funds at December 31, 2005 and 2004, respectively.

LIABILITIES FOR VARIABLE CONTRACT GUARANTEES

     The Company offers various guarantees to variable annuity contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), upon periodic withdrawal (withdrawal benefits), or at specified dates during the accumulation period (accumulation benefits). Liabilities for variable contract guarantees related to death benefits are included in reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the Consolidated Statements of Financial Position (see Note 8).

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

     Projected benefits and contract charges used in determining the liability for certain guarantees are developed using models and stochastic scenarios that are also used in the development of estimated future gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based on factors such as the extent of benefit to the potential annuitant, eligibility conditions and the annuitant's attained age. The liability for guarantees is re-evaluated periodically, and adjustments are made to the liability balance through a charge or credit to contract benefits.

     Guarantees related to withdrawal and accumulation benefits are considered to be derivative financial instruments; therefore, the liability for these benefits is established based on its fair value.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("VIES")

     The Company consolidates VIEs when it is the primary beneficiary of a VIE. A primary beneficiary has a variable interest that will absorb a majority of the expected losses if they occur or receive a majority of the entity's expected returns, or both (see Note 13).

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     Commitments to invest, commitments to purchase private placement securities, commitments to extend mortgage loans and credit guarantees have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Consolidated Statements of Financial Position (see Note 7).

ADOPTED ACCOUNTING STANDARDS

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

     In 2005 and 2004, DSI and related amortization is classified within the Consolidated Statements of Financial Position and Operations and Comprehensive Income as other assets and interest credited to contractholder funds, respectively (see Note 10). Pursuant to adopting this guidance, the Company also reclassified $204 million of separate accounts assets and liabilities to investments and contractholder funds, respectively.

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ("AICPA") TECHNICAL PRACTICE
  AID ("TPA") RE. SOP 03-1

      In September 2004, the staff of the AICPA, aided by industry experts, issued a set of technical questions and answers on financial accounting and reporting issues related to SOP 03-1 that will be included in the AICPA's TPAs. The TPA addresses a number of issues related to SOP 03-1 including when it is necessary to establish a liability in addition to the account balance for certain contracts such as single premium and universal life that meet the definition of an insurance contract and have amounts assessed against the contractholder in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function. The impact of adopting the provisions of the TPA did not have a material effect on the results of operations or financial position of the Company.

FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") INTERPRETATION NO. 46 AND 46R,
  "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46" AND "FIN 46R")

     In December 2003, the FASB revised FIN 46, which was originally issued in January 2003. FIN 46R addressed whether certain types of entities, referred to as VIEs, should be consolidated in a company's financial statements. A company must consolidate a VIE in which it has an investment if it has determined to be the primary beneficiary. A primary beneficiary has a variable interest that will absorb a majority of the expected losses if they occur, receive a majority of the entity's expected returns, or both. The Company elected to adopt FIN 46 as of July 1, 2003 for its existing VIE. See Note 13 for the impact of adoption.

DERIVATIVES IMPLEMENTATION GROUP STATEMENT 133 IMPLEMENTATION ISSUE NO. B36,
  "EMBEDDED DERIVATIVES: MODIFIED COINSURANCE ARRANGEMENTS AND DEBT INSTRUMENTS THAT INCORPORATE CREDIT RISK EXPOSURES THAT ARE UNRELATED OR ONLY PARTIALLY RELATED TO THE CREDITWORTHINESS OF THE OBLIGOR UNDER THOSE INSTRUMENTS" ("IMPLEMENTATION ISSUE B36")

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

     In November 2005, the Financial Accounting Standards Board ("FASB") issued FSP FAS 115-1, which nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 is not expected to have a material effect on the results of operations or financial position of the Company.

STATEMENT OF POSITION 05-1, ACCOUNTING BY INSURANCE ENTERPRISES FOR DEFERRED
  ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF INSURANCE CONTRACTS ("SOP 05-1")

     In October 2005, the AICPA issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract. Nonintegrated contract features are accounted for as separately issued contracts. Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company's accounting policy for internal replacements is generally consistent with the accounting guidance prescribed in SOP 05-1. The Company is currently assessing the impact of the SOP on its results of operations and financial position.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS ("SFAS NO. 154")

     In May 2005, the FASB issued SFAS No. 154, which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. SFAS No. 154, upon adoption, is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS NO. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT
     OF FASB STATEMENTS NO. 133 AND 140 ("SFAS NO. 155")

     In February 2006 the FASB issued SFAS No. 155, which resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. The Company is currently assessing the impact of SFAS No. 155 on its results of operations and financial position.

3.   DISPOSITIONS

     In 2005, the Company entered into negotiations to sell two of its wholly owned subsidiaries, Charter National Life Insurance Company ("Charter") and Intramerica Life Insurance Company ("Intramerica"), and recognized an estimated loss on disposition of $4 million ($1 million, after-tax). During the third quarter, a definitive agreement was reached for which the buyer failed to gain regulatory approval. The subsidiaries whose assets, excluding reinsurance recoverables due from ALIC, totaled approximately $443 million at December 31, 2005 ($114 million and $297 million are classified as reinsurance recoverables and separate accounts, respectively) are still available for sale.

     In 2003, the Company announced its intention to exit its direct response distribution business and, based on its decision to sell the business, reached a measurement date that resulted in the recognition of an estimated loss on the disposition of $44 million ($29 million, after-tax). In 2004, the Company disposed of substantially all of its direct response distribution business pursuant to reinsurance transactions with subsidiaries of Citigroup and Scottish Re (U.S.) Inc. In connection with these disposal activities, the Company recorded an additional loss on disposition of $3 million ($2 million after-tax) and $21 million ($14 million after-tax) in 2005 and 2004, respectively (see Notes 9 and 10).

SUBSEQUENT EVENT

     On March 8, 2006, ALIC, its subsidiary, Allstate Life Insurance Company of New York ("ALNY"), and the Corporation, entered into a definitive agreement ("Agreement") with Prudential Financial, Inc. and its subsidiary The Prudential Insurance Company of America (collectively, "Prudential") for the sale pursuant to a combination of coinsurance and modified coinsurance reinsurance of substantially all of its variable annuity business. Total consideration is expected to be approximately $581 million, subject to adjustment for changes in equity markets and interest rates between the effective date of the Agreement and the closing of the transaction. ALIC has entered into an economic hedge that it believes will substantially reduce its economic exposure to the variability of this arrangement from the period
between the effective date of the Agreement and closing.   As a result of the
modified coinsurance reinsurance, the separate account assets and liabilities will remain on ALIC's consolidated statements of financial position, but the related results of operations will be fully reinsured to Prudential. The sale is expected to result in the recognition of a small gain, which will be amortized into earnings over the life of the Agreement. A level of cash or cash equivalents in an amount equal to the fixed (general) account liabilities of approximately $1 billion, net of the consideration, will be needed to settle our obligation to Prudential at closing under the coinsurance portion of the Agreement. An evaluation will occur in the first quarter of 2006 regarding available sources of funds for settlements, which may include such items as cash flows from operations, sales of existing investments or borrowings.

     Under the Agreement, ALIC, ALNY and the Corporation will each indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain. In addition, ALIC, ALNY and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC's and ALNY's provision of transition services.

     The terms of the Agreement will give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years. During a transition period, ALIC and ALNY will continue to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and, for a period of twenty-four months or less, service the reinsured business while Prudential prepares for the migration of the business onto its servicing platform. ALIC and ALNY have also agreed to continue to issue variable annuity contracts in the financial institutions channel for a period of at least thirty-three months and cede them to Prudential. The Agreement is subject to regulatory approval and is expected to be completed by the end of the second quarter of 2006.

     In 2005, ALIC's and ALNY's variable annuity business generated approximately $278 million in contract charges on separate account balances of $14 billion and general account balances of $2 billion as of December 31, 2005. Separate account balances totaling approximately $1 billion related to the variable life business and three companies held for sale continue to be retained by ALIC.

4.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $51 million, $79 million and $41 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     The Company paid dividends of $49 million and $24 million in the form of investment securities to AIC in 2005 and 2004, respectively. In 2004, the Company received non-cash capital contributions of $41 million related to certain reinsurance transactions with American Heritage Life Insurance Company ("AHL"), an unconsolidated affiliate of the Company, and Columbia Universal Life Insurance Company ("Columbia"), a former unconsolidated affiliate of the Company, in 2004 (see Note 5).

     Liabilities for collateral received in conjunction with securities lending and other activities and for funds received from security repurchase activities were $ 2.23 billion, $2.93 billion and $1.92 billion at December 31, 2005, 2004, and 2003, respectively, and are reported in other liabilities and accrued expenses in the Consolidated Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the related changes in investments, which for the years ended December 31 are as follows:

(IN MILLIONS)                                                                 2005          2004          2003
                                                                           ----------    ----------    ----------
Net change in fixed income securities                                      $     (221)   $     (305)   $     (520)
Net change in short-term investments                                              918          (705)         (162)
                                                                           ----------    ----------    ----------
    Operating cash flow provided (used)                                    $      697    $   (1,010)   $     (682)
                                                                           ==========    ==========    ==========

Liabilities for collateral and security repurchase, beginning of year      $   (2,928)   $   (1,918)   $   (1,236)
Liabilities for collateral and security repurchase, end of year                (2,231)       (2,928)       (1,918)
                                                                           ----------    ----------    ----------
    Operating cash flow (used) provided                                    $     (697)   $    1,010    $      682
                                                                           ==========    ==========    ==========

5.   RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company uses services performed by its affiliates, AIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs allocated to the Company (see Note 15), were $410 million, $322 million, and $299 million in 2005, 2004 and 2003, respectively. A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income.

STRUCTURED SETTLEMENT ANNUITIES

     The Company issued $235 million, $98 million and $119 million of structured settlement annuities, a type of immediate annuity, in 2005, 2004 and 2003, respectively, at prices determined based upon interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC. Of these amounts, $9 million, $27 million and $21 million relate to structured settlement annuities with life contingencies and are included in premium income for 2005, 2004, and 2003, respectively. In most cases, these annuities were issued under a "qualified assignment," whereby Allstate Settlement Corporation ("ASC"), a wholly-owned subsidiary of ALIC, purchased annuities from the Company and assumed AIC's obligation to make the future payments.

     AIC issued surety bonds to guarantee the payment of structured settlement benefits assumed by ASC (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company through June 30, 2001. ASC entered into a General Indemnity Agreement pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gave AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds. For contracts written on or after July 1, 2001, AIC no longer issues surety bonds to guarantee the payment of structured settlement benefits. Alternatively, ALIC guarantees the payment of structured settlement benefits on all contracts issued on or after July 1, 2001.

     Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.94 billion and $4.96 billion at December 31, 2005 and 2004, respectively.

BROKER/DEALER AGREEMENT

     The Company receives underwriting and distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker/dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. The Company incurred $46 million, $44 million and $38 million of commission and other distribution expenses for the years ending December 31, 2005, 2004 and 2003, respectively.

INVESTMENTS

     In 2005, the Company purchased fixed income securities from AIC. The Company paid $655 million in cash for the securities, which includes the fair value of the securities of $649 million and $6 million for accrued investment income. Since the transaction was between affiliates under common control, the securities were recorded at the amortized cost of $623 million as of the date of sale. The difference between the amortized cost and fair value of the securities, which increased accumulated other comprehensive income by $26 million, was recorded as a dividend of $26 million ($16 million, after-tax). Thus, the net effect on shareholder's equity was zero.

REINSURANCE TRANSACTIONS

     In 2005, the Company received fixed income securities with a fair value and amortized cost of $381 million and $358 million, respectively, and $5 million of accrued investment income for the settlement of a $386 million premium receivable due from AHL, an unconsolidated affiliate of the Company. The receivable related to two coinsurance agreements entered into in 2004 whereby the Company assumed certain interest-sensitive life insurance and fixed annuity contracts from AHL. Since the transaction was between affiliates under common control, the securities were recorded at amortized cost as of the date of settlement. The difference between the amortized cost and fair value of the securities, which increased accumulated other comprehensive income by $23 million, was recorded as a non-cash dividend of $23 million ($15 million, after-tax). Thus, the net effect on shareholder's equity was zero. In 2004, as a result of the transaction, the Company recorded a premium receivable of $386 million, DAC of $24 million, policy loans of $16 million, and contractholder funds of $379 million. Since the Company received assets in excess of net liabilities from an affiliate under common control, the Company recognized a gain of $47 million ($31 million, after-tax), which was recorded as a non-cash capital contribution.

     The Company has reinsurance contracts with Columbia, a former unconsolidated affiliate of the Company. In November 2004, the Corporation disposed of Columbia pursuant to a stock purchase agreement with Verde Financial Corporation. As of June 1, 2004, the Company converted a modified coinsurance contract with Columbia to a coinsurance contract to assume 100% of fixed annuity business in force as of June 30, 2000 and new business written prior to the disposition of Columbia. In addition, the Company entered into a coinsurance contract with Columbia to assume 100% of traditional life and accident and health business in force as of June 1, 2004. As a result of these transactions, the Company received assets in excess of net liabilities from an affiliate under common control and recognized a gain of $15 million ($10 million, after-tax), which was recorded as a non-cash capital contribution. Both agreements are continuous but may be terminated by the Company in the event of Columbia's non-payment of reinsurance amounts due. As of May 31, 2001, Columbia ceased issuing new contracts. During 2005, 2004 and 2003, the Company assumed $0.2 million, $14 million and $17 million, respectively, in premiums and contract charges from Columbia.

     The Company had a modified coinsurance contract with Allstate Reinsurance, Ltd. ("Allstate Re"), an unconsolidated affiliate of the Company, to cede 50% of certain fixed annuity business issued under a distribution agreement with PNC Bank NA. Under the terms of the contract, a trust was established to provide protection for ceded liabilities. This agreement was terminated in 2004. During 2003, the Company ceded $0.4 million in contract charges to Allstate Re.

     The Company has a contract to assume 100% of all credit insurance written by AIC. This agreement is continuous but may be terminated by either party with 60 days notice. The Company did not assume premiums from AIC in 2005. The Company assumed premiums from AIC in the amount of $0.3 million and $2 million in 2004 and 2003, respectively.

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

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 12).

DEBT

     On August 1, 2005, ALIC entered into an agreement with Kennett Capital, Inc. ("Kennett"), an unconsolidated affiliate of ALIC, whereby ALIC sold to Kennett $100 million 5.06% surplus notes due July 1, 2035 issued by ALIC Reinsurance Company ("ALIC Re"), a wholly owned subsidiary of ALIC. As payment, Kennett issued a full recourse 4.86% note due July 1, 2035 to ALIC for the same amount. As security for the performance of Kennett's obligations under the agreement and note, Kennett granted ALIC a pledge of and security interest in Kennett's right, title and interest in the surplus notes and their proceeds. Under the terms of the agreement, ALIC may sell and Kennett may choose to buy additional surplus notes, if and when additional surplus notes are issued. The note due from Kennett is classified as other investments and the related surplus notes are classified as long-term debt in the Consolidated Statements of Financial Position (see Note 13).

     As of December 31, 2005 and 2004, the Company has $32 million and $57 million, respectively, of redeemable preferred stock - Series A issued to The Northbrook Corporation, a wholly owned subsidiary of the Corporation. As of December 31, 2005, the preferred stock was mandatorily redeemable and, as a result, it was classified as debt (see Note 13).

     The Company has entered into an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Company had no amounts outstanding under the intercompany loan agreement at December 31, 2005 and 2004. The Corporation uses commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

6.   INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                                    GROSS UNREALIZED
                                                   AMORTIZED    -------------------------       FAIR
     (IN MILLIONS)                                    COST         GAINS         LOSSES         VALUE
                                                  -----------   -----------   -----------    -----------
     AT DECEMBER 31, 2005
     U.S. government and agencies                 $     2,639   $       850   $        (2)   $     3,487
     Municipal                                          4,291           167           (15)         4,443
     Corporate (1)                                     33,437         1,216          (273)        34,380
     Foreign government                                 1,727           374            (2)         2,099
     Mortgage-backed securities                         5,742            29           (78)         5,693
     Commercial mortgage-backed securities              6,745            50           (63)         6,732
     Asset-backed securities                            5,114            32           (28)         5,118
     Redeemable preferred stock                            22             3             -             25
                                                  -----------   -----------   -----------    -----------
       Total fixed income securities              $    59,717   $     2,721   $      (461)   $    61,977
                                                  ===========   ===========   ===========    ===========
     AT DECEMBER 31, 2004
     U.S. government and agencies                 $     2,535   $       798   $         -    $     3,333
     Municipal                                          3,231           106           (14)         3,323
     Corporate (1)                                     32,320         1,975           (89)        34,206
     Foreign government                                 1,511           333            (1)         1,843
     Mortgage-backed securities                         5,905            84           (15)         5,974
     Commercial mortgage-backed securities              6,074           141           (13)         6,202
     Asset-backed securities                            4,331            46           (31)         4,346
     Redeemable preferred stock                            57             7             -             64
                                                  -----------   -----------   -----------    -----------
       Total fixed income securities              $    55,964   $     3,490   $      (163)   $    59,291
                                                  ===========   ===========   ===========    ===========

     (1) Amortized cost and fair value of Corporate fixed income securities include bank loans which are reflected at amortized cost of $945 million and $1.05 billion at December 31, 2005 and 2004, respectively.

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2005:

                                                 AMORTIZED      FAIR
     (IN MILLIONS)                                 COST         VALUE
                                                ----------   ----------
     Due in one year or less                    $    1,113   $    1,124
     Due after one year through five years          10,921       11,082
     Due after five years through ten years         18,250       18,622
     Due after ten years                            18,577       20,338
                                                ----------   ----------
                                                    48,861       51,166
     Mortgage- and asset-backed securities          10,856       10,811
                                                ----------   ----------
        Total                                   $   59,717   $   61,977
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

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

     (IN MILLIONS)                            2005         2004          2003
                                           ----------   ----------    ----------
     Fixed income securities               $    3,377   $    3,072    $    2,875
     Mortgage loans                               469          435           415
     Equity securities                             37           24             8
     Other                                         19         (143)         (121)
                                           ----------   ----------    ----------
       Investment income, before expense        3,902        3,388         3,177
       Investment expense                         195          128            95
                                           ----------   ----------    ----------
         Net investment income             $    3,707   $    3,260    $    3,082
                                           ==========   ==========    ==========

     Net investment income from equity securities includes income from partnership interests of $35 million, $19 million and $7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

     (IN MILLIONS)                                           2005          2004          2003
                                                          ----------    ----------    ----------
     Fixed income securities                              $      (94)   $      (87)   $     (181)
     Equity securities                                             7            11           (10)
     Other investments                                           106            65           107
                                                          ----------    ----------    ----------
       Realized capital gains and losses, pre-tax                 19           (11)          (84)
       Income tax (expense) benefit                               (7)            3            30
                                                          ----------    ----------    ----------
         Realized capital gains and losses, after-tax     $       12    $       (8)   $      (54)
                                                          ==========    ==========    ==========

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

     (IN MILLIONS)                                           2005          2004          2003
                                                          ----------    ----------    ----------
     Investment write-downs                               $      (24)   $      (81)   $     (178)
     Dispositions (1)                                             88           129            64
     Valuation of derivative instruments                        (105)          (66)           12
     Settlement of derivative instruments                         60             7            18
                                                          ----------    ----------    ----------
     Realized capital gains and losses, pre-tax                   19           (11)          (84)
     Income tax (expense) benefit                                 (7)            3            30
                                                          ----------    ----------    ----------
       Realized capital gains and losses, after-tax       $       12    $       (8)   $      (54)
                                                          ==========    ==========    ==========

----------
     (1) Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. The Company may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security. The Company recognized losses of $67 million due to a change in intent to hold certain securities during 2005.

     Gross gains of $199 million, $189 million and $173 million and gross losses of $132 million, $157 million and $184 million were realized on sales of fixed income securities during 2005, 2004 and 2003, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

                                                                                 GROSS UNREALIZED
(IN MILLIONS)                                                     FAIR       -----------------------    UNREALIZED NET
AT DECEMBER 31, 2005                                              VALUE        GAINS        LOSSES      GAINS (LOSSES)
                                                               ----------    ----------   ----------    --------------
Fixed income securities                                        $   61,977    $    2,721   $     (461)   $        2,260
Equity securities                                                     324             6           (1)                5
Derivative instruments(1)                                              (6)            -           (6)               (6)
                                                                                                        --------------
  Total                                                                                                          2,259

Amount recognized for: (2)
    Premium deficiency reserve                                                                                  (1,343)
    Deferred policy acqusition and sales inducement costs                                                          (12)
                                                                                                        --------------
      Total                                                                                                     (1,355)
  Deferred income taxes                                                                                           (316)
                                                                                                        --------------
Unrealized net capital gains and losses                                                                 $          588
                                                                                                        ==============

                                                                                 GROSS UNREALIZED
(IN MILLIONS)                                                     FAIR       -----------------------    UNREALIZED NET
AT DECEMBER 31, 2004                                              VALUE        GAINS        LOSSES      GAINS (LOSSES)
                                                               ----------    ----------   ----------    --------------
Fixed income securities                                        $   59,291    $    3,490   $     (163)   $        3,327
Equity securities                                                     214             9            -                 9
Derivative instruments                                                (10)            -          (23)              (23)
                                                                                                        --------------
  Total                                                                                                          3,313

Amount recognized for:
    Premium deficiency reserve                                                                                  (1,089)
    Deferred policy acqusition and sales inducement costs                                                         (665)
                                                                                                        --------------
      Total                                                                                                     (1,754)
    Deferred income taxes                                                                                         (546)
                                                                                                        --------------
Unrealized net capital gains and losses                                                                 $        1,013
                                                                                                        ==============

----------
  (1) Included in the fair value of derivative securities is $4 million classified as assets and $2 million classified as liabilities.

  (2) See Note 2, Summary of Significant Accounting Policies for deferred policy acquisition and sales inducement costs and reserve for life- contingent contract benefits.

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(IN MILLIONS)                                                          2005          2004          2003
                                                                    ----------    ----------    ----------
Fixed income securities                                             $   (1,067)   $      150    $       95
Equity securities                                                           (4)            5            12
Derivative instruments                                                      17           (21)           (4)
                                                                    ----------    ----------    ----------
  Total                                                                 (1,054)          134           103

Amounts recognized for:
  Premium deficiency reserve                                              (254)         (157)         (136)
  Deferred policy acquisition and sales inducement costs                   653           (39)           35
                                                                    ----------    ----------    ----------
    Total                                                                  399          (196)         (101)
Deferred income taxes                                                      230            22            (1)
                                                                    ----------    ----------    ----------
  (Decrease) increase in unrealized net capital gains and losses    $     (425)   $      (40)   $        1
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

                                                               LESS THAN 12 MONTHS
                                                     ---------------------------------------
($ IN MILLIONS)                                       NUMBER OF       FAIR        UNREALIZED
               AT DECEMBER 31, 2005                     ISSUES        VALUE         LOSSES
                                                     -----------   -----------   -----------
Fixed income securities
  U.S. government and agencies                                13   $        99   $        (2)
  Municipal                                                  160           878           (12)
  Corporate                                                  819         9,936          (193)
  Foreign government                                          21           291            (2)
  Mortgage-backed securities                                 755         3,694           (60)
  Commercial mortgage-backed securities                      321         3,727           (53)
  Asset-backed securities                                    119         1,162           (12)
  Redeemable preferred stock                                   -             -             -
                                                     -----------   -----------   -----------
    Total fixed income securities                          2,208        19,787          (334)

Equity securities                                              2             9            (1)
                                                     -----------   -----------   -----------
  Total fixed income & equity securities                   2,210   $    19,796   $      (335)
                                                     ===========   ===========   ===========
Investment grade fixed income securities                   2,076   $    19,203   $      (314)
Below investment grade fixed income securities               132           584           (20)
                                                     -----------   -----------   -----------
  Total fixed income securities                            2,208   $    19,787   $      (334)
                                                     ===========   ===========   ===========

               AT DECEMBER 31, 2004
Fixed income securities
  U.S. government and agencies                                 7   $        19   $         -
  Municipal                                                  126           525            (8)
  Corporate                                                  328         3,762           (45)
  Foreign government                                           6            63            (1)
  Mortgage-backed securities                                 485         1,960           (14)
  Commercial mortgage-backed securities                       88         1,084            (9)
  Asset-backed securities                                     97         1,011           (12)
  Redeemable preferred stock                                   3             3             -
                                                     -----------   -----------   -----------
    Total fixed income securities                          1,140         8,427           (89)

Equity securities                                              -             -             -
                                                     -----------   -----------   -----------
  Total fixed income & equity securities                   1,140   $     8,427   $       (89)
                                                     ===========   ===========   ===========
Investment grade fixed income securities                   1,078   $     8,159   $       (80)
Below investment grade fixed income securities                62           268            (9)
                                                     -----------   -----------   -----------
  Total fixed income securities                            1,140   $     8,427   $       (89)
                                                     ===========   ===========   ===========

                                                                12 MONTHS OR MORE
                                                     ------------------------------------          TOTAL
($ IN MILLIONS)                                       NUMBER OF       FAIR        UNREALIZED     UNREALIZED
               AT DECEMBER 31, 2005                    ISSUES         VALUE         LOSSES         LOSSES
                                                     -----------   -----------   -----------    -----------
Fixed income securities
  U.S. government and agencies                                 3   $         8   $         -    $        (2)
  Municipal                                                   25            96            (3)           (15)
  Corporate                                                  168         1,962           (80)          (273)
  Foreign government                                           2            20             -             (2)
  Mortgage-backed securities                                 222           587           (18)           (78)
  Commercial mortgage-backed securities                       36           329           (10)           (63)
  Asset-backed securities                                     48           359           (16)           (28)
  Redeemable preferred stock                                   -             -             -              -
                                                     -----------   -----------   -----------    -----------
    Total fixed income securities                            504         3,361          (127)          (461)

Equity securities                                              -             -             -             (1)
                                                     -----------   -----------   -----------    -----------
  Total fixed income & equity securities                     504   $     3,361   $      (127)   $      (462)
                                                     ===========   ===========   ===========    ===========
Investment grade fixed income securities                     488   $     3,227   $      (112)   $      (426)
Below investment grade fixed income securities                16           134           (15)           (35)
                                                     -----------   -----------   -----------    -----------
  Total fixed income securities                              504   $     3,361   $      (127)   $      (461)
                                                     ===========   ===========   ===========    ===========

               AT DECEMBER 31, 2004
Fixed income securities
  U.S. government and agencies                                 1   $         3   $         -    $         -
  Municipal                                                   15           130            (6)           (14)
  Corporate                                                   98         1,251           (44)           (89)
  Foreign government                                           -             -             -             (1)
  Mortgage-backed securities                                  25            32            (1)           (15)
  Commercial mortgage-backed securities                       15           197            (4)           (13)
  Asset-backed securities                                     25           274           (19)           (31)
  Redeemable preferred stock                                   -             -             -              -
                                                     -----------   -----------   -----------    -----------
    Total fixed income securities                            179         1,887           (74)          (163)

Equity securities                                              -             -             -              -
                                                     -----------   -----------   -----------    -----------
  Total fixed income & equity securities                     179   $     1,887   $       (74)   $      (163)
                                                     ===========   ===========   ===========    ===========
Investment grade fixed income securities                     155   $     1,635   $       (51)   $      (131)
Below investment grade fixed income securities                24           252           (23)           (32)
                                                     -----------   -----------   -----------    -----------
  Total fixed income securities                              179   $     1,887   $       (74)   $      (163)
                                                     ===========   ===========   ===========    ===========

     As of December 31, 2005, $444 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Of the $444 million, $416 million related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

     As of December 31, 2005, the remaining $18 million of unrealized losses related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost. Of the $18 million, $10 million related to investment grade fixed income securities, $8 million related to below investment grade fixed income securities. There were no equity securities with unrealized losses greater than or equal to 20% of cost or amortized cost. Of these amounts, $7 million of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve months or more as of December 31, 2005. Additionally, $8 million of unrealized losses from below investment grade securities were airline industry issues for which values were depressed due to company or issue specific conditions and economic issues, including fuel costs. The $8 million of unrealized losses includes $1 million of corporate fixed income securities and $7 million of asset-backed securities. The Company expects eventual recovery of these securities. Every security was included in our portfolio monitoring process.

     As of December 31, 2005, the securities comprising the $18 million of unrealized losses were evaluated based on factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent's bankruptcy.

     As of December 31, 2005, the Company had the intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover.

     As of December 31, 2005 and 2004, the carrying value for cost method investments was $213 million and $130 million, respectively, which primarily included limited partnership interests in fund investments. Each cost method investment was evaluated utilizing certain criteria such as a measurement of the Company's percentage share of the investee's equity relative to the carrying value and certain financial trends to determine if an event or change in circumstance occurred that could indicate an other-than-temporary impairment existed. Investments meeting any one of these criteria were further evaluated and, if it was determined that an other-than-temporary impairment existed, the investment was written down to the estimated fair value. The estimated fair value was generally based on the fair value of the underlying investments in the limited partnership funds. It is not practicable to estimate the fair value of each cost method investment in accordance with paragraphs 14 and 15 of SFAS 107, "Disclosures about Fair Value of Financial Instruments" because the investments are private in nature and do not trade frequently. In addition, the information that would be utilized to estimate fair value is not readily available. In 2005 and 2004, the Company had write-downs of $0.1 million and $2 million, respectively, related to cost method investments that were other-than-temporarily impaired.

MORTGAGE LOAN IMPAIRMENT

     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     The net carrying value of impaired loans at December 31, 2005 and 2004 was $3 million and $22 million, respectively. No valuation allowances were held at December 31, 2005 and 2004 because the fair value of the collateral was greater than the recorded investment in the loans.

     Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise the cash basis is used. The Company recognized interest income on impaired loans of $0.2 million, $2 million and $2 million during 2005, 2004 and 2003, respectively. The average balance of impaired loans was $6 million, $29 million and $23 million during 2005, 2004 and 2003, respectively.

     No valuation allowances were charged to operations in 2005. Valuation allowances charged to operations during 2004 and 2003 were $1 million and $3 million, respectively. In 2004 and 2003, $1 million of a balance previously written off was recovered and $3 million of direct write-downs were charged against the allowances, respectively.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS

     The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represents more than 5% of the portfolio at December 31, 2005 and 2004.

     (% OF MUNICIPAL BOND PORTFOLIO CARRYING VALUE)      2005      2004
                                                       -------   -------
     California                                           22.2%     24.7%
     New Jersey                                            9.6       7.3
     Texas                                                 6.8       7.4
     New York                                              6.5       4.5
     Illinois                                              5.7       7.0

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5% of the portfolio at December 31, 2005 and 2004.

     (% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)    2005      2004
                                                          -------   -------
     California                                              16.6%     14.6%
     Illinois                                                 8.5       8.2
     Texas                                                    8.1       8.2
     Pennsylvania                                             6.6       6.5
     New York                                                 5.7       5.3
     New Jersey                                               5.0       5.7
     Georgia                                                  4.5       5.1

     The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

     (% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)    2005       2004
                                                          -------    -------
     Office buildings                                        32.4%      30.8%
     Warehouse                                               23.2       24.8
     Retail                                                  22.6       25.2
     Apartment complex                                       18.4       15.7
     Industrial                                               1.2        1.3
     Other                                                    2.2        2.2
                                                           ------     ------
                                                            100.0%     100.0%
                                                           ======     ======

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2005 for loans that were not in foreclosure are as follows:

                                            NUMBER      CARRYING
     ($ IN MILLIONS)                       OF LOANS      VALUE       PERCENT
                                          ----------   ----------   ----------
     2006                                         57   $      419          5.2%
     2007                                         78          631          7.8
     2008                                         94          756          9.3
     2009                                        126        1,125         13.9
     2010                                        121        1,281         15.8
     Thereafter                                  488        3,896         48.0
                                          ----------   ----------   ----------
     Total                                       964   $    8,108        100.0%
                                          ==========   ==========   ==========

     In 2005, $329 million of commercial mortgage loans were contractually due. Of these, 77% were paid as due, 22% were refinanced at prevailing market terms and 1% were extended for one year or less. None were foreclosed or in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

CONCENTRATION OF CREDIT RISK

     The Company is not exposed to any credit concentration of risk of a single issuer and its affiliates greater than 10% of the Company's shareholder's equity other than certain U.S. government and government agencies.

SECURITIES LOANED AND SECURITY REPURCHASE

     The Company participates in securities lending programs with third parties, mostly large brokerage firms. At December 31, 2005 and 2004, fixed income securities with a carrying value of $1.81 billion and $1.67 billion, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $5 million, $4 million and $4 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

     The Company participates in programs to sell securities under agreements to repurchase, primarily including a mortgage dollar roll program. At December 31, 2005 and 2004, the Company had $87 million and $721 million, respectively, of securities that were subject to repurchase agreements. For repurchase agreements, an offsetting liability is recorded in other liabilities and accrued expenses to account for the Company's obligation to return these funds. Interest income recorded as a result of the program was $9 million, $23 million, and $13 million for the years ended December 31, 2005, 2004 and 2003, respectively.

OTHER INVESTMENT INFORMATION

     Included in fixed income securities are below investment grade assets totaling $3.13 billion and $3.72 billion at December 31, 2005 and 2004, respectively.

     At December 31, 2005, fixed income securities with a carrying value of $63 million were on deposit with regulatory authorities as required by law.

     At December 31, 2005, the carrying value of investments that were non-income producing, excluding equity securities, was $11 million of fixed income securities.

7.   FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including DAC and DSI and reinsurance recoverables, net) and liabilities (including reserve for life-contingent contract benefits, contractholder funds pertaining to interest-sensitive life contracts and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments such as accrued investment income and cash are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS

                                                            2005                         2004
                                                  -------------------------   --------------------------
     (IN MILLIONS)                                  CARRYING       FAIR        CARRYING         FAIR
                                                     VALUE         VALUE         VALUE          VALUE
                                                  -----------   -----------   -----------    -----------
     Fixed income securities                      $    61,977   $    61,977   $    59,291    $    59,291
     Mortgage loans                                     8,108         8,290         7,318          7,635
     Equity securities                                     67            67            42             42
     Short-term investments                               927           927         1,440          1,440
     Policy loans                                         729           729           722            722
     Separate Accounts                                 15,235        15,235        14,377         14,377

     Fair values of publicly traded fixed income securities are based upon quoted market prices or dealer quotes. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models, which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs, or independent third party pricing sources. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. At December 31, 2005 and 2004, equity securities in the table above exclude $257 million and $172 million, respectively, of limited partnership interests, which are accounted for based on the cost method or equity method of accounting (see Notes 2 and 6). The remaining equity securities reflect common and preferred stocks, which are valued based principally on quoted market prices. Short-term investments are highly liquid investments with maturities of one year or less whose carrying values are deemed to approximate fair value. The carrying value of policy loans is deemed to approximate fair value. Separate accounts assets are carried in the Consolidated Statements of Financial Position at fair value based on quoted market prices.

FINANCIAL LIABILITIES

                                                                   2005                   2004
                                                            -------------------   -------------------
                                                            CARRYING     FAIR     CARRYING     FAIR
     (IN MILLIONS)                                            VALUE      VALUE      VALUE      VALUE
                                                            --------   --------   --------   --------
     Contractholder funds on investment contracts           $ 50,253   $ 48,269   $ 46,384   $ 44,601
     Long-term debt                                              181        181        104        104
     Liability for collateral and repurchase agreements        2,231      2,231      2,928      2,928
     Separate Accounts                                        15,235     15,235     14,377     14,377

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies, funding agreements and GICs are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at fair value in the consolidated financial statements.

     The carrying value of long-term debt is deemed to approximate fair value. Liability for collateral and repurchase agreements is valued at carrying value due to its short-term nature. Separate accounts liabilities are carried at the fair value of the underlying assets.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company primarily uses derivatives for risk reduction and asset replication. In addition, the Company has derivatives embedded in financial instruments, which are required to be separated and accounted for as derivative instruments. With the exception of embedded derivatives which are required to be separated, all of the Company's derivatives are evaluated for their on-going effectiveness as either accounting or non-hedge derivative financial instruments on at least a quarterly basis (see Note 2). The Company does not use derivatives for trading purposes. Non-hedge accounting is used for "portfolio" level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to permit the application of SFAS 133's hedge accounting model. The principal benefit of a "portfolio" level strategy is in its cost savings through its ability to use fewer derivatives with larger notional amounts while hedging on a macro basis.

     Asset-liability management is a risk management strategy that is employed to align the respective interest-rate sensitivities of assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps and floors are acquired to change the interest rate characteristics of existing assets and liabilities to ensure a properly matched relationship is maintained and to reduce exposure to rising or falling interest rates. The Company uses financial futures for macro-hedging related primarily to anticipated asset and liability purchases and financial futures and options for hedging the Company's equity exposure contained in equity indexed and variable annuity product contracts that offer equity returns to contractholders. In addition, the Company also uses interest rate swaps to hedge interest rate risk inherent in funding agreements and foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements.

     Asset replication refers to the "synthetic" creation of an asset through the use of a credit derivative and a high quality cash instrument to replicate fixed income securities that are either unavailable in the cash bond market or more economical to acquire in synthetic form. The Company replicates fixed income securities using a combination of a credit default swap and one or more highly rated fixed income securities to synthetically replicate the economic characteristics of one or more cash market securities.

     The Company has derivatives that are embedded in non-derivative "host" contracts. The Company's primary embedded derivatives are conversion options in fixed income investments, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock and equity options in annuity product contracts, which provide equity returns to contractholders. In addition, the Company owns certain equity-indexed notes containing equity call options, which provide a coupon payout based upon one or more indices.

In the tables that follow:

     The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these agreements.

     Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. For exchange traded derivative contracts, the fair value is based on dealer or exchange quotes. The exchange requires margin deposits as well as daily cash settlements of margin. As of December 31, 2005, the Company pledged $22 million of securities in the form of margin deposits. The fair value of non-exchange traded derivative contracts, including embedded derivative financial instruments subject to bifurcation, is based on either independent third party pricing sources, including broker quotes, or widely accepted pricing and valuation models which use independent third party data as inputs.

     Carrying value amounts include the fair value of the derivatives, including the embedded derivatives, and exclude the accrued periodic settlements which are short-term in nature and are reported in accrued investment income or other invested assets. The carrying value amounts for freestanding derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements.

     The net impact to pretax income includes the settlements for derivatives, including the accrued periodic settlements, as well as changes in the fair value of freestanding and embedded derivatives. For those derivatives that qualify for fair value hedge accounting, it also includes the changes in the fair value of the hedged risk, and therefore reflects any hedging ineffectiveness. For cash flow hedges, gains and losses amortized from accumulated other comprehensive income are included. For embedded derivatives in convertibles and equity-indexed notes subject to bifurcation, accretion income related to the host instrument has also been included.

     The following table categorizes the accounting hedge (fair value and cash flow) and non-hedge strategies employed by the Company. The notional amount, the fair value of the hedge and the impact on pretax income have been provided to illustrate the relative volume, the Company's exposure and the level of mark-to-market activity, respectively, for the derivative programs as of December 31.

                                                      2005                                          2004
                                   ------------------------------------------    -------------------------------------------
                                                        FAIR VALUE                                  FAIR VALUE
                                              -------------------------------               --------------------------------
                                                FAIR       CASH                               FAIR        CASH
                                   NOTIONAL     VALUE      FLOW         NON-     NOTIONAL     VALUE       FLOW         NON-
($ in millions)                     AMOUNT      HEDGE      HEDGE       HEDGE      AMOUNT      HEDGE      HEDGE        HEDGE
                                   --------   --------   --------    --------    --------   --------    --------    --------
RISK REDUCTION
 Interest rate exposure            $ 22,304   $     12   $      -    $     82    $ 18,481   $   (215)   $      -    $     79
 Macro hedging                        3,319          -          -           1       5,437          -           -          (1)
 Hedging of equity exposure in
  annuity contracts                   4,523          -          -          66       2,417          -           -          57
 Hedging interest rate and
  foreign currency risk inherent
  in funding agreements               2,501        327          -           -       4,434        612           -           -
 Other                                  642          3         (6)         (1)        470         14         (23)          1

ASSET REPLICATION                       432          -          -           -         240          -           -           -

EMBEDDED DERIVATIVES
 Convertibles                           453          -          -         159         466          -           -         157
 Equity indexed notes                   325          -          -         133         150          -           -          52
 Annuity contracts                    4,494                              (113)      2,590                               (104)
                                   --------   --------   --------    --------    --------   --------    --------    --------

TOTAL                              $ 38,993   $    342   $     (6)   $    327    $ 34,685   $    411    $    (23)   $    241
                                   ========   ========   ========    ========    ========   ========    ========    ========

                                        IMPACT TO PRETAX INCOME
                                   --------------------------------
($ in millions)                      2005        2004        2003
                                   --------    --------    --------
RISK REDUCTION
 Interest rate exposure            $   (161)   $   (241)   $   (196)
 Macro hedging                           (9)        (32)         10
 Hedging of equity exposure in
  annuity contracts                      20          53          90
 Hedging interest rate and
  foreign currency risk inherent
  in funding agreements                  (9)         48         (16)
 Other                                  (10)         (8)         (9)

ASSET REPLICATION                         2           1           -

EMBEDDED DERIVATIVES
 Convertibles                            27          14          31
 Equity indexed notes                    19           -           -
 Annuity contracts                       (8)         13         (82)
                                   --------    --------    --------

TOTAL                              $   (129)   $   (152)   $   (172)
                                   ========    ========    ========

     Derivative instruments are recorded at fair value and presented in the Consolidated Statements of Financial Position as of December 31, as follows:

                                                           CARRYING VALUE
                                                   ASSETS              (LIABILITIES)
  (IN MILLIONS)                                2005       2004       2005        2004
                                             --------   --------   --------    --------
  Fixed income securities                    $    292   $    209  $       -    $      -
  Other investments                               522        622          -           -
  Other assets                                      3         14          -           -
  Contractholder funds                              -          -       (113)       (105)
  Other liabilities and accrued expenses            -          -        (41)       (111)
                                             --------   --------   --------    --------
     Total                                   $    817   $    845   $   (154)   $   (216)
                                             ========   ========   ========    ========

     For cash flow hedges, unrealized net pre-tax losses included in accumulated other comprehensive income were $(6) million and $(23) million at December 31, 2005 and 2004, respectively. The net pre-tax changes in accumulated other comprehensive income due to cash flow hedges resulted from changes in fair value of $17 million, $(18) million, and $(5) million in 2005, 2004 and 2003, respectively, and the amortization of gains to income of $3 million in 2004 and $(1) million in 2003.

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2005.

                                                                                              CARRYING         CARRYING
                                                              NOTIONAL         FAIR             VALUE            VALUE
(IN MILLIONS)                                                  AMOUNT          VALUE           ASSETS        (LIABILITIES)
                                                           -------------   -------------    -------------    -------------
INTEREST RATE CONTRACTS
Interest rate swap agreements                              $      11,512   $          43    $          49    $          (6)
Financial futures contracts                                        4,188               1                1                -
Interest rate cap and floor agreements                            10,792              51               49                2
                                                           -------------   -------------    -------------    -------------
Total interest rate contracts                                     26,492              95               99               (4)

EQUITY AND INDEX CONTRACTS
Options, financial futures, and warrants                           3,948              66              101              (35)

FOREIGN CURRENCY CONTRACTS
Foreign currency swap agreements                                   2,765             321              323               (2)
Foreign currency futures contracts                                    31               -                -                -
                                                           -------------   -------------    -------------    -------------
Total foreign currency contracts                                   2,796             321              323               (2)

CREDIT DEFAULT SWAPS USED FOR ASSET REPLICATION                      432               -                -                -

EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS
Guaranteed accumulation benefit                                    1,208               2                -                2
Guaranteed withdrawal benefit                                        532               -                -                -
Conversion options in fixed income securities                        453             159              159                -
Equity indexed call options in fixed income securities               325             133              133                -
Equity-indexed and forward starting options in life and
  annuity product contracts                                        2,650            (120)               -             (120)
Other embedded derivative financial instruments                      132               4               (1)               5
                                                           -------------   -------------    -------------    -------------
Total embedded derivative financial instruments                    5,300             178              291             (113)

OTHER DERIVATIVE FINANCIAL INSTRUMENTS                                25               3                3                -
                                                           -------------   -------------    -------------    -------------
TOTAL DERIVATIVE FINANCIAL INSTRUMENTS                     $      38,993   $         663    $         817    $        (154)
                                                           =============   =============    =============    =============

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2004:

                                                                                              CARRYING         CARRYING
                                                              NOTIONAL         FAIR             VALUE            VALUE
(IN MILLIONS)                                                  AMOUNT          VALUE            ASSETS       (LIABILITIES)
                                                           -------------   -------------    -------------    -------------
INTEREST RATE CONTRACTS
Interest rate swap agreements                              $      16,531   $        (124)   $         (49)   $         (75)
Financial futures contracts                                        6,002              (1)               1               (2)
Interest rate cap and floor agreements                             4,850              43               31               12
                                                           -------------   -------------    -------------    -------------
Total interest rate contracts                                     27,383             (82)             (17)             (65)

EQUITY AND INDEX CONTRACTS
Options, financial futures, and warrants                           1,968              58               92              (34)

FOREIGN CURRENCY CONTRACTS
Foreign currency swap agreements                                   1,704             535              547              (12)
Foreign currency futures contracts                                    21               -                -                -
                                                           -------------   -------------    -------------    -------------
Total foreign currency contracts                                   1,725             535              547              (12)

CREDIT DEFAULT SWAPS USED FOR ASSET REPLICATION                      240               -                -                -

EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS
Guaranteed accumulation benefit                                      623               1                -                1
Conversion options in fixed income securities                        466             157              157                -
Equity indexed call options in fixed income securities               150              52               52                -
Equity indexed and forward starting options in life and
 annuity product contracts                                         1,953            (106)               -             (106)
Other embedded derivative financial instruments                       42              (1)              (1)               -
                                                           -------------   -------------    -------------    -------------
Total embedded derivative financial instruments                    3,234             103              208             (105)

OTHER DERIVATIVE FINANCIAL INSTRUMENTS                               135              15               15                -
                                                           -------------   -------------    -------------    -------------
TOTAL DERIVATIVE FINANCIAL INSTRUMENTS                     $      34,685   $         629    $         845    $        (216)
                                                           =============   =============    =============    =============

     The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company uses master netting agreements for over-the-counter derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor and credit default swap agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2005, counterparties pledged $352 million in cash to the Company and the Company did not have any collateral pledged to counterparties. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any associated potential credit risk.

     Credit exposure represents the Company's potential loss if all of the counterparties concurrently fail to perform under the contractual terms of the contracts and all collateral, if any, becomes worthless. This exposure is measured by the fair value of freestanding derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of legally enforceable master netting agreements.

     The following table summarizes the counterparty credit exposure by counterparty credit rating at December 31, as it relates to interest rate swap, currency swap, interest rate cap, interest rate floor and credit default swap agreements.

($ IN MILLIONS)                          2005                                                     2004
                 -----------------------------------------------------   ---------------------------------------------------------
                  NUMBER OF                                  EXPOSURE,      NUMBER OF                                  EXPOSURE,
                   COUNTER-      NOTIONAL      CREDIT          NET OF        COUNTER-      NOTIONAL      CREDIT         NET OF
RATING (1)         PARTIES        AMOUNT     EXPOSURE(2)   COLLATERAL(2)     PARTIES        AMOUNT     EXPOSURE(2)   COLLATERAL(2)
---------------  -----------   -----------   -----------   -------------   -----------   -----------   -----------   -------------
      AAA                  1   $       484   $        10   $          10             2   $     1,984   $         -   $           -
       AA                  5         6,171           123              25             2         2,228           183              13
      AA-                  3         3,484            14              14             4         5,825             8               8
       A+                  6        15,337           273              23             5         9,538           322              17
       A                   1            30             -               -             2         3,806            12               2
                 -----------   -----------   -----------   -------------   -----------   -----------   -----------   -------------
     Total                16   $    25,506   $       420   $          72            15   $    23,381   $       525   $          40
                 ===========   ===========   ===========   =============   ===========   ===========   ===========   =============

----------
(1)  Rating is the lower of S&P's or Moody's ratings.
(2) For each counterparty, only over-the-counter derivatives with a net positive fair value are included.

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

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

                                                          2005                        2004
                                                -------------------------   -------------------------
                                                CONTRACTUAL       FAIR      CONTRACTUAL      FAIR
(IN MILLIONS)                                      AMOUNT        VALUE         AMOUNT        VALUE
                                                -----------   -----------   -----------   -----------
Commitments to invest                           $       569   $         -   $       363   $         -
Private placement commitments                           205             -            39             -
Commitments to extend mortgage loans                    407             4            85             1
Credit guarantees                                       212             -           146             -

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

     Credit guarantees represent conditional commitments included in certain fixed income securities owned by the Company, and exclude those credit guarantees reported as derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". These commitments provide for obligations to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of credit events for the referenced entities. The Company enters into these transactions in order to achieve higher yields than direct investment in referenced entities. The fees for assuming the conditional commitments are reflected in the interest receipts reported in net investment income over the lives of the contracts. The fair value of the credit guarantees are estimates of the conditional commitments only and are calculated using quoted market prices or valuation models, which incorporate external market data. In the event of bankruptcy or other default of the referenced entities, the Company's maximum amount at risk, assuming the value of the referenced credits becomes worthless, is the amount of the aggregate initial investment, which totaled approximately $212 million at December 31, 2005. The Company includes the impact of credit guarantees in its analysis of credit risk, and the referenced credits were current to their contractual terms at December 31, 2005.

8.   RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

     (IN MILLIONS)                                                            2005        2004
                                                                           ----------  ----------
     Immediate annuities:
     Structured settlement annuities                                       $    6,813  $    6,392
     Other immediate annuities                                                  2,414       2,407
     Traditional Life                                                           2,094       1,961
     Other                                                                        560         443
                                                                           ----------  ----------
     Total reserve for life-contingent contract benefits                   $   11,881  $   11,203
                                                                           ==========  ==========

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

                                                                           INTEREST                  ESTIMATION
           PRODUCT                            MORTALITY                      RATE                      METHOD
 Structured settlement annuities    U.S. population with projected       Interest rate            Present value of
                                    calendar year improvements;          assumptions range        contractually
                                    mortality rates adjusted for         from 4.0% to 11.7%       specified future
                                    each impaired life based on                                   benefits
                                    reduction in life expectancy and
                                    nature of impairment

 Other immediate annuities          1983 group annuity mortality         Interest rate            Present value of
                                    table                                assumptions range        expected future
                                    1983 individual annuity              from 1.9% to 11.5%       benefits based on
                                    mortality table                                               historical experience
                                    1983-a annuity mortality table

 Traditional life                   Actual company experience plus       Interest rate            Net level premium
                                    loading                              assumptions range        reserve method using
                                                                         from 4.0% to 11.3%       the Company's
                                                                                                  withdrawal experience
                                                                                                  rates
  Other:
    Variable annuity guaranteed     90% of 1994 group annuity            7%                       Projected benefit
    minimum death benefits          mortality table with internal                                 ratio applied to
                                    modifications                                                 cumulative assessments

    Accident & health               Actual company experience plus                                Unearned premium;
                                    loading                                                       additional contract
                                                                                                  reserves for
                                                                                                  traditional life

     To the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $1.34 billion and $1.09 billion is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2005 and 2004, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

     At December 31, contractholder funds consists of the following:

(IN MILLIONS)                                                                      2005         2004
                                                                               -----------  -----------
Interest-sensitive life                                                        $     7,917  $     7,397
Investment contracts:
Fixed annuities                                                                     37,451       34,590
  Guaranteed investment contracts                                                      198          485
  Funding agreements backing medium-term notes                                      12,454       10,135
  Other investment contacts                                                            170        1,332
                                                                               -----------  -----------
  Total contractholder funds                                                   $    58,190  $    53,939
                                                                               ===========  ===========

     The following table highlights the key contract provisions relating to contractholder funds:

              PRODUCT                          INTEREST RATE                       WITHDRAWAL/SURRENDER CHARGES
Interest-sensitive life              Interest rates credited range           Either a percentage of account balance or dollar
                                     from 2.0% to 6.0%                       amount grading off generally over 20 years

Fixed annuities                      Interest rates credited range           Either a declining or a level percentage charge
                                     from 1.3% to 11.5% for immediate        generally over nine years or less. Additionally,
                                     annuities and 0% to 16% for fixed       approximately 28.7% of fixed annuities are
                                     annuities (which include                subject to market value adjustment for
                                     equity-indexed annuities whose          discretionary withdrawals.
                                     returns are indexed to the S&P
                                     500)

Guaranteed investment contracts      Interest rates credited range           Generally not subject to discretionary withdrawal
                                     from 2.95% to 7.85%

Funding agreements backing           Interest rates credited range           Not applicable
medium-term notes                    from 2.5% to 7.0% (excluding
                                     currency-swapped medium-term
                                     notes)
Other investment contracts:

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

 Other investment contracts          Interest rates credited equaled 4.5%    Not applicable

     Contractholder funds include funding agreements held by VIEs issuing medium-term notes. The VIEs are Allstate Life Funding, LLC, Allstate Financial Global Funding, LLC, Allstate Life Global Funding and Allstate Life Global Funding II, and their primary assets are funding agreements used exclusively to back medium-term note programs.

     Contractholder funds activity for the years ended December 31 is as follows:

(IN MILLIONS)                                                                      2005         2004
                                                                               -----------  -----------
Balance, beginning of year                                                     $    53,939  $    44,914
 Impact of adoption of SOP 03-1(1)                                                       -          421
 Deposits                                                                           11,410       13,076
 Interest credited                                                                   2,340        1,912
 Benefits                                                                             (972)        (714)
 Surrenders and partial withdrawals                                                 (4,203)      (2,718)
 Maturities of institutional products                                               (3,090)      (2,518)
 Contract charges                                                                     (649)        (593)
 Net transfers to separate accounts                                                   (339)        (412)
 Fair value hedge adjustments for institutional products                              (289)          45
 Other adjustments (2)                                                                  43          526
                                                                               -----------  -----------
Balance, end of year                                                            $   58,190  $    53,939
                                                                               ===========  ===========

----------
(1) The increase in contractholder funds due to the adoption of SOP 03-1 reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds, the reclassification of DSI from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income benefit guarantees provided under variable annuity contracts and secondary guarantees on interest-sensitive life and certain fixed annuity contracts.
(2) In 2004, other adjustments include an increase to contractholder funds of $379 million and $93 million as a result of certain reinsurance assumed transactions with AHL and Columbia, respectively (see Note 5).

     The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

                                                                                         DECEMBER 31,
     ($ IN MILLIONS)                                                                2005            2004
                                                                               --------------  --------------
     IN THE EVENT OF DEATH
       Separate account value                                                  $       14,465  $       13,693
       Net amount at risk (1)                                                  $        1,521  $        1,900
       Average attained age of contractholders                                       65 years        66 years

     AT ANNUITIZATION
       Separate account value                                                  $        3,836  $        3,893
       Net amount at risk (2)                                                  $           45  $           72
       Weighted average waiting period until annuitization options available          6 years         7 years

     FOR CUMULATIVE PERIODIC WITHDRAWALS
       Separate account value                                                  $          508  $            -
       Net amount at risk (3)                                                  $            -  $            -

     ACCUMULATION AT SPECIFIED DATES
       Separate account value                                                  $        1,175  $          582
       Net amount at risk (4)                                                  $            -  $            -
       Weighted average waiting period until guarantee date                          11 years        11 years

     (1) Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
     (2) Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.
     (3) Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance at the balance sheet date.
     (4) Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.

     The following table summarizes the liabilities for guarantees:

                                             LIABILITY FOR
                                               GUARANTEES                             LIABILITY FOR
                                           RELATED TO DEATH        LIABILITY FOR        GUARANTEES
                                              BENEFITS AND           GUARANTEES         RELATED TO
                                           INTEREST-SENSITIVE    RELATED TO INCOME     ACCUMULATION
     (IN MILLIONS)                            LIFE PRODUCTS           BENEFITS           BENEFITS           TOTAL
                                           ------------------    ------------------   -------------     -------------
     Balance at December 31, 2004          $               95    $               45   $          (1)    $         139
      Less reinsurance recoverables                       (10)                    -               -               (10)
                                           ------------------    ------------------   -------------     --------------
     Net balance at December 31, 2004                      85                    45              (1)              129
     Incurred guaranteed benefits                          50                     6              (1)               55
     Paid guarantee benefits                              (48)                    -               -               (48)
                                           ------------------    ------------------   -------------     --------------
      Net change                                            2                     6              (1)                7
     Net balance at December 31, 2005                      87                    51              (2)              136
      Plus reinsurance recoverables                        10                     -               -                10
                                           ------------------    ------------------   -------------     --------------

     Balance, December 31, 2005 (1)        $               97    $               51   $          (2)    $         146
                                           ==================    ==================   =============     ==============

----------
     (1) Included in the total liability balance are reserves for variable annuity death benefits of $77 million, variable annuity income benefits of $20 million, variable annuity accumulation benefits of $(2) million and other guarantees of $51 million.

     In 2004, incurred guaranteed benefits were $41 million, $6 million and $(1) million related to death benefits and interest-sensitive life products, income benefits and accumulation benefits, respectively. Paid guarantee benefits were $62 million in 2004 related to death benefits and interest-sensitive life products. There were no paid guarantee benefits in 2004 related to income and accumulation benefits.

9.   REINSURANCE

     The Company reinsures certain of its risks to other insurers primarily under yearly renewable term and coinsurance agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. The Company cedes 100% of the morbidity risk on substantially all of its long-term care contracts. The Company ceded specified percentages of the mortality risk on certain life policies, depending upon the issue date and product, to a pool of thirteen unaffiliated reinsurers. Since November 1998, the Company ceded mortality risk on new life contracts that exceeded $2 million per life for individual coverage. For business sold prior to October 1998, the Company ceded mortality risk in excess of specific amounts up to $1 million per life for individual coverage. Also, on certain in-force variable annuity contracts the Company cedes 100% of the mortality and certain other risks related to product features.

     In addition, the Company has used reinsurance to effect the acquisition or disposition of certain blocks of business. As of December 31, 2005 and 2004, the Company had reinsurance recoverables of $150 million and $169 million, respectively due from subsidiaries of Citigroup and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business (see Note 3).

     As of December 31, 2005, the gross life insurance in force was $444 billion of which $223 billion was ceded to the unaffiliated reinsurers.

     The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

(IN MILLIONS)                                                                2005             2004             2003
                                                                       ---------------   ---------------   -------------
PREMIUMS AND CONTRACT CHARGES
Direct                                                                 $         2,115   $         2,098   $       2,140
Assumed
 Affiliate                                                                          17                14              19
 Non-affiliate                                                                      27                12              90
Ceded--non-affiliate                                                              (606)             (526)           (418)
                                                                       ---------------   ---------------   -------------
  Premiums and contract charges, net of reinsurance                    $         1,553   $         1,598   $       1,831
                                                                       ===============   ===============   =============

     The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

(IN MILLIONS)                                                                2005             2004             2003
                                                                       ---------------   ---------------   -------------
CONTRACT BENEFITS
Direct                                                                 $         1,824   $         1,762   $       1,880
Assumed
 Affiliate                                                                          10                11               4
 Non-affiliate                                                                      21                 4              47
Ceded--non-affiliate                                                              (515)             (418)           (336)
                                                                       ---------------   ---------------   -------------
 Contract benefits, net of reinsurance                                 $         1,340   $         1,359   $       1,595
                                                                       ===============   ===============   =============

      Reinsurance recoverables at December 31 are summarized in the following table.

                                                                 REINSURANCE RECOVERABLE ON
            (IN MILLIONS)                                          PAID AND UNPAID CLAIMS
                                                                 --------------------------
                                                                  2005               2004
                                                                  ----               ----
            Life insurance                                       $ 1,115            $ 1,004
            Long-term care                                           324                238
            Other                                                    260                265
                                                                 -------            -------
            Total                                                $ 1,699            $ 1,507
                                                                 =======            =======

     At December 31, 2005 and 2004, approximately 83% and 80%, respectively, of reinsurance recoverables are due from companies rated A- or better by S&P.

10.  DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Deferred policy acquisition costs for the years ended December 31 are as follows:

(IN MILLIONS)                                                         2005        2004          2003
                                                                   ---------   ----------   -----------
BALANCE, BEGINNING OF YEAR                                         $   3,176   $    3,202   $     2,915
Impact of adoption of SOP-03-1(1)                                          -         (144)            -
Disposition of operation(2)                                                -         (238)            -
Reinsurance(3)                                                             -           40             -
Acquisition costs deferred                                               766          828           732
Amortization charged to income                                          (568)        (534)         (479)
Effect of unrealized gains and losses                                    574           22            34
                                                                   ---------   ----------   -----------
BALANCE, END OF YEAR                                                $  3,948    $   3,176    $    3,202
                                                                   =========   ==========   ===========

----------
(1) In 2004, the impact of adoption of SOP 03-1 includes a write-down in variable annuity DAC of $108 million, the reclassification of DSI from DAC to other assets resulting in a decrease to DAC of $44 million, and an increase to DAC of $8 million for an adjustment to the effect of unrealized capital gains and losses.
(2) In 2004, DAC was reduced by $238 million related to the disposition of substantially all of the Company's direct response distribution business (see Note 3).
(3) In 2004, DAC was increased by $40 million as a result of certain reinsurance transactions with AHL and Columbia (see Note 5).

     Net amortization charged to income includes $126 million, $120 million and $46 million in 2005, 2004 and 2003, respectively, due to realization realized capital gains and losses.

     In 2005 and 2004, DSI and related amortization is classified within the Consolidated Statements of Financial Position and Operations and Comprehensive Income as other assets and interest credited to contractholder funds, respectively. Deferred sales inducement activity for the twelve months ended December 31 was as follows:

     (IN MILLIONS)                                                   2005         2004
                                                                  -----------  ----------
     BALANCE, BEGINNING OF YEAR (1)                               $       134  $       99
     Sales inducements deferred                                            99          55
     Amortization charged to income                                       (74)        (45)
     Effects of unrealized gains and losses                                78          25
                                                                  -----------  ----------
     BALANCE, END OF YEAR                                         $       237  $      134
                                                                  ===========  ==========

----------
     (1) The January 1, 2004 balance includes a $16 million write-down of DSI due to the adoption of SOP 03-1 (see Note 2).

11.  COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

LEASES

     The Company leases certain office facilities and computer equipment. Total rent expense for all leases was $1 million, $1 million and $2 million in 2005, 2004 and 2003, respectively.

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

GUARANTEES

     The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $212 million at December 31, 2005. The obligations associated with these fixed income securities expire at various times during the next six years.

     Lincoln Benefit Life Company ("LBL"), a wholly owned subsidiary of ALIC, has issued universal life insurance contracts to third parties who finance the premium payments on the universal life insurance contracts through a commercial paper program. LBL has issued a repayment guarantee on the outstanding commercial paper balance that is fully collateralized by the cash surrender value of the universal life insurance contracts. At December 31, 2005, the amount due under the commercial paper program is $57 million and the cash surrender value of the policies is $58 million. The repayment guarantee expires April 30, 2006.

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

     The aggregate liability balance related to all guarantees was not material as of December 31, 2005.

REGULATION

     The Company is subject to changing social, economic and regulatory conditions. From time to time regulatory authorities seek to impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

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

     - In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive damages. Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings. In our experience, when specific monetary demands are made in pleadings, they bear little relation to the ultimate loss, if any, to the Company.

     - In connection with regulatory examinations and proceedings, government authorities may seek various forms of relief, including penalties, restitution and changes in business practices. The Company may not be advised of the nature and extent of relief sought until the final stages of the examination or proceeding.

     - For the reasons specified above, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from these matters described below in the "Proceedings" subsection. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

     - Due to the complexity and scope of the matters disclosed in the "Proceedings" subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company's operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

PROCEEDINGS

     Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided in the following paragraph.

     AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization. AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims and are seeking actual damages including benefits under Allstate employee benefit plans and payments provided in connection with the reorganization, as well as punitive damages. In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC has been defending certain matters relating to its life agency program reorganization announced in 2000. These matters have been the subject of an investigation by the EEOC with respect to allegations of age discrimination and retaliation and conciliation discussions between AIC and the EEOC. The outcome of these disputes is currently uncertain.

     The Company has resolved through mediation and settlement all but two of its lawsuits brought by plaintiffs challenging trading restrictions the Company adopted in an effort to limit market-timing activity in its variable annuity sub-accounts. In the remaining lawsuits, the plaintiffs seek a variety of remedies including monetary and equitable relief. The Company has been vigorously defending these matters, but their outcome is currently uncertain.

     The Company is currently undergoing periodic market conduct examinations by state insurance regulators. Regulators in the state of New York are focusing, as they have with other insurers, on the Company's compliance with the state's replacement sales and record-keeping processes with regard to life insurance and annuities among other issues. They have alleged that the Company failed to meet the requirements of certain applicable regulations. In relation to this examination, the Company accrued $15 million of additional contractholder benefits in 2005. The ultimate outcome of these examinations including potential New York customer remediation related to replacement sales is currently pending.

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

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of proceedings, some of which involve claims for substantial or indeterminate amounts. These actions are based on a variety of issues and target a range of the Company's practices. The outcome of these disputes is currently unpredictable.

     One or more of these matters could have an adverse effect on the Company's operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this "Other Matters" subsection in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

12.  INCOME TAXES

     ALIC and its eligible domestic subsidiaries (the "Allstate Life Group") join with the Corporation (the "Allstate Group") in the filing of a consolidated federal income tax return and are party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Allstate Life Group pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Allstate Life Group in the consolidated federal income tax return. Effectively, this results in the Allstate Life Group's annual income tax provision being computed, with adjustments, as if the Allstate Life Group filed a separate return. Certain subsidiaries are not eligible to join in the consolidated federal income tax return and file separate tax returns.

     The Internal Revenue Service ("IRS") has completed its review of the Corporation's federal income tax returns through the 2002 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

(IN MILLIONS)                                                                        2005            2004
                                                                               --------------  --------------
DEFERRED ASSETS
Life and annuity reserves                                                      $          925  $          914
Other assets                                                                               70              94
                                                                               --------------  --------------
 Total deferred assets                                                                    995           1,008

DEFERRED LIABILITIES
Deferred policy acquisition costs                                                        (981)           (958)
Unrealized net capital gains                                                             (317)           (546)
Other liabilities                                                                         (37)           (142)
                                                                               --------------  --------------
 Total deferred liabilities                                                            (1,335)         (1,646)
                                                                               --------------  --------------
  Net deferred liability                                                       $         (340) $         (638)
                                                                               ==============  ==============

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

     The components of income tax expense for the years ended December 31 are as follows:

(IN MILLIONS)                                                             2005         2004         2003
                                                                       ----------   ----------   ---------
Current                                                                $      225   $      236   $      86
Deferred                                                                      (51)         (47)         76
                                                                       ----------   ----------   ---------
Total income tax expense                                               $      174   $      189   $     162
                                                                       ==========   ==========   =========

     The Company paid income taxes of $156 million, $149 million and $161 million in 2005, 2004 and 2003, respectively. The Company had a current income tax payable of $133 million and $63 million at December 31, 2005 and 2004, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                                                        2005             2004            2003
                                                                   -------------    -------------    ------------
Statutory federal income tax rate                                           35.0%            35.0%           35.0%
Adjustment to prior year tax liabilities                                    (3.9)            (0.1)            2.4
Dividends received deduction                                                (2.5)            (2.4)           (2.6)
Other                                                                        0.8              2.1             1.1
                                                                   -------------    -------------    ------------
 Effective income tax rate                                                  29.4%            34.6%           35.9%
                                                                   =============    =============    ============

     Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. Pursuant to the American Jobs Creation Act of 2004 ("the 2004 Act"), the Company can reduce the policyholder surplus account in 2005 and 2006 without incurring any tax liability. This provision was utilized during 2005 to reduce the affected policyholder surplus account by $94 million and the related taxes payable by $33 million. The remaining aggregate balance in this account at December 31, 2005 was $729 thousand, which prior to the 2004 Act would have resulted in federal income taxes payable of $255 thousand if such amounts had been distributed or deemed distributed from the policyholder surplus account. No provision for taxes has ever been made for this item since the Company had no prior intention of incurring such tax liability. The Company expects to utilize the 2004 Act provision in 2006, thereby eliminating this remaining potential tax liability.

13.  CAPITAL STRUCTURE

DEBT OUTSTANDING

 Total debt outstanding at December 31 consisted of the following:

(IN MILLIONS)                                                             2005             2004
                                                                    ---------------  ---------------
Structured investment security VIE obligations due 2007             $            49  $            47
Mandatorily redeemable preferred stock - Series A                                32               57
5.06% Surplus Notes, due 2035                                                   100                -
                                                                    ---------------  ---------------
 Total debt                                                         $           181  $           104
                                                                    ===============  ===============

     Pursuant to the adoption of FIN 46 in 2003, the Company was determined to be the primary beneficiary of a consolidated structured investment security VIE. The Company's Consolidated Statements of Financial Position include $54 million of investments as of December 31, 2005 and 2004, and $49 million and $47 million of long-term debt as of December 31, 2005 and 2004, respectively. The holders of the consolidated long-term debt have no recourse to the equity of the Company as the sole source of payment is the assets of the VIE.

     As of December 31, 2005 and 2004, debt includes $32 million and $57 million, respectively, of mandatorily redeemable preferred stock - Series A ("preferred stock") that was reclassified to long-term debt during 2004 in accordance with the provisions of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The reclassification occurred as a result of changes to contractual arrangements between the Company and the holders of the preferred stock resulting in the preferred stock becoming mandatorily redeemable. As of December 31, 2003, the balance of the preferred stock subject to reclassification amounted to $77 million. During 2005 and 2004, $25 million and $20 million, respectively, of this preferred stock was redeemed. All of the mandatorily redeemable preferred stock will be redeemed by January 30, 2007.

     For the redeemable preferred stock--Series A, the Company's Board of Directors declares and pays cash dividends from time to time, but not more frequently than quarterly. The dividends are based on the three-month LIBOR rate. Dividends of $2 million were paid each year during 2005, 2004, and 2003. As a result of the reclassification, dividends, which were previously reported in retained earnings, have been reported in operating costs and expenses since the second quarter of 2004. There were no accrued and unpaid dividends for the redeemable preferred stock - Series A at December 31, 2005.

     On August 1, 2005, ALIC entered into an agreement with Kennett, an unconsolidated affiliate of ALIC, whereby ALIC sold to Kennett $100 million 5.06% surplus notes due July 1, 2035 ("surplus notes") issued by ALIC Re, a wholly owned subsidiary of ALIC (see Note 5). In 2005, the Company incurred $2 million of interest expense related to the surplus notes, which is reflected as a component of operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income.

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

     All states require domiciled insurance companies to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director.

     Statutory accounting practices primarily differ from GAAP since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing investments and establishing deferred taxes on a different basis.

     Statutory net income of ALIC and its insurance subsidiaries for 2005, 2004 and 2003 was $294 million, $293 million and $609 million, respectively. Statutory capital and surplus was $3.66 billion as of both December 31, 2005 and 2004.

DIVIDENDS

     The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements of ALIC, receipt of dividends from its subsidiaries and other relevant factors. The payment of shareholder dividends by ALIC to AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. Notification and approval of intercompany lending activities is also required by the Illinois Division of Insurance ("IL DOI") for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

     ALIC paid dividends of $262 million in 2005, which was less than the maximum amount allowed under Illinois insurance law based on 2004 formula amounts. Based on 2005 ALIC statutory capital and surplus, the maximum amount of dividends ALIC will be able to pay without prior IL DOI approval at a given point in time during 2006 is $366 million, less dividends paid during the preceding twelve months measured at that point in time.

15.  BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS

     Defined benefit pension plans, sponsored by AIC, cover most full-time employees, certain part-time employees and employee-agents. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. A cash balance formula was added to the Allstate Retirement Plan effective January 1, 2003. All eligible employees hired before August 1, 2002 were provided with a one-time opportunity to choose between the cash balance formula and the final average pay formula. The cash balance formula applies to all eligible employees hired after August 1, 2002. AIC's funding policy for the pension plans is to make annual contributions at a minimum level that is at least in accordance with regulations under the Internal Revenue Code and in accordance with generally accepted actuarial principles. The allocated cost to the Company included in net income for the pension plans in 2005, 2004 and 2003 was $18 million, $17 million and $22 million, respectively.

     AIC also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire ("Postretirement benefits"). Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans in accordance with the plan's participation requirements. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC has the right to modify or terminate these plans. The allocated cost to the Company included in net income was $6 million, $8 million and $6 million for postretirement benefits other than pension plans in 2005, 2004 and 2003, respectively.

PROFIT SHARING PLANS

     Employees of AIC are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance. The Company's allocation of profit sharing expense from the Corporation was $10 million, $14 million, and $13 million in 2005, 2004 and 2003, respectively.

16.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive (loss) income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

                                                         2005                      2004                      2003
                                             --------------------------  -------------------------  ---------------------------
(IN MILLIONS)                                PRETAX    TAX    AFTER-TAX  PRETAX    TAX   AFTER-TAX  PRETAX    TAX     AFTER-TAX
                                             ------   -----   ---------  ------   -----  ---------  ------  -------   ---------
Unrealized holding (losses) gains
  arising during the period, net of related
  offsets                                    $ (724)  $ 254   $    (470) $ (113)  $  40  $     (73) $  (46) $    16   $    (30)
Less: reclassification adjustment               (69)     24         (45)    (51)     18        (33)    (48)      17        (31)
                                             ------   -----   ---------  ------   -----  ---------  ------  -------   --------
UNREALIZED NET CAPITAL (LOSSES) GAINS          (655)    230        (425)    (62)     22        (40)      2       (1)         1
Other comprehensive (loss) income            $ (655)  $ 230   $    (425) $  (62)  $  22  $     (40) $    2  $    (1)  $      1
                                             ======   =====   =========  ======   =====  =========  ======  =======   ========

17.  QUARTERLY RESULTS (UNAUDITED)

                                                 FIRST QUARTER          SECOND QUARTER       THIRD QUARTER         FOURTH QUARTER
                                             ---------------------   -------------------  -------------------   --------------------
                                               2005        2004        2005       2004      2005       2004       2005       2004
                                             ---------   ---------   --------   --------  ---------  ---------  ---------  ---------
(IN MILLIONS)
Revenues                                     $   1,290   $   1,141   $  1,315   $  1,114  $   1,347  $   1,161  $   1,327  $   1,431
Income before cumulative effect of
  change in accounting principle, after-tax         68          91         87         55        159         76        103        134
Net income (loss)                                   68         (84)        87         55        159         76        103        134

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
ALLSTATE LIFE INSURANCE COMPANY

We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004 and methods of accounting for embedded derivatives in modified coinsurance agreements and variable interest entities in 2003.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 10, 2006

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

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fiscal quarter ended December 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     On March 8, 2006, the Corporation issued a press release announcing that it, ALIC and Allstate Life Insurance Company of New York ("ALNY") had entered into a definitive agreement ("Agreement") with Prudential Financial, Inc. and its subsidiary The Prudential Insurance Company of America (collectively "Prudential") for the sale pursuant to a combination of coinsurance and modified coinsurance reinsurance of substantially all of its variable annuity business.

     Total consideration is expected to be approximately $581 million, subject to adjustment for changes in equity markets and interest rates between the effective date of the Agreement and the closing of the transaction. ALIC has entered into an economic hedge that it believes will substantially reduce its economic exposure to the variability of this arrangement from the period between the effective date of the Agreement and closing. As a result of the modified coinsurance reinsurance, the separate account assets and liabilities will remain on ALIC's consolidated statements of financial position, but the related results of operations will be fully reinsured to Prudential. The sale is expected to result in the recognition of a small gain, which will be amortized into earnings over the life of the Agreement. A level of cash or cash equivalents in an amount equal to ALIC's and ALNY's fixed (general) account liabilities of approximately $1 billion, net of the consideration, will be needed to settle the obligation to Prudential at closing under the coinsurance portion of the Agreement. An evaluation will occur in the first quarter of 2006 regarding available sources of funds for settlements, which may include such items as cash flows from operations, sales of existing investments or borrowings.

     Under the Agreement, ALIC, ALNY and the Corporation will each indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain. In addition, ALIC, ALNY, and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC and ALNY and their agents, including in connection with ALIC's and ALNY's provision of transition services.

     The terms of the Agreement will give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years. During a transition period, ALIC and ALNY will continue to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and, for a period of twenty-four months or less, service the reinsured business while Prudential prepares for the migration of the business onto its servicing platform. ALIC and ALNY have also agreed to continue to issue variable annuity contracts in the financial institutions channel for a period of at least thirty-three months and cede them to Prudential. The Agreement is subject to regulatory approval and is expected to be completed by the end of the second quarter of 2006.

     In 2005, ALIC's and ALNY's variable annuity business generated approximately $278 million in contract charges on separate account balances of $14 billion and general account balances of $2 billion as of December 31, 2005. Separate account balances totaling approximately $1 billion related to the variable life business and three companies held for sale continue to be retained by ALIC.

PART III

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1), (2), (3) AND (4) DISCLOSURE OF FEES -
------------------------------------------
     The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2005 and 2004.

                                           2005                 2004
                                      --------------       --------------
           Audit fees (a)           $     3,255,792      $     3,417,884
           Audit related fees (b)            11,530               26,950
           Tax fees (c)                           -               29,000
                                      --------------       --------------
           TOTAL FEES               $     3,267,322      $     3,473,834
                                      ==============       ==============

(a) Fees for audits of annual financial statements including financial statements for the separate accounts, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents and review of documents filed with the Securities and Exchange Commission.

(b) Audit related fees relate to professional services such as accounting consultations relating to new accounting standards and due diligence assistance.

(c)  Includes fees for tax compliance.

(5)(i) AND (ii) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -
------------------------------------------------------------------------
     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life. Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99(ii) - The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services (the "Pre-Approval Policy"). In addition, in 2005 the Audit Committee of Allstate Life adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life. All of the services provided by Deloitte & Touche LLP to Allstate Life in 2005 were pre-approved by The Allstate Corporation and Allstate Life Audit Committees and all of the services provided in 2004 were pre-approved by The Allstate Corporation Audit Committee.

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

          EXHIBIT NO.                                  DOCUMENT DESCRIPTION
          -----------  -----------------------------------------------------------------------------
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

              4        See Exhibits 3 (i) and 3 (ii).

             10.1      Amended and Restated Service and Expense Agreement between Allstate Insurance
                       Company, The Allstate Corporation and certain affiliates, effective January
                       1, 2004. Incorporated herein by reference to Exhibit 10.1 to Allstate Life
                       Insurance Company's Quarterly Report on Form 10-Q for quarter ended June 30,
                       2005.

              10.2     New York Insurer Supplement to Amended and Restated Service and Expense
                       Agreement between Allstate Insurance Company, The Allstate Corporation,
                       Allstate Life Insurance Company of New York and Intramerica Life Insurance
                       Company, effective March 5, 2005. Incorporated herein by reference to Exhibit
                       10.2 to Allstate Life Insurance Company's Quarterly Report on Form 10-Q for
                       quarter ended June 30, 2005.

              10.3     Service Agreement between Lincoln Benefit Life Company and Allstate Financial
                       Services, LLC (f/k/a Laughlin Group Advisors, Inc. and LSA Securities, Inc.)
                       effective April 1, 1998. Incorporated herein by reference to Exhibit 10.3 to
                       Lincoln Benefit Life Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2002 (SEC File No. 333-59765).

              10.4     Selling Agreement between Allstate Life Insurance Company, ALFS, Inc. (f/k/a
                       Allstate Life Financial Services, Inc.) and Allstate Financial Services, LLC
                       (f/k/a LSA Securities, Inc.) effective July 26, 1999. Incorporated herein by reference to Exhibit 10.6 to Allstate Life Insurance Company's Annual Report
                       on Form 10-K for 2003.

              10.5     Amendment effective August 1, 1999 to Selling Agreement between Allstate Life
                       Insurance Company, ALFS, Inc. and Allstate Financial Services, LLC effective
                       July 26, 1999. Incorporated herein by reference to Exhibit 10.1 to Allstate
                       Life Insurance Company's Quarterly Report on Form 10-Q for quarter ended
                       September 30, 2004.

              10.6     Amendment effective September 28, 2001 to Selling Agreement between Allstate
                       Life Insurance Company, ALFS, Inc. and Allstate Financial Services, LLC
                       effective July 26, 1999. Incorporated herein by reference to Exhibit 10.2 to
                       Allstate Life Insurance Company's Quarterly Report on Form 10-Q for quarter ended September 30, 2004.

              10.7     Amendment effective February 15, 2002 to Selling Agreement between Allstate
                       Life Insurance Company, ALFS, Inc. and Allstate Financial Services, LLC
                       effective July 26, 1999. Incorporated herein by reference to Exhibit 10.3 to
                       Allstate Life Insurance Company's Quarterly Report on Form 10-Q for quarter ended September 30, 2004.

              10.8     Amendment effective April 21, 2003 to Selling Agreement between Allstate Life
                       Insurance Company, ALFS, Inc. and Allstate Financial Services, LLC effective
                       July 26, 1999. Incorporated herein by reference to Exhibit 10.4 to Allstate
                       Life Insurance Company's Quarterly Report on Form 10-Q for quarter ended
                       September 30, 2004.

              10.9     Selling Agreement between Allstate Life Insurance Company of New York, ALFS,
                       Inc. and Allstate Financial Services, LLC effective May 1, 2005. Incorporated herein by reference to Exhibit 10.7 to Allstate Life Insurance Company's
                       Annual Report on Form 10-K for 2003.

              10.10    Selling Agreement between Lincoln Benefit Life Company, ALFS, Inc. (f/k/a
                       Allstate Life Financial Services, Inc.) and Allstate Financial Services, LLC
                       (f/k/a LSA Securities, Inc.) effective August 2, 1999. Incorporated herein by reference to Exhibit 10.8 to Allstate Life Insurance Company's Annual Report
                       on Form 10-K for 2003.

              10.11    Marketing Coordination and Administrative Services Agreement among Allstate
                       Insurance Company, Allstate Life Insurance Company and Allstate Financial
                       Services, LLC effective January 1, 2003. Incorporated herein by reference to
                       Exhibit 10.9 to Allstate Life Insurance Company's Annual Report on Form 10-K
                       for 2003.

              10.12    Investment Management Agreement and Amendment to Certain Service and Expense
                       Agreements Among Allstate Investments, LLC and Allstate Insurance Company and
                       The Allstate Corporation and Certain Affiliates effective as of January 1,
                       2002. Incorporated herein by reference to Exhibit 10.28 to Allstate Life
                       Insurance Company's Form 10 filed on April 24, 2002.

              10.13    Investment Advisory Agreement by and between Allstate Insurance Company and
                       Intramerica Life Insurance Company effective July 1, 1999. Incorporated herein by reference to Exhibit 10.29 to Allstate Life Insurance Company's
                       Form 10 filed on April 24, 2002.

              10.14    Investment Management Agreement between Allstate Investments, LLC and ALIC
                       Reinsurance Company, effective July 1, 2005. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Quarterly Report on Form
                       10-Q for quarter ended September 30, 2005.

              10.15    Assignment and Assumption Agreement dated as of January 1, 2002 among
                       Allstate Insurance Company, Allstate Investments, LLC and Intramerica Life
                       Insurance Company. Incorporated herein by reference to Exhibit 10.30 to
                       Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

              10.16    Investment Advisory Agreement and Amendment to Service Agreement as of
                       January 1, 2002 between Allstate Insurance Company, Allstate Investments, LLC
                       and Allstate Life Insurance Company of New York. Incorporated herein by reference to Exhibit 10.31 to Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

              10.17    Cash Management Services Master Agreement between Allstate Insurance Company and Allstate Bank (f/k/a Allstate Federal Savings Bank) dated March 16, 1999.
                       Incorporated herein by reference to Exhibit 10.32 to Allstate Life Insurance
                       Company's Form 10 filed on April 24, 2002.

              10.18    Amendment No. 1 effective January 5, 2001 to Cash Management Services Master
                       Agreement between Allstate Insurance Company and Allstate Bank dated March
                       16, 1999. Incorporated herein by reference to Exhibit 10.33 to Allstate Life
                       Insurance Company's Form 10 filed on April 24, 2002.

              10.19    Agent Access Agreement among Allstate Insurance Company, Allstate New Jersey
                       Insurance Company, Allstate Life Insurance Company and Allstate Bank
                       effective January 1, 2002. Incorporated herein by reference to Exhibit 10.17 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

              10.20    Tax Sharing Agreement dated as of November 12, 1996 among The Allstate
                       Corporation and certain affiliates. Incorporated herein by reference to
                       Exhibit 10.36 to Allstate Life Insurance Company's Form 10 filed on April 24,
                       2002.

              10.21    Surplus Note Purchase Agreement between Allstate Life Insurance Company and
                       Kennett Capital, Inc. effective, August 1, 2005. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company's Quarterly
                       Report on Form 10-Q for quarter ended September 30, 2005.

              10.22    Pledge and Security Agreement between Allstate Life Insurance Company and
                       Kennett Capital, Inc. effective August 1, 2005. Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance Company's Quarterly
                       Report on Form 10-Q for quarter ended September 30, 2005.

              10.23    Catastrophe Reinsurance Agreement between Allstate Life Insurance Company and
                       American Heritage Life Insurance Company effective July 1, 2003. Incorporated herein by reference to Exhibit 10.29 to Allstate Life Insurance Company's
                       Annual Report on Form 10-K for 2003.

              10.24    Retrocessional Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.
                       Incorporated herein by reference to Exhibit 10.23 to Allstate Life Insurance
                       Company's Annual Report on Form 10-K for 2004.

              23       Consent of Independent Registered Public Accounting Firm

              31.1     Rule 13a-14(a) Certification of Principal Executive Officer

              31.2     Rule 13a-14(a) Certification of Principal Financial Officer

              32       Section 1350 Certifications

              99(i)    Press release dated March 8, 2006 issued by The Allstate Corporation.

              99(ii)   The Allstate Corporation Policy Regarding Pre-Approval of Independent
                       Auditors' Services effective November 10, 2003. Incorporated herein by reference to Exhibit 99(ii) to Allstate Life Insurance Company's Annual
                       Report on Form 10-K for 2004.

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

                           ALLSTATE LIFE INSURANCE COMPANY
                           (Registrant)

March 13, 2006             /s/ SAMUEL H. PILCH
                           -------------------------------
                           By: Samuel H. Pilch
                           (chief accounting officer and duly authorized officer
                           of the registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                                     DATE
------------------------------------------------------------------------------------------------------
  /s/ CASEY J. SYLLA           Chairman of the Board, President                         March 13, 2006
---------------------------    and a Director (Principal Executive Officer)
  Casey J. Sylla

  /s/ JOHN C. PINTOZZI         Senior Vice President, Chief Financial                   March 13, 2006
---------------------------    Officer and a Director (Principal Financial Officer)
  John C. Pintozzi

  /s/ DAVID A. BIRD            Director                                                 March 13, 2006
---------------------------
  David A. Bird

  /s/ DANNY L. HALE            Director                                                 March 13, 2006
---------------------------
  Danny L. Hale

  /s/ EDWARD M. LIDDY          Director                                                 March 13, 2006
---------------------------
  Edward M. Liddy

  /s/ JOHN C. LOUNDS           Director                                                 March 13, 2006
---------------------------
  John C. Lounds

  /s/ ERIC A. SIMONSON         Director                                                 March 13, 2006
---------------------------
  Eric A. Simonson

  /s/ KEVIN R. SLAWIN          Director                                                 March 13, 2006
---------------------------
  Kevin R. Slawin

  /s/ MICHAEL J. VELOTTA       Director                                                 March 13, 2006
---------------------------
  Michael J. Velotta

  /s/ DOUGLAS B. WELCH         Director                                                 March 13, 2006
---------------------------
  Douglas B. Welch

  /s/ THOMAS J. WILSON, II     Director                                                 March 13, 2006
---------------------------
  Thomas J. Wilson, II

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
  SCHEDULE I--SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED
                           PARTIES DECEMBER 31, 2005

                                                                                                              AMOUNT AT
                                                                                                                WHICH
                                                                               COST/                           SHOWN ON
                                                                             AMORTIZED                         BALANCE
(IN MILLIONS)                                                                  COST          FAIR VALUE         SHEET
                                                                         ---------------   --------------   --------------
TYPE OF INVESTMENT
------------------
Fixed Maturities:
   Bonds:
      United States government, government agencies and authorities      $         2,639   $        3,487   $        3,487
      States, municipalities and political subdivisions                            4,291            4,443            4,443
      Foreign governments                                                          1,727            2,099            2,099
      Public utilities                                                             5,341            5,738            5,738
      Convertibles and bonds with warrants attached                                  760              744              744
      All other corporate bonds                                                   27,341           27,903           27,903
   Mortgage-backed securities                                                      5,742            5,693            5,693
   Commercial mortgage-backed securities                                           6,745            6,732            6,732
   Asset-backed securities                                                         5,114            5,118            5,118
   Redeemable preferred stocks                                                        17               20               20
                                                                         ---------------   --------------   --------------
      Total fixed maturities                                                      59,717   $       61,977           61,977
                                                                         ---------------   ==============   --------------

Equity Securities:
   Common Stocks:
      Public utilities                                                                 4   $            4                4
      Banks, trusts and insurance companies                                            -                -                -
      Industrial, miscellaneous and all other                                        270              274              274
   Non-redeemable preferred stocks                                                    45               46               46
                                                                         ---------------   --------------   --------------
      Total equity securities                                                        319   $          324              324
                                                                         ---------------   ==============   --------------
Mortgage loans on real estate                                                      8,108                             8,108
Derivative instruments                                                               578                               574
Real estate                                                                            -                                 -
Real estate acquired in satisfaction of debt                                          10                                10
Policy loans                                                                         729                               729
Other long-term investments                                                          108                               107
Short-term investments                                                               927                               927
                                                                         ---------------                    --------------
      Total investments                                                  $        70,496                    $       72,756
                                                                         ===============                    ==============

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                                  AT DECEMBER 31                          FOR THE YEAR ENDED DECEMBER 31
                       ------------------------------------  -------------------------------------------------------
                                                                                             AMORTIZATION
                                    FUTURE POLICY                                  CONTRACT       OF
                        DEFERRED      BENEFITS,              PREMIUMS              BENEFITS    DEFERRED
                         POLICY        LOSSES,                 AND         NET       AND        POLICY     OPERATING
                       ACQUISITION     CLAIMS,     UNEARNED  CONTRACT  INVESTMENT  CREDITED  ACQUISITION   COSTS AND
(IN MILLIONS)             COSTS       EXPENSES     PREMIUMS  CHARGES     INCOME    INTEREST     COSTS      EXPENSES
------------              -----       --------     --------  -------     ------    --------     -----      --------
   2005                 $3,948        $70,071        $35     $1,553      $3,707     $3,680      $568         $433

   2004                 $3,176        $65,142        $31     $1,598      $3,260     $3,282      $534         $462

   2003                 $3,202        $55,394        $32     $1,831      $3,082     $3,359      $479         $493

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            SCHEDULE IV--REINSURANCE

                                                                                                PERCENTAGE
                                                                 CEDED     ASSUMED              OF AMOUNT
                                                      GROSS     TO OTHER  FROM OTHER    NET      ASSUMED
(IN MILLIONS)                                        AMOUNT    COMPANIES  COMPANIES    AMOUNT    TO NET
                                                     ------    ---------  ---------    ------    ------
   YEAR ENDED DECEMBER 31, 2005
   ----------------------------
   Life insurance in force                           $434,965   $223,194     $ 9,400  $221,171         4.3%
   Premiums and contract charges:
   Life and annuities                                $  1,928   $    445     $    43  $  1,526         2.8%
   Accident and health                                    187        161           1        27         3.7%
                                                     --------  ---------  ----------  --------
   Total premiums and contract charges               $  2,115   $    606     $    44  $  1,553         2.8%
                                                     ========  =========  ==========  ========
   YEAR ENDED DECEMBER 31, 2004
   ----------------------------
   Life insurance in force                           $406,901   $205,595     $ 6,814  $208,120         3.3%
   Premiums and contract charges:
   Life and annuities                                $  1,917   $    363     $    25  $  1,579         1.6%
   Accident and health                                    181        163           1        19         5.3%
                                                     --------  ---------  ----------  --------
   Total premiums and contract charges               $  2,098   $    526     $    26  $  1,598         1.6%
                                                     ========  =========  ==========  ========
   YEAR ENDED DECEMBER 31, 2003
   ----------------------------
   Life insurance in force                           $382,509   $176,907     $ 4,945  $210,547         2.3%
   Premiums and contract charges:
   Life and annuities                                $  1,924   $    318     $    47  $  1,653         2.8%
   Accident and health                                    216        100          62       178        34.8%
                                                     --------  ---------  ----------  --------
   Total premiums and contract charges               $  2,140   $    418     $   109  $  1,831         6.0%
                                                     ========  =========  ==========  ========

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                                                                    BALANCE AT   CHARGED TO                BALANCE AT
                                                                     BEGINNING    COSTS AND                  END OF
(IN MILLIONS)                                                        OF PERIOD    EXPENSES    DEDUCTIONS    PERIOD
                                                                    ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2005
Allowance for estimated losses on mortgage loans and real estate    $        -   $        -   $        -   $        -

YEAR ENDED DECEMBER 31, 2004
Allowance for estimated losses on mortgage loans and real estate    $        1   $        1   $        2   $        -

YEAR ENDED DECEMBER 31, 2003
Allowance for estimated losses on mortgage loans and real estate    $        -   $        1   $        -   $        1