Form 10-Q
period 2006-03-31
ALLSTATE LIFE INSURANCE CO
filed 2006-05-08
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Registrant’s telephone number, including area code: (847) 402-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer
☐	☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

None of the common equity of the registrant is held by non-affiliates. Therefore, the aggregate market value of the common equity held by non-affiliates of the registrant is zero.

AS OF MAY 8, 2006, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE INSURANCE COMPANY.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in millions)	2006	2005
	(Unaudited)
Revenues
Premiums	$117	$142
Contract charges	285	259
Net investment income	974	888
Realized capital gains and losses	(27)	1

	1,349	1,290

Costs and expenses
Contract benefits	326	347
Interest credited to contractholder funds	603	576
Amortization of deferred policy acquisition costs	105	169
Operating costs and expenses	103	116
Restructuring and related charges	15	—

	1,152	1,208

Loss on disposition of operations	(53)	(5)

Income from operations before income tax expense	144	77

Income tax expense	48	9

Net income	$96	$68

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $59,624 and $59,717)	$60,666	$61,977
Mortgage loans	8,480	8,108
Equity securities	360	324
Short-term	2,016	927
Policy loans	731	729
Other	795	691

Total investments	73,048	72,756

Cash	186	154
Deferred policy acquisition costs	4,388	3,948
Reinsurance recoverables, net	1,746	1,699
Accrued investment income	672	648
Other assets	695	582
Separate Accounts	15,817	15,235

Total assets	$96,552	$95,022

Liabilities
Contractholder funds	$58,412	$58,190
Reserve for life-contingent contract benefits	11,681	11,881
Unearned premiums	35	35
Payable to affiliates, net	115	98
Other liabilities and accrued expenses	4,353	3,054
Deferred income taxes	192	340
Long-term debt	174	181
Separate Accounts	15,817	15,235

Total liabilities	90,779	89,014

Commitments and Contingent Liabilities (Note 5)

Shareholder’s Equity
Redeemable preferred stock – series A, $100 par value, 1,500,000 shares authorized, 49,230 shares issued and outstanding	5	5
Redeemable preferred stock – series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,108	1,108
Retained income	4,398	4,302
Accumulated other comprehensive income:
Unrealized net capital gains and losses	257	588

Total accumulated other comprehensive income	257	588

Total shareholder’s equity	5,773	6,008

Total liabilities and shareholder’s equity	$96,552	$95,022

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in millions)	2006	2005
	(Unaudited)
Cash flows from operating activities
Net income	$96	$68
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(58)	(46)
Realized capital gains and losses	27	(1)
Loss on disposition of operations	53	5
Interest credited to contractholder funds	603	576
Changes in:
Contract benefit and other insurance reserves	(92)	(17)
Unearned premiums	—	—
Deferred policy acquisition costs	(82)	(26)
Reinsurance recoverables, net	(49)	(80)
Income taxes payable	48	(36)
Other operating assets and liabilities	(55)	(29)
Net cash provided by operating activities	491	414

Cash flows from investing activities
Proceeds from sales
Fixed income securities	3,183	2,366
Equity securities	44	16
Investment collections
Fixed income securities	800	1,036
Mortgage loans	490	153
Investment purchases
Fixed income securities	(3,929)	(5,068)
Equity securities	(46)	(32)
Mortgage loans	(869)	(402)
Change in short-term investments, net	40	(121)
Change in other investments, net	(25)	22
Net cash used in investing activities	(312)	(2,030)

Cash flows from financing activities
Change in short-term debt, net	—	75
Redemption of mandatorily redeemable preferred stock	(6)	(6)
Contractholder fund deposits	2,013	3,255
Contractholder fund withdrawals	(2,154)	(1,787)
Dividends paid	—	—
Net cash (used in) provided by financing activities	(147)	1,537

Net increase (decrease) in cash	32	(79)
Cash at beginning of the period	154	241
Cash at end of period	$186	$162

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

The condensed consolidated financial statements and notes as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2006 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Equity securities include common stocks, non-redeemable preferred stocks and limited partnership interests. Common stocks and non-redeemable preferred stocks had a carrying value of $71 million and $67 million, and cost of $62 million and $62 million at March 31, 2006 and December 31, 2005, respectively. Investments in limited partnership interests had a carrying value of $289 million and $257 million at March 31, 2006 and December 31, 2005, respectively.

Adopted accounting standards

Financial Accounting Standards Board Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”)

The Company adopted Financial Accounting Standards Board (“FASB”) FSP FAS 115-1 as of January 1, 2006. FSP 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 (“EITF Issue 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security. The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”)

The Company adopted SFAS No. 154 on January 1, 2006. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. The Company had no accounting changes or error corrections in the current period affected by the new standard.

Pending accounting standards

Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”)

In October 2005, the AICPA issued SOP 05-1.  SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the SOP on its results of operations and financial position.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”)

In February 2006 the FASB issued SFAS No. 155, which, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. At the date of initial adoption, the Company must decide whether or not to remeasure its hybrid financial instruments in accordance with SFAS No. 155 or retain its current accounting under SFAS No. 133. All securities acquired on or after January 1, 2007 must be accounted for in accordance with the new guidance. The Company expects to adopt SFAS No. 155 as of January 1, 2007, and has not yet determined if it will utilize the option to fair value hybrid contracts owned at the date of adoption and subject to SFAS No. 133.

2.     Related Party Transactions

Reinsurance

In the first quarter of 2005, the Company received fixed income securities with a fair value and amortized cost of $381 million and $358 million, respectively, and $5 million of accrued investment income for the settlement of a $386 million premium receivable due from American Heritage Life Insurance Company (“AHL”), an unconsolidated affiliate of the Company. The receivable related to two coinsurance agreements entered into in 2004 whereby the Company assumed certain interest-sensitive life insurance and fixed annuity contracts from AHL. Since the transaction was between affiliates under common control, the securities were recorded at amortized cost as of the date of settlement. The difference between the amortized cost and fair value of the securities, which increased accumulated other comprehensive income by $23 million, was recorded as a non-cash dividend of $23 million ($15 million, after-tax). Thus, the net effect on shareholder’s equity was zero.

Investments

In the first quarter of 2005, the Company purchased fixed income securities from AIC. The Company paid $655 million in cash for the securities, which includes the fair value of the securities of $649 million and $6 million for accrued investment income. Since the transaction was between affiliates under common control, the securities were recorded at the amortized cost of $623 million as of the date of sale. The difference between the amortized cost and fair value of the securities, which increased accumulated other comprehensive income by $26 million, was recorded as a dividend of $26 million ($16 million, after-tax). Thus, the net effect on shareholder’s equity was zero.

3.     Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancing of fixed income securities and mergers completed with equity securities, totaled $18 million and $5 million for the three months ended March 31, 2006 and 2005, respectively.

Liabilities for collateral received in conjunction with securities lending and other activities and for funds received from security repurchase activities are reported in other liabilities and accrued expenses in the Condensed Consolidated Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the related changes in investments, which are as follows:

	Three months ended March 31,
(in millions)	2006	2005

Net change in fixed income securities	$(62)	$(231)
Net change in short-term investments	(1,109)	(134)
Operating cash flow used	$(1,171)	$(365)
Liabilities for collateral and security repurchase, beginning of year	$(2,231)	$(2,928)
Liabilities for collateral and security repurchase, end of period	(3,402)	(3,293)
Operating cash flow provided	$1,171	$365

4.     Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
(in millions)	2006	2005

Premiums and contract charges
Direct	$546	$538
Assumed
Affiliate	4	4
Non-affiliate	7	6
Ceded–non-affiliate (1)	(155)	(147)

Premiums and contract charges, net of reinsurance	$402	$401

(1) Ceded non-affiliate is comprised of only premiums.

The effects of reinsurance on contract benefits are as follows:

	Three months ended March 31,
(in millions)	2006	2005

Contract benefits
Direct	$443	$487
Assumed
Affiliate	3	3
Non-affiliate	5	4
Ceded–non-affiliate	(125)	(147)

Contract benefits, net of reinsurance	$326	$347

On March 8, 2006, ALIC, its subsidiary, Allstate Life Insurance Company of New York (“ALNY”), and the Corporation entered into a definitive agreement (“Agreement”) with Prudential Financial, Inc. and its subsidiary The Prudential Insurance Company of America (collectively “Prudential”) to dispose, through a combination of coinsurance and modified coinsurance reinsurance, of substantially all of its variable annuity business.

As a result of the modified coinsurance reinsurance, the separate account assets will remain on the Company’s consolidated statements of financial position, but the related results of operations will be fully reinsured to Prudential. In contrast, the assets supporting general account liabilities will be transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions.

Under the Agreement, ALIC, ALNY and the Corporation will each indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain.  In addition, ALIC, ALNY and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC’s and ALNY’s provision of transition services.

The terms of the Agreement will give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years.  During a transition period, ALIC and ALNY will continue to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and, for a period of twenty-four months or less, service the reinsured business while Prudential prepares for the migration of the business onto its servicing platform.  ALIC and ALNY have also agreed to continue to issue variable annuity contracts in the financial institutions channel for a period of at least thirty-three months and cede the results of operations to Prudential.

Total consideration is expected to be approximately $581 million, subject to adjustment for changes in equity markets, interest rates and market volatility between the effective date of the Agreement and the closing of the transaction. ALIC entered into derivative transactions to economically hedge substantially all of the exposure to these market related adjustments. In the first quarter of 2006, the loss on disposition of operations related to this transaction totaled $35 million, after-tax, comprised of the change in fair value of the derivatives hedging the consideration as well as costs incurred to date.

In the first quarter of 2006, ALIC’s and ALNY’s variable annuity business generated approximately $75 million in contract charges. The separate account balances were $14.77 billion and general account balances were $1.65 billion as of March 31, 2006.  Separate account balances totaling approximately $1.05 billion at March 31, 2006 related to the variable life business and three companies held for sale continue to be retained by ALIC. In 2005, ALIC’s and ALNY’s variable annuity business generated approximately $278 million in contract charges. The separate account balances were $14.23 billion and general account balances were $1.76 billion as of December 31, 2005.

The Agreement is subject to regulatory approval and is expected to close in the second quarter of 2006. The disposition is expected to result in the recognition of a small deferred gain at closing related to the reinsurance agreement. This gain will be amortized over the life of the Agreement and reported as a gain on disposition. Concurrent with the closing of the transaction, the gain or loss on disposition of operations will be adjusted for any additional change in fair value of the hedging derivatives as well as any additional transaction expenses incurred. Cash or cash equivalents in an aggregate amount of approximately $1 billion, net of the consideration, will be needed to settle the obligation to Prudential at closing under the coinsurance portion of the Agreement.  The source of these funds will primarily be from sales of existing investments, and therefore $30 million of pre-tax realized capital losses were recognized in the first quarter of 2006 due to a change in intent to hold the related fixed income securities.

5.     Guarantees and Contingent Liabilities

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $207 million at March 31, 2006. The obligations associated with these fixed income securities expire at various times during the next six years.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2006.

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

•             For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•             Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company’s operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

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

The Company is currently undergoing periodic market conduct examinations by state insurance regulators. Regulators in the state of New York are focusing, as they have with other insurers, on the Company’s compliance with the state’s replacement sales and record-keeping processes with regard to life insurance and annuities among other issues. They have alleged that the Company failed to meet the requirements of certain applicable regulations. In relation to this examination, the Company accrued $17 million of additional contractholder benefits. The outcome of these examinations including potential New York customer remediation related to replacement sales is currently pending.

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

One or more of these matters could have an adverse effect on the Company’s operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

6.     Other Comprehensive Loss

The components of other comprehensive loss on a pretax and after-tax basis are as follows:

	Three months ended March 31,
	2006			2005
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding losses arising during the period, net of related offsets	$(644)	$225	$(419)	$(697)	$244	$(453)
Less: reclassification adjustment of realized capital gains and losses	(135)	47	(88)	(95)	33	(62)
Other comprehensive loss	$(509)	$178	(331)	$(602)	$211	(391)

Net income			96			68
Comprehensive loss			$(235)			$(323)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company:

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”, an affiliate of The Allstate Corporation) as of March 31, 2006, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended, not presented herein. In our report dated March 10, 2006, which report includes an explanatory paragraph relating to a change in method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004 and changes in the methods of accounting for embedded derivatives in modified coinsurance agreements and variable interest entities in 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 8, 2006

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we”, “our”, “us”, or the “Company”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2005. We operate as a single segment entity, based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

HIGHLIGHTS

•                  Revenues increased 4.6% in the first quarter of 2006 compared to the same period of 2005.

•                  Net income increased 41.2% to $96 million in the first quarter of 2006 compared to the same period in 2005.

•                  Contractholder fund deposits totaled $1.94 billion for the first quarter of 2006 compared to $3.25 billion for the first quarter of 2005.

•                  The Company, including its subsidiary Allstate Life Insurance Company of New York, and The Allstate Corporation (“the Corporation”) entered into an agreement with Prudential Financial Inc. (“Prudential”) in the first quarter of 2006 to dispose, through reinsurance, of substantially all of its variable annuity business (see Note 4 to the Condensed Consolidated Financial Statements). This disposition is expected to drive future improvements in the Company’s return on equity over time.

•                  Return on average shareholder’s equity was 7.6% and 6.8% for the twelve months ended March 31, 2006 and December 31, 2005, respectively. The increase was due to lower average shareholder’s equity and higher net income.

OPERATIONS

Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive life, variable annuities, fixed annuities and institutional products for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues. After the close of our reinsurance transaction with Prudential, the reinsured separate account assets and liabilities will remain on the Company’s consolidated statements of financial position, but the related contract charges will be fully reinsured to Prudential (see Note 4 to the Condensed Consolidated Financial Statements).

The following table summarizes premiums and contract charges by product.

	Three Months Ended March 31,
(in millions)	2006	2005

Premiums
Traditional life	$58	$64
Immediate annuities with life contingencies	49	73
Other	10	5
Total premiums	117	142

Contract charges
Interest-sensitive life	192	177
Fixed annuities	17	17
Variable annuities	76	65
Total contract charges	285	259

Total premiums and contract charges	$402	$401

The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended March 31,
(in millions)	2006	2005

Premiums
Allstate agencies	$61	$66
Independent agents	13	21
Specialized brokers	42	54
Other	1	1
Total premiums	117	142

Contract charges
Allstate agencies	137	131
Financial institutions	75	63
Independent agents	67	56
Specialized brokers	5	8
Other	1	1
Total contract charges	285	259

Total premiums and contract charges	$402	$401

Total premiums decreased 17.6% to $117 million in the first quarter of 2006 compared to the same period of 2005. This decline was primarily due to lower premiums on immediate annuities with life contingencies and traditional life products.

Contract charges increased 10.0% to $285 million in the first quarter of 2006 compared to the same period of 2005. The increase was due to higher contract charges on interest-sensitive life and variable annuities. The increase in the interest-sensitive life contract charges were attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits. Higher variable annuity contract charges were primarily the result of higher account values.

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

The following table shows the changes in contractholder funds.

	Three Months Ended March 31,
(in millions)	2006	2005
Contractholder funds, beginning balance	$58,190	$53,939

Deposits
Fixed annuities	1,201	1,746
Institutional products (funding agreements)	350	1,098
Interest-sensitive life	322	312
Variable annuity and life deposits allocated to fixed accounts	63	94
Total deposits	1,936	3,250

Interest credited	621	553

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(704)	(704)
Benefits	(288)	(217)
Surrenders and partial withdrawals	(1,079)	(787)
Contract charges	(168)	(159)
Net transfers to separate accounts	(83)	(78)
Fair value hedge adjustments for institutional products	(18)	(120)
Other adjustments	5	(11)
Total maturities, benefits, withdrawals and other adjustments	(2,335)	(2,076)

Contractholder funds, ending balance	$58,412	$55,666

Average contractholder funds increased 6.4% and 18.7% in the first quarters of 2006 and 2005, respectively, compared to the same periods in the prior years. The reduction in the growth rate of contractholder funds during the first quarter of 2006 was due to lower contractholder deposits and, to a lesser extent, increased surrenders and partial withdrawals.

Contractholder deposits decreased 40.4% in the first quarter of 2006 compared to the same period of 2005 due to lower deposits on funding agreements and fixed annuities. Funding agreement deposits declined 68.1% in the first quarter of 2006 compared to the same period in the prior year. The opportunistic manner in which we manage this business results in fluctuations in funding agreement deposits between periods. Fixed annuity deposits declined 31.2% in the first quarter of 2006 compared to the same period in the prior year. The decline was attributable to reduced consumer demand for traditional fixed annuities relative to certificates of deposit and other short-term investments driven by increases in short-term interest rates without increases in longer term rates of similar magnitude, and our continued focus on improving fixed annuity product returns. Higher deposits on equity-indexed annuities partially offset the decline in deposits on traditional fixed annuities.

Surrenders and partial withdrawals increased 37.1% in the first quarter of 2006 compared to the same period of 2005 reflecting an annualized withdrawal rate of 9.4% for the first quarter of 2006 based on the beginning of period contractholder funds balance excluding institutional product reserves. This compares to an annualized withdrawal rate of 7.6% for the first quarter of 2005. The declining and relatively low interest rate environment of the prior three years contributed to favorable withdrawal rates in 2005, and also resulted in an increased level of policies with little or no surrender charge protection. The increase in the withdrawal rate in the first quarter of 2006 is consistent with management’s expectation that in an increasing interest rate environment contractholders whose contracts have relatively low surrender charges may choose to move their funds to competing investment alternatives. The aging of our in-force business may cause this trend to continue. In addition, we have implemented crediting rate strategies for renewal business to improve investment spreads on selected contracts that may also have contributed to the increased withdrawal rate.

Separate accounts liabilities represent contractholders’ claims to the related separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies.

The following table shows the changes in separate accounts liabilities.

	Three Months Ended March 31,
(in millions)	2006	2005
Separate accounts liabilities, beginning balance	$15,235	$14,377

Variable annuity and life deposits	468	437
Variable annuity and life deposits allocated to fixed accounts	(63)	(94)
Net deposits	405	343
Investment results	660	(218)
Contract charges	(76)	(67)
Net transfers from fixed accounts	83	78
Surrenders and benefits	(490)	(426)
Separate accounts liabilities, ending balance	$15,817	$14,087

Separate accounts liabilities increased 3.8% as of March 31, 2006 compared to December 31, 2005. This is compared to a decline of 2.0% in the first quarter of 2005. The improvement was primarily attributable to favorable investment results in the current period compared to unfavorable investment results in the prior period and, to a lesser extent, an 18.1% increase in net deposits. Variable annuity and life deposits vary with equity market conditions, product investment allocation decisions and consumer preferences related to product features.

Net investment income increased 9.7% in the first quarter of 2006 compared to the same period of 2005 due to increased investment yields and higher average portfolio balances in the first quarter of 2006 compared to the same period in the prior year. The higher portfolio yields were primarily due to increased yields on floating rate assets resulting from increases in short-term market interest rates. Higher average portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, funding agreements and interest-sensitive life policies.

Net income analysis is presented in the following table.

	Three Months Ended March 31,
(in millions)	2006	2005

Premiums	$117	$142
Contract charges	285	259
Net investment income	974	888
Periodic settlements and accruals on non-hedge derivative instruments(1)	16	19
Contract benefits	(326)	(347)
Interest credited to contractholder funds(2)	(596)	(537)
Gross margin	470	424

Amortization of DAC and DSI	(154)	(114)
Operating costs and expenses	(103)	(116)
Restructuring and related charges	(15)	—
Income tax expense	(66)	(51)
Realized capital gains and losses, after-tax	(18)	1
DAC and DSI amortization relating to realized capital gains and losses, after-tax	27	(61)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(10)	(12)
Loss on disposition of operations, after-tax	(35)	(3)
Net income	$96	$68

(1)	Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)

Amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $7 million and $39 million in the first quarters of 2006 and 2005, respectively.

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

The components of gross margin are reconciled to the corresponding financial statement line items in the following tables.

	Three Months Ended March 31,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Premiums	$—	$—	$117	$142	$—	$—	$117	$142
Contract charges	—	—	151	150	134	109	285	259
Net investment income	974	888	—	—	—	—	974	888
Periodic settlements and accruals on non-hedge derivative instruments(1)	16	19	—	—	—	—	16	19
Contract benefits	(133)	(134)	(193)	(213)	—	—	(326)	(347)
Interest credited to contractholder funds(2)	(596)	(537)	—	—	—	—	(596)	(537)
	$261	$236	$75	$79	$134	$109	$470	$424

(1)	Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)

Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $7 million and $39 million in the first quarters of 2006 and 2005, respectively.

Gross margin increased 10.8% in the first quarter of 2006 compared to the same period of 2005 due to higher investment margin and contract charges and fees, partially offset by a lower benefit margin. The anticipated disposition of substantially all of our variable annuity business is expected to result in lower gross margin in the future, which is expected to be mostly offset by lower DAC and DSI amortization and operating expenses.

Investment margin is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income and periodic settlements and accruals on certain non-hedge derivative instruments over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits. Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating investment margin. We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers (“spread”) during a fiscal period.

Investment margin by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2006	2005
Annuities	$185	$159
Life insurance	46	47
Institutional products	30	30
Total investment margin	$261	$236

Investment margin increased 10.6% in the first quarter of 2006 compared to the same period of 2005 due to higher weighted average investment spreads on deferred fixed annuities and in-force business growth. Future investment margin will be reduced by the anticipated disposition of substantially all of our variable annuity business until investment margin resulting from new sales of other products replaces the margins on the business subject to the disposition.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	6.2%	6.3%	4.6%	4.7%	1.6%	1.6%
Deferred fixed annuities	5.6	5.6	3.7	4.0	1.9	1.6
Immediate fixed annuities with and without life contingencies	7.2	7.4	6.6	6.8	0.6	0.6
Institutional	5.5	4.0	4.5	3.0	1.0	1.0
Investments supporting capital, traditional life and other products	6.8	6.9	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	As of March 31,
(in millions)	2006	2005
Immediate fixed annuities with life contingencies	$7,929	$7,774
Other life contingent contracts and other	3,752	3,784
Reserve for life-contingent contracts	$11,681	$11,558

Interest-sensitive life	$8,041	$7,691
Deferred fixed annuities	34,128	32,368
Immediate fixed annuities without life contingencies	3,668	3,289
Institutional	12,205	11,759
Market value adjustments related to derivative instruments and other	370	559
Contractholder funds	$58,412	$55,666

Benefit margin is a component of gross margin, both of which are non-GAAP measures. Benefit margin represents life and life-contingent immediate annuity premiums, cost of insurance contract charges and variable annuity contract charges for contract guarantees less contract benefits. Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin. We use benefit margin to evaluate our underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

Benefit margin by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2006	2005
Life insurance	$89	$93
Annuities	(14)	(14)
Total benefit margin	$75	$79

Benefit margin declined 5.1% in the first quarter of 2006 compared to the same period of 2005. The reduction in the life insurance benefit margin was primarily related to a prospective change in our calculation to reclassify $13 million to contract charges and fees, partially offset by in-force business growth and improved mortality. The annuity benefit margin for the first quarter of 2006 was consistent with the first quarter of 2005 as a $9 million increase in benefit reserves for guarantees related to variable annuities that was recognized in the prior period was offset by increased mortality losses on life contingent immediate annuities in 2006.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 35.1% in the first quarter of 2006 compared to the same period in the prior year due to higher gross margin on fixed and variable annuities. DAC and DSI amortization related to realized capital gains and losses, after-tax, increased $88 million with an associated credit to net income of $27 million in the first quarter of 2006 compared to an expense charge to net income of $61 million in the same period in 2005. This fluctuation was the result of the impact of realized capital gains and losses on the actual and expected gross profits for certain products in each of the periods. In the first quarter of 2006, the credit to net income for DAC and DSI amortization was mostly attributable to the recognition of net realized capital losses on assets that support variable annuities. The expense charge to net income in the first quarter of 2005 was primarily due to the recognition of net realized capital gains on assets that support market value adjusted annuities. The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.

DAC and DSI amortization is expected to decline in the future as a result of the anticipated disposition of substantially all of our variable annuity business. This decline is expected to be offset by the absence of gross margin on the business subject to the disposition.

Operating costs and expenses declined 11.2% in the first quarter of 2006 compared to the same period of 2005. The following table summarizes operating costs and expenses.

	Three Months Ended March 31,
(in millions)	2006	2005

Non-deferrable acquisition costs	$38	$39
Other operating costs and expenses	65	77
Total operating costs and expenses	$103	$116

Restructuring and related charges	$15	$—

Non-deferrable acquisition costs in the first quarter of 2006 were comparable to the same period of 2005 as lower non-deferrable commissions were mostly offset by higher premium taxes. Other operating costs and expenses declined 15.6% in the first quarter of 2006 compared to 2005 due primarily to lower employee and technology expenses resulting from our continuing actions to simplify operations and reduce costs. Total operating costs and expenses are expected to decline in the future as a result of the anticipated disposition of substantially all of our variable annuity business.

Restructuring and related charges for the first quarter of 2006 reflect costs related to the Voluntary Termination Offer (“VTO”) accepted primarily by employees located at Allstate’s headquarters.

Net income was favorably impacted in the first quarter of 2005 by adjustments for prior years’ tax liabilities totaling $17 million, which were reflected as a component of income tax expense in the Condensed Consolidated Statements of Operations.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio. The composition of the investment portfolio at March 31, 2006 is presented in the table below.

(in millions)	Investments	Percent to total

Fixed income securities (1)	$60,666	83.0%
Mortgage loans	8,480	11.6
Equity securities	360	0.5
Short-term	2,016	2.8
Policy loans	731	1.0
Other	795	1.1
Total	$73,048	100.0%

(1)   Fixed income securities are carried at fair value. Amortized cost basis for these securities was $59.62 billion.

Total investments increased to $73.05 billion at March 31, 2006 from $72.76 billion at December 31, 2005, primarily due to positive cash flows from operating activities including increased funds associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities.

Total investments at amortized cost related to collateral received in connection with securities lending activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions, increased to $3.40 billion at March 31, 2006, from $2.23 billion at December 31, 2005.

At March 31, 2006, 95.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income and equity securities at March 31, 2006 were $1.05 billion, a decrease of $1.22 billion or 53.6% since December 31, 2005. The net unrealized gain for the fixed income portfolio totaled $1.04 billion, comprised of $1.96 billion of unrealized gains and $913 million of unrealized losses at March 31, 2006. This is compared to a net unrealized gain for the fixed income portfolio totaling $2.26 billion at December 31, 2005, comprised of $2.72 billion of unrealized gains and $461 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at March 31, 2006, $886 million or 97.0% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment. Of the remaining $27 million of losses in the fixed income portfolio, $19 million or 70.4% were in the corporate fixed income portfolio, $7 million or 25.9% were in the asset-backed securities portfolio, and $1 million or 3.7% were in the foreign government portfolio. The $19 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the consumer goods, financial services, capital goods, energy and transportation sectors. The gross unrealized losses in these sectors were primarily company specific and interest rate related. Approximately $17 million of the total gross unrealized losses in the corporate fixed income portfolio were associated with the automobile industry, which includes direct debt issuances of automobile manufacturers, captive automotive financing companies and automobile parts and equipment suppliers, which are reported above in the consumer goods and financial services sectors. Fixed income security values in the automobile industry were primarily depressed due to company specific conditions. Additionally, approximately $7 million of the total gross unrealized losses in the asset-backed securities portfolio were associated with the airline industry for which values were depressed due to economic issues and industry conditions.

The net unrealized gain for the common and non-redeemable preferred stock portfolio totaled $9 million at March 31, 2006 and $5 million at December 31, 2005.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income and equity securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at March 31, 2006 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other than temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

	March 31, 2006			December 31, 2005
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$10	$12	—%	$70	$80	0.1%
Restructured	5	5	—	4	4	—
Potential problem	122	135	0.2	122	135	0.2
Total net carrying value	$137	$152	0.2%	$196	$219	0.3%
Cumulative write- downs recognized (1)	$191			$188

(1)   Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem as of March 31, 2006 compared to December 31, 2005. The decrease was primarily due to dispositions and the removal of securities upon improving conditions.

We also evaluated each of these securities through our portfolio monitoring process at March 31, 2006 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in millions)	2006	2005

Investment write-downs	$(5)	$(7)
Dispositions	(75)	40
Valuation of derivative instruments	36	(58)
Settlement of derivative instruments	17	26
Realized capital gains and losses, pretax	(27)	1
Income tax benefit	9	—
Realized capital gains and losses, after-tax	$(18)	$1

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

In the first quarter of 2006, we recognized $52 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value. The change in our intent is primarily related to $1.01 billion of securities which had unrealized losses totaling $30 million that may be used to fund net general account liabilities to be transferred at the closing of our variable annuity reinsurance agreement with Prudential. Additionally, continued implementation of yield enhancement strategies, strategic asset allocations and comprehensive reviews of our portfolio resulted in the identification of $838 million of securities that had unrealized losses of $22 million which may be sold to achieve these objectives.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and debt, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

(in millions)	March 31, 2006	December 31, 2005
Redeemable preferred stock	$5	$5
Common stock, retained earnings and other shareholder’s equity items	5,511	5,415
Accumulated other comprehensive income	257	588
Total shareholder’s equity	5,773	6,008
Debt	174	181
Total capital resources	$5,947	$6,189

Shareholder’s equity declined in the first quarter of 2006, due to lower unrealized net capital gains on fixed income securities, partially offset by net income.

Debt decreased in the first quarter of 2006, due to the redemption of mandatorily redeemable preferred stock.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, AIC’s ratings and other factors. There have been no changes to our insurance financial strength ratings since December 31, 2005.

Liquidity Sources and Uses  As reflected in our Condensed Consolidated Statements of Cash Flows, higher operating cash flows in the first quarter of 2006, compared to the first quarter of 2005, primarily related to higher investment income, partially offset by lower premiums.

Cash flows used in investing activities decreased in the first quarter of 2006 due to lower investment purchases due to cash used in financing activities in the first quarter of 2006, partially offset by the investment of higher operating cash flows.

Cash flows used in financing activities in the first quarter of 2006 were the result of higher surrenders and lower deposits of fixed annuities and institutional products. For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

We have access to additional borrowing to support liquidity through the Corporation as follows:

•      A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2006, the remaining borrowing capacity was $980 million; however, the outstanding balance fluctuates daily.

•      A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements. This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt. There were no borrowings under this line of credit during the first quarter of 2006. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•      The capacity of the Corporation to issue up to an additional $700 million of debt securities, equity securities, warrants for debt and equity securities, trust preferred securities, stock purchase contracts and stock purchase units utilizing the shelf registration statement filed with the Securities and Exchange Commission (“SEC”) in August 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 5 of the Company’s Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of Allstate Life Insurance Company Annual Report on Form 10-K for 2005. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 6. Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

May 8, 2006	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of the Registrant)

Exhibit No.	Description

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 8, 2006, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1