Form 10-Q
period 2006-06-30
ALLSTATE LIFE INSURANCE CO
filed 2006-08-08
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31248

ALLSTATE LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Illinois	36-2554642
(State of Incorporation)	(I.R.S. Employer Identification No.)

3100 Sanders Road Northbrook, Illinois (Address of principal executive offices)	60062 (Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

None of the common equity of the registrant is held by non-affiliates.  Therefore, the aggregate market value of the common equity held by non-affiliates of the registrant is zero.

AS OF AUGUST 8, 2006, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE INSURANCE COMPANY.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2006

PART I           FINANCIAL INFORMATION

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues
Premiums	$146	$113	$263	$255
Contract charges	277	263	562	522
Net investment income	1,017	915	1,991	1,803
Realized capital gains and losses	(80)	24	(107)	25
	1,360	1,315	2,709	2,605

Costs and expenses
Contract benefits	327	337	653	684
Interest credited to contractholder funds	635	571	1,238	1,147
Amortization of deferred policy acquisition costs	176	164	281	333
Operating costs and expenses	98	110	201	226
Restructuring and related charges	3	—	18	—

	1,239	1,182	2,391	2,390

Loss on disposition of operations	(35)	(3)	(88)	(8)

Income from operations before income tax expense	86	130	230	207

Income tax expense	30	43	78	52

Net income	$56	$87	$152	$155

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
	2006	2005
($ in millions, except par value data)	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $60,114 and $59,717)	$60,400	$61,977
Mortgage loans	8,538	8,108
Equity securities	418	324
Short-term	2,525	927
Policy loans	730	729
Other	1,012	691

Total investments	73,623	72,756

Cash	308	154
Deferred policy acquisition costs	3,902	3,948
Reinsurance recoverables, net	3,415	1,699
Accrued investment income	661	648
Deferred income taxes	77	—
Other assets	523	582
Separate Accounts	15,372	15,235

Total assets	$97,881	$95,022

Liabilities
Contractholder funds	$60,208	$58,190
Reserve for life-contingent contract benefits	11,588	11,881
Unearned premiums	34	35
Payable to affiliates, net	110	98
Other liabilities and accrued expenses	4,808	3,054
Deferred income taxes	—	340
Long-term debt	269	181
Separate Accounts	15,372	15,235

Total liabilities	92,389	89,014

Commitments and Contingent Liabilities (Note 5)

Shareholder’s Equity
Redeemable preferred stock — series A, $100 par value, 1,500,000 shares authorized, 49,230 shares issued and outstanding	5	5
Redeemable preferred stock — series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,108	1,108
Retained income	4,329	4,302
Accumulated other comprehensive income:
Unrealized net capital gains and losses	45	588

Total accumulated other comprehensive income	45	588

Total shareholder’s equity	5,492	6,008

Total liabilities and shareholder’s equity	$97,881	$95,022

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(in millions)	2006	2005
	(Unaudited)
Cash flows from operating activities
Net income	$152	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(134)	(83)
Realized capital gains and losses	107	(25)
Loss on disposition of operations	88	8
Interest credited to contractholder funds	1,238	1,147
Changes in:
Contract benefit and other insurance reserves	(148)	(87)
Unearned premiums	(1)	2
Deferred policy acquisition costs	(126)	(57)
Reinsurance recoverables, net	(82)	(87)
Income taxes payable	40	(57)
Other operating assets and liabilities	(16)	14

Net cash provided by operating activities	1,118	930

Cash flows from investing activities
Proceeds from sales
Fixed income securities	7,143	4,872
Equity securities	76	31
Investment collections
Fixed income securities	1,639	2,289
Mortgage loans	793	532
Investment purchases
Fixed income securities	(9,097)	(10,403)
Equity securities	(133)	(82)
Mortgage loans	(1,237)	(798)

Change in short-term investments, net	(393)	(95)
Disposition of operations	(812)	(2)
Change in other investments, net	(30)	(16)

Net cash used in investing activities	(2,051)	(3,672)

Cash flows from financing activities
Redemption of mandatorily redeemable preferred stock	(13)	(12)
Contractholder fund deposits	5,644	6,511
Contractholder fund withdrawals	(4,419)	(3,779)
Dividends paid	(125)	(25)

Net cash provided by financing activities	1,087	2,695

Net increase (decrease) in cash	154	(47)
Cash at beginning of the period	154	241

Cash at end of period	$308	$194

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

The condensed consolidated financial statements and notes as of June 30, 2006 and for the three-month and six-month periods ended June 30, 2006 and 2005 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2006 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Equity securities include common stocks, non-redeemable preferred stocks and limited partnership interests.  Common stocks and non-redeemable preferred stocks had a carrying value of $72 million and $67 million, and cost of $66 million and $62 million at June 30, 2006 and December 31, 2005, respectively.  Investments in limited partnership interests had a carrying value of $346 million and $257 million at June 30, 2006 and December 31, 2005, respectively.

Adopted accounting standards

Financial Accounting Standards Board Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”)

The Company adopted Financial Accounting Standards Board (“FASB”) FSP FAS 115-1 as of January 1, 2006.  FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance.  FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security.  The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No.  154”)

The Company adopted SFAS No. 154 on January 1, 2006.  SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated.  The Company had no accounting changes or error corrections affected by the new standard.

Pending accounting standards

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

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the FASB issued SFAS No. 155, which, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation.  At the date of initial adoption, the Company must decide whether or not to remeasure its hybrid financial instruments in accordance with SFAS No. 155 or retain its current accounting under SFAS No. 133.  All securities acquired on or after January 1, 2007 must be accounted for in accordance with the new guidance.  The Company expects to adopt SFAS No. 155 as of January 1, 2007, and has not yet determined if it will utilize the option to fair value hybrid contracts owned at the date of adoption and subject to SFAS No. 133.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.   FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 is not expected to have a material effect on the results of operations or financial position of the Company.

2.              Related Party Transaction

Surplus Note

In the second quarter of 2006, under an existing agreement with Kennett Capital, Inc. (“Kennett”), an unconsolidated affiliate of ALIC, ALIC sold Kennett a $100 million redeemable surplus note issued by ALIC Reinsurance Company, a wholly owned subsidiary of ALIC.  The surplus note is due June 1, 2036 with an initial rate of 6.18% that will reset once every ten years to the then current ten year Constant Maturity Treasury yield (“CMT”), plus 1.14%.   As payment, Kennett issued a full recourse note due June 1, 2036 to ALIC for the same amount with an initial interest rate of 5.98% that will reset once every ten years to the then current ten year CMT, plus 0.94%.  The note due from Kennett is classified as other investments and the related surplus note is classified as long-term debt in the Condensed Consolidated Statements of Financial Position.

.

3.                       Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancing of fixed income securities and mergers completed with equity securities, totaled $18 million and $19 million for the six month periods ended June 30, 2006 and 2005, respectively.

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

	Six months ended
	June 30,
(in millions)	2006	2005

Net change in fixed income securities	$(216)	$(927)
Net change in short-term investments	(1,155)	363
Operating cash flow used	$(1,371)	$(564)

Liabilities for collateral and security repurchase, beginning of year	$(2,231)	$(2,928)
Liabilities for collateral and security repurchase, end of period	(3,602)	(3,492)
Operating cash flow provided	$1,371	$564

4.               Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005

Premiums and contract charges
Direct	$582	$516	$1,128	$1,054
Assumed
Affiliate	4	4	8	8
Non-affiliate	8	7	15	13
Ceded—non-affiliate	(171)	(151)	(326)	(298)

Premiums and contract charges, net of reinsurance	$423	$376	$825	$777

The effects of reinsurance on contract benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2006	2005	2006	2005

Contract benefits
Direct	$443	$437	$886	$924
Assumed
Affiliate	3	3	6	6
Non-affiliate	6	7	11	11
Ceded—non-affiliate	(125)	(110)	(250)	(257)

Contract benefits, net of reinsurance	$327	$337	$653	$684

On June 1, 2006, ALIC, its subsidiary, Allstate Life Insurance Company of New York (“ALNY”), and the Corporation completed the disposal of substantially all of its variable annuity business pursuant to a definitive agreement (the “Agreement”) with Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively “Prudential”), which was entered into on March 8, 2006.  The disposal was effected through a combination of coinsurance and modified coinsurance reinsurance agreements (the “Reinsurance Agreements”).

As a result of the modified coinsurance reinsurance, the separate account assets remain on the Company’s Condensed Consolidated Statements of Financial Position, but the related results of operations are fully reinsured to Prudential beginning on June 1, 2006 and presented net of reinsurance on the Condensed Consolidated Statements of Operations.  In contrast, $1.36 billion of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions.  The general account liabilities, however, remain on the Condensed Consolidated Statements of Financial Position with a corresponding reinsurance recoverable and the results of operations are presented net of reinsurance.  For purposes of presentation in the Condensed Consolidated Statements of Cash Flows, the Company treated the reinsurance of substantially all the variable annuity business of ALIC and ALNY to Prudential as a disposition of operations, consistent with the substance of the transaction which was the disposition of a block of business accomplished through reinsurance. Accordingly, the net consideration transferred to Prudential, $731 million (computed as $1.36 billion of general account insurance liabilities transferred to Prudential on the closing date less consideration of $628 million), the cost of hedging the ceding commission received from Prudential, $69 million, pre-tax, and the costs of executing the transaction, $12 million, pre-tax, were classified as a disposition of operations in the cash flows from investing activities section of the Condensed Consolidated Statements of Cash Flows. The Reinsurance Agreements do not extinguish the Company’s primary liability under the variable annuity contracts.

Under the Agreement, ALIC, ALNY and the Corporation have indemnified Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain.  In addition, ALIC, ALNY and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC’s and ALNY’s provision of transition services.

 The terms of the Agreement give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years.  During a transition period, ALIC and ALNY will continue to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and, for a period of twenty-four months or less, service the reinsured business while Prudential prepares for the migration of the business onto its servicing platform.

The final market-adjusted consideration was $628 million.  The disposal resulted in a gain of $88 million pretax for ALIC, which was deferred as a result of the disposition being executed through reinsurance. The deferred gain, which is included as a component of other liabilities and accrued expenses on the Condensed Consolidated

Statements of Financial Position, will be amortized to loss on disposition of operations on the Condensed Consolidated Statements of Operations over the life of the reinsured business which is estimated to be approximately 18 years.  For ALNY, the transaction resulted in a loss of $6 million pretax, which was recognized in the second quarter.  ALNY’s reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC’s deferred reinsurance gain, were included as a component of loss on disposition of operations on the Condensed Consolidated Statements of Operations and amounted to $24 million and $59 million, after-tax, in the second quarter and first six months of 2006, respectively.  DAC and DSI were reduced by $726 million and $70 million, respectively, for balances related to the variable annuity business subject to the Reinsurance Agreements.

In the five-months of 2006, prior to the disposition of substantially all of the variable annuity business, ALIC’s and ALNY’s variable annuity business generated approximately $127 million in contract charges.  Life and annuity premiums and contract charges, contract benefits, interest credited to contractholder funds and operating costs and expenses ceded in June of 2006 pursuant to the Reinsurance Agreements were $22 million, $5 million, $5 million and $10 million, respectively.  Further, general account liabilities of $1.63 billion as of June 30, 2006 were ceded to Prudential pursuant to the coinsurance reinsurance provisions.

The separate account balances related to the modified coinsurance reinsurance were $14.35 billion as of June 30, 2006.  Separate account balances totaling approximately $1.02 billion at June 30, 2006 related to the variable life business, and three affiliated companies that the Company plans to sell continue to be retained by ALIC.  In 2005, ALIC’s and ALNY’s variable annuity business generated approximately $278 million in contract charges.  The separate account balances were $14.23 billion and general account balances were $1.81 billion as of December 31, 2005.

5.               Guarantees and Contingent Liabilities

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $229 million at June 30, 2006.  The obligations associated with these fixed income securities expire at various times during the next seven years.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2006.

Regulation

The Company is subject to changing social, economic and regulatory conditions.  From time to time, regulatory authorities or legislative bodies seek to impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry.  The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

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

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization.  AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims and are seeking actual damages including benefits under Allstate employee benefit plans and payments provided in connection with the reorganization, as well as punitive damages.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC has been defending certain matters relating to its life agency program reorganization announced in 2000. These matters have been the subject of an investigation by the EEOC with respect to allegations of age discrimination and retaliation. A conciliation agreement relating to certain of these matters has been entered into between AIC and the EEOC.   The outcome of these disputes is currently uncertain.

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

The Company is currently undergoing periodic market conduct examinations by state insurance regulators.  Regulators in the state of New York are focusing, as they have with other insurers, on the Company’s New York subsidiary’s compliance with the state’s replacement sales and record-keeping processes with regard to life insurance and annuities among other issues.  They have alleged that the Company’s New York subsidiary failed to meet the requirements of certain applicable regulations.  In relation to this examination, the Company accrued $17 million of additional contractholder benefits.  The final outcomes of these examinations are still pending; however, the Company’s New York subsidiary has begun certain customer remediation steps related to replacement sales.

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

6.    Other Comprehensive Loss

The components of other comprehensive loss on a pretax and after-tax basis are as follows:

	Three months ended June 30,
	2006			2005
(in millions)	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Unrealized net holding gains (losses) arising during the period, net of related offsets	$(497)	$174	$(323)	$618	$(216)	$402
Less: reclassification adjustment of realized capital gains and losses	(171)	60	(111)	110	(38)	72
Other comprehensive income (loss)	$(326)	$114	(212)	$508	$(178)	330

Net income			56			87
Comprehensive (loss) income			$(156)			$417

	Six months ended June 30,
	2006			2005
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding gains (losses) arising during the period, net of related offsets	$(1,131)	$396	$(735)	$(77)	$27	$(50)
Less: reclassification adjustment of realized capital gains and losses	(296)	104	(192)	17	(6)	11
Other comprehensive income (loss)	$(835)	$292	(543)	$(94)	$33	(61)

Net income			152			155
Comprehensive (loss) income			$(391)			$94

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company:

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”, an affiliate of The Allstate Corporation) as of June 30, 2006, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005.  These interim financial statements are the responsibility of the Company’s management.

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
August 4, 2006

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

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

HIGHLIGHTS

•               On June 1, 2006, the Company completed the disposal of substantially all of its variable annuity business through reinsurance with Prudential Financial Inc. (“Prudential”).  The disposal was effected through a combination of coinsurance and modified coinsurance (see Note 4 to the Condensed Consolidated Financial Statements).

•               Net income declined 35.6% to $56 million in the second quarter of 2006 and 1.9% to $152 million in the first six months of 2006 compared to the same periods in 2005.

•               Gross margin increased 22.7% and 16.7% in the second quarter and first six months of 2006, respectively, compared to the same periods of 2005.  Gross margin, a measure that is not based on Generally Accepted Accounting Principles (“non-GAAP”), is defined on page 17.

•               Contractholder fund deposits totaled $3.63 billion and $5.57 billion for the second quarter and first six months of 2006, respectively, compared to $3.29 billion and $6.54 billion for the second quarter and first six months of 2005, respectively.

•               Investments as of June 30, 2006 decreased 1.5% from June 30, 2005.

•               Return on average shareholder’s equity was 7.0% and 6.0% for the twelve months ended June 30, 2006 and June 30, 2005, respectively.

OPERATIONS

Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive life, variable annuities, fixed annuities and institutional products for which deposits are classified as contractholder funds or separate accounts liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.  As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues.  Subsequent to the close of our reinsurance transaction with Prudential on June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Condensed Consolidated Statements of Operations (see Note 4 to the Condensed Consolidated Financial Statements).

The following table summarizes premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Premiums
Traditional life	$68	$57	$126	$121
Immediate annuities with life contingencies	69	50	118	123
Other	9	6	19	11
Total premiums	146	113	263	255

Contract charges
Interest-sensitive life	197	181	389	358
Fixed annuities	19	16	36	33
Variable annuities	61	66	137	131
Total contract charges	277	263	562	522
Total premiums and contract charges	$423	$376	$825	$777

The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Premiums
Allstate agencies	$68	$67	$129	$133
Independent agents	19	6	32	27
Specialized brokers	59	39	101	93
Other	—	1	1	2
Total premiums	146	113	263	255

Contract charges
Allstate agencies	138	128	275	259
Financial institutions	67	66	142	129
Independent agents	68	63	135	119
Specialized brokers	4	6	9	14
Other	—	—	1	1
Total contract charges	277	263	562	522
Total premiums and contract charges	$423	$376	$825	$777

Total premiums increased 29.2% to $146 million in the second quarter of 2006 and 3.1% to $263 million in the first six months of 2006 compared to the same periods of 2005.  The increase in the second quarter of 2006 was attributable to increased premiums on immediate annuities with life contingencies and increased traditional life premiums due to growth of business in force and, for traditional life products, reduced reinsurance of new term life insurance.  The increase in the first six months of 2006 was due to higher other and traditional life premiums, partially offset by lower premiums on immediate annuities with life contingencies.  The increase in other premiums in the first six months of 2006 was due to higher premiums on accident and health products due to growth of business in force and the increase in traditional life premiums was the result of growth of business in force and reduced reinsurance of new term life insurance.  The decline in immediate annuities with life contingencies in the first six months of 2006 was the result of lower sales volume due to pricing changes and a shift in the mix of business between life contingent and non-life contingent contracts.

Contract charges increased 5.3% to $277 million in the second quarter of 2006 and 7.7% to $562 million in the first six months of 2006 compared to the same periods of 2005.  Excluding contract charges on variable annuities, substantially all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 9.6% and 8.7% in the second quarter and first six months of 2006, respectively, compared to the same periods of 2005.  These increases were mostly due to higher contract charges on interest-sensitive life products resulting from growth of business in force.

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

The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005(1)	2006	2005(1)
Contractholder funds, beginning balance	$58,412	$55,666	$58,190	$53,939

Deposits
Fixed annuities	2,015	1,527	3,216	3,273
Institutional products (funding agreements)	1,250	1,325	1,600	2,423
Interest-sensitive life	334	326	656	638
Variable annuity and life deposits allocated to fixed accounts	35	112	98	206
Total deposits	3,634	3,290	5,570	6,540

Interest credited	647	574	1,268	1,127

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(559)	(589)	(1,263)	(1,293)
Benefits	(386)	(377)	(756)	(667)
Surrenders and partial withdrawals	(1,257)	(952)	(2,254)	(1,666)
Contract charges	(173)	(160)	(341)	(319)
Net transfers to separate accounts	(62)	(77)	(145)	(155)
Fair value hedge adjustments for institutional products	(2)	(53)	(20)	(173)
Other adjustments	(46)	6	(41)	(5)
Total maturities, benefits, withdrawals and other adjustments	(2,485)	(2,202)	(4,820)	(4,278)

Contractholder funds, ending balance	$60,208	$57,328	$60,208	$57,328

(1)    To conform to the current period presentation, certain prior period balances have been reclassified.

Contractholder funds increased 3.1% and 3.0% in the second quarter of 2006 and 2005, respectively, and increased 3.5% and 6.3% in the first six months of 2006 and 2005, respectively.   Average contractholder funds increased 5.0% and 6.4% in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005.

Contractholder deposits increased 10.5% in the second quarter and decreased 14.8% in the first six months of 2006, compared to the same periods of 2005.  The increase in the second quarter was the result of higher deposits on fixed annuities that were mostly driven by a $274 million increase in deposits on Allstate® Treasury-Linked Annuity contracts, which provide contractholders a crediting rate that is indexed to the 5-year treasury rate resulting in upward adjusting crediting rates in a rising interest rate environment.  Additionally, higher crediting rates that were responsive to rising market interest rates increased consumer demand for other fixed annuity products.  The increase in fixed annuity deposits in the second quarter was partially offset by lower variable annuity and life deposits allocated to the fixed accounts due to the disposal of substantially all of our variable annuity business during the quarter and lower deposits on funding agreements.  The decline in the first six months of 2006 was attributable to decreased deposits on funding agreements and, to a lesser extent, lower variable annuity and life deposits allocated to fixed accounts and decreased fixed annuity deposits.  Fixed annuity deposits declined primarily from the impact of reduced consumer demand for traditional fixed annuities relative to certificates of deposit and other short-term investments in the first quarter of 2006 due to the interest rate environment and our continued focus on fixed annuity returns.  Funding agreement deposits declined 5.7% and 34.0% in the second quarter and first six months of 2006, respectively, compared to the same periods in the prior year.  The opportunistic manner in which we manage this business results in fluctuations in funding agreement deposits between periods.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life products increased 32.0% in the second quarter and 35.3% in the first six months of 2006, respectively, compared to the same periods of 2005.  The annualized withdrawal rate on these products was 11.9% for the second quarter and 10.8% for the first six months of 2006 based on the beginning of period contractholder funds balance.  This compares to an annualized withdrawal rate of 9.5% for the second quarter and 8.6% for the first six months of 2005.  The declining and relatively low interest rate environment of the prior three years contributed to favorable withdrawal rates in 2005, and also resulted in an increased level of policies with little or no surrender charge protection.  The increases in the withdrawal rate in the second quarter and first six months of 2006 are consistent with management’s expectation that in an increasing interest rate environment contractholders whose contracts have relatively low surrender charges may choose to move their funds to competing investment alternatives.  The aging of our in-force business may cause this trend to continue.  In addition, we have implemented crediting rate strategies for renewal business to improve investment spreads on selected contracts that may also have contributed to the increased withdrawal rate.

Net investment income increased 11.1% in the second quarter and 10.4% in the first six months of 2006 compared to the same periods of 2005 due to increased investment yields and higher average portfolio balances.  The higher portfolio yields were primarily due to increased yields on floating rate instruments resulting from increases in short-term market interest rates and, to a lesser extent, higher yields on fixed income securities.  Higher average portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, funding agreements and interest-sensitive life policies, partially offset by payments related to the disposition of substantially all of our variable annuity business.

Net income analysis is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Premiums	$146	$113	$263	$255
Contract charges	277	263	562	522
Net investment income	1,017	915	1,991	1,803
Periodic settlements and accruals on non-hedge derivative instruments(1)	14	16	30	35
Contract benefits	(327)	(337)	(653)	(684)
Interest credited to contractholder funds(2)	(619)	(556)	(1,215)	(1,093)
Gross margin	508	414	978	838

Amortization of DAC and DSI(3)	(188)	(113)	(342)	(227)
Operating costs and expenses	(98)	(110)	(201)	(226)
Restructuring and related charges	(3)	—	(18)	—
Income tax expense	(76)	(65)	(142)	(116)
Realized capital gains and losses, after-tax	(51)	15	(69)	16
DAC and DSI amortization relating to realized capital gains and losses, after-tax(3)	(3)	(43)	24	(104)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(9)	(10)	(19)	(22)
Loss on disposition of operations, after-tax	(24)	(1)	(59)	(4)
Net income	$56	$87	$152	$155

(1) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2) For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of deferred policy acquisition costs (“DAC”) due to the similarity in the substance of the two items.  Amortization of DSI totaled $(16) million and $(15) million in the three months ended June 30, 2006 and 2005, respectively, and $(23) million and $(54) million in the first six months of 2006 and 2005, respectively.

(3)  Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business.  Amortization of DAC and DSI relating to realized capital gains and losses was $(4) million and $(66) million in the second quarter of 2006 and 2005, respectively, and was $38 million and $(160) million in the first six months of 2006 and 2005, respectively.

Gross margin, a non-GAAP measure, represents premiums and contract charges, net investment income and periodic settlements and accruals on non-hedge derivative instruments, less contract benefits and interest credited to contractholder funds excluding amortization of DSI.  We reclassify periodic settlements and accruals on non-hedge derivative instruments into gross margin to report them in a manner consistent with the economically hedged investments, replicated assets or product attributes (e.g. net investment income or interest credited to contractholder funds) and, by doing so, appropriately reflect trends in product performance.  We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio.  Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin.  Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees.  We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance.  Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business.  Net income is the GAAP measure that is most directly comparable to these margins.  Gross margin is reconciled to GAAP net income in the table above.

The components of gross margin are reconciled to the corresponding financial statement line items in the following tables.

	Three Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Premiums	$—	$—	$146	$113	$—	$—	$146	$113
Contract charges	—	—	159	153	118	110	277	263
Net investment income	1,017	915	—	—	—	—	1,017	915
Periodic settlements and accruals on non-hedge derivative instruments(1)	14	16	—	—	—	—	14	16
Contract benefits	(134)	(129)	(193)	(208)	—	—	(327)	(337)
Interest credited to contractholder funds(2)	(619)	(556)	—	—	—	—	(619)	(556)
	$278	$246	$112	$58	$118	$110	$508	$414

	Six Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Premiums	$—	$—	$263	$255	$—	$—	$263	$255
Contract charges	—	—	310	303	252	219	562	522
Net investment income	1,991	1,803	—	—	—	—	1,991	1,803
Periodic settlements and accruals on non-hedge derivative instruments(1)	30	35	—	—	—	—	30	35
Contract benefits	(267)	(263)	(386)	(421)	—	—	(653)	(684)
Interest credited to contractholder funds(2)	(1,215)	(1,093)	—	—	—	—	(1,215)	(1,093)
	$539	$482	$187	$137	$252	$219	$978	$838

(1) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2) For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI totaled $(16) million and $(15) million in the three months ended June 30, 2006 and 2005, respectively, and $(23) million and $(54) million in the first six months of 2006 and 2005, respectively.

Gross margin increased 22.7% in the second quarter of 2006 and 16.7% in the first six months of 2006 compared to the same periods of 2005 due to higher benefit and investment margin and increased contract charges and fees.  The disposition of substantially all of our variable annuity business will result in lower gross margin in the future, which would be expected to be mostly offset by lower DAC and DSI amortization and operating expenses.

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

Investment margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Annuities	$206	$174	$391	$333
Life insurance	38	45	84	92
Institutional products	34	27	64	57
Total investment margin	$278	$246	$539	$482

Investment margin increased 13.0% in the second quarter and 11.8% in the first six months of 2006 compared to the same periods of 2005.  The increase in both periods was primarily due to growth in contractholder funds and improved yields on assets supporting deferred fixed annuities.  Additionally, the increase in the first six months of 2006 was impacted by lower average crediting rates on deferred fixed annuities resulting from contract surrenders and crediting rate actions.  In the future, the investment margin will be reduced as a result of the disposal of substantially all of our variable annuity business and anticipated dividend payments until the lost margins are replaced by sales of other products.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	6.2%	6.3%	4.7%	4.8%	1.5%	1.5%
Deferred fixed annuities	5.7	5.5	3.6	3.8	2.1	1.7
Immediate fixed annuities with and without life contingencies	7.2	7.4	6.6	6.7	0.6	0.7
Institutional	6.0	4.2	5.0	3.3	1.0	0.9
Investments supporting capital, traditional life and other products	6.9	7.1	N/A	N/A	N/A	N/A

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	6.2%	6.3%	4.7%	4.7%	1.5%	1.6%
Deferred fixed annuities	5.7	5.5	3.7	3.8	2.0	1.7
Immediate fixed annuities with and without life contingencies	7.2	7.4	6.6	6.7	0.6	0.7
Institutional	5.8	4.1	4.8	3.1	1.0	1.0
Investments supporting capital, traditional life and other products	6.9	7.0	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	As of June 30,
(in millions)	2006	2005
Immediate fixed annuities with life contingencies	$7,993	$7,823
Other life contingent contracts and other	3,595	4,235
Reserve for life-contingent contract benefits	$11,588	$12,058

Interest-sensitive life	$8,117	$7,832
Deferred fixed annuities	34,946	33,031
Immediate fixed annuities without life contingencies	3,710	3,341
Institutional	13,067	12,609
Market value adjustments related to derivative instruments and other	368	515
Contractholder funds	$60,208	$57,328

Benefit margin is a component of gross margin, both of which are non-GAAP measures.  Benefit margin represents life and life-contingent immediate annuity premiums, cost of insurance contract charges and, prior to the disposal of substantially all of our variable annuity business through reinsurance, variable annuity contract charges for contract guarantees less contract benefits.  Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin.  We use benefit margin to evaluate our underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

Benefit margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Life insurance	$116	$83	$205	$176
Annuities	(4)	(25)	(18)	(39)
Total benefit margin	$112	$58	$187	$137

Benefit margin increased 93.1% in the second quarter and 36.5% in the first six months of 2006 compared to the same periods of 2005.  The increase in both periods was primarily due to improved life insurance mortality experience, growth and a favorable impact related to the lapse of certain contracts in the second quarter of 2006.   These improvements were partially offset by the impact of a prospective reclassification of certain contract charges from benefit margin to contract charges and fees beginning in 2006.  Benefit margin for the second quarter and first six months of 2005 included $13 million and $26 million, respectively, of amounts reclassified to contract charges and fees.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 66.4% in the three months ended June 30, 2006 and 50.7% in the first six months of 2006 compared to the same periods of 2005 due to higher gross margin.  DAC and DSI amortization related to realized capital gains and losses, after-tax, changed by a favorable $40 million and $128 million in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005.  The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.  DAC and DSI were reduced by $726 million and $70 million, respectively, in the second quarter of 2006 as a result of the disposition of substantially all of our variable annuity business.  This decline will result in a reduction to the amortization of DAC and DSI in the future, which is expected to be offset by the absence of gross margin on the business subject to the disposition.

Operating costs and expenses declined 10.9% and 11.1% in the second quarter and first six months of 2006, respectively, compared to the same periods of 2005.  The following table summarizes operating costs and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Non-deferrable acquisition costs	$34	$37	$72	$76
Other operating costs and expenses	64	73	129	150
Total operating costs and expenses	$98	$110	$201	$226

Restructuring and related charges	$3	$—	$18	$—

Non-deferrable acquisition costs declined 8.1% in the second quarter of 2006 and 5.3% in the first six months of 2006 compared to the same periods of 2005 due to lower non-deferrable commissions.  Other operating costs and expenses declined 12.3% in the second quarter of 2006 and 14.0% in the first six months of 2006 compared to the same periods of 2005.  The decline in other operating costs and expenses in the second quarter was primarily the result of a decline in employee and technology costs and the impact of a litigation related accrual recorded in the prior year.  The decline in other operating costs and expenses in the first six months of 2006 compared to the same period in the prior year was primarily attributable to lower employee and technology costs.  Total operating costs and expenses are expected to decline in the future as a result of the disposition of substantially all of our variable annuity business.

Restructuring and related charges for the first six months of 2006 reflect costs related to the Voluntary Termination Offer (“VTO”) accepted primarily by employees located at Allstate’s headquarters.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at June 30, 2006 is presented in the table below.

	Investments	Percent to total
(in millions)
Fixed income securities (1)	$60,400	82.0%
Mortgage loans	8,538	11.6
Equity securities	418	0.6
Short-term	2,525	3.4
Policy loans	730	1.0
Other	1,012	1.4
Total	$73,623	100.0%

(1)             Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $60.11 billion.

Total investments increased to $73.62 billion at June 30, 2006 from $72.76 billion at December 31, 2005, primarily due to positive cash flows from operating and financing activities including increased funds associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities and payments totaling approximately $812 million related to the disposition of substantially all of our variable annuity business.

Total investments at amortized cost related to collateral received in connection with securities lending activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions, increased to $3.60 billion at June 30, 2006, from $2.23 billion at December 31, 2005.

At June 30, 2006, 94.9% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income and equity securities at June 30, 2006 were $292 million, a decrease of $1.97 billion or 87.1% since December 31, 2005.  The net unrealized gain for the fixed income portfolio totaled $286 million, comprised of $1.60 billion of unrealized gains and $1.32 billion of unrealized losses at June 30, 2006.  This is compared to a net unrealized gain for the fixed income portfolio totaling $2.26 billion at December 31, 2005, comprised of $2.72 billion of unrealized gains and $461 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at June 30, 2006, $1.27 billion or 96.8% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment.  Of the remaining $42 million of losses in the fixed income portfolio, $33 million or 78.6% were in the corporate fixed income portfolio.  The $33 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the consumer goods, communications, capital goods, energy and technology sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.  Approximately $19 million of the total gross unrealized losses in the corporate fixed income portfolio were associated with the automobile industry, which includes direct debt issuances of automobile manufacturers, captive automotive financing companies and automobile parts and equipment suppliers, which are classified in the consumer goods and financial services sectors.  Fixed income security values in the automobile industry were depressed primarily due to company specific conditions.  Additionally, approximately $6 million of the total gross unrealized losses were associated with the airline industry for which values were depressed due to economic issues and industry conditions.

The net unrealized gain for the common and non-redeemable preferred stock portfolio totaled $6 million at June 30, 2006 and $5 million at December 31, 2005.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery.  All securities in an unrealized loss position at June 30, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

(in millions)	June 30, 2006			December 31, 2005
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$8	$11	—%	$70	$80	0.1%
Restructured	4	4	—	4	4	—
Potential problem	121	138	0.2	122	135	0.2
Total net carrying value	$133	$153	0.2%	$196	$219	0.3%
Cumulative write-downs recognized (1)	$193			$188

(1)                    Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem as of June 30, 2006 compared to December 31, 2005.  The decrease was primarily due to dispositions and the recategorization of securities upon improving conditions.

We also evaluated each of these securities through our portfolio monitoring process at June 30, 2006 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005

Investment write-downs	$(4)	$(6)	$(9)	$(13)
Dispositions	(75)	58	(150)	98
Valuation of derivative instruments	(22)	(11)	14	(69)
Settlement of derivative instruments	21	(17)	38	9
Realized capital gains and losses, pretax	(80)	24	(107)	25
Income tax benefit (expense)	29	(9)	38	(9)
Realized capital gains and losses, after-tax	$(51)	$15	$(69)	$16

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

In the second quarter of 2006, we recognized $4 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value.  The change in our intent is primarily related to comprehensive reviews of our portfolio.  We identified $167 million of securities that may be sold.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and debt, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

(in millions)	June 30, 2006	December 31, 2005
Redeemable preferred stock	$5	$5
Common stock, retained earnings and other shareholder’s equity items	5,442	5,415
Accumulated other comprehensive income	45	588
Total shareholder’s equity	5,492	6,008
Debt	269	181
Total capital resources	$5,761	$6,189

Shareholder’s equity declined in the first six months of 2006, primarily due to lower unrealized net capital gains on fixed income securities and dividends, partially offset by net income.

Debt increased in the first six months of 2006, due to increases in long-term debt partially offset by the redemption of mandatorily redeemable preferred stock.  In the second quarter of 2006, under an existing agreement with Kennett Capital, Inc. (“Kennett”), an unconsolidated affiliate of ALIC, ALIC sold Kennett a $100 million redeemable surplus note issued by ALIC Reinsurance Company, a wholly owned subsidiary of ALIC.  The surplus note is due June 1, 2036 with an initial rate of 6.18% that will reset once every ten years to the then current ten year Constant Maturity Treasury yield (“CMT”), plus 1.14%. As payment, Kennett issued a full recourse note due June 1, 2036 to ALIC for the same amount with an initial interest rate of 5.98% that will reset once every ten years to the then current ten year CMT, plus 0.94%.  The note due from Kennett is classified as other investments and the related surplus note is classified as long-term debt in the Condensed Consolidated Statements of Financial Position.

Financial Ratings and Strength   Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, Allstate Insurance Company’s (“AIC”) ratings and other factors.  There have been no changes to our insurance financial strength ratings since December 31, 2005.

Liquidity Sources and Uses    As reflected in our Condensed Consolidated Statements of Cash Flows, higher operating cash flows in the first six months of 2006, compared to the first six months of 2005 primarily related to higher investment income.

Cash flows used in investing activities decreased in the first six months of 2006 primarily due to decreased net cash provided by financing activities, partially offset by the investment of higher operating cash flows.  Cash flows used in investing activities also include the settlement of the disposal of substantially all of our variable annuity business.

Cash flows provided by financing activities declined in the first six months of 2006 as a result of lower contractholder fund deposits and higher surrenders and partial withdrawals.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

During 2006, as a result of the disposal of substantially all of our variable annuity business, dividends of $400 million to $500 million are expected to be paid to AIC, of which $125 million was paid during the second quarter of 2006.  The payment of the additional remaining dividends in 2006 is subject to regulatory approval.

We have access to additional borrowing to support liquidity through the Corporation as follows:

•               A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2006, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

•               A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements.  This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under this line of credit during the first six months of 2006. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  In May 2006, the Corporation filed a universal shelf registration statement with the Securities and Exchange Commission (“SEC”).  In accordance with rules adopted by the SEC in 2005, this registration statement covers an unspecified amount of securities.  The Corporation can use it to issue debt securities, common stock, preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.  This registration statement, under which the Corporation has not yet issued any securities, replaced the 2003 universal shelf registration statement.

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

Changes in Internal Control over Financial Reporting.   During the fiscal quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those in Part I, Item 1A of Allstate Life Insurance Company Annual Report on Form 10-K for 2005, which are hereby incorporated herein by reference.   There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 6.  Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)
August 8, 2006	By /s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of the Registrant)

Exhibit No.	Description

3(ii)

Amended and Restated By-Laws of Allstate Life Insurance Company effective April 21, 2006, incorporated herein by reference to Exhibit 3.1 to Allstate Life Insurance Company current report on Form 8-K filed May 3, 2006.

10.1

First Amendment to Marketing Coordination and Administrative Services Agreement among Allstate Life Insurance Company, Allstate Financial Services, LLC and Allstate Insurance Company dated January 1, 2006.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 4, 2006, concerning unaudited interim financial information.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1