Form 10-Q
period 2006-09-30
ALLSTATE LIFE INSURANCE CO
filed 2006-11-07
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

AS OF NOVEMBER 7, 2006, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE INSURANCE COMPANY.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues
Premiums	$129	$104	$392	$359
Contract charges	218	275	780	797
Net investment income	1,035	942	3,026	2,745
Realized capital gains and losses	(30)	26	(137)	51

	1,352	1,347	4,061	3,952

Costs and expenses
Contract benefits	336	316	989	1,000
Interest credited to contractholder funds	651	589	1,889	1,736
Amortization of deferred policy acquisition costs	106	117	387	450
Operating costs and expenses	82	99	283	325
Restructuring and related charges	5	—	23	—

	1,180	1,121	3,571	3,511

Gain (loss) on disposition of operations	3	1	(85)	(7)

Income from operations before income tax expense	175	227	405	434

Income tax expense	53	68	131	120

Net income	$122	$159	$274	$314

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
($ in millions, except par value data)	2006	2005
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $61,332 and $59,717)	$63,060	$61,977
Mortgage loans	8,396	8,108
Equity securities	471	324
Short-term	1,511	927
Policy loans	745	729
Other	830	691

Total investments	75,013	72,756

Cash	149	154
Deferred policy acquisition costs	3,485	3,948
Reinsurance recoverables, net	3,450	1,699
Accrued investment income	710	648
Other assets	708	582
Separate Accounts	15,595	15,235

Total assets	$99,110	$95,022

Liabilities
Contractholder funds	$60,622	$58,190
Reserve for life-contingent contract benefits	12,102	11,881
Unearned premiums	34	35
Payable to affiliates, net	96	98
Other liabilities and accrued expenses	4,513	3,054
Deferred income taxes	245	340
Long-term debt	263	181
Separate Accounts	15,595	15,235

Total liabilities	93,470	89,014

Commitments and Contingent Liabilities (Note 5)

Shareholder’s Equity
Redeemable preferred stock — series A, $100 par value, 1,500,000 shares authorized, 49,230 shares issued and outstanding	5	5
Redeemable preferred stock — series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,108	1,108
Retained income	4,151	4,302
Accumulated other comprehensive income:
Unrealized net capital gains and losses	371	588

Total accumulated other comprehensive income	371	588

Total shareholder’s equity	5,640	6,008

Total liabilities and shareholder’s equity	$99,110	$95,022

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(in millions)	2006	2005
	(Unaudited)
Cash flows from operating activities
Net income	$274	$314
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(212)	(125)
Realized capital gains and losses	137	(51)
Loss on disposition of operations	85	7
Interest credited to contractholder funds	1,889	1,736
Changes in:
Contract benefit and other insurance reserves	(180)	(157)
Unearned premiums	(1)	2
Deferred policy acquisition costs	(204)	(115)
Reinsurance recoverables, net	(159)	(136)
Income taxes payable	(115)	(33)
Other operating assets and liabilities	7	(100)
Net cash provided by operating activities	1,521	1,342

Cash flows from investing activities
Proceeds from sales
Fixed income securities	10,096	7,695
Equity securities	99	56
Investment collections
Fixed income securities	2,433	3,507
Mortgage loans	1,367	894
Investment purchases
Fixed income securities	(13,744)	(13,823)
Equity securities	(202)	(126)
Mortgage loans	(1,620)	(1,420)

Change in short-term investments, net	238	(116)
Disposition of operations	(812)	(2)
Change in other investments, net	(7)	(55)
Net cash used in investing activities	(2,152)	(3,390)

Cash flows from financing activities
Redemption of mandatorily redeemable preferred stock	(19)	(19)
Contractholder fund deposits	7,772	8,175
Contractholder fund withdrawals	(6,702)	(6,042)
Dividends paid	(425)	(50)
Net cash provided by financing activities	626	2,064

Net (decrease) increase in cash	(5)	16
Cash at beginning of the period	154	241
Cash at end of period	$149	$257

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

The condensed consolidated financial statements and notes as of September 30, 2006, and for the three-month and nine-month periods ended September 30, 2006 and 2005 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2006 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Equity securities include common stocks, non-redeemable preferred stocks and limited partnership interests. Common stocks and non-redeemable preferred stocks had a carrying value of $71 million and $67 million, and cost of $61 million and $62 million at September 30, 2006 and December 31, 2005, respectively. Investments in limited partnership interests had a carrying value of $400 million and $257 million at September 30, 2006 and December 31, 2005, respectively.

In July 2006, the Company participated in the establishment of an investment management variable interest entity (“VIE”) that holds assets under the management of Allstate Investment Management Company, an unconsolidated affiliate of the Company, on behalf of unrelated third party investors. The VIE had assets consisting primarily of investment securities and cash totaling $400 million and liabilities, primarily long-term debt, totaling $410 million at September 30, 2006. The Company does not consolidate the VIE because it is not the primary beneficiary. The Company’s maximum loss exposure related to its investment in the VIE is the current carrying value of its investment, which was $8 million at September 30, 2006.

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

Pending accounting standards

Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”)

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the SOP on its results of operations and financial position. Based on the issued standard, the Company does not expect the impact of the adoption to have a material effect on its results of operations or financial position; however, the standard is currently under review and clarifications or revisions may be issued by the AICPA and/or the FASB that could affect the Company’s impact assessment.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”)

In February 2006, the FASB issued SFAS No. 155, which permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentration of credit risk in the form of subordination are not embedded derivatives. At the date of initial adoption, the Company must decide whether or not to remeasure its then existing hybrid financial instruments in accordance with SFAS No. 155 or retain its current accounting under SFAS No. 133. All securities acquired on or after January 1, 2007 must be accounted for in accordance with the new guidance. The Company will adopt SFAS No. 155 as of January 1, 2007, but has not yet determined if it will utilize the option to fair value hybrid contracts owned at the date of adoption and subject to SFAS No. 133.

Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”)

In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB 108 in the fourth quarter of 2006 for the fiscal year then ended is not expected to have a material effect on its results of operations or financial position.

2.              Related Party Transaction

Surplus Note

In the first nine months of 2006, under an existing agreement with Kennett Capital, Inc. (“Kennett”), an unconsolidated affiliate of ALIC, ALIC sold Kennett a $100 million redeemable surplus note issued by ALIC Reinsurance Company, a wholly owned subsidiary of ALIC. The surplus note is due June 1, 2036 with an initial rate of 6.18% that will reset once every ten years to the then current ten year Constant Maturity Treasury yield (“CMT”), plus 1.14%. As payment, Kennett issued a full recourse note due June 1, 2036 to ALIC for the same amount with an initial interest rate of 5.98% that will reset once every ten years to the then current ten year CMT, plus 0.94%. The note due from Kennett is classified as other investments and the related surplus note is classified as long-term debt in the Condensed Consolidated Statements of Financial Position.

3.              Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancing of fixed income securities and mergers completed with equity securities, totaled $26 million and $19 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

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

	Nine months ended
	September 30,
(in millions)	2006	2005

Net change in fixed income securities	$(531)	$(904)
Net change in short-term investments	(760)	183
Operating cash flow used	$(1,291)	$(721)

Liabilities for collateral and security repurchase, beginning of year	$(2,231)	$(2,928)
Liabilities for collateral and security repurchase, end of period	(3,522)	(3,649)
Operating cash flow provided	$1,291	$721

4. Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Premiums and contract charges
Direct	$562	$516	$1,690	$1,570
Assumed
Affiliate	4	5	12	13
Non-affiliate	6	7	21	20
Ceded—non-affiliate	(225)	(149)	(551)	(447)

Premiums and contract charges, net of reinsurance	$347	$379	$1,172	$1,156

The effects of reinsurance on contract benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2006	2005	2006	2005

Contract benefits
Direct	$483	$427	$1,369	$1,351
Assumed
Affiliate	2	2	8	8
Non-affiliate	6	6	17	17
Ceded—non-affiliate	(155)	(119)	(405)	(376)

Contract benefits, net of reinsurance	$336	$316	$989	$1,000

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

As a result of the modified coinsurance reinsurance, the separate account assets remain on the Company’s Condensed Consolidated Statements of Financial Position, but the related results of operations are fully reinsured to Prudential beginning on June 1, 2006 and presented net of reinsurance on the Condensed Consolidated Statements of Operations. In contrast, $1.36 billion of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions. The general account liabilities of $1.63 billion, however, remain on the Condensed Consolidated Statements of Financial Position with a corresponding reinsurance recoverable and the results of operations are presented net of reinsurance. For purposes of presentation in the Condensed Consolidated Statements of Cash Flows, the Company treated the reinsurance of substantially all the variable annuity business of ALIC and ALNY to Prudential as a disposition of operations, consistent with the substance of the transaction which was the disposition of a block of business accomplished through reinsurance. Accordingly, the net consideration transferred to Prudential, $731 million (computed as $1.36 billion of general account insurance liabilities transferred to Prudential on the closing date less consideration of $628 million), the cost of hedging the ceding commission received from Prudential, $69 million, pre-tax, and the costs of executing the transaction, $12 million, pre-tax, were classified as a disposition of operations in the cash flows from investing activities section of the Condensed Consolidated Statements of Cash Flows. The Reinsurance Agreements do not extinguish the Company’s primary liability under the variable annuity contracts.

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

Pursuant to the Agreement, the final market-adjusted consideration was $628 million. The disposal resulted in a gain of $88 million pretax for ALIC, which was deferred as a result of the disposition being executed through reinsurance. The deferred gain decreased to $78 million as of September 30, 2006, due to closing adjustments and amortization. The deferred gain is included as a component of other liabilities and accrued expenses on the Condensed Consolidated Statements of Financial Position, and is amortized to gain (loss) on disposition of operations on the Condensed Consolidated Statements of Operations over the life of the reinsured business which is estimated to be approximately 18 years. For ALNY, the transaction resulted in a loss of $6 million pretax, which was recognized in the second quarter. ALNY’s reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC’s deferred reinsurance gain, were included as a component of gain (loss) on disposition of operations on the Condensed Consolidated Statements of Operations and amounted to $59 million, after-tax, in the nine months ended September 30, 2006. During the third quarter of 2006, gain (loss) on disposition of operations on the Condensed Consolidated Statements of Operations included $1 million, after-tax, of amortization of ALIC’s deferred gain. DAC and DSI were reduced by $726 million and $70 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

In the five-months of 2006 prior to the disposition of substantially all of the variable annuity business, ALIC’s and ALNY’s variable annuity business generated approximately $127 million in contract charges. In the three-month and nine-month periods ended September 30, 2006, premiums and contract charges of $72 million and $94 million, contract benefits of $15 million and $20 million, interest credited to contractholder funds of $17 million and $22 million, and operating costs and expenses of $29 million and $39 million, respectively, were ceded to Prudential pursuant to the Reinsurance Agreements.

The separate account balances related to the modified coinsurance reinsurance were $14.55 billion as of September 30, 2006. Separate account balances totaling approximately $1.05 billion at September 30, 2006 related to the variable life business, and three affiliated companies that the Company plans to sell continue to be retained by ALIC. In 2005, ALIC’s and ALNY’s variable annuity business generated approximately $278 million in contract charges. The separate account balances were $14.23 billion and general account balances were $1.81 billion as of December 31, 2005.

5. Guarantees and Contingent Liabilities

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $223 million at September 30, 2006. The obligations associated with these fixed income securities expire at various times during the next seven years.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2006.

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

•             For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies”, when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit). In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.” The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.” The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit). In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy. AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005. In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

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

The Company is defending a certified nationwide class action related to certain of universal life policies written prior to 1992. The breach of contract claim involves premium increases that the Company charged related to those policies. Other life insurance companies have faced similar suits. The Company is vigorously defending this lawsuit, and the outcome of this dispute is currently uncertain.

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

6. Other Comprehensive Income

The components of other comprehensive income (loss) on a pretax and after-tax basis are as follows:

	Three months ended September 30,
	2006			2005
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding gains (losses) arising during the period, net of related offsets	$664	$(233)	$431	$(521)	$182	$(339)
Less: reclassification adjustment of realized capital gains and losses	162	(57)	105	(64)	22	(42)
Other comprehensive income (loss)	$502	$(176)	326	$(457)	$160	(297)

Net income			122			159
Comprehensive income (loss)			$448			$(138)

	Nine months ended September 30,
	2006			2005
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding losses arising during the period, net of related offsets	$(465)	$162	$(303)	$(596)	$209	$(387)
Less: reclassification adjustment of realized capital gains and losses	(132)	46	(86)	(45)	16	(29)
Other comprehensive loss	$(333)	$116	(217)	$(551)	$193	(358)

Net income			274			314
Comprehensive income (loss)			$57			$(44)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company:

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”, an affiliate of The Allstate Corporation) as of September 30, 2006, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 6, 2006

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

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

HIGHLIGHTS

•               Net income declined 23.3% to $122 million in the third quarter of 2006 and 12.7% to $274 million in the first nine months of 2006 compared to the same periods in 2005.

•               Gross margin declined 5.2% in the third quarter and increased 9.1% in the first nine months of 2006 compared to the same periods of 2005. Gross margin, a measure that is not based on generally accepted accounting principles (“non-GAAP”), is defined on page 18.

•               Contractholder fund deposits totaled $2.17 billion and $7.74 billion for the third quarter and first nine months of 2006, respectively, compared to $1.64 billion and $8.18 billion for the third quarter and first nine months of 2005, respectively.

•               Investments as of September 30, 2006 increased 2.2% from September 30, 2005 and net investment income increased 9.9% and 10.2% in the third quarter and first nine months of 2006, respectively, compared to the same periods in the prior year.

•               Dividends of $300 million and $125 million in the third quarter and second quarter of 2006, respectively, were paid by Allstate Life Insurance Company (“ALIC”) to its parent, Allstate Insurance Company (“AIC”). Subject to regulatory approval, ALIC expects to pay additional dividends of approximately $150 million during the fourth quarter of 2006.

•               On June 1, 2006, we completed the disposal of substantially all of our variable annuity business through reinsurance. When comparing the third quarter and first nine months of 2006 to the same period in the prior year, the following impacts to the Condensed Consolidated Statements of Operations and gross margin resulted from the disposal of the variable annuity business:

(in millions)	Three months ended September 30, 2006 Compared to the Same Period in the Prior Year	Nine months ended September 30, 2006 Compared to the Same Period in the Prior Year
Favorable/(unfavorable)
Premiums and contract charges	$(73)	$(67)
Net investment income	(12)	(21)
Periodic settlements and accruals on non-hedge derivative instruments (1)	(1)	(2)
Contract benefits	12	31
Interest credited to contractholder funds	17	19
Amortization of DAC (2)	34	(46)
Operating costs and expenses	20	30
Loss on disposition of operations	2	(86)
Income from operations before income tax expense	$(1)	$(142)

Investment margin	$1	$(2)
Benefit margin	1	29
Contract charges and fees	(62)	(64)
Gross margin (3)	$(60)	$(37)

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             Amortization deceleration of $55 million was recognized in the first nine months of 2005 for variable annuities.

(3)             Gross margin and its components are measures that are not based on GAAP. Gross margin, investment margin and benefit margin are defined on pages 18, 20 and 21, respectively.

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

The following table summarizes premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Premiums
Traditional life	$60	$60	$186	$181
Immediate annuities with life contingencies	59	37	177	160
Other	10	7	29	18
Total premiums	129	104	392	359

Contract charges
Interest-sensitive life	200	184	589	542
Fixed annuities	17	16	53	49
Variable annuities	1	75	138	206
Total contract charges	218	275	780	797
Total premiums and contract charges	$347	$379	$1,172	$1,156

The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Premiums
Allstate agencies	$65	$51	$194	$184
Independent agents	14	31	46	58
Specialized brokers	49	22	150	115
Other	1	—	2	2
Total premiums	129	104	392	359

Contract charges
Allstate agencies	138	129	413	388
Financial institutions	13	73	155	202
Independent agents	62	66	197	185
Specialized brokers	4	6	13	20
Other	1	1	2	2
Total contract charges	218	275	780	797
Total premiums and contract charges	$347	$379	$1,172	$1,156

Total premiums increased 24.0% to $129 million in the third quarter of 2006 and 9.2% to $392 million in the first nine months of 2006 compared to the same periods of 2005. The increase in the third quarter and first nine months of 2006 was attributable primarily to increased premiums on immediate annuities sold with life contingencies.

Contract charges declined 20.7% to $218 million in the third quarter of 2006 and 2.1% to $780 million in the first nine months of 2006 compared to the same periods of 2005. Excluding contract charges on variable annuities, substantially all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 8.5% and 8.6% in the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005. These increases were mostly due to higher contract charges on interest-sensitive life products resulting from growth of business in force. Contract charges on fixed annuities were slightly higher in the third quarter and first nine months of 2006 due to increased surrender charges.

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

The following table shows the changes in contractholder funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005(1)	2006	2005(1)

Contractholder funds, beginning balance	$60,208	$57,328	$58,190	$53,939
Deposits
Fixed annuities	1,838	1,190	5,054	4,463
Institutional products (funding agreements)	—	—	1,600	2,423
Interest-sensitive life	333	342	989	980
Variable annuity and life deposits allocated to fixed accounts	—	107	98	313
Total deposits	2,171	1,639	7,741	8,179

Interest credited	669	599	1,937	1,726

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(776)	(909)	(2,039)	(2,202)
Benefits	(376)	(331)	(1,132)	(998)
Surrenders and partial withdrawals	(1,131)	(929)	(3,385)	(2,595)
Contract charges	(173)	(163)	(514)	(482)
Net transfers to separate accounts	(1)	(94)	(146)	(249)
Fair value hedge adjustments for institutional products	16	(64)	(4)	(237)
Other adjustments	15	22	(26)	17
Total maturities, benefits, withdrawals and other adjustments	(2,426)	(2,468)	(7,246)	(6,746)

Contractholder funds, ending balance	$60,622	$57,098	$60,622	$57,098

(1)             To conform to the current period presentation, certain prior period balances have been reclassified.

Contractholder funds increased 0.7% and 4.2% in the third quarter and first nine months of 2006, respectively. In comparison, contractholder funds declined slightly in the third quarter of 2005 and increased 5.9% in the first nine months of 2005. Average contractholder funds increased 5.6% and 7.0% in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005.

Contractholder deposits increased 32.5% in the third quarter and decreased 5.4% in the first nine months of 2006, compared to the same periods of 2005. The increase in the third quarter was the result of higher deposits on fixed annuities, mostly driven by increased deposits on traditional deferred annuities. The magnitude of this increase reflects relatively low deposits in the third quarter of 2005. Additionally, deposits on our innovative

Allstate® Treasury-Linked Annuity contracts were $283 million in the third quarter of 2006, an increase of $226 million over the prior period. The crediting rate on this patented product is indexed to the 5-year treasury rate, which increases the crediting rate to the customer in a rising interest rate environment. The increase in fixed annuity deposits in the third quarter was partially offset by the absence of variable annuity deposits allocated to the fixed accounts in the third quarter of 2006 due to the disposal of substantially all of our variable annuity business on June 1, 2006. The decline in contractholder fund deposits in the first nine months of 2006 was attributable to decreased deposits on funding agreements and, to a lesser extent, lower variable annuity and life deposits allocated to fixed accounts, partially offset by higher fixed annuity deposits. Higher fixed annuity deposits in the first nine months of 2006 were mostly the result of a $584 million increase in deposits on Allstate® Treasury-Linked Annuity contracts. We prioritize the allocation of fixed income investments to support sales of retail products having the best opportunity for sustainable growth and return while maintaining a retail market presence. Partially as a result of this strategy, there were no sales of institutional products in the third quarter. The opportunistic manner in which we manage this business results in fluctuations in funding agreement deposits between periods.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life products increased 21.7% and 30.4% in the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005. The annualized withdrawal rate on these products was 10.9% for the third quarter of 2006 and 11.0% for the first nine months of 2006 based on the beginning of period contractholder funds balance. This compares to an annualized withdrawal rate of 9.1% for the third quarter of 2005 and 8.9% for the first nine months of 2005. The relatively low interest rate environment of the prior three years contributed to favorable withdrawal rates through 2005, and also resulted in an increased level of policies with little or no surrender charge protection. The increases in the withdrawal rate in the third quarter and first nine months of 2006 are consistent with management’s expectation that in an increasing interest rate environment contractholders whose contracts have relatively low or no surrender charges may choose to move their funds to competing investment alternatives. The aging of our in-force business may cause this trend to continue. In addition, we have implemented crediting rate strategies for renewal business to improve investment spreads on selected contracts that may also have contributed to the increased withdrawal rate.

Net investment income increased 9.9% in the third quarter and 10.2% in the first nine months of 2006 compared to the same periods of 2005 due to increased investment yields and higher average portfolio balances. The higher portfolio yields were primarily due to increased yields on floating rate instruments resulting from higher market interest rates. Higher average portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, funding agreements and interest-sensitive life policies.

Net income analysis is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Premiums	$129	$104	$392	$359
Contract charges	218	275	780	797
Net investment income	1,035	942	3,026	2,745
Periodic settlements and accruals on non-hedge derivative instruments(1)	14	14	44	49
Contract benefits	(336)	(316)	(989)	(1,000)
Interest credited to contractholder funds(2)	(642)	(578)	(1,857)	(1,671)
Gross margin	418	441	1,396	1,279

Amortization of DAC and DSI(3)	(140)	(125)	(482)	(352)
Operating costs and expenses	(82)	(99)	(283)	(325)
Restructuring and related charges	(5)	—	(23)	—
Income tax expense	(58)	(63)	(200)	(179)
Realized capital gains and losses, after-tax	(20)	17	(89)	33
DAC and DSI amortization relating to realized capital gains and losses, after-tax(3)	16	(2)	40	(106)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(9)	(10)	(28)	(32)
Gain (loss) on disposition of operations, after-tax	2	—	(57)	(4)
Net income	$122	$159	$274	$314

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of deferred policy acquisition costs (“DAC”) due to the similarity in the substance of the two items. Amortization of DSI totaled $9 million and $11 million in the three months ended September 30, 2006 and 2005, respectively, and $32 million and $65 million in the first nine months of 2006 and 2005, respectively.

(3)             Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business. Amortization of DAC and DSI relating to realized capital gains and losses was $25 million and $(3) million in the third quarter of 2006 and 2005, respectively, and were $63 million and $(163) million in the first nine months of 2006 and 2005, respectively.

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

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended September 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Premiums	$—	$—	$129	$104	$—	$—	$129	$104
Contract charges	—	—	142	156	76	119	218	275
Net investment income	1,035	942	—	—	—	—	1,035	942
Periodic settlements and accruals on non-hedge derivative instruments(1)	14	14	—	—	—	—	14	14
Contract benefits	(138)	(134)	(198)	(182)	—	—	(336)	(316)
Interest credited to contractholder funds(2)	(642)	(578)	—	—	—	—	(642)	(578)
	$269	$244	$73	$78	$76	$119	$418	$441

	Nine Months Ended September 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Premiums	$—	$—	$392	$359	$—	$—	$392	$359
Contract charges	—	—	452	459	328	338	780	797
Net investment income	3,026	2,745	—	—	—	—	3,026	2,745
Periodic settlements and accruals on non-hedge derivative instruments(1)	44	49	—	—	—	—	44	49
Contract benefits	(405)	(397)	(584)	(603)	—	—	(989)	(1,000)
Interest credited to contractholder funds(2)	(1,857)	(1,671)	—	—	—	—	(1,857)	(1,671)
	$808	$726	$260	$215	$328	$338	$1,396	$1,279

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI totaled $9 million and $11 million in the three months ended September 30, 2006 and 2005, respectively, and $32 million and $65 million in the first nine months of 2006 and 2005, respectively.

Gross margin declined 5.2% in the third quarter of 2006 and increased 9.1% in the first nine months of 2006 compared to the same periods of 2005. In the third quarter of 2006, higher investment margin was more than offset by lower contract charges and fees resulting from the absence of variable annuity contract charges in the current period due to the disposal of substantially all of our variable annuity business. In the first nine months of 2006, increased investment and benefit margin more than offset the declines from the disposition of the variable annuity business.

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

Investment margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Annuities	$188	$171	$579	$504
Life insurance	50	41	134	133
Institutional products	31	32	95	89
Total investment margin	$269	$244	$808	$726

Investment margin increased 10.2% in the third quarter and 11.3% in the first nine months of 2006 compared to the same periods of 2005. The increase in both periods was primarily due to improved yields on assets supporting deferred fixed annuities, crediting rate actions relating to renewal business and growth in contractholder funds.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	6.2%	6.2%	4.7%	4.6%	1.5%	1.6%
Deferred fixed annuities	5.7	5.4	3.8	3.8	1.9	1.6
Immediate fixed annuities with and without life contingencies	7.2	7.3	6.7	6.7	0.5	0.6
Institutional	6.3	5.0	5.4	3.9	0.9	1.1
Investments supporting capital, traditional life and other products	6.7	6.5	N/A	N/A	N/A	N/A

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	6.2%	6.3%	4.7%	4.7%	1.5%	1.6%
Deferred fixed annuities	5.7	5.5	3.7	3.8	2.0	1.7
Immediate fixed annuities with and without life contingencies	7.2	7.4	6.6	6.7	0.6	0.7
Institutional	6.0	4.4	5.0	3.4	1.0	1.0
Investments supporting capital, traditional life and other products	6.7	6.8	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	As of September 30,
(in millions)	2006	2005
Immediate fixed annuities with life contingencies	$8,045	$7,847
Other life contingent contracts and other	4,057	3,951
Reserve for life-contingent contract benefits	$12,102	$11,798

Interest-sensitive life	$8,286	$8,014
Deferred fixed annuities	35,762	33,383
Immediate fixed annuities without life contingencies	3,723	3,429
Institutional	12,459	11,827
Market value adjustments related to derivative instruments and other	392	445
Contractholder funds	$60,622	$57,098

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

Benefit margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Life insurance	$86	$94	$291	$270
Annuities	(13)	(16)	(31)	(55)
Total benefit margin	$73	$78	$260	$215

Benefit margin decreased 6.4% in the third quarter of 2006 compared to the third quarter of 2005 and increased 20.9% in the first nine months of 2006 compared to the same period in 2005. Benefit margin for the third quarter and first nine months of 2005 included $15 million and $43 million, respectively, of amounts that were classified as contract charges and fees beginning in 2006. Excluding this item, benefit margin increased 15.9% and 51.2% in the third quarter and first nine months of 2006, respectively. The improvement in the third quarter of 2006 was the result of growth in life insurance in force and modest improvements in mortality experience. The increase in the first nine months of 2006 was due primarily to improved life insurance mortality experience, growth in business in force and lower variable annuity benefits.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 12.0% in the third quarter of 2006 and 36.9% in the first nine months of 2006 compared to the same periods of 2005. The increase in both periods was primarily due to improved gross profits on investment contracts resulting from increased investment and benefit margin, and lower expenses. Partially offsetting this impact, in both periods, was the absence of amortization on the variable annuity contracts that were reinsured effective June 1, 2006. DAC and DSI amortization related to realized capital gains and losses, after-tax, changed by a favorable $18 million and $146 million in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005. The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

DAC and DSI were reduced by $726 million and $70 million, respectively, in the first nine months of 2006 as a result of the disposition of substantially all of our variable annuity business.

Operating costs and expenses declined 17.2% and 12.9% in the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005. The following table summarizes operating costs and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Non-deferrable acquisition costs	$23	$39	$95	$115
Other operating costs and expenses	59	60	188	210
Total operating costs and expenses	$82	$99	$283	$325

Restructuring and related charges	$5	$—	$23	$—

Non-deferrable acquisition costs declined 41.0% in the third quarter of 2006 and 17.4% in the first nine months of 2006 compared to the same periods of 2005 due primarily to a reduction in non-deferrable commissions due to the disposal of substantially all of our variable annuity business. Other operating costs and expenses declined 1.7% in the third quarter of 2006 and 10.5% in the first nine months of 2006 compared to the same periods of 2005. The decline in other operating costs and expenses in both periods was primarily the result of lower variable annuity related expenses and lower general administrative expenses, partially offset by higher pension expenses. The third quarter and first nine months of 2006 reflect reduced tax benefits for adjustments to prior years’ tax liabilities compared to the same periods in the prior year.

Restructuring and related charges for the first nine months of 2006 reflect costs related to the Voluntary Termination Offer (“VTO”).

INVESTMENTS

An important component of our financial results is the return on our investment portfolio. The composition of the investment portfolio at September 30, 2006 is presented in the table below.

(in millions)	Investments	Percent to total

Fixed income securities (1)	$63,060	84.1%
Mortgage loans	8,396	11.2
Equity securities	471	0.6
Short-term	1,511	2.0
Policy loans	745	1.0
Other	830	1.1
Total	$75,013	100.0%

(1)             Fixed income securities are carried at fair value. Amortized cost basis for these securities was $61.33 billion.

Total investments increased to $75.01 billion at September 30, 2006 from $72.76 billion at December 31, 2005, primarily due to positive cash flows from operating and financing activities including increased funds associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities and payments totaling approximately $812 million related to the disposition of substantially all of our variable annuity business.

Total investments at amortized cost related to collateral received in connection with securities lending activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions, increased to $3.52 billion at September 30, 2006, from $2.23 billion at December 31, 2005.

At September 30, 2006, 95.1% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income and equity securities at September 30, 2006 were $1.74 billion, a decrease of $527 million or 23.3% since December 31, 2005. The net unrealized gain for the fixed income portfolio totaled $1.73 billion, comprised of $2.25 billion of unrealized gains and $523 million of unrealized losses at September 30, 2006. This is compared to a net unrealized gain for the fixed income portfolio totaling $2.26 billion at December 31, 2005, comprised of $2.72 billion of unrealized gains and $461 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2006, $494 million or 94.5% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment. Of the remaining $29 million of losses in the fixed income portfolio, $24 million or 82.8% were in the corporate fixed income portfolio. The $24 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the consumer goods, communications and capital goods sectors. The gross unrealized losses in these sectors were primarily company specific and interest rate related. Approximately $12 million of the total gross unrealized losses in the corporate fixed income portfolio were associated with the automobile industry, which includes direct debt issuances of automobile manufacturers, captive automotive financing companies and automobile parts and equipment suppliers, which are classified in the consumer goods and financial services sectors. Fixed income security values in the automobile industry were depressed primarily due to company specific conditions. Additionally, approximately $5 million of the total gross unrealized losses were associated with the airline industry for which values were depressed due to economic issues and industry conditions.

The net unrealized gain for the common and non-redeemable preferred stock portfolio totaled $10 million at September 30, 2006 and $5 million at December 31, 2005.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at September 30, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

	September 30, 2006			December 31, 2005
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$7	$10	—%	$70	$80	0.1%
Restructured	4	4	—	4	4	—
Potential problem	112	121	0.2	122	135	0.2
Total net carrying value	$123	$135	0.2%	$196	$219	0.3%
Cumulative write-downs recognized (1)	$183			$188

(1)             Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of September 30, 2006 compared to December 31, 2005. The decrease was primarily due to dispositions and the removal of securities upon improving conditions.

We also evaluated each of these securities through our portfolio monitoring process at September 30, 2006 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the securities until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005

Investment write-downs	$(8)	$(9)	$(17)	$(22)
Dispositions	33	22	(117)	120
Valuation of derivative instruments	(47)	(32)	(33)	(101)
Settlement of derivative instruments	(8)	45	30	54
Realized capital gains and losses, pretax	(30)	26	(137)	51
Income tax benefit (expense)	10	(9)	48	(18)
Realized capital gains and losses, after-tax	$(20)	$17	$(89)	$33

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

In the third quarter of 2006, we recognized $1 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value. The change in our intent is primarily related to comprehensive reviews of our portfolio. We identified $105 million of securities that may be sold to achieve these objectives.

Valuation and settlement of derivative instruments primarily include gains and losses related to interest rate swaps, caps and floors used to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, financial futures used to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers, and the change in fair value of embedded equity options in fixed income securities. For the three months ended September 30, 2006, the loss from valuation of derivative instruments primarily consisted of $56 million in losses originating from changes in the fair value of interest rate caps, which are used to economically hedge certain liabilities. The fair value of the caps decreased due to declines in the related indices.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and debt, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

(in millions)	September 30, 2006	December 31, 2005
Redeemable preferred stock	$5	$5
Common stock, retained earnings and other shareholder’s equity items	5,264	5,415
Accumulated other comprehensive income	371	588
Total shareholder’s equity	5,640	6,008
Debt	263	181
Total capital resources	$5,903	$6,189

Shareholder’s equity declined in the first nine months of 2006, primarily due to lower unrealized net capital gains on fixed income securities and dividends, partially offset by net income.

Debt increased in the first nine months of 2006, due to increases in long-term debt partially offset by the redemption of mandatorily redeemable preferred stock. In the first nine months of 2006, under an existing agreement with Kennett Capital, Inc. (“Kennett”), an unconsolidated affiliate of ALIC, ALIC sold Kennett a $100 million redeemable surplus note issued by ALIC Reinsurance Company, a wholly owned subsidiary of ALIC. The surplus note is due June 1, 2036 with an initial rate of 6.18% that will reset once every ten years to the then current ten year Constant Maturity Treasury yield (“CMT”), plus 1.14%. As payment, Kennett issued a full recourse note due June 1, 2036 to ALIC for the same amount with an initial interest rate of 5.98% that will reset once every ten years to the then current ten year CMT, plus 0.94%. The note due from Kennett is classified as other investments and the related surplus note is classified as long-term debt in the Condensed Consolidated Statements of Financial Position.

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

Liquidity Sources and Uses As reflected in our Condensed Consolidated Statements of Cash Flows, higher operating cash flows in the first nine months of 2006, compared to the first nine months of 2005, primarily related to higher investment income.

Cash flows used in investing activities decreased in the first nine months of 2006 primarily due to decreased net cash provided by financing activities, partially offset by the investment of higher operating cash flows. Cash flows used in investing activities also include the settlement of the disposal of substantially all of our variable annuity business.

Cash flows provided by financing activities declined in the first nine months of 2006 as a result of lower contractholder fund deposits and higher surrenders and partial withdrawals. For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

Dividends of $300 million and $125 million in the third quarter and second quarter of 2006, respectively, were paid to AIC, primarily as a result of the disposal of substantially all of our variable annuity business, which was completed in the second quarter of 2006. Subject to regulatory approval, we expect to pay additional dividends of approximately $150 million during the fourth quarter of 2006.

We have access to additional borrowing to support liquidity through the Corporation as follows:

•               A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of September 30, 2006, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

•               A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements. This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt. There were no borrowings under this line of credit during the first nine months of 2006. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Allstate Life Insurance Company
(Registrant)

November 7, 2006	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 6, 2006, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1