Form 10-K
period 2006-12-31
ALLSTATE LIFE INSURANCE CO
filed 2007-03-13
CIK 352736

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT.
                                 YES |X| NO |_|

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES ACT.
                                 YES |_| NO |X|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                 YES |X| NO |_|

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |X|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12b-2 OF THE EXCHANGE ACT.

       LARGE ACCELERATED FILER  ACCELERATED FILER  NON-ACCELERATED FILER
                |_|                    |_|                 |X|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
                                 YES |_| NO |X|

NONE OF THE COMMON EQUITY OF THE REGISTRANT IS HELD BY NON-AFFILIATES. THEREFORE, THE AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT IS ZERO.

AS OF MARCH 13, 2007, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE INSURANCE COMPANY.

                         ALLSTATE LIFE INSURANCE COMPANY
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2006

                                                                                                     PAGE
                                                                                                     ----
PART I

Item 1.    Business                                                                                     1
Item 1A.   Risk Factors                                                                                 5
Item 1B.   Unresolved Staff Comments                                                                    9
Item 2.    Properties                                                                                   9
Item 3.    Legal Proceedings                                                                            9
Item 4.    Submission of Matters to a Vote of Security Holders  *                                     N/A

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
           of Equity Securities                                                                        10
Item 6.    Selected Financial Data                                                                     11
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation        12
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                  45
Item 8.    Financial Statements and Supplementary Data                                                 46
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        89
Item 9A.   Controls and Procedures                                                                     89
Item 9B.   Other Information                                                                           89

PART III

Item 10.   Directors, Executive Officers and Corporate Governance *                                   N/A
Item 11.   Executive Compensation *                                                                   N/A
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
           Matters *                                                                                  N/A
Item 13.   Certain Relationships and Related Transactions, and Director Independence *                N/A
Item 14.   Principal Accounting Fees and Services                                                      90

PART IV

Item 15.   Exhibits, Financial Statement Schedules                                                     91

           Signatures                                                                                  95
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

     Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding stock of Allstate Insurance Company is owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware. In this document, we refer to Allstate Insurance Company as "AIC" and to The Allstate Corporation and its consolidated subsidiaries as "Allstate", the "Parent Group" or the "Corporation". The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate(R)" slogan, Allstate provides insurance products to more than 17 million households through a distribution network that utilizes a total of approximately 14,800 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2005 statutory premiums earned. In addition, according to A.M. Best, it is the nation's 13th largest issuer of life insurance business on the basis of 2005 ordinary life insurance in force and 16th largest on the basis of 2005 statutory admitted assets.

     The Parent Group has four business segments, one of which is Allstate Financial. Allstate Financial, which is not a separate legal entity, is comprised of the Allstate Life Group together with the Allstate Bank and other Parent Group subsidiaries that are not part of the Allstate Life Group. This document describes the Allstate Life Group. It does not describe the entire group of companies that form the Allstate Financial segment of the Parent Group.

     In this annual report on Form 10-K, we occasionally refer to statutory financial information that has been prepared in accordance with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedure Manual ("Manual"). All domestic U.S. insurance companies are required to prepare statutory-basis financial statements in accordance with the Manual. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to publish financial statements on the basis of accounting principles generally accepted in the U.S. ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

PRODUCTS AND DISTRIBUTION

     The Allstate Life Group provides life insurance, retirement and investment products to individual and institutional customers. Our principal individual products are deferred and immediate fixed annuities, and interest-sensitive, traditional and variable life insurance. We also distribute variable annuities through our bank distribution partners; however, this product is fully reinsured. Our principal institutional product is funding agreements backing medium-term notes issued to institutional and individual investors. The table on page 2 lists our major distribution channels, with the associated products and targeted customers.

     As the table indicates, we sell products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies, independent agents, banks, broker-dealers, and specialized structured settlement brokers. We have distribution relationships with over 60 percent of the 75 largest banks, most of the national broker-dealers, a number of regional brokerage firms and many independent broker-dealers. We sell products through independent agents affiliated with approximately 150 master brokerage agencies. We sell funding agreements to unaffiliated trusts used to back medium-term notes issued to institutional and individual investors.

              DISTRIBUTION CHANNELS, PRODUCTS AND TARGET CUSTOMERS

DISTRIBUTION CHANNEL          PRIMARY PRODUCTS                                               TARGET CUSTOMERS
----------------------------------------------------------------------------------------------------------------------
ALLSTATE EXCLUSIVE AGENCIES   Term life insurance                                            Moderate and
 (Allstate Exclusive Agents   Interest-sensitive life insurance                              middle-income consumers
            and               Variable life insurance                                        with retirement and
     Allstate Exclusive       Deferred fixed annuities (including indexed and market value   family financial
   Financial Specialists)     adjusted "MVA")                                                protection needs
                              Immediate fixed annuities

     INDEPENDENT AGENTS       Term life insurance                                            Affluent and
 (Through master brokerage    Interest-sensitive life insurance                              middle-income consumers
         agencies)            Variable life insurance                                        with retirement and
                              Deferred fixed annuities (including indexed and MVA)           family financial
                              Immediate fixed annuities                                      protection needs

           BANKS              Deferred fixed annuities (including indexed and MVA)           Middle-income consumers
                              Single premium fixed life insurance                            with retirement needs
                              Variable annuities (fully reinsured)

       BROKER-DEALERS         Deferred fixed annuities (including indexed and MVA)           Affluent and
                              Single premium variable life insurance                         middle-income consumers
                                                                                             with retirement needs

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

     The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2006, there were approximately 690 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2005, the Allstate Life Group is the nation's 13th largest issuer of life insurance and related business on the basis of 2005 ordinary life insurance in force and 16th largest on the basis of 2005 statutory admitted assets. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

     The Allstate Corporation's website for financial professionals, accessallstate.com, won DALBAR's Communications Seal beginning in 2004. The site attained DALBAR's highest designation of "Excellent" since the second quarter of 2005 and is ranked second based on its overall quarterly rankings for Life Insurance/Annuity websites for Financial Professionals. DALBAR, Inc., an independent financial services research organization, recognized accessallstate.com for providing a means by which financial professionals can easily and conveniently develop and manage their business online.

GEOGRAPHIC MARKETS

     We sell life insurance, retirement and investment products throughout the United States. The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. We sell funding agreements in the United States and in the Cayman Islands.

     The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Life Group for the year ended December 31, 2006, based on information contained in statements filed with state insurance departments. Approximately 98.0% of the statutory premiums and annuity considerations generated in Delaware represent deposits received in connection with funding agreements sold to trusts domiciled in Delaware. No other jurisdiction accounted for more than five percent of the statutory premiums and annuity considerations.

Delaware     17.0%
California    9.0%
New York      7.0%
Florida       6.0%
Texas         6.0%

REGULATION

     The Allstate Life Group is subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection or benefit of those who purchase or use insurance products. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent and adjuster licensing, price setting, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. Some of these matters are discussed in more detail below. For a discussion of statutory financial information, see Note 14 of the Consolidated Financial Statements. For a discussion of regulatory contingencies, see Note 11 of the Consolidated Financial Statements. Notes 11 and 14 are incorporated in this Part I, Item 1 by reference.

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

     INVESTMENT REGULATION. Our insurance subsidiaries are subject to regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Failure to comply with these rules leads to the treatment of non-conforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, these rules require divestiture of non-conforming investments. As of December 31, 2006, the investment portfolios of our insurance subsidiaries complied with such laws and regulations in all material respects.

     VARIABLE LIFE INSURANCE, VARIABLE ANNUITIES AND REGISTERED FIXED ANNUITIES. The sale and administration of variable life insurance, variable annuities and registered fixed annuities with market value adjustment features are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission and the National Association of Securities Dealers.

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

     "Allstate" is one of the most recognized brand names in the U.S. According to independent market research conducted in 2004, "You're in Good Hands with Allstate" was recognized by 87% of consumers, making it the most recognized company tagline in the U.S.

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

     In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other financial services. These risks constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and historical trends. These cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this document, in our filings with the Securities and Exchange Commission ("SEC") or in materials incorporated therein by reference. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

     Our profitability depends on the adequacy of investment margins, the management of market and credit risks associated with investments, the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability.

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

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS

     Our ability to manage our investment margin for spread-based products, such as fixed annuities and institutional products, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured, prepaid or been sold may be reinvested at lower yields, reducing investment margin. Lowering interest crediting rates in such an environment can offset decreases in investment yield on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when fixed income investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads. Unanticipated surrenders could result in deferred policy acquisition costs ("DAC") unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE LIFE, FIXED ANNUITIES AND OTHER INVESTMENT PRODUCTS MAY HAVE AN ADVERSE EFFECT ON RESULTS THROUGH INCREASED AMORTIZATION OF DAC

     DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to actual historical gross profits ("AGP") and estimated future gross profits ("EGP") over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our net income and financial condition.

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

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE

     The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

WE ARE SUBJECT TO MARKET RISK AND DECLINES IN CREDIT QUALITY

     We are subject to market risk, the risk that we will incur losses due to adverse changes in equity, interest, foreign currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and, to a lesser degree, equity prices and changes in foreign currency exchange rates. In addition, we are subject to potential declines in credit quality, either related to issues specific to certain industries or to a weakening in the economy in general. For additional information on market risk, see the "Market Risk" section of Management's Discussion and Analysis.

     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also lead us to purchase longer-term assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Increases in interest rates also may lead to an increase in policy loans, surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to derivative strategies.

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

WE MAY SUFFER LOSSES FROM LITIGATION

     As is typical for a large company, we are involved in a substantial amount of litigation, including class action litigation challenging a range of company practices and coverage provided by our insurance products. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows for a particular quarter or annual period. For a description of our current legal proceedings, see Note 11 of the consolidated financial statements.

     In some circumstances, we may be able to collect on third-party insurance that we carry to recover all or part of the amounts that we may be required to pay in judgments, settlements and litigation expenses. However, we may not be able to resolve issues concerning the availability, if any, or the ability to collect such insurance concurrently with the underlying litigation. Consequently, the timing of the resolution of a particular piece of litigation and the determination of our insurance recovery with respect to that litigation may not coincide and, therefore, may be reflected in our financial statements in different fiscal quarters.

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH

     As insurance companies, broker-dealers, investment advisers and/or investment companies, many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

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

     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that terrorist acts occur, we could be adversely affected, depending on the nature of the event.

ANY DECREASE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION

     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The insurance financial strength ratings of both AIC and Allstate Life Insurance Company ("ALIC") are A+, AA and Aa2 from A.M. Best, Standard & Poor's and Moody's, respectively. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS

     Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results and financial condition. For a description of potential changes in accounting standards that could affect us currently, see Note 2 of the consolidated financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2. PROPERTIES

     Our home office is part of the Parent Group's home office complex in Northbrook, Illinois. As of December 31, 2006, the complex consists of several buildings totaling approximately 2.3 million square feet of office space on a 250-acre site. In addition, we operate from various administrative, data processing, claims handling and support facilities.

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

     From January 1, 2005 through March 10, 2007, Allstate Life paid the following amounts to AIC in the aggregate on the dates specified as dividends on its common stock:

PAYMENT DATE         AGGREGATE AMOUNT
April 12, 2005         $ 25,000,000
July 20, 2005            25,000,000
December 15, 2005        49,350,136
December 16, 2005       100,000,000
December 23, 2005        61,000,000
June 27, 2006           125,000,000
September 21, 2006      300,000,000
December 15, 2006       250,000,000

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

ITEM 6. SELECTED FINANCIAL DATA.

                      ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                          5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(IN MILLIONS)                                    2006     2005     2004    2003      2002
                                               -------------------------------------------
CONSOLIDATED OPERATING RESULTS
Premiums                                       $   576  $   474  $   637  $   959  $ 1,023
Contract charges                                 1,009    1,079      961      872      853
Net investment income                            4,057    3,707    3,260    3,082    2,978
Realized capital gains and losses                  (79)      19      (11)     (84)    (422)
Total revenues                                   5,563    5,279    4,847    4,829    4,432
Income before cumulative effect of change
   in accounting principle, after-tax              428      417      356      291      245
Cumulative effect of change in accounting
   principle, after-tax                             --       --     (175)     (13)      --
Net income                                         428      417      181      278      245

CONSOLIDATED FINANCIAL POSITION
Investments                                    $74,160  $72,756  $69,689  $59,989  $52,670
Total assets                                    98,758   95,022   90,401   78,812   68,846
Reserve for life-contingent contract benefits
   and contractholder funds                     72,769   70,071   65,142   55,394   48,591
Long-term debt                                     206      181      104       45       --
Shareholder's equity                             5,498    6,008    6,309    6,429    6,362

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                                                            PAGE
OVERVIEW                                                                     12
2006 HIGHLIGHTS                                                              13
CONSOLIDATED NET INCOME AND INVESTMENTS                                      14
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES                                 14
OPERATIONS                                                                   16
INVESTMENTS                                                                  27
MARKET RISK                                                                  36
CAPITAL RESOURCES AND LIQUIDITY                                              39
REGULATION AND LEGAL PROCEEDINGS                                             44
PENDING ACCOUNTING STANDARDS                                                 44

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

     The most important factors that we monitor to evaluate the financial condition and performance of our Company include:

     - For operations: premiums, deposits, gross margin including investment and benefit margins, amortization of deferred policy acquisition costs, expenses, operating income, invested assets, and profitably growing distribution partner relationships;

     - For investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration; and

     - For financial condition: our financial strength ratings and statutory capital levels and ratios.

2006 HIGHLIGHTS

- Net income increased 2.6% to $428 million in 2006 compared to $417 million in 2005.

- Gross margin increased 6.6% to $1.83 billion in 2006 compared to $1.72 billion in 2005. Gross margin, a measure that is not based on GAAP, is defined on page 20.

- Contractholder fund deposits totaled $9.54 billion for 2006 compared to $11.41 billion in 2005.

- Investments as of December 31, 2006 increased 1.9% from December 31, 2005 and net investment income increased 9.4% in 2006 compared to 2005.

- Deposits on Allstate(R) Treasury-Linked Annuity contracts in 2006 totaled $883 million, a $546 million increase compared to 2005.

-    Dividends of $675 million in 2006 were paid by the Company to AIC.

- Return on average beginning and ending period shareholder's equity increased 0.6 points to 7.4%.

- On June 1, 2006, we completed the disposition of substantially all of our variable annuity business through reinsurance. This event resulted in a net reduction to the Company's income from operations, before income taxes, of $112 million when comparing 2006 to 2005, primarily due to the loss on disposition of operations for the sale of the variable annuity business and DAC amortization deceleration recognized in 2005 for variable annuities. The following table presents the differences between the 2006 and 2005 results of operations attributable to the variable annuity business.

(IN MILLIONS)                               2006    2005   CHANGE
                                            ----   -----   ------
FAVORABLE/(UNFAVORABLE)
Life and annuity premiums and contract
   charges                                  $136   $ 276   $(140)
Net investment income                         17      50     (33)
Periodic settlements and accruals on non-
   hedge derivative instruments (1)            1       4      (3)
Contract benefits                            (13)    (64)     51
Interest credited to contractholder funds
(2)                                          (21)    (57)     36
                                            ----   ------  -----
   Gross margin (4)                          120     209     (89)
Realized capital gains and losses             (9)    (11)      2
Amortization of DAC and DSI (3)              (47)    (53)      6
Operating costs and expenses                 (43)   (101)     58
Loss on disposition of operations            (89)     --     (89)
                                            ----   ------  -----
   Income from operations before income
       tax expense                          $(68)  $  44   $(112)
                                            ====   =====   =====
Investment margin                           $ (3)  $  (3)  $  --
Benefit margin                                13     (24)     37
Contract charges and fees                    110     236    (126)
                                            ----   -----   -----
Gross margin (4)                            $120   $ 209   $ (89)
                                            ====   =====   =====

----------
(1) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Consolidated Statements of Operations and Comprehensive Income.

(2) For purposes of calculating gross margin, amortization of deferred sales inducements ("DSI") is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI for variable annuities totaled $3 million and $6 million in 2006 and 2005, respectively.

(3) Amortization deceleration of $55 million was recognized in 2005 for variable annuities.

(4) Gross margin and its components are measures that are not based on GAAP. Gross margin, investment margin and benefit margin are defined on pages 20, 22 and 23, respectively.

CONSOLIDATED NET INCOME AND INVESTMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31,
(IN MILLIONS)                                               2006      2005      2004
                                                          -------   -------   -------
REVENUES
Premiums                                                  $   576   $   474   $   637
Contract charges                                            1,009     1,079       961
Net investment income                                       4,057     3,707     3,260
Realized capital gains and losses                             (79)       19       (11)
                                                          -------   -------   -------
Total revenues                                              5,563     5,279     4,847

COSTS AND EXPENSES
Contract benefits                                          (1,372)   (1,340)   (1,359)
Interest credited to contractholder funds                  (2,543)   (2,340)   (1,923)
Amortization of deferred policy acquisition costs            (538)     (568)     (534)
Operating costs and expenses                                 (374)     (432)     (457)
Restructuring and related charges                             (24)       (1)       (5)
                                                          -------   -------   -------
Total costs and expenses                                   (4,851)   (4,681)   (4,278)

Loss on disposition of operations                             (88)       (7)      (24)
Income tax expense                                           (196)     (174)     (189)
                                                          -------   -------   -------
Income before cumulative effect of change in
   accounting principle, after-tax                            428       417       356
Cumulative effect of change in accounting principle,
   after-tax                                                   --        --      (175)
                                                          -------   -------   -------
NET INCOME                                                $   428   $   417   $   181
                                                          =======   =======   =======

Investments                                               $74,160   $72,756   $69,689
                                                          =======   =======   =======

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

     We have identified four accounting policies that require us to make estimates that are significant to the consolidated financial statements. It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements. A brief summary of each of these critical accounting policies follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of the MD&A. For a complete summary of our significant accounting policies see Note 2 of the consolidated financial statements.

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

     For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities or cost for equity securities, net of deferred income taxes and certain other items (as disclosed in Note 6), is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when declines in fair values are deemed other-than-temporary. The assessment of other-than-temporary impairment of a security's fair value is performed on a portfolio review as well as a case-by-case basis considering a wide range of factors. For our portfolio review evaluations, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revision to strategic asset allocations and liquidity actions; and any dispositions anticipated by the portfolio managers. In these instances, we recognize impairment on securities being considered for these approved anticipated actions if the security is in an unrealized loss position. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other-than-temporary, including 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value;
2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost for fixed income securities or cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other-than-temporary, including 1) general economic conditions that are worse than previously assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information obtained which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since the majority of our portfolio is carried at fair value and as a result, any related unrealized loss would already be reflected as a component of accumulated other comprehensive income in shareholder's equity.

     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 6 of the consolidated financial statements and the Investments, Market Risk, and Forward-looking Statements and Risk Factors sections of this document.

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

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value, or foreign currency cash flow hedges. When designating a derivative as an accounting hedge, we formally document the hedging relationship, risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the assumptions used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the hedged transaction's variability in cash flows attributable to the hedged risk. We do not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, we confirm that the hedging instrument continues to be highly effective in offsetting the hedged risk. For further discussion of these policies and quantification of the impact of these estimates and assumptions, see Note 7 of the consolidated financial statements and the Investments, Market Risk, and Forward-looking Statements and Risk Factors sections of this document.

DEFERRED POLICY ACQUISITION COST ("DAC") AMORTIZATION We incur significant costs in connection with acquiring business. In accordance with generally accepted accounting principles ("GAAP"), costs that vary with and are primarily related to acquiring business are deferred and recorded as an asset on the Consolidated Statements of Financial Position.

     DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment income and realized capital gains and losses, as well as to all other aspects of DAC are determined based upon conditions as of the date of policy issuance and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization periods for these contracts approximate the estimated lives of the policies.

     DAC related to interest-sensitive life, annuities and other investment contracts is amortized in proportion to the incidence of the total present value of gross profits which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. Actual amortization periods range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally results in the majority of the DAC being amortized over the surrender charge period. AGP and EGP consist of the following components: benefit margins primarily from mortality, investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses. We periodically review and make revisions to EGPs resulting in changes in the cumulative amounts expensed as a component of amortization of DAC in the period in which the revision is made. This is commonly known as "DAC unlocking".

     For quantification of the impact of these estimates and assumptions, see the Forward-looking Statements and Risk Factors sections of this document and
Note 2 of the consolidated financial statements.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS ESTIMATION Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits. These assumptions, which for life contingent annuities and traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of annuity benefit or coverage, year of issue and policy duration. Future investment yield assumptions are determined at the time the policy is issued based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience prevailing at the time the policies are issued. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.

     For further discussion of these policies, see Note 8 of the consolidated financial statements and the Forward-looking Statements and Risk Factors section of this document.

OPERATIONS

OVERVIEW AND STRATEGY We are a major provider of life insurance, retirement and investment products to individual and institutional customers. Our mission is to assist financial services professionals in meeting their clients' financial protection, retirement and investment needs by providing consumer-focused products delivered with reliable and efficient service.

     Our primary objectives are to improve our return on equity and position the Company for profitable growth. In the near-term, this will require us to balance sales goals with new business return targets. Our actions to accomplish these objectives include improving returns on new business by increasing sales of products through Allstate Agencies, increasing sales of life insurance products, and maintaining cost discipline through scale and efficiencies, while improving capital efficiency. The execution of our business strategies has and may continue to involve simplifying our business model, and focusing on those products and distribution relationships where we can secure strong leadership positions while generating acceptable returns and bringing to market a selection of innovative, consumer-focused products.

     We plan to continue offering a suite of products that protects consumers financially and helps them better prepare for retirement. Our retail products include deferred and immediate fixed annuities; interest-sensitive, traditional and variable life insurance; and funding agreements backing retail medium-term notes. Individual retail products are sold through several distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies), and financial service firms such as banks, broker/dealers and specialized structured settlement brokers. Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

PREMIUMS Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk.

CONTRACT CHARGES are revenues generated from interest-sensitive life, variable annuities, fixed annuities and institutional products for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues. Subsequent to the close of our reinsurance transaction with Prudential Financial Inc. ("Prudential") on June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Consolidated Statements of Operations (see
Note 3 to the Consolidated Financial Statements).

The following table summarizes premiums and contract charges by product.

(IN MILLIONS)                                  2006     2005     2004
                                              ------   ------   ------
PREMIUMS
Traditional life                              $  257   $  250   $  302
Immediate annuities with life contingencies      278      197      316
Other                                             41       27       19
                                              ------   ------   ------
TOTAL PREMIUMS                                   576      474      637

CONTRACT CHARGES
Interest-sensitive life                          797      734      663
Fixed annuities                                   73       65       52
Variable annuities                               139      280      246
                                              ------   ------   ------
TOTAL CONTRACT CHARGES                         1,009    1,079      961
                                              ------   ------   ------
TOTAL PREMIUMS AND CONTRACT CHARGES           $1,585   $1,553   $1,598
                                              ======   ======   ======

     Total premiums increased 21.5% in 2006 compared to 2005 due primarily to increased premiums on immediate annuities with life contingencies, due to certain pricing refinements and a more favorable pricing environment in 2006. Also contributing to the increase to lesser extent were higher premiums on traditional life and other products due to increased sales.

     Total premiums decreased 25.6% in 2005 compared to 2004 as lower premiums on immediate annuities with life contingencies and traditional life products. Premiums on immediate annuities with life contingencies declined primarily as a result of pricing actions taken to improve our returns on new business and reflect our current expectations of mortality. Pricing changes led to a shift in our sales mix from immediate annuities with life contingencies to immediate annuities without life contingencies, which are accounted for as deposits rather than as premiums. The decline in traditional life premiums was primarily due to the absence of certain premiums in 2005 resulting from the disposal of our direct response distribution business in 2004.

     Contract charges declined 6.5% in 2006 compared to 2005. Excluding contract charges on variable annuities, substantially all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 8.9% in 2006 compared to 2005. The increase was mostly due to higher contract charges on interest-sensitive life products resulting from growth of business in force. Contract charges on fixed annuities were slightly higher in 2006 due to increased surrender charges.

     Contract charges increased 12.3% in 2005 compared to 2004. The increase was due to higher contract charges on interest-sensitive life, variable annuities and, to a lesser extent, fixed annuities. The increase in the interest-sensitive life contract charges was attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits. Higher variable annuity contract charges were primarily the result of higher account values and fund manager participation fees. Fixed annuity contract charges in 2005 reflect higher surrender charges compared with the prior year.

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

The following table shows the changes in contractholder funds.

 (IN MILLIONS)                                                     2006     2005(1)    2004(1)
                                                                 -------   --------   --------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE                          $58,190    $53,939    $44,914
Impact of adoption of SOP 03-1(2)                                     --         --        421
DEPOSITS
Fixed annuities                                                    6,006      5,924      7,319
Institutional products (funding agreements)                        2,100      3,773      3,987
Interest-sensitive life                                            1,336      1,318      1,275
Variable annuity and life deposits allocated to fixed accounts        99        395        495
                                                                 -------    -------    -------
Total deposits                                                     9,541     11,410     13,076
INTEREST CREDITED                                                  2,600      2,340      1,912
MATURITIES, BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS
Maturities of institutional products                              (2,726)    (3,090)    (2,518)
Benefits                                                          (1,500)    (1,336)    (1,047)
Surrenders and partial withdrawals                                (4,627)    (3,839)    (2,385)
Contract charges                                                    (697)      (649)      (593)
Net transfers to separate accounts                                  (145)      (339)      (412)
Fair value hedge adjustments                                          38       (289)        45
Other adjustments                                                   (109)        43        526
                                                                 -------    -------    -------
Total maturities, benefits, withdrawals and other adjustments     (9,766)    (9,499)    (6,384)
                                                                 -------    -------    -------
CONTRACTHOLDER FUNDS, ENDING BALANCE                             $60,565    $58,190    $53,939
                                                                 =======    =======    =======

----------
(1) To conform to the current period presentation, certain prior year balances have been reclassified.

(2) The increase in contractholder funds due to the adoption of Statement of Position No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1") reflects the reclassification of certain products previously included as a component of separate accounts to contractholder funds, the reclassification of DSI from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income and other guarantees provided under fixed annuity, variable annuity and interest-sensitive life contracts.

     Contractholder funds increased 4.1% and 7.9% in 2006 and 2005, respectively. Average contractholder funds increased 5.9% in 2006 compared to 2005 and 13.9% in 2005 compared to 2004. The reduction in the rate at which contractholder funds grew was due primarily to lower contractholder deposits and increased contractholder surrenders and withdrawals.

     Contractholder deposits decreased 16.4% in 2006 compared to 2005 due to decreased deposits on funding agreements and, to a lesser extent, lower variable annuity and life deposits allocated to fixed accounts due to the disposition of substantially all of our variable annuity business through reinsurance effective June 1, 2006. These items were partially offset by higher fixed annuity deposits. The Company prioritizes the allocation of fixed income investments to support sales of retail products having the best opportunity for sustainable growth and return while maintaining a retail market presence. Consequently, sales of institutional products may vary from period to period. In 2006, deposits on institutional products declined 44.3% compared to 2005. Higher fixed annuity deposits in 2006 were the result of a $546 million increase in deposits on Allstate(R) Treasury-Linked Annuity contracts. This increase was partially offset by modest declines in deposits on traditional deferred annuities and market value adjusted annuities. These declines were in part impacted by our actions to improve new business returns and reduced consumer demand. Consumer demand for fixed annuities is influenced by market interest rates on short-term deposit products and equity market conditions, which can increase the relative attractiveness of competing investment alternatives.

     Contractholder deposits decreased 12.7% in 2005 compared to 2004 due to lower deposits on fixed annuities. Fixed annuity deposits declined 19.1% in 2005 as lower deposits on traditional deferred fixed annuities and market value adjusted annuities were partially offset by increased deposits on immediate annuities without life contingencies. The decline in fixed annuity deposits resulted from reduced consumer demand relative to other short-term deposit products due to increases in short-term interest rates without corresponding increases in longer term rates, and pricing actions to increase fixed annuity product returns. Institutional product deposits decreased 5.4% in 2005 compared to 2004.

     Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life products increased 20.5% in 2006 compared to 2005, while the withdrawal rate, based on the beginning of the period contractholder funds balance, increased to 11.3% for 2006 from 9.9% and 7.4%, for 2005 and 2004, respectively. The increase in the surrender rate in 2006 was influenced by multiple factors, including the relatively low interest rate environment during the last several years, which reduced reinvestment opportunities and increased the number of policies with little or no surrender charge protection. Also influencing the increase was our crediting rate strategies related to renewal business implemented to improve investment spreads on selected contracts. The increase in surrenders and partial withdrawals in 2006 is consistent with management's expectation that in the current interest rate environment and with a larger number of contractholders with relatively low or no surrender charges, more contractholders may choose to move their funds to competing investment alternatives. The aging of our in-force business may cause this trend to continue.

     Surrenders and partial withdrawals increased 61.0% in 2005 compared to 2004 driven mostly by higher surrenders of market value adjusted annuities due to a portion of these contracts entering a 30-45 day window in which there were no surrender charges or market value adjustments. The lack of surrender charges and market value adjustments combined with the interest rate environment, which included a relatively small difference between short-term and long-term interest rates, caused contractholders to choose competing short-term investment alternatives.

NET INVESTMENT INCOME increased 9.4% in 2006 compared to 2005 and 13.7% in 2005 compared to 2004. The 2006 increase was due to increased investment yields and higher average portfolio balances. The higher portfolio yields were primarily due to increased yields on floating rate instruments resulting from higher short-term market interest rates and improved yields on assets supporting deferred fixed annuities. In 2005, the increase compared to 2004 was primarily the result of increased portfolio balances and, to a lesser extent, increased yields on floating rate assets due to higher short-term interest rates and increased income on partnership interests, partially offset by lower yields on fixed income securities. Higher average portfolio balances in both years resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, funding agreements and interest-sensitive life policies. Investment balances as of December 31, 2006, increased 1.9% from December 31, 2005 and increased 4.4% as of December 31, 2005 compared to December 31, 2004.

Net income analysis is presented in the following table.

(IN MILLIONS)                                      2006      2005      2004
                                                 -------   -------   -------
Premiums                                         $   576   $   474   $   637
Contract charges                                   1,009     1,079       961
Net investment income                              4,057     3,707     3,260
Periodic settlements and accruals on non-hedge
   derivative instruments (1)                         56        63        49
Contract benefits                                 (1,372)   (1,340)   (1,359)
Interest credited to contractholder funds (2)     (2,495)   (2,266)   (1,878)
                                                 -------   -------   -------
Gross margin                                       1,831     1,717     1,670
Amortization of DAC and DSI (2) (3)                 (641)     (484)     (441)
Operating costs and expenses                        (374)     (432)     (457)
Restructuring and related charges                    (24)       (1)       (5)
Income tax expense                                  (253)     (249)     (265)
Realized capital gains and losses, after-tax         (51)       12        (8)
DAC and DSI amortization relating to realized
   capital gains and losses, after-tax (3)            36      (103)      (89)
Reclassification of periodic settlements and
   accruals on non-hedge derivative
   instruments, after-tax                            (36)      (40)      (32)
Loss on disposition of operations, after-tax         (60)       (3)      (17)
Cumulative effect of change in accounting
   principle, after-tax                               --        --      (175)
                                                 -------   -------   -------
NET INCOME                                       $   428   $   417   $   181
                                                 =======   =======   =======

----------
(1) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Consolidated Statements of Operations and Comprehensive Income.

(2) For purposes of calculating gross margin, amortization of deferred sales inducements ("DSI") is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI totaled $48 million, $74 million and $45 million in 2006, 2005 and 2004, respectively.

(3) Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business. Amortization of DAC and DSI relating to realized capital gains and losses was $55 million, $(158) million and $(138) million in 2006, 2005 and 2004, respectively.

     GROSS MARGIN, a non-GAAP measure, is comprised of premiums and contract charges, and net investment income, less contract benefits and interest credited to contractholder funds excluding amortization of DSI. Gross margin also includes periodic settlements and accruals on certain non-hedge derivative instruments (see additional discussion under "INVESTMENT MARGIN"). We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio. Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees. We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is reconciled to GAAP net income in the table above.

     The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

                                                       2006
                                -------------------------------------------------
                                INVESTMENT   BENEFIT       CONTRACT        GROSS
(IN MILLIONS)                     MARGIN      MARGIN   CHARGES AND FEES    MARGIN
                                ----------   -------   ----------------   -------
Premiums                         $    --      $ 576          $ --         $   576
Contract charges                      --        600           409           1,009
Net investment income              4,057         --            --           4,057
Periodic settlements and
   accruals on non-hedge
   derivative instruments (1)         56         --            --              56
Contract benefits                   (539)      (833)           --          (1,372)
Interest credited to
   contractholder funds(2)        (2,495)        --            --          (2,495)
                                 -------      -----          ----         -------
                                 $ 1,079      $ 343          $409         $ 1,831
                                 =======      =====          ====         =======

                                                      2005
                                -------------------------------------------------
                                INVESTMENT   BENEFIT       CONTRACT         GROSS
(IN MILLIONS)                     MARGIN      MARGIN   CHARGES AND FEES    MARGIN
                                ----------   -------   ----------------   -------
Premiums                          $    --     $ 474          $ --         $   474
Contract charges                       --       621           458           1,079
Net investment income               3,707        --            --           3,707
Periodic settlements and
   accruals on non-hedge
   derivative instruments (1)          63        --            --              63
Contract benefits                    (529)     (811)           --          (1,340)
Interest credited to
   contractholder funds(2)         (2,266)       --            --          (2,266)
                                  -------     -----          ----         -------
                                  $   975     $ 284          $458         $ 1,717
                                  =======     =====          ====         =======

                                                      2004
                                -------------------------------------------------
                                INVESTMENT   BENEFIT       CONTRACT        GROSS
(IN MILLIONS)                     MARGIN      MARGIN   CHARGES AND FEES    MARGIN
                                ----------   -------   ----------------   -------
Premiums                         $    --      $ 637         $ --          $   637
Contract charges                      --        539          422              961
Net investment income              3,260         --           --            3,260
Periodic settlements and
   accruals on non-hedge
   derivative instruments (1)         49         --           --               49
Contract benefits                   (530)      (829)          --           (1,359)
Interest credited to
   contractholder funds(2)        (1,878)        --           --           (1,878)
                                 -------      -----         ----          -------
                                 $   901      $ 347         $422          $ 1,670
                                 =======      =====         ====          =======

----------
(1) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Consolidated Statements of Operations and Comprehensive Income.

(2) For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI totaled $48 million, $74 million and $45 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     Gross margin increased 6.6% in 2006 compared to 2005 due to increased investment and benefit margin, partially offset by lower contract charges and fees. The decline in contract charges and fees was driven by the absence of contract charges on variable annuities that were reinsured effective June 1, 2006 in conjunction with the disposition of substantially all of our variable annuity business. Excluding the impact of the reinsurance of our variable annuity business, gross margin increased 13.5% in 2006 compared to 2005. Gross margin increased 2.8% in 2005 compared to 2004 due to higher investment margin and contract charges and fees, partially offset by lower benefit margin.

     INVESTMENT MARGIN is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income and periodic settlements and accruals on certain non-hedge derivative instruments over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits. We utilize derivative instruments as economic hedges of investments or contractholder funds or to replicate fixed income securities. These instruments either do not qualify for hedge accounting or are not designated as hedges for accounting purposes. Such derivatives are accounted for at fair value, and reported in realized capital gains and losses. Periodic settlements and accruals on these derivative instruments are included as a component of gross margin, consistent with their intended use to enhance or maintain investment income and margin, and together with the economically hedged investments or product attributes (e.g., net investment income or interest credited to contractholders funds) or replicated investments, to appropriately reflect trends in product performance. Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating investment margin. We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers ("spread") during a fiscal period.

     Investment margin by product group is shown in the following table.

(IN MILLIONS)              2006    2005   2004
                          ------   ----   ----
Annuities                 $  770   $682   $620
Life insurance               183    171    160
Institutional products       126    122    121
                          ------   ----   ----
Total investment margin   $1,079   $975   $901
                          ======   ====   ====

     Investment margin increased 10.7% in 2006 compared to 2005 primarily due to improved yields on assets supporting deferred fixed annuities, crediting rate actions relating to renewal business and growth in contractholder funds. Investment margin increased 8.2% in 2005 compared to 2004 primarily due to higher contractholder funds and actions to reduce crediting rates, partially offset by lower portfolio yields.

     The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads during 2006, 2005 and 2004.

                                                               WEIGHTED AVERAGE
                                          WEIGHTED AVERAGE    INTEREST CREDITING    WEIGHTED AVERAGE
                                          INVESTMENT YIELD           RATE          INVESTMENT SPREADS
                                         ------------------   ------------------   ------------------
                                         2006   2005   2004   2006   2005   2004   2006   2005   2004
                                         ----   ----   ----   ----   ----   ----   ----   ----   ----
Interest-sensitive life                   6.2%   6.3%   6.4%   4.7%   4.7%   4.8%   1.5%   1.6%   1.6%
Deferred fixed annuities                  5.7    5.5    5.8    3.7    3.8    4.1    2.0    1.7    1.7
Immediate fixed annuities with and
   without life contingencies             7.2    7.3    7.6    6.6    6.6    6.8    0.6    0.7    0.8
Institutional                             6.0    4.6    3.1    5.0    3.6    2.1    1.0    1.0    1.0
Investments supporting capital,
   traditional life and other products    6.2    7.1    7.0    N/A    N/A    N/A    N/A    N/A    N/A

     The following table summarizes the liabilities as of December 31 for these contracts and policies.

(IN MILLIONS)                                      2006      2005      2004
                                                 -------   -------   -------
Immediate annuities with life contingencies      $ 8,138   $ 7,888   $ 7,713
Other life contingent contracts and other          4,066     3,993     3,490
                                                 -------   -------   -------
   Reserve for life-contingent contracts         $12,204   $11,881   $11,203
                                                 =======   =======   =======

Interest-sensitive life                          $ 8,397   $ 7,917   $ 7,397
Deferred fixed annuities                          35,498    33,853    31,347
Immediate annuities without life contingencies     3,779     3,598     3,243
Institutional                                     12,467    12,431    11,279
Market value adjustments related to derivative
   instruments and other                             424       391       673
                                                 -------   -------   -------
   Contractholder funds                          $60,565   $58,190   $53,939
                                                 =======   =======   =======

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

     Benefit margin by product group is shown in the following table.

(IN MILLIONS)          2006   2005   2004
                       ----   ----   ----
Life insurance         $386   $364   $400
Annuities               (43)   (80)   (53)
                       ----   ----   ----
Total benefit margin   $343   $284   $347
                       ====   ====   ====

     Benefit margin increased 20.8% in 2006 compared to 2005. Benefit margin for 2005 includes $60 million of amounts that were classified as contract charges and fees beginning in 2006. Excluding this reclassification, benefit margin increased 53.1% in 2006 compared to 2005 due primarily to improved life insurance mortality experience in 2006 and to a lesser extent, in force business growth.

     Benefit margin declined 18.2% in 2005 compared to 2004. Our life insurance and annuity business contributed equally to the decline in 2005. The decline in our annuity benefit margin was primarily driven by unfavorable mortality experience on immediate annuities with life contingencies and an increase in variable annuity contract benefits including additional benefits accrued in accordance with a regulatory matter (see the "Proceedings" subsection of Note 11 to the consolidated financial statements for discussion of the settlement of this matter). The decline in our life insurance benefit margin was primarily due to the absence of margin on certain products resulting from the disposal of our direct response distribution business in the prior year and modestly unfavorable mortality experience on our traditional life business, partially offset by growth in our life insurance in force.

     AMORTIZATION OF DAC AND DSI, excluding amortization related to realized capital gains and losses, increased 32.4% in 2006 compared to 2005 primarily due to improved gross profits on investment contracts resulting from increased investment and benefit margin, and lower expenses. Partially offsetting the impact of the higher gross profits was a significant reduction in amortization on the variable annuity contracts due to the disposition of this business effective June 1, 2006 through reinsurance. DAC and DSI amortization related to realized capital gains and losses, after-tax, changed by a favorable $139 million in 2006 compared to 2005. The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

     The DAC and DSI assets were reduced by $726 million and $70 million, respectively, in 2006 as a result of the disposition of substantially all of our variable annuity business.

     Amortization of DAC and DSI increased 9.8% in 2005 compared to 2004 as a result of higher gross margin. DAC and DSI amortization related to realized capital gains and losses, after-tax, increased $14 million in 2005 compared to 2004 primarily due to increased realized capital gains on investments supporting certain fixed annuities.

     The changes in the DAC asset are summarized in the following tables.

                                 IMPACT OF                                 AMORTIZATION    EFFECT OF
                     BEGINNING    DISPOSAL                                (ACCELERATION)   UNREALIZED    ENDING
                      BALANCE       OF       ACQUISITION   AMORTIZATION    DECELERATION      CAPITAL     BALANCE
                      DECEMBER    VARIABLE      COSTS       CHARGED TO      CHARGED TO     GAINS AND    DECEMBER
(IN MILLIONS)         31, 2005   ANNUITIES     DEFERRED     INCOME (1)       INCOME (2)      LOSSES     31, 2006
                     ---------   ---------   -----------   ------------   --------------   ----------   --------
Traditional life        $  581     $  --        $ 69          $ (55)          $ --            $--        $  595
Interest-sensitive
   life                  1,530        --         257           (183)           (18)            46         1,632
Variable annuities         731      (726)         45            (46)            --             --             4
Investment
   contracts             1,084        --         362           (248)            16             13         1,227
Accident, health
   and other                22        --           9             (4)            --             --            27
                        ------     -----        ----          -----           ----            ---        ------
Total                   $3,948     $(726)       $742          $(536)          $ (2)           $59        $3,485
                        ======     =====        ====          =====           ====            ===        ======

                                                              AMORTIZATION     EFFECT OF
                     BEGINNING                                (ACCELERATION)   UNREALIZED    ENDING
                      BALANCE    ACQUISITION   AMORTIZATION   DECELERATION      CAPITAL      BALANCE
                      DECEMBER      COSTS       CHARGED TO     CHARGED TO      GAINS AND    DECEMBER
(IN MILLIONS)         31, 2004     DEFERRED     INCOME (1)     INCOME (2)        LOSSES     31, 2005
                     ---------   -----------    -----------   --------------   ----------   --------
Traditional life        $  564       $ 64         $ (47)          $ --             $ --       $  581
Interest-sensitive
   life                  1,380        226          (134)            (2)              60        1,530
Variable annuities         628        111          (106)            55               43          731
Investment
   contracts               600        346          (282)           (51)             471        1,084
Accident, health
   and other                 4         19            (1)            --               --           22
                        ------       ----         -----           ----             ----       ------
Total                   $3,176       $766         $(570)          $  2             $574       $3,948
                        ======       ====         =====           ====             ====       ======

----------
(1) The amortization of DAC for interest-sensitive life, variable annuities and investment contracts is proportionate to the recognition of gross profits, which include realized capital gains and losses. Fluctuations in amortization for these products may result as actual realized capital gains and losses differ from the amounts utilized in the determination of estimated gross profits. Amortization related to realized capital gains and losses was $50 million and $(126) million in 2006 and 2005, respectively.

(2) Included as a component of amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.

OPERATING COSTS AND EXPENSES decreased 13.4% in 2006 compared to 2005 and 5.5% in 2005 compared to 2004. The following table summarizes operating costs and expenses.

(IN MILLIONS)                        2006   2005   2004
                                     ----   ----   ----
Non-deferrable acquisition costs     $118   $149   $146
Other operating costs and expenses    256    283    311
                                     ----   ----   ----
Total operating costs and expenses   $374   $432   $457
                                     ====   ====   ====
Restructuring and related charges    $ 24   $  1   $  5
                                     ====   ====   ====

     Total operating costs and expenses declined in 2006 compared to 2005 primarily as a result of the disposition through reinsurance of substantially all of our variable annuity business effective June 1, 2006.

     The decline in total operating costs and expenses in 2005 compared to 2004 was primarily attributable to lower employee and technology expenses reflecting continuing actions to simplify operations and reduce costs.

     Restructuring and related charges for 2006 reflect costs related to the Voluntary Termination Offer ("VTO"). The VTO was offered to most employees located at the Company's headquarters and was completed during 2006.

     Net income was favorably impacted in 2006 and 2005 by adjustments to prior years' tax liabilities totaling $10 million and $23 million, respectively. These amounts are presented as a component of income tax expense in the Consolidated Statements of Operations and Comprehensive income.

REINSURANCE CEDED We enter into reinsurance agreements with unaffiliated carriers to limit our risk of mortality losses. As of December 31, 2006 and 2005, approximately 50% of our face amount of life insurance in force is reinsured. As of December 31, 2006, for certain term life insurance policies, we cede up to 90% of the mortality risk depending on the length of the term. Comparatively, as of December 31, 2005, for certain term life insurance, we ceded 25-90% of the mortality risk depending on the length of the term and policy premium guarantees. Additionally, we cede substantially all of the risk associated with variable annuity contracts and 100% of the morbidity risk on our long-term care contracts. Beginning in 2006, we increased our mortality risk retention to $5 million per individual life for certain insurance applications meeting certain criteria. From October 1998 through December 2005, we ceded mortality risk on new life contracts that exceeded $2 million per individual life. For business sold prior to October 1998, we ceded mortality risk in excess of specific amounts up to $1 million per individual life. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

     The impacts of reinsurance on our reserve for life-contingent contract benefits and contractholder funds at December 31, are summarized in the following table.

                 REINSURANCE RECOVERABLE ON
(IN MILLIONS)      PAID AND UNPAID CLAIMS
                 --------------------------
                       2006     2005
                      ------   ------
Annuities (1)         $1,654   $  172
Life insurance         1,217    1,115
Long-term care           427      324
Other                     94       88
                      ------   ------
Total                 $3,392   $1,699
                      ======   ======

----------
(1) Reinsurance recoverables as of December 31, 2006 include $1.49 billion for general account reserves related to variable annuities. Substantially all of our variable annuity business was reinsured effective June 1, 2006.

     The estimation of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves. Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

                                                                REINSURANCE
                                                            RECOVERABLE ON PAID
                                                             AND UNPAID CLAIMS
                                           S&P FINANCIAL    -------------------
(IN MILLIONS)                             STRENGTH RATING     2006      2005
                                          ---------------   -------   ---------
Prudential Insurance Company of America         AA-          $1,490    $   --
Employers Reassurance Corporation               A+              439       336
RGA Reinsurance Company                         AA-             293       261
Transamerica Life Group                         AA              232       185
Swiss Re Life and Health America, Inc.          AA-             160       153
Paul Revere Life Insurance Company             BBB+             147       152
Scottish Re Group                               BB              127       123
Munich American Reassurance                     A+               92        83
Manulife Insurance Company                      AAA              82        87
Security Life of Denver                         AA               73        70
Triton Insurance Company                        NR               65        62
Lincoln National Life Insurance                 AA               59        55
American Health & Life Insurance Co.            NR               50        50
Other (1)                                                        83        82
                                                             ------    ------
Total                                                        $3,392    $1,699
                                                             ======    ======

----------
(1) As of December 31, 2006 and 2005, the other category includes $59 million and $57 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor's ("S&P").

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three years ended December 31, 2006.

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

     As a result of tactical decisions, we may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. Portfolio monitoring, which includes identifying securities that are other-than-temporarily impaired and recognizing impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery, are conducted regularly. For more information, see the Portfolio Monitoring section of the MD&A.

PORTFOLIO COMPOSITION The composition of the investment portfolio at December 31, 2006 is presented in the table below. Also see Notes 2 and 6 to the consolidated financial statements for investment accounting policies and additional information.

                                            PERCENT TO
(IN MILLIONS)                 INVESTMENTS      TOTAL
                              -----------   ----------
Fixed income securities (1)     $62,439        84.2%
Mortgage loans                    8,690        11.7
Equity securities                   533         0.7
Short-term                          805         1.1
Policy loans                        752         1.0
Other                               941         1.3
                                -------       -----
   Total                        $74,160       100.0%
                                =======       =====

----------
(1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $60.85 billion.

     Total investments increased to $74.16 billion at December 31, 2006, from $72.76 billion at December 31, 2005, primarily due to positive cash flows from operating activities, partially offset by payments totaling approximately $826 million related to the disposition through reinsurance of substantially all of our variable annuity business, decreased net unrealized capital gains on fixed income securities and dividends of $675 million paid to AIC. The Company paid these dividends as a result of excess capital resulting primarily from the disposition of substantially all of our variable annuity business through reinsurance.

     Total investments at amortized cost related to collateral received in connection with securities lending business activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions, increased to $2.29 billion at December 31, 2006, from $2.23 billion at December 31, 2005.

     We use different methodologies to estimate the fair value of publicly and non-publicly traded marketable investment securities and exchange traded and non-exchange traded derivative contracts. For a discussion of these methods, see the Application of Critical Accounting Estimates section of MD&A.

     The following table shows total investments, categorized by the method used to determine fair value at December 31, 2006.

                                                                                DERIVATIVE
                                                              INVESTMENTS      CONTRACTS(1)
                                                         -------------------   ------------
                                                         CARRYING    PERCENT        FAIR
(IN MILLIONS)                                              VALUE    TO TOTAL       VALUE
                                                         --------   --------      ------
Fair value based on independent market quotations         $50,597      68.2%      $  126
Fair value based on models and other valuation methods     12,655      17.1          907
Mortgage loans, policy loans, certain limited
   partnership and other investments, valued at cost,
   amortized cost and the equity method                    10,908      14.7           --
                                                          -------     -----       ------
Total                                                     $74,160     100.0%      $1,033
                                                          =======     =====       ======

----------
(1) Derivative fair value includes derivatives classified as assets and liabilities on the Consolidated Statements of Financial Position and excludes derivatives related to our products (see Note 7 of the consolidated financial statements).

FIXED INCOME SECURITIES See Note 6 of the consolidated financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2006 and 2005.

     Municipal bonds, including tax-exempt and taxable securities, totaled $4.79 billion, all of which were rated investment grade at December 31, 2006. Approximately 56.6% of the municipal bond portfolio was insured by six bond insurers and accordingly have a Moody's equivalent rating of Aaa or Aa. The municipal bond portfolio at December 31, 2006 consisted of approximately 283 issues from approximately 239 issuers. The largest exposure to a single issuer was approximately 4.0% of the municipal bond portfolio. Corporate entities were the ultimate obligors of approximately 14.9% of the municipal bond portfolio.

     Corporate bonds totaled $34.31 billion and 91.1% were rated investment grade at December 31, 2006. As of December 31, 2006, the portfolio contained $16.53 billion of privately placed corporate obligations or 48.2%, compared with $16.31 billion or 47.5% at December 31, 2005. Included within privately placed corporate obligations are bank loans, which are primarily senior secured corporate loans, and other non-publicly traded corporate obligations. Approximately $14.52 billion or 87.8% of the privately placed corporate obligations consisted of fixed rate privately placed securities. The primary benefits of fixed rate privately placed securities when compared to publicly issued securities may include generally higher yields, improved cash flow predictability through pro-rata sinking funds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk or fluctuations in interest rates. A disadvantage of fixed rate privately placed securities when compared to publicly issued securities is relatively reduced liquidity. At December 31, 2006, 88.6% of the privately placed securities were rated investment grade.

     Foreign government securities totaled $2.02 billion and 95.0% were rated investment grade at December 31, 2006.

     Mortgage-backed securities ("MBS") totaled $4.52 billion, all of which were investment grade at December 31, 2006. The credit risk associated with MBS is mitigated due to the fact that 59.4% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities. The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

     Commercial mortgage-backed securities ("CMBS") totaled $7.60 billion at December 31, 2006, nearly all were rated investment grade. CMBS investments primarily represent pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages, whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. Approximately 72.0% of the CMBS portfolio had a Moody's rating of Aaa or a S&P or Fitch rating of AAA, the highest rating categories, at December 31, 2006.

     Asset-backed securities ("ABS") totaled $5.68 billion and 98.3% were rated investment grade at December 31, 2006. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. Approximately 54.2% of the ABS portfolio had a Moody's rating of Aaa or a Standard & Poor's or Fitch rating of AAA, the highest rating categories. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yield are affected by the rate of prepayment of the underlying assets. As of December 31, 2006, 90.5% of the portfolio was less sensitive to interest rate risk due to the payment terms or underlying collateral of the securities. The ABS portfolio includes bonds that are secured by a variety of asset types, predominately home equity loans, credit card receivables and auto loans as well as collateralized debt obligations that are predominately secured by corporate bonds and loans.

     We may utilize derivative financial instruments to help manage the exposure to interest rate risk from the fixed income securities portfolio. For a more detailed discussion of interest rate risk and our use of derivative financial instruments, see the Market Risk section of MD&A and Note 7 to the consolidated financial statements.

     At December 31, 2006, 94.8% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's, Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2006.

(IN MILLIONS)

 NAIC          MOODY'S          FAIR     PERCENT
RATING       EQUIVALENT        VALUE    TO TOTAL
------   ------------------   -------   --------
   1     Aaa/Aa/A             $43,037      68.9%
   2     Baa                   16,143      25.9
   3     Ba                     2,413       3.9
   4     B                        758       1.2
   5     Caa or lower              71       0.1
   6     In or near default        17        --
                              -------     -----
         Total                $62,439     100.0%
                              =======     =====

EQUITY SECURITIES Equity securities include limited partnership investments, non-redeemable preferred stocks and common stocks. The equity securities portfolio was $533 million at December 31, 2006 compared to $324 million at December 31, 2005. Investments in limited partnership interests had a carrying value of $461 million and $257 million at December 31, 2006 and 2005, respectively. Non-redeemable preferred and common stocks had a carrying value of $72 million and $67 million, and cost of $61 million and $62 million at December 31, 2006 and 2005, respectively. Gross unrealized gains on common stocks and non-redeemable preferred stocks totaled $11 million at December 31, 2006 compared to $6 million at December 31, 2005. There were no unrealized losses at December 31, 2006. Gross unrealized losses totaled $1 million at December 31, 2005.

UNREALIZED GAINS AND LOSSES See Note 6 of the consolidated financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining whether the securities are not other-than-temporarily impaired. The unrealized net capital gains on fixed income and equity securities at December 31, 2006 totaled $1.60 billion, a decrease of $666 million since December 31, 2005. Gross unrealized gains and losses on fixed income securities by type and sector are provided in the table below.

                                                            GROSS UNREALIZED
                                                AMORTIZED   ----------------     FAIR
(IN MILLIONS)                                      COST      GAINS   LOSSES     VALUE
                                                ---------   ------   ------    -------
AT DECEMBER 31, 2006
Corporate:
   Utilities                                     $ 5,596    $  258   $ (55)    $ 5,799
   Consumer goods (cyclical and non-cyclical)      5,292        77     (61)      5,308
   Banking                                         5,252       102     (49)      5,305
   Financial services                              4,257        58     (36)      4,279
   Capital goods                                   3,400        60     (33)      3,427
   Communications                                  2,253        52     (18)      2,287
   Basic industry                                  2,078        37     (16)      2,099
   Other                                           1,770        67     (15)      1,822
   Energy                                          1,622        35     (20)      1,637
   Transportation                                  1,565        52     (16)      1,601
   Technology                                        738        13      (6)        745
                                                 -------    ------   -----     -------
Total corporate fixed income portfolio            33,823       811    (325)     34,309

U.S. government and agencies                       2,763       736      (3)      3,496
Municipal                                          4,732       101     (43)      4,790
Foreign government                                 1,709       317      (3)      2,023
Mortgage-backed securities                         4,543        31     (56)      4,518
Commercial mortgage-backed securities              7,597        64     (61)      7,600
Asset-backed securities                            5,663        34     (16)      5,681
Redeemable preferred stock                            21         1      --          22
                                                 -------    ------   -----     -------
Total fixed income securities                    $60,851    $2,095   $(507)    $62,439
                                                 =======    ======   =====     =======

     The consumer goods, utilities, banking, financial services, and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2006. The gross unrealized losses in these sectors were primarily interest rate related and company specific. As of December 31, 2006, $300 million or 92.3% of the gross unrealized losses in the corporate fixed income portfolio and substantially all of the gross unrealized losses for the remaining fixed income securities were rated investment grade. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired. All securities in an unrealized loss position at December 31, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

     The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2006.

(IN MILLIONS)
 NAIC          MOODY'S        UNREALIZED    PERCENT     FAIR     PERCENT
RATING       EQUIVALENT         LOSS       TO TOTAL    VALUE    TO TOTAL
------   ------------------   ----------   --------   -------   --------
   1     Aaa/Aa/A                $(326)       64.3%   $16,666      70.1%
   2     Baa                      (155)       30.6      6,307      26.6
   3     Ba                        (21)        4.1        656       2.8
   4     B                          (3)        0.6        100       0.4
   5     Caa or lower               (2)        0.4         31       0.1
   6     In or near default         --          --          5        --
                                 -----       -----    -------     -----
         Total                   $(507)      100.0%   $23,765     100.0%
                                 =====       =====    =======     =====

     The table above includes 22 securities that have not yet received an NAIC rating, for which we have assigned a comparable internal rating, with a fair value totaling $254 million and an unrealized loss of $7 million. Due to lags between the funding of an investment, execution of final legal documents, filing with the Securities Valuation Office ("SVO") of the NAIC, and rating by the SVO, we will always have a small number of securities that have a pending rating.

     At December 31, 2006, $481 million, or 94.9%, of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

     As of December 31, 2006, $26 million of the gross unrealized losses were related to below investment grade fixed income securities. Of this amount, there were no significant unrealized loss positions (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2006. Included among the securities rated below investment grade are both public and privately placed high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities, through diversification of the portfolio, and active credit monitoring and portfolio management.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2006 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                            UNREALIZED    PERCENT     FAIR    PERCENT
(IN MILLIONS)                                  LOSS      TO TOTAL    VALUE    TO TOTAL
                                            ----------   --------   -------   --------
Due in one year or less                       $  (3)        0.6%    $   413       1.7%
Due after one year through five years           (75)       14.8       4,070      17.1
Due after five years through ten years         (177)       34.9       7,147      30.1
Due after ten years                            (180)       35.5       8,045      33.9
Mortgage- and asset- backed securities(1)       (72)       14.2       4,090      17.2
                                              -----       -----     -------     -----
Total                                         $(507)      100.0%    $23,765     100.0%
                                              =====       =====     =======     =====

----------
(1) Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate, on a case by case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities for which fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. As a result of approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at December 31, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

     The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

                                                     DECEMBER 31, 2006                            DECEMBER 31, 2005
                                       ------------------------------------------   ------------------------------------------
                                           FIXED INCOME                                  FIXED INCOME
                                       -----------------------                      -----------------------
                                                      BELOW                                         BELOW
(IN MILLIONS, EXCEPT NUMBER OF         INVESTMENT   INVESTMENT                      INVESTMENT   INVESTMENT
 ISSUES)                                  GRADE       GRADE      EQUITY    TOTAL       GRADE        GRADE     EQUITY    TOTAL
                                       ----------   ----------   ------   -------   ----------   ----------   ------   -------
Category (i):  Unrealized loss
less than 20% of cost (1)
   Number of Issues                       2,804        112          --      2,916      2,558         144          2      2,704
   Fair Value                           $22,973       $788         $--    $23,761    $22,393        $705        $ 9    $23,107
   Unrealized                           $  (481)      $(25)        $--    $  (506)   $  (416)       $(27)       $(1)   $  (444)
Category (ii): Unrealized loss
   greater than or equal to 20% of
   cost for a period of less than 6
   consecutive months (1)
      Number of Issues                       --          2          --          2          6           2         --          8
      Fair Value                        $    --       $  4         $--    $     4    $    37        $  6        $--    $    43
      Unrealized                        $    --       $ (1)        $--    $    (1)   $   (10)       $ (1)       $--    $   (11)
Category (iii):  Unrealized loss
   greater than or equal to 20% of
   cost for a period of 6 or more
   consecutive months, but less than
   12 consecutive months (1)
      Number of Issues                       --         --          --         --         --          --         --         --
      Fair Value                        $    --       $ --         $--    $    --    $    --        $ --        $--    $    --
      Unrealized                        $    --       $ --         $--    $    --    $    --        $ --        $--    $    --
Category (iv):  Unrealized loss
   greater than or equal to 20% of
   cost for twelve or more
   consecutive months (1)
      Number of Issues                       --         --          --         --         --           2         --          2
      Fair Value                        $    --       $ --         $--    $    --    $    --        $  7        $--    $     7
      Unrealized                        $    --       $ --         $--    $    --    $    --        $ (7)       $--    $    (7)
Total Number of Issues                    2,804        114          --      2,918      2,564         148          2      2,714
                                        =======       ====         ===    =======    =======        ====        ===    =======
Total Fair Value                        $22,973       $792         $--    $23,765    $22,430        $718        $ 9    $23,157
                                        =======       ====         ===    =======    =======        ====        ===    =======
Total Unrealized Losses                 $  (481)      $(26)        $--    $  (507)   $  (426)       $(35)       $(1)   $  (462)
                                        =======       ====         ===    =======    =======        ====        ===    =======

----------
(1)  For fixed income securities, cost represents amortized cost.

     The largest individual unrealized loss was $3 million for category (i) and $0.7 million for category (ii) as of December 31, 2006.

     Categories (i) and (ii) have generally been adversely affected by overall economic conditions including interest rate increases and the market's evaluation of certain sectors. The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.

     Whenever our initial analysis indicates that a fixed income security's unrealized loss of 20% or more for at least 36 months or any equity security's unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate. As of December 31, 2006, no securities met these criteria.

     The following table contains the individual securities with the largest unrealized losses as of December 31, 2006. No other fixed income or equity security had an unrealized loss greater than $2 million or 0.45% of the total unrealized loss on fixed income and equity securities.

                                                         UNREALIZED
                           UNREALIZED   FAIR    NAIC        LOSS
(IN MILLIONS)                 LOSS      VALUE   RATING     CATEGORY
                           ----------   -----   ------   ----------
Food/Beverage Processing
   Company                     $ (3)     $ 32      2        (i)
Auto Parts Manufacturer          (3)       15      3        (i)
Financial Institution            (3)       37      1        (i)
Gaming/Lodging Company           (2)       27      3        (i)
Energy Service Provider          (2)       32      1        (i)
Transportation Company           (2)       38      2        (i)
                               ----      ----
   Total                       $(15)     $181
                               ====      ====

     We monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

     The following table summarizes problem, restructured and potential problem fixed income securities at December 31.

                                         2006                               2005
                           -------------------------------   -------------------------------
                                               PERCENT OF                         PERCENT OF
                                               TOTAL FIXED                       TOTAL FIXED
                           AMORTIZED    FAIR     INCOME      AMORTIZED    FAIR      INCOME
(IN MILLIONS)                COST      VALUE    PORTFOLIO      COST      VALUE    PORTFOLIO
                           ---------   -----   -----------   ---------   -----   -----------
Problem                       $ 13      $ 16       --%         $ 70      $ 80        0.1%
Restructured                     4         4       --             4         4         --
Potential problem              107       118      0.2           122       135        0.2
                              ----      ----      ---          ----      ----        ---
Total net carrying value      $124      $138      0.2%         $196      $219        0.3%
                              ====      ====      ===          ====      ====        ===
Cumulative write-
   downs recognized (1)       $184                             $188
                              ====                             ====

----------
(1) Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

     We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of December 31, 2006 compared to December 31, 2005. The decrease was primarily due to dispositions and the removal of securities upon improving conditions.

     We evaluated each of these securities through our portfolio monitoring process at December 31, 2006 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the securities until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(IN MILLIONS)                                  2006    2005    2004
                                               ----   -----   -----
Investment write-downs                         $(21)  $ (24)  $(81)
Dispositions                                    (89)     88    129
Valuation of derivative instruments             (17)   (105)   (66)
Settlement of derivative instruments             48      60      7
                                               ----   -----   ----
Realized capital gains and losses, pretax       (79)     19    (11)
Income tax benefit (expense)                     28      (7)     3
                                               ----   -----   ----
Realized capital gains and losses, after-tax   $(51)  $  12   $ (8)
                                               ====   =====   ====

     Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. We may sell impaired fixed income or equity securities that were in an unrealized loss position at the previous reporting date in situations where new factors such as negative developments, subsequent credit deterioration, changing liquidity needs, and newly identified market opportunities cause a change in our previous intent to hold a security to recovery or maturity.

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

     Dispositions included net realized losses on sales and other transactions such as calls and prepayments of $29 million and losses recorded in connection with anticipated dispositions of $60 million. The net realized losses on sales and other transactions were comprised of gross gains of $214 million and gross losses of $243 million. The $243 million in gross losses primarily consisted of $237 million of losses from sales of fixed income securities.

     During our comprehensive portfolio reviews, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revision to strategic asset allocation and liquidity actions; and any dispositions anticipated by the portfolio managers resulting from their on-going comprehensive reviews of the portfolios. Upon approval of such programs, we identify a population of suitable investments, typically larger than needed to execute the disposition, from which specific securities are selected to sell. Due to our change in intent to hold until recovery, we recognize impairments, which are included in losses from dispositions, on any of these securities in an unrealized loss position. When the objectives of the programs are accomplished, any remaining securities are redesignated as intent to hold until recovery.

     For the year ended December 31, 2006, we recognized $60 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value. The change in our intent was driven by certain approved programs, including funding for the disposition through reinsurance of substantially all of our variable annuity business and yield enhancement strategies. These programs were completed during 2006. Additionally, ongoing comprehensive reviews of our portfolio resulted in the identification of anticipated dispositions by the portfolio managers. At December 31, 2006, the fair value of securities for which we did not have the intent to hold until recovery totaled $242 million.

     At December 31, 2005, the fair value of the securities for which we did not have the intent to hold until recovery totaled $190 million. Approved programs involving the disposition of securities included asset-liability management strategies, on-going comprehensive reviews of our portfolios, changes to our strategic asset allocations and yield enhancement strategies on which we recognized $67 million of losses during 2005. These objectives were accomplished during 2006.

     The ten largest losses from sales of individual securities for the year ended December 31, 2006 totaled $21 million with the largest loss being $3 million and the smallest loss being $2 million. None of the securities that comprise these ten largest losses were in an unrealized loss position greater than or equal to 20% of amortized cost for fixed income securities or cost for equity securities at the time of sale.

     Our largest aggregate loss from disposition and writedowns are shown in the following table by issuer and its affiliates. No other issuer together with its affiliates had an aggregated loss on disposition and writedowns greater than 0.9% of the total gross loss on disposition and writedowns on fixed income and equity securities.

                                     FAIR VALUE                                DECEMBER 31,       NET
                                   AT DISPOSITION       LOSS ON       WRITE-      2006         UNREALIZED
(IN MILLIONS)                        ("PROCEEDS")   DISPOSITIONS(1)    DOWNS   HOLDINGS (2)   GAIN (LOSS)
                                   --------------   ---------------   ------   ------------   -----------
Household Product Retailer              $ 34             $ (4)         $ --        $ 30            $--
Aircraft Securitized Trust                --               --            (4)          2             --
Aircraft Securitized Trust                --               --            (4)          4             --
Financial Services Company                81               (3)           --         141              1
Insurance and Financial Services          60               (3)           --         256             --
   Company
Financial Services Company                43               (3)           --          86             (2)
Paper Products Manufacturer               14               (3)           --          --             --
Capital Goods Manufacturer                --               --            (3)          4             --
                                        ----             ----          ----        ----            ---
Total                                   $232             $(16)         $(11)       $523            $(1)
                                        ====             ====          ====        ====            ===

----------
(1)  Dispositions include losses recognized in anticipation of dispositions.

(2) Holdings include fixed income securities at amortized cost or equity securities at cost.

     The circumstances of the above losses are considered to be company specific and are not expected to have an effect on other holdings in our portfolio.

MORTGAGE LOANS Our mortgage loan portfolio was $8.69 billion at December 31, 2006 and $8.11 billion at December 31, 2005, and comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our mortgage loan risk.

     We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by an expected rate of return. We had no net realized capital losses related to write-downs on mortgage loans for the years ended December 31, 2006 and 2005 and had $1 million for the year ended December 31, 2004.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $805 million and $927 million at December 31, 2006 and 2005, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

     As one of our business activities, we conduct securities lending, primarily as an investment yield enhancement, with third parties such as brokerage firms. We obtain collateral in an amount equal to 102% of the fair value of the securities and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is invested in short-term and fixed income investments, and an offsetting liability is recorded in other liabilities and accrued expense. At December 31, 2006, the amount of securities lending collateral reinvested in short-term investments had a carrying value of $273 million. This compares to $178 million at December 31, 2005.

OUTLOOK

- We plan to continue to balance targeted improvements in return on equity with growth in sales and profitability. Initially, our actions to improve returns may reduce the price competitiveness of certain products, such as our fixed annuities, and slow or reduce the growth in sales and income.

- We expect that the near-term improvements in our returns will be generated mostly by improved capital efficiency and will later be accompanied by improved profitability.

- We plan to continue to maintain discipline over expenses and improve our operating efficiency.

- We plan to increase sales of our financial products by Allstate exclusive agencies by further tailoring products for our customers and making it easier for our agents to distribute our products.

- We expect to continue to prioritize the allocation of fixed income investments to support sales of products with the best sustainable growth and margins and to maintain a market presence for fixed annuity and life products in our retail distribution channels. Sales of our institutional products may vary as a result.

- We plan to develop and bring to market new innovative life insurance products or features designed to increase sales of this product line.

MARKET RISK

     Market risk is the risk that we will incur losses due to adverse changes in interest, equity, or currency exchange rates and prices. Our primary market risk exposures are to changes in interest rates and equity prices, although we also have a smaller exposure to changes in foreign currency exchange rates.

     The active management of market risk is integral to our results of operations. We may use the following approaches to manage exposure to market risk within defined tolerance ranges: 1) rebalancing existing asset or liability portfolios, 2) changing the character of investments purchased in the future and
3) using derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. For a more detailed discussion of our use of derivative financial instruments, see Note 7 of the consolidated financial statements.

OVERVIEW We generate substantial investible funds from our business. In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of the underlying risks and our product profiles.

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

     We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset exhibiting a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2006, the difference between our asset and liability duration was approximately 0.35, compared to a 0.63 gap at December 31, 2005. A positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities.

     We seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities. This philosophy may include using interest rate swaps, futures, forwards, caps, floors and swaptions to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

     We pledge and receive collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, we have pledged securities as margin deposits totaling $22 million as of December 31, 2006. For over-the-counter derivative transactions including interest rate swaps, foreign currency swaps, interest rate caps, interest rate floor agreements, credit default swaps and certain options, master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements, and when applicable, we are required to post collateral. As of December 31, 2006, we held $357 million of cash pledged by counterparties as collateral for over-the-counter instruments and pledged $10 million in securities as collateral to counterparties.

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

     Based upon the information and assumptions we use in this duration calculation, and interest rates in effect at December 31, 2006, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $371 million, compared to $615 million at December 31, 2005. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. There are $7.04 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments. These assets and the associated liabilities have not been included in the above estimate. The $7.04 billion of assets excluded from the calculation has increased from the $6.34 billion reported at December 31, 2005 due to an increase in the in-force account value of interest-sensitive life products. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $455 million, compared to a decrease of $419 million at December 31, 2005.

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

EQUITY PRICE RISK is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. At December 31, 2006, we held approximately $27 million in common stocks and $1.39 billion in other securities with equity risk (including primarily convertible securities, limited partnership funds, non-redeemable preferred securities and equity-linked notes), compared to approximately $21 million in commons stocks and $957 million in other equity investments at December 31, 2005.

     At December 31, 2006, our portfolio of securities with equity risk had a beta of approximately 0.84, compared to a beta of approximately 0.75 at December 31, 2005. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to an index such as the Standard & Poor's 500

Composite Price Index ("S&P 500"). Based on the beta analysis, we estimate that if the S&P 500 decreases by 10%, the fair value of our equity investments will decrease by approximately 8.4%. Likewise, we estimate that if the S&P 500 increases by 10%, the fair value of our equity investments will increase by approximately 8.4%. Based upon the information and assumptions we used to calculate beta at December 31, 2006, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by approximately $117 million, compared to $71 million at December 31, 2005. The selection of a 10% immediate decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

     The beta of our securities with equity risk was determined by comparing the monthly total returns of these investments to monthly total returns of the S&P 500 over a three-year historical period. Since beta is historically based, projecting future price volatility using this method involves an inherent assumption that historical volatility and correlation relationships between stocks and the composition of our portfolio will not change in the future. Therefore, the illustrations noted above may not reflect our actual experience if future volatility and correlation relationships differ from the historical relationships.

     At December 31, 2006 and 2005, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $16.17 billion and $15.24 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through a reinsurance agreement with Prudential as described in Note 3 of the consolidated financial statements, and therefore mitigated this aspect of our risk. Equity risk of our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2006 and 2005 were $86 million and $79 million, respectively. Separate account liabilities related to variable life contracts were $826 million and $721 million in December 31, 2006 and 2005, respectively.

     At December 31, 2006 and 2005 we had approximately $3.47 billion and $2.72 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the risk associated with these liabilities through the purchase and sale of equity-indexed options and futures, interest rate swaps, and eurodollar futures, maintaining risk within specified value-at-risk limits.

FOREIGN CURRENCY EXCHANGE RATE RISK is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from the foreign component of our limited partnership interests. We also have funding agreement programs and a small amount of fixed income securities that are denominated in foreign currencies, but we use derivatives to effectively hedge the foreign currency risk of these funding agreements and securities. At December 31, 2006 and 2005, we had approximately $1.02 billion and $1.17 billion, respectively, in funding agreements denominated in foreign currencies.

     At December 31, 2006, the foreign component of our limited partnership interests totaled approximately $22 million, compared to $9 million at December 31, 2005.

     Based upon the information and assumptions we used at December 31, 2006, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates that we are exposed to would decrease the value of the foreign component of our limited partnership interests by approximately $2 million, compared with an estimated $1 million decrease at December 31, 2005. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure is diversified across 11 currencies, compared to 12 currencies at December 31, 2005. Our largest individual currency exchange exposures at December 31, 2006 were to the Canadian Dollar (20.1%) and the Mexican Peso (19.5%). The largest individual currency exchange exposures at December 31, 2005 were to the Mexican Peso (38.0%) and the Japanese Yen (14.5%). Our primary regional exposure is to Western Europe, approximately 20.4% at December 31, 2006, compared to 38.0% in Central America at December 31, 2005.

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

                                             2006     2005     2004
                                            ------   ------   ------
(IN MILLIONS)
Redeemable preferred stock                  $    5   $    5   $    5
Common stock, retained earnings and other
   shareholder's equity items                5,168    5,415    5,291
Accumulated other comprehensive income         325      588    1,013
                                            ------   ------   ------
   Total shareholder's equity                5,498    6,008    6,309
Debt                                           706      181      104
                                            ------   ------   ------
   Total capital resources                  $6,204   $6,189   $6,413
                                            ======   ======   ======

     SHAREHOLDER'S EQUITY declined in 2006, due to dividends and lower unrealized net capital gains on fixed income securities, partially offset by net income. The Company paid dividends of $675 million to Allstate Insurance Company ("AIC", the Company's parent) in 2006. Shareholder's equity declined in 2005 when compared to 2004, due to lower unrealized net capital gains on fixed income securities and dividends, partially offset by net income. The Company paid dividends of $260 million to AIC in 2005. In addition, a dividend of $16 million was recorded in 2005 in connection with the purchase of fixed income securities from AIC and a non-cash dividend of $15 million was recorded as a result of the settlement of certain reinsurance transactions with an unconsolidated affiliate.

     DEBT increased $525 million in 2006, due to the issuance of an intercompany note to AIC and a surplus note to an unconsolidated affiliate, partially offset by the redemption of debt associated with a consolidated variable interest entity ("VIE") and the redemption of mandatorily redeemable preferred stock.

     During 2006, the Company issued an intercompany note in the amount of $500 million payable to its parent, AIC, on demand and, in any event, by March 30, 2007. This note is reflected as note payable to parent on the Company's Statements of Financial Position. The Company used the funds to accelerate purchases of investments based on its outlook of the availability of acceptable investments in the beginning of 2007. The Company will repay the loan with funds generated in the normal course of business, primarily by sales, investment income and cash collected for investment calls and maturities.

     During 2006, under an existing agreement with Kennett Capital, Inc. ("Kennett"), an unconsolidated affiliate of ALIC, ALIC sold Kennett a $100 million redeemable surplus note issued by ALIC Reinsurance Company ("ALIC Re"), a wholly owned subsidiary of ALIC. The surplus note is due June 1, 2036 with an initial rate of 6.18% that will reset once every ten years to the then current ten year Constant Maturity Treasury yield ("CMT"), plus 1.14%. As payment, Kennett issued a full recourse note due June 1, 2036 to ALIC for the same amount with an initial interest rate of 5.98% that will reset once every ten years to the then current ten year CMT, plus 0.94%. The note due from Kennett is classified as other investments and the related surplus note is classified as long-term debt in the Consolidated Statements of Financial Position.

     The Company was the primary beneficiary of a consolidated structured investment security VIE. The Company's Consolidated Statements of Financial Position included $54 million of investments and $49 million of long-term debt as of December 31, 2005. In 2006, the debt associated with the VIE was redeemed. Also redeemed during 2006 was mandatorily redeemable preferred stock totaling $26 million (see Note 5 to the consolidated financial statements).

     Debt increased $77 million in 2005, primarily as a result of the issuance of surplus notes totaling $100 million by ALIC Re, a wholly owned subsidiary of ALIC, partially offset by the redemption of $26 million of mandatorily redeemable preferred stock (see note 5 to the consolidated financial statements).

FINANCIAL RATINGS AND STRENGTH The following table summarizes our financial strength ratings at December 31, 2006.

RATING AGENCY                         RATING
----------------------------------    ------------------
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

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2006, our RBC and the RBC for each of our insurance companies was above levels that would require regulatory actions.

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

          -    Operating costs and expenses

          -    Purchase of investments

          - Repayment of investment repurchase agreements, securities lending, dollar roll and lines of credit agreements

          -    Payment or repayment of inter-company loans

          -    Dividends to parent

          -    Tax payments/settlements

     As reflected in our Consolidated Statements of Cash Flows, higher operating cash flows in 2006, compared to 2005, primarily related to higher investment income. Higher operating cash flows in 2005, compared to 2004, were primarily related to higher investment income, partially offset by lower premiums.

     Cash flows used in investing activities decreased in 2006 primarily due to decreased net cash provided by financing activities, partially offset by the investment of higher operating cash flows. Cash flows used in investing activities in 2006 also include the settlements related to the disposition through reinsurance of substantially all our variable annuity business. Cash flows used in investing activities decreased in 2005 due to lower cash provided by financing in 2005 compared to 2004, increased proceeds from sales of securities and higher investment collections, partially offset by the investment of higher operating cash flows.

     Cash used in financing activities increased in 2006 as a result of lower contractholder fund deposits and higher surrenders and partial withdrawals. Lower cash flows provided by financing activities in 2005, compared to 2004, were primarily due to higher surrenders of market value adjusted annuities, lower deposits on fixed annuities and institutional products, and increased maturities of institutional products. For quantification of the changes in contractholder funds, see the Operations section of MD&A.

     A portion of our product portfolio, primarily fixed annuity and interest-sensitive life insurance products, is subject to surrender and withdrawal at the discretion of contractholders. The following table summarizes our liabilities for these products by their contractual withdrawal provisions at December 31, 2006.

(IN MILLIONS)                                                  2006
                                                              -------
Not subject to discretionary withdrawal                       $16,608
Subject to discretionary withdrawal with adjustments:
   Specified surrender charges (1)                             25,791
   Market value (2)                                            10,001
Subject to discretionary withdrawal without adjustments         8,165
                                                              -------
Total contractholder funds (3)                                $60,565
                                                              =======

----------
(1) Includes $8.96 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2) Approximately $8.99 billion of the contracts with market value adjusted surrenders have a 30-45 day period during which there is no surrender charge or market value adjustment including approximately $1.87 billion with a period commencing during 2007.

(3) Includes $1.37 billion of contractholder funds on variable annuities reinsured to Prudential effective June 1, 2006.

     To ensure we have the appropriate level of liquidity, we perform actuarial tests on the impact to cash flows of policy surrenders and other actions under various scenarios. Depending upon the years in which certain policy types were sold with specific surrender provisions, our cash flow could vary due to higher surrender of policies exiting their surrender charge periods.

     We have entered into an intercompany loan agreement with The Allstate Corporation. The amount of intercompany loans available to us is at the discretion of The Allstate Corporation. The maximum amount of loans The Allstate Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the intercompany loan agreement at December 31, 2006 or 2005. The Allstate Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

     The Allstate Corporation has established external sources of short-term liquidity that include a commercial paper program, lines-of-credit, dollar rolls and repurchase agreements. In the aggregate, at December 31, 2006, these sources could provide over $3.89 billion of additional liquidity. For additional liquidity, we can also issue new insurance contracts, incur additional debt and sell assets from our investment portfolio. The liquidity of our investment portfolio varies by type of investment. For example, $16.53 billion of privately placed corporate obligations that represent 22.3% of the investment portfolio, and $8.69 billion of mortgage loans that represent 11.7% of the investment portfolio, generally are considered to be less liquid than many of our other types of investments, such as our U.S. government and agencies, municipal and public corporate fixed income security portfolios.

     We have access to additional borrowing to support liquidity through The Allstate Corporation as follows:

- A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2006, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

- A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements. This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. There were no borrowings under this line of credit during 2006. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

- A universal shelf registration statement filed with the Securities and Exchange Commission ("SEC") in May 2006. The Allstate Corporation can use it to issue an unspecified amount of debt securities, common stock (including 278 million shares of treasury stock as of December 31, 2006), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries. The specific terms of any securities The Allstate Corporation issues under this registration statement will be provided in the applicable prospectus supplements. The Allstate Corporation has not yet issued any securities under this registration statement.

     The Allstate Corporation's only financial covenant exists with respect to its primary credit facility and its synthetic lease VIE obligations. The covenant requires that The Allstate Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreements. This ratio at December 31, 2006 was 18.4%.

     We closely monitor and manage our liquidity through long and short-term planning that is integrated throughout our underwriting and investment operations. We manage the duration of assets and related liabilities through our ALM organization, using a dynamic process that addresses liquidity utilizing the investment portfolio, and components of the portfolio as appropriate, which is routinely subjected to stress testing. We also have access to funds from The Allstate Corporation's commercial paper program.

     Certain remote events and circumstances could constrain our or The Allstate Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in The Allstate Corporation's long-term debt rating of A1, A+ and a (from Moody's, Standard & Poor's and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in our financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of our individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS Our contractual obligations as of December 31, 2006 and the payments due by period are shown in the following table.

                                                              LESS THAN                            OVER 5
(IN MILLIONS)                                        TOTAL      1 YEAR    1-3 YEARS   4-5 YEARS    YEARS
                                                   --------   ---------   ---------   ---------   -------
Liabilities for collateral and repurchase
agreements(1)                                      $  2,294    $ 2,294     $     --    $    --    $    --
Contractholder funds(2)                              77,894      9,116       23,821     13,285     31,672
Reserve for life-contingent contract benefits(3)     30,882      1,053        3,239      2,133     24,457
Note payable to parent                                  500        500           --         --         --
Long-term debt                                          206         --           --         --        206
Payable to affiliates, net                               84         84           --         --         --
Other liabilities and accrued expenses(4)(5)            826        800            8          6         12
                                                   --------    -------     --------    -------    -------
Total Contractual Cash                             $112,686    $13,847     $ 27,068    $15,424    $56,347
                                                   ========    =======     ========    =======    =======

----------
(1) Liabilities for collateral and repurchase agreements are typically fully secured with cash. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business.

(2) Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies and institutional products. These amounts reflect estimated cash payments to be made to policyholders and contractholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of payments has been determined by the contract. In addition, as of December 31, 2006, we had $4.70 billion of extendible funding agreements in force, which provide contractholders the ability to elect a maturity extension each month so long as the extension period does not extend beyond the contractually specified final maturity dates. The contractually specified final maturity dates begin in 2009 and are definitive unless the contracts are paid out earlier in accordance with an election to not extend the contracts, in which case the contracts mature 12 months thereafter. Extendible funding agreements are reflected in the table above at the contractually specified final maturity dates. Other contracts, such as interest-sensitive life and fixed deferred annuities, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death, or (ii) the occurrence of a payment triggering event, such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, customer lapse and withdrawal activity, and estimated additional deposits for interest-sensitive life contracts, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $60.57 billion included in the Consolidated Statements of Financial Position as of December 31, 2006 for contractholder funds. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3) The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies and reflects the present value of estimated cash payments to be made to policyholders and contractholders. Immediate annuities with life contingencies include (i) contracts where we are currently making payments and will continue to do so until the occurrence of a specific event such as death and (ii) contracts where the timing of a portion of the payments has been determined by the contract. Other contracts, such as traditional life and accident and health insurance, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until
     (i) the occurrence of an insurable event, such as death or illness, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. We have estimated the timing of cash outflows related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount of $12.20 billion included in the Consolidated Statements of Financial Position as of December 31, 2006 for reserve for life-contingent contract benefits. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(4) Other liabilities and accrued expenses primarily include accrued expenses, claim payments and other checks outstanding.

(5) Balance sheet liabilities not included in the table above include unearned and advanced premiums of $42 million and deferred income tax liabilities. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis of accounting. In addition, other liabilities of $107 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

     The following is a distribution in U.S. Dollars of funding agreements (non-putable) by currency at December 31. All foreign currency denominated funding agreements have been swapped to U.S. Dollars.

(IN MILLIONS)            2006      2005
                       -------   -------
CURRENCY
United States Dollar   $11,300   $10,855
British Pound              696       696
Swiss Franc                278       278
Singapore Dollar            41        41
Australian Dollar           --       152
                       -------   -------
                       $12,315   $12,022
                       =======   =======

     Our contractual commitments as of December 31, 2006 and the payments due by period are shown in the following table.

                                                 LESS THAN                           OVER 5
(IN MILLIONS)                            TOTAL    1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
                                        ------   ---------   ---------   ---------   ------
Other Commitments - Conditional (1)     $  640      $607        $ 33        $ --       $--
Other Commitments - Unconditional (1)      707        26         430         214        37
                                        ------      ----        ----        ----       ---
Total Commitments                       $1,347      $633        $463        $214       $37
                                        ======      ====        ====        ====       ===

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

     For a more detailed discussion of our off-balance sheet arrangements, see
Note 7 of the consolidated financial statements.

REGULATION AND LEGAL PROCEEDINGS

     We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 11 of the consolidated financial statements.

PENDING ACCOUNTING STANDARDS

     As of December 31, 2006, there are several pending accounting standards that we have not implemented either because the standard has not been finalized or the implementation date has not yet occurred. For a discussion of these pending standards, see Note 2 of the consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                                   ------------------------
(IN MILLIONS)                                                       2006     2005     2004
                                                                   ------   ------   ------
REVENUES
Premiums (net of reinsurance ceded of $617, $606 and $526)         $  576   $  474   $  637
Contract charges (net of reinsurance ceded of $170, $ - and $ -)    1,009    1,079      961
Net investment income                                               4,057    3,707    3,260
Realized capital gains and losses                                     (79)      19      (11)
                                                                   ------   ------   ------
                                                                    5,563    5,279    4,847
COSTS AND EXPENSES
Contract benefits (net of reinsurance recoverable of $548,
   $515 and $418)                                                   1,372    1,340    1,359
Interest credited to contractholder funds                           2,543    2,340    1,923
Amortization of deferred policy acquisition costs                     538      568      534
Operating costs and expenses                                          398      433      462
                                                                   ------   ------   ------
                                                                    4,851    4,681    4,278
Loss on disposition of operations                                     (88)      (7)     (24)
                                                                   ------   ------   ------
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, AFTER-TAX                   624      591      545
Income tax expense                                                    196      174      189
                                                                   ------   ------   ------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, AFTER-TAX                                                  428      417      356
Cumulative effect of change in accounting principle, after-tax         --       --     (175)
                                                                   ------   ------   ------
NET INCOME                                                            428      417      181
                                                                   ------   ------   ------
OTHER COMPREHENSIVE LOSS, AFTER-TAX
Change in:
   Unrealized net capital gains and losses                           (263)    (425)     (40)
                                                                   ------   ------   ------
OTHER COMPREHENSIVE LOSS, AFTER-TAX                                  (263)    (425)     (40)
                                                                   ------   ------   ------
COMPREHENSIVE INCOME (LOSS)                                        $  165   $   (8)  $  141
                                                                   ======   ======   ======

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                       DECEMBER 31,
                                                                   ------------------
(IN MILLIONS, EXCEPT SHARE AND PAR VALUE DATA)                      2006       2005
                                                                   ------   ---------
ASSETS
Investments
         Fixed income securities, at fair value (amortized
         cost $60,851 and $59,717)                                 $62,439   $61,977
         Mortgage loans                                              8,690     8,108
         Equity securities                                             533       324
         Short-term                                                    805       927
         Policy loans                                                  752       729
         Other                                                         941       691
                                                                   -------   -------
      Total investments                                             74,160    72,756
Cash                                                                   273       154
Deferred policy acquisition costs                                    3,485     3,948
Reinsurance recoverables, net                                        3,392     1,699
Accrued investment income                                              689       648
Other assets                                                           585       582
Separate Accounts                                                   16,174    15,235
                                                                   -------   -------
   TOTAL ASSETS                                                    $98,758   $95,022
                                                                   =======   =======
LIABILITIES
Contractholder funds                                               $60,565   $58,190
Reserve for life-contingent contract benefits                       12,204    11,881
Unearned premiums                                                       34        35
Payable to affiliates, net                                              84        98
Other liabilities and accrued expenses                               3,235     3,054
Deferred income taxes                                                  258       340
Note payable to parent                                                 500        --
Long-term debt                                                         206       181
Separate Accounts                                                   16,174    15,235
                                                                   -------   -------
   TOTAL LIABILITIES                                                93,260    89,014
                                                                   -------   -------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 7 AND 11)

SHAREHOLDER'S EQUITY
Redeemable preferred stock - series A, $100 par value, 1,500,000
   shares authorized, 49,230 shares issued and outstanding               5         5
Redeemable preferred stock - series B, $100 par value, 1,500,000
   shares authorized, none issued                                       --        --
Common stock, $227 par value, 23,800 shares authorized
   and outstanding                                                       5         5
Additional capital paid-in                                           1,108     1,108
Retained income                                                      4,055     4,302
Accumulated other comprehensive income:
      Unrealized net capital gains and losses                          325       588
                                                                   -------   -------
   Total accumulated other comprehensive income                        325       588
                                                                   -------   -------
   TOTAL SHAREHOLDER'S EQUITY                                        5,498     6,008
                                                                   -------   -------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                      $98,758   $95,022
                                                                   =======   =======

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                      YEAR ENDED DECEMBER 31,
                                                    -------------------------
(IN MILLIONS)                                        2006      2005     2004
                                                    ------    ------   ------

REDEEMABLE PREFERRED STOCK - SERIES A
Balance, beginning of year                          $    5    $    5   $   82
Redemption of stock                                     --        --       (7)
Reclassification to long-term debt                      --        --      (70)
                                                    ------    ------   ------
Balance, end of year                                     5         5        5
                                                    ------    ------   ------
REDEEMABLE PREFERRED STOCK - SERIES B                   --        --       --
                                                    ------    ------   ------

COMMON STOCK                                             5         5        5
                                                    ------    ------   ------
ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year                           1,108     1,108    1,067
Capital contributions                                   --        --       41
                                                    ------    ------   ------

Balance, end of year                                 1,108     1,108    1,108
                                                    ------    ------   ------

RETAINED INCOME
Balance, beginning of year                           4,302     4,178    4,222
Net income                                             428       417      181
Dividends                                             (675)     (293)    (225)
                                                    ------    ------   ------

Balance, end of year                                 4,055     4,302    4,178
                                                    ------    ------   ------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                             588     1,013    1,053
Change in unrealized net capital gains and losses     (263)     (425)     (40)
                                                    ------    ------   ------
Balance, end of year                                   325       588    1,013
                                                    ------    ------   ------
TOTAL SHAREHOLDER'S EQUITY                          $5,498    $6,008   $6,309
                                                    ======    ======   ======

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                           ------------------------------
(IN MILLIONS)                                                                2006       2005       2004
                                                                           --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $    428   $    417   $    181
   Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization and other non-cash items                                    (280)      (175)      (145)
      Realized capital gains and losses                                          79        (19)        11
      Loss on disposition of operations                                          88          7         24
      Cumulative effect of change in accounting principle                        --         --        175
      Interest credited to contractholder funds                               2,543      2,340      1,923
      Changes in:
         Policy benefit and other insurance reserves                           (199)      (200)       (85)
         Unearned premiums                                                       (1)         4          2
         Deferred policy acquisition costs                                     (205)      (198)      (279)
         Reinsurance recoverables                                              (218)      (197)      (241)
         Income taxes payable                                                  (122)        18         40
         Other operating assets and liabilities                                  93         95        (86)
                                                                           --------   --------   --------
            Net cash provided by operating activities                         2,206      2,092      1,520
                                                                           --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales
   Fixed income securities                                                   12,555     10,881      9,040
   Equity securities                                                            137         57        349
Investment collections
   Fixed income securities                                                    3,174      4,575      4,314
   Mortgage loans                                                             1,618      1,172        729
Investment purchases
   Fixed income securities                                                  (17,000)   (18,756)   (20,295)
   Equity securities                                                           (304)      (203)      (334)
   Mortgage loans                                                            (2,159)    (1,976)    (1,711)
Change in short-term investments, net                                           362       (352)        11
Change in other investments, net                                                  9       (108)       (46)
Disposition of operations                                                      (826)        (2)        40
                                                                           --------   --------   --------
            Net cash used in investing activities                            (2,434)    (4,712)    (7,903)
                                                                           --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Note payable to parent                                                          500         --         --
Redemption of long-term debt                                                    (26)       (26)       (20)
Contractholder fund deposits                                                  9,546     11,374     13,076
Contractholder fund withdrawals                                              (8,998)    (8,604)    (6,352)
Dividends paid                                                                 (675)      (211)      (201)
                                                                           --------   --------   --------
            Net cash provided by financing activities                           347      2,533      6,503
                                                                           --------   --------   --------
NET INCREASE (DECREASE) IN CASH                                                 119        (87)       120
CASH AT BEGINNING OF YEAR                                                       154        241        121
                                                                           --------   --------   --------
CASH AT END OF YEAR                                                        $    273   $    154   $    241
                                                                           ========   ========   ========

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

     Effective January 1, 2005, Glenbrook Life and Annuity Company ("GLAC"), a wholly owned subsidiary of ALIC, was merged into ALIC to achieve cost savings and operational efficiency. The merger had no impact on the Company's results of operations, financial position or cash flows.

     To conform to the current year presentation, certain amounts in the prior years' consolidated financial statements and notes have been reclassified.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

     The Company sells life insurance, retirement and investment products to individual and institutional customers. The principal individual products are deferred and immediate fixed annuities, and interest-sensitive, traditional and variable life insurance. The principal institutional product is funding agreements backing medium-term notes issued to institutional and individual investors.

     The Company, through several subsidiaries, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2006, the top geographic locations for statutory premiums and annuity considerations were Delaware, California, New York, Florida and Texas. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations. The Company distributes its products to individuals through several distribution channels, including Allstate exclusive agencies, independent agents (including master brokerage agencies), and financial services firms, such as broker/dealers and specialized structured settlement brokers. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control of these non-affiliated entities could negatively impact the Company's sales.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds and bank loans, which are primarily senior secured corporate loans, and redeemable preferred stocks. Fixed income securities may be sold prior to their contractual maturity ("available for sale") and are carried at fair value, with the exception of bank loans that are carried at amortized cost. The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data (e.g., term structures of interest rates and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use security specific information such as ratings, industry, coupon and maturity along with third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. The difference between amortized cost and fair value, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, are reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections.

     Equity securities include limited partnership interests and non-redeemable preferred and common stocks. Investments in limited partnership interests had a carrying value of $461 million and $257 million at December 31, 2006 and 2005, respectively, and are accounted for in accordance with the equity method of accounting except for instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies, in which case, the Company applies the cost method of accounting. Common and non-redeemable preferred stocks had a carrying value of $72 million and $67 million, and cost of $61 million and $62 million at December 31, 2006 and 2005, respectively. Common and non-redeemable preferred stocks are classified as available for sale and are carried at fair value. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income.

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

     Short-term investments are carried at cost or amortized cost that approximates fair value, and include the investment of collateral received in connection with securities lending business activities, funds received in connection with securities repurchase agreements and collateral received from counterparties related to derivative transactions. For these transactions, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to return the collateral or funds received. We also purchase securities under agreements to resell.

     Policy loans are carried at the unpaid principal balances. Other investments consist primarily of derivative financial instruments.

     Investment income consists primarily of interest and dividends, net investment income from partnership interests and income from certain derivative transactions. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income is determined using the effective yield method, considering estimated principal repayments when applicable. Interest income on certain beneficial interests in securitized financial assets is determined using the prospective yield method, based upon projections of expected future cash flows. Income from investments in partnership interests accounted for on the cost basis is recognized upon receipt of amounts distributed by the partnerships as income. Income from investments in partnership interests accounted for utilizing the equity method of accounting is recognized based on the financial results of the entity and the Company's investment interest. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses include gains and losses on investment dispositions, write-downs in value due to other-than-temporary declines in fair value and changes in the fair value of certain derivatives including related periodic and final settlements. Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

     The Company recognizes other-than-temporary impairment losses on fixed income securities, equity securities and short-term investments when the decline in fair value is deemed other-than-temporary (see Note 6).

DERIVATIVE AND EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments include swaps, futures (interest rate), options (including swaptions), interest rate caps and floors, warrants, certain forward contracts for purchases of to-be-announced ("TBA") mortgage securities, and certain investment risk transfer reinsurance agreements. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible and equity indexed fixed income securities, equity-indexed annuity contracts, variable annuity contracts which are reinsured, and certain funding agreements (see Note 7).

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

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged item's or transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. The hedge ineffectiveness reported as realized capital gains and losses amounted to losses of $7 million, $7 million and $8 million in 2006, 2005 and 2004, respectively.

     FAIR VALUE HEDGES The Company designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.

     For hedging instruments used in fair value hedges, when the hedged items are investment assets or a portion thereof, the change in the fair value of the derivatives is reported in net investment income, together with the change in the fair value of the hedged items. The change in the fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof is reported in interest credited to contractholder funds, together with the change in the fair value of the hedged item. Accrued periodic settlements on swaps are reported together with the changes in fair value of the swaps in net investment income, or interest credited to contractholder funds. The book value of the hedged asset or liability is adjusted for the change in the fair value of the hedged risk.

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

     TERMINATION OF HEDGE ACCOUNTING If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset becomes other-than-temporarily impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as a non-hedge, or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof used to adjust the book value of the asset, liability or portion thereof, which has already been recognized in income while the hedge was in place, is amortized over the remaining life of the hedged asset, liability or portion thereof to net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied. If the hedged item of a fair value hedge is an asset which has become other than temporarily impaired, the adjustment made to the book value of the asset is subject to the accounting policies applied to other than temporarily impaired assets. When a derivative financial instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income, beginning in the period hedge accounting is no longer applied or the derivative instrument is terminated. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative financial instrument used in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied. If a cash flow hedge is no longer effective, the gain or loss recognized on the derivative during the period the hedge was effective is reclassified from accumulated other comprehensive income to net income as the remaining hedged item affects net income.

     NON-HEDGE DERIVATIVE FINANCIAL INSTRUMENTS The Company also has certain derivatives that are used in interest rate, equity price and credit risk management strategies for which hedge accounting is not applied. These derivatives primarily consist of certain interest rate swap agreements, equity and financial futures contracts, interest rate cap and floor agreements, swaptions, option contracts, certain forward contracts for TBA mortgage securities and credit default swaps.

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

SECURITIES LOANED AND SECURITY REPURCHASE

     The Company's business activities, which include securities lending transactions, and securities sold under agreements to repurchase that primarily include a mortgage dollar roll program ("repurchase agreements"), and are used primarily to generate net investment income. The proceeds received from repurchase agreements also provide a source of liquidity. For repurchase agreements and securities lending transactions used to generate net investment income, the proceeds received are reinvested in short-term investments or fixed income securities. These transactions are short-term in nature (usually 30 days or less).

     The Company receives collateral for securities loaned in an amount generally equal to 102% of the fair value of securities and records the related obligations to return the collateral in other liabilities and accrued expenses. The carrying value of these obligations approximates fair value because of their relatively short-term nature. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary under the terms of the agreements to mitigate counterparty credit risk. The Company maintains the right and ability to redeem the securities loaned on short notice. Substantially all of the Company's securities loaned are placed with large brokerage firms.

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

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies, funding agreements (primarily backing medium-term notes) are considered investment contracts. Consideration received for such contracts is reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for maintenance, administration and surrender of the contract prior to contractually specified dates, and are recognized when assessed against the contractholder account balance.

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

     Contract charges for variable life and variable annuity products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death, income, withdrawal and accumulation benefits. Subsequent to our disposal of substantially all of our variable annuity business through reinsurance agreements with Prudential in 2006 (see Note 3), the contract charges and contract benefits related thereto are reported net of reinsurance ceded.

DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Costs that vary with and are primarily related to acquiring life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration and certain underwriting costs. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuities and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income. DAC is amortized to income and included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations and Comprehensive Income. DSI is reported in other assets and amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Consolidated Statements of Operations and Comprehensive Income. DAC and DSI are periodically reviewed for recoverability and written down if necessary.

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

     For internal exchanges of traditional life insurance, the unamortized balance of acquisition costs previously deferred under the original contracts are charged to income. The new acquisition costs associated with the exchange are deferred and amortized to income.

     For interest-sensitive life, annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. Actual amortization periods range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally result in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of total gross profits. AGP and EGP consists of the following components: benefit margins, primarily from mortality; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

     Changes in the amount or timing of EGP result in adjustments to the cumulative amortization of DAC and DSI. All such adjustments are reflected in the current results of operations.

     The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life, annuities and investment contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC and DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively, on the Consolidated Statements of Operations and Comprehensive Income.

     Any amortization of DAC or DSI that would result from changes in unrealized gains or losses had those gains or losses actually been realized during the reporting period is recorded net of tax in other comprehensive income.

     The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as deferred policy acquisition costs in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the life of the contracts acquired. These costs are amortized as profits emerge over the life of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $25 million and $37 million at December 31, 2006 and 2005, respectively. Amortization expense on the present value of future profits was $6 million, $8 million and $6 million for the years ended December 31, 2006, 2005 and 2004 respectively.

REINSURANCE

     In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from reinsurers (see Note 9). The Company has also used reinsurance to effect the acquisition or disposition of certain blocks of business. The amounts reported in the Consolidated Statements of Financial Position as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contract. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts or are earned ratably over the contract period to the extent coverage remains available. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of the reinsurers and establishes allowances for uncollectible reinsurance recoverables as appropriate.

GOODWILL

     Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The Company annually evaluates goodwill for impairment using a trading multiple analysis, which is a widely accepted valuation technique to estimate the fair value of its reporting units. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may be less than its fair value. Goodwill impairment evaluations indicated no impairment at December 31, 2006.

INCOME TAXES

     The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments, insurance reserves and DAC. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized.

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

SEPARATE ACCOUNTS

     Separate accounts assets and liabilities are carried at fair value. The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations. Separate accounts liabilities represent the contractholders' claims to the related assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Consolidated Statements of Operations and Comprehensive Income. Deposits to, and surrenders and withdrawals from the separate accounts are reflected in separate accounts liabilities and are not included in consolidated cash flows.

     Absent any contract provision wherein the Company provides a guarantee, which for variable annuities was reinsured to Prudential in 2006, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     Commitments to invest, commitments to purchase private placement securities, commitments to extend mortgage loans and credit guarantees have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Consolidated Statements of Financial Position (see Note 7 and Note
11).

CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("VIEs")

     The Company consolidates VIEs when it is the primary beneficiary of a VIE. A primary beneficiary has a variable interest that will absorb a majority of the expected losses or receive a majority of the entity's expected returns, or both (see Note 13).

ADOPTED ACCOUNTING STANDARDS

FINANCIAL ACCOUNTING STANDARDS BOARD STAFF POSITION NO. FAS 115-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("FSP FAS 115-1")

     The Company adopted Financial Accounting Standards Board ("FASB") FSP FAS 115-1 as of January 1, 2006. FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security. The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS" ("SFAS NO. 154")

     The Company adopted SFAS No. 154 on January 1, 2006. SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. The Company had no accounting changes or error corrections affected by the new standard.

SECURITIES AND EXCHANGE COMMISSION ("SEC") STAFF ACCOUNTING BULLETIN NO. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS" ("SAB 108")

     In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements. SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company's existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006. The Company's adoption of SAB 108 in the fourth quarter of 2006 for the fiscal year then ended did not have any effect on its results of operations or financial position.

STATEMENT OF POSITION 03-1, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS" ("SOP 03-1")

     On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP that affected the Company at the time of adoption are listed below. These provisions were primarily applicable to the business that was subsequently substantially reinsured on June 1, 2006 (see Note 3).

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

     The SOP required consideration of a range of potential results to estimate the cost of variable annuity death benefits and income benefits, which generally necessitated the use of stochastic modeling techniques. To maintain consistency with the assumptions used in the establishment of reserves for variable annuity guarantees, the Company utilized the results of this stochastic modeling to estimate expected gross profits, which form the basis for determining the amortization of DAC and DSI. This new modeling approach resulted in a lower estimate of expected gross profits, and therefore resulted in a write-down of DAC and DSI.

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

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ("AICPA") TECHNICAL PRACTICE AID ("TPA") RE. SOP 03-1

     In September 2004, the staff of the AICPA, aided by industry experts, issued a set of technical questions and answers on financial accounting and reporting issues related to SOP 03-1. The TPAs address a number of issues related to SOP 03-1 including when it was necessary to establish a liability in addition to the account balance for certain contracts such as single premium and universal life that meet the definition of an insurance contract and have amounts assessed against the contractholder in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function. The impact of adopting the provisions of the TPAs did not have a material effect on the results of operations or financial position of the Company.

PENDING ACCOUNTING STANDARDS

STATEMENT OF POSITION 05-1, "ACCOUNTING BY INSURANCE ENTERPRISES FOR DEFERRED ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF INSURANCE CONTRACTS" ("SOP 05-1")

     In October 2005, the American Institute of Certified Public Accountants ("AICPA") issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. In February 2007, the AICPA issued a set of eleven TPAs that provide interpretive guidance to be utilized, if applicable, at the date of adoption. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Based on the issued standard and the TPAs released in February 2007, the Company's estimated impacts of adoption will not have a material effect on its results of operations or financial position.

SFAS NO. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("SFAS NO. 155")

     In February 2006, the FASB issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The provisions of SFAS No. 155 are effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006. The Company elected not to remeasure its existing hybrid financial instruments at the date of adoption that contained embedded derivatives requiring bifurcation pursuant to paragraph 12 or 13 of SFAS No 133. The adoption of SFAS No. 155 is not expected to have a material effect on the results of operations or financial position of the Company.

FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION NO. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES", ("FIN 48")

     In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position's technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 will not have a material effect on the results of operations or financial position of the Company.

SFAS NO. 157, "FAIR VALUE MEASUREMENTS" ("SFAS NO. 157")

     In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company's financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company's current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("SFAS NO. 159")

     In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined, as is any decision concerning the early adoption of the standard.

3.   DISPOSITIONS

VARIABLE ANNUITY BUSINESS

     On June 1, 2006, ALIC, its subsidiary, Allstate Life Insurance Company of New York ("ALNY"), and the Corporation completed the disposal of substantially all of its variable annuity business pursuant to a definitive agreement (the "Agreement") with Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively "Prudential"). The disposal was effected through a combination of coinsurance and modified coinsurance reinsurance agreements (the "Reinsurance Agreements").

     As a result of the modified coinsurance reinsurance, the separate account assets remain on the Company's Consolidated Statements of Financial Position, but the related results of operations are fully reinsured to Prudential beginning on June 1, 2006 and presented net of reinsurance on the Consolidated Statements of Operations and Comprehensive Income. In contrast, $1.37 billion of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions. The general account liabilities of $1.49 billion as of December 31, 2006, however, remain on the Consolidated Statements of Financial Position with a corresponding reinsurance recoverable. For purposes of presentation in the Consolidated Statements of Cash Flows, the Company treated the reinsurance of substantially all the variable annuity business of ALIC and ALNY to Prudential as a disposition of operations, consistent with the substance of the transaction which was the disposition of a block of business accomplished through reinsurance. Accordingly, the net consideration transferred to Prudential of $744 million (computed as $1.37 billion of general account insurance liabilities transferred to Prudential on the closing date less consideration of $628 million), the cost of hedging the ceding commission received from Prudential of $69 million, pre-tax, and the costs of executing the transaction of $13 million, pre-tax, were classified as a disposition of operations in the cash flows from investing activities section of the Consolidated Statements of Cash Flows. The Reinsurance Agreements do not extinguish the Company's primary liability under the variable annuity contracts.

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

     Pursuant to the Agreement, the final market-adjusted consideration was $628 million. The disposal resulted in a gain of $77 million pretax for ALIC, which was deferred as a result of the disposition being executed through reinsurance. The deferred gain is included as a component of other liabilities and accrued expenses on the Consolidated Statements of Financial Position, and is amortized to loss on disposition of operations on the Consolidated Statements of Operations and Comprehensive Income over the life of the reinsured business which is estimated to be approximately 18 years. For ALNY, the transaction resulted in a loss of $9 million pretax. ALNY's reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC's deferred reinsurance gain, were included as a component of loss on disposition of operations on the Consolidated Statements of Operations and Comprehensive Income and amounted to $61 million, after-tax during 2006. During 2006, loss on disposition of operations on the Consolidated Statements of Operations and Comprehensive Income included $1 million, after-tax, of amortization of ALIC's deferred gain. DAC and DSI were reduced by $726 million and $70 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

     The separate account balances related to the modified coinsurance reinsurance were $15.07 billion as of December 31, 2006. Separate account balances totaling approximately $1.10 billion at December 31, 2006 relate primarily to the variable life business that is being retained by ALIC and ALNY, and some minimal variable annuity business in three affiliated companies that the Company plans to sell.

     In the five-months of 2006, prior to the disposition of ALIC's and ALNY's variable annuity business, ALIC's and ALNY's variable annuity business generated approximately $127 million in contract charges. In 2005 and 2004, ALIC's and ALNY's variable annuity business generated approximately $278 million and $244 million in contract charges, respectively. The separate account balances were $14.23 billion and general account balances were $1.81 billion as of December 31, 2005.

CHARTER NATIONAL LIFE INSURANCE COMPANY ("CHARTER") AND INTRAMERICA LIFE INSURANCE COMPANY ("INTRAMERICA")

     In 2005, the Company entered into negotiations to sell two of its wholly owned subsidiaries, Charter National Life Insurance Company ("Charter") and Intramerica Life Insurance Company ("Intramerica"), and recognized an estimated loss on disposition of $4 million ($1 million, after-tax). During 2005, a definitive agreement was reached for which the buyer failed to gain regulatory approval. The subsidiaries whose assets, excluding reinsurance recoverables due from ALIC, totaled approximately $427 million at December 31, 2006 ($106 million and $292 million are classified as reinsurance recoverables and separate accounts, respectively) are still held for sale.

4. SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $39 million, $51 million and $79 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     Liabilities for collateral received in conjunction with the Company's securities lending and other business activities and for funds received from the Company's security repurchase business activities were $2.29 billion, $2.23 billion and $2.93 billion at December 31, 2006, 2005, and 2004, respectively, and are reported in other liabilities and accrued expenses in the Consolidated Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

(IN MILLIONS)                                                             2006      2005      2004
                                                                        -------   -------   -------
NET CHANGE IN PROCEEDS MANAGED
Net change in fixed income securities                                   $    96   $  (221)  $  (305)
Net change in short-term investments                                       (159)      918      (705)
                                                                        -------   -------   -------
   Operating cash flow (used) provided                                  $   (63)  $   697   $(1,010)
                                                                        =======   =======   =======
NET CHANGE IN LIABILITIES
Liabilities for collateral and security repurchase, beginning of year   $(2,231)  $(2,928)  $(1,918)
Liabilities for collateral and security repurchase, end of year          (2,294)   (2,231)   (2,928)
                                                                        -------   -------   -------
   Operating cash flow provided (used)                                  $    63   $  (697)  $ 1,010
                                                                        =======   =======   =======

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

5. RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company uses services performed by its affiliates, AIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs allocated to the Company (see Note 15), were $494 million, $410 million, and $322 million in 2006, 2005 and 2004, respectively. A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income as described in Note 2.

STRUCTURED SETTLEMENT ANNUITIES

     The Company issued $72 million, $235 million and $98 million of structured settlement annuities, a type of immediate annuity, in 2006, 2005 and 2004, respectively, at prices determined based upon interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC. Of these amounts, $10 million, $9 million and $27 million relate to structured settlement annuities with life contingencies and are included in premium income for 2006, 2005, and 2004, respectively. In most cases, these annuities were issued under a "qualified assignment" whereby prior to July 1, 2001 Allstate Settlement Corporation ("ASC"), and on and subsequent to July 1, 2001 Allstate Assignment Corporation ("AAC"), both wholly owned subsidiaries of ALIC, purchased annuities from ALIC and assumed AIC's obligation to make future payments.

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

     Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.92 billion and $4.94 billion at December 31, 2006 and 2005, respectively.

BROKER/DEALER AGREEMENT

     The Company receives underwriting and distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker/dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. The Company incurred $44 million, $46 million and $44 million of commission and other distribution expenses for the years ending December 31, 2006, 2005 and 2004, respectively.

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

REINSURANCE TRANSACTIONS

     In 2005, the Company received fixed income securities with a fair value and amortized cost of $381 million and $358 million, respectively, and $5 million of accrued investment income for the settlement of a $386 million premium receivable due from AHL, an unconsolidated affiliate of the Company. The receivable related to two coinsurance agreements entered into in 2004 whereby the Company assumed certain interest-sensitive life insurance and fixed annuity contracts from AHL. Since the transaction was between affiliates under common control, the securities were recorded at amortized cost as of the date of settlement. The difference between the amortized cost and fair value of the securities, which increased accumulated other comprehensive income by $23 million, was recorded as a non-cash dividend of $23 million ($15 million, after-tax). Thus, the net effect on shareholder's equity was zero. In 2004, as a result of the transaction, the Company recorded a premium receivable of $386 million, DAC of $24 million, policy loans of $16 million, and contractholder funds of $379 million. Since the Company received assets in excess of net liabilities from an affiliate under common control, the Company recognized a gain of $47 million ($31 million, after-tax), which was recorded as a non-cash capital contribution. In accordance with the coinsurance agreements, for 2006, 2005 and 2004, the Company assumed premiums and contract charges of $16 million, $17 million and $14 million, respectively; contract benefits of $11 million, $10 million and $11 million, respectively; and interest credited to contractholder funds of $24 million, $32 million and $36 million, respectively.

     The Company has reinsurance contracts with Columbia, a former unconsolidated affiliate of the Company. In November 2004, the Corporation disposed of Columbia pursuant to a stock purchase agreement with Verde Financial Corporation. As of June 1, 2004, the Company converted a modified coinsurance contract with Columbia to a coinsurance contract to assume 100% of fixed annuity business in force as of June 30, 2000 and new business written prior to the disposition of Columbia. In addition, the Company entered into a coinsurance contract with Columbia to assume 100% of traditional life and accident and health business in force as of June 1, 2004. As a result of these transactions, the Company received assets in excess of net liabilities from an affiliate under common control and recognized a gain of $15 million ($10 million, after-tax), which was recorded as a non-cash capital contribution. Both agreements are continuous but may be terminated by the Company in the event of Columbia's non-payment of reinsurance amounts due. As of May 31, 2001, Columbia ceased issuing new contracts. During 2006, 2005 and 2004, the Company assumed $0.1 million, $0.2 million and $14 million, respectively, in premiums and contract charges from Columbia.

     The Company has a contract to assume nearly all credit insurance written by AIC. This agreement is continuous but may be terminated by either party with 60 days notice. The Company did not assume premiums from AIC in 2006 and 2005. The Company assumed premiums from AIC in the amount of $0.3 million in 2004.

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

DEBT

     On December 27, 2006, the Company issued an intercompany note in the amount of $500 million payable to its parent, AIC, on demand and, in any event, by March 30, 2007. This note has an interest rate of 5.25% and is reflected as note payable to parent on the Company's Consolidated Statements of Financial Position.

     On June 30, 2006, under an existing agreement with Kennett Capital, Inc. ("Kennett"), an unconsolidated affiliate of ALIC, ALIC sold Kennett a $100 million redeemable surplus note issued by ALIC Reinsurance Company, a wholly owned subsidiary of ALIC. The surplus note is due June 1, 2036 with an initial rate of 6.18% that will reset once every ten years to the then current ten year Constant Maturity Treasury yield ("CMT"), plus 1.14%. As payment, Kennett issued a full recourse note due June 1, 2036 to ALIC for the same amount with an initial interest rate of 5.98% that will reset once every ten years to the then current ten year CMT, plus 0.94%. The note due from Kennett is classified as other investments and the related surplus note is classified as long-term debt in the Condensed Consolidated Statements of Financial Position. In 2006, the Company incurred $4 million of interest expense related to this surplus note, which is reflected as a component of operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income.

     On August 1, 2005, ALIC entered into an agreement with Kennett, whereby ALIC sold to Kennett a $100 million 5.06% surplus note due July 1, 2035 issued by ALIC Re. As payment, Kennett issued a full recourse 4.86% note due July 1, 2035 to ALIC for the same amount. As security for the performance of Kennett's obligations under the agreement and note, Kennett granted ALIC a pledge of and security interest in Kennett's right, title and interest in the surplus notes and their proceeds. Under the terms of the agreement, ALIC may sell and Kennett may choose to buy additional surplus notes, if and when additional surplus notes are issued. The note due from Kennett is classified as other investments and the related surplus notes are classified as long-term debt in the Consolidated Statements of Financial Position (see Note 13). In 2006 and 2005, the Company incurred $5 million and $2 million of interest expense related to this surplus note, which is reflected as a component of operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income.

     As of December 31, 2006 and 2005, the Company's Consolidated Statements of Financial Position included redeemable preferred stock - Series A ("redeemable preferred stock") issued to Northbook Holdings, LLC, a wholly owned subsidiary of AIC. The Company's Board of Directors declared and paid cash dividends on the redeemable preferred stock from time to time, but not more frequently than quarterly. The dividends were based on the three-month LIBOR rate. Dividends of $1 million, $2 million and $2 million were incurred and paid during 2006, 2005, and 2004, respectively, and included as a component of operating costs and expenses on the Consolidated Statements of Operations. At December 31, 2006 and 2005, redeemable preferred stock totaling $6 million and $32 million, respectively, was classified as mandatorily redeemable and therefore was included as a component of long-term debt on the Consolidated Statements of Financial Position. During both 2006 and 2005, $26 million of mandatorily redeemable preferred stock was redeemed. In addition to the portion of the redeemable preferred stock that was classified as mandatorliy redeemable, redeemable preferred stock totaling $5 million was included as a component of shareholder's equity on the Consolidated Statements of Financial Position as of December 31, 2006 and 2005. All remaining redeemable preferred stock, including the portion classified as mandatorily redeemable and included as a component of long-term debt and the portion classified as shareholder's equity as of December 31, 2006, was redeemed in the first quarter of 2007.

     The Company has an intercompany loan agreement with The Allstate Corporation. The amount of intercompany loans available to the Company is at the discretion of The Allstate Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Company had no amounts outstanding under the intercompany loan agreement at December 31, 2006 and 2005. The Corporation uses commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

6. INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                    GROSS UNREALIZED
                                        AMORTIZED   ----------------    FAIR
(IN MILLIONS)                             COST        GAINS   LOSSES    VALUE
                                        ---------    ------   ------   -------
AT DECEMBER 31, 2006
U.S. government and agencies             $ 2,763     $  736   $  (3)   $ 3,496
Municipal                                  4,732        101     (43)     4,790
Corporate (1)                             33,823        811    (325)    34,309
Foreign government                         1,709        317      (3)     2,023
Mortgage-backed securities                 4,543         31     (56)     4,518
Commercial mortgage-backed securities      7,597         64     (61)     7,600
Asset-backed securities                    5,663         34     (16)     5,681
Redeemable preferred stock                    21          1      --         22
                                         -------     ------   -----    -------
   Total fixed income securities         $60,851     $2,095   $(507)   $62,439
                                         =======     ======   =====    =======
AT DECEMBER 31, 2005
U.S. government and agencies             $ 2,639     $  850   $  (2)   $ 3,487
Municipal                                  4,291        167     (15)     4,443
Corporate (1)                             33,437      1,216    (273)    34,380
Foreign government                         1,727        374      (2)     2,099
Mortgage-backed securities                 5,742         29     (78)     5,693
Commercial mortgage-backed securities      6,745         50     (63)     6,732
Asset-backed securities                    5,114         32     (28)     5,118
Redeemable preferred stock                    22          3      --         25
                                         -------     ------   -----    -------
   Total fixed income securities         $59,717     $2,721   $(461)   $61,977
                                         =======     ======   =====    =======

----------
(1) Amortized cost and fair value of Corporate fixed income securities include bank loans which are reflected at amortized cost of $982 million and $945 million at December 31, 2006 and 2005, respectively.

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2006:

                                         AMORTIZED    FAIR
(IN MILLIONS)                              COST       VALUE
                                         ---------   -------
Due in one year or less                   $ 1,209    $ 1,213
Due after one year through five years      11,306     11,415
Due after five years through ten years     16,087     16,372
Due after ten years                        22,043     23,240
                                          -------    -------
                                           50,645     52,240
Mortgage- and asset-backed securities      10,206     10,199
                                          -------    -------
   Total                                  $60,851    $62,439
                                          =======    =======

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

NET INVESTMENT INCOME

   Net investment income for the years ended December 31 is as follows:

(IN MILLIONS)                           2006     2005     2004
                                       ------   ------   ------
Fixed income securities                $3,578   $3,377   $3,072
Mortgage loans                            508      469      435
Equity securities                          44       37       24
Other                                     184       19     (143)
                                       ------   ------   ------
   Investment income, before expense    4,314    3,902    3,388
   Investment expense                     257      195      128
                                       ------   ------   ------
      Net investment income            $4,057   $3,707   $3,260
                                       ======   ======   ======

     Net investment income from equity securities includes income from partnership interests of $42 million, $35 million and $19 million for the years ended December 31, 2006, 2005 and 2004, respectively.

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

(IN MILLIONS)                                        2006   2005   2004
                                                     ----   ----   ----
Fixed income securities                              $(96)  $(94)  $(87)
Equity securities                                       4      7     11
Other investments                                      13    106     65
                                                     ----   ----   ----
   Realized capital gains and losses, pre-tax         (79)    19    (11)
   Income tax (expense) benefit                        28     (7)     3
                                                     ----   ----   ----
      Realized capital gains and losses, after-tax   $(51)  $ 12   $ (8)
                                                     ====   ====   ====

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

(IN MILLIONS)                                        2006    2005   2004
                                                     ----   -----   ----
Write-downs                                          $(21)  $ (24)  $(81)
Dispositions (1)                                      (89)     88    129
Valuation of derivative instruments                   (17)   (105)   (66)
Settlement of derivative instruments                   48      60      7
                                                     ----   -----   ----
   Realized capital gains and losses, pre-tax         (79)     19    (11)
   Income tax benefit (expense)                        28      (7)     3
                                                     ----   -----   ----
      Realized capital gains and losses, after-tax   $(51)  $  12   $ (8)
                                                     ====   =====   ====

----------
(1) Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. The Company recognized losses of $60 million and $67 million in 2006 and 2005, respectively, due to changes in intent to hold impaired securities. There were no losses recognized due to a change in intent during 2004.

     Gross gains of $104 million, $199 million and $189 million and gross losses of $233 million, $132 million and $157 million were realized on sales of fixed income securities during 2006, 2005 and 2004, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

                                                                      GROSS UNREALIZED
                                                              FAIR    ----------------   UNREALIZED NET
(IN MILLIONS)                                                VALUE     GAINS    LOSSES   GAINS (LOSSES)
                                                            -------   ------   -------   --------------
AT DECEMBER 31, 2006
Fixed income securities                                     $62,439   $2,095    $(507)       $ 1,588
Equity securities                                               533       11       --             11
Derivative instruments (1)                                      (16)       2      (18)           (16)
                                                                                             -------
   Total                                                                                       1,583
Amount recognized for: (2)
   Premium deficiency reserve                                                                 (1,129)
   Deferred policy acquisition and sales inducement costs                                         46
                                                                                             -------
      Total                                                                                   (1,083)
   Deferred income taxes                                                                        (175)
                                                                                             -------
Unrealized net capital gains and losses                                                      $   325
                                                                                             =======

                                                                      GROSS UNREALIZED
                                                              FAIR    ----------------   UNREALIZED NET
(IN MILLIONS)                                                VALUE     GAINS    LOSSES   GAINS (LOSSES)
                                                            -------   ------   -------   --------------
AT DECEMBER 31, 2005
Fixed income securities                                     $61,977   $2,721    $(461)       $ 2,260
Equity securities                                               324        6       (1)             5
Derivative instruments (1)                                       (6)      --       (6)            (6)
                                                                                             -------
   Total                                                                                       2,259
Amount recognized for: (2)
   Premium deficiency reserve                                                                 (1,343)
   Deferred policy acquisition and sales inducement costs                                        (12)
                                                                                             -------
      Total                                                                                   (1,355)
   Deferred income taxes                                                                        (316)
                                                                                             -------
Unrealized net capital gains and losses                                                      $   588
                                                                                             =======

----------
(1) Included in the fair value of derivative securities are $(7) million and $(4) million classified as assets and $9 million and $2 million classified as liabilities at December 31, 2006 and 2005, respectively.

(2) See Note 2, Summary of Significant Accounting Policies for deferred policy acquisition and sales inducement costs and reserve for life-contingent contract benefits.

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(IN MILLIONS)                                                2006     2005     2004
                                                            -----   -------   -----
Fixed income securities                                     $(672)  $(1,067)  $ 150
Equity securities                                               6        (4)      5
Derivative instruments                                        (10)       17     (21)
                                                            -----   -------   -----
   Total                                                     (676)   (1,054)    134
Amounts recognized for:
   Premium deficiency reserve                                 214      (254)   (157)
   Deferred policy acquisition and sales inducement costs      58       653     (39)
                                                            -----   -------   -----
      Total                                                   272       399    (196)
Deferred income taxes                                         141       230      22
                                                            -----   -------   -----
Decrease in unrealized net capital gains and losses         $(263)  $  (425)  $ (40)
                                                            =====   =======   =====

PORTFOLIO MONITORING

     Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest;
3) the duration and extent to which the fair value has been less than cost for equity securities or amortized cost for fixed income securities; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

     The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

                                                  LESS THAN 12 MONTHS             12 MONTHS OR MORE
                                           -----------------------------   -----------------------------
                                           NUMBER                          NUMBER                            TOTAL
                                             OF       FAIR    UNREALIZED     OF      FAIR     UNREALIZED   UNREALIZED
$ IN MILLIONS                              ISSUES    VALUE      LOSSES     ISSUES    VALUE      LOSSES        LOSSES
                                           ------   -------   ----------   ------   -------   ----------   ----------
AT DECEMBER 31, 2006
Fixed income securities
   U.S. government and agencies                11   $   177     $  (1)        12   $    87     $  (2)      $  (3)
   Municipal                                  184     1,018       (20)       143       558       (23)        (43)
   Corporate                                  477     6,114       (80)       607     7,665      (245)       (325)
   Foreign government                           7        40        (1)         8       113        (2)         (3)
   Mortgage-backed securities                 232       753        (6)       722     1,933       (50)        (56)
   Commercial mortgage-backed securities      131     1,624       (10)       224     2,272       (51)        (61)
   Asset-backed securities                    100       881        (5)        59       523       (11)        (16)
   Redeemable preferred stock                   1         7        --         --        --        --          --
                                            -----   -------     ------     -----   -------     -----       -----
      Total fixed income securities         1,143    10,614      (123)     1,775    13,151      (384)       (507)
Equity securities                              --        --        --         --        --        --          --
                                            -----   -------     ------     -----   -------     -----       -----
      Total fixed income & equity
         securities                         1,143   $10,614     $(123)     1,775   $13,151     $(384)      $(507)
                                            =====   =======     ======     =====   =======     =====       =====
Investment grade fixed income securities    1,081   $10,169     $(113)     1,723   $12,804     $(368)      $(481)
Below investment grade fixed income
   securities                                  62       445       (10)        52       347       (16)        (26)
                                            -----   -------     ------     -----   -------     -----       -----
      Total fixed income securities         1,143   $10,614     $(123)     1,775   $13,151     $(384)      $(507)
                                            =====   =======     ======     =====   =======     =====       =====
AT DECEMBER 31, 2005
Fixed income securities
   U.S. government and agencies                13   $    99     $  (2)         3   $     8     $  --       $  (2)
   Municipal                                  160       878       (12)        25        96        (3)        (15)
   Corporate                                  819     9,936      (193)       168     1,962       (80)       (273)
   Foreign government                          21       291        (2)         2        20        --          (2)
   Mortgage-backed securities                 755     3,694       (60)       222       587       (18)        (78)
   Commercial mortgage-backed securities      321     3,727       (53)        36       329       (10)        (63)
   Asset-backed securities                    119     1,162       (12)        48       359       (16)        (28)
   Redeemable preferred stock                  --        --        --         --        --        --          --
                                            -----   -------     -----      -----   -------     -----       -----
      Total fixed income securities         2,208    19,787      (334)       504     3,361      (127)       (461)
Equity securities                               2         9        (1)        --        --        --          (1)
                                            -----   -------     -----      -----   -------     -----       -----
      Total fixed income & equity
         securities                         2,210   $19,796     $(335)       504    $3,361     $(127)      $(462)
                                            =====   =======     ======     =====   =======     =====       =====
Investment grade fixed income securities    2,076   $19,203     $(314)       488   $ 3,227     $(112)      $(426)
Below investment grade fixed income
   securities                                 132       584       (20)        16       134       (15)        (35)
                                            -----   -------     -----      -----   -------     -----       -----
      Total fixed income securities         2,208   $19,787     $(334)       504   $ 3,361     $(127)      $(461)
                                            =====   =======     =====      =====   =======     =====       =====

     As of December 31, 2006, $506 million of unrealized losses related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $506 million, $481 million related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion; or aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

     As of December 31, 2006, the remaining $1 million of unrealized losses related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost and related to below investment grade fixed income securities. These securities were evaluated based on factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations. The Company expects eventual recovery of these securities. Every security was included in our portfolio monitoring process.

     As of December 31, 2006, the Company had the intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover.

     As of December 31, 2006 and 2005, the carrying value for cost method investments was $362 million and $213 million, respectively, which primarily included limited partnership interests in fund investments. Each cost method investment was evaluated utilizing certain criteria such as a measurement of the Company's percentage share of the investee's equity relative to the carrying value and certain financial trends to determine if an event or change in circumstance occurred that could indicate an other-than-temporary impairment existed. Investments meeting any one of these criteria were further evaluated and, if it was determined that an other-than-temporary impairment existed, the investment was written down to the estimated fair value. The estimated fair value was generally based on the fair value of the underlying investments in the limited partnership funds. It is not practicable to estimate the fair value of each cost method investment in accordance with paragraphs 14 and 15 of SFAS 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") because the investments are private in nature and do not trade frequently. In addition, the information that would be utilized to estimate fair value is not readily available. In both 2006 and 2005, the Company had write-downs of $0.1 million related to cost method investments that were other-than-temporarily impaired.

MORTGAGE LOAN IMPAIRMENT

     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     The net carrying value of impaired loans at December 31, 2006 and 2005 was $5 million and $3 million, respectively. No valuation allowances were held at December 31, 2006 or 2005 because the fair value of the collateral was greater than the recorded investment in the loans.

     Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise the cash basis is used. The Company recognized interest income on impaired loans of $0.4 million, $0.2 million and $2 million during 2006, 2005 and 2004, respectively. The average balance of impaired loans was $5 million, $6 million and $29 million during 2006, 2005 and 2004, respectively.

     No valuation allowances were charged to operations in 2006 or 2005. In 2004, a valuation allowance of $1 million was charged to operations and $1 million of a balance previously written off was recovered.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS

     The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represents more than 5% of the portfolio at December 31, 2006 and 2005.

(% OF MUNICIPAL BOND PORTFOLIO CARRYING VALUE)    2006    2005
                                                  ----    ----
California                                        20.4%   22.2%
New York                                          10.6     6.5
New Jersey                                         7.8     9.6
Texas                                              5.4     6.8
Pennsylvania                                       5.2     5.4

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5% of the portfolio at December 31, 2006 and 2005.

(% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)    2006    2005
                                                       ----    ----
California                                             19.3%   16.6%
Illinois                                                9.7     8.5
Texas                                                   7.6     8.1
Pennsylvania                                            5.7     6.6
New York                                                5.1     5.7

     The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)    2006     2005
                                                      -----    -----
Office buildings                                       34.7%    32.4%
Retail                                                 25.7     22.6
Warehouse                                              20.5     23.2
Apartment complex                                      15.5     18.4
Industrial                                              1.1      1.2
Other                                                   2.5      2.2
                                                      -----    -----
   Total                                              100.0%   100.0%
                                                      =====    =====

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2006 for loans that were not in foreclosure are as follows:

                  NUMBER OF   CARRYING
($ IN MILLIONS)     LOANS       VALUE    PERCENT
                  ---------   --------   -------
2007                  39       $  301       3.5%
2008                  75          576       6.6
2009                 118        1,156      13.3
2010                 103        1,299      14.9
2011                 101        1,248      14.4
Thereafter           453        4,110      47.3
                     ---       ------     -----
   Total             889       $8,690     100.0%
                     ===       ======     =====

     In 2006, $419 million of commercial mortgage loans were contractually due. Of these, 70% were paid as due, 24% were refinanced at prevailing market terms and 6% were extended for less than one year. None were foreclosed or in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

CONCENTRATION OF CREDIT RISK

     At December 31, 2006, the Company is not exposed to any credit concentration of risk of a single issuer and its affiliates greater than 10% of the Company's shareholder's equity.

SECURITIES LOANED AND SECURITY REPURCHASE

     The Company's business activities include securities lending programs with third parties, mostly large brokerage firms. At December 31, 2006 and 2005, fixed income securities with a carrying value of $1.74 billion and $1.81 billion, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $5 million, $5 million and $4 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

     As part of its business activities, the Company sells securities under agreements to repurchase, primarily including a mortgage dollar roll program. At December 31, 2006 and 2005, the Company had $143 million and $87 million, respectively, of securities that were subject to repurchase agreements. For repurchase agreements, an offsetting liability is recorded in other liabilities and accrued expenses to account for the Company's obligation to return these funds.

Interest income recorded as a result of the program was $1 million, $9 million and $23 million for the years ended December 31, 2006, 2005 and 2004, respectively.

OTHER INVESTMENT INFORMATION

     Included in fixed income securities are below investment grade assets totaling $3.26 billion and $3.13 billion at December 31, 2006 and 2005, respectively.

     At December 31, 2006, fixed income securities with a carrying value of $58 million were on deposit with regulatory authorities as required by law.

     At December 31, 2006, the carrying value of fixed income securities that were non-income producing was $10 million. No other investments were non-income producing at December 31, 2006.

7. FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including DAC and DSI and reinsurance recoverables, net) and liabilities (including reserve for life-contingent contract benefits, contractholder funds pertaining to interest-sensitive life contracts and deferred income taxes) are not included in accordance with SFAS No. 107. Other assets and liabilities considered financial instruments such as accrued investment income and cash are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS

                           DECEMBER 31, 2006     DECEMBER 31, 2005
                          -------------------   -------------------
                          CARRYING     FAIR      CARRYING    FAIR
(IN MILLIONS)               VALUE      VALUE       VALUE     VALUE
                          --------   --------    --------   -------
Fixed income securities    $62,439    $62,439     $61,977   $61,977
Mortgage loans               8,690      8,761       8,108     8,290
Equity securities               72         72          67        67
Short-term investments         805        805         927       927
Policy loans                   752        752         729       729
Separate accounts           16,174     16,174      15,235    15,235

     Fair values of publicly traded fixed income securities are based upon quoted market prices or dealer quotes. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models, which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs, or independent third party pricing sources. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. At December 31, 2006 and 2005, equity securities in the table above exclude $461 million and $257 million, respectively, of limited partnership interests, which are accounted for based on the cost method or equity method of accounting (see Notes 2 and 6). The remaining equity securities reflect common and preferred stocks, which are valued based principally on quoted market prices. Short-term investments are highly liquid investments with maturities of one year or less whose carrying values are deemed to approximate fair value. The carrying value of policy loans is deemed to approximate fair value. Separate accounts assets are carried in the Consolidated Statements of Financial Position at fair value based on quoted market prices.

FINANCIAL LIABILITIES

                                                      DECEMBER 31, 2006    DECEMBER 31, 2005
                                                     ------------------   ------------------
                                                     CARRYING     FAIR    CARRYING     FAIR
(IN MILLIONS)                                          VALUE     VALUE     VALUE       VALUE
                                                     --------   -------   --------   -------
Contractholder funds on investment contracts          $52,143   $50,124    $50,253   $48,269
Note payable to parent                                    500       500         --        --
Long-term debt                                            206       206        181       181
Liability for collateral and repurchase agreements      2,294     2,294      2,231     2,231
Separate accounts                                      16,174    16,174     15,235    15,235

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements under the provisions of SFAS No. 107. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies and funding agreements are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at fair value in the consolidated financial statements.

     The carrying value of the note payable to parent is deemed to approximate fair value due to the short-term nature of the note. The carrying value of long-term debt is deemed to approximate fair value. Liability for collateral and repurchase agreements is valued at carrying value due to its short-term nature. Separate accounts liabilities are carried at the fair value of the underlying assets.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company primarily uses derivatives for risk reduction and asset replication. In addition, the Company has derivatives embedded in financial instruments, which are required to be separated and accounted for as derivative instruments. With the exception of derivatives used for asset replication and embedded derivatives which are required to be separated, all of the Company's derivatives are evaluated for their ongoing effectiveness as either accounting or non-hedge derivative financial instruments on at least a quarterly basis (see
Note 2). The Company does not use derivatives for trading purposes. Non-hedge accounting is used for "portfolio" level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to permit the application of SFAS 133's hedge accounting model. The principal benefit of a "portfolio" level strategy is in its cost savings through its ability to use fewer derivatives with larger notional amounts.

     Asset-liability management is a risk management strategy that is principally employed to align the respective interest-rate sensitivities of assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps and floors are acquired to change the interest rate characteristics of existing assets and liabilities to ensure a properly matched relationship is maintained and to reduce exposure to rising or falling interest rates. The Company uses financial futures to hedge anticipated asset and liability purchases and financial futures and options for hedging the Company's equity exposure contained in equity indexed and variable annuity product contracts that offer equity returns to contractholders. In addition, the Company also uses interest rate swaps to hedge interest rate risk inherent in funding agreements and foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements.

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

     The Company has derivatives that are embedded in non-derivative "host" contracts. The Company's primary embedded derivatives are conversion options in fixed income investments, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock; equity options in annuity product contracts, which provide equity returns to contractholders; and equity-indexed notes containing equity call options, which provide a coupon payout based upon one or more indices.

In the tables that follow:

     The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these agreements.

     Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. For exchange traded derivative contracts, the fair value is based on dealer or exchange quotes. The exchange requires margin deposits as well as daily cash settlements of margin. As of December 31, 2006, the Company pledged $22 million of securities in the form of margin deposits. The fair value of non-exchange traded derivative contracts, including embedded derivative financial instruments subject to bifurcation, is based on either independent third party pricing sources, including broker quotes, or widely accepted pricing and valuation models which use independent third party data as inputs.

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

($ IN MILLIONS)                           2006                           2005
                             -----------------------------  -----------------------------
                                            FAIR VALUE                     FAIR VALUE
                                       -------------------            -------------------   IMPACT TO PRETAX
                                       FAIR   CASH                     FAIR   CASH              INCOME
                             NOTIONAL  VALUE  FLOW    NON-  NOTIONAL  VALUE   FLOW   NON-  ------------------
                              AMOUNT   HEDGE  HEDGE  HEDGE   AMOUNT   HEDGE  HEDGE  HEDGE  2006   2005  2004
                             --------  -----  -----  -----  --------  -----  -----  -----  ----  -----  ----
RISK REDUCTION
   Interest rate exposure     $25,819   $ 24   $ --   $ 43   $22,304   $ 12    $--  $  82  $(45) $(161) $(241)
   Macro hedging                3,425     --     --      1     3,319     --     --      1    16     (9)   (32)
   Hedging of equity
      exposure in annuity
      contracts                 4,722     --    --     125     4,523     --     --     66   103     20     53
   Hedging interest rate
      and foreign currency
      risk inherent in
      funding agreements        1,948    366    --      --     2,501    327     --     --    13     77    143
   Other                          470      3    (17)    (4)      642      3     (6)    (1)  (75)   (10)    (8)

ASSET REPLICATION                 395     --    --       2       432     --     --     --     4      2      1

EMBEDDED DERIVATIVES
   Convertibles                   488     --    --     187       453     --     --    159    51     27     14
   Equity indexed notes           625     --    --     305       325     --     --    133    49     19     --
   Annuity contracts            6,122     --    --    (171)    4,494     --     --   (113)  (57)    (8)    13
                              -------   ----   ----   ----   -------   ----    ---  -----  ----  -----  -----
TOTAL                         $44,014   $393   $(17)  $488   $38,993   $342    $(6) $ 327  $ 59  $ (43) $ (57)
                              =======   ====   ====   ====   =======   ====    ===  =====  ====  =====  =====

     Derivative instruments are recorded at fair value and presented in the Consolidated Statements of Financial Position as of December 31, as follows:

                                                CARRYING VALUE
                                         -----------------------------
                                             ASSETS      (LIABILITIES)
                                         -------------   -------------
(IN MILLIONS)                             2006    2005    2006    2005
                                         ------   ----   -----   -----
Fixed income securities                  $  492   $292   $  --   $  --
Other investments                           666    522      --      --
Other assets                                  3      3      --      --
Contractholder funds                         --     --    (171)   (113)
Other liabilities and accrued expenses       --     --    (126)    (41)
                                         ------   ----   -----   -----
   Total                                 $1,161   $817   $(297)  $(154)
                                         ======   ====   =====   =====

     For cash flow hedges, unrealized net pre-tax losses included in accumulated other comprehensive income were $(16) million and $(6) million at December 31, 2006 and 2005, respectively. The net pre-tax changes in accumulated other comprehensive income due to cash flow hedges resulted from changes in fair value of $(10) million, $17 million, and $(18) million in 2006, 2005 and 2004, respectively, and the amortization of gains to income of $3 million in 2004. Amortization to net income of accumulated other comprehensive income related to cash flow hedges is expected to be less than $1 million in 2007.

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2006.

                                                                                    CARRYING VALUE
                                                            NOTIONAL     FAIR   ----------------------
($ IN MILLIONS)                                              AMOUNT     VALUE   ASSETS   (LIABILITIES)
                                                            --------    -----   ------   -------------
INTEREST RATE CONTRACTS
Interest rate swap agreements                               $14,529     $  24   $   30       $  (6)
Financial futures contracts                                   3,626         1        1          --
Interest rate cap and floor agreements                       12,065        27       26           1
                                                            -------     -----   ------       -----
Total interest rate contracts                                30,220        52       57          (5)
EQUITY AND INDEX CONTRACTS
Options, financial futures, and warrants                      4,521       125      233        (108)
FOREIGN CURRENCY CONTRACTS
Foreign currency swap agreements                              1,551       362      375         (13)
CREDIT DEFAULT SWAPS USED FOR ASSET REPLICATION                 395         2        1           1
EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS
Guaranteed accumulation benefit (1)                           1,608         7       --           7
Guaranteed withdrawal benefit (1)                             1,067         1       --           1
Conversion options in fixed income securities                   488       187      187          --
Equity-indexed call options in fixed income securities          625       305      305          --
Equity-indexed and forward starting options in life and
   annuity product contracts                                  3,343      (189)      --        (189)
Other embedded derivative financial instruments                 104        10       --          10
                                                            -------     -----   ------       -----
Total embedded derivative financial instruments               7,235       321      492        (171)
OTHER DERIVATIVE FINANCIAL INSTRUMENTS                           92         2        3          (1)
                                                            -------     -----   ------       -----
TOTAL DERIVATIVE FINANCIAL INSTRUMENTS                      $44,014     $ 864   $1,161       $(297)
                                                            =======     =====   ======       =====

(1) These embedded derivative financial instruments relate to the Company's variable annuity business, which was fully reinsured to Prudential effective June 1, 2006 (see Note 3).

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2005:

                                                                                 CARRYING VALUE
                                                          NOTIONAL    FAIR   ----------------------
($ IN MILLIONS)                                            AMOUNT    VALUE   ASSETS   (LIABILITIES)
                                                          --------   -----   ------   -------------
INTEREST RATE CONTRACTS
Interest rate swap agreements                              $11,512   $  43    $ 49       $  (6)
Financial futures contracts                                  4,188       1       1          --
Interest rate cap and floor agreements                      10,792      51      49           2
                                                           -------   -----    ----       -----
Total interest rate contracts                               26,492      95      99          (4)
EQUITY AND INDEX CONTRACTS
Options, financial futures, and warrants                     3,948      66     101         (35)
FOREIGN CURRENCY CONTRACTS
Foreign currency swap agreements                             2,765     321     323          (2)
Foreign currency futures contracts                              31      --      --          --
                                                           -------   -----    ----       -----
Total foreign currency contracts                             2,796     321     323          (2)
CREDIT DEFAULT SWAPS USED FOR ASSET REPLICATION                432      --      --          --
EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS
Guaranteed accumulation benefit                              1,208       2      --           2
Guaranteed withdrawal benefit                                  532      --      --          --
Conversion options in fixed income securities                  453     159     159          --
Equity-indexed call options in fixed income securities         325     133     133          --
Equity-indexed and forward starting options in life and
   annuity product contracts                                 2,650    (120)     --        (120)
Other embedded derivative financial instruments                132       4      (1)          5
                                                           -------   -----    ----       -----
Total embedded derivative financial instruments              5,300     178     291        (113)
OTHER DERIVATIVE FINANCIAL INSTRUMENTS                          25       3       3          --
                                                           -------   -----    ----       -----
TOTAL DERIVATIVE FINANCIAL INSTRUMENTS                     $38,993   $ 663    $817       $(154)
                                                           =======   =====    ====       =====

     The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company uses master netting agreements for over-the-counter derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap and certain option agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2006, counterparties pledged $357 million in cash to the Company and the Company pledged $10 million in securities to counterparties. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any associated potential credit risk.

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

     The following table summarizes the counterparty credit exposure by counterparty credit rating at December 31, as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap and certain option agreements.

($ IN MILLIONS)

($ IN MILLIONS)                           2006                                                   2005
                  ----------------------------------------------------   ----------------------------------------------------
                  NUMBER OF                                EXPOSURE,     NUMBER OF                                EXPOSURE,
                   COUNTER-   NOTIONAL      CREDIT          NET OF        COUNTER-   NOTIONAL      CREDIT          NET OF
RATING (1)         PARTIES     AMOUNT    EXPOSURE (2)   COLLATERAL (2)    PARTIES     AMOUNT    EXPOSURE (2)   COLLATERAL (2)
----------        ---------   --------   ------------   --------------   ---------   --------   ------------   --------------
 AAA                   1       $   457       $ 10             $10             1       $   484       $ 10             $10
 AA                    5         8,124        137              32             5         6,171        123              25
 AA-                   6         7,484        201              21             3         3,484         14              14
 A+                    3        12,494         86              20             6        15,337        273              23
  A                   --            --         --              --             1            30         --              --
                     ---       -------       ----             ---            --       -------       ----             ---
Total                 15       $28,559       $434             $83            16       $25,506       $420             $72
                     ===       =======       ====             ===            ==       =======       ====             ===

----------
(1)  Rating is the lower of S&P's or Moody's ratings.

(2) For each counterparty, only over-the-counter derivatives with a net positive fair value are included.

     Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions. To limit this risk, the Company's senior management has established risk control limits. In addition, changes in fair value of the derivative financial instruments that the Company uses for risk management purposes are generally offset by the change in the fair value or cash flows of the hedged risk component of the related assets, liabilities or forecasted transactions.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND INVESTMENT VIE NOT CONSOLIDATED

     The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

                                               2006                  2005
                                       -------------------   -------------------
                                       CONTRACTUAL    FAIR   CONTRACTUAL    FAIR
(IN MILLIONS)                            AMOUNT      VALUE      AMOUNT     VALUE
                                       -----------   -----   -----------   -----
Commitments to invest                         $707     $--          $569     $--
Private placement commitments                  112      --           205      --
Commitments to extend mortgage loans           527       5           407       4

     In the above table, the contractual amounts represent the amount at risk if the contract is fully drawn upon, the counterparty defaults and the value of any underlying security becomes worthless. Unless noted otherwise, the Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

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

     Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at a predetermined interest rate. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend mortgage loans, which are secured by the underlying properties, are valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers.

     In 2006, the Company participated in the establishment of an investment management variable interest entity ("VIE") that holds assets under the management of Allstate Investment Management Company, an unconsolidated affiliate of the Company, on behalf of unrelated third party investors. The VIE had assets consisting primarily of investment securities and cash totaling $401 million and liabilities, primarily long-term debt, totaling $378 million at

December 31, 2006. The Company does not consolidate the VIE because it is not the primary beneficiary. The Company's maximum loss exposure related to its investment in the VIE is the current carrying value of its investment, which was $8 million at December 31, 2006.

8.   RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

(IN MILLIONS)                                                 2006      2005
                                                            -------   -------
Immediate annuities:
   Structured settlement annuities                           $6,950   $ 6,813
   Other immediate annuities                                  2,317     2,414
Traditional Life                                              2,234     2,094
Other                                                           703       560
                                                            -------   -------
      Total reserve for life-contingent contract benefits   $12,204   $11,881
                                                            =======   =======

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

                                                                          INTEREST              ESTIMATION
            PRODUCT                           MORTALITY                     RATE                  METHOD
Structured settlement annuities   U.S. population with projected     Interest rate        Present value of
                                  calendar year improvements;        assumptions range    contractually
                                  mortality rates adjusted for       from 4.1% to 11.7%   specified future
                                  each impaired life based on                             benefits
                                  reduction in life expectancy and
                                  nature of impairment

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

Other:
   Variable annuity guaranteed    90% of 1994 group annuity          Interest rate        Projected benefit
      minimum death benefits      mortality table with internal      assumptions range    ratio applied to
                                  modifications                      from 6.5% to 7.0%    cumulative assessments

   Accident & health              Actual company experience plus                          Unearned premium;
                                  loading                                                 additional contract
                                                                                          reserves for
                                                                                          traditional life

     To the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $1.13 billion and $1.34 billion is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2006 and 2005, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

     At December 31, contractholder funds consists of the following:

(IN MILLIONS)                                       2006      2005
                                                  -------   -------
Interest-sensitive life                           $ 8,397   $ 7,917
Investment contracts:
   Fixed annuities                                 39,277    37,451
   Funding agreements backing medium-term notes    12,787    12,454
   Other investment contracts                         104       368
                                                  -------   -------
      Total contractholder funds                  $60,565   $58,190
                                                  =======   =======

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

Fixed annuities                      Interest rates credited range       Either a declining or a level percentage charge
                                     from 1.3% to 11.5% for immediate    generally over nine years or less. Additionally,
                                     annuities and 0% to 10.0% for       approximately 28.3% of fixed annuities are
                                     fixed annuities (which include      subject to market value adjustment for
                                     equity-indexed annuities whose      discretionary withdrawals.
                                     returns are indexed to the S&P
                                     500)

Funding agreements backing           Interest rates credited range       Not applicable
medium-term notes                    from 2.5% to 7.0% (excluding
                                     currency-swapped medium-term
                                     notes)

Other investment contracts:
   Variable annuity guaranteed       Interest rates used in              Withdrawal and surrender charges are based on
      minimum income benefit (1)     establishing reserves range from    the terms of the related interest-sensitive life
      and secondary guarantees on    1.8% to 10.3%                       or fixed annuity contract.
      interest-sensitive life and
      fixed annuities

   Guaranteed investment contracts   Interest rates credited range       Generally not subject to discretionary withdrawal
                                     from 3.7% to 7.7%

   Other investment contracts        Not applicable                      Not applicable

----------
(1) In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential (see Note 3).

     Contractholder funds include funding agreements held by VIEs issuing medium-term notes. The VIEs are Allstate Life Funding, LLC, Allstate Financial Global Funding, LLC, Allstate Life Global Funding and Allstate Life Global Funding II, and their primary assets are funding agreements used exclusively to back medium-term note programs.

     Contractholder funds activity for the years ended December 31 is as follows:

(IN MILLIONS)                                                  2006      2005
                                                             -------   -------
Balance, beginning of year                                   $58,190   $53,939
   Deposits                                                    9,541    11,410
   Interest credited                                           2,600     2,340
   Benefits                                                   (1,500)   (1,336)
   Surrenders and partial withdrawals                         (4,627)   (3,839)
   Maturities of institutional products                       (2,726)   (3,090)
   Contract charges                                             (697)     (649)
   Net transfers to separate accounts                           (145)     (339)
   Fair value hedge adjustments for institutional products        38      (289)
   Other adjustments                                            (109)       43
                                                             -------   -------
Balance, end of year                                         $60,565   $58,190
                                                             =======   =======

     The Company offers various guarantees to variable annuity contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), upon periodic withdrawal (withdrawal benefits), or at specified dates during the accumulation period (accumulation benefits). Liabilities for variable contract guarantees related to death benefits are included in reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the Consolidated Statements of Financial Position. All liabilities for variable contracts guarantees are reported on a gross basis on the balance sheet with a corresponding reinsurance recoverable asset for those contracts subject to the Prudential Reinsurance Agreements as disclosed in Note 3.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $14.64 billion and $13.90 billion of equity, fixed income and balanced mutual funds and $674 million and $580 million of money market mutual funds at December 31, 2006 and 2005, respectively.

     The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

                                                                                DECEMBER 31,
                                                                           ---------------------
(IN MILLIONS)                                                                2006        2005
                                                                           ---------   ---------
IN THE EVENT OF DEATH
   Separate account value                                                  $  15,269   $  14,465
   Net amount at risk (1)                                                  $   1,068   $   1,521
   Average attained age of contractholders                                  65 years    65 years

AT ANNUITIZATION
   Separate account value                                                  $   3,830   $   3,836
   Net amount at risk (2)                                                  $      64   $      45
   Weighted average waiting period until annuitization options available     4 years     6 years

FOR CUMULATIVE PERIODIC WITHDRAWALS
   Separate account value                                                  $   1,041   $     508
   Net amount at risk (3)                                                  $      --   $      --

ACCUMULATION AT SPECIFIED DATES
   Separate account value                                                  $   1,595   $   1,175
   Net amount at risk (4)                                                  $      --   $      --
   Weighted average waiting period until guarantee date                     11 years    11 years

----------
(1) Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

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

     Pursuant to the adoption of SOP 03-1 in 2004, the liability for death and income benefit guarantees was established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The establishment of reserves for these guarantees requires the projection of future separate account fund performance, mortality, persistency and customer benefit utilization rates. These assumptions are periodically reviewed and updated. For guarantees related to death benefits, benefits represent the current guaranteed minimum death benefit payments in excess of the current account balance. For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuitization benefits in excess of the current account balance.

     Projected benefits and contract charges used in determining the liability for certain guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based on factors such as the extent of benefit to the potential annuitant, eligibility conditions and the annuitant's attained age. The liability for guarantees is re-evaluated periodically, and adjustments are made to the liability balance through a charge or credit to life and annuity contract benefits.

     Guarantees related to withdrawal and accumulation benefits are considered to be derivative financial instruments; therefore, the liability for these benefits is established based on its fair value.

     The following table summarizes the liabilities for guarantees:

                                        LIABILITY FOR
                                          GUARANTEES
                                          RELATED TO      LIABILITY
                                        DEATH BENEFITS       FOR      LIABILITY FOR
                                             AND         GUARANTEES     GUARANTEES
                                           INTEREST-     RELATED TO     RELATED TO
                                           SENSITIVE       INCOME      ACCUMULATION
(IN MILLIONS)                            LIFE PRODUCTS    BENEFITS       BENEFITS     TOTAL
                                        --------------   ----------   -------------   -----
Balance at December 31, 2004                 $ 95           $ 45          $ (1)       $139
   Less reinsurance recoverables              (10)            --            --         (10)
                                             ----           ----          ----        ----
Net balance at December 31, 2004               85             45            (1)        129
Incurred guaranteed benefits                   50              6            (1)         55
Paid guarantee benefits                       (48)            --            --         (48)
                                             ----           ----          ----        ----
   Net change                                   2              6            (1)          7
Net balance at December 31, 2005               87             51            (2)        136
   Plus reinsurance recoverables               10             --            --          10
                                             ----           ----          ----        ----
Balance, December 31, 2005 (1)               $ 97           $ 51          $ (2)       $146
                                             ====           ====          ====        ====
   Less reinsurance recoverables              (10)            --            --         (10)
                                             ----           ----          ----        ----
Net balance at December 31, 2005               87             51            (2)        136
Variable annuity business disposition
   related reinsurance recoverables           (75)           (23)           12         (86)
Incurred guaranteed benefits                   23             (2)          (10)         11
Paid guarantee benefits                       (17)            (2)           --         (19)
                                             ----           ----          ----        ----
   Net change                                 (69)           (27)            2         (94)
Net balance at December 31, 2006               18             24            --          42
   Plus reinsurance recoverables               96             23            (8)        111
                                             ----           ----          ----        ----
Balance, December 31, 2006 (2)               $114           $ 47          $ (8)       $153
                                             ====           ====          ====        ====

----------
(1) Included in the total liability balance at December 31, 2005 are reserves for variable annuity death benefits of $77 million, variable annuity income benefits of $20 million, variable annuity accumulation benefits of $(2) million and other guarantees of $51 million.

(2) Included in the total liability balance at December 31, 2006 are reserves for variable annuity death benefits of $89 million, variable annuity income benefits of $20 million, variable annuity accumulation benefits of $(8) million and other guarantees of $51 million.

9. REINSURANCE

     The Company reinsures certain of its risks to other insurers primarily under yearly renewable term, coinsurance and modified coinsurance agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. Modified coinsurance is similar to coinsurance except that the cash and investments that support the liability for contract benefits are not transferred to the assuming company and settlements are made on a net basis between the companies. The Company cedes 100% of the morbidity risk on substantially all of its long-term care contracts. The Company cedes specified percentages of the mortality risk on certain life policies, depending upon the issue date and product, to a pool of fourteen unaffiliated reinsurers. Beginning in 2006, the Company increased its mortality risk retention to $5 million per life for certain insurance applications meeting specific criteria. From October 1998 through December 2005, the Company ceded mortality risk on new life contracts that exceeded $2 million per life for individual coverage. For business sold prior to October 1998, the Company ceded mortality risk in excess of specific amounts up to $1 million per life for individual coverage.

     In addition, the Company has used reinsurance to effect the acquisition or disposition of certain blocks of business. As of December 31, 2006, the Company had reinsurance recoverables of $1.49 billion due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through Reinsurance Agreements (see Note 3). In 2006, premiums and contract charges of $170 million, contract benefits of $29 million, interest credited to contractholder funds of $35 million, and operating costs and expenses of $64 million were ceded to Prudential pursuant to the Reinsurance Agreements. Prior to this disposal, the Company ceded 100% of the mortality and certain other risks related to product features on certain in-force variable annuity contracts. In addition, as of December 31, 2006 and 2005, the Company had reinsurance recoverables of $153 million and $150 million, respectively due from subsidiaries of Citigroup and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

     As of December 31, 2006, the gross life insurance in force was $478 billion of which $236 billion was ceded to the unaffiliated reinsurers.

     The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

(IN MILLIONS)                                              2006     2005     2004
                                                          ------   ------   ------
PREMIUMS AND CONTRACT CHARGES
Direct                                                    $2,326   $2,115   $2,098
Assumed
   Affiliate                                                  16       17       14
   Non-affiliate                                              30       27       12
Ceded--non-affiliate                                        (787)    (606)    (526)
                                                          ------   ------   ------
      Premiums and contract charges, net of reinsurance   $1,585   $1,553   $1,598
                                                          ======   ======   ======

     The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

(IN MILLIONS)                                  2006     2005     2004
                                              ------   ------   ------
CONTRACT BENEFITS
Direct                                        $1,886   $1,824   $1,762
Assumed
   Affiliate                                      11       10       11
   Non-affiliate                                  23       21        4
Ceded--non-affiliate                            (548)    (515)    (418)
                                              ------   ------   ------
      Contract benefits, net of reinsurance   $1,372   $1,340   $1,359
                                              ======   ======   ======

     Reinsurance recoverables at December 31 are summarized in the following table.

                      REINSURANCE
                 RECOVERABLE ON PAID
(IN MILLIONS)      AND UNPAID CLAIMS
                 -------------------
                    2006     2005
                   ------   ------
Annuities          $1,654   $  172
Life insurance      1,217    1,115
Long-term care        427      324
Other                  94       88
                   ------   ------
Total              $3,392   $1,699
                   ======   ======

     At December 31, 2006 and 2005, approximately 88% and 83%, respectively, of the Company's reinsurance recoverables are due from companies rated A- or better by S&P.

10.  DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Deferred policy acquisition costs for the years ended December 31 are as follows:

(IN MILLIONS)                            2006     2005     2004
                                        ------   ------   ------
BALANCE, BEGINNING OF YEAR              $3,948   $3,176   $3,202
Disposition of operation (1)(2)           (726)      --     (238)
Impact of adoption of SOP-03-1 (3)          --       --     (144)
Reinsurance (4)                             --       --       40
Acquisition costs deferred                 742      766      828
Amortization charged to income            (538)    (568)    (534)
Effect of unrealized gains and losses       59      574       22
                                        ------   ------   ------
BALANCE, END OF YEAR                    $3,485   $3,948   $3,176
                                        ======   ======   ======

----------
(1) In 2006, DAC was reduced in connection with the disposition through reinsurance agreements of substantially all of the Company's variable annuity business (see Note 3).

(2) In 2004, DAC was reduced in connection with the disposition of substantially all of the Company's direct response distribution business.

(3) In 2004, the impact of adoption of SOP 03-1 included a write-down in variable annuity DAC of $108 million, the reclassification of DSI from DAC to other assets resulting in a decrease to DAC of $44 million, and an increase to DAC of $8 million for an adjustment to the effect of unrealized capital gains and losses.

(4) In 2004, DAC was increased as a result of certain reinsurance transactions with AHL and Columbia (see Note 5).

     Net amortization charged to income, due to the realization of capital (gains) and losses, includes $(50) million, $126 million and $120 million in 2006, 2005 and 2004, respectively.

     As disclosed in Note 3, DAC and DSI balances were reduced during 2006 related to the disposal through reinsurance agreements of substantially all of the variable annuity business. During 2005 and 2004, DAC and DSI amortization was estimated using stochastic modeling and was significantly impacted by the anticipated return on the underlying funds. The Company's long-term expectation of separate accounts fund performance, net of fees, was approximately 7% in 2005 and 8% in 2004. Whenever actual separate accounts fund performance based on the two most recent years varied from the expectation, the Company projected performance levels over the next five years such that the mean return over a seven-year period equaled the long-term expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC and DSI. In applying the reversion to the mean process, the Company did not allow the future mean rates of return including fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluated the results of utilization of this process to confirm that it was reasonably possible that variable annuity and life fund performance would revert to the expected long-term mean within this time horizon.

     DSI activity for the twelve months ended December 31 was as follows:

(IN MILLIONS)                                    2006   2005   2004(2)
                                                 ----   ----   -------
BALANCE, BEGINNING OF YEAR                       $237   $134     $ 99
Disposition of operation (1)                      (70)    --       --
Sales inducements deferred                        105     99       55
Amortization charged to income                    (48)   (74)     (45)
Effects of unrealized gains and losses              1     78       25
                                                 ----   ----     ----
BALANCE, END OF YEAR                             $225   $237     $134
                                                 ====   ====     ====

----------
(1) In 2006, DSI was reduced in connection with the disposition through reinsurance agreements of substantially all of the Company's variable annuity business (see Note 3).

(2) The January 1, 2004 balance includes a $16 million write-down of DSI due to the adoption of SOP 03-1 (see Note 2).

11.  COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

LEASES

     The Company leases certain office equipment. Total rent expense for all leases was $0.3 million in 2006 and $1 million in both 2005 and 2004.

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

GUARANTEES

     The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $260 million at December 31, 2006. The obligations associated with these fixed income securities expire at various times during the next seven years.

     In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions, including acquisitions and divestitures. The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and are entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

     The aggregate liability balance related to all guarantees was not material as of December 31, 2006.

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

     - For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from these matters described below in the "Proceedings" subsection. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

     AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws (the "EEOC I" suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act ("ADEA"), breach of contract and ERISA violations (the "Romero I" suit). In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also stated that "on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and on January 16, 2007, the judge denied their request. The case otherwise remains pending. The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization ("EEOC II" suit). In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy. AIC filed a motion for interlocutory appeal from the partial summary judgment, which was granted by the trial court on January 4, 2007. AIC has filed a petition for immediate review of two controlling issues of law to the Court of Appeals for the Eighth Circuit and that petition is currently pending. AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005. In all of these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

     The Company is defending a certified nationwide class action related to certain of its universal life policies written prior to 1992. The breach of contract claim involves premium increases that the Company charged related to those policies. Other life insurance companies have faced similar suits. The Company is vigorously defending this lawsuit, and the outcome of this dispute is currently uncertain.

     The Company is currently undergoing periodic market conduct examinations by state insurance regulators. In a recently concluded examination, regulators in the state of New York focused, as they have with other insurers, on one of the Company's New York subsidiary's compliance with the state's replacement sales and record-keeping processes with regard to life insurance and annuities among other issues. They found that this New York subsidiary failed to meet the requirements of certain applicable regulations. The New York subsidiary has settled this examination and has substantially completed customer remediation related to replacement sales and is completing its other obligations arising from the examination.

OTHER MATTERS

     The Corporation and some of its subsidiaries, including the Company, have received interrogatories and demands for information from regulatory and enforcement authorities relating to various insurance products and practices. The areas of inquiry include variable annuity market timing, late trading and the issuance of funding agreements backing medium-term notes. The Corporation and some of its subsidiaries, including the Company, have also received interrogatories and demands for information from authorities seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging. The Company believes that these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various authorities into the practices, policies and procedures relating to insurance and financial services products. Moreover, the Corporation has not received any communication from authorities related to the variable annuity market timing and late trading inquiries since November 2005. The Corporation and its subsidiaries have responded and will continue to respond to these inquiries.

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

12. INCOME TAXES

     ALIC and its eligible domestic subsidiaries (the "Allstate Life Group") join with the Corporation (the "Allstate Group") in the filing of a consolidated federal income tax return and are party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Allstate Life Group pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Allstate Life Group in the consolidated federal income tax return. Effectively, this results in the Allstate Life Group's annual income tax provision being computed, with adjustments, as if the Allstate Life Group filed a separate return. Any subsidiary not eligible to join in the consolidated federal income tax return files a separate tax return.

     The Internal Revenue Service ("IRS") has completed its review of the Corporation's federal income tax returns through the 2002 tax year and the statute of limitations has expired for these years. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

(IN MILLIONS)                        2006     2005
                                    -----   -------
   DEFERRED ASSETS
Life and annuity reserves           $ 682   $   925
Other assets                           48        70
                                    -----   -------
   Total deferred assets              730       995
DEFERRED LIABILITIES
Deferred policy acquisition costs    (784)     (981)
Unrealized net capital gains         (175)     (317)
Other liabilities                     (29)      (37)
                                    -----   -------
   Total deferred liabilities        (988)   (1,335)
                                    -----   -------
      Net deferred liability        $(258)  $  (340)
                                    =====   =======

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

     The components of income tax expense for the years ended December 31 are as follows:

(IN MILLIONS)               2006    2005    2004
                           -----   -----   -----
Current                    $ 136   $ 225   $ 236
Deferred                      60     (51)    (47)
                           -----   -----   -----
Total income tax expense   $ 196   $ 174   $ 189
                           =====   =====   =====

     The Company paid income taxes of $317 million, $156 million and $149 million in 2006, 2005 and 2004, respectively. The Company had a current income tax receivable of $49 million and a payable of $133 million at December 31, 2006 and 2005, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                            2006   2005   2004
                                            ----   ----   ----
Statutory federal income tax rate           35.0%  35.0%  35.0%
Adjustment for prior year tax liabilities   (1.6)  (3.9)  (0.1)
Dividends received deduction                (2.7)  (2.5)  (2.4)
Other                                        0.6    0.8    2.1
                                            ----   ----   ----
    Effective income tax rate               31.3%  29.4%  34.6%
                                            ====   ====   ====

13. CAPITAL STRUCTURE

DEBT OUTSTANDING

     Total debt outstanding at December 31 consisted of the following:

(IN MILLIONS)                                            2006   2005
                                                           ----   ----
6.18% Surplus Notes, due 2036                              $100   $ --
5.06% Surplus Notes, due 2035                               100    100
Mandatorily redeemable preferred stock - Series A             6     32
Structured investment security VIE obligations, due 2007     --     49
                                                           ----   ----
   Total long-term debt                                     206    181
Note payable to parent                                      500     --
                                                           ----   ----
   Total debt                                              $706   $181
                                                           ====   ====

     Certain of the Company's debt relates to intercompany obligations. These obligations, which include the Surplus Notes, preferred stock-Series A and note payable to parent, are discussed in Note 5 to the consolidated financial statements.

     The Company was the primary beneficiary of a consolidated structured investment security VIE. The Company's Consolidated Statements of Financial Position included $54 million of investments and $49 million of long-term debt as of December 31, 2005. In 2006, the debt associated with the VIE was redeemed.

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

     Statutory net income of ALIC and its insurance subsidiaries for 2006, 2005 and 2004 was $281 million, $294 million and $293 million, respectively. Statutory capital and surplus was $3.36 billion and $3.66 billion as of December 31, 2006 and 2005, respectively.

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

     ALIC paid dividends of $675 million in 2006. This amount was in excess of the $366 million that was allowed under Illinois insurance law based on 2005 formula amounts. The Company received approval from the IL DOI for the portion of the 2006 dividends in excess of this amount. Based on 2006 ALIC statutory capital and surplus, the maximum amount of dividends ALIC will be able to pay without prior IL DOI approval at a given point in time during 2007 is $336 million, less dividends paid during the preceding twelve months measured at that point in time.

15. BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS

     Defined benefit pension plans, sponsored by AIC, cover most full-time employees, certain part-time employees and employee-agents. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. A cash balance formula was added to the Allstate Retirement Plan effective January 1, 2003. All eligible employees hired before August 1, 2002 were provided with a one-time opportunity to choose between the cash balance formula and the final average pay formula. The cash balance formula applies to all eligible employees hired after August 1, 2002. AIC's funding policy for the pension plans is to make annual contributions at a minimum level that is at least in accordance with regulations under the Internal Revenue Code and in accordance with generally accepted actuarial principles. The allocated cost to the Company included in net income for the pension plans in 2006, 2005 and 2004 was $32 million, $18 million and $17 million, respectively.

     AIC also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire ("postretirement benefits"). Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans in accordance with the plan's participation requirements. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC has the right to modify or terminate these pension and postretirement benefit plans. The allocated cost to the Company included in net income was $6 million, $6 million and $8 million for postretirement benefits other than pension plans in 2006, 2005 and 2004, respectively.

PROFIT SHARING PLANS

     Employees of AIC are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance. The Company's allocation of profit sharing expense from the Corporation was $12 million, $10 million, and $14 million in 2006, 2005 and 2004, respectively.

16.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive (loss) income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

                                             2006                    2005                    2004
                                    ---------------------   ---------------------   ---------------------
                                                    AFTER                   AFTER                  AFTER-
(IN MILLIONS)                       PRETAX    TAX    -TAX   PRETAX    TAX   -TAX    PRETAX   TAX    TAX
                                    ------   ----   -----   ------   ----   -----   ------   ---   ------
Unrealized holding (losses) gains
   arising during the period,
   net of related offsets           $(493)   $172   $(321)   $(724)  $254   $(470)   $(113)  $40    $(73)
Less: reclassification
   adjustment                         (89)     31     (58)     (69)    24     (45)     (51)   18     (33)
                                    -----    ----   -----    -----   ----   -----    -----   ---    ----
UNREALIZED NET CAPITAL
   (LOSSES) GAINS                    (404)    141    (263)    (655)   230    (425)     (62)   22     (40)
                                    -----    ----   -----    -----   ----   -----    -----   ---    ----
Other comprehensive (loss)
   income                           $(404)   $141   $(263)   $(655)  $230   $(425)   $ (62)  $22    $(40)
                                    =====    ====   =====    =====   ====   =====    =====   ===    ====

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
ALLSTATE LIFE INSURANCE COMPANY

We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004.


/s/ Deloitte & Touche LLP

Chicago, Illinois
March 9, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities Exchange Act and made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1), (2), (3) AND (4) DISCLOSURE OF FEES -
------------------------------------------

     The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2006 and 2005.

                            2006         2005
                         ----------   ----------
Audit fees (a)           $3,207,000   $3,255,792
Audit related fees (b)       19,250       11,530
                         ----------   ----------
TOTAL FEES               $3,226,250   $3,267,322
                         ==========   ==========

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

(5)(i) AND (ii) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -
------------------------------------------------------------------------

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life. Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99 - The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services (the "Pre-Approval Policy"). In addition, in 2005 the Audit Committee of Allstate Life adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life. All of the services provided by Deloitte & Touche LLP to Allstate Life in 2006 and 2005 were pre-approved by The Allstate Corporation and Allstate Life Audit Committees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a)(1) The following consolidated financial statements and notes thereto of Allstate Life Insurance Company are included in Item 8.

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

            Schedules required to be filed under the provisions of Regulation S-X Article 7:

            Schedule I - Summary of Investment Other than Investments in Related Parties   S-1
            Schedule IV - Reinsurance                                                      S-2
            Schedule V - Valuation and Qualifying Accounts                                 S-3

            All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

     (a)(3) The following is a list of the exhibits filed as part of this Form 10-K. The SEC File Number for the exhibits incorporated by reference is 0-31248 except as otherwise noted.

EXHIBIT NO.                           DOCUMENT DESCRIPTION
-----------   ----------------------------------------------------------
    3(i)      Articles of Amendment to the Articles of Incorporation of
              Allstate Life Insurance Company dated December 29, 1999.
              Incorporated herein by reference to Exhibit 3.1 to Allstate Life Insurance Company's Form 10 filed on April
              24, 2002.

   3(ii) Amended and Restated By-Laws of Allstate Life Insurance Company effective April 21, 2006. Incorporated herein by reference to Exhibit 3.1 to Allstate Life Insurance Company's Current Report on Form 8-K filed May 3, 2006.

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

    10.9 Selling Agreement between Allstate Life Insurance Company of New York, ALFS, Inc. and Allstate Financial Services, LLC effective May 1 2005. Incorporated herein by reference to Exhibit 10.7 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

   10.10 Selling Agreement between Lincoln Benefit Life Company, ALFS, Inc. (f/k/a Allstate Life Financial Services, Inc.) and Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.) effective August 2, 1999. Incorporated herein by reference to Exhibit 10.8 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

   10.11      First Amendment to Marketing Coordination and
              Administrative Services Agreement among Allstate Life Insurance Company, Allstate Financial Services, LLC and Allstate Insurance Company dated January 1, 2006.
              Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

   10.12      Marketing Coordination and Administrative Services
              Agreement among Allstate Insurance Company, Allstate Life Insurance Company and Allstate Financial Services, LLC effective January 1, 2003. Incorporated herein by reference to Exhibit 10.9 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

   10.13 Investment Management Agreement and Amendment to Certain Service and Expense Agreements Among Allstate Investments, LLC and Allstate Insurance Company and The Allstate Corporation and Certain Affiliates effective as of January 1, 2002. Incorporated herein by reference to Exhibit 10.28 to Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

   10.14 Investment Advisory Agreement by and between Allstate Insurance Company and Intramerica Life Insurance Company effective July 1, 1999. Incorporated herein by reference to Exhibit 10.29 to Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

   10.15      Investment Management Agreement between Allstate
              Investments, LLC and ALIC Reinsurance Company, effective July 1, 2005. Incorporated herein by reference to Exhibit
              10.1 to Allstate Life Insurance Company's Quarterly Report on Form 10-Q for quarter ended September 30, 2005.

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

   10.20 Agent Access Agreement among Allstate Insurance Company, Allstate New Jersey Insurance Company, Allstate Life Insurance Company and Allstate Bank effective January 1, 2002. Incorporated herein by reference to Exhibit 10.17 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

   10.21 Tax Sharing Agreement dated as of November 12, 1996 among The Allstate Corporation and certain affiliates. Incorporated herein by reference to Exhibit 10.36 to Allstate Life Insurance Company's Form 10 filed on April 24, 2002.

   10.22 Surplus Note Purchase Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective, August 1, 2005. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company's Quarterly Report on Form 10-Q for quarter ended September 30, 2005.

   10.23 Intercompany note between Allstate Life Insurance Company and Allstate Insurance Company dated December 27, 2006. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Current Report on Form 8-K filed December 29, 2006.

   10.24 Intercompany Loan Agreement among The Allstate Corporation, Allstate Life Insurance Company, Lincoln Benefit Life Company and other certain subsidiaries of The Allstate Corporation dated February 1, 1996.

   10.25 Pledge and Security Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective August 1, 2005. Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance Company's Quarterly Report on Form 10-Q for quarter ended September 30, 2005.

   10.26 Catastrophe Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective July 1, 2003. Incorporated herein by reference to Exhibit 10.29 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

   10.27 Retrocessional Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004. Incorporated herein by reference to Exhibit 10.23 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2004.

     23       Consent of Independent Registered Public Accounting Firm

    31.1      Rule 13a-14(a) Certification of Principal Executive Officer

    31.2      Rule 13a-14(a) Certification of Principal Financial Officer

     32       Section 1350 Certifications

     99 The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services effective November 10, 2003. Incorporated herein by reference to Exhibit 99 (ii) to Allstate Life Insurance Company's Annual Report on Form 10-K for 2004.

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

                                        ALLSTATE LIFE INSURANCE COMPANY
                                        (Registrant)


March 13, 2007                          /s/ SAMUEL H. PILCH
                                        ----------------------------------------
                                        By: Samuel H. Pilch
                                        (Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                       DATE
-------------------------------------   --------------------------------   --------------


/s/ CASEY J. SYLLA                      Chairman of the Board, President   March 12, 2007
-------------------------------------   and a Director (Principal
Casey J. Sylla                          Executive Officer)


/s/ JOHN C. PINTOZZI                    Senior Vice President, Chief       March 12, 2007
-------------------------------------   Financial Officer and a Director
John C. Pintozzi                        (Principal Financial Officer)


/s/ DAVID A. BIRD                       Director                           March 12, 2007
-------------------------------------
David A. Bird


/s/ DANNY L. HALE                       Director                           March 12, 2007

-------------------------------------
Danny L. Hale


/s/ JOHN C. LOUNDS                      Director                           March 12, 2007
-------------------------------------
John C. Lounds


/s/ ERIC A. SIMONSON                    Director                           March 12, 2007
-------------------------------------
Eric A. Simonson


/s/ KEVIN R. SLAWIN                     Director                           March 12, 2007
-------------------------------------
Kevin R. Slawin


/s/ MICHAEL J. VELOTTA                  Director                           March 12, 2007
-------------------------------------
Michael J. Velotta


/s/ DOUGLAS B. WELCH                    Director                           March 12, 2007
-------------------------------------
Douglas B. Welch


/s/ THOMAS J. WILSON, II                Director                           March 12, 2007
-------------------------------------
Thomas J. Wilson, II

                            ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  SCHEDULE I--SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED
                                        PARTIES DECEMBER 31, 2006

                                                                                                AMOUNT AT
                                                                        COST/                  WHICH SHOWN
                                                                      AMORTIZED                 ON BALANCE
(IN MILLIONS)                                                            COST     FAIR VALUE      SHEET
                                                                      ---------   ----------   -----------
Type of Investment
Fixed Maturities:
   Bonds:
      United States government, government agencies and authorities    $ 2,763     $ 3,496       $ 3,496
      States, municipalities and political subdivisions                  4,732       4,790         4,790
      Foreign governments                                                1,709       2,023         2,023
      Public utilities                                                   5,590       5,792         5,792
      Convertibles and bonds with warrants attached                      1,207       1,197         1,197
      All other corporate bonds                                         27,033      27,327        27,327
   Asset-backed securities                                               5,663       5,681         5,681
   Mortgage-backed securities                                            4,543       4,518         4,518
   Commercial mortgage-backed securities                                 7,597       7,600         7,600
   Redeemable preferred stocks                                              14          15            15
                                                                       -------     -------       -------
      Total fixed maturities                                            60,851     $62,439        62,439
                                                                       -------     =======       -------
Equity Securities:
   Common Stocks:
      Public utilities                                                       6     $     7             7
      Banks, trusts and insurance companies                                  2           2             2
      Industrial, miscellaneous and all other                              471         479           479
   Non-redeemable preferred stocks                                          43          45            45
                                                                       -------     -------       -------
      Total equity securities
                                                                           522     $   533           533
                                                                       -------     =======       -------

Mortgage loans on real estate                                            8,690                     8,690
Real estate                                                                 --                        --
   Real estate acquired in satisfaction of debt                              2                         2
   Short-term investments                                                  805                       805
Derivative instruments                                                     737                       730
Policy loans                                                               752                       752
 Other long-term investments                                               209                       209
                                                                       -------                   -------
      Total investments                                                $72,568                   $74,160
                                                                       =======                   =======

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            SCHEDULE IV--REINSURANCE

                                                                                     PERCENTAGE
                                                   CEDED       ASSUMED                OF AMOUNT
                                        GROSS    TO OTHER    FROM OTHER     NET        ASSUMED
  (IN MILLIONS)                        AMOUNT    COMPANIES    COMPANIES    AMOUNT      TO NET
                                      --------   ---------   ----------   --------   ----------
YEAR ENDED DECEMBER 31, 2006
----------------------------
Life insurance in force               $465,634    $236,278     $11,942    $241,298      5.0%
Premiums and contract charges:
Life and annuities                    $  2,138    $    639     $    45    $  1,544      2.9%
Accident and health                        188         148           1          41      2.4%
                                      --------    --------     -------    --------
Total premiums and contract charges   $  2,326    $    787     $    46    $  1,585      2.9%
                                      ========    ========     =======    ========

YEAR ENDED DECEMBER 31, 2005
----------------------------
Life insurance in force               $434,965    $223,194     $ 9,400    $221,171      4.3%
Premiums and contract charges:
Life and annuities                    $  1,928    $    445     $    43    $  1,526      2.8%
Accident and health                        187         161           1          27      3.7%
                                      --------    --------     -------    --------
Total premiums and contract charges   $  2,115    $    606     $    44    $  1,553      2.8%
                                      ========    ========     =======    ========

YEAR ENDED DECEMBER 31, 2004
----------------------------
Life insurance in force               $406,901    $205,595     $ 6,814    $208,120      3.3%
Premiums and contract charges:
Life and annuities                    $  1,917    $    363     $    25    $  1,579      1.6%
Accident and health                        181         163           1          19      5.3%
                                      --------    --------     -------    --------
Total premiums and contract charges   $  2,098    $    526     $    26    $  1,598      1.6%
                                      ========    ========     =======    ========

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                                                                   BALANCE AT   CHARGED TO                BALANCE AT
                                                                    BEGINNING    COSTS AND                  END OF
(IN MILLIONS)                                                       OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
                                                                   ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2006
----------------------------
Allowance for estimated losses on mortgage loans and real estate       $--          $--          $--          $--

YEAR ENDED DECEMBER 31, 2005
----------------------------
Allowance for estimated losses on mortgage loans and real estate       $--          $--          $--          $--

YEAR ENDED DECEMBER 31, 2004
----------------------------
Allowance for estimated losses on mortgage loans and real estate       $ 1          $ 1          $ 2          $--