Form 10-Q
period 2007-03-31
ALLSTATE LIFE INSURANCE CO
filed 2007-05-07
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Yes  ☒    No  ☐

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

AS OF MAY 7, 2007, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE INSURANCE COMPANY.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(in millions)	2007	2006
	(Unaudited)
Revenues
Premiums	$155	$117
Contract charges	228	285
Net investment income	1,030	974
Realized capital gains and losses	22	(27)

	1,435	1,349

Costs and expenses
Contract benefits	374	326
Interest credited to contractholder funds	635	603
Amortization of deferred policy acquisition costs	115	105
Operating costs and expenses	87	103
Restructuring and related charges	—	15

	1,211	1,152

Gain (loss) on disposition of operations	1	(53)

Income from operations before income tax expense	225	144

Income tax expense	76	48

Net income	$149	$96

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
	2007	2006
($ in millions, except par value data)	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $61,872 and $60,851)	$63,574	$62,439
Mortgage loans	8,745	8,690
Equity securities	698	533
Short-term	1,326	805
Policy loans	748	752
Other	845	941

Total investments	75,936	74,160

Cash	196	273
Deferred policy acquisition costs	3,382	3,485
Reinsurance recoverables, net	3,368	3,392
Accrued investment income	692	689
Other assets	801	585
Separate Accounts	16,030	16,174

Total assets	$100,405	$98,758

Liabilities
Contractholder funds	$61,014	$60,565
Reserve for life-contingent contract benefits	12,213	12,204
Unearned premiums	33	34
Payable to affiliates, net	125	84
Other liabilities and accrued expenses	4,790	3,235
Deferred income taxes	293	258
Note payable to parent	—	500
Long-term debt	200	206
Separate Accounts	16,030	16,174

Total liabilities	94,698	93,260

Commitments and Contingent Liabilities (Note 5)

Shareholder’s Equity
Redeemable preferred stock — series A, $100 par value, 1,500,000 shares authorized, none and 49,230 shares issued and outstanding	—	5
Redeemable preferred stock — series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,108	1,108
Retained income	4,195	4,055
Accumulated other comprehensive income:
Unrealized net capital gains and losses	399	325

Total accumulated other comprehensive income	399	325

Total shareholder’s equity	5,707	5,498

Total liabilities and shareholder’s equity	$100,405	$98,758

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(in millions)	2007	2006
	(Unaudited)
Cash flows from operating activities
Net income	$149	$96
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(71)	(58)
Realized capital gains and losses	(22)	27
Gain (loss) on disposition of operations	(1)	53
Interest credited to contractholder funds	635	603
Changes in:
Contract benefit and other insurance reserves	(51)	(92)
Unearned premiums	(1)	—
Deferred policy acquisition costs	(6)	(82)
Reinsurance recoverables, net	(59)	(49)
Income taxes payable	52	48
Other operating assets and liabilities	(45)	(55)
Net cash provided by operating activities	580	491

Cash flows from investing activities
Proceeds from sales:
Fixed income securities	1,929	3,183
Equity securities	79	44
Investment collections:
Fixed income securities	882	800
Mortgage loans	494	490
Investment purchases:
Fixed income securities	(2,998)	(3,929)
Equity securities	(210)	(46)
Mortgage loans	(534)	(869)
Change in short-term investments, net	91	40
Change in other investments, net	53	(25)
Net cash used in investing activities	(214)	(312)

Cash flows from financing activities
Note payable to parent	(500)	—
Redemption of mandatorily redeemable preferred stock	(11)	(6)
Contractholder fund deposits	2,223	2,013
Contractholder fund withdrawals	(2,155)	(2,154)
Net cash used in financing activities	(443)	(147)

Net (decrease) increase in cash	(77)	32
Cash at beginning of the period	273	154
Cash at end of period	$196	$186

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

The condensed consolidated financial statements and notes as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Equity securities include limited partnership interests and non-redeemable preferred and common stocks.  Common stocks and non-redeemable preferred stocks had a carrying value of $74 million and $72 million, and cost of $63 million and $61 million at March 31, 2007 and December 31, 2006, respectively.  Investments in limited partnership interests had a carrying value of $624 million and $461 million at March 31, 2007 and December 31, 2006, respectively.

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

In October 2005, the AICPA issued SOP 05-1.  SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract.  In February 2007, the AICPA issued Technical Practice Aids (“TPAs”) that provide interpretive guidance to be used in applying the SOP.  The Company adopted the provisions of SOP 05-1 on January 1, 2007, for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption resulted in a $9 million after-tax adjustment to unamortized DAC and DSI related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1.  The adjustment was recorded as a reduction of retained income at January 1, 2007, and a reduction of DAC and DSI balances of $13 million pre-tax.  The ongoing effects of SOP 05-1 are not expected to have a material impact on the Company’s results of operations or financial position.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the FASB issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which are effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006.  The Company elected not to remeasure existing hybrid financial instruments at the date of adoption that contained embedded derivatives requiring bifurcation pursuant to paragraph 12 or 13 of SFAS No. 133.  The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  The Company adopted the provisions of FIN 48, which are effective for fiscal years beginning after December 15, 2006, on January 1, 2007.  No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

The Company had no liability for unrecognized tax benefits at January 1, 2007, and does not believe that it is reasonably possible that this balance will significantly change within the next 12 months

The Internal Revenue Service (“IRS”) completed its review of the Company’s federal income tax returns through the 2002 tax year and the statute of limitations has expired on those years.  The IRS is currently examining the Company’s federal income tax returns for the 2003 and 2004 tax years.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”)

In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements.  SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice.  SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures.  If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained income.  The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB 108 in the fourth quarter of 2006 did not have any effect on its results of operations or financial position.

Financial Accounting Standards Board Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”)

The Company adopted Financial Accounting Standards Board (“FASB”) FSP FAS 115-1 as of January 1, 2006.  FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance.  FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security.  The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

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

Pending accounting standards

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption.  Based on the Company’s current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.  Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which have yet to be determined.

2.              Related Party Transactions

On December 27, 2006, the Company issued an intercompany note in the amount of $500 million payable to its parent, AIC, on demand and, in any event, by March 30, 2007.  This note was fully repaid in the first quarter of 2007.  This note had an interest rate of 5.25% and was reflected as note payable to parent on the Company’s Consolidated Statements of Financial Position at December 31, 2006.  Interest expense on this note, which totaled $5 million in the first quarter of 2007, is included as a component of operating costs and expenses on the Condensed Consolidated Statements of Operations.

3.              Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $29 million and $18 million for the three months ended March 31, 2007 and 2006, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending and other business activities and for funds received from the Company’s security repurchase business activities are reported in other liabilities and accrued expenses in the Condensed Consolidated Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the three months ended March 31 are as follows:

	Three months ended
	March 31,
(in millions)	2007	2006

Net change in proceeds managed
Net change in fixed income securities	$(926)	$(62)
Net change in short-term investments	(594)	(1,109)
Operating cash flow used	$(1,520)	$(1,171)

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(2,294)	$(2,231)
Liabilities for collateral and security repurchase, end of period	(3,814)	(3,402)
Operating cash flow provided	$1,520	$1,171

4.      Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
(in millions)	2007	2006

Premiums and contract charges
Direct	$598	$546
Assumed
Affiliate	4	4
Non-affiliate	7	7
Ceded—non-affiliate	(226)	(155)

Premiums and contract charges, net of reinsurance	$383	$402

The effects of reinsurance on contract benefits are as follows:

	Three months ended March 31,
(in millions)	2007	2006

Contract benefits
Direct	$499	$443
Assumed
Affiliate	4	3
Non-affiliate	8	5
Ceded—non-affiliate	(137)	(125)

Contract benefits, net of reinsurance	$374	$326

The effects of reinsurance on interest credited to contractholder funds are as follows:

	Three months ended March 31,
(in millions)	2007	2006

Interest credited to contractholder funds
Direct	$641	$591
Assumed
Affiliate	3	7
Non-affiliate	4	6
Ceded—non-affiliate	(13)	(1)

Interest credited to contractholder funds, net of reinsurance	$635	$603

Variable Annuity Business

On June 1, 2006, in accordance with the terms of the definitive Master Transaction Agreement and related agreements (collectively the “Agreement”) ALIC, its subsidiary, Allstate Life Insurance Company of New York (“ALNY”), and the Corporation completed the disposal through reinsurance of substantially all of our variable annuity business to Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively “Prudential”).  For Allstate, this disposal achieved the economic benefit of transferring to Prudential the future rights and obligations associated with this business.

The disposal was effected through reinsurance agreements (the “Reinsurance Agreements”) which include both coinsurance and modified coinsurance provisions.  Coinsurance and modified coinsurance provisions are commonly used in the reinsurance of variable annuities because variable annuities generally include both separate account and general account liabilities.  When contractholders make a variable annuity deposit, they must choose how to allocate their account balances between a selection of variable-return mutual funds that must be held in a separate account and fixed-return funds held in the Company’s general account.  In addition, variable annuity contracts include various benefit guarantees that are general account obligations of the Company.  The Reinsurance Agreements do not extinguish the Company’s primary liability under the variable annuity contracts.

Variable annuity balances invested in variable-return mutual funds are held in separate accounts, which are legally segregated assets and available only to settle separate account contract obligations.  Because the separate account assets must remain with the Company under insurance regulations, modified coinsurance is typically used when parties wish to transfer future economic benefits of such business.  Under the modified coinsurance provisions, the separate account assets remain on the Company’s Condensed Consolidated Statements of Financial Position, but the related results of operations are fully reinsured and presented net of reinsurance on the Condensed Consolidated Statements of Operations.

The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed—return fund options and benefit guarantees.  $1.37 billion of assets supporting general account liabilities were transferred to Prudential, net of consideration, under the coinsurance provisions as of the transaction closing date.  General account liabilities of $1.41 billion at March 31, 2007 and $1.49 billion as of December 31, 2006, however, remain on the Condensed Consolidated Statements of Financial Position with a corresponding reinsurance recoverable.

For purposes of presentation in the Consolidated Statements of Cash Flows, the Company treated the reinsurance of substantially all our variable annuity business to Prudential as a disposition of operations, consistent with the substance of the transaction which was the disposition of a block of business accomplished through reinsurance. Accordingly, the net consideration transferred to Prudential of $744 million (computed as $1.37 billion of general account liabilities transferred to Prudential on the closing date less consideration of $628 million), the cost of hedging the ceding commission received from Prudential of $69 million, pretax, and the costs of executing the transaction of $13 million, pretax, were classified as a disposition of operations in the cash flows from investing activities section of the Consolidated Statements of Cash Flows.

Under the Agreement, the Company has indemnified Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and liabilities specifically excluded from the transaction) that the Company has agreed to retain.  In addition, the Company will indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and its agents, including in connection with the Company’s provision of transition services.  The Reinsurance Agreements contain no limits or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”.

The terms of the Agreement give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years.  During a transition period, the Company will continue to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and, for a period of twenty-four months or less from the effective date of the transaction, service the reinsured business while Prudential prepares for the migration of the business onto its servicing platform.

Pursuant to the Agreement, the final market-adjusted consideration was $628 million.  The disposal resulted in a gain of $77 million pretax for ALIC, which was deferred as a result of the disposition being executed through reinsurance.  The deferred gain is included as a component of other liabilities and accrued expenses on the Consolidated Statements of Financial Position, and is amortized to loss on dispositions of operations on the Consolidated Statements of Operations over the life of the reinsured business which is estimated to be approximately 18 years.  For ALNY, the transaction resulted in a loss of $9 million pretax.  ALNY’s reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC’s deferred reinsurance gain, were included as a component of loss on disposition of operations on the Company’s Consolidated Statements of Operations and amounted to $61 million, after-tax during 2006.  For the three-month and twelve-month periods ended March 31, 2007 and December 31, 2006, loss on disposition of operations on the Consolidated Statements of Operations included $1 million, after-tax of amortization of ALIC’s deferred gain.  DAC and DSI were reduced by $726 million and $70 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

The separate account balances related to the modified coinsurance were $14.91 billion as of March 31, 2007 and $15.07 billion as of December 31, 2006.  Separate account balances totaling approximately $1.12 billion as of March 31, 2007 and $1.10 billion at December 31, 2006 relate primarily to the variable life business that is being retained, and the variable annuity business in three affiliated companies that were not included in the Agreement.  In the first quarter of 2006 prior to this disposition, the Company’s variable annuity business generated approximately $75 million in contract charges.

5.      Guarantees and Contingent Liabilities

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment was $256 million at March 31, 2007.  The obligations associated with these fixed income securities expire at various times during the next seven years.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2007.

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

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADREA”), breach of contract and ERISA violations (the “Romero I” suit). In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and on January 16, 2007, the judge denied their request.  On March 21, 2007, the judge entered a memorandum and order tentatively indicating that he intends to dismiss most or all of the claims asserted in the consolidated EEOC I and Romero I litigation.  The case otherwise remains pending.  The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  AIC’s petitions for interlocutory review of the trial court’s summary judgment order were granted.  AIC’s interlocutory appeal is now pending in the Court of Appeals for the Eighth Circuit.  AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005.  On March 21, 2007, the trial judge entered a memorandum and order tentatively indicating that he intends to dismiss most or all of the claims asserted in this case.  In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  The outcome of these disputes is currently uncertain.

The Company is defending a certified nationwide class action related to certain of its universal life policies written prior to 1992.  The breach of contract claim involves premium increases that the Company charged related to those policies.  Other life insurance companies have faced similar suits.  The parties have reached a settlement, which has been preliminarily approved by the court.

The Company is currently undergoing periodic market conduct examinations by state insurance regulators.  In a recently concluded examination, regulators in the state of New York focused, as they have with other insurers, on one of the Company’s New York subsidiary’s compliance with the state’s replacement sales and record-keeping processes with regard to life insurance and annuities among other issues.  They found that this New York subsidiary failed to meet the requirements of certain applicable regulations.  The New York subsidiary has settled this examination and has substantially completed customer remediation related to replacement sales and is completing its other obligations arising from the examination.

Other Matters

The Corporation and some of its subsidiaries, including the Company, have received interrogatories and demands for information from regulatory and enforcement authorities relating to various insurance products and practices.  An area of inquiry includes the issuance of funding agreements backing medium-term notes.  The Corporation and some of its subsidiaries, including the Company, have also received interrogatories and demands for information from authorities seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging.  The Company believes that these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various authorities into the practices, policies and procedures relating to insurance and financial services products.  The Corporation and its subsidiaries have responded and will continue to respond to these inquiries.

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

One or more of these matters could have an adverse effect on the Company’s operating results or cash flows for a particular quarter or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection, in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

6.      Other Comprehensive Income

The components of other comprehensive income (loss) on a pretax and after-tax basis are as follows:

	Three months ended March 31,
	2007			2006
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding gains and (losses) arising during the period, net of related offsets	$150	$(52)	$98	$(644)	$225	$(419)
Less: reclassification adjustment of realized capital gains and losses	37	(13)	24	(135)	47	(88)
Other comprehensive income (loss)	$113	$(39)	74	$(509)	$178	(331)

Net income			149			96
Comprehensive income (loss)			$223			$(235)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company:

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”, an affiliate of The Allstate Corporation) as of March 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2007, which report includes an explanatory paragraph relating to a change in method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 4, 2007

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we”, “our”, “us”, or the “Company”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2006.  We operate as a single segment entity, based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

HIGHLIGHTS

•               Net income increased 55.2% to $149 million in the first quarter of 2007 from $96 million in the same period in 2006.

•               Gross margin declined 10.4% to $421 million in the first quarter of 2007 from $470 million in the same period in 2006.

•               Contractholder fund deposits totaled $2.23 billion for the first quarter of 2007 compared to $1.94 billion for the first quarter of 2006.

•               Investments as of March 31, 2007 increased 4.0% from March 31, 2006 and net investment income increased 5.8% in the first quarter of 2007 compared to the same period in the prior year.

•               Return on average shareholder’s equity was 8.4% and 7.6% for the twelve months ended March 31, 2007 and December 31, 2006, respectively.

•               Effective June 1, 2006, we disposed of substantially all of our variable annuity business through reinsurance.  The following table presents the results of operations attributable to our variable annuity business for the period of 2006 prior to the disposition.

(in millions)	Three Months Ended March 31, 2006	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Favorable/(unfavorable)
Life and annuity premiums and contract charges	$75	$61	$136
Net investment income	10	6	16
Periodic settlements and accruals on non- hedge derivative instruments(1)	1	—	1
Contract benefits	(11)	(1)	(12)
Interest credited to contractholder funds(2)	(13)	(8)	(21)
Gross margin(3)	62	58	120
Realized capital gains and losses	(8)	(1)	(9)
Amortization of DAC and DSI(2)	(3)	(44)	(47)
Operating costs and expenses	(25)	(18)	(43)
Loss on disposition of operations	(53)	(35)	(88)
Income from operations before income tax expense	$(27)	$(40)	$(67)

Investment margin	$(2)	$(2)	$(4)
Benefit margin	(1)	16	15
Contract charges and fees	65	44	109
Gross margin(3)	$62	$58	$120

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)          For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI for variable annuities totaled less than $1 million in the first quarter of 2006 and $3 million in the second quarter of 2006.

(3)          Gross margin and its components are measures that are not based on GAAP.  Gross margin and investment margin are defined on page 18 and benefit margin is defined on page 20.

OPERATIONS

Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive life, fixed annuities, institutional products and variable annuities for which deposits are classified as contractholder funds or separate accounts liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.  As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues.  Subsequent to the close of our reinsurance transaction with Prudential Financial Inc. (“Prudential”) on June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Condensed Consolidated Statements of Operations (see Note 4 to the Condensed Consolidated Financial Statements).

The following table summarizes premiums and contract charges by product.

	Three Months Ended March 31,
(in millions)	2007	2006

Premiums
Traditional life	$69	$58
Immediate annuities with life contingencies	77	49
Other	9	10
Total premiums	155	117

Contract charges
Interest-sensitive life	210	192
Fixed annuities	18	17
Variable annuities	—	76
Total contract charges	228	285

Total premiums and contract charges	$383	$402

Total premiums increased 32.5% to $155 million in the first quarter of 2007 compared to the same period of 2006.  This increase was due to higher sales of immediate annuities with life contingencies and traditional life products.

Contract charges decreased 20.0% to $228 million in the first quarter of 2007 compared to the same period of 2006.  Excluding contract charges on variable annuities, substantially all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 9.1% in the first quarter of 2007 compared to the same period of 2006.  The increase was due to higher contract charges on interest-sensitive life products resulting from growth of business in force.

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

The following table shows the changes in contractholder funds.

	Three Months Ended March 31,
(in millions)	2007	2006
Contractholder funds, beginning balance	$60,565	$58,190

Deposits
Fixed annuities	696	1,201
Institutional products (funding agreements)	1,200	350
Interest-sensitive life	332	322
Variable annuity and life deposits allocated to fixed accounts	—	63
Total deposits	2,228	1,936

Interest credited	645	621

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(752)	(704)
Benefits	(415)	(370)
Surrenders and partial withdrawals	(991)	(997)
Contract charges	(182)	(168)
Net transfers from (to) separate accounts	3	(83)
Fair value hedge adjustments for institutional products	(17)	(18)
Other adjustments	(70)	5
Total maturities, benefits, withdrawals and other adjustments	(2,424)	(2,335)

Contractholder funds, ending balance	$61,014	$58,412

Contractholder funds increased 0.7% and 0.4% in the first quarter of 2007 and 2006, respectively.  Average contractholder funds increased 4.3% and 6.4% in the first quarters of 2007 and 2006, respectively, compared to the same periods in the prior years.

Contractholder deposits increased 15.1% in the first quarter of 2007 compared to the same period of 2006 due primarily to higher deposits on funding agreements partially offset by lower deposits on fixed annuities and the absence in the first quarter of 2007 of variable annuity deposits allocated to fixed accounts due to the reinsurance of substantially all of the business effective June 1, 2006.  Subsequent to the effective date of the transaction, the net change in contractholder funds due to the reinsured variable annuity business is reflected as a component of other adjustments in the table above.  Deferred fixed annuity deposits in the first quarter of 2007 were $621 million (including indexed annuities) a decrease of 43.2% compared to the same period in the prior year.  This decrease is indicative of lower industry-wide fixed annuity sales and reflects reduced consumer demand as competing short-term and equity-based investment alternatives continued to be relatively attractive during the quarter.  Our strategy to raise returns on the capital that supports these products also contributed to the decline.  The Company generally prioritizes the allocation of fixed income investments to support sales of those retail products with the best sustainable growth and contribution margins, and to maintain our retail market presence.  As a result, sales of our institutional products may vary from period to period.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life products decreased 0.6% in the first quarter of 2007 compared to the same period of 2006 and the annualized withdrawal rate, based on the beginning of period contractholder funds, decreased to 9.3% for the first quarter of 2007 compared to 9.5% for the first quarter of 2006.

Net investment income increased 5.8% in the first quarter of 2007 compared to the same period of 2006 due mostly to increased investment yields and higher average portfolio balances in the first quarter of 2007 compared to the same period in the prior year.  The higher portfolio yields were primarily due to increased yields on floating rate instruments and, to a lesser extent, improved yields on fixed rate assets supporting deferred fixed annuities.  For certain products, the yield changes on our floating rate instruments pass to our floating rate contractholders through changes in crediting rates with minimal impact on our gross margin.  Higher average portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, funding agreements and interest-sensitive life policies, as well as the proceeds from the $500 million intercompany note payable to our parent, Allstate Insurance Company (“AIC”), which was issued in December 2006 and repaid in the first quarter of 2007.

Net income analysis is presented in the following table.

	Three Months Ended March 31,
(in millions)	2007	2006

Premiums	$155	$117
Contract charges	228	285
Net investment income	1,030	974
Periodic settlements and accruals on non-hedge derivative instruments(1)	12	16
Contract benefits	(374)	(326)
Interest credited to contractholder funds(2)	(625)	(596)
Interest expense(3)	(5)	—
Gross margin	421	470

Amortization of DAC and DSI(2) (4)	(125)	(154)
Operating costs and expenses(3)	(82)	(103)
Restructuring and related charges	—	(15)
Income tax expense	(72)	(66)
Realized capital gains and losses, after-tax	14	(18)
DAC and DSI amortization relating to realized capital gains and losses, after-tax(4)	—	27
Reclassification of periodic settlements and accruals on non- hedge derivative instruments, after-tax	(8)	(10)
Gain (loss) on disposition of operations, after-tax	1	(35)
Net income	$149	$96

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI totaled $10 million and $7 million in the first quarters of 2007 and 2006, respectively.

(3)             For purposes of calculating gross margin, interest expense incurred on general borrowings used to fund asset purchases in advance of incurring a product liability are included as a component of gross margin.  Interest expense is included as a component of operating costs and expenses on the Condensed Consolidated Statements of Operations.

(4)             Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business.  There was no amortization of DAC and DSI relating to realized capital gains and losses in the first quarter of 2007.  Amortization of DAC and DSI relating to realized capital gains and losses was $42 million (favorable to income) in the first quarter of 2006.

Gross margin, a non-GAAP measure, is comprised of premiums and contract charges, and net investment income, less contract benefits, interest credited to contractholder funds excluding amortization of DSI, and interest expense incurred on general borrowings used to fund asset purchases in advance of incurring a product liability.  Gross margin also includes periodic settlements and accruals on certain non-hedge derivative instruments (see additional discussion under “investment margin”).  We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio.  Additionally, for many of our products, including fixed annuities, variable life, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin.  Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees.  We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance.  Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business.  Net income is the GAAP measure that is most directly comparable to these margins.  Gross margin is reconciled to GAAP net income in the table above.

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended March 31,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Premiums	$—	$—	$155	$117	$—	$—	$155	$117
Contract charges	—	—	150	151	78	134	228	285
Net investment income	1,030	974	—	—	—	—	1,030	974
Periodic settlements and accruals on non-hedge derivative instruments(1)	12	16	—	—	—	—	12	16
Contract benefits	(137)	(133)	(237)	(193)	—	—	(374)	(326)
Interest credited to contractholder funds(2)	(625)	(596)	—	—	—	—	(625)	(596)
Interest expense(3)	(5)	—	—	—	—	—	(5)	—
	$275	$261	$68	$75	$78	$134	$421	$470

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)             For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI totaled $10 million and $7 million in the first quarters of 2007 and 2006, respectively.

(3)             For purposes of calculating gross margin, interest expense incurred on general borrowings used to fund asset purchases in advance of incurring a product liability are included as a component of gross margin.  Interest expense is included as a component of operating costs and expenses on the Condensed Consolidated Statements of Operations.

Gross margin decreased 10.4% in the first quarter of 2007 compared to the same period of 2006 due to the absence in the first quarter of 2007 of gross margin on variable annuities that are reinsured effective June 1, 2006.   Excluding the impact of the reinsured variable annuity business, gross margin increased 3.2% due to higher contract charges and fees and investment margin, partially offset by lower benefit margin.

Investment margin is a component of gross margin, both of which are non-GAAP measures.  Investment margin represents the excess of net investment income and periodic settlements and accruals on non-hedge derivative instruments over interest credited to contractholder funds, the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits, and interest expense incurred on general borrowings used to fund asset purchases in advance of incurring a product liability.  We utilize derivative instruments as economic hedges of investments or contractholder funds or to replicate fixed income securities.  These instruments do not qualify for hedge accounting or are not designated as hedges for accounting purposes.  Such derivatives are accounted for at fair value, and reported in realized capital gains and losses.  Periodic settlements and accruals on these derivative instruments are included as a component of gross margin, consistent with their intended use to enhance or maintain investment income and margin, and together with the economically hedged investments or product attributes (e.g., net investment income or interest credited to contractholders funds) or replicated investments, to appropriately reflect trends in product performance.  Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating investment margin.  We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers (“spread”) during a fiscal period.

Investment margin by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2007	2006
Annuities	$192	$185
Life insurance	49	46
Institutional products	34	30
Total investment margin	$275	$261

Investment margin increased 5.4% in the first quarter of 2007 compared to the same period of 2006 primarily due to improved yields on assets supporting deferred fixed annuities and growth in contractholder funds.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2007	2006	2007	2006	2007	2006
Interest-sensitive life	6.2%	6.2%	4.5%	4.6%	1.7%	1.6%
Deferred fixed annuities	5.7	5.6	3.7	3.7	2.0	1.9
Immediate fixed annuities with and without life contingencies	7.1	7.2	6.6	6.6	0.5	0.6
Institutional products	6.1	5.5	5.1	4.5	1.0	1.0
Investments supporting capital, traditional life and other products	5.4	6.8	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	As of March 31,
(in millions)	2007	2006
Immediate fixed annuities with life contingencies	$8,202	$7,929
Other life contingent contracts and other	4,011	3,752
Reserve for life-contingent contracts	$12,213	$11,681

Interest-sensitive life	$8,536	$8,041
Deferred fixed annuities	35,190	34,128
Immediate fixed annuities without life contingencies	3,803	3,668
Institutional products	13,068	12,205
Market value adjustments related to derivative instruments and other	417	370
Contractholder funds	$61,014	$58,412

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

Benefit margin by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2007	2006
Life insurance	$76	$89
Annuities	(8)	(14)
Total benefit margin	$68	$75

Benefit margin declined 9.3% in the first quarter of 2007 compared to the same period of 2006 due to litigation related costs in the form of additional policy benefits and unfavorable mortality experience, partially offset by growth of business in force and a favorable impact from the annual review of assumptions related to reserves for certain annuity guarantees. The litigation costs relate to the anticipated settlement of a class action involving certain universal life policies written prior to 1992 (see Note 5 to the Condensed Consolidated Financial Statements).

Amortization of DAC and DSI, excluding amortization relating to realized capital gains and losses, declined 18.8% in the first quarter of 2007 compared to the same period in the prior year due to the absence of amortization in the first quarter of 2007 on the variable annuity business that was reinsured effective June 1, 2006.  Excluding the impact of the reinsured variable annuity business, DAC and DSI amortization was flat in the first quarter of 2007 compared to the same period in the prior year as a favorable impact totaling $15 million relating to the annual review of DAC assumptions (commonly referred to as “unlocking”) offset higher amortization resulting from improved gross margin.   There was no DAC and DSI amortization relating to realized capital gains and losses in the first quarter of 2007 compared to a credit of $27 million, after-tax, for the first quarter of 2006.  The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or the loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

DAC and DSI assets were reduced by $726 million and $70 million, respectively, in 2006 as a result of the disposition of substantially all of our variable annuity business (see Note 4 to the Condensed Consolidated Financial Statements).

Operating costs and expenses declined 20.4% in the first quarter of 2007 compared to the same period of 2006.  The following table summarizes operating costs and expenses.

	Three Months Ended March 31,
(in millions)	2007	2006

Non-deferrable acquisition costs	$26	$38
Other operating costs and expenses	56	65
Total operating costs and expenses	$82	$103

Restructuring and related charges	$—	$15

The decline in total operating costs and expenses was primarily due to the absence of expenses in the first quarter of 2007 related to the variable annuity business reinsured effective June 1, 2006.  Non-deferrable acquisition costs and other operating costs and expenses for the first quarter of 2006 included $10 million and $15 million, respectively, of expenses relating to the reinsured variable annuity business.

Restructuring and related charges for the first quarter of 2006 reflect costs related to the Voluntary Termination Offer.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at March 31, 2007 is presented in the table below.

(in millions)	Investments	Percent to total

Fixed income securities(1)	$63,574	83.7%
Mortgage loans	8,745	11.5
Equity securities	698	0.9
Short-term	1,326	1.8
Policy loans	748	1.0
Other	845	1.1
Total	$75,936	100.0%

(1)                                  Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $61.87 billion.

Total investments increased to $75.94 billion at March 31, 2007 from $74.16 billion at December 31, 2006, primarily due to positive cash flows from operating activities, including increased funds associated with securities lending and securities sold with the agreement to repurchase, and increased net unrealized gains on fixed income securities, partially offset by the repayment of a note payable to our parent, AIC.

Total investments at amortized cost related to collateral received in connection with securities lending business activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions, increased to $3.81 billion at March 31, 2007, from $2.29 billion at December 31, 2006.

At March 31, 2007, 94.2% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income and equity securities at March 31, 2007 were $1.71 billion, an increase of $114 million or 7.1% since December 31, 2006.  The net unrealized gain for the fixed income portfolio totaled $1.70 billion, comprised of $2.11 billion of unrealized gains and $404 million of unrealized losses at March 31, 2007.  This is compared to a net unrealized gain for the fixed income portfolio totaling $1.59 billion at December 31, 2006, comprised of $2.10 billion of unrealized gains and $507 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at March 31, 2007, $378 million or 93.6% were related to investment grade securities and are believed to be primarily a result of rising interest rates.  Of the remaining $26 million of unrealized losses in the fixed income portfolio, $24 million or 92.3% were in the corporate fixed income portfolio.  The $24 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the consumer goods, financial services, utilities, capital goods and transportation sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.

The net unrealized gain for the common and non-redeemable preferred stock portfolio totaled $11 million at March 31, 2007 and December 31, 2006, respectively.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  As a result of approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery.  All securities in an unrealized loss position at March 31, 2007 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

	March 31, 2007			December 31, 2006
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$12	$16	—%	$13	$16	—%
Restructured	6	7	—	4	4	—
Potential problem	105	114	0.2	107	118	0.2
Total net carrying value	$123	$137	0.2%	$124	$138	0.2%
Cumulative write- downs recognized(1)	$188			$184

(1)                   Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We also evaluated each of these securities through our portfolio monitoring process at March 31, 2007 and recorded write-downs if appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in millions)	2007	2006

Investment write-downs	$(1)	$(5)
Dispositions	34	(75)
Valuation of derivative instruments	(20)	36
Settlement of derivative instruments	9	17
Realized capital gains and losses, pretax	22	(27)
Income tax (expense) benefit	(8)	9
Realized capital gains and losses, after-tax	$14	$(18)

Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments.  We may sell impaired fixed income or equity securities that were in an unrealized loss position at the previous reporting date in situations where new factors such as negative developments, subsequent credit deterioration, changing liquidity needs, and newly identified market opportunities cause a change in our previous intent to hold a security until recovery or maturity.

A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level.  A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view.  Tactical duration adjustments within management’s approved ranges are accomplished through both cash market transactions and derivative activities that generate realized gains and losses and through new purchases.  As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to the overall financial condition of the Company.

In the first quarter of 2007, we recognized $21 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value.  The change in our intent is primarily related to liquidity strategies and ongoing comprehensive reviews of our portfolio.  We identified $871 million of securities for which we did not have the intent to hold until recovery to achieve these objectives.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and debt, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

(in millions)	March 31, 2007	December 31, 2006
Redeemable preferred stock	$—	$5
Common stock, retained income and other shareholder’s equity items	5,308	5,168
Accumulated other comprehensive income	399	325
Total shareholder’s equity	5,707	5,498
Debt	200	706
Total capital resources	$5,907	$6,204

Shareholder’s equity increased in the first quarter of 2007, due to net income and higher net unrealized capital gains.

Debt decreased in the first quarter of 2007, due to the settlement of a $500 million intercompany note issued to AIC and the redemption of mandatorily redeemable preferred stock.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, AIC’s ratings and other factors.  There have been no changes to our insurance financial strength ratings since December 31, 2006.

Liquidity Sources and Uses As reflected in our Condensed Consolidated Statements of Cash Flows, higher operating cash flows in the first quarter of 2007, compared to the first quarter of 2006 were primarily related to higher investment income.

Cash flows used in investing activities decreased in the first quarter of 2007 due to higher cash used in financing activities, partially offset by the investment of higher cash provided by operating activities.

Cash flows used in financing activities increased in the first quarter of 2007 compared to the first quarter of 2006 primarily due to the settlement of the intercompany note with AIC, partially offset by higher contractholder  fund deposits.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

We have access to additional borrowing to support liquidity through The Allstate Corporation as follows:

•               A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2007, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

•               A five-year revolving credit facility expiring in 2009 totaling $1.00 billion to cover short-term liquidity requirements.  This facility contains an increase provision that would make up to an additional $500 million available for borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of The Allstate Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under this line of credit during the first quarter of 2007. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement filed with the Securities and Exchange Commission (“SEC”) in May

2006.  The Allstate Corporation can use it to issue an unspecified amount of debt securities, common stock (including 289 million shares of treasury stock as of March 31, 2007), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.  The specific terms of any securities The Allstate Corporation issues under this registration statement will be provided in the applicable prospectus supplements.  The Allstate Corporation has not yet issued any securities under this registration statement.

As described in Note 1 to the Condensed Financial Statements, in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company had no liability for unrecognized tax benefits at January 1, 2007 and does not believe that it is reasonably possible that this balance will significantly change within the next 12 months.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below), in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of Allstate Life Insurance Company Annual Report on Form 10-K for 2006.

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty.

As required by Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was adopted as of January 1, 2007, we have disclosed that the Company had no liability for unrecognized tax benefits at January 1, 2007 and does not believe that it is reasonably possible that this balance will significantly change within the next 12 months. We believe that this estimate has been appropriately established based on available facts and information, however, actual results may differ from our estimate for reasons such as changes in our position on specific issues,  developments with respect to the governments’ interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

Item 6.                          Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

May 7, 2007	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(Controller)

Exhibit No.	Description

3.2

Allstate Life Insurance Company Amended and Restated Bylaws effective March 15, 2007, incorporated herein by reference to Exhibit 3(ii) to Allstate Life Insurance Company’s current report on Form 8-K filed March 20, 2007.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 4, 2007, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1