Form 10-Q
period 2007-06-30
ALLSTATE LIFE INSURANCE CO
filed 2007-08-07
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 6, 2007, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues
Premiums	$122	$146	$277	$263
Contract charges	230	277	458	562
Net investment income	1,053	1,017	2,083	1,991
Realized capital gains and losses	104	(80)	126	(107)
	1,509	1,360	2,944	2,709

Costs and expenses
Contract benefits	331	327	705	653
Interest credited to contractholder funds	660	635	1,295	1,238
Amortization of deferred policy acquisition costs	166	176	281	281
Operating costs and expenses	73	98	160	201
Restructuring and related charges	(1)	3	(1)	18
	1,229	1,239	2,440	2,391

Gain (loss) on disposition of operations	2	(35)	3	(88)

Income from operations before income tax expense	282	86	507	230

Income tax expense	95	30	171	78

Net income	$187	$56	$336	$152

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
($ in millions, except par value data)	2007	2006
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $61,760 and $60,851)	$62,403	$62,439
Mortgage loans	9,084	8,690
Equity securities	855	533
Short-term	1,209	805
Policy loans	747	752
Other	1,045	941

Total investments	75,343	74,160

Cash	171	273
Deferred policy acquisition costs	3,718	3,485
Reinsurance recoverables, net	3,385	3,392
Accrued investment income	679	689
Other assets	739	585
Separate Accounts	16,225	16,174

Total assets	$100,260	$98,758

Liabilities
Contractholder funds	$61,173	$60,565
Reserve for life-contingent contract benefits	12,081	12,204
Unearned premiums	33	34
Payable to affiliates, net	119	84
Other liabilities and accrued expenses	4,542	3,235
Deferred income taxes	250	258
Note payable to parent	—	500
Long-term debt	200	206
Separate Accounts	16,225	16,174

Total liabilities	94,623	93,260

Commitments and Contingent Liabilities (Note 5)

Shareholder’s Equity
Redeemable preferred stock – series A, $100 par value, 1,500,000 shares authorized, none and 49,230 shares issued and outstanding	—	5
Redeemable preferred stock – series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,108	1,108
Retained income	4,382	4,055
Accumulated other comprehensive income:
Unrealized net capital gains and losses	142	325

Total accumulated other comprehensive income	142	325

Total shareholder’s equity	5,637	5,498

Total liabilities and shareholder’s equity	$100,260	$98,758

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(in millions)	2007	2006
	(Unaudited)
Cash flows from operating activities
Net income	$336	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(145)	(134)
Realized capital gains and losses	(126)	107
(Gain) loss on disposition of operations	(3)	88
Interest credited to contractholder funds	1,295	1,238
Changes in:
Contract benefit and other insurance reserves	(105)	(148)
Unearned premiums	(1)	(1)
Deferred policy acquisition costs	27	(126)
Reinsurance recoverables, net	(145)	(82)
Income taxes payable	29	40
Other operating assets and liabilities	(60)	(16)
Net cash provided by operating activities	1,102	1,118

Cash flows from investing activities
Proceeds from sales:
Fixed income securities	5,774	7,143
Equity securities	176	76
Investment collections:
Fixed income securities	1,857	1,639
Mortgage loans	892	793
Investment purchases:
Fixed income securities	(7,608)	(9,097)
Equity securities	(416)	(133)
Mortgage loans	(1,314)	(1,237)

Change in short-term investments, net	74	(393)
Disposition of operations	—	(812)
Change in other investments, net	83	(30)
Net cash used in investing activities	(482)	(2,051)

Cash flows from financing activities
Note payable to parent	(500)	—
Redemption of redeemable preferred stock	(11)	(13)
Contractholder fund deposits	4,722	5,644
Contractholder fund withdrawals	(4,933)	(4,419)
Dividends paid	—	(125)
Net cash (used in) provided by financing activities	(722)	1,087

Net (decrease) increase in cash	(102)	154
Cash at beginning of the period	273	154
Cash at end of period	$171	$308

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

The condensed consolidated financial statements and notes as of June 30, 2007, and for the three-month and six-month periods ended June 30, 2007 and 2006 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Investments

Equity securities include limited partnership interests and non-redeemable preferred and common stocks. Common stocks and non-redeemable preferred stocks had a carrying value of $111 million and $72 million, and cost of $100 million and $61 million at June 30, 2007 and December 31, 2006, respectively. Investments in limited partnership interests had a carrying value of $744 million and $461 million at June 30, 2007 and December 31, 2006, respectively.

Adopted accounting standards

Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

 In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those set forth in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. In February 2007, the AICPA issued Technical Practice Aids (“TPAs”) that provide interpretive guidance to be used in applying SOP 05-1. The Company adopted the provisions of SOP 05-1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption resulted in a $9 million after-tax adjustment to unamortized DAC and DSI related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1. The adjustment was recorded as a reduction of retained income at January 1, 2007, and a reduction of DAC and DSI balances of $13 million pre-tax. The ongoing effects of SOP 05-1 are not expected to have a material impact on the Company’s results of operations or financial position.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the FASB issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”(“SFAS No. 133”); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006. The Company elected not to remeasure existing hybrid financial instruments at the date of adoption that contained embedded derivatives requiring bifurcation pursuant to paragraph

12 or 13 of SFAS No. 133. The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which are effective for fiscal years beginning after December 15, 2006. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

The Company had no liability for unrecognized tax benefits at January 1, 2007 or June 30, 2007, and believes it is reasonably possible that the liability balance will not significantly increase or decrease within the next 12 months.

The Internal Revenue Service (“IRS”) completed its review of the Company’s federal income tax returns through the 2002 tax year and the statute of limitations has expired on those years. The IRS is currently examining the Company’s federal income tax returns for the 2003 and 2004 tax years.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”)

In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality in the financial statements. SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. On December 31, 2006, the Company adopted the provisions of SAB 108 which were effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any effect on its results of operations or financial position.

FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”)

FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security. The Company adopted FSP FAS 115-1 as of January 1, 2006 on a prospective basis. The effect of adoption did not have a material effect on the results of operations or financial position of the Company.

SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”)

SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS 154 did not have any effect on the results of operations or financial position of the Company.

Pending accounting standards

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. Additional disclosures and modifications to current fair value disclosures will be required upon adoption of SFAS No. 157. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effects of adoption of SFAS No. 157 on its results of operations and financial position.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of financial assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which have yet to be determined.

SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies (“the Guide”) and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies–SOP 07-1 (“SOP 07- 1”)

In June 2007, the AICPA issued SOP 07-1. Upon adoption of the SOP, the Company must also adopt the provisions of FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies”, which permanently exempts investment companies from applying the provisions of Interpretation 46(R) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances SOP 07-1 precludes retention of specialized accounting for investment companies (i.e. fair value accounting) when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007. The Company is assessing the current and future implications of this standard to the results of operations and financial position.

FASB Staff Position No. 39-1 Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”. FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The effects of applying FSP FIN 39-1 will be recorded as a change in accounting principle through retrospective application. The adoption of FSP FIN 39-1 is not expected to have a material impact on the Company’s results of operations or financial position based on the current level of derivative activity.

2.              Related Party Transactions

On December 27, 2006, the Company issued an intercompany note in the amount of $500 million payable to its parent, AIC, on demand and, in any event, by March 30, 2007. This note was fully repaid in the first quarter of 2007. This note had an interest rate of 5.25% and was reflected as note payable to parent on the Company’s Consolidated Statements of Financial Position at December 31, 2006. Interest expense on this note, which totaled $5 million in the first six months of 2007, is included as a component of operating costs and expenses on the Condensed Consolidated Statements of Operations.

3.              Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancing of fixed income securities and mergers completed with equity securities, totaled $29 million and $18 million for the six-month periods ended June 30, 2007 and 2006, respectively.

Liabilities for collateral received in conjunction with securities lending and other activities and for funds received from security repurchase activities are reported in other liabilities and accrued expenses in the Condensed Consolidated Statements of Financial Position. The associated cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the related changes in investments, which are as follows:

	Six months ended
	June 30,
(in millions)	2007	2006

Net change in proceeds managed
Net change in fixed income securities	$(732)	$(216)
Net change in short-term investments	(446)	(1,155)
Operating cash flow used	$(1,178)	$(1,371)

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(2,294)	$(2,231)
Liabilities for collateral and security repurchase, end of period	(3,472)	(3,602)
Operating cash flow provided	$1,178	$1,371

4.              Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Premiums and contract charges
Direct	$580	$582	$1,178	$1,128
Assumed
Affiliate	4	4	8	8
Non-affiliate	6	8	13	15
Ceded–non-affiliate	(238)	(171)	(464)	(326)

Premiums and contract charges, net of reinsurance	$352	$423	$735	$825

The effects of reinsurance on contract benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Contract benefits
Direct	$494	$443	$993	$886
Assumed
Affiliate	1	3	5	6
Non-affiliate	6	6	14	11
Ceded–non-affiliate	(170)	(125)	(307)	(250)

Contract benefits, net of reinsurance	$331	$327	$705	$653

The effects of reinsurance on interest credited to contractholder funds are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2007	2006	2007	2006

Interest credited to contractholder funds
Direct	$662	$627	$1,303	$1,218
Assumed
Affiliate	4	8	7	15
Non-affiliate	5	7	9	13
Ceded–non-affiliate	(11)	(7)	(24)	(8)

Interest credited to contractholder funds, net of reinsurance	$660	$635	$1,295	$1,238

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

The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed–return fund options and benefit guarantees. $1.37 billion of assets supporting general account liabilities were transferred to Prudential, net of consideration, under the coinsurance provisions as of the transaction closing date.  General account liabilities of $1.35 billion at June 30, 2007 and $1.49 billion as of December 31, 2006, however, remain on the Condensed Consolidated Statements of Financial Position with a corresponding reinsurance recoverable.

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

Pursuant to the Agreement, the final market-adjusted consideration was $628 million. The disposal resulted in a gain of $77 million pretax for ALIC, which was deferred as a result of the disposition being executed through reinsurance. The deferred gain is included as a component of other liabilities and accrued expenses on the Consolidated Statements of Financial Position, and is amortized to loss on dispositions of operations on the Consolidated Statements of Operations over the life of the reinsured business which is estimated to be approximately 18 years. For ALNY, the transaction resulted in a loss of $9 million pretax. ALNY’s reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC’s deferred reinsurance gain, were included as a component of loss on disposition of operations on the Company’s Consolidated Statements of Operations and amounted to $61 million, after-tax during 2006. For the six-month and twelve-month periods ended June 30, 2007 and December 31, 2006, loss on disposition of operations on the Consolidated Statements of Operations included $2 million and $1 million, after-tax, respectively, of amortization of ALIC’s deferred gain. DAC and DSI were reduced by $726 million and $70 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

The separate account balances related to the modified coinsurance were $15.05 billion as of June 30, 2007 and $15.07 billion as of December 31, 2006.  Separate account balances totaling approximately $1.18 billion as of June 30, 2007 and $1.10 billion at December 31, 2006 relate primarily to the variable life business that is being retained, and the variable annuity business in three affiliated companies that were not included in the Agreement. In the first five-months of 2006, prior to this disposition, the Company’s variable annuity business generated approximately $127 million in contract charges.

5.              Guarantees and Contingent Liabilities

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment was $252 million at June 30, 2007. The obligations associated with these fixed income securities expire at various times during the next seven years.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2007.

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

Legal and regulatory proceedings and inquiries

Background

The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business. As background to the “Proceedings” sub-section below, please note the following:

•             These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise and, in some cases, the timing of their resolutions relative to other similar matters involving other companies; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

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

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit). In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and on January 16, 2007, the judge denied their request. On June 20, 2007, the court granted AIC’s motions for summary judgment. The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit). In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy. AIC’s petitions for interlocutory review of the trial court’s summary judgment order were granted. AIC’s interlocutory appeal is now pending in the Court of Appeals for the Eighth Circuit. AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005. On June 20, 2007, the court granted AIC’s motion to dismiss the case. In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

The Company is defending a certified nationwide class action related to certain of its universal life policies written prior to 1992. The breach of contract claim involves premium increases that the Company charged related to those policies. Other life insurance companies have faced similar suits. The parties have reached a settlement, which has been preliminarily approved by the court.

Other Matters

Various other legal, governmental, and regulatory actions, including state market conduct exams, and other governmental and regulatory inquiries are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of proceedings, some of which involve claims for substantial or indeterminate amounts. These actions are based on a variety of issues and target a range of the Company’s practices. The outcome of these disputes is currently unpredictable.

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

6.              Other Comprehensive Income

The components of other comprehensive (loss) income on a pretax and after-tax basis are as follows:

	Three months ended June 30,
	2007			2006
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding losses arising during the period, net of related offsets	$(437)	$153	$(284)	$(497)	$174	$(323)
Less: reclassification adjustment of realized capital gains and losses	(42)	15	(27)	(171)	60	(111)
Other comprehensive loss	$(395)	$138	(257)	$(326)	$114	(212)

Net income			187			56
Comprehensive loss			$(70)			$(156)

	Six months ended June 30,
	2007			2006
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding losses arising during the period, net of related offsets	$(286)	$100	$(186)	$(1,131)	$396	$(735)
Less: reclassification adjustment of realized capital gains and losses	(4)	1	(3)	(296)	104	(192)
Other comprehensive loss	$(282)	$99	(183)	$(835)	$292	(543)

Net income			336			152
Comprehensive income (loss)			$153			$(391)

7.              Quarterly Results

	First Quarter			Second Quarter
(in millions)	2007	2006	2005	2007	2006	2005
Revenues	$1,435	$1,349	$1,290	$1,509	$1,360	$1,315
Income before cumulative effect of change in accounting principle, after-tax	149	96	68	187	56	87
Net income	149	96	68	187	56	87

	Third Quarter		Fourth Quarter
(in millions)	2006	2005	2006	2005
Revenues	$1,352	$1,347	$1,502	$1,327
Income before cumulative effect of change in accounting principle, after-tax	122	159	154	103
Net income	122	159	154	103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company:

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”, an affiliate of The Allstate Corporation) as of June 30, 2007, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
August 6, 2007

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

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

HIGHLIGHTS

•                  Net income increased $131 million to $187 million in the second quarter of 2007 and $184 million to $336 million in the first six months of 2007 compared to the same periods in 2006.

•                  Gross margin declined 12.8% to $443 million in the second quarter of 2007 and 11.7% to $864 million in the first six months of 2007 compared to the same periods in 2006.

•                  Contractholder fund deposits totaled $2.50 billion and $4.73 billion for the second quarter and first six months of 2007, respectively, compared to $3.63 billion and $5.57 billion for the second quarter and first six months of 2006, respectively.

•                  Investments as of June 30, 2007 increased 2.3% from June 30, 2006 and net investment income increased 3.5% and 4.6% in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006.

•                  Return on average shareholder’s equity was 11.0% and 7.0% for the twelve months ended June 30, 2007 and 2006, respectively.

•                  Effective June 1, 2006, we disposed of substantially all of our variable annuity business through reinsurance with Prudential Financial Inc. (“Prudential”). The following table presents the results of operations attributable to our variable annuity business for the period of 2006 prior to the disposition.

(in millions)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Favorable/(unfavorable)
Life and annuity premiums and contract charges	$61	$136
Net investment income	6	16
Periodic settlements and accruals on non- hedge derivative instruments (1)	—	1
Contract benefits	(1)	(12)
Interest credited to contractholder funds (2)	(8)	(21)
Gross margin (3)	58	120
Realized capital gains and losses	(1)	(9)
Amortization of DAC and DSI (2)	(44)	(47)
Operating costs and expenses	(18)	(43)
Loss on disposition of operations	(35)	(88)
Income from operations before income tax expense	$(40)	$(67)

Investment margin	$(2)	$(4)
Benefit margin	16	15
Contract charges and fees	44	109
Gross margin (3)	$58	$120

(1)	Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)

For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI for variable annuities totaled $3 million in both the second quarter and first six months of 2006.

(3)	Gross margin and its components are measures that are not based on GAAP. Gross margin, investment margin and benefit margin are defined on pages 19, 20 and 22, respectively.

OPERATIONS

Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive life, fixed annuities, institutional products and variable annuities for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues. Subsequent to the close of our reinsurance transaction with Prudential, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Condensed Consolidated Statements of Operations (see Note 4 to the Condensed Consolidated Financial Statements).

The following table summarizes premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Premiums
Traditional life	$61	$68	$130	$126
Immediate annuities with life contingencies	52	69	129	118
Other	9	9	18	19
Total premiums	122	146	277	263

Contract charges
Interest-sensitive life	210	197	420	389
Fixed annuities	19	19	37	36
Variable annuities	1	61	1	137
Total contract charges	230	277	458	562

Total premiums and contract charges	$352	$423	$735	$825

Total premiums declined 16.4% in the second quarter of 2007 compared to the second quarter of 2006 and increased 5.3% in the first six months of 2007 compared to the same period of 2006. The decline in the second quarter of 2007 was due to lower sales of immediate annuities with life contingencies and traditional life products. The increase in the first six months of 2007 was the result of higher sales of immediate annuities with life contingencies and traditional life products.

Contract charges decreased 17.0% and 18.5% in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006. Excluding contract charges on variable annuities, substantially all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 6.0% and 7.5% in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006. The increase in both periods was driven by higher contract charges on interest-sensitive life products resulting from growth of business in force.

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

The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Contractholder funds, beginning balance	$61,014	$58,412	$60,565	$58,190

Deposits
Fixed annuities	879	2,015	1,575	3,216
Institutional products (funding agreements)	1,300	1,250	2,500	1,600
Interest-sensitive life	323	334	655	656
Variable annuity and life deposits allocated to fixed accounts	1	35	1	98
Total deposits	2,503	3,634	4,731	5,570

Interest credited	659	647	1,304	1,268

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(1,243)	(559)	(1,995)	(1,263)
Benefits	(416)	(386)	(831)	(756)
Surrenders and partial withdrawals	(1,120)	(1,257)	(2,111)	(2,254)
Contract charges	(183)	(173)	(365)	(341)
Net transfers from (to) separate accounts	3	(62)	6	(145)
Fair value hedge adjustments for institutional products	(17)	(2)	(34)	(20)
Other adjustments	(27)	(46)	(97)	(41)
Total maturities, benefits, withdrawals and other adjustments	(3,003)	(2,485)	(5,427)	(4,820)
Contractholder funds, ending balance	$61,173	$60,208	$61,173	$60,208

Contractholder funds increased 0.3% and 3.1% in the second quarters of 2007 and 2006, and increased 1.0% and 3.5% in the first six months of 2007 and 2006, respectively. Average contractholder funds increased 3.0% and 2.8% in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006. This is compared to an increase in average contractholder funds of 5.0% and 6.4% in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005.

Contractholder deposits declined 31.1% and 15.1% in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006. These declines were primarily due to lower deposits on fixed annuities partially offset by higher deposits on funding agreements. Deferred fixed annuity deposits were $828 million and $1.45 billion (including indexed annuities) in the second quarter and first six months of 2007, respectively, a decrease of 57.4% and 52.3%, respectively, compared to the same periods in the prior year. These declines are indicative of lower industry-wide fixed annuity sales and our strategy to raise new business returns on capital for these products.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life products decreased 10.9% and 6.3% in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006. Partially contributing to these declines is the absence in 2007 of surrenders and partial withdrawals related to the variable annuity business that was reinsured effective June 1, 2006. Subsequent to the effective date of that transaction, the net change in contractholder funds attributable to the reinsured variable annuity business is included as a component of the other adjustments line in the table above. Excluding variable annuities, the annualized surrender and partial withdrawal rate, based on the beginning of period contractholder funds, was 9.9% and 10.8% for the first six months of 2007 and 2006, respectively.

Net investment income increased 3.5% in the second quarter and 4.6% in the first six months of 2007 compared to the same periods of 2006. The increase in both periods was primarily driven by increased investment yields and higher average portfolio balances. The higher portfolio yields were primarily due to increased yields on floating rate instruments and, to a lesser extent, improved yields on fixed rate assets. For certain products, the yield changes on our floating rate instruments are primarily offset by changes in crediting rates to our floating rate contractholders resulting in minimal impact on our gross margin. Higher average portfolio balances resulted primarily from the investment of operating cash flows.

Net income analysis is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Premiums	$122	$146	$277	$263
Contract charges	230	277	458	562
Net investment income	1,053	1,017	2,083	1,991
Periodic settlements and accruals on non-hedge derivative instruments(1)	12	14	24	30
Contract benefits	(331)	(327)	(705)	(653)
Interest credited to contractholder funds(2)	(641)	(619)	(1,266)	(1,215)
Interest expense(3)	(2)	—	(7)	—
Gross margin	443	508	864	978

Amortization of DAC and DSI(2) (4)	(162)	(188)	(287)	(342)
Operating costs and expenses(3)	(71)	(98)	(153)	(201)
Restructuring and related charges	1	(3)	1	(18)
Income tax expense	(70)	(76)	(142)	(142)
Realized capital gains and losses, after-tax	67	(51)	81	(69)
DAC and DSI amortization relating to realized capital gains and losses, after-tax(4)	(15)	(3)	(15)	24
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(7)	(9)	(15)	(19)
Gain (loss) on disposition of operations, after-tax	1	(24)	2	(59)
Net income	$187	$56	$336	$152

(1)	Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)

For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI totaled $(19) million and $(16) million in the three months ended June 30, 2007 and 2006, respectively, and $(29) million and $(23) million in the first six months of 2007 and 2006, respectively.

(3)

For purposes of calculating gross margin, interest expense incurred on borrowings from affiliates that are used to fund asset purchases in advance of incurring a product liability is included as a component of gross margin. This interest expense is included as a component of operating costs and expenses on the Condensed Consolidated Statements of Operations.

(4)

Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business. Amortization of DAC and DSI relating to realized capital gains and losses, pretax, was $(23) million and $(4) million in the second quarter of 2007 and 2006, respectively, and was $(23) million and $38 million in the first six months of 2007 and 2006, respectively.

Gross margin, a non-GAAP measure, is comprised of premiums and contract charges, and net investment income, less contract benefits and interest credited to contractholder funds excluding amortization of DSI. Gross margin also includes periodic settlements and accruals on certain non-hedge derivative instruments (see additional discussion under “investment margin”). Gross margin is a component of our evaluation of the profitability of our life insurance and financial product portfolio. Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees. We use gross margin to evaluate the performance of the business. We believe gross margin and its components are also useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. This actuarial analysis, which is commonly employed throughout the life insurance industry, measures the difference between product premiums and accrued policy benefits and between net investment income and both interest credited to contractholder funds and insurance reserves. It reveals the integrity and propriety of the pricing assumptions and financial performance. Additionally, for many of our products, including fixed annuities, variable life, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Variability of our results may be caused by this amortization which may be the result of gross margin variability. The analysis of gross margin and its components, separately and in the aggregate, provide transparency to our results of operations. Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is best considered in its context as a component of net income and is presented as such and is reconciled to GAAP net income in the table above.

The components of gross margin are reconciled to the corresponding financial statement line items in the following tables.

	Three Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Premiums	$—	$—	$122	$146	$—	$—	$122	$146
Contract charges	—	—	150	159	80	118	230	277
Net investment income	1,053	1,017	—	—	—	—	1,053	1,017
Periodic settlements and accruals on non-hedge derivative instruments(1)	12	14	—	—	—	—	12	14
Contract benefits	(138)	(134)	(193)	(193)	—	—	(331)	(327)
Interest credited to contractholder funds(2)	(641)	(619)	—	—	—	—	(641)	(619)
Interest expense(3)	(2)	—	—	—	—	—	(2)	—
	$284	$278	$79	$112	$80	$118	$443	$508

	Six Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Premiums	$—	$—	$277	$263	$—	$—	$277	$263
Contract charges	—	—	300	310	158	252	458	562
Net investment income	2,083	1,991	—	—	—	—	2,083	1,991
Periodic settlements and accruals on non-hedge derivative instruments(1)	24	30	—	—	—	—	24	30
Contract benefits	(275)	(267)	(430)	(386)	—	—	(705)	(653)
Interest credited to contractholder funds(2)	(1,266)	(1,215)	—	—	—	—	(1,266)	(1,215)
Interest expense(3)	(7)	—	—	—	—	—	(7)	—
	$559	$539	$147	$187	$158	$252	$864	$978

(1)	Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Consolidated Statements of Operations.

(2)

For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI totaled $(19) million and $(16) million in the second quarter of 2007 and 2006, respectively, and $(29) million and $(23) million in the first six months of 2007 and 2006, respectively.

(3)

For purposes of calculating gross margin, interest expense incurred on borrowings from affiliates that are used to fund asset purchases in advance of incurring a product liability is included as a component of gross margin. This interest expense is included as a component of operating costs and expenses on the Condensed Consolidated Statements of Operations.

The decreases in gross margin of 12.8% in the second quarter of 2007 and 11.7% in the first six months of 2007 compared to the same periods of 2006 were significantly impacted by the absence in 2007 of gross margin on variable annuities that are reinsured effective June 1, 2006. Excluding the impact of the reinsured variable annuity business, gross margin declined 1.6% in the second quarter and increased 0.7% in the first six months of 2007. The slight decline in gross margin in the second quarter of 2007, excluding the impact of the reinsured variable annuity business, was the result of lower benefit margin partially offset by higher contract charges and fees. The modest increase in gross margin in the first six months of 2007, excluding the impact of the reinsured variable annuity business, was attributable to higher contract charges and fees as well as investment margin, partially offset by lower benefit margin.

Investment margin is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income and periodic settlements and accruals on non-hedge derivative instruments over interest credited to contractholder funds, the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits, and interest expense incurred on borrowings from affiliates that are used to fund asset purchases in advance of incurring a product liability. We utilize derivative instruments as economic hedges of investments or contractholder funds or to replicate fixed income securities. These instruments do not qualify for hedge accounting or are not designated as hedges for accounting purposes. Such derivatives are accounted for at fair value, and reported in realized capital gains and losses. Periodic settlements and accruals on these derivative instruments are included as a component of gross margin, consistent with their intended use to enhance or maintain investment income and margin, and together with the economically hedged investments or product attributes (e.g., net investment income or interest credited to contractholders funds) or replicated investments, to appropriately reflect trends in product performance. Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating investment margin. We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers (“spread”) during a fiscal period.

Investment margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Annuities	$204	$206	$396	$391
Life insurance	52	38	101	84
Institutional products	28	34	62	64
Total investment margin	$284	$278	$559	$539

Investment margin increased 2.2% in the second quarter of 2007 and 3.7% in the first six months of 2007 compared to the same periods of 2006. The increase in both periods was primarily due to modest growth in contractholder funds and slight increases in weighted average investment spreads on the product portfolios.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2007	2006	2007	2006	2007	2006
Interest-sensitive life	6.2%	6.2%	4.7%	4.7%	1.5%	1.5%
Deferred fixed annuities	5.8	5.7	3.7	3.6	2.1	2.1
Immediate fixed annuities with and without life contingencies	7.2	7.2	6.6	6.6	0.6	0.6
Institutional products	6.0	6.0	5.1	5.0	0.9	1.0
Investments supporting capital, traditional life and other products	6.3	6.9	N/A	N/A	N/A	N/A

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2007	2006	2007	2006	2007	2006
Interest-sensitive life	6.2%	6.2%	4.6%	4.7%	1.6%	1.5%
Deferred fixed annuities	5.8	5.7	3.7	3.7	2.1	2.0
Immediate fixed annuities with and without life contingencies	7.1	7.2	6.6	6.6	0.5	0.6
Institutional products	6.0	5.8	5.1	4.8	0.9	1.0
Investments supporting capital, traditional life and other products	5.9	6.9	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	As of June 30,
(in millions)	2007	2006
Immediate fixed annuities with life contingencies	$8,241	$7,993
Other life contingent contracts and other	3,840	3,595
Reserve for life-contingent contracts	$12,081	$11,588

Interest-sensitive life	$8,668	$8,117
Deferred fixed annuities	35,003	34,946
Immediate fixed annuities without life contingencies	3,818	3,710
Institutional products	13,301	13,067
Market value adjustments related to derivative instruments and other	383	368
Contractholder funds	$61,173	$60,208

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

Benefit margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Life insurance	$85	116	$161	$205
Annuities	(6)	(4)	(14)	(18)
Total benefit margin	$79	112	$147	$187

Benefit margin declined 29.5% in the second quarter of 2007 and 21.4% in the first six months of 2007 compared to the same periods of 2006. The decline in both periods was mostly the result of the absence in 2007 of benefit margin on the reinsured variable annuity business, litigation related costs in the form of additional policy benefits on certain universal life policies written prior to 1992 (see Note 5 to the condensed consolidated financial statements) and less favorable life mortality in 2007, compared to exceptionally favorable mortality in the second quarter of 2006, including a favorable impact in the prior year related to the lapse of certain interest-sensitive life contracts.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, declined 13.8% in the second quarter of 2007 and 16.1% in the first six months of 2007 compared to the same periods of 2006 due to the absence of amortization in 2007 on the variable annuity business that was reinsured effective June 1, 2006. Excluding the impact of the reinsured variable annuity business and amortization related to realized capital gains and losses, DAC and DSI amortization increased 12.5% and 8.7% in the second quarter and first six months of 2007, respectively, compared to the same periods in the prior year. The increase in both periods was primarily the result of improved benefit margin on certain interest-sensitive life contracts. DAC and DSI amortization related to realized capital gains and losses, after-tax, reflected a charge to income of $15 million and $3 million in the second quarter of 2007 and 2006, respectively, and reflected a charge to income of $15 million in the first six months of 2007 and a credit to income of $24 million in the first six months of 2006. The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

DAC and DSI were reduced by $726 million and $70 million, respectively, in 2006 as a result of the disposition of substantially all of our variable annuity business (see Note 4 to the Condensed Consolidated Financial Statements).

Operating costs and expenses declined 27.6% and 23.9% in the second quarter of 2007 and first six months of 2007, respectively, compared to the same periods of 2006. The following table summarizes operating costs and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Non-deferrable acquisition costs	$22	$34	$48	$72
Other operating costs and expenses	49	64	105	129
Total operating costs and expenses	$71	$98	$153	$201

Restructuring and related charges	$(1)	$3	$(1)	$18

The decline in total operating costs and expenses in the second quarter and first six months of 2007 compared to the same periods of 2006 was due primarily to the absence of expenses in 2007 related to the variable annuity business reinsured effective June 1, 2006. For the second quarter of 2006, $9 million of expenses relating to the reinsured variable annuity business was included in both non-deferrable acquisition costs and other operating costs. For the first six months of 2006, non-deferrable acquisition costs and other operating expenses included $19 million and $24 million, respectively, of expenses relating to the reinsured variable annuity business.

Restructuring and related charges for the first six months of 2006 reflect costs related to the Voluntary Termination Offer.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio. The composition of the investment portfolio at June 30, 2007 is presented in the table below.

(in millions)	Investments	Percent to total

Fixed income securities (1)	$62,403	82.8%
Mortgage loans	9,084	12.1
Equity securities	855	1.1
Short-term	1,209	1.6
Policy loans	747	1.0
Other	1,045	1.4
Total	$75,343	100.0%

(1)          Fixed income securities are carried at fair value. Amortized cost basis for these securities was $61.76 billion.

Total investments increased to $75.34 billion at June 30, 2007 from $74.16 billion at December 31, 2006, primarily due to positive cash flows from operating activities, including increased funds associated with securities lending and securities sold with the agreement to repurchase, partially offset by decreased net unrealized gains on fixed income securities and the repayment of a note payable to our parent, AIC.

Total investments at amortized cost related to collateral received in connection with securities lending business activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions, increased to $3.47 billion at June 30, 2007 from $2.29 billion at December 31, 2006.

Fixed income securities by type are listed in the table below.

($ in millions)	June 30, 2007	% to Total Investments	December 31, 2006	% to Total Investments

U.S. government and agencies	$3,441	4.6%	$3,496	4.7%
Municipal	4,842	6.4	4,790	6.5
Corporate	33,739	44.8	34,309	46.3
Asset-backed securities	6,593	8.8	5,681	7.7
Commercial mortgage-backed securities	8,104	10.7	7,600	10.2
Mortgaged-backed securities	3,666	4.9	4,518	6.1
Foreign government	1,992	2.6	2,023	2.7
Redeemable preferred stock	26	—	22	—
Total fixed income securities	$62,403	82.8%	$62,439	84.2%

At June 30, 2007, 93.9% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

Certain of our asset-backed securities and mortgage-backed securities are collateralized by residential mortgage loans that are characterized by borrowers of differing levels of creditworthiness: U.S. agency, prime, Alt-A and sub-prime. Included in the following table are our asset-backed and mortgage-backed securities categorized by type of collateral. Also included are ratings, based on the lower of Moody’s or S&P, and percent to our total investments.

($ in millions)	Aaa	Aa	A	Baa	Ba or lower	June 30, 2007	% to Total Investments
Asset-backed securities
Asset-backed securities collateralized by sub-prime residential mortgage loans:
Sub-prime residential mortgage-backed securities (“sub-prime RMBS”)	66.6%	25.6%	7.7%	0.1%	—%	$2,851	3.8%
Asset-backed collateralized debt obligations (“ABS CDOs”)	58.5	26.8	12.6	2.1	—	157	0.2
Total asset-backed securities collateralized by sub-prime residential mortgage loans						3,008	4.0

Other collateralized debt obligations	33.5	27.8	26.2	8.6	3.9	2,155	2.9
Other asset-backed securities	54.3	5.9	19.7	15.5	4.6	1,430	1.9
Total asset-backed securities						$6,593	8.8%

Mortgage-backed securities
U.S. Agency	100.0	—	—	—	—	$2,048	2.7%
Prime	95.1	4.9	—	—	—	953	1.3
Alt-A	89.6	10.3	0.1	—	—	665	0.9
Total mortgage-backed securities						$3,666	4.9%

Our exposure to residential mortgage loans, excluding U.S. Agency and prime loans, are comprised of sub-prime RMBS, which can be first liens at fixed or variable rates or second liens (ours mostly being insured), ABS CDOs and Alt-A mortgage-backed securities at fixed or variable rates. Our practice for acquiring and monitoring sub-prime RMBS and Alt-A mortgage-backed securities takes into consideration the quality of the originator, quality of the servicer, security credit rating, underlying characteristics of the mortgages, borrower characteristics, level of credit enhancement in the transaction, and bond insurer strength, where applicable. All of our sub-prime RMBS and Alt-A securities are rated investment grade; $630 million are insured; and  the originators and servicers of the underlying mortgage loans are primarily subsidiaries of large banks and broker/dealers, or other investment grade entities. Based on our analysis and due to the seniority of our securities’ claim on the underlying collateral, we currently expect to receive all payments on these securities in accordance with their original contractual terms.

These securities are structured to experience losses according to the seniority level of each tranche, with the least senior tranche taking the first losses. There have not been any downgrades in the ratings of these securities since June 30, 2007, and we currently do not anticipate significant downgrades in this portfolio.

The following table presents additional information about our sub-prime RMBS portfolio including a summary by first and second lien collateral.

($ in millions)	Aaa	Aa	A	Baa	June 30, 2007	% to Total Investments
Sub-prime RMBS
First lien sub-prime RMBS:
Fixed rate (1)					$847	1.1%
Variable rate (1)					1,340	1.8
Total first lien sub-prime RMBS	57.7%	33.6%	8.6%	0.1%	2,187	2.9
Second lien sub-prime RMBS:
Insured					490	0.7
Other					174	0.2
Total second lien sub-prime RMBS	95.5	4.5	—	—	664	0.9
Total sub-prime RMBS					$2,851	3.8%

(1)  Fixed rate and variable rate refer to the primary interest rate characteristic of the underlying mortgages at the time of issuance.

The sub-prime RMBS portfolio includes securities that are collateralized by mortgage loans issued in the United States to borrowers that cannot qualify for prime or alternative financing terms due in part to an impaired or limited credit history. The sub-prime RMBS portfolio also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit profile. As of June 30, 2007, the sub-prime RMBS portfolio had net unrealized losses of $26 million, which were comprised of $3 million of unrealized gains and $29 million of unrealized losses. $630 million or 33.2% of the Aaa securities are insured.

The sub-prime RMBS portfolio included $1.79 billion or 62.9% of securities that were issued during 2006 and 2007. At June 30, 2007, 80.6% of these securities were rated Aaa, 16.8% were rated Aa, 2.5% were rated A and 0.1% were rated Baa, and $499 million or 27.8% of the Aaa securities are insured. The expected weighted average life of our 2006 and 2007 sub-prime RMBS portfolio was estimated to be approximately 4 years at origination.

ABS CDOs are securities collateralized by a variety of residential mortgage-backed and other securities, which may include sub-prime RMBS. As of June 30, 2007, this portfolio had unrealized losses of $7 million.

Our other collateralized debt obligations consist of securitized investments to portfolios collateralized primarily by corporate credit, including both investment grade and high yield corporate credits. Our other asset-backed securities consist primarily of securitized investments to portfolios of credit cards, auto loans, student loans and other consumer and corporate obligations.

Our Alt-A mortgage-backed securities include securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios and/or limited supporting documentation. At June 30, 2007, the Alt-A portfolio had net unrealized losses of $3 million, which were comprised of $2 million of gains and $5 million of unrealized losses. $203 million or 30.5% of these securities were issued during 2006 and 2007.

The following table presents information about the collateral in our Alt-A holdings.

($ in millions)	Aaa	Aa	A	June 30, 2007	% to Total Investments
Alt-A
Fixed rate				$427	0.6%
Variable rate				238	0.3
Total Alt-A	89.6%	10.3%	0.1%	$665	0.9%

The unrealized net capital gains on fixed income and equity securities at June 30, 2007 were $654 million, a decrease of $945 million or 59.1% since December 31, 2006. The net unrealized gain for the fixed income portfolio totaled $643 million, comprised of $1.58 billion of unrealized gains and $932 million of unrealized losses at June 30, 2007. This is compared to a net unrealized gain for the fixed income portfolio totaling $1.59 billion at December 31, 2006, comprised of $2.10 billion of unrealized gains and $507 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at June 30, 2007, $879 million or 94.3% were related to investment grade securities and are believed to be primarily a result of rising interest rates. Of the remaining $53 million of unrealized losses in the fixed income portfolio, $46 million or 86.8% were in the corporate fixed income portfolio  and were primarily comprised of securities in the consumer goods, financial services, utilities, communications and capital goods sectors. The gross unrealized losses in these sectors were primarily company specific and interest rate related.

The net unrealized gain for the common and non-redeemable preferred stock portfolio totaled $11 million at both June 30, 2007 and December 31, 2006.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, and other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers. All securities in an unrealized loss position at June 30, 2007 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

	June 30, 2007			December 31, 2006
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$10	$12	—%	$13	$16	—%
Restructured	6	7	—	4	4	—
Potential problem	70	78	0.1	107	118	0.2
Total net carrying value	$86	$97	0.1%	$124	$138	0.2%
Cumulative write- downs recognized (1)	$178			$184

(1)	Cumulative write-downs recognized reflect write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of June 30, 2007 compared to December 31, 2006. The decrease was primarily due to dispositions.

We also evaluated each of these securities through our portfolio monitoring process at June 30, 2007 and recorded write-downs if appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Investment Income  The following table presents net investment income for the three months and six months ended June 30.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Fixed income securities	$926	$886	$1,833	$1,752
Equity securities(1)	21	14	34	21
Mortgage loans	134	128	266	253
Other	44	51	89	81
Investment income, before expense	1,125	1,079	2,222	2,107
Investment expense	(72)	(62)	(139)	(116)
Net investment income	$1,053	$1,017	$2,083	$1,991

(1)Net investment income from partnership interests	$20	$13	$33	$19

Net investment income increased 3.5% and 4.6% in the three months and six months ended June 30, 2007 as compared to the same periods in the prior year.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Investment write-downs	$(4)	$(4)	$(5)	$(9)
Dispositions	(49)	(75)	(15)	(150)
Valuation of derivative instruments	135	(22)	115	14
Settlement of derivative instruments	22	21	31	38
Realized capital gains and losses, pretax	104	(80)	126	(107)
Income tax (expense) benefit	(37)	29	(45)	38
Realized capital gains and losses, after-tax	$67	$(51)	$81	$(69)

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

In the second quarter of 2007, we recognized $44 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value. The change in our intent is primarily related to strategic asset allocation decisions and ongoing comprehensive reviews of our portfolio. We identified $1.26 billion of securities which we did not have the intent to hold until recovery.

The improvement in realized capital gains and losses relating to the valuation of derivative instruments in the second quarter and first six months of 2007 compared to the same periods in the prior year was primarily the result of equity market fluctuations.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and debt, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

(in millions)	June 30, 2007	December 31, 2006
Redeemable preferred stock	$—	$5
Common stock, retained income and other shareholder’s equity items	5,495	5,168
Accumulated other comprehensive income	142	325
Total shareholder’s equity	5,637	5,498
Debt	200	706
Total capital resources	$5,837	$6,204

Shareholder’s equity increased in the first six months of 2007, due primarily to net income, partially offset by lower net unrealized capital gains.

Debt decreased in the first six months of 2007, due to the settlement of a $500 million intercompany note issued to AIC and the redemption of mandatorily redeemable preferred stock.

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

Liquidity Sources and Uses As reflected in our Condensed Consolidated Statements of Cash Flows, lower operating cash flows in the first six months of 2007, compared to the first six months of 2006 were primarily related to lower contract charges due to the disposition of the variable annuity business in 2006, higher income tax payments, and increased policy and contract benefit payments, partially offset by lower operating and capitalized acquisition expenses, an increase in investment income and higher premiums received.

Cash flows used in investing activities decreased in the first six months of 2007 due to an unfavorable change in cash flows from financing activities as well as lower net cash provided by operating activities. Also, cash flows used in investing activities in the prior year include the settlement of the disposal of substantially all of our variable annuity business.

Cash flows used in financing activities decreased in the first six months of 2007 compared to the first six months of 2006 primarily due to decreased contractholder fund deposits and increases in contractholder surrenders and withdrawals. For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

We have access to additional borrowing to support liquidity through The Allstate Corporation as follows:

•                  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of June 30, 2007, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

•                  Our new $1.00 billion unsecured revolving credit facility, which replaced our primary credit facility covering short-term liquidity requirements, has an initial term of five years expiring in 2012 with two one year extensions that can be exercised in the first or second year of the facility upon approval of existing or replacement lenders providing more than two thirds of the commitments to lend. This facility has a financial covenant requiring The Allstate Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement. This ratio at June 30, 2007 was 16.9%. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of The Allstate Corporation’s senior, unsecured, nonguaranteed long-term debt. There were no borrowings under this line of credit during the first six months of 2007. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed with the Securities and Exchange Commission (“SEC”) in May 2006. The Allstate Corporation can use it to issue an unspecified amount of debt securities, common stock (including 312 million shares of treasury stock as of June 30, 2007), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries. The specific terms of any securities The Allstate Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

As described in Note 1 to the Condensed Financial Statements, in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company had no liability for unrecognized tax benefits at January 1 or June 30, 2007. We believe it is reasonably possible that the liability balance will not significantly increase or decrease within the next 12 months.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 5 of the  Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Based on our analysis and the seniority of our securities’ claim on the underlying collateral, we currently expect to receive all payments on our sub-prime RMBS and Alt-A mortgage-backed securities portfolio in accordance with their original contractual terms. We currently do not anticipate significant downgrades in this portfolio.

On an ongoing basis, rating agencies review ratings of these securities and could downgrade or change their outlook due to, for example, a change in their ratings methodology and surveillance procedures, a perceived increase in the risk of default related to housing fundamentals or other developments that have a negative impact on the quality of the underlying mortgages. We believe that our practices for acquiring and monitoring these securities, which include consideration of the security’s rating, provide us with information sufficient to forecast our expected receipt of payments. We continually review information about these securities as it becomes known and may revise our payment outlook based on information such as a particular issuer’s ability to meet their contractual obligations, housing delinquencies or loss trends.

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty.

As required by Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was adopted as of January 1, 2007, we have disclosed our estimate of net unrecognized tax benefits and the reasonably possible change in its balance during the next 12 months. We believe that this estimate has been appropriately established based on available facts and information, however, actual results may differ from our estimate for reasons such as changes in our position on specific issues,  developments with respect to the governments’ interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

Item 5. Other Information

On July 23, 2007, the Registrant entered into the Investment Management Agreement among Allstate Investments, LLC and Allstate Insurance Company and The Allstate Corporation and Certain Affiliates effective as of January 1, 2007. Pursuant to the agreement, Allstate Investments, LLC provides investment management services to the Registrant. The Registrant and Allstate Investments, LLC are wholly-owned subsidiaries of The Allstate Corporation. A conformed copy of the agreement, attached hereto as Exhibit 10.2, is incorporated herein by reference.

Item 6.  Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

August 6, 2007
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

10.1	Credit Agreement, dated May 8, 2007, incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation’s current report on Form 8-K filed May 9, 2007 (File Number 001-11840).

10.2	Investment Management Agreement among Allstate Investments, LLC and Allstate Insurance Company and The Allstate Corporation and Certain Affiliates effective as of January 1, 2007.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 6, 2007, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1