Form 10-Q
period 2007-09-30
ALLSTATE LIFE INSURANCE CO
filed 2007-11-06
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes ☐    No ☒

As of November 5, 2007, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues
Premiums	$104	$129	$381	$392
Contract charges	236	218	694	780
Net investment income	1,062	1,035	3,145	3,026
Realized capital gains and losses	(128)	(30)	(2)	(137)
	1,274	1,352	4,218	4,061

Costs and expenses
Contract benefits	315	336	1,020	989
Interest credited to contractholder funds	672	651	1,967	1,889
Amortization of deferred policy acquisition costs	129	106	410	387
Operating costs and expenses	84	82	244	283
Restructuring and related charges	—	5	(1)	23
	1,200	1,180	3,640	3,571

Gain (loss) on disposition of operations	6	3	9	(85)

Income from operations before income tax expense	80	175	587	405

Income tax expense	24	53	195	131

Net income	$56	$122	$392	$274

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $61,099 and $60,851)	$61,658	$62,439
Mortgage loans	9,543	8,690
Equity securities	967	533
Short-term	748	805
Policy loans	765	752
Other	890	941

Total investments	74,571	74,160

Cash	132	273
Deferred policy acquisition costs	3,793	3,485
Reinsurance recoverables, net	3,399	3,392
Accrued investment income	720	689
Other assets	671	585
Separate Accounts	15,863	16,174

Total assets	$99,149	$98,758

Liabilities
Contractholder funds	$61,317	$60,565
Reserve for life-contingent contract benefits	12,296	12,204
Unearned premiums	32	34
Payable to affiliates, net	115	84
Other liabilities and accrued expenses	3,664	3,235
Deferred income taxes	154	258
Note payable to parent	—	500
Long-term debt	200	206
Separate Accounts	15,863	16,174

Total liabilities	93,641	93,260

Commitments and Contingent Liabilities (Note 5)

Shareholder’s Equity
Redeemable preferred stock — series A, $100 par value, 1,500,000 shares authorized, none and 49,230 shares issued and outstanding	—	5
Redeemable preferred stock — series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,108	1,108
Retained income	4,354	4,055
Accumulated other comprehensive income:
Unrealized net capital gains and losses	41	325

Total accumulated other comprehensive income	41	325

Total shareholder’s equity	5,508	5,498

Total liabilities and shareholder’s equity	$99,149	$98,758

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
($ in millions)	2007	2006
	(Unaudited)
Cash flows from operating activities
Net income	$392	$274
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(218)	(212)
Realized capital gains and losses	2	137
(Gain) loss on disposition of operations	(9)	85
Interest credited to contractholder funds	1,967	1,889
Changes in:
Contract benefit and other insurance reserves	(190)	(180)
Unearned premiums	(2)	(1)
Deferred policy acquisition costs	11	(204)
Reinsurance recoverables, net	(212)	(159)
Income taxes payable	68	(115)
Other operating assets and liabilities	(5)	7

Net cash provided by operating activities	1,804	1,521

Cash flows from investing activities
Proceeds from sales:
Fixed income securities	8,886	10,096
Equity securities	203	99
Investment collections:
Fixed income securities	2,618	2,433
Mortgage loans	1,234	1,367
Investment purchases:
Fixed income securities	(11,262)	(13,744)
Equity securities	(591)	(202)
Mortgage loans	(2,064)	(1,620)

Change in short-term investments, net	138	238
Disposition of operations	(2)	(812)
Change in other investments, net	54	(7)

Net cash used in investing activities	(786)	(2,152)

Cash flows from financing activities
Note payable to parent	(500)	—
Redemption of redeemable preferred stock	(11)	(19)
Contractholder fund deposits	6,630	7,772
Contractholder fund withdrawals	(7,193)	(6,702)
Dividends paid	(85)	(425)

Net cash (used in) provided by financing activities	(1,159)	626

Net decrease in cash	(141)	(5)
Cash at beginning of the period	273	154

Cash at end of period	$132	$149

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              General

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Allstate Life Insurance Company (“ALIC”) and its wholly owned subsidiaries (collectively referred to as the “Company”). ALIC is wholly owned by Allstate Insurance Company (“AIC”), a wholly owned subsidiary of The Allstate Corporation (the “Corporation”).

The condensed consolidated financial statements and notes as of September 30, 2007, and for the three-month and nine-month periods ended September 30, 2007 and 2006 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Investments

Equity securities include limited partnership interests and non-redeemable preferred and common stocks.  Common stocks and non-redeemable preferred stocks had a carrying value of $107 million and $72 million, and cost of $104 million and $61 million at September 30, 2007 and December 31, 2006, respectively.  Investments in limited partnership interests had a carrying value of $860 million and $461 million at September 30, 2007 and December 31, 2006, respectively.

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

 In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1.  SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those set forth in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract.  In February 2007, the AICPA issued Technical Practice Aids (“TPAs”) that provide interpretive guidance to be used in applying SOP 05-1.  The Company adopted the provisions of SOP 05-1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption resulted in a $9 million after-tax reduction to retained income to reflect the impact on estimated future gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1 and a reduction of deferred acquisition costs (“DAC”) and deferred sales inducements (“DSI”) balances of $13 million pre-tax as of January 1, 2007.  The ongoing effects of SOP 05-1 are not expected to have a material impact on the Company’s results of operations or financial position.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year beginning after September 15, 2006.  The Company elected not to remeasure existing hybrid financial instruments that contained embedded derivatives requiring bifurcation at the date of adoption pursuant to paragraph 12 or 13 of SFAS No. 133.  The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006.  No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

The Company had no liability for unrecognized tax benefits at January 1, 2007 or September 30, 2007, and believes it is reasonably possible that the liability balance will not significantly increase or decrease within the next 12 months.

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal income tax returns for 2003-2004.  The Company’s tax years prior to 2003 have been examined by the IRS and the statute of limitations has expired on those years.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”)

In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing their materiality in the financial statements.  SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to limitations of certain methods of materiality assessment utilized in current practice.  SAB 108 establishes a single quantification framework wherein the significance determination is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures.  On December 31, 2006, the Company adopted the provisions of SAB 108 which were effective for the first fiscal year ending after November 15, 2006.  The adoption of SAB 108 did not have any effect on the results of operations or financial position of the Company.

FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”)

FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance.  FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent income recognition for impaired debt securities.  The Company adopted FSP FAS 115-1 as of January 1, 2006 on a prospective basis.  The effect of adoption did not have a material effect on the results of operations or financial position of the Company.

SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”)

SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise not required.  The Company adopted SFAS No. 154 on January 1, 2006.  The adoption of SFAS No. 154 did not have any effect on the results of operations or financial position of the Company.

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and financial liabilities, including most insurance contracts, at fair value.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and also requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which have yet to be determined by the Company.

SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide, Investment Companies (“the Guide”) and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07- 1”)

In June 2007, the AICPA issued SOP 07-1.  Upon adoption of the SOP, the Company must also adopt the provisions of FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies”, which permanently exempts investment companies from applying the provisions of Interpretation 46(R) to investments carried at fair value.  SOP 07-1 provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company.  In certain circumstances SOP 07-1 precludes retention of specialized accounting for investment companies (i.e. fair value accounting) when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies.  Additionally SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied.  SOP 07-1 was to be effective for fiscal years beginning on or after December 15, 2007, however the FASB voted in October 2007 to delay the effective date.  A revised effective date for SOP 07-1 is not yet available.  The Company is assessing the current and future implications of this standard on its results of operations and financial position.

FASB Staff Position No. FIN 39-1 Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”.  FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The effects of applying FSP FIN 39-1 will be recorded as a change in accounting principle through retrospective application.  The adoption of FSP FIN 39-1 is not expected to have a material impact on the Company’s results of operations or financial position based on the current level of derivative activity.

2.              Related Party Transactions

On September 24, 2007, the Company paid a dividend in the amount of $85 million to its parent, AIC.

On December 27, 2006, the Company issued an intercompany note in the amount of $500 million payable to its parent, AIC, on demand and, in any event, by March 30, 2007.  This note was fully repaid in the first quarter of 2007.  This note had an interest rate of 5.25% and was reflected as note payable to parent on the Company’s Consolidated Statements of Financial Position at December 31, 2006.  Interest expense on this note, which totaled $5 million in the first nine months of 2007, is included as a component of operating costs and expenses in the Condensed Consolidated Statements of Operations.

3.              Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancing of fixed income securities, totaled $72 million and $26 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

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

	Nine months ended September 30,
(in millions)	2007	2006

Net change in fixed income securities	$(400)	$(531)
Net change in short-term investments	(34)	(760)
Net change in proceeds managed	(434)	(1,291)

Liabilities for collateral and security repurchase, beginning of year	$(2,294)	$(2,231)
Liabilities for collateral and security repurchase, end of period	(2,728)	(3,522)
Operating cash flow provided	$434	$1,291

4.              Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Premiums and contract charges
Direct	$564	$562	$1,742	$1,690
Assumed
Affiliate	4	4	12	12
Non-affiliate	7	6	20	21
Ceded—non-affiliate	(235)	(225)	(699)	(551)

Premiums and contract charges, net of reinsurance	$340	$347	$1,075	$1,172

        The effects of reinsurance on contract benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Contract benefits
Direct	$478	$483	$1,471	$1,369
Assumed
Affiliate	3	2	8	8
Non-affiliate	6	6	20	17
Ceded—non-affiliate	(172)	(155)	(479)	(405)

Contract benefits, net of reinsurance	$315	$336	$1,020	$989

The effects of reinsurance on interest credited to contractholder funds are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2007	2006	2007	2006

Interest credited to contractholder funds
Direct	$676	$657	$1,979	$1,875
Assumed
Affiliate	3	5	10	20
Non-affiliate	5	7	14	20
Ceded—non-affiliate	(12)	(18)	(36)	(26)

Interest credited to contractholder funds, net of reinsurance	$672	$651	$1,967	$1,889

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

The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed-return fund options and benefit guarantees.  $1.37 billion of assets supporting general account liabilities were transferred to Prudential, net of consideration, under the coinsurance provisions as of the transaction closing date.  General account liabilities of $1.31 billion at September 30, 2007 and $1.49 billion as of December 31, 2006, however, remain on the Condensed Consolidated Statements of Financial Position with a corresponding reinsurance recoverable.

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

Pursuant to the Agreement, the final market-adjusted consideration was $628 million.  The disposal resulted in a gain of $77 million pretax for ALIC, which was deferred as a result of the disposition being executed through reinsurance.  The deferred gain is included as a component of other liabilities and accrued expenses on the Consolidated Statements of Financial Position, and is amortized to gain (loss) on dispositions of operations on the Consolidated Statements of Operations over the life of the reinsured business which is estimated to be approximately 18 years.  For ALNY, the transaction resulted in a loss of $9 million pretax.  ALNY’s reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC’s deferred reinsurance gain, were included as a component of loss on disposition of operations on the Company’s Consolidated Statements of Operations and amounted to $61 million, after-tax, during 2006.  Gain (loss) on disposition of operations on the Consolidated Statements of Operations included amortization of ALIC’s deferred gain, after tax, of $3 million and $1 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  DAC and DSI were reduced by $726 million and $70 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

The separate account balances related to the modified coinsurance were $14.67 billion as of September 30, 2007 and $15.07 billion as of December 31, 2006.  Separate account balances totaling approximately $1.19 billion as of September 30, 2007 and $1.10 billion at December 31, 2006 related primarily to the variable life business that is being retained by the Company, and the variable annuity business in three affiliated companies that were not included in the Agreement.  In the first five-months of 2006, prior to this disposition, the Company’s variable annuity business generated approximately $127 million in contract charges.

5.              Guarantees and Contingent Liabilities

Guaranty Funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies owed to policyholders and claimants.  Amounts assessed to each company are typically related to its proportion of business written in a particular state.

The New York Liquidation Bureau (the “Bureau”) has publicly reported that Executive Life Insurance Company of New York (“Executive Life”), currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan, may only be able to meet future obligations of its annuity contracts for the next fifteen years due to an estimated $600 million shortfall in assets to fund those obligations.  If Executive Life were to be declared insolvent in the future, the Company would likely have exposure to guaranty fund assessments or other costs.

Based on the currently available information, the outcome of this situation is uncertain at this time.  The Bureau may eventually take actions to address this situation that may lead to guaranty fund assessments or other costs in other states beyond New York.  Under current law, the Company may be allowed in some states to recoup a portion of the amount of any additional guaranty fund assessments in periods subsequent to the recognition of such states’ guaranty fund assessments by offsetting future taxes due in such states. The market share of the Company's New York based subsidiary, ALNY, was approximately 5.5% in 2005 based on industry annuity premium in the State of New York.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment was $244 million at September 30, 2007.  The obligations associated with these fixed income securities expire at various times during the next seven years.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2007.

Regulation

The Company is subject to changing social, economic and regulatory conditions.  From time to time regulatory authorities or legislative bodies seek to impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry.  The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

Legal and regulatory proceedings and inquiries

Background

The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business.  As background to the “Proceedings” subsection below, please note the following:

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

•             The outcome on these matters may also be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts, and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers, or other entities.

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

•             For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection.  The Company reviews these matters on an ongoing basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•             Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

Proceedings

Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided in the following paragraph.

AIC is defending certain matters relating to its agency program reorganization announced in 1999.  These matters are in various stages of development.

•                  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court granted AIC’s motions for summary judgment.

•                  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  AIC’s interlocutory appeal of the trial court’s summary judgment order is now pending in the United States Court of Appeals for the Eighth Circuit.

•                  AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims.  The court approved the form of class notice in October 2007 and set a December 2007 deadline for filing dispositive motions.

•                  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted AIC’s motion to dismiss the case.

In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

The Company is defending a certified nationwide class action related to certain of its universal life policies written prior to 1992.  The breach of contract claim involves premium increases that the Company charged related to those policies.  Other life insurance companies have faced similar suits.  The parties have reached a settlement, which has been approved by the court.  The Company is now effectuating the terms of the settlement.

Other Matters

Various other legal, governmental, and regulatory actions, including state market conduct exams, and other governmental and regulatory inquiries are currently pending that involve the Company and specific aspects of its conduct of business.  Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of proceedings, some of which involve claims for substantial or indeterminate amounts.  These actions are based on a variety of issues and target a range of the Company’s practices. The outcome of these disputes is currently unpredictable.  One or more of these matters could have an adverse effect on the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

6.              Other Comprehensive Income

The components of other comprehensive (loss) income on a pretax and after-tax basis are as follows:

	Three months ended September 30,
	2007			2006
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding gains (losses) arising during the period, net of related offsets	$(52)	$18	$(34)	$664	$(233)	$431
Less: reclassification adjustment of realized capital gains and losses	103	(36)	67	162	(57)	105
Other comprehensive income (loss)	$(155)	$54	(101)	$502	$(176)	326

Net income			56			122
Comprehensive (loss) income			$(45)			$448

	Nine months ended September 30,
	2007			2006
(in millions)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized net holding (losses) gains arising during the period, net of related offsets	$(335)	$117	$(218)	$(465)	$162	$(303)
Less: reclassification adjustment of realized capital gains and losses	102	(36)	66	(132)	46	(86)
Other comprehensive (loss) income	$(437)	$153	(284)	$(333)	$116	(217)

Net income			392			274
Comprehensive income			$108			$57

7.              Quarterly Results

	First Quarter			Second Quarter
(in millions)	2007	2006	2005	2007	2006	2005
Revenues	$1,435	$1,349	$1,290	$1,509	$1,360	$1,315
Income before cumulative effect of change in accounting principle, after-tax	149	96	68	187	56	87
Net income	149	96	68	187	56	87

	Third Quarter			Fourth Quarter
(in millions)	2007	2006	2005	2006	2005
Revenues	$1,274	$1,352	$1,347	$1,502	$1,327
Income before cumulative effect of change in accounting principle, after-tax	56	122	159	154	103
Net income	56	122	159	154	103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company:

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”, an affiliate of The Allstate Corporation) as of September 30, 2007, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

November 2, 2007

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

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

HIGHLIGHTS

•               Net income declined $66 million to $56 million in the third quarter of 2007 and increased $118 million to $392 million in the first nine months of 2007 compared to the same periods in 2006.

•               Contractholder fund deposits totaled $1.89 billion and $6.62 billion for the third quarter and first nine months of 2007, respectively, compared to $2.17 billion and $7.74 billion for the third quarter and first nine months of 2006, respectively.

•               Investments as of September 30, 2007 declined 0.6% from September 30, 2006 and net investment income increased 2.6% and 3.9% in the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006.

•               Return on average shareholder’s equity was 9.8% and 6.4% for the twelve months ended September 30, 2007 and 2006, respectively.

•               Effective June 1, 2006, we disposed of substantially all of our variable annuity business through reinsurance with Prudential Financial Inc. (“Prudential”).  The following table presents the results of operations attributable to our variable annuity business for the period of 2006 prior to the disposition.

(in millions)	Nine Months Ended September 30, 2006
Premiums	$—
Contract charges	136
Net investment income	16
Realized capital gains and losses	(8)
Total revenues	144

Contract benefits	(12)
Interest credited to contractholder funds	(24)
Amortization of deferred policy acquisition costs	(44)
Operating costs and expenses	(43)
Total costs and expenses	(123)

Loss on disposition of operations	(88)

Income from operations before income tax expense	$(67)

(1)   For the nine months ended September 30, 2006, income from operations before income tax expense attributable to the variable annuity business reinsured to Prudential included an investment spread and benefit spread of $(8) million and $15 million, respectively.

OPERATIONS

The Company’s results of operations for the three months and nine months ended September 30 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Revenues
Premiums	$104	$129	$381	$392
Contract charges	236	218	694	780
Net investment income	1,062	1,035	3,145	3,026
Realized capital gains and losses	(128)	(30)	(2)	(137)
Total revenues	1,274	1,352	4,218	4,061

Costs and expenses
Contract benefits	(315)	(336)	(1,020)	(989)
Interest credited to contractholder funds	(672)	(651)	(1,967)	(1,889)
Amortization of DAC	(129)	(106)	(410)	(387)
Operating costs and expenses	(84)	(82)	(244)	(283)
Restructuring and related charges	—	(5)	1	(23)
Total costs and expenses	(1,200)	(1,180)	(3,640)	(3,571)

Gain (loss) on disposition of operations	6	3	9	(85)
Income tax expense	(24)	(53)	(195)	(131)
Net income	$56	$122	$392	$274

Net Income declined $66 million to $56 million in the third quarter of 2007 and increased $118 million to $392 million in the first nine months of 2007 compared to the same periods in 2006.  The decline in the third quarter was mostly the result of lower revenues, higher amortization of deferred policy acquisition costs (“DAC”) and interest credited to contractholder funds, partially offset by lower contract benefits.  Higher net income in the first nine months of 2007 was primarily attributable to increased revenues, the recognition in the prior year of losses relating to the disposition of substantially all of our variable annuity business, and lower operating costs and expenses, partially offset by higher interest credited to contractholder funds, contract benefits and amortization of DAC.

Analysis of Revenues Total revenues decreased 5.8% and increased 3.9% in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year.  The decrease in the third quarter of 2007 was the result of higher net realized capital losses and lower premiums, partially offset by increased net investment income and contract charges.  The increase in the first nine months of 2007 was attributable to lower net realized capital losses and higher net investment income, partially offset by lower contract charges and premiums.

Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive and variable life, fixed annuities, institutional products and variable annuities for which deposits are classified as contractholder funds or separate accounts liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.  As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues.  Subsequent to the close of our reinsurance transaction with Prudential, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Condensed Consolidated Statements of Operations (see Note 4 to the Condensed Consolidated Financial Statements).

The following table summarizes premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Premiums
Traditional life	$62	$60	$192	$186
Immediate annuities with life contingencies	32	59	161	177
Other	10	10	28	29
Total premiums	104	129	381	392

Contract charges
Interest-sensitive life	217	200	637	589
Fixed annuities	19	17	56	53
Variable annuities	—	1	1	138
Total contract charges (1)	236	218	694	780

Total premiums and contract charges	$340	$347	$1,075	$1,172

(1)          Contract charges for the three months ended September 30, 2007 and 2006 include contract charges related to the cost of insurance totaling $156 million and $142 million, respectively.  Contract charges for the nine months ended September 30, 2007 and 2006 include contract charges related to the cost of insurance totaling $456 million and $452 million, respectively.

Total premiums declined 19.4% and 2.8% in the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006.  The decline in both periods was due primarily to lower sales of immediate annuities with life contingencies.

Contract charges increased 8.3% in the third quarter of 2007 and declined 11.0% in the first nine months of 2007 compared to the same periods of 2006.  In the third quarter, the increase was the result of higher contract charges on interest-sensitive life insurance policies due to growth in contractholder funds.  The decline in contract charges in the nine month period was due to the disposal of substantially all of our variable annuity business through reinsurance effective June 1, 2006.  Excluding contract charges on variable annuities, contract charges increased 7.9% in the first nine months of 2007 compared to the same period of 2006.  This increase also reflects higher contract charges on interest-sensitive life insurance policies due to growth in contractholder funds.

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

The following table shows the changes in contractholder funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Contractholder funds, beginning balance	$61,173	$60,208	$60,565	$58,190

Deposits
Fixed annuities	1,064	1,838	2,639	5,054
Institutional products (funding agreements)	500	—	3,000	1,600
Interest-sensitive life	327	333	982	989
Variable annuity and life deposits allocated to fixed accounts	—	—	1	98
Total deposits	1,891	2,171	6,622	7,741

Interest credited	672	669	1,976	1,937

Maturities, benefits, withdrawals and other adjustments
Maturities of institutional products	(474)	(776)	(2,469)	(2,039)
Benefits	(434)	(376)	(1,265)	(1,132)
Surrenders and partial withdrawals	(1,357)	(1,131)	(3,468)	(3,385)
Contract charges	(188)	(173)	(553)	(514)
Net transfers from (to) separate accounts	3	(1)	9	(146)
Fair value hedge adjustments	61	16	27	(4)
Other adjustments	(30)	15	(127)	(26)
Total maturities, benefits, withdrawals and other adjustments	(2,419)	(2,426)	(7,846)	(7,246)
Contractholder funds, ending balance	$61,317	$60,622	$61,317	$60,622

Contractholder funds increased 0.2% and 0.7% in the third quarters of 2007 and 2006, and increased 1.2% and 4.2% in the first nine months of 2007 and 2006, respectively.  Average contractholder funds increased 1.4% and 2.6% in the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006.  This is compared to an increase in average contractholder funds of 5.6% and 7.0% in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005.

Contractholder deposits declined 12.9% and 14.5% in the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006.  These declines were primarily due to lower deposits on fixed annuities partially offset by higher deposits on funding agreements.  Deferred fixed annuity deposits were $996 million and $2.45 billion (including indexed annuities) in the third quarter and first nine months of 2007, respectively, a decrease of 43.8% and 49.1%, respectively, compared to the same periods in the prior year.  These declines are indicative of lower industry-wide fixed annuity sales and our strategy to raise new business returns on capital for these products.

Surrenders and partial withdrawals increased 20.0% and 2.5% in the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006.  The increase in surrenders and partial withdrawals in the first nine months of 2007 was lessened by the absence in 2007 of surrenders and partial withdrawals related to the variable annuity business that was reinsured effective June 1, 2006.  Subsequent to the effective date of that transaction, the net change in contractholder funds attributable to the reinsured variable annuity business is included as a component of the other adjustments line in the table above.  Surrenders and partial withdrawals for the first nine months of 2006 include $120 million related to the reinsured variable annuity business.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life products, based on the beginning of period contractholder funds, was 10.9% and 11.0% for the first nine months of 2007 and 2006, respectively.

Net investment income increased 2.6% in the third quarter and 3.9% in the first nine months of 2007 compared to the same periods of 2006.  The increase in both periods was primarily due to increased partnership income and increased portfolio yields, including on floating rate instruments.  For certain products, the yield changes on our floating rate instruments are primarily offset by changes in crediting rates to holders of our floating rate contracts, resulting in minimal impact on net income.  See the Investments section of MD&A for further detail of net investment income.

Realized capital gains and losses reflected net losses of $128 million and $2 million in the third quarter and first nine months of 2007, respectively.  This compares to net losses of $30 million and $137 million in the third quarter and first nine months of 2006, respectively.  For further discussion of realized capital gains and losses, see the Investments section of MD&A.

Analysis of Costs and Expenses   Total costs and expenses increased 1.7% or $20 million and 1.9% or $69 million in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year.  The increase in the third quarter reflects higher amortization of DAC and interest credited to contractholder funds partially offset by lower contract benefits.  In the nine month period, the increase reflects higher interest credited to contractholder funds, contract benefits and amortization of DAC, partially offset by lower operating costs and expenses as well as restructuring and related charges.

Contract benefits decreased 6.3% or $21 million in the third quarter of 2007 and increased 3.1% or $31 million in the first nine months of 2007 compared to the same periods in the prior year.  The decline in the third quarter of 2007 was driven primarily by favorable mortality experience on immediate annuities.  The increase in the first nine months of 2007 was due to litigation related costs in the form of additional policy benefits on certain universal life policies written prior to 1992 and less favorable life mortality in 2007, partially offset by favorable mortality experience on immediate annuities and the absence in 2007 of contract benefits on the reinsured variable annuity business, which totaled $12 million for the nine months ended September 30, 2006.

Contract benefits include the implied interest on life-contingent immediate annuities.  This implied interest totaled $137 million and $138 million in the third quarter of 2007 and 2006, respectively, and totaled $412 million and $405 million in the first nine months of 2007 and 2006, respectively.  We analyze our mortality and morbidity results using the difference between premiums, contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on life-contingent immediate annuities (“benefit spread”).

The benefit spread by product group is disclosed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Life insurance	$86	$86	$247	$291
Annuities	(4)	(13)	(18)	(31)
Total benefit spread	$82	$73	$229	$260

Interest credited to contractholder funds increased 3.2% or $21 million in the third quarter and 4.1% or $78 million in the first nine months of 2007 compared to the same periods in the prior year.  The increase in both periods was the result of growth in contractholder funds.  In the first nine months of 2007, the impact of the growth in contractholder funds was partially offset by the absence in 2007 of interest credited related to the reinsured variable annuity business.  Interest credited to contractholder funds related to the reinsured variable annuity business totaled $24 million in the first nine months of 2006.

In order to analyze the impact of net investment income and interest credited to policyholders on net income, we review the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on life contingent immediate annuities which is included as a component of contract benefits on the Condensed Consolidated Statements of Operations (“investment spread”).  The investment spread by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Annuities	$126	$123	$384	$359
Life insurance	13	12	42	39
Institutional products	19	22	64	66
Net investment income on investments supporting capital	95	89	276	268
Total investment spread	$253	$246	$766	$732

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2007	2006	2007	2006	2007	2006
Interest-sensitive life	6.2%	6.2%	4.7%	4.7%	1.5%	1.5%
Deferred fixed annuities	5.9	5.7	3.8	3.8	2.1	1.9
Immediate fixed annuities with and without life contingencies	7.0	7.2	6.5	6.7	0.5	0.5
Institutional products	6.3	6.3	5.5	5.4	0.8	0.9
Investments supporting capital, traditional life and other products	5.9	6.7	N/A	N/A	N/A	N/A

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2007	2006	2007	2006	2007	2006
Interest-sensitive life	6.2%	6.2%	4.6%	4.7%	1.6%	1.5%
Deferred fixed annuities	5.8	5.7	3.7	3.7	2.1	2.0
Immediate fixed annuities with and without life contingencies	7.1	7.2	6.5	6.6	0.6	0.6
Institutional products	6.1	6.0	5.2	5.0	0.9	1.0
Investments supporting capital, traditional life and other products	5.8	6.7	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	As of September 30,
(in millions)	2007	2006
Immediate fixed annuities with life contingencies	$8,249	$8,045
Other life contingent contracts and other	4,047	4,057
Reserve for life-contingent contracts	$12,296	$12,102

Interest-sensitive life	$8,804	$8,286
Deferred fixed annuities	34,728	35,762
Immediate fixed annuities without life contingencies	3,816	3,723
Institutional products	13,500	12,459
Market value adjustments related to derivative instruments and other	469	392
Contractholder funds	$61,317	$60,622

Amortization of DAC increased 21.7% or $23 million in the third quarter of 2007 and 5.9% or $23 million in the first nine months of 2007 compared to the same periods of 2006.  The components of amortization of DAC are shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions (1)	$(144)	$(126)	$(417)	$(441)
Amortization relating to realized capital gains and losses (2)	15	20	(5)	56
Changes in assumptions (“unlocking”)	—	—	12	(2)
Total amortization of DAC	$(129)	$(106)	$(410)	$(387)

(1)          Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions for the nine months ended September 30, 2006 includes $(72) million relating to the reinsured variable annuity business.

(2)          Amortization relating to realized capital gains and losses for the nine months ended September 30, 2006 includes $28 million of amortization relating to the reinsured variable annuity business.

The increase in amortization of DAC in the third quarter of 2007 compared to the third quarter of the prior year was primarily the result of an increase in gross profits attributable to annuities and, to a lesser extent, a reduced credit to income resulting from amortization relating to realized capital gains and losses.  The increase in amortization in the first nine months of 2007 was impacted by the absence in 2007 of amortization on the variable annuity business that was reinsured effective June 1, 2006.  Excluding amortization relating to the reinsured variable annuity business, amortization of DAC increased 19.5% in the first nine months of 2007 compared to the same period in the prior year.  This increase was due to higher gross profits attributable to annuities and an unfavorable change in amortization relating to realized capital gains and losses, partially offset by a favorable impact totaling $14 million relating to our annual comprehensive review of DAC assumptions (commonly referred to as “unlocking”).

The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Operating costs and expenses increased 2.4% in the third quarter of 2007 compared to the same period of 2006 and declined 13.8% in the first nine months of 2007 compared to the same periods of 2006.  The following table summarizes operating costs and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Non-deferrable acquisition costs	$(24)	$(23)	$(72)	$(95)
Other operating costs and expenses	(60)	(59)	(172)	(188)
Total operating costs and expenses	$(84)	$(82)	$(244)	$(283)

Restructuring and related charges	$—	$(5)	$1	$(23)

Non-deferrable acquisition costs increased 4.3% in the third quarter of 2007 compared to the same period in the prior year due primarily to higher premium taxes.  Other operating costs and expenses increased 1.7% in the third quarter of 2007 due to increased investment in technology.  The decline in non-deferrable acquisition costs and other operating costs and expenses in the first nine months of 2007 compared to the same period of 2006 was driven mostly by the absence of expenses in 2007 related to the variable annuity business reinsured effective June 1, 2006.  For the first nine months of 2006, non-deferrable acquisition costs and other operating costs and expenses included $19 million and $24 million, respectively, of expenses relating to the reinsured variable annuity business.  Excluding the impact of the reinsured variable annuity business, in the first nine months of 2007, non-deferrable acquisition expenses decreased 5.3% due to lower premium taxes and decreased non-deferrable commissions on certain immediate annuities while other operating costs and expenses increased 4.9% due to increased interest expense and, to a lesser extent, increased investment in technology.

Restructuring and related charges for the first nine months of 2006 reflect costs related to a voluntary termination offer.

Gain (loss) on disposition of operations changed by a favorable $3 million and $94 million in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year.  This improvement was due to the recognition in the prior year of losses relating to the disposition of substantially all of our variable annuity business.

Income tax expense decreased by $29 million and increased by $64 million in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year.  These changes reflect the proportional impact of changes in income before taxes.  The effective tax rates were relatively consistent in each of the periods.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at September 30, 2007 is presented in the table below.

(in millions)	Investments	Percent to total

Fixed income securities (1)	$61,658	82.7%
Mortgage loans	9,543	12.8
Equity securities	967	1.3
Short-term	748	1.0
Policy loans	765	1.0
Other	890	1.2
Total	$74,571	100.0%

(1)          Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $61.10 billion.

Total investments increased to $74.57 billion at September 30, 2007 from $74.16 billion at December 31, 2006, primarily due to positive cash flows from operating activities, including increased funds associated with securities lending and securities sold with the agreement to repurchase, partially offset by decreased net unrealized gains on fixed income securities and the repayment of a note payable to our parent, AIC.

Total investments at amortized cost related to collateral received in connection with securities lending business activities, funds received in connection with securities repurchase agreements, and collateral posted by counterparties related to derivative transactions increased to $2.73 billion at September 30, 2007 from $2.29 billion at December 31, 2006.  Fixed income securities by type are listed in the table below.

($ in millions)	September 30, 2007	% to Total Investments	December 31, 2006	% to Total Investments

U.S. government and agencies	$3,564	4.8%	$3,496	4.7%
Municipal	4,442	6.0	4,790	6.5
Corporate	33,596	45.1	34,309	46.3
Asset-backed securities	6,145	8.2	5,681	7.7
Commercial mortgage-backed securities	8,076	10.8	7,600	10.2
Mortgage-backed securities	3,700	5.0	4,518	6.1
Foreign government	2,108	2.8	2,023	2.7
Redeemable preferred stock	27	—	22	—
Total fixed income securities	$61,658	82.7%	$62,439	84.2%

At September 30, 2007, 93.8% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

During the third quarter of 2007, the financial markets experienced liquidity declines, primarily in the residential mortgage and asset-backed commercial paper markets.  Certain other asset-backed and real estate investment markets experienced similar illiquidity, but to a much lesser degree.  After gaining assurance as to the reasonableness of our vendor pricing services, we have been able to continue to value our portfolio of these securities based upon independent market quotations.

Asset-backed and mortgage-backed fixed income securities by type are listed in the table below.

($ in millions)	Aaa	Aa	A	Baa	Ba or lower	Fair value at September 30, 2007	% to Total Investments
Asset-backed securities
Asset-backed securities collateralized by sub-prime residential mortgage loans:
Asset-backed residential mortgage-backed securities (“ABS RMBS”)	64.1%	29.9%	6.0%	—	—	$2,689	3.6%
Asset-backed collateralized debt obligations (“ABS CDOs”)	67.2	26.2	4.5	0.6	1.5	84	0.1
Total asset-backed securities collateralized by sub-prime residential mortgage loans						2,773	3.7

Other collateralized debt obligations	34.4	27.3	27.4	7.7	3.2	2,067	2.8
Other asset-backed securities	51.2	7.4	20.3	14.9	6.2	1,305	1.7
Total Asset-backed securities						$6,145	8.2%

Mortgage-backed securities
U.S. Agency	100.0	—	—	—	—	$2,131	2.9%
Prime	96.0	4.0	—	—	—	965	1.3
Alt-A	91.7	8.1	0.2	—	—	604	0.8
Total Mortgage-backed securities						$3,700	5.0%

Certain of our asset-backed securities and mortgage-backed securities are collateralized by residential mortgage loans that are characterized by borrowers of differing levels of creditworthiness: U.S. agency, prime, Alt-A and sub-prime.  Our practice for acquiring and monitoring ABS RMBS (also known as “sub-prime RMBS”) and Alt-A mortgage-backed securities takes into consideration the quality of the originator, quality of the servicer, security credit rating, underlying characteristics of the mortgages, borrower characteristics, level of credit enhancement in the transaction, and bond insurer strength, where applicable.  The originators and servicers of the underlying mortgage loans are primarily subsidiaries of large banks and broker/dealers.  These securities are structured to experience losses according to the seniority level of each tranche, with the least senior tranche taking the first loss.

At September 30, 2007, we did not record any investment write-downs related to our ABS RMBS, ABS CDOs or Alt-A residential mortgage-backed securities.  Although we do not currently anticipate other-than-temporary impairments on these securities, a deterioration of future market conditions could cause us to alter that outlook.  In addition, based on our analysis and the seniority of our securities’ claim on the underlying collateral, we currently expect to receive all payments on these securities in accordance with their original contractual terms.

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral.

($ in millions)	Fair value at September 30, 2007	% to Total Investments
ABS RMBS
First lien:
Fixed rate (1)	$795	1.1%
Variable rate (1)	1,285	1.7
Total first lien (2)	2,080	2.8
Second lien:
Insured	470	0.6
Other	139	0.2
Total second lien (3)	609	0.8
Total ABS RMBS	$2,689	3.6%

(1)  Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2)  The credit ratings of the first lien ABS RMBS were 56.8% Aaa, 35.9% Aa and 7.3% A at September 30, 2007.

(3)  The credit ratings of the second lien ABS RMBS were 89.0% Aaa, 9.4% Aa and 1.6% A at September 30, 2007.

ABS RMBS includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for prime or alternative financing terms due in part to an impaired or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit profile.  As of September 30, 2007, the ABS RMBS portfolio had net unrealized losses of $159 million, which were comprised of $1 million of unrealized gains and $160 million of unrealized losses.  This is compared to net unrealized losses of $26 million, which were comprised of $3 million of unrealized gains and $29 million of unrealized losses at June 30, 2007.  During the third quarter of 2007, five second lien ABS RMBS with a value of $57 million were downgraded within the investment grade ratings.  Since September 30, 2007, two tranches with a value of $13 million were downgraded within the investment grade ratings, one tranche with a value of $2 million was downgraded from A to Ba and one tranche with a value of $1 million was downgraded from Baa to Ba.  During the third quarter of 2007, we acquired $99 million of ABS RMBS.  We also collected $128 million of principal repayments consistent with the expected cash flows.  These repayments represent nearly 5% of the amortized cost of our outstanding ABS RMBS portfolio at June 30, 2007.

At September 30, 2007, $596 million or 34.6% of the total ABS RMBS securities that are rated Aaa are currently insured by 4 bond insurers.  $1.66 billion or 61.5% of the portfolio consisted of securities that were issued during 2006 and 2007.  At September 30, 2007, 80.1% of these securities were rated Aaa, 17.3% rated Aa, 2.5% rated A and 0.1% rated Baa.  The expected weighted average life of our 2006 and 2007 ABS RMBS portfolio was estimated to be approximately 4 years at origination.  As the underlying mortgages are repaid,  the weighted average life at origination of the remaining positions will lengthen.

ABS CDOs are securities collateralized by a variety of other securities, including residential mortgage-backed securities that may be sub-prime.  As of September 30, 2007, this portfolio had unrealized losses of $55 million, compared to unrealized losses of $7 million at June 30, 2007.  During the third quarter of 2007, $25 million of an Aaa rated tranche of one ABS CDO was liquidated and we received full return of principal and interest.

Other collateralized debt obligations consist of investments secured primarily by corporate credit obligations, including both investment grade and high yield corporate credits.

Other asset-backed securities consist primarily of investments secured by portfolios of credit card loans, auto loans, student loans and other consumer and corporate obligations.

        Included in our mortgage-backed fixed income securities are Alt-A mortgage-backed securities at fixed or variable rates.  The following table presents information about the collateral in our Alt-A holdings.

($ in millions)	September 30, 2007	% to Total Investments
Alt-A
Fixed rate	$434	0.6%
Variable rate	170	0.2
Total Alt-A (1)	$604	0.8%

        Alt-A mortgage-backed securities include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  At September 30, 2007, the Alt-A portfolio had net unrealized losses of $10 million, which were comprised of $1 million of unrealized gains and $11 million of unrealized losses.  At June 30, 2007, these securities had net unrealized losses of $3 million, which were comprised of $2 million of unrealized gains and $5 million of unrealized losses.  $168 million or 27.8% of these securities were issued during 2006 and 2007.  During the third quarter of 2007, we sold $13 million of Alt-A securities recognizing a loss of $1 million.

Unrealized net capital gains on fixed income and equity securities at September 30, 2007 were $562 million, a decrease of $1.04 billion or 64.9% since December 31, 2006.  The net unrealized gain for the fixed income portfolio totaled $559 million, comprised of $1.86 billion of unrealized gains and $1.30 billion of unrealized losses at September 30, 2007.  This is compared to a net unrealized gain for the fixed income portfolio totaling $1.59 billion at December 31, 2006, comprised of $2.10 billion of unrealized gains and $507 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2007, $1.20 billion or 92.5% were related to investment grade securities and are believed to be primarily interest rate related.  Of the remaining $98 million of unrealized losses in the fixed income portfolio, $73 million or 74.5% were in the corporate fixed income portfolio and were primarily comprised of securities in the financial services, consumer goods,  utilities, communications and capital goods sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.

The net unrealized gain for the common and non-redeemable preferred stock portfolio totaled $3 million and $11 million at September 30, 2007 and December 31, 2006, respectively.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities or cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  The securities identified, and other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers.  All securities in an unrealized loss position at September 30, 2007 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

	September 30, 2007			December 31, 2006
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$14	$14	—%	$13	$16	—%
Restructured	6	6	—	4	4	—
Potential problem	115	101	0.2	107	118	0.2
Total net carrying value	$135	$121	0.2%	$124	$138	0.2%
Cumulative write-downs recognized (1)	$188			$184

(1)  Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced an increase in the amortized cost of each of the fixed income security categories as of September 30, 2007 compared to December 31, 2006.  The increases were primarily due to certain ABS CDOs as well as bonds issued by a prime mortgage lender.

        We also evaluated each of these securities through our portfolio monitoring process at September 30, 2007 and recorded write-downs if appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the security until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Investment Income The following table presents net investment income for the three months and nine months ended September 30.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Fixed income securities	$932	$911	$2,765	$2,663
Equity securities (1)	21	9	55	30
Mortgage loans	140	127	406	380
Other	39	58	128	139
Investment income, before expense	1,132	1,105	3,354	3,212
Investment expense	(70)	(70)	(209)	(186)
Net investment income	$1,062	$1,035	$3,145	$3,026

(1) Net investment income from partnership interests	$19	$8	$52	$27

        Net investment income increased 2.6% and 3.9% in the three months and nine months ended September 30, 2007 as compared to the same periods in the prior year.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Investment write-downs	$(18)	$(8)	$(23)	$(17)
Dispositions	(31)	33	(46)	(117)
Valuation of derivative instruments	(58)	(47)	57	(33)
Settlement of derivative instruments	(21)	(8)	10	30
Realized capital gains and losses, pretax	(128)	(30)	(2)	(137)
Income tax benefit	45	10	—	48
Realized capital gains and losses, after-tax	$(83)	$(20)	$(2)	$(89)

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

        In the third quarter of 2007, we recognized $6 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value.  The change in our intent is primarily related to strategic asset allocation decisions and ongoing comprehensive reviews of our portfolio.  We identified $906 million of securities which we did not have the intent to hold until recovery.

        Net realized losses related to valuations of derivative instruments in the third quarter of 2007 were primarily due to changes in underlying interest rates.  Approximately $25 million or 43.2% of the losses relate to economic hedging instruments that support investments whose valuation changes are reported in shareholders’ equity.  The improvement in realized capital gains and losses relating to the valuation of derivative instruments in the first nine months of 2007 compared to the same periods in the prior year was primarily the result of equity market fluctuations.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and debt, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

(in millions)	September 30, 2007	December 31, 2006
Redeemable preferred stock	$—	$5
Common stock, retained income and other shareholder’s equity items	5,467	5,168
Accumulated other comprehensive income	41	325
Total shareholder’s equity	5,508	5,498
Debt	200	706
Total capital resources	$5,708	$6,204

Shareholder’s equity increased in the first nine months of 2007, due primarily to net income, partially offset by lower net unrealized capital gains and dividends.

Debt decreased in the first nine months of 2007, due to the repayment of a $500 million intercompany note issued to AIC and the redemption of mandatorily redeemable preferred stock.

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

Liquidity Sources and Uses As reflected in our Condensed Consolidated Statements of Cash Flows, higher operating cash flows in the first nine months of 2007, compared to the first nine months of 2006, were primarily related to lower operating expenses and tax payments, an increase in investment income and higher premiums received, partially offset by increased policy and contract benefit payments and the absence in 2007 of contract charges on the reinsured variable annuity business.

        Decreased cash flows used in investing activities were due to an unfavorable change in cash flows from financing activities.  Also, cash flows used in investing activities in the prior year include the settlement of the disposal of substantially all of our variable annuity business.

        Cash flows used in financing activities increased in the first nine months of 2007 compared to the first nine months of 2006 primarily due to decreased contractholder fund deposits and increases in contractholder surrenders and withdrawals.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

        Dividends of $85 million were paid to our parent, AIC, in the third quarter of 2007.  We expect to pay dividends of approximately $240 million during the fourth quarter of 2007, and may seek regulatory approval for additional dividends.  These dividends complement other proactive efforts to improve the Company’s returns.

        We have access to additional borrowing to support liquidity through The Allstate Corporation as follows:

•     A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2007, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

•     In May 2007, The Allstate Corporation replaced its primary credit facility covering short-term liquidity requirements.  The new $1.00 billion unsecured revolving credit facility, has an initial term of five years expiring in 2012 with two one year extensions that can be exercised in the first or second year of the facility upon approval of existing or replacement lenders providing more than two thirds of the commitments to lend.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring The Allstate Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at September 30, 2007 was 16.8%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of The Allstate Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under this line of credit during the first nine months of 2007.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•      A universal shelf registration statement was filed with the Securities and Exchange Commission (“SEC”) in May 2006.  The Allstate Corporation can use it to issue an unspecified amount of debt securities, common stock (including 326 million shares of treasury stock as of September 30, 2007), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.  The specific terms of any securities The Allstate Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

        As described in Note 1 to the Condensed Consolidated Financial Statements, in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company had no liability for unrecognized tax benefits at January 1 or September 30, 2007.  We believe it is reasonably possible that the liability balance will not significantly increase or decrease within the next 12 months.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our analysis and the seniority of our securities’ claim on the underlying collateral, we currently do not anticipate other-than-temporary impairments and we expect to receive all payments on our asset-backed residential mortgage-backed securities (“ABS RMBS”), asset-backed collateralized debt obligations (“ABS CDO”) and Alt-A mortgage-backed securities portfolios in accordance with their original contractual terms.

        Changes in the actual or expected performance of mortgage-related securities, the actual or perceived financial strength and claims paying ability of bond insurers, or the valuation and market for these types of securities could lead us to reconsider our payment outlook and determine that write-downs are appropriate in the future.

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty.

        As required by Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was adopted as of January 1, 2007, we have disclosed our estimate of net unrecognized tax benefits and the reasonably possible increase or decrease in its balance during the next 12 months.  We believe that this estimate has been appropriately established based on available facts and information, however, actual results may differ from our estimate for reasons such as changes in our position on specific issues,  developments with respect to the governments’ interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

Item 5. Other Information

On July 23, 2007, the Registrant entered into the Investment Management Agreement among Allstate Investments, LLC and Allstate Insurance Company and The Allstate Corporation and Certain Affiliates effective as of January 1, 2007.  Pursuant to the agreement, Allstate Investments, LLC provides investment management services to the Registrant.  The Registrant and Allstate Investments, LLC are wholly-owned subsidiaries of The Allstate Corporation.  A conformed copy of the agreement, attached as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007, is incorporated herein by reference.

Item 6.  Exhibits

                (a)           Exhibits

                        An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

November 5, 2007
By /s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 2, 2007, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1