Form 10-K
period 2007-12-31
ALLSTATE LIFE INSURANCE CO
filed 2008-03-17
CIK 352736

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

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT.
                                 YES /X/ NO / /

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY. SEE THE DEFINITIONS OF "LARGE ACCELERATED FILER," "ACCELERATED FILER," AND "SMALLER REPORTING COMPANY" IN RULE 12b-2 OF THE EXCHANGE ACT. (CHECK ONE):

     LARGE ACCELERATED FILER     ACCELERATED FILER     NON-ACCELERATED FILER    SMALLER REPORTING COMPANY
              / /                      / /                      /X/                        / /
                                           (DO NOT CHECK IF A SMALLER REPORTING COMPANY)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
                                 YES / / NO /X/

NONE OF THE COMMON EQUITY OF THE REGISTRANT IS HELD BY NON-AFFILIATES. THEREFORE, THE AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT IS ZERO.

AS OF MARCH 14, 2008, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE INSURANCE COMPANY.

                         ALLSTATE LIFE INSURANCE COMPANY
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2007

                                                                                                              PAGE
PART I

Item 1.        Business                                                                                          1
Item 1A.       Risk Factors                                                                                      5
Item 1B.       Unresolved Staff Comments                                                                         9
Item 2.        Properties                                                                                        9
Item 3.        Legal Proceedings                                                                                10
Item 4.        Submission of Matters to a Vote of Security Holders *                                           N/A

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
               of Equity Securities                                                                             11
Item 6.        Selected Financial Data                                                                          12
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations            13
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                                       52
Item 8.        Financial Statements and Supplementary Data                                                      53
Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure             98
Item 9A.       Controls and Procedures                                                                          98
Item 9B.       Other Information                                                                                98

PART III

Item 10.       Directors, Executive Officers and Corporate Governance *                                        N/A
Item 11.       Executive Compensation *                                                                        N/A
Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
               Matters *                                                                                       N/A
Item 13.       Certain Relationships and Related Transactions, and Director Independence *                     N/A
Item 14.       Principal Accounting Fees and Services                                                           99

PART IV

Item 15.       Exhibits and Financial Statement Schedules                                                      100

               Signatures                                                                                      105
               Financial Statement Schedules                                                                   S-1

               * Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS

     Allstate Life Insurance Company was organized in 1957 as a stock life insurance company under the laws of the State of Illinois. Allstate Life Insurance Company, together with its subsidiaries, provides life insurance, retirement and investment products for individual and institutional customers. It conducts substantially all of its operations directly or through wholly owned United States subsidiaries. In this document, we refer to Allstate Life Insurance Company as "Allstate Life" or "ALIC" and to Allstate Life and its wholly owned subsidiaries as the "Allstate Life Group" or the "Company."

     Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding stock of Allstate Insurance Company is owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware. In this document, we refer to Allstate Insurance Company as "AIC" and to The Allstate Corporation and its consolidated subsidiaries as "Allstate", the "Parent Group" or the "Corporation". The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate(R)" slogan, Allstate provides insurance products to more than 17 million households through a distribution network that utilizes a total of approximately 14,900 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2006 statutory premiums earned. In addition, according to A.M. Best, it is the nation's 12th largest issuer of life insurance business on the basis of 2006 ordinary life insurance in force and 16th largest on the basis of 2006 statutory admitted assets.

     The Parent Group has four business segments, one of which is Allstate Financial. Allstate Financial, which is not a separate legal entity, is comprised of the Allstate Life Group together with American Heritage Life Insurance Company, the Allstate Bank and other Parent Group subsidiaries that are not part of the Allstate Life Group. This document describes the Allstate Life Group. It does not describe the entire group of companies that form the Allstate Financial segment of the Parent Group.

     In this annual report on Form 10-K, we occasionally refer to statutory financial information that has been prepared in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedure Manual ("Manual"). All domestic United States insurance companies are required to prepare statutory-basis financial statements in accordance with the Manual. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

PRODUCTS AND DISTRIBUTION

     The Allstate Life Group provides life insurance, retirement and investment products to individual and institutional customers. Our principal individual products are fixed annuities, including deferred, immediate and indexed; and interest-sensitive, traditional and variable life insurance. We also distribute variable annuities through our bank distribution partners; however, this product is fully reinsured with an unaffiliated entity. Our principal institutional product is funding agreements backing medium-term notes. The table on page 2 lists our major distribution channels, with the associated products and targeted customers.

     As the table indicates, we sell products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies, and exclusive financial specialists, independent agents, banks, broker-dealers, and specialized structured settlement brokers. We have distribution relationships with approximately 60 percent of the 75 largest banks, most of the national broker-dealers, a number of regional brokerage firms and many independent broker-dealers. We sell products through independent agents affiliated with approximately 150 master brokerage agencies. We sell funding agreements to unaffiliated trusts used to back medium-term notes.

              DISTRIBUTION CHANNELS, PRODUCTS AND TARGET CUSTOMERS

DISTRIBUTION CHANNEL          PRIMARY PRODUCTS                                                TARGET CUSTOMERS
-------------------------------------------------------------------------------------------------------------------------
ALLSTATE EXCLUSIVE AGENCIES   Term life insurance                                             Middle market
 (Allstate Exclusive Agents   Interest-sensitive life insurance                               consumers(1) with
            and               Variable life insurance                                         retirement and family
     Allstate Exclusive       Deferred fixed annuities (including indexed and market value    financial protection needs
   Financial Specialists)     adjusted "MVA")
                              Immediate fixed annuities

     INDEPENDENT AGENTS       Term life insurance                                             Mass market(2) and mass
 (through master brokerage    Interest-sensitive life insurance                               affluent consumers(3)
         agencies)            Variable life insurance                                         with retirement and
                              Deferred fixed annuities (including indexed and MVA)            financial protection needs
                              Immediate fixed annuities


           BANKS              Deferred fixed annuities (including indexed and MVA)            Middle market consumers
                              Single premium fixed life insurance                             with retirement needs
                              Variable annuities - fully reinsured with an unaffiliated
                              entity

       BROKER-DEALERS         Deferred fixed annuities (including indexed and MVA)            Mass market and mass
                              Single premium variable life insurance                          affluent consumers with
                                                                                              retirement needs

   STRUCTURED SETTLEMENT      Structured settlement annuities                                 Typically used to fund or
      ANNUITY BROKERS                                                                         annuitize large claims or
                                                                                              litigation settlements

       BROKER-DEALERS         Funding agreements backing medium-term notes                    Institutional and
    (Funding agreements)                                                                      individual investors

----------
(1) Consumers with $50,000 - $125,000 in household income
(2) Consumers with $50,000 - $75,000 in household income
(3) Consumers with $75,000 - $125,000 in household income

          Allstate exclusive agencies and exclusive financial specialists also sell the following non-proprietary products: mutual funds, variable annuities and long-term care insurance.

COMPETITION

     We compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, the recognition of our brands, our financial strength and ratings, our differentiated product features and prices, and the level of customer service that we provide. With regard to funding agreements, we compete principally on the basis of our financial strength and ratings.

     The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2007, there were approximately 720 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2006, the Allstate Life Group is the nation's 12th largest issuer of life insurance and related business on the basis of 2006 ordinary life insurance in force and 16th largest on the basis of 2006 statutory admitted assets. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

GEOGRAPHIC MARKETS

     We sell life insurance, retirement and investment products throughout the United States. The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. We sell funding agreements in the United States and in the Cayman Islands.

     The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Life Group for the year ended December 31, 2007, based on information contained in statements filed with state insurance departments.

                          Delaware            31.3%
                          California           7.7%
                          New York             6.2%

     Approximately 99 percent of the statutory premiums and annuity considerations generated in Delaware represent deposits received in connection with funding agreements sold to trusts domiciled in Delaware. No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

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

     AGENT AND BROKER COMPENSATION. In recent years, several states considered new legislation or regulations regarding the compensation of agents and brokers by insurance companies. The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with customers. New disclosure requirements have been imposed in certain circumstances upon some agents and brokers in several states.

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

     VARIABLE LIFE INSURANCE, VARIABLE ANNUITIES AND REGISTERED FIXED ANNUITIES. The sale and administration of variable life insurance, variable annuities and registered fixed annuities with market value adjustment features are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission and the Financial Industry Regulatory Authority ("FINRA").

     BROKER-DEALERS, INVESTMENT ADVISORS AND INVESTMENT COMPANIES. The Allstate Life Group entities that operate as broker-dealers, registered investment advisors and investment companies are subject to regulation and supervision by the Securities and Exchange Commission, FINRA and/or, in some cases, state securities administrators.

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

OTHER INFORMATION

     "Allstate" is one of the most recognized brand names in the United States. We use the names "Allstate," "Lincoln Benefit Life" and variations of these names extensively in our business, along with related logos and slogans, such as "Goods Hands." Our rights in the United States to these names, logos and slogans continue so long as we continue to use them in commerce. Most of these service marks are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them by continued use.

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

CHANGES IN UNDERWRITING AND ACTUAL EXPERIENCE COULD MATERIALLY AFFECT PROFITABILITY

     Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Management establishes target returns for each product based upon these factors and the average amount of capital that the company must hold to support in-force contracts, satisfy rating agencies and meet regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target new business returns on a portfolio basis, which could result in the discontinuation of products or distribution relationships and a decline in sales. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

     Our profitability depends on the adequacy of investment spreads, the management of market and credit risks associated with investments, the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability.

CHANGES IN RESERVE ESTIMATES MAY REDUCE PROFITABILITY

     Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and deferred acquisition costs may be required which could have a material adverse effect on our operating results and financial condition.

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS

     Our ability to manage our spread-based products, such as fixed annuities and institutional products, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured, or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates in such an environment can offset decreases in investment yield on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of policy loans, surrenders and withdrawals and accelerating maturities of institutional products. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when fixed income investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads and reduce profitability. Unanticipated surrenders could result in accelerated amortization of deferred policy acquisition costs ("DAC") or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE LIFE, FIXED ANNUITIES AND OTHER INVESTMENT PRODUCTS MAY HAVE AN ADVERSE EFFECT ON RESULTS THROUGH INCREASED AMORTIZATION OF DAC

     DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to actual historical gross profits ("AGP") and estimated future gross profits ("EGP") over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in amortization acceleration/deceleration (commonly referred to as "DAC unlocking"), which in turn could adversely affect our profitability and financial condition.

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

RISKS RELATING TO INVESTMENTS

WE ARE SUBJECT TO MARKET RISK AND DECLINES IN CREDIT QUALITY

     We are subject to the risk that we will incur losses due to adverse changes in interest rates, equity prices and foreign currency exchange rates. Our primary market risk exposures are to changes in interest rates and, to a lesser degree, changes in equity prices and foreign currency exchange rates. In addition, we are subject to potential declines in credit quality, either related to issues specific to certain industries or to a weakening in the economy in general. Although to some extent we use derivative financial instruments to address these risks, the effectiveness of such instruments is subject to the same risks. For additional information on market risk, see the "Market Risk" section of Management's Discussion and Analysis.

     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also lead us to purchase longer-term or otherwise riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to equity and derivative strategies.

DETERIORATING FINANCIAL PERFORMANCE ON SECURITIES COLLATERALIZED BY MORTGAGE LOANS AND COMMERCIAL MORTGAGE LOANS MAY LEAD TO WRITE-DOWNS

     We continue to believe that the unrealized losses on securities collateralized by mortgage loans and commercial mortgage loans are not necessarily predictive of the performance of the underlying collateral, and that, in the absence of further deterioration in the collateral relative to our positions in the securities' respective capital structure, we expect the unrealized losses should reverse over the remaining lives of the securities. However, future market conditions could cause us to alter that outlook. Changes in mortgage delinquency or recovery rates, credit rating changes by rating agencies, bond insurer strength or rating, and the quality of service provided by service providers on securities in our portfolios could lead us to determine that write-downs are appropriate in the future.

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

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE

     The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets. Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistently with our business goals.

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

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH

     As insurance companies, broker-dealers, investment advisers and/or investment companies, many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, Financial Industry Regulatory Authority, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

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

     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that terrorist acts occur, we could be adversely affected, depending on the nature of the event.

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

     Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised and/or expanded. Accordingly, we are required to adopt new guidance or interpretations, or could be subject to existing guidance as we enter into new transactions, which may have a material adverse effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 2 of the consolidated financial statements.

THE CHANGE IN OUR UNRECOGNIZED TAX BENEFIT DURING THE NEXT 12 MONTHS IS SUBJECT TO UNCERTAINTY

     As required by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", which was adopted as of January 1, 2007, we have disclosed our estimate of net unrecognized tax benefits and the reasonably possible increase or decrease in its balance during the next 12 months. However, actual results may differ from our estimate for reasons such as changes in our position on specific issues, developments with respect to the governments' interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

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

CHANGING CLIMATE CONDITIONS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS

     Allstate recognizes the scientific view that the world is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency or severity of extreme weather events and wildfires. To the extent that climate change impacts mortality rates and those changes do not match the long-term mortality assumptions in our product pricing, we would be impacted.

LOSS OF KEY VENDOR RELATIONSHIPS COULD AFFECT OUR OPERATIONS

     We rely on services and products provided by many vendors in the United States and abroad. These include, for example, vendors of computer hardware and software and vendors of services such as human resource benefits management services. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, we may suffer operational impairments and financial losses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None

ITEM 2. PROPERTIES

     Our home office is part of the Parent Group's home office complex in Northbrook, Illinois. As of December 31, 2007, the complex consists of several buildings totaling approximately 2.3 million square feet of office space on a 250-acre site. In addition, we operate from various administrative, data processing, claims handling and other support facilities.

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

     In 2007 and 2006, Allstate Life paid the following amounts to AIC in the aggregate on the dates specified as dividends on its common stock:

                           PAYMENT DATE                    AGGREGATE AMOUNT
                           June 27, 2006                     $  125,000,000
                           September 21, 2006                   300,000,000
                           December 15, 2006                    250,000,000
                           September 24, 2007                    85,000,000
                           December 17, 2007                    250,960,134
                           December 21, 2007                    389,039,866

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

ITEM 6. SELECTED FINANCIAL DATA.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

(IN MILLIONS)                                       2007           2006           2005           2004          2003
                                                 ------------------------------------------------------------------------
CONSOLIDATED OPERATING RESULTS
Premiums                                        $       502    $       576    $       474    $       637    $       959
Contract charges                                        942          1,009          1,079            961            872
Net investment income                                 4,205          4,057          3,707          3,260          3,082
Realized capital gains and losses                      (197)           (79)            19            (11)           (84)
Total revenues                                        5,452          5,563          5,279          4,847          4,829
Income before cumulative effect of change in
 accounting principle, after-tax                        412            428            417            356            291
Cumulative effect of change in accounting
 principle, after-tax                                    --             --             --           (175)           (13)
Net income                                              412            428            417            181            278

CONSOLIDATED FINANCIAL POSITION
Investments                                     $    72,414    $    74,160    $    72,756    $    69,689    $    59,989
Total assets                                         96,117         98,758         95,022         90,401         78,812
Reserve for life-contingent contract benefits
 and contractholder funds                            73,062         72,769         70,071         65,142         55,394
Long-term debt                                          200            206            181            104             45
Shareholder's equity                                  4,763          5,498          6,008          6,309          6,429

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                                          PAGE
      OVERVIEW........................................................................     13
      APPLICATION OF CRITICAL ACCOUNTING ESTIMATES ...................................     14
      2007 HIGHLIGHTS ................................................................     19
      OPERATIONS .....................................................................     20
      INVESTMENTS ....................................................................     30
      MARKET RISK ....................................................................     43
      CAPITAL RESOURCES AND LIQUIDITY ................................................     46
      REGULATION AND LEGAL PROCEEDINGS ...............................................     52
      PENDING ACCOUNTING STANDARDS ...................................................     52

OVERVIEW

     The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as "we", "our", "us" or the "Company"). It should be read in conjunction with the 5-year summary of selected financial data, consolidated financial statements and related notes found under
Part II, Item 6 and Item 8 contained herein. We operate as a single segment entity, based on the manner in which we use financial information to evaluate performance and determine the allocation of resources.

     Our goal is to reinvent protection and retirement for the consumer. To achieve this goal, we are focused on the following operating priorities: consumer focus, operational excellence, enterprise risk and return, and capital management.

     The most important factors we monitor to evaluate the financial condition and performance of our Company include:

     - For operations: premiums and deposits, benefit and investment spread, amortization of deferred policy acquisition costs, expenses, operating income, net income, invested assets, product returns, and profitably growing distribution partner relationships;
     - For investments: credit quality/experience, stability of long-term returns, total returns, cash flows and asset and liability duration; and
     - For financial condition: our financial strength ratings, operating leverage, debt leverage, and return on equity.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

          -   Investment Fair Value and Impairment
          -   Derivative Instrument Hedge Accounting and Fair Value
          -   Deferred Policy Acquisition Cost ("DAC") Amortization
          -   Reserve for Life-Contingent Contract Benefits Estimation

     In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements.

     A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a complete summary of our significant accounting policies, see Note 2 of the consolidated financial statements.

INVESTMENT FAIR VALUE AND IMPAIRMENT The fair value of our investments in fixed income and equity securities is based on observable market quotations, other market observable data, or is derived from such quotations and market observable data. We utilize third party pricing servicers, brokers and internal valuation models to determine fair value. We gain assurance of the overall reasonableness and consistent application of the assumptions and methodologies and compliance with accounting standards for fair value determination through our ongoing monitoring of the fair values received or derived internally. Our exposure to changes in market conditions is discussed more fully in the Market Risk section of the MD&A.

     We are responsible for the determination of fair value and the supporting assumptions and methodologies. We employ independent third party pricing servicers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for each applicable security. In situations where sufficient market observable information is not available for a particular security through the sources as agreed to with us, no quote is provided by the service providers. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote or we internally determine fair values employing widely accepted pricing valuation models. Changing market conditions in the fourth quarter of 2007, were incorporated into valuation assumptions, and reflected in the fair values which were validated by calibration and other analytical techniques to available market observable data.

     Third party pricing servicers consolidate market transactions and other key valuation model inputs from multiple sources and provide pricing information in the form of a single fair value for each security for which a fair value request is agreed. Fair values provided are derived from their proprietary pricing models. The sources used by these servicers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information as applicable, as well as widely accepted valuation models developed on a proprietary basis. Their proprietary pricing models are based on discounted cashflow methodology and they may take into account, among other things, market observable information as of the measurement date from the sources described above; and the specific attributes of the security being valued including its term, interest rate and credit rating (consistent with those we use to report our holdings by credit rating); industry sector, and where applicable, collateral quality and other issue or issuer specific information. To operate these models effectively requires seasoned professional judgment and experience. In cases where market transactions or other market observable data is limited, the degree of judgment varies with the availability of market observable information.

     For approximately 7.3% of our holdings, where our third party pricing servicers cannot provide fair value determinations for fixed income securities, we obtain quotes from brokers familiar with the security who may consider transactions or activity in similar securities, if any, among other information, similar to our third party pricing servicers. The brokers providing the quotes are generally from the brokerage divisions of leading financial institutions with market making, underwriting and distribution expertise.

     The fair value of securities, such as privately-placed securities, where our pricing servicers or brokers cannot provide fair value determinations, is determined using widely accepted valuation methods and models. These internally developed models are appropriate for each class of security, involve some degree of judgment, and include inputs that may not be market observable.

     Our models are based on discounted cash flow methodology and calculate a single best estimate of fair value for each security. Our internally developed pricing models use credit ratings and liquidity risk associated with privately-placed securities which are difficult to independently observe and verify. Inputs used in these fair value estimates include specific attributes of the security being valued including; coupon rate, weighted average life, an internal credit rating assigned by us (which is generally consistent with any external ratings and those we use to report our holdings by credit rating), sector of the issuer, and call provisions. Our assumptions incorporate market information as of the measurement date that represents what we believe independent third parties would use to determine fair value, which include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums and other applicable market data. Our assumption for liquidity risk associated with privately-placed securities reduces the value of these securities to reflect their reduced liquidity as compared to similar securities that are publicly traded. Additionally, no assumption is included in the valuation of privately placed securities for an increase to the value to reflect the generally enhanced structural features of the securities, such as covenants or change of control protection. However, judgment is required in developing these estimates and, as a result, the estimated fair value of these securities may differ from amounts that would be realized upon an orderly sale of the securities at the measurement date. The use of different assumptions may have a material effect on the estimated fair values.

     We employ control processes to determine the reasonableness of the fair value of our fixed income and equity securities. Our processes are designed to assure the values provided are accurately recorded and that the data and the valuation method utilized is appropriate and consistently applied and that the assumptions are reasonable and representative of fair value. For example, we may validate the reasonableness of prices by comparing the information obtained from our pricing vendors to other third party pricing sources for certain securities. Our control processes also include reviews, when fair value determinations are expected to be more variable, by management with relevant expertise and management who are independent of those charged with executing investing transactions, of these fair value determinations to validate their reasonableness.

     The following table identifies those investments carried at fair value as of December 31, 2007 by method of determination:

                                                                          INVESTMENTS
                                                                 ------------------------------
      (IN MILLIONS)                                                 CARRYING          PERCENT
                                                                      VALUE           TO TOTAL
                                                                 ----------------    ----------
      Fair value based on internal sources                              $ 10,063        13.9%
      Fair value based on external sources                                48,508        67.0
                                                                 ----------------    ----------
         Total fixed income and equity securities                         58,571        80.9
                                                                 ----------------    ----------
      Fair value of derivatives                                              455         0.6
      Mortgage loans, policy loans, bank loans and certain
         limited partnership and other investments, valued at
         cost, amortized cost and the equity method                       13,388        18.5
                                                                 ----------------    ----------
      Total                                                             $ 72,414       100.0%
                                                                 ================    ==========

     For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of certain other items and deferred income taxes (as disclosed in Note 6), is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when declines in fair values are deemed other-than-temporary. The assessment of other-than-temporary impairment of a security's fair value is performed on a portfolio review as well as a case-by-case basis considering a wide range of factors.

     For our portfolio review evaluations, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revision to strategic asset allocations and liquidity actions, as well as any dispositions anticipated by the portfolio managers. In these instances, we recognize impairments on securities designated as subject to these approved anticipated actions if the security is in an unrealized loss position. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other-than-temporary, including: 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities or cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that an impairment is other-than-temporary, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information obtained which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since the majority of our portfolio is designated as available-for-sale and carried at fair value and as a result, any related net unrealized loss would already be reflected as a component of accumulated other comprehensive income in shareholder's equity.

     The determination of the amount of impairment is an inherently subjective process based on periodic evaluation of the factors above. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in impairments in results of operations as such evaluations are revised. The use of different methodologies and assumptions as to the determination of the fair value of investments and the timing and amount of impairments may have a material effect on the amounts presented within the consolidated financial statements.

     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment as well as the potential causes of such changes, see Note 6 of the consolidated financial statements and the Investments, Market Risk, and Forward-looking Statements and Risk Factors sections of this document.

DERIVATIVE INSTRUMENT HEDGE ACCOUNTING AND FAIR VALUE We primarily use derivative financial instruments to manage our exposure to market risk and in conjunction with asset/liability management.

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value, or foreign currency cash flow hedges. When designating a derivative as an accounting hedge, we formally document the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the hedged transaction's variability in cash flows attributable to the hedged risk. We do not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, we confirm that the hedging instrument continues to be highly effective in offsetting the hedged risk.

     The accounting for derivatives is complex and interpretations of the applicable accounting standards continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under the applicable accounting standards. If it is determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in differing impacts on our financial statements from those previously reported. Measurements of ineffectiveness of hedging relationships are also subject to evolving interpretations and estimations which may have a material effect on net income.

     The fair value of exchange traded derivative contracts is based on observable market quotations in active markets, whereas the fair value of non-exchange traded derivative contracts is determined using widely accepted pricing models and other appropriate valuation methods. These techniques involve some degree of judgment and include inputs that may not be observable in the market. The fair value of derivatives, depending on the type of derivative, can be affected by changes in interest rates, foreign exchange rates, financial indices, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models. Such assumptions include estimates of volatility, interest rates, foreign exchange rates, other financial indices and credit ratings. Included in the analysis of the fair value is the risk of counterparty default. The use of different assumptions may have material effects on the estimated derivative fair value amounts, as well as the amount of reported net income. Also, fluctuations in the fair value of derivatives which have not been designated for hedge accounting may result in significant volatility in net income.

     The following table presents the valuation of our derivatives by method of determining fair value.

                                                                            FAIR VALUE OF
        (IN MILLIONS)                                                         DERIVATIVE
                                                                              CONTRACTS
                                                                           -----------------
        Fair value based on quoted market prices                                    $  106
        Fair value based on models and other valuation methods                         658
        Fair value of derivatives related to the Company's products                   (117)
                                                                           -----------------
        Total fair value of derivatives                                             $  647
                                                                           =================

     For further discussion of these policies and quantification of the impacts of these estimates and assumptions, see Note 7 of the consolidated financial statements and the Investments, Market Risk, and Forward-looking Statements and Risk Factors sections of this document.

DEFERRED POLICY ACQUISITION COST AMORTIZATION We incur significant costs in connection with acquiring business. In accordance with generally accepted accounting principles ("GAAP"), costs that vary with and are primarily related to acquiring business are deferred and recorded as an asset on the Consolidated Statements of Financial Position.

     DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, which include investment income and realized capital gains and losses, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining DAC amortization and recoverability are consistent with the assumptions used to calculate reserves for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these contracts approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of this business. We periodically review the adequacy of reserves and recoverability of DAC for these contracts on an aggregate basis using actual experience. In the event actual experience is significantly adverse compared to the original assumptions any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency.

     DAC related to interest-sensitive life, annuities and other investment contracts is amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period. The cumulative DAC amortization is reestimated and adjusted by a cumulative charge or credit to results of operations when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.

     AGP and EGP consist of the following components: benefit margins primarily from cost of insurance contract charges less mortality, investment margin including realized capital gains and losses; and expense margins including surrender and other contract charges, less maintenance expenses. The amount of EGP is principally dependent on assumptions for investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses. Of these factors, we anticipate that investment returns, credited interest, persistency, mortality, and expenses are reasonably likely to have the greatest impact on the amount of DAC amortization. Changes in these assumptions can be offsetting and the Company is unable to predict their future movements or offsetting impacts over time.

     Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance. This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in-force and realized capital gains and losses on investments supporting the product liability. The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss. If the AGP is less than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally decrease, resulting in a current period increase to earnings. The opposite result generally occurs when the AGP exceeds the EGP in the period, but the total EGP is unchanged.

     Annually we review all assumptions underlying the projections of EGP, including investment returns, interest crediting rates, mortality, persistency, and expenses. Management annually updates assumptions used in the calculation of EGP. At each reporting period we assess whether any revisions to assumptions used to determine DAC amortization are required. These reviews and updates may result in amortization acceleration or deceleration, which are commonly referred to as "DAC unlocking".

     If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings. A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.

     Over the past three years, our most significant DAC assumption updates that resulted in a change to EGP and the amortization of DAC have been revisions to expected future investment returns, expenses, mortality and in-force or persistency assumptions resulting in net DAC amortization deceleration of $12 million in 2007, net DAC amortization acceleration of $2 million in 2006, and net DAC amortization deceleration of $2 million in 2005. The 2005 amortization deceleration included $55 million related to our subsequently disposed variable annuity business for which we no longer have any DAC, but was largely offset by $51 million of amortization acceleration related to investment contracts. The amortization acceleration on fixed annuity investment contracts was primarily due to higher than expected lapses on market value adjusted annuities and faster than anticipated investment portfolio yield declines.

     For quantification of the impact of these estimates and assumptions, see the Forward-looking Statements and Risk Factors sections of this document and
Note 2 and 10 of the consolidated financial statements.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS ESTIMATION Benefits for these contracts are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under insurance policies including traditional life insurance and life-contingent annuities. These assumptions, which for life-contingent annuities and traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of annuity benefit or coverage, year of issue and policy duration. Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these contracts, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material adverse effect on our operating results and financial condition. We periodically review the adequacy of these reserves and recoverability of DAC for these contracts on an aggregate basis using actual experience. In the event that actual experience is significantly adverse compared to the original assumptions any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. The effects of changes in reserve estimates are reported in the results of operations in the period in which the changes are determined. The company has not recognized a charge of this nature in the three years ended December 31, 2007. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require adjustment to these reserves or related DAC.

     For further discussion of these policies, see Note 8 of the consolidated financial statements and the Forward-looking Statements and Risk Factors section of this document.

2007 HIGHLIGHTS

 -   Net income was $412 million in 2007 compared to $428 million in 2006.
 - Contractholder fund deposits totaled $7.96 billion for 2007 compared to $9.54 billion for 2006.
 - Net investment income increased 3.6% in 2007 compared to 2006 despite a 2.4% decrease in investments as of December 31, 2007 compared to December 31, 2006.
 -   The Company paid dividends of $725 million in 2007 to its parent, AIC.
 - Return on average beginning and ending period shareholder's equity increased 0.6 points to 8.0%.
 - Effective June 1, 2006, the Company disposed of substantially all of its variable annuity business through reinsurance with Prudential Financial Inc. ("Prudential"). The following table presents the results of operations attributable to our reinsured variable annuity business for the period of 2006 prior to the disposition and 2005.

            (IN MILLIONS)                                               2006          2005
                                                                     ----------    ----------
            Contract charges                                          $   136        $  276
            Net investment income                                          17            50
            Realized capital gains and losses                              (8)           (7)
                                                                     ----------    ----------
                  Total revenues                                          145           319

             Contract benefits                                            (13)          (64)
             Interest credited to contractholder funds                    (24)          (63)
            Amortization of deferred policy acquisition costs             (44)          (47)
            Operating costs and expenses                                  (43)         (101)
                                                                     ----------    ----------
               Total costs and expenses                                  (124)         (275)

             Loss on disposition of operations                            (89)           --
                                                                     ----------    ----------
             Income from operations before income
               tax expense (1)                                        $   (68)       $   44
                                                                     ==========    ==========

----------
     (1) For 2006 and 2005, income from operations before income tax expense attributable to the variable annuity business reinsured to Prudential included investment spread of $(7) million and $(13) million, respectively, and benefit spread of $13 million and $(24) million, respectively.

OPERATIONS

OVERVIEW AND STRATEGY We are a major provider of life insurance, retirement and investment products to individual and institutional customers. We serve these customers through Allstate exclusive agencies and non-proprietary distribution channels. Our mission is to reinvent retirement and protection for the middle market consumer.

     To achieve our mission and reach our financial goals, our primary objectives are to deepen financial services relationships with Allstate customers and build consumer-driven innovation capabilities and culture. We will continue to drive scale through non-proprietary distribution channel relationships and leverage future innovations across those channels. We will also enhance our operational excellence. In addition to focusing on higher return markets, products, and distribution channels, we will improve our financial performance through capital efficiency and enterprise risk and return management capabilities and practices.

     Our strategy provides a platform designed to profitably grow our business. Based upon Allstate's strong financial position and brand, our customers look to us to help meet their retirement and protection needs through trusted relationships. We have unique access to potential customers through cross-sell opportunities within the Allstate exclusive agencies. Our investment expertise, strong operating platform and solid relationships with leading distribution partners provide a foundation to deliver value to our customers.

     We plan to continue offering a suite of products that provides financial protection primarily to middle market consumers and help them better prepare for retirement. Our products include fixed annuities, including deferred, immediate and indexed; interest-sensitive, traditional and variable life insurance; and funding agreements backing medium-term notes. Our products are sold through several distribution channels including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies), and financial service firms such as banks, broker-dealers and specialized structured settlement brokers. Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

     Summarized financial data for the years ended December 31 is presented in the following table.

     (IN MILLIONS)                                                  2007            2006           2005
                                                               --------------  -------------  -------------
     REVENUES
     Premiums                                                 $          502  $         576  $         474
     Contract charges                                                    942          1,009          1,079
     Net investment income                                             4,205          4,057          3,707
     Realized capital gains and losses                                  (197)           (79)            19
                                                               --------------  -------------  -------------
     Total revenues                                                    5,452          5,563          5,279

     COSTS AND EXPENSES
     Contract benefits                                                (1,364)        (1,372)        (1,340)
     Interest credited to contractholder funds                        (2,628)        (2,543)        (2,340)
     Amortization of deferred policy acquisition costs                  (518)          (538)          (568)
     Operating costs and expenses                                       (338)          (374)          (432)
     Restructuring and related charges                                    (2)           (24)            (1)
                                                               --------------  -------------  -------------
     Total costs and expenses                                         (4,850)        (4,851)        (4,681)

     Loss on disposition of operations                                   (10)           (88)            (7)
     Income tax expense                                                 (180)          (196)          (174)
                                                               --------------  -------------  -------------
     Net income                                               $          412  $         428  $         417
                                                               ==============  =============  =============

     Investments at December 31                               $       72,414  $      74,160  $      72,756

NET INCOME declined 3.7% in 2007 compared to 2006 as lower losses associated with dispositions of operations were more than offset by a decline in total revenues. Net income increased 2.6% in 2006 compared to 2005, due to higher revenues, partially offset by higher total costs and expenses and the recognition in 2006 of losses relating to the disposition of substantially all of our variable annuity business.

ANALYSIS OF REVENUES Total revenues decreased 2.0% or $111 million in 2007 compared to 2006, due to higher net realized capital losses and lower premiums and contract charges, partially offset by higher net investment income. Total revenues increased 5.4% or $284 million in 2006 compared to 2005 due to higher net investment income and premiums, partially offset by net realized capital losses in 2006 compared to net realized capital gains in 2005, and lower contract charges.

PREMIUMS represent revenues generated from traditional life insurance, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk.

CONTRACT CHARGES are revenues generated from interest-sensitive and variable life insurance, fixed annuities, institutional products and variable annuities for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues. Subsequent to the close of our reinsurance transaction with Prudential effective June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Consolidated Statements of Operations and Comprehensive Income (see Note 3 to the Consolidated Financial Statements).

     The following table summarizes premiums and contract charges by product.

     (IN MILLIONS)                                                2007        2006         2005
                                                               ----------  ----------   ----------
     PREMIUMS
     Traditional life insurance                               $      260  $      257   $      250
     Immediate annuities with life contingencies                     204         278          197
     Other                                                            38          41           27
                                                               ----------  ----------   ----------
     TOTAL PREMIUMS                                                  502         576          474

     CONTRACT CHARGES
     Interest-sensitive life insurance                               862         797          734
     Fixed annuities                                                  79          73           65
     Variable annuities                                                1         139          280
                                                               ----------  ----------   ----------
     TOTAL CONTRACT CHARGES (1)                                      942       1,009        1,079
                                                               ----------  ----------   ----------
     TOTAL PREMIUMS AND CONTRACT CHARGES                      $    1,444  $    1,585   $    1,553
                                                               ==========  ==========   ==========

----------
     (1) Contract charges for 2007, 2006 and 2005 include contract charges related to the cost of insurance totaling $617 million, $600 million and $621 million, respectively.

     Total premiums decreased 12.8% in 2007 compared to 2006 as a result of a decline in sales of life contingent immediate annuities due to market competitiveness.

     Total premiums increased 21.5% in 2006 compared to 2005 due primarily to increased premiums on immediate annuities with life contingencies, due to certain pricing refinements and a more favorable pricing environment in 2006. Also contributing to the increase, to a lesser extent, were higher premiums on traditional life and other products due to increased sales.

     Contract charges decreased 6.6% in 2007 compared to 2006 due to the disposal of substantially all of our variable annuity business through reinsurance effective June 1, 2006. Excluding contract charges on variable annuities, substantially all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 8.2% in 2007 compared to 2006. The increase reflects growth in interest-sensitive life insurance policies in force, higher maintenance charge rates on interest-sensitive life products and, to a lesser extent, higher contract charges on fixed annuities. The increase in contract charges on fixed annuities was mostly attributable to higher surrender charges.

     Contract charges decreased 6.5% in 2006 compared to 2005. Excluding contract charges on variable annuities, contract charges increased 8.9% in 2006 compared to 2005. The increase was mostly due to higher contract charges on interest-sensitive life products resulting from growth of business in force. Contract charges on fixed annuities were slightly higher in 2006 due to increased surrender charges.

CONTRACTHOLDER FUNDS represent interest-bearing liabilities arising from the sale of individual and institutional products, such as interest-sensitive life insurance, fixed annuities and funding agreements. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

     The following table shows the changes in contractholder funds.

(IN MILLIONS)                                                            2007           2006           2005
                                                                     ------------   ------------   ------------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE                             $    60,565    $    58,190    $     53,939

DEPOSITS
Fixed annuities                                                           3,635          6,006           5,924
Institutional products (funding agreements)                               3,000          2,100           3,773
Interest-sensitive life insurance                                         1,324          1,336           1,318
Variable annuity and life deposits allocated to fixed accounts                1             99             395
                                                                     ------------   ------------   ------------
Total deposits                                                            7,960          9,541          11,410

INTEREST CREDITED                                                         2,635          2,600           2,340

MATURITIES, BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS
Maturities of institutional products                                     (3,165)        (2,726)         (3,090)
Benefits                                                                 (1,656)        (1,500)         (1,336)
Surrenders and partial withdrawals                                       (4,928)        (4,627)         (3,839)
Contract charges                                                           (751)          (697)           (649)
Net transfers from (to) separate accounts                                    13           (145)           (339)
Fair value hedge adjustments for institutional products                      34             38            (289)
Other adjustments (1)                                                      (243)          (109)             43
                                                                     ------------   ------------   ------------
Total maturities, benefits, withdrawals and other adjustments           (10,696)        (9,766)         (9,499)
                                                                     ------------   ------------   ------------
CONTRACTHOLDER FUNDS, ENDING BALANCE                                $    60,464    $    60,565    $     58,190
                                                                     ============   ============   ============

----------
(1) The table above illustrates the changes in contractholder funds, which are presented gross of reinsurance recoverables on the Consolidated Statements of Financial Position. The table above is intended to supplement our discussion and analysis of revenues, which are presented net of reinsurance on the Consolidated Statements of Operations and Comprehensive Income. As a result, the net change in contractholder funds associated with products reinsured to third parties is reflected as a component of the other adjustments line. This includes, but is not limited to, the net change in contractholder funds associated with the reinsured variable annuity business subsequent to the effective date of our reinsurance agreements with Prudential (see Note 3 to the consolidated financial statements).

     Contractholder funds decreased 0.2% in 2007 and increased 4.1% and 7.9% in 2006 and 2005, respectively. Average contractholder funds increased 1.9% in 2007 compared to 2006, 5.9% in 2006 compared to 2005 and 13.9% in 2005 compared to 2004.

     Contractholder deposits decreased 16.6% in 2007 compared to 2006. The decline was primarily due to lower deposits on fixed annuities partially offset by higher deposits on funding agreements. The decline of 39.5% in fixed annuity deposits in 2007 compared to 2006 was due to our strategy to raise new business returns for these products combined with lower industry-wide fixed annuity sales. Deposits on institutional products increased 42.9% in 2007 compared to 2006. Sales of our institutional products vary from period to period based on management's assessment of market conditions.

     Contractholder deposits decreased 16.4% in 2006 compared to 2005 due to decreased deposits on funding agreements and, to a lesser extent, the classification of the net change in variable annuity contractholder funds as "other adjustments" subsequent to the effective date of our reinsurance agreements with Prudential. These items were partially offset by higher fixed annuity deposits. The Company prioritized the allocation of fixed income investments to support sales of retail products having the best opportunity for sustainable growth and return while maintaining a retail market presence. Consequently, sales of institutional products varied from period to period. In 2006, deposits on institutional products declined 44.3% compared to 2005. Higher fixed annuity deposits in 2006 were the result of a $546 million increase in deposits on Allstate(R) Treasury-Linked Annuity contracts. This increase was partially offset by modest declines in deposits on traditional deferred annuities and market value adjusted annuities. These declines were in part impacted by our actions to improve new business returns and reduced consumer demand. Consumer demand for fixed annuities is influenced by market interest rates on short-term deposit products and equity market conditions, which can increase the relative attractiveness of competing investment alternatives.

     Surrenders and partial withdrawals increased 6.5% in 2007 compared to 2006 due primarily to an 11.3% increase in surrenders and partial withdrawals on fixed annuities. This increase was partially offset by lower surrenders and partial withdrawals on interest-sensitive life insurance policies and the classification of the net change in variable annuity contractholder funds as "other adjustments" subsequent to the effective date of our reinsurance agreements with Prudential. Surrenders and partial withdrawals for 2006 include $120 million related to the reinsured variable annuity business. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 11.6% in 2007 compared to 11.3% in 2006.

     Surrenders and partial withdrawals increased 20.5% in 2006 compared to 2005, while the surrender and partial withdrawal rate increased to 11.3% for 2006 from 9.9% for 2005. The increase in the surrender and partial withdrawal rate in 2006 was influenced by multiple factors, including the relatively low interest rate environment during the preceding years, which reduced reinvestment opportunities and increased the number of policies with little or no surrender charge protection. Also influencing the increase were our crediting rate strategies related to renewal business implemented to improve investment spreads on selected contracts.

NET INVESTMENT INCOME increased 3.6% in 2007 compared to 2006 and 9.4% in 2006 compared to 2005. The 2007 increase was primarily due to higher average portfolio balances, increased portfolio yields and higher income from limited partnership interests. The 2006 increase was due to increased portfolio yields and higher average portfolio balances. Higher average portfolio balances in both years resulted primarily from the investment of cash flows from operating activities and, in 2006, financing activities related primarily to deposits from fixed annuities, funding agreements and interest-sensitive life policies. The higher portfolio yields in both periods were primarily due to increased yields on floating rate instruments resulting from higher short-term market interest rates and improved yields on fixed rate assets supporting fixed annuities. For certain products, the yield changes on our floating rate instruments are primarily offset by changes in crediting rates to holders of our floating rate contracts, resulting in minimal impact on net income.

REALIZED CAPITAL GAINS AND LOSSES reflected net losses of $197 million and $79 million in 2007 and 2006, respectively, and net gains of $19 million in 2005. For further discussion of realized capital gains and losses, see the Investments section of MD&A.

ANALYSIS OF COSTS AND EXPENSES Total costs and expenses in 2007 were consistent with 2006 as increased interest credited to contractholder funds was offset by lower operating costs and expenses, restructuring and related charges, amortization of DAC and contract benefits. Total costs and expenses increased 3.6% in 2006 compared to 2005 due to higher interest credited to contractholder funds, contract benefits, and restructuring and related charges, partially offset by lower operating costs and expenses, and amortization of DAC.

CONTRACT BENEFITS decreased 0.6% or $8 million in 2007 compared to 2006 due to lower contract benefits on annuities, partially offset by higher contract benefits on life insurance products. The decline in contract benefits on annuities was mostly attributable to favorable mortality experience and lower sales of immediate annuities with life contingencies and the absence in 2007 of contract benefits on the reinsured variable annuity business, partially offset by an increase in the implied interest on immediate annuities with life contingencies. This implied interest totaled $547 million and $539 million in 2007 and 2006, respectively. Increased contract benefits on life insurance products in 2007 were primarily due to unfavorable mortality experience and litigation related costs recognized in 2007 in the form of additional policy benefits on certain universal life policies written prior to 1992.

     Contract benefits increased 2.4% or $32 million in 2006 compared to 2005 due primarily to growth in business in force and, to a lesser extent, an increase in the implied interest on immediate annuities with life contingencies to $539 million in 2006 from $529 million in 2005. These increases were partially offset by the absence in 2006 of contract benefits related to the reinsured variable annuity business in the period subsequent to the effective date of the reinsurance agreement. Excluding the impact of the reinsured variable annuity business, contract benefits increased 6.5% or $83 million in 2006 compared to 2005.

     We analyze our mortality and morbidity results using the difference between premiums, contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies ("benefit spread"). The benefit spread by product group is disclosed in the following table.

             (IN MILLIONS)                      2007         2006           2005
                                            -----------  ------------   ------------
             Life insurance                $       337  $        386   $       364
             Annuities                             (35)          (43)          (80)
                                            -----------  ------------   ------------
             Total benefit spread          $       302  $        343   $       284
                                            ===========  ============   ============

INTEREST CREDITED TO CONTRACTHOLDER FUNDS increased 3.3% or $85 million in 2007 compared to 2006 and 8.7% or $203 million in 2006 compared to 2005. Both increases were due primarily to growth in average contractholder funds and, to a lesser extent, higher weighted average interest crediting rates on institutional products, which are detailed in the table below. These increases were partially offset by the impact of the reinsured variable annuity business. Excluding the impact of the reinsured variable annuity business, interest credited to contractholder funds increased 4.3% in 2007 compared to 2006 and 10.6% in 2006 compared to 2005.

     In order to analyze the impact of net investment income and interest credited to policyholders on net income, we review the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits on the Consolidated Statements of Operations and Comprehensive Income ("investment spread"). The investment spread by product group is shown in the following table.

       (IN MILLIONS)                                                  2007           2006           2005
                                                                  ------------   ------------   ------------
       Annuities                                                 $        504   $        480   $        317
       Life insurance                                                      55             49             46
       Institutional products                                              87             88             98
       Net investment income on investments supporting capital            384            358            377
                                                                  ------------   ------------   ------------
       Total investment spread                                   $      1,030   $        975   $        838
                                                                  ============   ============   ============

     To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates on investment type products and investment spreads on those products during 2007, 2006 and 2005.

                                               WEIGHTED AVERAGE              WEIGHTED AVERAGE           WEIGHTED AVERAGE
                                               INVESTMENT YIELD          INTEREST CREDITING RATE       INVESTMENT SPREADS
                                               ----------------          -----------------------       ------------------
                                            2007     2006     2005       2007       2006    2005     2007     2006     2005
                                            ----     ----     ----       ----       ----    ----     ----     ----     ----
Interest-sensitive life insurance           6.2%     6.2%     6.3%       4.6%       4.7%    4.7%     1.6%     1.5%     1.6%
Deferred fixed annuities                    5.8      5.7      5.5        3.7        3.7     3.8      2.1      2.0      1.7
Immediate fixed annuities with and
   without life contingencies               7.1      7.2      7.3        6.5        6.6     6.6      0.6      0.6      0.7
Institutional products                      6.1      6.0      4.6        5.2        5.0     3.6      0.9      1.0      1.0
Investments supporting capital,
   traditional life and other products      6.3      6.2      7.1        N/A        N/A     N/A      N/A      N/A      N/A

     The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies for which an investment spread is generated.

  (IN MILLIONS)                                              2007            2006           2005
                                                         ------------    ------------   ------------
  Immediate fixed annuities with life contingencies     $      8,288    $      8,138   $      7,888
  Other life contingent contracts and other                    4,310           4,066          3,993
                                                         ------------    ------------   ------------
     Reserve for life-contingent contract benefits      $     12,598    $     12,204   $     11,881
                                                         ============    ============   ============

  Interest-sensitive life insurance                     $      8,896    $      8,397   $      7,917
  Deferred fixed annuities                                    34,182          35,498         33,853
  Immediate annuities without life contingencies               3,918           3,779          3,598
  Institutional products                                      12,983          12,467         12,431
  Market value adjustments related to derivative
     instruments and other                                       485             424            391
                                                         ------------    ------------   ------------
     Contractholder funds                               $     60,464    $     60,565   $     58,190
                                                         ============    ============   ============

     AMORTIZATION OF DAC decreased 3.7% or $20 million in 2007 compared to 2006 and decreased 5.3% or $30 million in 2006 compared to 2005. The components of amortization of DAC are summarized in the following table.

            (IN MILLIONS)                                           2007         2006          2005
                                                                -----------  ------------  -----------
            Amortization of DAC before amortization
               relating to realized capital gains and losses
               and changes in assumptions (1)                  $      (547) $       (586) $      (443)
            Amortization relating to realized capital gains
               and losses (2)                                           17            50         (127)
            Amortization deceleration (acceleration) for
               changes in assumptions ("DAC unlocking") (3)             12            (2)           2
                                                                -----------  ------------  -----------
               Total amortization of DAC                       $      (518) $       (538) $      (568)
                                                                ===========  ============  ===========

----------
     (1) Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions for 2006 and 2005 includes $(72) million and $(103) million, respectively, relating to the reinsured variable annuity business.
     (2) Amortization relating to realized capital gains and losses for 2006 and 2005 includes $28 million and $1 million, respectively, relating to the reinsured variable annuity business.
     (3) Amortization deceleration (acceleration) for changes in assumptions ("DAC unlocking") for 2005 includes $55 million relating to the reinsured variable annuity business. There was no DAC unlocking related to variable annuities in 2006.

     The decrease in amortization of DAC in 2007 compared to 2006 was due to the absence in 2007 of amortization on the reinsured variable annuity business. Excluding amortization relating to the reinsured variable annuity business, amortization of DAC increased 4.9% or $24 million in 2007 compared to 2006 due primarily to increased amortization related to higher gross profits on fixed annuities and a decline in the credit to income for amortization relating to realized capital gains and losses, partially offset by a favorable impact relating to our annual comprehensive review of DAC assumptions (commonly referred to as "DAC unlocking").

     The decline in amortization of DAC in 2006 compared to 2005 was driven mostly by a favorable change in amortization relating to realized capital gains and losses and a reduction in amortization on our reinsured variable annuity business, partially offset by the impact of higher gross profits on investment contracts.

     The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

     The DAC asset was reduced by $726 million in 2006 as a result of the disposition of substantially all of our variable annuity business.

     The changes in the DAC asset are detailed in the following tables.

                                                                  AMORTIZATION
                                                                BEFORE EFFECT OF
                        BEGINNING                               REALIZED CAPITAL
                         BALANCE      IMPACT OF    ACQUISITION  GAINS AND LOSSES
                       DECEMBER 31,  ADOPTION OF      COSTS      AND CHANGES IN
(IN MILLIONS)              2006      SOP 05-1 (1)    DEFERRED    ASSUMPTIONS (2)
                       ------------  ------------  -----------  ----------------
Traditional life
 and other               $    622      $      --     $    76          $     (54)
Interest-sensitive
 life                       1,632             --         249               (175)
Fixed annuities             1,217            (11)        220               (311)
Variable annuities              4             --          --                 (2)

Other                          10             --           2                 (5)
                       ------------  ------------  -----------  ----------------
Total                    $  3,485      $     (11)    $   547          $    (547)
                       ============  ============  ===========  ================

                         AMORTIZATION       AMORTIZATION
                          RELATING TO      (ACCELERATION)      EFFECT OF      ENDING
                       REALIZED CAPITAL   DECELERATION FOR    UNREALIZED      BALANCE
                           GAINS AND         CHANGES IN      CAPITAL GAINS  DECEMBER 31,
(IN MILLIONS)             LOSSES (2)     ASSUMPTIONS (2)(3)    AND LOSSES       2007
                       ----------------  ------------------  -------------  ------------
Traditional life
 and other                  $       --        $      --        $       --    $     644
Interest-sensitive
 life                               12               17                30        1,765
Fixed annuities                      5               (5)              372        1,487
Variable annuities                  --               --                --            2

Other                               --               --                --            7
                       ----------------  ------------------  -------------  ------------
Total                               17        $      12        $      402    $   3,905
                       ================  ==================  =============  ============

                                                                      AMORTIZATION
                                                                    BEFORE EFFECT OF
                       BEGINNING       IMPACT OF                    REALIZED CAPITAL
                        BALANCE       DISPOSAL OF   ACQUISITION     GAINS AND LOSSES
                      DECEMBER 31,     VARIABLE        COSTS         AND CHANGES IN
(IN MILLIONS)            2005          ANNUITIES      DEFERRED       ASSUMPTIONS (2)
                     -------------   ------------   -----------    ------------------
Traditional life
 and other              $    603         $   --        $   78             $     (59)
Interest-sensitive
   life                    1,530             --           257                  (180)
Fixed annuities            1,071             --           359                  (266)
Variable annuities           731           (726)           45                   (75)

Other                         13             --             3                    (6)
                     -------------   ------------   -----------    ------------------
Total                   $  3,948         $ (726)       $  742             $    (586)
                     =============   ============   ===========    ==================

                       AMORTIZATION         AMORTIZATION
                        RELATING TO        (ACCELERATION)       EFFECT OF         ENDING
                     REALIZED CAPITAL     DECELERATION FOR      UNREALIZED        BALANCE
                        GAINS AND            CHANGES IN        CAPITAL GAINS    DECEMBER 31,
(IN MILLIONS)           LOSSES (2)       ASSUMPTIONS (2)(3)     AND LOSSES          2006
                     ----------------    ------------------   ---------------   -------------
Traditional life
 and other                 $     --             $      --           $    --        $    622
Interest-sensitive
   life                          (3)                  (18)               46           1,632
Fixed annuities                  24                    16                13           1,217
Variable annuities               29                    --                --               4

Other                            --                    --                --              10
                     ----------------    ------------------   ---------------   -------------
Total                            50             $      (2)          $    59        $  3,485
                     ================    ==================   ===============   =============

----------
(1) The adoption of Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"), resulted in a $7 million after-tax adjustment to unamortized DAC related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1. The adjustment was recorded as a reduction of retained income at January 1, 2007 and a reduction of the DAC balance of $11 million, pretax.
(2) Included as a component of amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.
(3)  Commonly referred to as "DAC unlocking".

OPERATING COSTS AND EXPENSES decreased 9.6% in 2007 compared to 2006 and decreased 13.4% in 2006 compared to 2005. The following table summarizes operating costs and expenses.

              (IN MILLIONS)                               2007         2006           2005
                                                      -----------  -----------    -----------
              Non-deferrable acquisition costs       $       97   $      118     $      149
              Other operating costs and expenses            241          256            283
                                                      -----------  -----------    -----------
              Total operating costs and expenses     $      338   $      374     $      432
                                                      ===========  ===========    ===========

              Restructuring and related charges      $        2   $       24     $        1
                                                      ===========  ===========    ===========

     Non-deferrable acquisition costs and other operating costs and expenses declined in 2007 compared to 2006 due primarily to expenses in 2006 related to the reinsured variable annuity business. Subsequent to the effective date of the reinsurance agreement for the variable annuity business, operating costs and expenses benefited from a servicing fee paid by Prudential for the Company's servicing of the business during a 24 month or less transition period following the effective date of the reinsurance agreement. Non-deferrable acquisition costs and other operating costs and expenses for 2006 included $19 million and $24 million, respectively, related to the reinsured variable annuity business for the period of 2006 prior to the effective date of the reinsurance agreement. Excluding expenses associated with the impact of the reinsured variable annuity business in the period of 2006 prior to the effective date of the reinsurance agreement, non-deferrable acquisition expenses decreased 2.0% in 2007 compared to 2006 due to lower premium taxes and decreased non-deferrable commissions on certain immediate annuities and other operating costs and expenses increased 3.9% due to higher investment in technology.

     Total operating costs and expenses declined in 2006 compared to 2005 primarily as a result of the reinsured variable annuity business.

     Restructuring and related charges for 2006 reflect costs related to the Voluntary Termination Offer ("VTO"). The VTO was offered to most employees located at the Company's headquarters and was completed during 2006.

LOSS ON DISPOSITION OF OPERATIONS for 2007, 2006 and 2005 totaled $10 million, $88 million and $7 million, respectively. In 2007, the net loss was primarily comprised of losses associated with the anticipated disposition of our direct response long-term care business that is currently held for sale, partially offset by amortization of the deferred reinsurance gain and other adjustments associated with reinsured variable annuity business. The net loss in 2006 was almost entirely attributable to the reinsured variable annuity business. In 2005, the net loss was related to several individually insignificant gains and losses for anticipated dispositions.

INCOME TAX EXPENSE decreased by 8.2% or $16 million in 2007 compared to 2006 and increased by 12.6% or $22 million in 2006 compared to 2005. The decline in 2007 compared to 2006 was due to lower income from operations before income tax expense and an energy tax credit that reduced income tax expense. The increase in 2006 compared to 2005 was due to increased income from operations before income tax expense and an increase in the effective tax rate related to adjustments to prior years' tax liabilities.

     The Company's effective tax rate is impacted by tax favored investment income such as dividends qualifying for the dividends received deduction ("DRD"). In 2007, the Internal Revenue Service ("IRS") announced its intention to issue regulations dealing with certain computational aspects of the DRD related to separate account assets ("separate accounts DRD"). The ultimate timing and substance of any such regulations are unknown at this time, but may result in the elimination of some or all of the separate accounts DRD tax benefit reflected as a component of the Company's income tax expense. The Company recognized a tax benefit from the separate accounts DRD of $16 million, $21 million and $18 million in 2007, 2006 and 2005, respectively.

REINSURANCE CEDED We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses. In addition, the Company has used reinsurance to effect the acquisition or disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

     As of December 31, 2007 and 2006, 49% and 50%, respectively, of our face amount of life insurance in force was reinsured. As of December 31, 2007 and 2006, for certain term life insurance policies, we ceded up to 90% of the mortality risk depending on the length of the term. Additionally, we ceded substantially all of the risk associated with our variable annuity business and we cede 100% of the morbidity risk on substantially all of our long-term care contracts. Beginning in July 2007, for new life insurance contracts, we ceded mortality risk associated with coverage in excess of $3 million per life for contracts issued to individuals age 70 and over, and we ceded the mortality risk associated with coverage in excess of $5 million per life for most other contracts. Also, beginning in July 2007, for certain large contracts that meet specific criteria, the Company's retention limit was increased to $10 million per life. In the period prior to July 2007, but subsequent to August 1998, we ceded the mortality risk associated with coverage in excess of $2 million per life, except in 2006 for certain instances when specific criteria were met, we ceded the mortality risk associated with coverage in excess of $5 million per life. For business sold prior to October 1998, we ceded mortality risk in excess of specific amounts up to $1 million per individual life. The changes in our retention guidelines for new life insurance contracts did not have a significant impact on the results of operations in 2007 or 2006.

     Amounts recoverable from reinsurers by type of policy or contract at December 31, are summarized in the following table.

                                                                      REINSURANCE RECOVERABLE ON
                     (IN MILLIONS)                                      PAID AND UNPAID CLAIMS
                                                                   --------------------------------
                                                                       2007              2006
                                                                   ------------     ---------------
                     Annuities (1)                                  $ 1,423              $ 1,654
                     Life insurance                                   1,365                1,217
                     Long-term care                                     526                  427
                     Other                                               96                   94
                                                                    -------              -------
                     Total                                          $ 3,410              $ 3,392
                                                                    =======              =======

----------
                    (1) Reinsurance recoverables as of December 31, 2007 and
                        2006 include $1.26 billion and $1.49 billion, respectively, for general account reserves related to variable annuities.

     The estimation of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

     Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

                                                          S&P FINANCIAL         REINSURANCE
                                                            STRENGTH        RECOVERABLE ON PAID
          (IN MILLIONS)                                      RATING          AND UNPAID CLAIMS
                                                             ------          -----------------
                                                                               2007       2006
                                                                               ----       ----
          Prudential Insurance Company of America              AA              $ 1,261   $ 1,490
          Employers Reassurance Corporation                    A+                  541       439
          RGA Reinsurance Company                              AA-                 325       293
          Transamerica Life Group                              AA                  288       232
          Swiss Re Life and Health America, Inc.               AA-                 172       160
          Paul Revere Life Insurance Company                  BBB+                 147       147
          Scottish Re Group                                    BB+                 110       127
          Munich American Reassurance                          AA-                 103        92
          Security Life of Denver                              AA                   86        73
          Manulife Insurance Company                           AAA                  78        82
          Triton Insurance Company                             NR                   73        65
          Lincoln National Life Insurance                      AA                   63        59
          American Health & Life Insurance Co.                 NR                   57        50
          Other (1)                                                                106        83
                                                                               -------   -------
          Total                                                                $ 3,410   $ 3,392
                                                                               =======   =======

----------
      (1) As of December 31, 2007 and 2006, the other category includes $69 million and $59 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor's ("S&P").

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2007.

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

OUTLOOK

- We plan to increase sales of our financial products by Allstate exclusive agencies by developing and bringing to market new innovative, consumer-driven financial products and features targeted to middle market customers.
- Sales of our institutional products will be impacted by management's assessment of market liquidity, credit spreads and other market conditions. Market conditions may also influence whether maturing contracts are replaced with new issuances.
- We expect operating costs and expenses to increase over the prior year as a result of increased spending for the development of innovative products, additional marketing and growth of our Allstate exclusive agency distribution channel as well as a reduction in the variable annuity servicing fee from Prudential. We expect that these expense increases will be partially mitigated by our continuing focus on operating efficiency.
- We plan to balance targeted new business return improvement with investments in growth initiatives and sales. Initially, investments in growth are expected to slow the improvement of returns and may reduce the price competitiveness of certain products, such as our fixed annuities, and slow or reduce the growth in sales and net income.
- The transition of our investment objective from primarily income generation to increased focus on increasing total returns may result in increased volatility in net investment income and realized capital gains and losses from period to period. Increased allocations to alternative investment classes, such as limited partnership interests and other equity-based assets, may also contribute to this volatility.
- Increased levels of dividends paid in 2007, combined with the anticipated dividends in 2008, may lead to a decline in invested assets and investment income.

INVESTMENTS

OVERVIEW AND STRATEGY An important component of our financial results is the return on our investment portfolio. The investment portfolio is managed based upon the nature of the business and its corresponding liability structure.

     Our investment strategy has historically focused on the need for risk-adjusted spread to support the underlying liabilities to achieve return on capital and profitable growth. We believe investment spread is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to minimize the effect of downgrades and defaults. We believe this strategy maintains the investment spread necessary to sustain income over time. The portfolio management approach employs a combination of recognized market, analytical and proprietary modeling, including a strategic asset allocation model, as the primary basis for the allocation of interest sensitive, illiquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the ranges set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions. We will be adding a total return framework to the management of our assets to further enhance long-term returns and leverage our active management capabilities.

     In conjunction with our priority of optimizing the returns we realize for the risks we accept, we will be undertaking selected new investment strategies. We are forming an investment subsidiary to pursue investment opportunities not efficiently held within our insurance operations. The creation of this subsidiary improves our capital management by enabling higher return investment strategies. As a result of these strategies and enterprise asset allocation, there may be a different mix in the reporting of returns between investment income, realized capital gains and losses, unrealized capital gains and losses and higher investment expenses. Additionally, these strategies may result in increased leverage from investing activities.

     As a result of tactical decisions, we may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. Portfolio monitoring, which includes identifying securities that are other-than-temporarily impaired and recognizing other-than-temporary impairments on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery, are conducted regularly. For more information, see the Portfolio Monitoring section of the MD&A.

PORTFOLIO COMPOSITION The composition of the investment portfolio at December 31, 2007 is presented in the table below. Also see Notes 2 and 6 to the consolidated financial statements for investment accounting policies and additional information.

                                                                                      PERCENT TO
           (IN MILLIONS)                                          INVESTMENTS            TOTAL
                                                               ------------------    --------------
           Fixed income securities (1)                        $           58,469           80.7%
           Mortgage loans                                                  9,901           13.7
           Equity securities                                                 102            0.1
           Limited partnership interests                                     994            1.4
           Short-term                                                        386            0.5
           Policy loans                                                      770            1.1
           Other                                                           1,792            2.5
                                                               ------------------    --------------
              Total                                           $           72,414          100.0%
                                                               ==================    ==============

----------
          (1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $58.02 billion.

     Total investments decreased to $72.41 billion at December 31, 2007 from $74.16 billion at December 31, 2006, primarily due to decreased net unrealized gains on fixed income securities, the payment of dividends to AIC, the repayment of an intercompany note to AIC, and lower funds associated with collateral received in conjunction with securities lending and other activities, partially offset by positive cash flows from operating activities.

     Total investments at amortized cost related to collateral received in connection with securities lending business activities, funds received in connection with securities repurchase agreements and collateral posted by counterparties related to derivative transactions decreased to $1.82 billion at December 31, 2007, from $2.29 billion at December 31, 2006. As of December 31, 2007 and 2006, these investments were carried at fair value and classified in fixed income securities totaling $1.57 billion and $1.53 billion, respectively, and short-term investments totaling $219 million and $783 million, respectively.

     Securities lending activities are primarily used as an investment yield enhancement, and are conducted with third parties such as brokerage firms. We obtain collateral, typically in the form of cash, in an amount generally equal to 102% and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is invested in short-term and fixed income investments, and an offsetting liability to return the collateral is recorded in other liabilities and accrued expenses.

FIXED INCOME SECURITIES See Note 6 of the consolidated financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2007 and 2006.

     The following table shows fixed income securities by type at December 31.

               (IN MILLIONS)                                         FAIR VALUE
                                                                     ----------
                                                                 2007         2006
                                                                 ----         ----
               U.S. government and agencies                     $ 3,728      $ 3,496
               Municipal                                          4,311        4,790
               Corporate                                         31,735       33,327
               Foreign government                                 2,185        2,023
               Mortgage-backed securities                         3,490        4,518
               Commercial mortgage-backed securities              7,388        7,600
               Asset-backed securities                            5,603        5,681
               Redeemable preferred stock                            29           22
                                                                -------      -------
               Total fixed income securities                    $58,469      $61,457
                                                                =======      =======

     During 2007, certain financial markets experienced decreased liquidity. This was particularly evident in the markets for securities collateralized by sub-prime residential mortgages. We experienced this illiquidity particularly in our asset-backed residential mortgage-backed securities ("ABS RMBS"), asset-backed collateralized debt obligations ("ABS CDOs"), Alt-A residential mortgage-backed securities ("Alt-A") and commercial real estate collateralized debt obligations ("CRE CDO") portfolios. These portfolios totaled $3.57 billion or less than 5% of our total investments at December 31, 2007. Certain other asset-backed and real estate-backed securities markets experienced illiquidity, but to a lesser degree.

     The fair values of securities comprising the illiquid portfolios are obtained from our contracted third-party pricing servicers and brokers. We evaluated the reasonableness of the fair value of these portfolios as of December 31, 2007 by comparing vendor prices to alternative third-party pricing and valuation servicers, both of which consider available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, and credit ratings from rating agencies. In addition, we also considered the reasonableness of security values based upon the securities' relative position within their respective capital structures in determining the reasonableness of fair values, on a portfolio basis, for the above referenced securities as of December 31, 2007.

     MUNICIPAL BONDS, including tax-exempt and taxable securities, totaled $4.31 billion and 99.8% were rated investment grade at December 31, 2007.

     As of December 31, 2007, approximately $2.34 billion or 54.3% of our municipal bond portfolio is insured by seven bond insurers and 97.3% have a Moody's equivalent rating of Aaa or Aa. Our practices for acquiring and monitoring municipal bonds primarily take into consideration the quality of the underlying security. As of December 31, 2007, we believe that the valuations already reflect a significant decline in the value of the insurance, and further such declines, if any, are not expected to be material. While the valuation of these holdings may be temporarily impacted by negative market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows. As of December 31, 2007, 35.8% of our insured municipal bond portfolio was insured by MBIA, 15.7% by AMBAC, 15.9% by FSA and 21.4% by FGIC. In total, we hold $3.20 billion of fixed income securities that are insured by bond insurers, including $566 million of our ABS RMBS and $290 million of our other asset-backed securities discussed below. Additionally, we hold $46 million of corporate bonds that were directly issued by these bond insurers.

     Included in our municipal bond portfolio at December 31, 2007 are $866 million of auction rate securities ("ARS") that have long-term stated maturities, with the interest rate reset based on auctions every 7, 28 or 35 days depending on the specific security. At the auction date, if the quantity of sell orders exceeds the quantity of purchase orders, the auction "fails" and the issuers are forced to pay a "maximum rate" as defined for each issue. The maximum rate is designed so that its prolonged use is an incentive to the issuer to call and refinance the long-term bonds. The effect of this incentive may be lessened to the extent that the maximum rate is closer to current market rates. When auctions are successfully completed, the interest rate reset normally corresponds with the short-term rate associated with the reset period. Our holdings primarily have a Moody's or equivalent rating of Aaa and fair value was estimated at the corresponding par value at December 31, 2007. We make our investment decisions based on the underlying credit of each security, which for approximately 95% of our holdings are pools of student loans for which at least 85% of the collateral is insured by the U.S. Department of Education.
In 2008 through March 13, dealers were no longer supporting auctions with their own bids as they had in the past and we experienced failed auctions for all of our ARS holdings as of March 13, 2008 for which we are currently receiving the maximum rate. We anticipate that failed auctions may persist. Auctions will continue to be conducted as scheduled for each of the securities. While these developments continue in the market, par value of these holdings may not be representative of the fair value of these securities. Accordingly, subsequent auctions could be more successful resulting in interest rates being more in line with the 7, 28 or 35 day reset periods.

     CORPORATE BONDS totaled $31.74 billion and 93.0% were rated investment grade at December 31, 2007. As of December 31, 2007, $15.57 billion or 49.1% of the portfolio consisted of privately placed securities compared to $15.55 billion or 46.7% at December 31, 2006. Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form and are directly negotiated with the borrower. All privately placed corporate securities are rated by The National Association of Insurance Commissioners ("NAIC") based on information provided to them and are also internally rated. Additionally, approximately 43.1% of the privately placed corporate securities in our portfolio are rated by an independent rating agency. The following table summarizes the privately placed corporate securities portfolio by credit quality as of December 31, 2007.

                          (IN MILLIONS)

                                                                  NET        PERCENT
                                     MOODY'S                   UNREALIZED    OF FAIR
                           NAIC     EQUIVALENT      FAIR       GAINS AND     VALUE
                          RATING      RATING        VALUE        LOSSES     TO TOTAL
                          ------   ------------   ---------    -----------  --------
                            1      Aaa/Aa/A       $   6,869    $       95       44.1%
                            2      Baa                7,731            41       49.7
                            3      Ba                   840           (24)       5.4
                            4      B                     89            (7)       0.6
                            5      Caa or lower          37            (2)       0.2
                            6      In or near             3            --         --
                                                  ----------   -----------  ---------
                                   Total          $  15,569    $      103      100.0%
                                                  ==========   ===========  =========

     The Company's portfolio of privately placed securities are broadly diversified by issuer, industry sector, and by country. The portfolio is made up of approximately 590 issues with an average security value of approximately $26 million. Privately placed corporate obligations generally benefit from increased yields and structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after extensive due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue is internally rated with a formal rating affirmation once a year.

     Hybrid securities are carried at fair value and total $2.67 billion and $2.09 billion at December 31, 2007 and 2006, respectively. For further discussion on hybrid securities, see Note 2 to the consolidated financial statements.

     FOREIGN GOVERNMENT securities totaled $2.19 billion and 87.8% were rated investment grade at December 31, 2007.

     MORTGAGE-BACKED SECURITIES ("MBS") totaled $3.49 billion, all of which were rated investment grade at December 31, 2007. The credit risk associated with MBS is mitigated due to the fact that 56.3% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities ("U.S. Agency"). The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

     The following table shows MBS by type and Moody's equivalent rating at December 31, 2007.

                                     FAIR    % TO TOTAL
         (IN MILLIONS)               VALUE   INVESTMENTS       Aaa        Aa        A
                                    -------  -----------       ---        --        -
         MBS
         U.S. Agency                $ 1,967         2.7%      100.0%       --%      --%
         Prime                          934         1.3        96.1       3.9       --
         Alt-A                          589         0.8        90.3       9.7       --
                                    -------       -----
            Total MBS               $ 3,490         4.8%
                                    =======       =====

     The following table presents information about the collateral in our Alt-A holdings at December 31, 2007.

                                            FAIR      % TO TOTAL
                     (IN MILLIONS)          VALUE     INVESTMENTS
                                            -----     -----------
                     ALT-A
                     Fixed rate             $ 423             0.6%
                     Variable rate            166             0.2
                                            -----             ---
                          Total Alt-A       $ 589             0.8%
                                            =====             ===

     Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. Fair value represents 95.9% of the amortized cost of these securities. At December 31, 2007, the Alt-A portfolio had net unrealized losses of $25 million, which were comprised of $1 million of gross unrealized gains and $26 million of gross unrealized losses. $362 million or 61.5% of these securities were issued during 2005, 2006 and 2007. We acquired $136 million of Alt-A securities during 2007, which were rated Aaa by one or more rating agencies at the time of purchase.

     COMMERCIAL MORTGAGE-BACKED SECURITIES ("CMBS") totaled $7.39 billion and 99.7% were rated investment grade at December 31, 2007. Approximately 85.7% of the CMBS investments are pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages, whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. The following table shows CMBS by type and Moody's equivalent rating at December 31, 2007.

                                       % TO TOTAL
       (IN MILLIONS)      FAIR VALUE   INVESTMENTS     Aaa       Aa       A     Baa
                          ----------   -----------     ---       --       -     ---
       CMBS                $  6,822           9.4%    79.3%    13.7%    5.7%    1.3%
       CRE CDO                  566           0.8     33.1     31.2    25.3    10.4
                           --------          ----
       Total CMBS          $  7,388          10.2%
                           ========          ====

     CRE CDO are investments secured primarily by commercial mortgage-backed securities and other commercial mortgage debt obligations. These securities are generally less liquid and have a higher risk profile than other commercial mortgage-backed securities. Fair value represents 78.6% of the amortized cost of these securities. At December 31, 2007, CRE CDO had net unrealized losses of $155 million, which were comprised of $1 million of gross unrealized gains and $156 million of gross unrealized losses. In addition to the quality of the loans and securities collateralizing the CRE CDOs, influential factors in our analysis are the adequacy of subordination and strength of the CRE CDO management team.

      ASSET-BACKED SECURITIES ("ABS") totaled $5.60 billion and 97.3% were rated investment grade at December 31, 2007. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yields are affected by the rate of prepayment of the underlying assets.

     The following table shows ABS by type at December 31, 2007.

                                                    FAIR     % TO TOTAL                                             Ba OR
(IN MILLIONS)                                      VALUE    INVESTMENTS       Aaa        Aa         A       Baa     LOWER
                                                  -------   -----------       ---        --         -       ---    ------
ABS
ABS RMBS                                          $ 2,382           3.3%     65.5%     28.1%      5.3%      0.1%      1.0%
ABS CDOs                                               36            --      86.2      13.8        --        --        --
                                                  -------          ----
Total asset-backed securities collateralized by
   sub-prime residential mortgage loans             2,418           3.3

Other collateralized debt obligations               1,977           2.7      34.4      27.0      27.5       8.1       3.0
Other asset-backed securities                       1,208           1.7      53.0       6.8      20.0      13.8       6.4
                                                  -------          ----
     Total ABS                                    $ 5,603           7.7%
                                                  =======          ====

     The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral at December 31, 2007.

                                                                    % TO TOTAL
                    (IN MILLIONS)                     FAIR VALUE    INVESTMENTS
                                                      -----------   -----------
                    ABS RMBS
                    First lien:
                    Fixed rate(1)                    $       708           1.0%
                    Variable rate(1)                       1,141           1.6
                                                      -----------   -----------
                      Total first lien(2)                  1,849           2.6
                    Second lien :
                    Insured                                  435           0.6
                    Other                                     98           0.1
                                                      -----------   -----------
                      Total second lien(3)                   533           0.7
                                                      -----------   -----------
                      Total ABS RMBS                 $     2,382           3.3%
                                                      ===========   ===========

----------
                    (1) Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.
                    (2) The credit ratings of the first lien ABS RMBS were 58.2% Aaa, 35.5% Aa and 6.3% A at December 31, 2007.
                    (3) The credit ratings of the second lien ABS RMBS were 90.8% Aaa, 2.3% Aa, 1.9% A, 0.5% Baa and 4.5% Ba or lower at December 31, 2007.

     ABS RMBS portfolio includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for prime or alternative financing terms due in part to an impaired or limited credit history. It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower's credit history. Fair value represents 87.0% of the amortized cost of these securities. As of December 31, 2007, the ABS RMBS portfolio had net unrealized losses of $355 million, which were comprised of $2 million of gross unrealized gains and $357 million of gross unrealized losses.

     At December 31, 2007, $555 million or 35.6% of the total ABS RMBS securities that are rated Aaa and Aa are insured by 4 bond insurers. $1.91 billion or 80.1% of the portfolio consisted of securities that were issued during 2005, 2006 and 2007. At December 31, 2007, 74.6% of these securities were rated Aaa, 22.4% rated Aa, 1.5% rated A, 0.2% rated Baa and 1.3% rated Ba or lower.

     During 2007, three second lien ABS RMBS with a value of $12 million were downgraded within the investment grade ratings. Four second lien securities with a fair value of $25 million were downgraded from investment grade to below investment grade ratings.

     During 2007, we sold $150 million of ABS RMBS, recognizing a loss less than $1 million. We also collected $523 million of principal repayments consistent with the expected cash flows. These repayments represent approximately 25.4% of the amortized cost of our outstanding portfolio at December 31, 2006.

     ABS CDOs are securities collateralized by a variety of residential mortgage-backed and other securities, which may include sub-prime RMBS. Fair value represents 47.4% of the amortized cost of these securities. As of December 31, 2007, this portfolio had net unrealized losses of $40 million.

     Writedowns during 2007, were recorded on our ABS RMBS and ABS CDOs totaling $17 million and $62 million, respectively. We did not record any write-downs related to our Alt-As or CRE CDOs. We continue to believe that the unrealized losses on these securities are not necessarily predictive of the performance of the underlying collateral. In the absence of further deterioration in the collateral relative to our positions in the securities' respective capital structures, which could require other-than-temporary impairments, the unrealized losses should reverse over the remaining lives of the securities.

     OTHER COLLATERALIZED DEBT OBLIGATIONS totaled $1.98 billion and 97.0% are rated investment grade at December 31, 2007. Other collateralized debt obligations consist primarily of obligations secured by high yield and investment grade corporate credits including $1.15 billion of collateralized loan obligations; $299 million of synthetic CDOs; $192 million of primarily bank trust preferred CDOs; $113 million of market value CDOs; $58 million of CDOs that invest in other CDOs ("CDO squared"); and $46 million of collateralized bond obligations. The CDO squared holdings contain immaterial amounts of ABS CDOs, ranging up to 4% of the underlying collateral. The cash flows used to pay principle and interest are derived from the other CDOs' collateral except for synthetic CDOs which rely on cash flows from the underlying credit default swaps. As of December 31, 2007, net unrealized losses on the other collateralized debt obligations were $256 million.

     OTHER ASSET-BACKED SECURITIES consist primarily of investments secured by portfolios of credit card loans, auto loans, student loans and other consumer and corporate obligations. As of December 31, 2007, the net unrealized losses on these securities was $19 million. Additionally, 24.0% of the other asset-backed securities that are rated Aaa were insured by four bond insurers.

     We may utilize derivative financial instruments to help manage the exposure to interest rate risk, and to a lesser extent, currency and credit risks, from the fixed income securities portfolio. For a more detailed discussion of interest rate, and currency risks and our use of derivative financial instruments, see the Net Realized Capital Gains and Losses and Market Risk sections of MD&A and Note 7 to the consolidated financial statements.

     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2007.

                         (IN MILLIONS)
                         NAIC               MOODY'S             FAIR      PERCENT
                         RATING           EQUIVALENT            VALUE     TO TOTAL
                         ------           ----------            -----     --------
                           1     Aaa/Aa/A                      $ 40,256       68.9%
                           2     Baa                             15,551       26.6
                                                               --------      -----
                                 Investment grade (1)            55,807       95.5
                                                               --------      -----
                           3     Ba                               2,074        3.6
                           4     B                                  436        0.7
                           5     Caa or lower                       140        0.2
                           6     In or near default                  12          -
                                                               --------      -----
                                 Below investment grade           2,662        4.5
                                                               --------      -----
                                 Total                         $ 58,469      100.0%
                                                               ========      =====

----------
                         (1) Defined as a security having a rating from the NAIC
                             of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's, Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

EQUITY SECURITIES Equity securities include non-redeemable preferred stocks and common stocks. The equity securities portfolio was $102 million at December 31, 2007 compared to $72 million at December 31, 2006. The increase is primarily attributable to purchases of equity securities. Gross unrealized gains totaled $5 million at December 31, 2007 compared to $11 million at December 31, 2006. Gross unrealized losses totaled $5 million at December 31, 2007. There were no unrealized losses at December 31, 2006.

MORTGAGE LOANS Our mortgage loan portfolio was $9.90 billion at December 31, 2007 and $8.69 billion at December 31, 2006, and comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our exposure.

     We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risks, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status when and if necessary. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by a market based expected rate of return. We had no realized capital losses related to write-downs on mortgage loans for the years ended December 31, 2007, 2006 and 2005.

LIMITED PARTNERSHIP INTERESTS Limited partnership interests totaled $994 million, or 1.4% of total investments, at December 31, 2007. Limited partnership interests primarily have exposure to private equity, real estate and hedge funds. This balance has increased 115.6% since December 31, 2006. Of the Limited Partnership Interests held at December 31, 2007, 48.8% were accounted for under the Equity Method of accounting, the remaining 51.2% were carried at cost.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $386 million and $805 million at December 31, 2007 and 2006, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

POLICY LOANS Our policy loan portfolio was $770 million and $752 million at December 31, 2007 and 2006, respectively. Policy loans are carried at the unpaid principal balances.

OTHER INVESTMENTS Our other investments are comprised primarily of bank loans, which primarily include senior secured corporate loans that are carried at amortized cost.

UNREALIZED GAINS AND LOSSES See Note 6 of the consolidated financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining whether securities are other-than-temporarily impaired. The unrealized net capital gains on fixed income and equity securities at December 31, 2007 totaled $449 million, a decrease of $1.15 billion since December 31, 2006. The decrease in net unrealized net capital gains was related primarily to increased unrealized losses on investment grade fixed income securities, resulting from widening credit spreads and credit exposure related to collateralized securities, which more than offset the effects of declining interest rates.

     Credit spreads are the additional yield on fixed income securities above the risk-free rate (typically defined as the yield on U.S. treasury securities), that market participants require to compensate them for assuming credit, liquidity and or repayment risks for fixed income securities with consistent terms. Credit spreads vary with the market's perception of risk and liquidity in specific fixed income markets. Credit spreads can widen (increase) or tighten (decrease) and may offset or add to the effects of risk-free interest rate changes in the valuation of fixed income securities from period to period.

     Gross unrealized gains and losses on fixed income securities by type and sector are provided in the table below.

                                                                 GROSS UNREALIZED
                                                AMORTIZED      -------------------         FAIR
(IN MILLIONS)                                      COST        GAINS        LOSSES         VALUE
                                                ----------     -----        ------         -----
AT DECEMBER 31, 2007
Corporate:
   Banking                                        $  5,465      $    70     $   (195)     $  5,340
   Utilities                                         5,228          239          (68)        5,399
   Consumer goods (cyclical and non-cyclical)        4,798           80          (95)        4,783
   Financial services                                3,897           47         (142)        3,802
   Capital goods                                     3,074           69          (38)        3,105
   Communications                                    1,902           53          (21)        1,934
   Basic industry                                    1,806           42          (13)        1,835
   Other                                             1,687           56          (36)        1,707
   Transportation                                    1,586           41          (27)        1,600
   Energy                                            1,433           45           (6)        1,472
   Technology                                          748           15           (5)          758
                                                  ---------     --------    ---------     ---------
Total corporate fixed income portfolio              31,624          757         (646)       31,735

U.S. government and agencies                         2,848          880           --         3,728
Municipal                                            4,235          115          (39)        4,311
Foreign government                                   1,814          374           (3)        2,185
Mortgage-backed securities                           3,499           37          (46)        3,490
Commercial mortgage-backed securities                7,698           76         (386)        7,388
Asset-backed securities                              6,273           20         (690)        5,603
Redeemable preferred stock                              29            1           (1)           29
                                                  ---------     --------    ---------     ---------
Total fixed income securities                     $ 58,020      $ 2,260     $ (1,811)     $ 58,469
                                                  =========     ========    =========     =========

     The banking, financial services, consumer goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2007. The gross unrealized losses in these sectors were primarily company specific and the result of widening credit spreads. As of December 31, 2007, $511 million or 79.1% of the gross unrealized losses in the corporate fixed income portfolio and substantially all of the gross unrealized losses in the remaining fixed income securities related to securities rated investment grade. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

     All securities in an unrealized loss position at December 31, 2007 were included in our portfolio monitoring process for determining whether declines in value are other-than-temporary.

     The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2007.

(IN MILLIONS)
       NAIC             MOODY'S           UNREALIZED     PERCENT      FAIR      PERCENT
      RATING           EQUIVALENT            LOSS        TO TOTAL     VALUE    TO TOTAL
      ------           ----------            ----        --------     -----    --------
         1       Aaa/Aa/A                 $   (1,231)       68.0%   $ 16,725      66.4%
         2       Baa                            (412)       22.7       6,835      27.2
                                          ----------      ------    --------    ------
                 Investment grade             (1,643)       90.7      23,560      93.6
                                          ----------      ------    --------    ------
         3       Ba                             (118)        6.5       1,189       4.7
         4       B                               (30)        1.7         312       1.2
         5       Caa or lower                    (20)        1.1         122       0.5
         6       In or near default               --          --           1        --
                                          ----------      ------    --------    ------
                 Below investment grade         (168)        9.3       1,624       6.4
                                          ----------      ------    --------    ------
                 Total                    $   (1,811)      100.0%   $ 25,184     100.0%
                                          ==========      ======    ========    ======

     The table above includes 17 securities with a fair value totaling $177 million and an unrealized loss of $13 million that have not yet received an NAIC rating, for which we have assigned a comparable internal rating. Due to lags between the funding of an investment, execution of final legal documents, filing with the Securities Valuation Office ("SVO") of the NAIC, and rating by the SVO, we generally have a small number of securities that have a pending rating.

     Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads, which reflect liquidity conditions of the related markets, since the securities were acquired. Of the unrealized losses on below investment grade securities, there were no significant loss positions (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2007. Included among the securities rated below investment grade are high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities, through diversification of the portfolio, active credit monitoring and portfolio management.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2007 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                            UNREALIZED     PERCENT     FAIR      PERCENT
(IN MILLIONS)                                  LOSS        TO TOTAL    VALUE     TO TOTAL
                                               ----        --------    -----     --------
Due in one year or less                     $       (6)        0.3%   $    579        2.3%
Due after one year through five years             (114)        6.3       2,864       11.4
Due after five years through ten years            (222)       12.3       5,158       20.5
Due after ten years                               (733)       40.5       9,935       39.4
Mortgage- and asset- backed securities(1)         (736)       40.6       6,648       26.4
                                            ----------    --------    --------   --------
Total                                       $   (1,811)      100.0%   $ 25,184      100.0%
                                            ==========    ========    ========   ========

----------
(1) Because of the potential for prepayment, these securities are not categorized based on their contractual maturities.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities, and cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers. All investments in an unrealized loss position at December 31, 2007 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.

     The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

                                                      DECEMBER 31, 2007                             DECEMBER 31, 2006
                                        -------------------------------------------   ------------------------------------------
                                             FIXED INCOME                                  FIXED INCOME
                                        -----------------------                       -----------------------
                                                       BELOW                                         BELOW
                                        INVESTMENT   INVESTMENT                       INVESTMENT   INVESTMENT
(IN MILLIONS, EXCEPT NUMBER OF ISSUES)    GRADE        GRADE      EQUITY    TOTAL       GRADE        GRADE      EQUITY   TOTAL
                                        ----------   ----------   ------   --------   ----------   ----------   ------  --------
Category (I): Unrealized loss less
   than 20% of cost (1)
      Number of Issues                      2,403          227        9      2,639        2,804          112        -     2,916
      Fair Value                       $   22,615   $    1,517   $   64   $ 24,196   $   22,973   $      788   $    -  $ 23,761
      Unrealized                       $   (1,129)  $     (106)  $   (5)  $ (1,240)  $     (481)  $      (25)  $    -  $   (506)

Category (II): Unrealized loss
   greater than or equal to 20% of
   cost for a period of less than 6
   consecutive months (1)
      Number of Issues                        156           18        -        174            -            2        -         2
      Fair Value                       $      945   $      107   $    -   $  1,052   $        -   $        4   $    -  $      4
      Unrealized                       $     (514)  $      (62)  $    -   $   (576)  $        -   $       (1)  $    -  $     (1)
                                        ----------   ----------   ------   --------   ----------   ----------   ------  --------

Total Number of Issues                      2,559          245        9      2,813        2,804          114        -     2,918
                                        ==========   ==========   ======   ========   ==========   ==========   ======  ========

Total Fair Value                       $   23,560   $    1,624   $   64   $ 25,248   $   22,973   $      792   $    -  $ 23,765
                                        ==========   ==========   ======   ========   ==========   ==========   ======  ========
Total Unrealized Losses                $   (1,643)  $     (168)  $   (5)  $ (1,816)  $     (481)  $      (26)  $    -  $   (507)
                                        ==========   ==========   ======   ========   ==========   ==========   ======  ========

----------
(1) For fixed income securities, cost represents amortized cost.

     The largest individual unrealized loss was $12 million for category (I) and $26 million for category (II) as of December 31, 2007.

     Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market's evaluation of certain sectors. The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired. Categories (III) and (IV) have primarily been adversely affected by industry and issue specific, or issuer specific conditions. All of the securities in these categories are monitored for other-than-temporary impairment. We expect that the fair values of these securities will recover over time

     Whenever our initial analysis indicates that a fixed income security's unrealized loss of 20% or more for at least 36 months or any equity security's unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate. As of December 31, 2007, no securities met these criteria.

     The following table contains the individual securities with the largest unrealized losses as of December 31, 2007. No other fixed income or equity security had an unrealized loss greater than $10 million or 0.6% of the total unrealized loss on fixed income and equity securities.

                                                                     UNREALIZED
(IN MILLIONS)                UNREALIZED      FAIR          NAIC         LOSS
                                LOSS         VALUE        RATING      CATEGORY
                             ----------    ----------   ----------   ----------
ABS CDO                      $      (26)   $       19        1           II
Financial Services                  (12)           10        1           II
Financial Services                  (12)           25        3           II
ABS RMBS - 2007 - 1st Lien          (12)           16        1           II
Synthetic CDO                       (12)           53        1            I
Synthetic CDO                       (12)           23        1           II
Synthetic CDO                       (12)           18        1           II
ABS RMBS - 2007 - 1st Lien          (11)            3        1           II
                             ----------    ----------
     Total                   $     (109)   $      167
                             ==========    ==========

     We monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan. Restructured fixed income and bank loan investments have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these investments may be classified as problem or restructured in the future.

     The following table summarizes problem, restructured and potential problem fixed income securities and bank loans at December 31.

(IN MILLIONS)                           2007                              2006
                           -------------------------------   -------------------------------
                                                PERCENT OF                        PERCENT OF
                                               TOTAL FIXED                       TOTAL FIXED
                                                INCOME AND                       INCOME AND
                           AMORTIZED   FAIR     BANK LOAN     AMORTIZED  FAIR     BANK LOAN
                             COST      VALUE   PORTFOLIOS       COST     VALUE   PORTFOLIOS
                             ----      -----   ----------       ----     -----   -----------
Problem                    $      14   $  14            --%   $      13  $  16        --%
Restructured                       5       6            --            4      4        --
Potential problem                218     172           0.3          107    118       0.2
                           ---------   -----   -----------    ---------  -----   -----------
Total net carrying value   $     237   $ 192           0.3%   $     124  $ 138       0.2%
                           =========   =====   ===========    =========  =====   ===========
Cumulative write-downs
          recognized (1)   $     261                          $     184
                           =========                          =========

----------
(1) Cumulative write-downs recognized only reflects write-downs related to investments within the problem, potential problem and restructured categories.

     We have experienced an increase in the amortized cost of fixed income securities and bank loans categorized as problem, restructured and potential problem. The increase was primarily due to the addition of certain ABS CDOs as well as bonds issued by a prime mortgage lender.

     We evaluated each of these investments through our portfolio monitoring process at December 31, 2007 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of investments in these categories will remain low relative to the total fixed income securities and bank loans portfolios.

NET INVESTMENT INCOME The following table presents net investment income for the years ended December 31.

(IN MILLIONS)                         2007       2006       2005
                                    -------    -------    -------
Fixed income securities            $  3,589   $  3,505   $  3,318
Equity securities                         4          2         --
Mortgage loans                          552        508        469
Limited partnership interests            87         42         37
Other                                   243        257         78
                                    --------   --------   --------
Investment income, before expense     4,475      4,314      3,902
Investment expense                     (270)      (257)      (195)
                                    --------   --------   --------
Net investment income              $  4,205   $  4,057   $  3,707
                                    ========   =======    ========

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(IN MILLIONS)                                   2007      2006      2005
                                               ------    ------    ------
Investment write-downs                        $ (118)   $  (21)   $  (24)
Dispositions                                     (22)      (89)       88
Valuation of derivative instruments              (63)      (17)     (105)
Settlement of derivative instruments               6        48        60
                                               ------    ------    ------
Realized capital gains and losses, pretax       (197)      (79)       19
Income tax benefit (expense)                      69        28        (7)
                                               ------    ------    ------
Realized capital gains and losses, after-tax  $ (128)   $  (51)   $   12
                                               ======    ======    ======

     Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. We may sell impaired fixed income or equity securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the carrying value, in situations where new factors such as negative developments, subsequent credit deterioration, liquidity needs, and newly identified market opportunities cause a change in our previous intent to hold a security to recovery or maturity.

     Dispositions in 2007 included net realized gains on sales and other transactions such as calls and prepayments of $70 million and losses recorded in connection with anticipated dispositions of $92 million. The net realized gains on sales and other transactions were comprised of gross gains of $269 million and gross losses of $199 million. The $199 million in gross losses primarily consisted of $186 million from sales of fixed income securities.

     Dispositions in 2006 included net realized losses on sales and other transactions such as calls and prepayments of $29 million and losses recorded in connection with anticipated dispositions of $60 million. The net realized losses on sales and other transactions were comprised of gross gains of $214 million and gross losses of $243 million. The $243 million in gross losses primarily consisted of $231 million from sales of fixed income securities.

     During our comprehensive portfolio reviews, we determine whether there are any approved programs involving the expected disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as dispositions anticipated by the portfolio managers resulting from their on-going comprehensive reviews of the portfolios. Upon approval of such programs, portfolio managers identify a population of suitable investments, typically larger than needed to accomplish the objective, from which specific securities are selected to sell. Due to our change in intent to hold until recovery, we recognize impairments on investments within the population that are in an unrealized loss position. When the objectives of the programs are accomplished, any remaining securities are redesignated as intent to hold until recovery.

     For the year ended December 31, 2007, we recognized $92 million of losses related to a change in our intent to hold certain investments with unrealized losses until they recover in value. The change in our intent was primarily related to strategic asset allocation decisions and ongoing comprehensive reviews of our portfolio. At December 31, 2007, the fair value of securities for which we did not have the intent to hold until recovery totaled $1.06 billion.

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

     The table below presents the realized capital gains and losses (pretax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy for the years ended December 31.

(IN MILLIONS)
                                                 2007    2006      2005
                                                 ----    -----     -----
INTEREST RATE EXPOSURE
  Asset/liability management
       Anticipatory hedging                     $ (30)   $  17     $  (9) Futures used to protect investment
                                                                          spread from changes in interest rates
                                                                          that arise from mismatches in the
                                                                          timing of cash flows from our
                                                                          products and the related investment
                                                                          activity.  Amounts primarily reflect
                                                                          cash settlements.

       Duration gap management                    (27)     (51)      (57) Interest rate caps, floors and swaps
                                                                          are used to align interest-rate
                                                                          sensitivities of assets and
                                                                          liabilities.  The 2007 loss resulted
                                                                          from declining interest rates,
                                                                          approximately $20 million related to
                                                                          cash settlements.

       Ineffectiveness                            (13)      (7)       (7) Represents hedge accounting
                                                                          ineffectiveness, including the gains
                                                                          and losses realized upon the
                                                                          termination of the hedging instrument.

  Hedging of interest rate exposure in            (22)       1        (1) Interest rate caps used to offset the
       annuity contracts                                                  effect of changing interest rates
                                                                          linked to treasury rates on certain
                                                                          annuity contracts, which are reported
                                                                          in credited interest. The results
                                                                          include cash settlements and valuation
                                                                          changes. The 2007 net loss represents
                                                                          approximately $50 million of losses
                                                                          from changes in valuation due to the
                                                                          decline in interest rates and $28
                                                                          million of gain from cash settlements.

  Embedded derivatives- conversion                 66       72        28  Certain fixed income securities, such
       options in fixed income securities and                             as convertible bonds and equity
       equity indexed notes                                               linked notes, contain embedded
                                                                          derivatives. The changes in valuation
                                                                          of the embedded derivatives are
                                                                          reported in realized capital gains and
                                                                          losses. The results generally track
                                                                          the performance of underlying equity
                                                                          indices. Valuation gains and losses
                                                                          would be converted into cash for
                                                                          convertible securities upon our
                                                                          conversion or sale of these securities
                                                                          but will be eliminated if held to
                                                                          maturity; for equity indexed notes
                                                                          upon sale or maturity.

CREDIT EXPOSURE
  Asset replication                               (18)       4         2  Credit default swaps used to
                                                                          replicate fixed income securities to
                                                                          complement the cash market when
                                                                          credit exposure to certain issuers is
                                                                          not available or when the derivative
                                                                          alternative is less expensive than
                                                                          the cash market alternative.  The
                                                                          amounts primarily reflect non-cash
                                                                          changes in valuation due to
                                                                          fluctuating credit spreads, which
                                                                          would be converted to cash upon
                                                                          termination or a default on an
                                                                          underlying credit obligation.

CURRENCY EXPOSURE
  Foreign currency contracts                      (13)      (5)       --

OTHER
  Other                                             --      --        (1)
                                                ------   ------    ------
                                                $ (57)   $  31     $ (45)
                                                ======   ======    ======

     A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level. A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view. Tactical duration management is accomplished through both cash market transactions including new purchases and derivative activities that generate realized gains and losses. As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio. This approach mitigates the impacts of general interest rate changes to the overall financial condition of the Company as shown in the Market Risk section of the MD&A. Approximately $48 million or 76.4% of the losses that relate to the valuations of derivative instruments are associated with economic hedging instruments that support investments whose valuation changes are reported in shareholder's equity.

     The ten largest losses from sales of individual securities for the year ended December 31, 2007 totaled $38 million with the largest loss being $7 million and the smallest loss being $2 million. One equity security comprising $5 million was in an unrealized loss position greater than 20% of cost for a period of less than six consecutive months.

     Our largest aggregate loss on dispositions and writedowns are shown in the following table by issuer and its affiliates, and issue for government securities. No other issuer together with its affiliates had an aggregated loss on dispositions and writedowns greater than 1.5% of the total gross loss on disposition and writedowns on fixed income and equity securities.

                               FAIR VALUE                                          DECEMBER 31,         NET
                             AT DISPOSITION       LOSS ON           WRITE-            2007           UNREALIZED
(IN MILLIONS)                  ("PROCEEDS")   DISPOSITIONS(1)       DOWNS          HOLDINGS (2)      GAIN (LOSS)
                             --------------   ---------------   --------------    --------------   --------------
ABS CDO                               $ --              $ --            $ (37)          $  --             $  --
Prime mortgage lender                   24                (1)             (14)             33                (4)
ABS RMBS - 2006 - 2nd lien              --                --              (13)              4                --
ABS CDO                                 --                --              (11)             44               (25)
ABS CDO                                 --                --              (11)             --                --
Tax advantaged investment               --                --               (9)              8                --
Commercial mortgage                     --                (7)              --             151                 7
                             --------------   ---------------   --------------    --------------   --------------
Total                                 $ 24              $ (8)           $ (95)          $ 240             $ (22)
                             ==============   ===============   ==============    ==============   ==============

----------
(1) Dispositions include losses recognized in anticipation of dispositions.
(2) Holdings include fixed income securities at amortized cost or equity securities at cost.

     The circumstances of the above losses are considered to be security specific or issue specific and are not expected to have a material effect on other holdings in our portfolio.

MARKET RISK

     Market risk is the risk that we will incur losses due to adverse changes in equity, interest, or currency exchange rates and prices. Adverse changes to these rates and prices may occur due to changes in the liquidity of a market or market segment, or to changes in market perceptions of credit worthiness and/or risk tolerance. Our primary market risk exposures are to changes in interest rates and equity prices, although we also have a smaller exposure to changes in foreign currency exchange rates.

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

     Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities. These investment activities follow policies that have been approved by our board of directors. These investment policies specify the investment limits and strategies that are appropriate given our liquidity, surplus, product profile and regulatory requirements. Executive oversight of investment activities is conducted primarily through our board of directors and investment committee. Asset-liability management ("ALM") policies further define the overall framework for managing market and investment risks. ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns. ALM activities follow asset-liability policies that have been approved by our board of directors. These ALM policies specify limits, ranges and/or targets for investments that best meet our business objectives in light of our product liabilities.

     We manage our exposure to market risk through the use of asset allocation, duration and value-at-risk limits, simulation and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on our investment portfolio and, as appropriate, on individual components of the portfolio. These duration limits place restrictions on the amount of interest rate risk that may be taken. Our value-at-risk limits are intended to restrict the potential loss in fair value that could arise from adverse movements in the fixed income, equity, and currency markets based on historical volatilities and correlations among market risk factors. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies. This day-to-day management is integrated with and informed by the activities of the ALM organization. This integration results in a prudent, methodical and effective adjudication of market risk and return, conditioned by the unique demands and dynamics of our product liabilities and supported by the continuous application of advanced risk technology and analytics.

INTEREST RATE RISK is the risk that we will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. This risk arises from many of our primary activities, as we invest substantial funds in interest sensitive assets and issue interest rate-sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key benchmarks as well as changes in interest rates resulting from the widening credit spreads and credit exposure to collateralized securities.

     We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2007, the difference between our asset and liability duration was approximately 0.63, compared to a 0.35 gap at December 31, 2006. A positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities.

     We seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable spreads across a wide variety of interest rate and economic scenarios. To achieve this objective and limit interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities within predetermined tolerance levels. This philosophy is executed using interest rate swaps, futures, forwards, caps, floors and swaptions to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

     We pledge and receive collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, we have pledged securities as margin deposits totaling $19 million as of December 31, 2007. For over-the-counter derivative transactions including interest rate swaps, foreign currency swaps, interest rate caps, interest rate floor agreements, and credit default swaps, master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements, and when applicable, we are required to post collateral. As of December 31, 2007, we held cash of $72 million and securities of $226 million pledged by counterparties as collateral for over-the-counter instruments; we pledged cash of $1 million and securities of $107 million as collateral to counterparties.

     To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments (as described in Note 7 of the consolidated financial statements), and certain other items including interest-sensitive liabilities and annuity liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. The preceding assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities.

     Based upon the information and assumptions used in the duration calculation, and interest rates in effect at December 31, 2007, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $449 million, compared to $371 million at December 31, 2006. In calculating the impact of a 100 basis point increase on the swaption value, we have assumed interest rate volatility remains constant. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. There are $7.05 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments. These assets and the associated liabilities have not been included in the above estimate. The $7.05 billion of assets excluded from the calculation has increased from the $7.04 billion reported at December 31, 2006 due to an increase in the in-force account value of interest-sensitive life products. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $521 million, compared to a decrease of $455 million at December 31, 2006.

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

EQUITY PRICE RISK is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. At December 31, 2007, we held approximately $50 million in common stocks and $1.81 billion in other securities with equity risk (including primarily convertible securities, limited partnership funds, non-redeemable preferred securities and equity-linked notes), compared to $27 million in common stocks and $1.39 billion in other securities with equity risk at December 31, 2006.

     At December 31, 2007, our portfolio of securities with equity risk had a beta of approximately 0.89, compared to a beta of approximately 0.84 at December 31, 2006. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to an index such as the Standard & Poor's 500 Composite Price Index ("S&P 500"). Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by approximately 8.9%, respectively. Based upon the information and assumptions we used to calculate beta at December 31, 2007, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by approximately $164 million, compared to $117 million at December 31, 2006. The selection of a 10% immediate decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

     At December 31, 2007 and 2006, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $14.93 billion and $16.17 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through a reinsurance agreement with Prudential as described in Note 3 of the consolidated financial statements, and therefore mitigated this aspect of our risk. Equity risk of our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2007, and 2006 were $92 million and $86 million, respectively. Separate account liabilities related to variable life contracts were $905 million and $826 million in December 31, 2007 and 2006, respectively.

     At December 31, 2007 and 2006 we had approximately $3.98 billion and $3.47 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We economically hedge the risk associated with these liabilities using equity-indexed options and futures, interest rate swaps, and eurodollar futures, maintaining risk within specified value-at-risk limits.

FOREIGN CURRENCY EXCHANGE RATE RISK is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from the foreign component of our limited partnership interests. We also have certain funding agreement programs and a small amount of fixed income securities that are denominated in foreign currencies, however, derivatives are used to effectively hedge the foreign currency risk of these funding agreements and approximately half of the securities. At December 31, 2007 and 2006, we had approximately $924 million and $1.02 billion, respectively, in funding agreements denominated in foreign currencies.

     At December 31, 2007, the foreign component of our limited partnership interests totaled approximately $158 million, compared to $22 million at December 31, 2006.

     Based upon the information and assumptions we used at December 31, 2007, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates that we are exposed to would decrease the value of the foreign component of our limited partnership interests by approximately $16 million, compared with an estimated $2 million decrease at December 31, 2006. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure is diversified across 27 currencies, compared to 11 currencies at December 31, 2006. Our largest individual foreign currency exposures at December 31, 2007 were to the Euro (41.1%) and the British Pound (21.7%). The largest individual foreign currency exposures at December 31, 2006 were to the Canadian Dollar (20.1%) and the Mexican Peso (19.5%). Our primary regional exposure is to Western Europe, approximately 65.0% at December 31, 2007, compared to 20.4% at December 31, 2006.

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

        (IN MILLIONS)                                2007       2006      2005
                                                    -------    -------   -------
        Redeemable preferred stock                 $     --   $      5  $      5
        Common stock, retained earnings and other
           shareholder's equity items                 4,847      5,168     5,415
        Accumulated other comprehensive income          (84)       325       588
                                                    --------   --------  --------
           Total shareholder's equity                 4,763      5,498     6,008
        Debt                                            200        706       181
                                                    --------   --------  --------
           Total capital resources                 $  4,963   $  6,204  $  6,189
                                                    ========   ========  ========

     SHAREHOLDER'S EQUITY declined in both 2007 and 2006, due to dividends and unrealized net capital losses on fixed income securities as of December 31, 2007 compared to unrealized net capital gains as of December 31, 2006, partially offset by net income. The Company paid dividends of $725 million and $675 million to Allstate Insurance Company ("AIC", the Company's parent) in 2007 and 2006, respectively.

     DEBT decreased $506 million in 2007 due to the repayment of a $500 million intercompany note issued to AIC in 2006 and the redemption of mandatorily redeemable preferred stock.

     Debt increased $525 million in 2006, due to the issuance of the intercompany note to AIC and a surplus note to an unconsolidated affiliate, partially offset by the redemption of debt associated with a consolidated variable interest entity ("VIE") and the redemption of mandatorily redeemable preferred stock.

     During 2006, the Company issued an intercompany note in the amount of $500 million payable to its parent, AIC, on demand and, in any event, by March 30, 2007. This note is reflected as note payable to parent on the Company's Consolidated Statements of Financial Position. The Company used the funds to accelerate purchases of investments based on its outlook of the availability of acceptable investments in the beginning of 2007. The Company repaid the loan with funds generated in the normal course of business, primarily by sales, investment income and cash collected for investment calls and maturities.

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

FINANCIAL RATINGS AND STRENGTH The following table summarizes our financial strength ratings at December 31, 2007.

               RATING AGENCY                          RATING
               -------------                          ------
               Moody's Investors Service, Inc.        Aa2 ("Excellent")
               Standard & Poor's Ratings Services     AA ("Very Strong")
               A.M. Best Company, Inc.                A+ ("Superior")

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, operating leverage, AIC's ratings and other factors. There were no changes to the ratings listed above during 2007.

     AIC entered into a capital support agreement with the Company effective December 14, 2007. AIC also entered into an intercompany liquidity agreement with the Company effective January 1, 2008. Under the capital support agreement, AIC is committed to provide capital to the Company to allow for profitable growth while maintaining financial strength ratings at or above those of AIC. The intercompany liquidity agreement establishes a mechanism under which short-term advances of funds may be made between AIC and the Company for liquidity and other general corporate purposes. The maximum amount of potential funding under each of these agreements is $1.00 billion.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2007, our RBC and the RBC for each of our insurance companies was above levels that would require regulatory actions.

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

LIQUIDITY SOURCES AND USES Our potential sources of funds principally include the activities as follows.

      - Receipt of insurance premiums
      - Contractholder fund deposits
      - Reinsurance recoveries
      - Receipts of principal, interest and dividends on investments
      - Sales of investments
      - Funds from investment repurchase agreements, securities lending, dollar roll and lines of credit agreements
      - Inter-company loans
      - Capital contributions from parent

     Our potential uses of funds principally include the activities as follows.

      - Payment of contract benefits, maturities, surrenders and withdrawals
      - Reinsurance cessions and payments
      - Operating costs and expenses
      - Purchase of investments
      - Repayment of investment repurchase agreements, securities lending, dollar roll and lines of credit agreements
      - Payment or repayment of inter-company loans
      - Dividends to parent
      - Tax payments/settlements
      - Debt service expenses and repayment
      - Settlement payments of employee and agent benefit plans

     As reflected in our Consolidated Statements of Cash Flows, higher operating cash flows in 2007, compared to 2006, primarily related to lower operating expenses and tax payments, and an increase in investment income, partially offset by increased policy and contract benefit payments and the absence in 2007 of contract charges on the reinsured variable annuity business. Higher operating cash flows in 2006, compared to 2005, primarily related to higher investment income.

     Cash flows from investing activities reflected a source of cash in 2007 compared to a use of cash in 2006. This change was primarily the result of the change in net cash flows from financing activities from a source of cash in 2006 to a use of cash in 2007. Cash flows used in investing activities decreased in 2006 primarily due to decreased net cash provided by financing activities, partially offset by the investment of higher operating cash flows. Cash flows used in investing activities in 2006 also include the settlements related to the disposition through reinsurance of substantially all our variable annuity business.

     Cash flows from financing activities reflected a use of cash in 2007 compared to a source of cash in 2006, primarily due to lower contractholder fund deposits. Cash used in financing activities increased in 2006 as a result of lower contractholder fund deposits and higher surrenders and partial withdrawals. For quantification of the changes in contractholder funds, see the Operations section of MD&A.

     Financing cash flows were impacted by dividends paid of $725 million, $675 million and $211 million in 2007, 2006 and 2005, respectively.

     A portion of our product portfolio, including fixed annuity, interest-sensitive life insurance and certain funding agreements, is subject to surrender and withdrawal at the discretion of contractholders. The following table summarizes our liabilities for these products by their contractual withdrawal provisions at December 31, 2007.

            (IN MILLIONS)                                                       2007
                                                                            -----------
            Not subject to discretionary withdrawal                        $    11,675
            Subject to discretionary withdrawal with adjustments:
               Specified surrender charges (1)                                  25,509
               Market value (2)                                                  9,234
            Subject to discretionary withdrawal without adjustments (3)         14,046
                                                                            -----------
            Total contractholder funds (4)                                 $    60,464
                                                                            ===========

----------
          (1) Includes $9.90 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
          (2) Approximately $8.26 billion of the contracts with market value adjusted surrenders have a 30-45 day period during which there is no surrender charge or market value adjustment including approximately $1.45 billion with a period commencing during 2008.
          (3) Includes $5.63 billion of extendible funding agreements backing medium-term notes outstanding with an initial maturity of 13 months from the effective date of the contract that require contractholders to elect a maturity extension each month for a period of 5 to 10 years, depending on the contract terms, up to the contractually specified final maturity date. The contractually specified final maturity dates begin in 2009 and are definitive unless the maturity dates are accelerated in accordance with the contractholders' election to not extend the maturity date, in which case the contracts mature 12 months thereafter. The contracts have an annual coupon step-up feature when extended. Based upon the elections made as of December 31, 2007, approximately $4.20 billion will mature during 2008. In addition, from January 31, 2008 through February 15, 2008, approximately $827 million elected to not extend the initial maturity date.
          (4) Includes $1.12 billion of contractholder funds on variable annuities reinsured to Prudential effective June 1, 2006.

     To ensure we have the appropriate level of liquidity, we perform actuarial tests on the impact to cash flows of policy surrenders and other actions under various scenarios. Depending upon the years in which certain policy types were sold with specific surrender provisions, our cash flow could vary due to higher surrender of policies exiting their surrender charge periods.

     We expect to meet the cash flow requirements of the non-extended funding agreements maturing in 2008 and 2009 primarily through a combination of cash received from new product deposits and contractual interest and principal receipts from our investment portfolio.

     In addition to the capital and support agreement and the intercompany liquidity agreement with AIC, which provide a maximum amount of potential funding under each agreement of $1.00 billion, we also have an intercompany loan agreement with The Allstate Corporation. The amount of intercompany loans available to us under this intercompany agreement is at the discretion of The Allstate Corporation. The maximum amount of loans The Allstate Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the intercompany loan agreement at December 31, 2007 or 2006. The Allstate Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

     The Allstate Corporation has established external sources of short-term liquidity that include a commercial paper program, lines-of-credit, dollar rolls and repurchase agreements. For additional liquidity, we can also issue new insurance contracts, incur additional debt and sell assets from our investment portfolio. The liquidity of our investment portfolio varies by type of investment. For example, $15.57 billion of privately placed corporate obligations that represent 21.5% of the investment portfolio, and $9.90 billion of mortgage loans that represent 13.7% of the investment portfolio, generally are considered to be less liquid than many of our other types of investments, such as our U.S. government and agencies, municipal and public corporate fixed income security portfolios.

    We have access to additional borrowing to support liquidity through The Allstate Corporation as follows:

- A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2007, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

- The primary credit facility covers short-term liquidity requirements. The $1.00 billion unsecured revolving credit facility, has an initial term of five years expiring in 2012 with two one year extensions that can be exercised in the first or second year of the facility upon approval of existing or replacement lenders providing more than two thirds of the commitments to lend. This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt. There were no borrowings under this line of credit during 2007. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

- A universal shelf registration statement was filed with the Securities and Exchange Commission ("SEC") in May 2006. The Allstate Corporation can use it to issue an unspecified amount of debt securities, common stock (including 337 million shares of treasury stock as of December 31, 2007), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries. The specific terms of any securities The Allstate Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

      The Allstate Corporation's only financial covenant exists with respect to its credit facility and its synthetic lease VIE obligations. The covenant requires that The Allstate Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreements. This ratio at December 31, 2007 was 17.0%.

      We closely monitor and manage our liquidity through long- and short-term planning that is integrated throughout our underwriting and investment operations. We manage the duration of assets and related liabilities through our ALM organization, using a dynamic process that addresses liquidity from components of the investment portfolio, as appropriate, and is routinely subjected to stress testing. We also have access to funds from The Allstate Corporation as described above and through the intercompany liquidity agreement with AIC that is discussed in the Financial Ratings and Strength section of MD&A.

      Certain remote events and circumstances could constrain our, The Allstate Corporation's or AIC's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in The Allstate Corporation's long-term debt rating of A1, A+ and a (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in our financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of our individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS Our contractual obligations as of December 31, 2007 and the payments due by period are shown in the following table.

(IN MILLIONS)                                                  LESS THAN                             OVER 5
                                                     TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS     YEARS
                                                   ---------   ---------   ---------   ---------   ---------
Liabilities for collateral and repurchase
  agreements(1)                                   $   1,817   $   1,817   $      --   $      --   $      --
Contractholder funds(2)                              76,078      14,088      23,893       9,977      28,120
Reserve for life-contingent contract benefits(2)     29,367       1,109       3,345       2,219      22,694
Long-term debt(3)                                       498          11          22          22         443
Payable to affiliates, net                              206         206          --          --          --
Other liabilities and accrued expenses(4)(5)            757         731          10           4          12
                                                   ---------   ---------   ---------   ---------   ---------
Total Contractual Cash Obligations                $ 108,723   $  17,962   $  27,270   $  12,222   $  51,269
                                                   =========   =========   =========   =========   =========

----------
(1) Liabilities for collateral and repurchase agreements are typically fully secured with cash. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.
(2) Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies and institutional products. The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Extendible funding agreements backing medium-term notes outstanding are reflected in the table above at the contractually specified next maturity dates or the maturity date accelerated in accordance with the contractholders' election to not extend the initial maturity date. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life and immediate annuities with life contingencies, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death, or illness or (ii) the occurrence of a payment triggering event such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $60.46 billion for contractholder funds and $12.6 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2007. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.
(3) Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2007 because the long-term debt amount above includes interest.
(4) Other liabilities primarily include accrued expenses, claim payments and other checks outstanding.
(5) Balance sheet liabilities not included in the table above include unearned and advanced premiums of $42 million and deferred income tax liabilities of $101 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $240 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

     The following is a distribution in U.S. Dollars of funding agreements (non-putable) by currency at December 31. All foreign currency denominated funding agreements have been swapped to U.S. Dollars.

                    (IN MILLIONS)
                                                 2007           2006
                                             ------------   ------------
                    CURRENCY
                    United States Dollar    $     12,000   $     11,300
                    British Pound                    646            696
                    Swiss Franc                      278            278
                    Singapore Dollar                  --             41
                                             ------------   ------------
                                            $     12,924   $     12,315
                                             ============   ============

     Our contractual commitments as of December 31, 2007 and the payments due by period are shown in the following table.

(IN MILLIONS)                                       LESS THAN                            OVER 5
                                          TOTAL       1 YEAR    1-3 YEARS   4-5 YEARS     YEARS
                                          -----       ------    ---------   ---------     -----
Other Commitments - Conditional (1)     $      30   $      30   $      --   $      --   $      --
Other Commitments - Unconditional (1)       1,211          57         692         407          55
                                        ---------   ---------   ---------   ---------   ---------
Total Commitments                       $   1,241   $      87   $     692   $     407   $      55
                                        =========   =========   =========   =========   =========

----------
(1) Represents investment commitments such as private placements and mortgage loans.

     Contractual commitments represents investment commitments such as private placements, private equities and mortgage loans.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------
(IN MILLIONS)                                                                 2007          2006          2005
                                                                           -----------   -----------   -----------
REVENUES
Premiums (net of reinsurance ceded of $625, $617 and $606)                $       502   $       576   $       474
Contract charges (net of reinsurance ceded of $315, $170 and $ -)                 942         1,009         1,079
Net investment income                                                           4,205         4,057         3,707
Realized capital gains and losses                                                (197)          (79)           19
                                                                           -----------   -----------   -----------

                                                                                5,452         5,563         5,279

COSTS AND EXPENSES
Contract benefits (net of reinsurance recoveries of $646, $548 and $515)        1,364         1,372         1,340
Interest credited to contractholder funds (net of reinsurance recoveries
   of $47, $41 and $4)                                                          2,628         2,543         2,340
Amortization of deferred policy acquisition costs                                 518           538           568
Operating costs and expenses                                                      340           398           433
                                                                           -----------   -----------   -----------
                                                                                4,850         4,851         4,681

Loss on disposition of operations                                                 (10)          (88)           (7)
                                                                           -----------   -----------   -----------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE                                  592           624           591
                                                                           -----------   -----------   -----------

Income tax expense                                                                180           196           174
                                                                           -----------   -----------   -----------

NET INCOME                                                                        412           428           417
                                                                           -----------   -----------   -----------

OTHER COMPREHENSIVE LOSS, AFTER-TAX
Change in:
    Unrealized net capital gains and losses                                      (409)         (263)         (425)
                                                                           -----------   -----------   -----------

OTHER COMPREHENSIVE LOSS, AFTER-TAX                                              (409)         (263)         (425)
                                                                           -----------   -----------   -----------

COMPREHENSIVE INCOME (LOSS)                                               $         3   $       165   $        (8)
                                                                           ===========   ===========   ===========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                           DECEMBER 31,
                                                                                     -------------------------
(IN MILLIONS, EXCEPT SHARE AND PAR VALUE DATA)                                          2007          2006
                                                                                     -----------   -----------
ASSETS
Investments
       Fixed income securities, at fair value (amortized cost $58,020 and $59,869)  $    58,469   $    61,457
       Mortgage loans                                                                     9,901         8,690
       Equity securities (cost $102 and $61)                                                102            72
       Limited partnership interests                                                        994           461
       Short-term                                                                           386           805
       Policy loans                                                                         770           752
       Other                                                                              1,792         1,923
                                                                                     -----------   -----------

    Total investments                                                                    72,414        74,160

Cash                                                                                        185           273
Deferred policy acquisition costs                                                         3,905         3,485
Reinsurance recoverables                                                                  3,410         3,392
Accrued investment income                                                                   652           689
Other assets                                                                                622           585
Separate Accounts                                                                        14,929        16,174
                                                                                     -----------   -----------

   TOTAL ASSETS                                                                     $    96,117   $    98,758
                                                                                     ===========   ===========

LIABILITIES
Contractholder funds                                                                $    60,464   $    60,565
Reserve for life-contingent contract benefits                                            12,598        12,204
Unearned premiums                                                                            33            34
Payable to affiliates, net                                                                  206            84
Other liabilities and accrued expenses                                                    2,823         3,235
Deferred income taxes                                                                       101           258
Note payable to parent                                                                       --           500
Long-term debt                                                                              200           206
Separate Accounts                                                                        14,929        16,174
                                                                                     -----------   -----------

   TOTAL LIABILITIES                                                                     91,354        93,260
                                                                                     -----------   -----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 7 AND 11)

SHAREHOLDER'S EQUITY
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares
     authorized, none and 49,230 shares issued and outstanding                               --             5
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares
     authorized, none issued                                                                 --            --
Common stock, $227 par value, 23,800 shares authorized and outstanding                        5             5
Additional capital paid-in                                                                1,108         1,108
Retained income                                                                           3,734         4,055
Accumulated other comprehensive income:
     Unrealized net capital gains and losses                                                (84)          325
                                                                                     -----------   -----------

   Total accumulated other comprehensive income                                             (84)          325
                                                                                     -----------   -----------

   TOTAL SHAREHOLDER'S EQUITY                                                             4,763         5,498
                                                                                     -----------   -----------

   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                       $    96,117   $    98,758
                                                                                     ===========   ===========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                              YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
(IN MILLIONS)                                            2007          2006          2005
                                                      -----------   -----------   -----------
REDEEMABLE PREFERRED STOCK - SERIES A
Balance, beginning of year                           $         5   $         5   $         5
Redemption of stock                                           (5)           --            --
                                                      -----------   -----------   -----------
Balance, end of year                                          --             5             5
                                                      -----------   -----------   -----------

REDEEMABLE PREFERRED STOCK - SERIES B                         --            --            --
                                                      -----------   -----------   -----------

COMMON STOCK                                                   5             5             5
                                                      -----------   -----------   -----------

ADDITIONAL CAPITAL PAID-IN                                 1,108         1,108         1,108

RETAINED INCOME
Balance, beginning of year                                 4,055         4,302         4,178
Net income                                                   412           428           417
Dividends                                                   (725)         (675)         (293)
Cumulative effect of change in accounting principle           (8)           --            --
                                                      -----------   -----------   -----------
Balance, end of year                                       3,734         4,055         4,302
                                                      -----------   -----------   -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                                   325           588         1,013
Change in unrealized net capital gains and losses           (409)         (263)         (425)
                                                      -----------   -----------   -----------

Balance, end of year                                         (84)          325           588
                                                      -----------   -----------   -----------

TOTAL SHAREHOLDER'S EQUITY                           $     4,763   $     5,498   $     6,008
                                                      ===========   ===========   ===========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------------------
(IN MILLIONS)                                                                             2007          2006          2005
                                                                                       -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $       412   $       428   $       417
   Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization and other non-cash items                                                  (289)         (280)         (175)
      Realized capital gains and losses                                                       197            79           (19)
      Loss on disposition of operations                                                        10            88             7
      Interest credited to contractholder funds                                             2,628         2,543         2,340
      Changes in:
          Policy benefit and other insurance reserves                                        (290)         (199)         (200)
          Unearned premiums                                                                    (1)           (1)            4
          Deferred policy acquisition costs                                                   (29)         (205)         (198)
          Reinsurance recoverables                                                           (276)         (218)         (197)
          Income taxes payable                                                                112          (122)           18
          Other operating assets and liabilities                                              104            93            95
                                                                                       -----------   -----------   -----------

             Net cash provided by operating activities                                      2,578         2,206         2,092
                                                                                       -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales
   Fixed income securities                                                                 11,222        12,290        10,660
   Equity securities                                                                           73            23            25
   Limited partnership interests                                                              181           114            32
Investment collections
   Fixed income securities                                                                  2,981         2,727         4,076
   Mortgage loans                                                                           1,506         1,618         1,172
Investment purchases
   Fixed income securities                                                                (12,096)      (16,246)      (18,128)
   Equity securities                                                                         (101)         (282)          (37)
   Limited partnership interests                                                             (673)          (22)         (166)
   Mortgage loans                                                                          (2,637)       (2,159)       (1,976)
Change in short-term investments, net                                                          31           362          (352)
Change in policy loans and other investments, net                                            (124)          (33)          (16)
Disposition of operations                                                                      (5)         (826)           (2)
                                                                                       -----------   -----------   -----------

             Net cash provided by (used in) investing activities                              358        (2,434)       (4,712)
                                                                                       -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable to parent                                                                       (500)          500             -
Redemption of redeemable preferred stock                                                      (11)          (26)          (26)
Contractholder fund deposits                                                                7,948         9,546        11,374
Contractholder fund withdrawals                                                            (9,736)       (8,998)       (8,604)
Dividends paid                                                                               (725)         (675)         (211)
                                                                                       -----------   -----------   -----------

             Net cash (used in) provided by financing activities                           (3,024)          347         2,533
                                                                                       -----------   -----------   -----------

NET (DECREASE) INCREASE IN CASH                                                               (88)          119           (87)
CASH AT BEGINNING OF YEAR                                                                     273           154           241
                                                                                       -----------   -----------   -----------

CASH AT END OF YEAR                                                                   $       185   $       273   $       154
                                                                                       ===========   ===========   ===========

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

NATURE OF OPERATIONS

     The Company sells life insurance, retirement and investment products to individual and institutional customers. The principal individual products are fixed annuities and interest-sensitive, traditional and variable life insurance. The principal institutional product is funding agreements backing medium-term notes issued to institutional and individual investors. The following table summarizes premiums and contract charges by product.

        ($ IN MILLIONS)                                  2007         2006         2005
                                                      -----------  -----------  -----------
        PREMIUMS
        Traditional life insurance                   $       260  $       257  $       250
        Immediate annuities with life contingencies          204          278          197
        Other                                                 38           41           27
                                                      -----------  -----------  -----------
        TOTAL PREMIUMS                                       502          576          474

        CONTRACT CHARGES
        Interest-sensitive life insurance                    862          797          734
        Fixed annuities                                       79           73           65
        Variable annuities                                     1          139          280
                                                      -----------  -----------  -----------
        TOTAL CONTRACT CHARGES                               942        1,009        1,079
                                                      -----------  -----------  -----------
        TOTAL PREMIUMS AND CONTRACT CHARGES          $     1,444  $     1,585  $     1,553
                                                      ===========  ===========  ===========

     The Company, through several subsidiaries, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2007, the top geographic locations for statutory premiums and annuity considerations were Delaware, California and New York. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations. The Company distributes its products to individuals through multiple distribution channels, including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), and financial service firms, such as banks, broker-dealers and specialized structured settlement brokers.

     The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. The Company currently benefits from agreements with financial services entities that market and distribute its products; change in control of these non-affiliated entities could negatively impact the Company's sales. Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other proposals if adopted, that reduce the taxation or permit the establishment of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, asset-backed securities, mortgage-backed securities, commercial mortgage-backed securities and redeemable preferred stocks. Fixed income securities may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The fair value of fixed income securities is based upon observable market quotations, other market observable data or is derived from such quotations and market observable data. The fair value of privately placed fixed income securities is generally based on widely accepted pricing valuation models, which are developed internally. The valuation models use security specific information such as the credit rating of the issuer, industry sector of the issuer, maturity, estimated duration, call provisions, sinking fund requirements, coupon rate, quoted market prices of comparable securities and estimated liquidity premiums to determine security specific credit spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. The difference between amortized cost and fair value, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statement of Cash Flows.

     Reported in fixed income securities are hybrid securities which have characteristics of fixed income securities and equity securities. Many of these securities have attributes most similar to those of fixed income securities such as a stated interest rate, a mandatory redemption date or a punitive interest rate step-up feature which, in most cases, would compel the issuer to redeem the security at a specified call date. Hybrid securities are carried at fair value and amounted to $2.67 billion and $2.09 billion at December 31, 2007 and 2006, respectively.

     Equity securities include common and non-redeemable preferred stocks. Common and non-redeemable preferred stocks are classified as available for sale and are carried at fair value. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income.

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

     Investments in limited partnership interests, including certain interests in limited liability companies and funds, and where the Company's interest is so minor that it exercises virtually no influence over operating and financial policies are accounted for in accordance with the cost method of accounting; otherwise, investments in limited partnership interests are accounted for in accordance with the equity-method of accounting.

     Short-term investments are carried at cost or amortized cost that approximates fair value. Policy loans are carried at the unpaid principal balances. Other investments consist primarily of bank loans. Bank loans are comprised primarily of senior secured corporate loans which are carried at amortized cost.

     In connection with the Company's securities lending business activities, funds received in connection with securities repurchase agreements, cash collateral received from counterparties related to derivative transactions and securities purchased under agreements to resell are invested and classified as short-term investments or fixed income securities available for sale as applicable. For the Company's securities lending business activities and securities sold under agreements to repurchase, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to return the collateral or funds received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Investment income consists primarily of interest and dividends, income from limited partnership interests and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities is determined considering estimated principal repayments obtained from widely accepted third party data sources and internal estimates. Interest income on certain beneficial interests in securitized financial assets is determined using the prospective yield method, based upon projections of expected future cash flows. For all other asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities, the effective yield is recalculated on the retrospective basis. Income from investments in limited partnership interests accounted for on the cost basis is recognized upon receipt of amounts distributed by the partnerships as income. Income from investments in limited partnership interests accounted for utilizing the equity-method of accounting is recognized based on the financial results of the entity and the Company's proportionate investment interest. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when receipt of interest payments is in doubt.

     Realized capital gains and losses include gains and losses on investment dispositions, write-downs in value due to other-than-temporary declines in fair value and periodic changes in the fair value and settlements of certain derivatives including hedge ineffectiveness. Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

     The Company recognizes other-than-temporary impairment losses on fixed income securities, equity securities and short-term investments when the decline in fair value is deemed other-than-temporary (see Note 6).

DERIVATIVE AND EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments include swaps, futures (interest rate), options (including swaptions), interest rate caps and floors, warrants, certain forward contracts for purchases of to-be-announced ("TBA") mortgage securities, forward contracts to hedge foreign currency risks and certain investment risk transfer reinsurance agreements. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible and equity-indexed fixed income securities, equity-indexed life and annuity contracts, reinsured variable annuity contracts, and certain funding agreements (see Note 7).

     All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The change in the fair value of derivatives embedded in certain fixed income securities and subject to bifurcation is reported in realized capital gains and losses. The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in life and annuity contract benefits, interest credited to contractholder funds or realized capital gains and losses.

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the hedged item's or transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. The hedge ineffectiveness reported in realized capital gains and losses amounted to losses of $13 million, $7 million and $7 million in 2007, 2006 and 2005, respectively.

     FAIR VALUE HEDGES The Company designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For hedging instruments used in fair value hedges, when the hedged items are investment assets or a portion thereof, the change in the fair value of the derivatives is reported in net investment income, together with the change in the fair value of the hedged items. The change in the fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof is reported in interest credited to contractholder funds, together with the change in the fair value of the hedged item. Accrued periodic settlements on swaps are reported together with the changes in fair value of the swaps in net investment income or interest credited to contractholder funds. The amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying value of the hedged liability is adjusted for the change in the fair value of the hedged risk.

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

     For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged or forecasted transaction affects net income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

     TERMINATION OF HEDGE ACCOUNTING If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset becomes other-than-temporarily impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as non-hedge or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof which has already been recognized in income while the hedge was in place and used to adjust the amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying amount for the liability, is amortized over the remaining life of the hedged asset, liability or portion thereof, and reflected in net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied. If the hedged item in a fair value hedge is an asset which has become other-than-temporarily impaired, or is a liability which an increase has been recognized for the obligation, the adjustment made to the amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying amount for the liability is subject to the accounting policies applied to other-than-temporarily impaired assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NON-HEDGE DERIVATIVE FINANCIAL INSTRUMENTS The Company also has certain derivatives that are used in interest rate, equity price and credit risk management strategies for which hedge accounting is not applied. These derivatives primarily consist of certain interest rate swap agreements, equity and financial futures contracts, interest rate cap and floor agreements, swaptions, foreign currency forward and option contracts, certain forward contracts for TBA mortgage securities and credit default swaps.

     The Company replicates fixed income securities using a combination of a credit default swap and one or more highly rated fixed income securities to synthetically replicate the economic characteristics of one or more cash market securities. Fixed income securities are replicated when they are either unavailable in the cash market or are more economical to acquire in synthetic form.

     Based upon the type of derivative instrument and strategy, the income statement effects of these derivatives are reported in a single line item with the results of the associated risk. Therefore, the derivatives' fair value gains and losses and accrued periodic settlements are recognized together in one of the following line items during the reporting period: net investment income, realized capital gains and losses, operating costs and expenses, life and annuity contract benefits or interest credited to contractholder funds. Cash flows from embedded derivatives requiring bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks respectively within the Consolidated Statement of Cash Flows. Cash flows from other derivatives are reported in cash flows from investing activities within the Consolidated Statement of Cash Flows.

SECURITIES LOANED AND SECURITY REPURCHASE AND RESALE

     The Company's business activities, include securities lending transactions, securities sold under agreements to repurchase ("repurchase agreements"), and securities purchased under agreements to resell ("resale agreements"), which are used primarily to generate net investment income. The proceeds received from repurchase agreements also provide a source of liquidity. For repurchase agreements and securities lending transactions used to generate net investment income, the proceeds received are reinvested in short-term investments or fixed income securities. These transactions are short-term in nature, usually 30 days or less.

     The Company receives collateral for securities loaned in an amount generally equal to 103% of the fair value of securities, and records the related obligations to return the collateral in other liabilities and accrued expenses. The carrying value of these obligations approximates fair value because of their relatively short-term nature. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary under the terms of the agreements to mitigate counterparty credit risk. The Company maintains the right and ability to redeem the securities loaned on short notice. Substantially all of the Company's securities loaned are placed with large brokerage firms.

     The Company's policy is to take possession or control of securities under resale agreements. Securities to be repurchased under repurchase agreements are the same, or substantially the same, as the securities transferred. The Company's obligations to return the funds received under repurchase agreements are carried at the amount at which the securities will subsequently be reacquired, including accrued interest, as specified in the respective agreements and are classified as other liabilities and accrued expenses. The carrying value of these obligations approximates fair value because of their relatively short-term nature.

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES, AND RELATED BENEFITS AND INTEREST CREDITED

     Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders. Benefits are reflected in life and annuity contract benefits and recognized in relation to premiums so that profits are recognized over the life of the policy.

     Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to premiums so that profits are recognized over the life of the contract.

     Interest-sensitive life contracts, such as universal life, single premium life and equity-indexed life are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and contract charges assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for the cost of insurance (mortality risk),

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contract administration and early surrender. These contract charges are recognized as revenue when assessed against the contractholder account balance. Life and annuity contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies, and funding agreements (primarily backing medium-term notes) are considered investment contracts. Consideration received for such contracts is reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for maintenance, administration and surrender of the contract prior to contractually specified dates, and are recognized when assessed against the contractholder account balance.

     Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed annuities, indexed life contracts and indexed funding agreements are generally based on a specified interest rate index, such as LIBOR, or an equity index, such as the S&P 500. Interest credited also includes amortization of deferred sales inducement ("DSI") expenses. DSI is amortized into interest credited using the same method used to amortize deferred policy acquisition costs ("DAC").

     Contract charges for variable life and variable annuity products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death, income, withdrawal and accumulation benefits. Subsequent to the Company's disposal of substantially all of its variable annuity business through reinsurance agreements with Prudential in 2006 (see Note 3), the contract charges and contract benefits related thereto are reported net of reinsurance ceded.

DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Costs that vary with and are primarily related to acquiring life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration, premium taxes, inspection costs, and certain underwriting and direct mail solicitation expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuities and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are in excess of the rates currently being credited to similar contracts without sales inducements. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income. Future investment income is considered in determining the recoverability of DAC. Amortization of DAC associated with life insurance and investment contracts is described in more detail below. All life insurance and investment contract DAC is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations and Comprehensive Income. DSI is reported in other assets and amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Consolidated Statements of Operations and Comprehensive Income. DAC and DSI are periodically reviewed for recoverability and adjusted if necessary.

     For traditional life insurance, DAC is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions used in the amortization of DAC and reserve calculations are established at the time the policy is issued and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

     For interest-sensitive life, annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior DAC balance and uses rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally results in the majority of the DAC being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of total gross profits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     AGP and EGP consists primarily of the following components: the excess of contract charges for the cost of insurance over mortality and other benefits; investment income and realized capital gains and losses over interest credited; and surrender and other contract charges over maintenance expenses. The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to policyholders, the effect of any hedges used, persistency, mortality and expenses.

     Changes in the amount or timing of EGP result in adjustments to the cumulative amortization of DAC and DSI. All such adjustments are reflected in the current results of operations.

     The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life, annuities and other investment contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC and DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively, on the Consolidated Statements of Operations and Comprehensive Income.

     Any amortization of DAC or DSI that would result from changes in unrealized gains or losses had those gains or losses actually been realized during the reporting period is recorded net of tax in other comprehensive income.

     The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $21 million and $25 million at December 31, 2007 and 2006, respectively. Amortization expense on the present value of future profits was $5 million, $6 million and $8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

     Customers of the Company may exchange one insurance policy or investment contract for another offered by the Company, or make modifications to an existing investment or life contract issued by the Company. These transactions are identified as internal replacements for accounting purposes. Internal replacement transactions that are determined to result in replacement contracts that are substantially unchanged from the replaced contract are accounted for as continuations of the replaced contracts. Unamortized DAC and DSI related to the replaced contract continue to be deferred and amortized in connection with the replacement contracts. For interest-sensitive life insurance and investment contracts, the EGP of the replacement contract is treated as revisions to the EGP of the replaced contract in the determination of amortization of DAC and DSI. For traditional life insurance policies, any changes to unamortized DAC and benefit reserves that result from the replacement contract are treated as prospective revisions. Any costs associated with the issuance of the replacement contract are characterized as maintenance costs and expensed as incurred.

     Internal replacement transactions that are determined to result in a substantial change to the replaced contracts are accounted for as an extinguishment of the replaced contracts, and any unamortized DAC and DSI related to the replaced contracts are eliminated with a corresponding charge to the Consolidated Statements of Operations and Comprehensive Income.

REINSURANCE

     In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance (see Note 9). The Company has also used reinsurance to effect the acquisition or disposition of certain blocks of business. The amounts reported in the Consolidated Statements of Financial Position as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts or are earned ratably over the contract period to the extent coverage remains available. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverables as appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL

     Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The Company annually evaluates goodwill for impairment using a trading multiple analysis, which is a widely accepted valuation technique to estimate the fair value of its reporting units. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. Goodwill impairment evaluations indicated no impairment at December 31, 2007.

INCOME TAXES

     The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments, insurance reserves and DAC. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized (see Note 12).

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits payable under insurance policies including traditional life insurance, life-contingent fixed annuities and voluntary health products is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses (see Note 8). These assumptions, which for traditional life insurance, life-contingent fixed annuities and accident and health products are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of unrealized net capital gains included in accumulated other comprehensive income.

CONTRACTHOLDER FUNDS

     Contractholder funds represent interest-bearing liabilities arising from the sale of products, such as interest-sensitive life, fixed annuities and funding agreements. Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses (see
Note 8). Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts and reserves for certain guarantees on reinsured variable annuity contracts.

SEPARATE ACCOUNTS

     Separate accounts assets are carried at fair value. Separate accounts liabilities are carried at the account values, which are equal to the carrying value of the corresponding assets. The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations. Separate accounts liabilities represent the contractholders' claims to the related assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Consolidated Statements of Operations and Comprehensive Income. Deposits to and surrenders and withdrawals from the separate accounts are reflected in separate accounts liabilities and are not included in consolidated cash flows.

     Absent any contract provision wherein the Company provides a guarantee, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. Substantially all of the Company's variable annuity business was reinsured to Prudential in 2006.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     Commitments to invest, commitments to purchase private placement securities, commitments to extend mortgage loans, financial guarantees and credit guarantees have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Consolidated Statements of Financial Position (see Note 7 and Note 11).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADOPTED ACCOUNTING STANDARDS

STATEMENT OF POSITION 05-1, ACCOUNTING BY INSURANCE ENTERPRISES FOR DEFERRED
  ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF INSURANCE CONTRACTS ("SOP 05-1")

      In October 2005, the American Institute of Certified Public Accountants ("AICPA") issued SOP 05-1. SOP 05-1 provides accounting guidance for DAC associated with internal replacements of insurance and investment contracts other than those set forth in Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. The Company adopted the provisions of SOP 05-1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption resulted in an $8 million after-tax reduction to retained income to reflect the impact on EGP from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1 and a reduction of DAC and DSI balances of $13 million pre-tax as of January 1, 2007.

SFAS NO. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT
  OF FASB STATEMENTS NO. 133 AND 140 ("SFAS NO. 155")

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year beginning after September 15, 2006. The Company elected not to remeasure existing hybrid financial instruments that contained embedded derivatives requiring bifurcation at the date of adoption pursuant to paragraph 12 or 13 of SFAS No. 133. The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

FASB INTERPRETATION NO. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN
  INTERPRETATION OF FASB STATEMENT NO. 109 AND FASB STAFF POSITION NO. FIN 48-1, DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48 ("FIN 48")

     The FASB issued the interpretation in July 2006 and the staff position in May 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position's technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company (see Note 12).

SECURITIES AND EXCHANGE COMMISSION ("SEC") STAFF ACCOUNTING BULLETIN NO. 108,
  CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108")

     In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice in the way misstatements are quantified for purposes of assessing their materiality in financial statements. SAB 108 was intended to eliminate the potential build up of improper amounts on the balance sheet due to the limitations of certain methods of assessing materiality previously utilized by some reporting entities. SAB 108 established a single quantification framework wherein the significance determination is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. On December 31, 2006, the Company adopted the provisions of SAB 108 which were effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any effect on the results of operations or financial position of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB STAFF POSITION NO. FAS 115-1, THE MEANING OF OTHER-THAN-TEMPORARY
  IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("FSP FAS 115-1")

     FSP FAS 115-1 nullified the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent income recognition for impaired debt securities. The Company adopted FSP FAS 115-1 as of January 1, 2006 on a prospective basis. The effects of adoption did not have a material effect on the results of operations or financial position of the Company.

SFAS NO. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS - A REPLACEMENT OF APB
  OPINION NO. 20 AND FASB STATEMENT NO. 3 ("SFAS NO. 154")

     SFAS No. 154 replaced Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise not required. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have any effect on the results of operations or financial position of the Company.

PENDING ACCOUNTING STANDARDS

SFAS NO. 141(R), BUSINESS COMBINATIONS ("SFAS NO. 141R")

     In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). Among other things, SFAS No. 141R broadens the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, to be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings. The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively only. Early adoption is not permitted. The Company will apply the provisions of SFAS 141R as required when effective.

SFAS NO. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN
  AMENDMENT OF ARB NO. 51 ("SFAS NO. 160")

     In December 2007, the FASB issued SFAS No. 160 which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary's equity that is attributable to owners of the subsidiary other than its parent or parent's affiliates. Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the consolidated statement of operations. SFAS No. 160 requires that all changes in a parent's ownership interest in a subsidiary when control of the subsidiary is retained, be accounted for as equity transactions. In contrast, SFAS No. 160 requires a parent to recognize a gain or loss in net income when control over a subsidiary is relinquished and the subsidiary is deconsolidated, as well as provide certain associated expanded disclosures. SFAS No. 160 is effective as of the beginning of a reporting entity's first fiscal year beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 160 requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. The Company will apply the provisions of SFAS No. 160 as required on the effective date.

SEC STAFF ACCOUNTING BULLETIN NO. 109, WRITTEN LOAN COMMITMENTS THAT ARE
  RECORDED AT FAIR VALUE THROUGH EARNINGS ("SAB 109")

     In October 2007, the SEC issued SAB 109, a replacement of SAB 105, "Application of Accounting Principles to Loan Commitments". SAB 109 is applicable to both loan commitments accounted for under SFAS No. 133, and other loan commitments for which the issuer elects fair value accounting under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SAB 109 states that the expected net future cash flows related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the servicing of a loan should be included in the fair value measurement of a loan commitment accounted for at fair value through earnings. The expected net future cash flows associated with loan servicing should be determined in accordance with the guidance in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 156, "Accounting for Servicing of Financial Assets". SAB 109 should be applied on a prospective basis to loan commitments accounted for under SFAS No. 133 that were issued or modified in fiscal quarters beginning after December 15, 2007. Earlier adoption is not permitted. The adoption of SAB 109 is not expected to have a material impact on the Company's results of operations or financial position.

SFAS NO. 157, FAIR VALUE MEASUREMENTS ("SFAS NO. 157")

     In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Specifically, SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. Additional disclosures and modifications to current fair value disclosures will be required upon adoption of SFAS No. 157. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company plans to utilize the deferral for non-financial assets and liabilities. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's results of operations or financial position.

SFAS NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL
  LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS NO.
  159")

     In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and financial liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of the impacts of a reporting entity's decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. The Company does not expect to apply the fair value option to any existing financial assets or liabilities as of January 1, 2008. Consequently, the initial adoption of SFAS No. 159 is expected to have no impact on the Company's results of operations or financial position.

SOP 07-1, CLARIFICATION OF THE SCOPE OF THE AUDIT AND ACCOUNTING GUIDE,
  INVESTMENT COMPANIES ("THE GUIDE") AND ACCOUNTING BY PARENT COMPANIES AND EQUITY METHOD INVESTORS FOR INVESTMENTS IN INVESTMENT COMPANIES ("SOP 07-1")

     In June 2007, the AICPA issued SOP 07-1 which provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity-method investor in an investment company. SOP 07-1 was to be effective for fiscal years beginning on or after December 15, 2007, however in February 2008, the FASB issued FASB Staff Position No. SOP 07-1-1, "Effective Date of AICPA Statement of Position 07-1", which amends SOP 07-1 to (1) delay indefinitely the effective date of the SOP and (2) prohibit adoption of the SOP for an entity that did not early adopt the SOP before December 15, 2007. The Company did not early adopt SOP 07-1. Consequently, the standard is expected to have no impact on the Company's results of operations or financial position.

FASB STAFF POSITION NO. FIN 39-1, AMENDMENT OF FASB INTERPRETATION NO. 39 ("FSP
  FIN 39-1")

     In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". FSP FIN 39-1 replaces the terms "conditional contracts" and "exchange contracts" with the term "derivative instruments" and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The effects of applying FSP FIN 39-1, if any, are to be recorded as a change in accounting principle through retrospective application unless such application is determined to be impractical. The adoption of FSP FIN 39-1 is not expected to have a material impact on the Company's results of operations or financial position based on the current level of derivative activity.

3.   DISPOSITIONS

VARIABLE ANNUITY BUSINESS

     On June 1, 2006, in accordance with the terms of the definitive Master Transaction Agreement and related agreements (collectively the "Agreement") ALIC, its subsidiary, Allstate Life Insurance Company of New York ("ALNY"), and the Corporation completed the disposal through reinsurance of substantially all of our variable annuity business to Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively "Prudential"). For Allstate, this disposal achieved the economic benefit of transferring to Prudential the future rights and obligations associated with this business.

     The disposal was effected through reinsurance agreements (the "Reinsurance Agreements") which include both coinsurance and modified coinsurance provisions. Coinsurance and modified coinsurance provisions are commonly used in the reinsurance of variable annuities because variable annuities generally include both separate account and general account liabilities. When contractholders make a variable annuity deposit, they must choose how to allocate their account balances between a selection of variable-return mutual funds that must be held in a separate account and fixed-return funds held in the Company's general account. In addition, variable annuity contracts include various benefit guarantees that are general account obligations of the Company. The Reinsurance Agreements do not extinguish the Company's primary liability under the variable annuity contracts.

     Variable annuity balances invested in variable-return mutual funds are held in separate accounts, which are legally segregated assets and available only to settle separate account contract obligations. Because the separate account assets must remain with the Company under insurance regulations, modified coinsurance is typically used when parties wish to transfer future economic benefits of such business. Under the modified coinsurance provisions, the separate account assets remain on the Company's Consolidated Statements of Financial Position, but the related results of operations are fully reinsured and presented net of reinsurance on the Consolidated Statements of Operations and Comprehensive Income.

     The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed return fund options and benefit guarantees. $1.37 billion of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions as of the transaction closing date. General account liabilities of $1.26 billion and $1.49 billion as of December 31, 2007 and 2006 respectively, however, remain on the Consolidated Statements of Financial Position with a corresponding reinsurance recoverable.

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

     Under the Agreement, the Company has indemnified Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and liabilities specifically excluded from the transaction) that the Company has agreed to retain. In addition, the Company will indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and its agents, including in connection with the Company's provision of transition services. The Reinsurance Agreements contain no limits or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Pursuant to the Agreement, the final market-adjusted consideration was $628 million. The disposal resulted in a gain of $83 million pre-tax for ALIC, which was deferred as a result of the disposition being executed through reinsurance. The deferred gain is included as a component of other liabilities and accrued expenses on the Consolidated Statements of Financial Position, and is amortized to gain (loss) on dispositions of operations on the Consolidated Statements of Operations and Comprehensive Income over the life of the reinsured business which is estimated to be approximately 18 years. For ALNY, the transaction resulted in a loss of $9 million pre-tax. ALNY's reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC's deferred reinsurance gain, were included as a component of gain (loss) on disposition of operations on the Consolidated Statements of Operations and Comprehensive Income amounted to $6 million and $(61) million, after-tax during 2007 and 2006, respectively. Gain (loss) on disposition of operations on the Consolidated Statement of Operations and Comprehensive Income included amortization of ALIC's deferred gain, after-tax, of $5 million and $1 million for the years ended December 31, 2007 and 2006, respectively. DAC and DSI were reduced by $726 million and $70 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

     The separate account balances related to the modified coinsurance reinsurance were $13.76 billion and $15.07 billion as of December 31, 2007 and 2006, respectively. Separate account balances totaling approximately $1.17 billion and $1.10 billion at December 31, 2007 and 2006, respectively, related primarily to the variable life business that is being retained by the Company, and the variable annuity business in three affiliated companies that were not included in the Agreement. In the five-months of 2006, prior to this disposition, the Company's variable annuity business generated approximately $127 million in contract charges, and $278 million in 2005.

4.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $72 million, $39 million and $51 million for the years ended December 31, 2007, 2006 and 2005, respectively.

     Liabilities for collateral received in conjunction with the Company's securities lending and other business activities and for funds received from the Company's security repurchase business activities were $1.82 billion, $2.29 billion and $2.23 billion at December 31, 2007, 2006 and 2005, respectively, and are reported in other liabilities and accrued expenses in the Consolidated Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

        ($ IN MILLIONS)                                                      2007          2006          2005
                                                                          -----------   -----------   -----------
        NET CHANGE IN PROCEEDS MANAGED
        Net change in fixed income securities                            $        34   $        96   $      (221)
        Net change in short-term investments                                     443          (159)          918
                                                                          -----------   -----------   -----------
           Operating cash flow provided (used)                           $       477   $       (63)  $       697
                                                                          ===========   ===========   ===========

        NET CHANGE IN LIABILITIES
        Liabilities for collateral and security repurchase,
            beginning of year                                            $    (2,294)  $    (2,231)  $    (2,928)
        Liabilities for collateral and security repurchase, end of year       (1,817)       (2,294)       (2,231)
                                                                          -----------   -----------   -----------
           Operating cash flow (used) provided                           $      (477)  $        63   $      (697)
                                                                          ===========   ===========   ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company uses services performed by its affiliates, AIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs allocated to the Company (see Note 15), were $477 million, $494 million and $410 million in 2007, 2006 and 2005, respectively. A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income as described in Note 2.

STRUCTURED SETTLEMENT ANNUITIES

     The Company issued $74 million, $72 million and $235 million of structured settlement annuities, a type of immediate annuity, in 2007, 2006 and 2005, respectively, at prices determined using interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC. Of these amounts, $11 million, $10 million and $9 million relate to structured settlement annuities with life contingencies and are included in premium income for 2007, 2006 and 2005, respectively.

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

     Alternatively, ALIC guarantees the payment of structured settlement benefits on all contracts issued on or after July 1, 2001. Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.89 billion and $4.92 billion at December 31, 2007 and 2006, respectively.

BROKER-DEALER AGREEMENT

     The Company receives distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker-dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. For these services, the Company incurred $27 million, $44 million and $46 million of commission and other distribution expenses for the years ending December 31, 2007, 2006 and 2005, respectively.

REINSURANCE TRANSACTIONS

     In 2005, the Company received fixed income securities with a fair value and amortized cost of $381 million and $358 million, respectively, and $5 million of accrued investment income for the settlement of a $386 million premium receivable due from American Heritage Life Insurance Company ("AHL"), an unconsolidated affiliate of the Company. The receivable related to two coinsurance agreements entered into in 2004 whereby the Company assumed certain interest-sensitive life insurance and fixed annuity contracts from AHL. Since the transaction was between affiliates under common control, the securities were recorded at amortized cost as of the date of settlement. The difference between the amortized cost and fair value of the securities, which increased accumulated other comprehensive income by $23 million, was recorded as a non-cash dividend of $23 million ($15 million, after-tax). Thus, the net effect on shareholder's equity was zero. Since the Company received assets in excess of net liabilities from an affiliate under common control, the Company recognized a gain of $47 million ($31 million, after-tax), which was recorded as a non-cash capital contribution. In accordance with the coinsurance agreements, for 2007, 2006 and 2005, the Company assumed premiums and contract charges of $16 million, $16 million and $17 million, respectively; contract benefits of $10 million, $11 million and $10 million, respectively; and interest credited to contractholder funds of $13 million, $24 million and $32 million, respectively.

     ALIC enters into certain intercompany reinsurance transactions with its wholly owned subsidiaries. ALIC enters into these transactions in order to maintain underwriting control and spread risk among various legal entities. These reinsurance agreements have been approved by the appropriate regulatory authorities. All significant intercompany

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transactions have been eliminated in consolidation.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 12).

DEBT

     Effective January 1, 2008, the Company and AIC entered into a one-year intercompany Liquidity Agreement ("Liquidity Agreement") which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. It shall be automatically renewed for subsequent one-year terms unless terminated by the parties. The Liquidity Agreement does not establish a commitment to advance funds on the part of either party. Both parties may make or receive advances. The maximum amount of advances each party may make or receive is limited to $1 billion. Netting or offsetting of advances made and received is not permitted. Advances between the parties are required to have specified due dates less than or equal to 364 days from the date of the advance and be payable upon demand by written request from the lender at least ten business days prior to the demand date. The borrower may make prepayments of the outstanding principle balance of an advance without penalty. Advances will bear interest equal to or greater than the rate applicable to 30-day commercial paper issued by the Corporation on the date the advance is made with an adjustment on the first day of each month thereafter.

     On December 27, 2006, the Company issued an intercompany note in the amount of $500 million payable to its parent, AIC, on demand and, in any event, by March 30, 2007. This note was fully repaid in the first quarter of 2007. This note had an interest rate of 5.25% and was reflected as note payable to parent on the Company's Consolidated Statements of Financial Position at December 31, 2006. Interest expense on this note, which totaled $5 million in 2007, is included as a component of operating costs and expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.

     On June 30, 2006, under an existing agreement with Kennett Capital, Inc. ("Kennett"), an unconsolidated affiliate of ALIC, ALIC sold Kennett a $100 million redeemable surplus note issued by ALIC Reinsurance Company ("ALIC Re"), a wholly owned subsidiary of ALIC. The surplus note is due June 1, 2036 with an initial rate of 6.18% that will reset every ten years to the then current ten year Constant Maturity Treasury yield ("CMT"), plus 1.14%. As payment, Kennett issued a full recourse note due June 1, 2036 to ALIC for the same amount with an initial interest rate of 5.98% that will reset every ten years to the then current ten year CMT, plus 0.94%. The note due from Kennett is classified as other investments and the related surplus note is classified as long-term debt in the Consolidated Statements of Financial Position. In 2007 and 2006, the Company incurred $6 million and $4 million, respectively, of interest expense related to this surplus note, which is reflected as a component of operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income.

     On August 1, 2005, ALIC entered into an agreement with Kennett, whereby ALIC sold to Kennett a $100 million 5.06% surplus note due July 1, 2035 issued by ALIC Re. As payment, Kennett issued a full recourse 4.86% note due July 1, 2035 to ALIC for the same amount. As security for the performance of Kennett's obligations under the agreement and note, Kennett granted ALIC a pledge of and security interest in Kennett's right, title and interest in the surplus notes and their proceeds. Under the terms of the agreement, ALIC may sell and Kennett may choose to buy additional surplus notes, if and when additional surplus notes are issued. The note due from Kennett is classified as other investments and the related surplus notes are classified as long-term debt in the Consolidated Statements of Financial Position (see Note 13). In 2007, 2006 and 2005, the Company incurred $5 million, $5 million and $2 million, respectively, of interest expense related to this surplus note, which is reflected as a component of operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income.

     As of December 31, 2006, the Company's Consolidated Statements of Financial Position included redeemable preferred stock - Series A ("redeemable preferred stock") issued to Northbook Holdings, LLC, a wholly owned subsidiary of AIC. The Company's Board of Directors declared and paid cash dividends on the redeemable preferred stock from time to time, but not more frequently than quarterly. The dividends were based on the three-month LIBOR rate. Dividends of $1 million and $2 million were incurred and paid during 2006 and 2005, respectively, and included as a component of operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income. At December 31, 2006, redeemable preferred stock totaling $6 million, was classified as mandatorily

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

redeemable and therefore was included as a component of long-term debt on the Consolidated Statements of Financial Position. During 2006, $26 million of mandatorily redeemable preferred stock was redeemed. In addition to the portion of the redeemable preferred stock that was classified as mandatorily redeemable, redeemable preferred stock totaling $5 million was included as a component of shareholder's equity on the Consolidated Statements of Financial Position as of December 31, 2006. All remaining redeemable preferred stock, including the portion classified as mandatorily redeemable and included as a component of long-term debt and the portion classified as shareholder's equity as of December 31, 2006, was redeemed in 2007.

     The Company has an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Company had no amounts outstanding under the intercompany loan agreement at December 31, 2007 and 2006. The Corporation uses commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

CAPITAL SUPPORT AGREEMENT

     The Company and AIC entered into a Capital Support Agreement effective December 14, 2007. Under the terms of this agreement, AIC agrees to provide capital to maintain the amount of statutory capital and surplus necessary to maintain a company action level risk-based capital ("RBC") ratio of at least 150%. AIC's obligation to provide capital to the Company is limited to an aggregate amount of $1 billion. In exchange for providing this capital, the Company will pay AIC an annual commitment fee of 1% of the amount of the Capital and Surplus Maximum that remains available on January 1 of such year. The Company or AIC have the right to terminate this agreement when: 1) the Company qualifies for a financial strength rating from Standard and Poor's, Moody's or A.M. Best, without giving weight to the existence of this agreement, that is the same or better than its rating with such support; or 2) our company action level RBC ratio is at least 300% or 3) AIC no longer directly or indirectly owns at least 50% of the voting stock of the Company. At December 31, 2007, no capital had been provided by AIC under this agreement.

6.   INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                        GROSS UNREALIZED
($ IN MILLIONS)                          AMORTIZED   ------------------------      FAIR
                                           COST         GAINS       LOSSES        VALUE
                                        -----------  -----------  -----------   -----------
AT DECEMBER 31, 2007
U.S. government and agencies           $     2,848  $       880  $         -   $     3,728
Municipal                                    4,235          115          (39)        4,311
Corporate                                   31,624          757         (646)       31,735
Foreign government                           1,814          374           (3)        2,185
Mortgage-backed securities                   3,499           37          (46)        3,490
Commercial mortgage-backed securities        7,698           76         (386)        7,388
Asset-backed securities                      6,273           20         (690)        5,603
Redeemable preferred stock                      29            1           (1)           29
                                        -----------  -----------  -----------   -----------
     Total fixed income securities     $    58,020  $     2,260  $    (1,811)  $    58,469
                                        ===========  ===========  ===========   ===========

AT DECEMBER 31, 2006
U.S. government and agencies           $     2,763  $       736  $        (3)  $     3,496
Municipal                                    4,732          101          (43)        4,790
Corporate                                   32,841          811         (325)       33,327
Foreign government                           1,709          317           (3)        2,023
Mortgage-backed securities                   4,543           31          (56)        4,518
Commercial mortgage-backed securities        7,597           64          (61)        7,600
Asset-backed securities                      5,663           34          (16)        5,681
Redeemable preferred stock                      21            1            -            22
                                        -----------  -----------  -----------   -----------
     Total fixed income securities     $    59,869  $     2,095  $      (507)  $    61,457
                                        ===========  ===========  ===========   ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2007:

                                                 AMORTIZED      FAIR
       ($ IN MILLIONS)                             COST         VALUE
                                                -----------  -----------
       Due in one year or less                 $     1,645  $     1,647
       Due after one year through five years        11,211       11,389
       Due after five years through ten years       13,164       13,603
       Due after ten years                          22,228       22,737
                                                -----------  -----------
                                                    48,248       49,376
       Mortgage- and asset-backed securities         9,772        9,093
                                                -----------  -----------
            Total                              $    58,020  $    58,469
                                                ===========  ===========

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

         ($ IN MILLIONS)                             2007         2006         2005
                                                  -----------  -----------  -----------
         Fixed income securities                 $     3,589  $     3,505  $     3,318
         Mortgage loans                                  552          508          469
         Equity securities                                 4            2           --
         Limited partnership interests                    87           42           37
         Other                                           243          257           78
                                                  -----------  -----------  -----------
              Investment income, before expense        4,475        4,314        3,902
              Investment expense                         270          257          195
                                                  -----------  -----------  -----------
                  Net investment income          $     4,205  $     4,057  $     3,707
                                                  ===========  ===========  ===========

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

         ($ IN MILLIONS)                                           2007          2006          2005
                                                                -----------   -----------   -----------
         Fixed income securities                               $      (172)  $      (157)  $        29
         Equity securities                                               6             2             7
         Limited partnership interests                                  34             2            --
         Derivatives                                                   (57)           31           (45)
         Other investments                                              (8)           43            28
                                                                -----------   -----------   -----------
              Realized capital gains and losses, pre-tax              (197)          (79)           19
              Income tax benefit (expense)                              69            28            (7)
                                                                -----------   -----------   -----------
                 Realized capital gains and losses, after-tax  $      (128)  $       (51)  $        12
                                                                ===========   ===========   ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

         ($ IN MILLIONS)                                           2007          2006          2005
                                                                -----------   -----------   -----------
         Write-downs                                           $      (118)  $       (21)  $       (24)
         Dispositions (1)                                              (22)          (89)           88
         Valuation of derivative instruments                           (63)          (17)         (105)
         Settlement of derivative instruments                            6            48            60
                                                                -----------   -----------   -----------
              Realized capital gains and losses, pre-tax              (197)          (79)           19
              Income tax benefit (expense)                              69            28            (7)
                                                                -----------   -----------   -----------
                 Realized capital gains and losses, after-tax  $      (128)  $       (51)  $        12
                                                                ===========   ===========   ===========

----------
     (1) Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. The Company recognized losses of $92 million, $60 million and $67 million in 2007, 2006 and 2005, respectively, due to changes in intent to hold impaired securities.

     Gross gains of $131 million, $102 million and $197 million and gross losses of $186 million, $231 million and $131 million were realized on sales of fixed income securities during 2007, 2006 and 2005, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

                                                                                GROSS UNREALIZED
($ IN MILLIONS)                                                  FAIR       -----------------------     UNREALIZED NET
AT DECEMBER 31, 2007                                            VALUE          GAINS       LOSSES       GAINS (LOSSES)
                                                              -----------   -----------  -----------   ----------------
Fixed income securities                                      $    58,469   $     2,260  $    (1,811)  $           449
Equity securities                                                    102             5           (5)               --
Derivative instruments (1)                                           (32)           --          (32)              (32)
                                                                                                       ---------------
     Total                                                                                                        417

Amount recognized for: (2)
     Premium deficiency reserve                                                                                (1,059)
     Deferred policy acquisition and sales inducement costs                                                       513
                                                                                                       ---------------
        Total                                                                                                    (546)
   Deferred income taxes                                                                                           45
                                                                                                       ---------------
Unrealized net capital gains and losses                                                               $           (84)
                                                                                                       ===============

(1) Included in the fair value of derivatives are $(9) million classified as assets and $23 million classified as liabilities.
(2) See Note 2, for Deferred policy acquisition and sales inducement costs and Reserve for life-contingent contract benefits.

                                                                                GROSS UNREALIZED
($ IN MILLIONS)                                                 FAIR        -----------------------     UNREALIZED NET
AT DECEMBER 31, 2006                                            VALUE          GAINS       LOSSES       GAINS (LOSSES)
                                                              -----------   -----------  -----------   -----------------
Fixed income securities                                      $    61,457   $     2,095  $      (507)  $          1,588
Equity securities                                                     72            11           --                 11
Derivative instruments (1)                                           (16)            2          (18)               (16)
                                                                                                       ----------------
     Total                                                                                                       1,583

Amount recognized for: (2)
     Premium deficiency reserve                                                                                 (1,129)
     Deferred policy acquisition and sales inducement costs                                                         46
                                                                                                       ----------------
        Total                                                                                                   (1,083)
   Deferred income taxes                                                                                          (175)
                                                                                                       ----------------
Unrealized net capital gains and losses                                                               $            325
                                                                                                       ----------------

(1) Included in the fair value of derivatives are $(7) million classified as assets and $9 million classified as liabilities.
(2) See Note 2, for Deferred policy acquisition and sales inducement costs and Reserve for life-contingent contract benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ IN MILLIONS)                                                 2007          2006          2005
                                                             -----------   -----------   -----------
Fixed income securities                                     $    (1,139)  $      (672)  $    (1,067)
Equity securities                                                   (11)            6            (4)
Derivative instruments                                              (16)          (10)           17
                                                             -----------   -----------   -----------
    Total                                                        (1,166)         (676)       (1,054)

Amounts recognized for:
    Premium deficiency reserve                                       70           214          (254)
    Deferred policy acquisition and sales inducement costs          467            58           653
                                                             -----------   -----------   -----------
       Total                                                        537           272           399
Deferred income taxes                                               220           141           230
                                                             -----------   -----------   -----------
Decrease in unrealized net capital gains and losses         $      (409)  $      (263)  $      (425)
                                                             ===========   ===========   ===========

PORTFOLIO MONITORING

     Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest;
3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ IN MILLIONS)                                       LESS THAN 12 MONTHS                  12 MONTHS OR MORE
                                               ----------------------------------  ----------------------------------      TOTAL
                                                 NUMBER        FAIR     UNREALIZED    NUMBER       FAIR     UNREALIZED   UNREALIZED
AT DECEMBER 31, 2007                           OF ISSUES      VALUE       LOSSES    OF ISSUES     VALUE       LOSSES       LOSSES
                                               ----------   ----------  ----------  ----------  ----------  ----------   ----------
Fixed income securities
   U.S. government and agencies                        --  $        -- $        --           1 $         3 $        --  $        --
   Municipal                                          132          826         (30)         24         134          (9)         (39)
   Corporate                                          812        9,437        (474)        322       3,744        (172)        (646)
   Foreign government                                  19          167          (3)          1           1          --           (3)
   Mortgage-backed securities                         122        1,145         (31)        433         686         (15)         (46)
   Commercial mortgage-backed securities              306        3,074        (345)        133       1,137         (41)        (386)
   Asset-backed securities                            438        4,307        (648)         60         510         (42)        (690)
   Redeemable preferred stock                           1           13          (1)         --          --          --           (1)
                                               -----------  ----------- ----------- ----------- ----------- -----------  -----------
       Total fixed income securities                1,830       18,969      (1,532)        974       6,215        (279)      (1,811)

Equity securities                                       9           64          (5)         --          --          --           (5)
                                               -----------  ----------- ----------- ----------- ----------- -----------  -----------
       Total fixed income & equity securities       1,839  $    19,033 $    (1,537)        974 $     6,215 $      (279) $    (1,816)
                                               ===========  =========== =========== =========== =========== ===========  ===========

Investment grade fixed income securities            1,629  $    17,675 $    (1,396)        930 $     5,885 $      (247) $    (1,643)
Below investment grade fixed income securities        201        1,294        (136)         44         330         (32)        (168)
                                               -----------  ----------- ----------- ----------- ----------- -----------  -----------
       Total fixed income securities                1,830  $    18,969 $    (1,532)        974 $     6,215 $      (279) $    (1,811)
                                               ===========  =========== =========== =========== =========== ===========  ===========

AT DECEMBER 31, 2006
Fixed income securities
   U.S. government and agencies                        11  $       177 $        (1)         12 $        87 $        (2) $        (3)
   Municipal                                          184        1,018         (20)        143         558         (23)         (43)
   Corporate                                          477        6,114         (80)        607       7,665        (245)        (325)
   Foreign government                                   7           40          (1)          8         113          (2)          (3)
   Mortgage-backed securities                         232          753          (6)        722       1,933         (50)         (56)
   Commercial mortgage-backed securities              131        1,624         (10)        224       2,272         (51)         (61)
   Asset-backed securities                            100          881          (5)         59         523         (11)         (16)
   Redeemable preferred stock                           1            7          --          --          --          --           --
                                               -----------  ----------- ----------- ----------- ----------- -----------  -----------
       Total fixed income securities                1,143       10,614        (123)      1,775      13,151        (384)        (507)

Equity securities                                      --           --          --          --          --          --           --
                                               -----------  ----------- ----------- ----------- ----------- -----------  -----------
       Total fixed income & equity securities       1,143  $    10,614 $      (123)      1,775 $    13,151 $      (384) $      (507)
                                               ===========  =========== =========== =========== =========== ===========  ===========

Investment grade fixed income securities            1,081  $    10,169 $      (113)      1,723 $    12,804 $      (368) $      (481)
Below investment grade fixed income securities         62          445         (10)         52         347         (16)         (26)
                                               -----------  ----------- ----------- ----------- ----------- -----------  -----------
       Total fixed income securities                1,143  $    10,614 $      (123)      1,775 $    13,151 $      (384) $      (507)
                                               ===========  =========== =========== =========== =========== ===========  ===========

     As of December 31, 2007, $1.24 billion of unrealized losses are related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $1.24 billion, $1.13 billion are related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion; or aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

     As of December 31, 2007, the remaining $576 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost. Of the $576 million, $62 million are related to below investment grade fixed income securities. Of these amounts, none of the equity securities or below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of December 31, 2007. The Company expects eventual recovery of these securities. Every security was included in our portfolio monitoring process.

     The securities comprising the $576 million of unrealized losses were evaluated based on factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent's bankruptcy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Unrealized losses on mortgage-backed, asset-backed and commercial mortgage-backed holdings were evaluated based on credit ratings, as well as the performance of the underlying collateral relative to the securities' positions in the securities' respective capital structure. The unrealized losses on municipal bonds and asset-backed securities that had credit enhancements from bond insurers were evaluated on the quality of the underlying security. These investments were determined to have adequate resources to fulfill contractual obligations.

     As of December 31, 2007, the Company had the intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover.

LIMITED PARTNERSHIP IMPAIRMENT

     As of December 31, 2007 and 2006, equity-method limited partnership investments totaled $485 million and $99 million, respectively. The Company recognizes a loss in value for equity-method investments when evidence demonstrates that it is other-than-temporarily impaired. Evidence of a loss in value that is other-than-temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. In 2007, the Company had write-downs of $9 million related to equity-method limited partnership interests. No write-downs were recognized in 2006.

     As of December 31, 2007 and 2006, the carrying value for cost method limited partnership investments was $509 million and $362 million, respectively, which primarily included limited partnership interests in fund investments. The fair value for cost method investments is not readily determinable because the investments are private in nature and do not trade frequently. Therefore, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other recent adverse events since the last financial statement received that might affect the fair value of the investee's capital. Additionally, the Company uses a screening process to identify those investments whose net asset value is below established thresholds for certain periods of time, and investments that are performing below expectations for consideration for inclusion on its watch-list. In 2007, 2006 and 2005, the Company had write-downs of $0.3 million, $0.1 and $0.1 million related to cost method investments that were other-than-temporarily impaired.

MORTGAGE LOAN IMPAIRMENT

     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     The net carrying value of impaired loans at December 31, 2007 and 2006 was $2 million and $5 million, respectively. No valuation allowances were held at December 31, 2007 or 2006 because the fair value of the collateral was greater than the recorded investment in the loans, and no valuation allowances were charged to operations during the years 2007, 2006 or 2005.

     Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise cash basis is used. The Company recognized interest income on impaired loans of $0.2 million, $0.4 million and $0.2 million during 2007, 2006 and 2005, respectively. The average balance of impaired loans was $3 million, $5 million and $6 million during 2007, 2006 and 2005, respectively.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS

     The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represents more than 5% of the portfolio at December 31, 2007 or 2006.

        (% OF MUNICIPAL BOND PORTFOLIO CARRYING VALUE)         2007         2006
                                                            ----------   ----------
        California                                               19.7%        20.4%
        New York                                                  9.5         10.6
        Texas                                                     9.0          5.4
        Delaware                                                  8.1          2.2
        New Jersey                                                7.1          7.8
        Oregon                                                    5.2          4.6
        Pennsylvania                                              4.1          5.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5% of the portfolio at December 31, 2007 or 2006.

        (% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)       2007         2006
                                                               ----------   ----------
        California                                                  22.7%        19.3%
        Illinois                                                     8.7          9.7
        Texas                                                        7.3          7.6
        New York                                                     5.7          5.1
        Pennsylvania                                                 5.5          5.7
        New Jersey                                                   5.5          4.4

     The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

        (% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)       2007         2006
                                                               ----------   ----------
        Office buildings                                            35.3%        34.7%
        Retail                                                      23.1         25.7
        Warehouse                                                   21.3         21.6
        Apartment complex                                           15.8         15.5
        Other                                                        4.5          2.5
                                                               ----------   ----------
             Total                                                 100.0%       100.0%
                                                               ==========   ==========

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2007 for loans that were not in foreclosure are as follows:

                                         NUMBER OF      CARRYING
($ IN MILLIONS)                            LOANS         VALUE        PERCENT
                                        -----------    ----------   ----------
2008                                            52           423          4.3
2009                                           101         1,046         10.6
2010                                            94         1,134         11.5
2011                                           101         1,282         12.9
2012                                            91         1,082         10.9
Thereafter                                     488         4,934         49.8
                                         -----------   -----------  -----------
  Total                                        927   $     9,901        100.0%
                                         ===========   ===========  ===========

     In 2007, $301 million of commercial mortgage loans were contractually due. Of these, 85% were paid as due, 14% were refinanced at prevailing market terms and 1% were extended for less than one year. None were foreclosed or are in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

CONCENTRATION OF CREDIT RISK

     At December 31, 2007, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company's shareholder's equity.

SECURITIES LOANED AND SECURITY REPURCHASE AND RESALE

     The Company's business activities include securities lending programs with third parties, mostly large brokerage firms. At December 31, 2007 and 2006, fixed income and equity securities with a carrying value of $1.70 billion and $1.74 billion, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $11 million, $5 million and $5 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

     As part of its business activities, the Company sells securities under agreements to repurchase and purchases securities under agreements to resell. At December 31, 2007, the Company had no securities that were subject to repurchase or resale agreements. At December 31, 2006, the Company had $143 million of securities that were subject to repurchase agreements and had no securities that were subject to resale agreements. As part of these programs, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company receives cash or securities that it invests or holds in short-term or fixed income securities. For repurchase agreements, an offsetting liability is recorded in other liabilities and accrued expenses to account for the Company's obligation to return these funds. Interest income recorded as a result of the repurchase program was $(11) million, $1 million and $9 million in 2007, 2006 and 2005, respectively.

OTHER INVESTMENT INFORMATION

     Included in fixed income securities are below investment grade assets totaling $2.66 billion and $2.36 billion at December 31, 2007 and 2006, respectively.

     At December 31, 2007, fixed income securities with a carrying value of $60 million were on deposit with regulatory authorities as required by law.

     At December 31, 2007, the carrying value of fixed income securities that were non-income producing was $9 million. No other investments were non-income producing at December 31, 2007.

7.   FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including DAC and DSI and certain reinsurance recoverables) and liabilities (including reserve for life-contingent contract benefits, contractholder funds pertaining to interest-sensitive life contracts and deferred income taxes) are not included in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Other assets and liabilities considered financial instruments such as accrued investment income and cash are generally of a short-term nature, and as such their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS

        ($ IN MILLIONS)                    DECEMBER 31, 2007          DECEMBER 31, 2006
                                       ------------------------    -------------------------
                                         CARRYING       FAIR          CARRYING      FAIR
                                          VALUE         VALUE          VALUE        VALUE
                                       -----------   -----------   -----------   -----------
        Fixed income securities       $    58,469   $    58,469   $    61,457   $    61,457
        Mortgage loans                      9,901         9,804         8,690         8,761
        Equity securities                     102           102            72            72
        Limited partnership interests         994           994           461           461
        Short-term investments                386           386           805           805
        Reinsurance recoverables on
          investment contracts              1,429         1,406         1,659         1,620
        Policy loans                          770           770           752           752
        Other investments                   1,792         1,792         1,923         1,923
        Separate accounts                  14,929        14,929        16,174        16,174

     The fair values of fixed income securities and equity securities are based upon observable market quotations, observable market data or are derived from such quotations and observable market data. The fair value of privately placed fixed income securities is generally based on widely accepted pricing valuation models, which are developed internally. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of one year or less whose carrying values are deemed to approximate fair value. The fair value of reinsurance recoverables on investment contracts is based on the fair value of the underlying fixed and immediate annuity contract account liabilities, adjusted for credit risk. The carrying value of policy loans and other investments is deemed to approximate fair value. Separate accounts assets are carried in the Consolidated Statements of Financial Position at fair value based on observable market prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL LIABILITIES

        ($ IN MILLIONS)                       DECEMBER 31, 2007        DECEMBER 31, 2006
                                            ----------------------  ----------------------
                                             CARRYING      FAIR       CARRYING     FAIR
                                               VALUE       VALUE        VALUE      VALUE
                                            -----------  ----------  ----------  ----------
        Contractholder funds on investment
          contracts                        $    51,533 $    50,184 $    52,143 $    50,499
        Note payable to parent                      --          --         500         500
        Long-term debt                             200         200         206         206
        Liability for collateral and
          repurchase agreements                  1,817       1,817       2,294       2,294
        Separate accounts                       14,929      14,929      16,174      16,174

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies and funding agreements are valued at the present value of future benefits using current interest rates. The fair value of variable rate funding agreements approximates carrying value. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at fair value in the consolidated financial statements.

     The carrying value of the note payable to parent is deemed to approximate fair value due to the short-term nature of the note. The carrying value of long-term debt is deemed to approximate fair value. The liability for collateral and repurchase agreements is valued at carrying value due to its short-term nature. Separate accounts liabilities are carried at the account values, which are equal to the carrying value of the corresponding assets.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company primarily uses derivatives for risk reduction and asset replication. In addition, the Company has derivatives embedded in financial instruments, which are required to be separated and accounted for as derivative instruments. With the exception of derivatives used for asset replication and embedded derivatives which are required to be separated, all of the Company's derivatives are evaluated for their ongoing effectiveness as either accounting or non-hedge derivative financial instruments on at least a quarterly basis (see
Note 2). The Company does not use derivatives for trading purposes. Non-hedge accounting is used for "portfolio" level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133 to permit the application of SFAS No. 133's hedge accounting model. The principal benefit of a "portfolio" level strategy is in its cost savings through its ability to use fewer derivatives with larger notional amounts.

     Asset-liability management is a risk management strategy that is principally employed to align the respective interest-rate sensitivities of its assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps and floors are acquired to change the interest rate characteristics of existing assets and liabilities to ensure a properly matched relationship is maintained and to reduce exposure to rising or falling interest rates. The Company uses financial futures to hedge anticipated asset purchases and liability issuances and financial futures and options for hedging the Company's equity exposure contained in equity indexed and variable annuity product contracts that offer equity returns to contractholders. In addition, the Company also uses interest rate swaps to hedge interest rate risk inherent in funding agreements and foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options, which provide a coupon payout based upon one or more indices.

In the tables that follow:

     The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these agreements.

     Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. The fair value of exchange traded derivative contracts is based on observable market quotations in active markets, whereas the fair value of non-exchange traded derivative contracts is determined using widely accepted valuation models and other appropriate valuation methods. For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts. As of December 31, 2007, the Company pledged $19 million of securities in the form of margin deposits.

     Carrying value amounts include the fair value of the derivatives, including the embedded derivatives, and exclude the accrued periodic settlements which are short term in nature and are reported in accrued investment income or other invested assets. The carrying value amounts for freestanding derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements.

     The net impact to pre-tax income includes valuation and settlements of derivatives which are reported in net income as described in Note 2. For those derivatives which qualify for fair value hedge accounting, it also includes the changes in the fair value of the hedged risk, and therefore reflects any hedging ineffectiveness. For cash flow hedges, gains and losses amortized from accumulated other comprehensive income are included. For embedded derivatives in convertibles and equity-indexed notes subject to bifurcation, accretion income related to the host instrument has also been included.

     The following table categorizes the accounting hedge (fair value and cash flow) and non-hedge strategies employed by the Company. The notional amount, the fair value of the hedge and the impact on pre-tax income have been provided to illustrate the relative volume, the Company's exposure and the level of mark-to-market activity, respectively, for the derivative programs as of December 31.


($ IN MILLIONS)                   2007                                      2006
                  ----------------------------------------  ---------------------------------------
                                      FAIR VALUE                                FAIR VALUE             IMPACT TO PRE-TAX INCOME
                            ------------------------------            -----------------------------  -------------------------------
                              FAIR       CASH                           FAIR      CASH
                  NOTIONAL   VALUE       FLOW        NON-   NOTIONAL   VALUE      FLOW       NON-
                   AMOUNT    HEDGE      HEDGE       HEDGE    AMOUNT    HEDGE      HEDGE      HEDGE     2007       2006        2005
                  --------  --------   --------   --------  --------  --------  --------   --------  --------   --------   ---------
RISK REDUCTION
Interest Rate
  Exposure       $  27,821 $    (288) $      --  $     (10) $ 25,819 $      24 $      --  $      43 $     (41)  $    (45) $    (161)
Macro hedging          541        --         --          2     3,425        --        --          1       (29)        16         (9)
Hedging of
  equity
  exposure in
  annuity
  contracts          6,226        --         --        106     4,722        --        --        125        15        103         20
Hedging
  interest rate
  and foreign
  currency risk
  inherent in
  funding
  agreements         1,955       402         --         --     1,948       366        --         --       (17)        13         77
  Other                500         2        (32)        (6)      470         3       (17)        (4)       (8)       (75)       (10)

ASSET REPLICATION      631        --         --        (23)      395        --        --          2       (19)         4          2

EMBEDDED
DERIVATIVES
Conversion
  options in
  fixed income
  securities           559        --         --        191       488        --        --        187        55         51         27
Equity indexed
  notes                800        --         --        422       625        --        --        305        60         49         19
  Annuity
  contracts          6,846        --         --       (119)    6,122        --        --       (171)      (26)       (91)        (9)
                  --------  --------   --------   --------   -------  --------  --------   --------  --------   --------   --------
TOTAL            $  45,879 $     116  $     (32) $     563  $ 44,014 $     393 $     (17) $     488 $     (10)  $     25  $     (44)
                  ========  ========   ========   ========   =======  ========  ========   ========  ========   ========   ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Derivative instruments are recorded at fair value and presented in the Consolidated Statements of Financial Position as of December 31, as follows:

($ IN MILLIONS)                                                     CARRYING VALUE
                                              -----------------------------------------------------------
                                                         ASSETS                      (LIABILITIES)
                                              ----------------------------    ---------------------------
                                                  2007           2006             2007            2006
                                              -------------  -------------    ------------    -----------
Fixed income securities                      $         612  $         492    $         --    $       --
Other investments                                      444            666              --            --
Other assets                                             2              3              --            --
Contractholder funds                                    --             --            (119)          (171)
Other liabilities and accrued expenses                  --             --            (292)          (126)
                                              -------------  -------------    ------------    -----------
     Total                                   $       1,058  $       1,161    $       (411)   $      (297)
                                              =============  =============    ============    ===========

     For cash flow hedges, unrealized net pre-tax losses included in accumulated other comprehensive income were $(32) million and $(16) million at December 31, 2007 and 2006, respectively. The net pre-tax changes in accumulated other comprehensive income due to cash flow hedges were $(16) million, $(10) million and $17 million in 2007, 2006 and 2005, respectively. Amortization to net income of accumulated other comprehensive income related to cash flow hedges is expected to be $(2) million in 2008.

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2007.

($ IN MILLIONS)                                                                            CARRYING VALUE
                                                                                     --------------------------
                                                           NOTIONAL       FAIR
                                                            AMOUNT        VALUE         ASSETS    (LIABILITIES)
                                                          -----------  -----------   -----------  -------------
INTEREST RATE CONTRACTS
Interest rate swap agreements                            $    14,886  $      (297)  $      (117)  $      (180)
Financial futures contracts                                      710            2             2            --
Interest rate cap and floor agreements                        13,760            5             5            --
                                                          -----------  -----------   -----------   -----------
Total interest rate contracts                                 29,356         (290)         (110)         (180)

EQUITY AND INDEX CONTRACTS
Options, financial futures, and warrants                       6,057          106           176           (70)

FOREIGN CURRENCY CONTRACTS
Foreign currency swap agreements                               1,493          361           388           (27)

CREDIT DEFAULT SWAPS USED FOR ASSET REPLICATION                  631          (23)          (10)          (13)

EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS
Guaranteed accumulation benefit                                1,592           --            --            --
Guaranteed withdrawal benefit                                  1,216           --            --            --
Conversion options in fixed income securities                    559          190           190            --
Equity-indexed call options in fixed income securities           800          422           422            --
Equity-indexed and forward starting options in life and
   annuity product contracts                                   3,934         (123)           --          (123)
Other embedded derivative financial instruments                  154            2            --             2
                                                          -----------  -----------   -----------   -----------
Total embedded derivative financial instruments                8,255          491           612          (121)

OTHER DERIVATIVE FINANCIAL INSTRUMENTS                            87            2             2            --
                                                          -----------  -----------   -----------   -----------

TOTAL DERIVATIVE FINANCIAL INSTRUMENTS                   $    45,879  $       647   $     1,058   $      (411)
                                                          ===========  ===========   ===========   ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2006:

($ IN MILLIONS)                                                                            CARRYING VALUE
                                                                                     -------------------------
                                                           NOTIONAL      FAIR
                                                            AMOUNT       VALUE         ASSETS     (LIABILITIES)
                                                          -----------  -----------   -----------  ------------
INTEREST RATE CONTRACTS
Interest rate swap agreements                            $    14,529  $        24   $        30   $        (6)
Financial futures contracts                                    3,626            1             1            --
Interest rate cap and floor agreements                        12,065           27            26             1
                                                          -----------  -----------   -----------   -----------
Total interest rate contracts                                 30,220           52            57            (5)

EQUITY AND INDEX CONTRACTS
Options, financial futures, and warrants                       4,521          125           233          (108)

FOREIGN CURRENCY CONTRACTS
Foreign currency swap agreements                               1,551          362           375           (13)

CREDIT DEFAULT SWAPS USED FOR ASSET REPLICATION                  395            2             1             1

EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS
Guaranteed accumulation benefit                                1,608            7            --             7
Guaranteed withdrawal benefit                                  1,067            1            --             1
Conversion options in fixed income securities                    488          187           187            --
Equity-indexed call options in fixed income securities           625          305           305            --
Equity-indexed and forward starting options in life and
  annuity product contracts                                    3,343         (189)           --          (189)
Other embedded derivative financial instruments                  104           10            --            10
                                                          -----------  -----------   -----------   -----------
Total embedded derivative financial instruments                7,235          321           492          (171)

OTHER DERIVATIVE FINANCIAL INSTRUMENTS                            92            2             3            (1)
                                                          -----------  -----------   -----------   -----------

TOTAL DERIVATIVE FINANCIAL INSTRUMENTS                   $    44,014  $       864   $     1,161   $      (297)
                                                          ===========  ===========   ===========   ===========

     The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company uses master netting agreements for over-the-counter derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap and certain option agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2007, counterparties pledged cash of $72 million and securities of $226 million to the Company and the Company pledged $1 million of cash and $107 million in securities to counterparties. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any associated potential credit risk.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the counterparty credit exposure by counterparty credit rating at December 31, as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap and certain option agreements.

($ IN MILLIONS)                         2007                                                   2006
                ----------------------------------------------------  -------------------------------------------------------
                NUMBER OF                               EXPOSURE,      NUMBER OF                                 EXPOSURE,
                 COUNTER-    NOTIONAL     CREDIT          NET OF        COUNTER-     NOTIONAL      CREDIT         NET OF
 RATING (1)      PARTIES      AMOUNT    EXPOSURE (2)  COLLATERAL (2)    PARTIES       AMOUNT    EXPOSURE (2)   COLLATERAL (2)
------------    ----------  ----------  ------------- --------------  ------------   ---------  ------------  ---------------
    AAA                 1  $      228  $         --  $           --             1   $     457  $         10  $           10
    AA+                 1       2,016             3               3            --          --            --              --
    AA                  7      11,652            65               8             5       8,124           137              32
    AA-                 4       5,532            11               1             6       7,484           201              21
    A+                  3      11,398           187              --             3      12,494            86              20
                ----------  ----------  ------------- --------------  ------------   ---------  ------------  --------------
   Total               16  $   30,826  $        266  $           12            15   $  28,559  $        434  $           83
                ==========  ==========  ============= ==============  ============   =========  ============  ==============

----------
(1)  Rating is the lower of S&P's or Moody's ratings.
(2) Only over-the-counter derivatives with a net positive fair value are included for each counterparty.

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

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND UNCONSOLIDATED INVESTMENT VIES

     The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

     ($ IN MILLIONS)                                    2007                         2006
                                            ---------------------------   ---------------------------
                                            CONTRACTUAL       FAIR        CONTRACTUAL        FAIR
                                               AMOUNT         VALUE          AMOUNT          VALUE
                                            ------------   ------------   ------------   ------------
     Commitments to invest in limited
       partnership interests               $      1,210   $         --   $        707   $         --
     Private placement commitments                   30             --            112             --
     Commitments to extend mortgage loans           326              3            527              5
     Liens on investment                             16             --             13             --

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

     In 2006, the Company participated in the establishment of an investment management VIE that holds assets under the management of Allstate Investment Management Company, an unconsolidated affiliate of the Company, on behalf of unrelated third party investors. The VIE had assets consisting primarily of investment securities and cash totaling $401 million and liabilities, primarily long-term debt, of $378 million at December 31, 2007. The Company does not consolidate the VIE because it is not the primary beneficiary. The Company's maximum loss exposure related to its investment in the VIE is the current carrying value of its investment, which was $13 million at December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   RESERVES FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

          ($ IN MILLIONS)                                                 2007        2006
                                                                       ----------  ----------
          Immediate fixed annuities:
             Structured settlement annuities                          $    7,094  $    6,950
             Other immediate fixed annuities                               2,253       2,317
          Traditional life insurance                                       2,397       2,234
          Other                                                              854         703
                                                                       ----------  ----------
              Total reserve for life-contingent contract benefits     $   12,598  $   12,204
                                                                       ==========  ==========

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

                                                                        INTEREST                   ESTIMATION
         PRODUCT                         MORTALITY                        RATE                       METHOD
Structured settlement           U.S. population with projected   Interest rate assumptions  Present value of
 annuities                      calendar year improvements;      range from 4.1% to 11.7%   contractually specified
                                mortality rates adjusted for                                future benefits
                                each impaired life based on
                                reduction in life expectancy
                                and nature of impairment

Other immediate fixed           1983 group annuity mortality     Interest rate assumptions  Present value of expected
 annuities                      table                            range from 1.9% to 11.5%   future benefits based on
                                                                                            historical experience
                                1983 individual annuity
                                mortality table

                                1983-a annuity mortality table

                                Annuity 2000 mortality table

Traditional life insurance      Actual company experience plus   Interest rate assumptions  Net level premium reserve
                                loading                          range from 4.0% to 11.3%   method using the
                                                                                            Company's withdrawal
                                                                                            experience rates

Other:

  Variable annuity guaranteed   90% of 1994 group annuity        Interest rate assumptions  Projected benefit ratio
    minimum death benefits (1)  mortality table with internal    range from 6.5% to 7.0%    applied to cumulative
                                modifications                                               assessments

  Accident & health             Actual company experience plus                              Unearned premium;
                                loading                                                     additional contract
                                                                                            reserves for traditional
                                                                                            life insurance

(1) In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential (see Note 3).

     To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $1.06 billion and $1.13 billion is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2007 and 2006, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, contractholder funds consist of the following:

          ($ IN MILLIONS)                                       2007            2006
                                                            -------------   -------------
          Interest-sensitive life insurance                $       8,896   $       8,397
          Investment contracts:
            Fixed annuities                                       38,100          39,277
            Funding agreements backing medium-term notes          13,375          12,787
            Other investment contracts                                93             104
                                                            -------------   -------------
              Total contractholder funds                   $      60,464   $      60,565
                                                            =============   =============

     The following table highlights the key contract provisions relating to contractholder funds:

       PRODUCT                           INTEREST RATE             WITHDRAWAL/SURRENDER CHARGES
Interest-sensitive life          Interest rates credited range    Either a percentage of account
 insurance                       from 2.0% to 6.0%                balance or dollar amount
                                                                  grading off generally over 20
                                                                  years

Fixed annuities                  Interest rates credited range    Either a declining or a level
                                 from 1.3% to 11.5% for           percentage charge generally
                                 immediate annuities and 0% to    over nine years or less.
                                 16.0% for other fixed            Additionally, approximately
                                 annuities (which include         27.1% of fixed annuities are
                                 equity-indexed annuities whose   subject to market value
                                 returns are indexed to the S&P   adjustment for discretionary
                                 500)                             withdrawals.

Funding agreements backing       Interest rates credited range    Not applicable
 medium-term notes               from 2.2% to 7.6% (excluding
                                 currency-swapped medium-term
                                 notes)

Other investment contracts:

   Variable guaranteed minimum   Interest rates used in           Withdrawal and surrender
     income benefit (1) and      establishing reserves range      charges are based on the terms
     secondary guarantees on     from 1.8% to 10.3%               of the related
     interest-sensitive life                                      interest-sensitive life or
     and fixed annuities                                          fixed annuity contract.

   Guaranteed investment         Interest rates credited range    Generally not subject to
     contracts                   from 3.7% to 7.7%                discretionary withdrawal


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

     Contractholder funds activity for the years ended December 31 is as follows:

          ($ IN MILLIONS)                                                 2007        2006
                                                                       ----------  ----------
          Balance, beginning of year                                  $   60,565  $   58,190
            Deposits                                                       7,960       9,541
            Interest credited                                              2,635       2,600
            Benefits                                                      (1,656)     (1,500)
            Surrenders and partial withdrawals                            (4,928)     (4,627)
            Maturities of institutional products                          (3,165)     (2,726)
            Contract charges                                                (751)       (697)
            Net transfers to separate accounts                                13        (145)
            Fair value hedge adjustments for institutional products           34          38
            Other adjustments                                               (243)       (109)
                                                                       ----------  ----------
          Balance, end of year                                        $   60,464  $   60,565
                                                                       ==========  ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company offers various guarantees to variable annuity contractholders. Liabilities for variable contract guarantees related to death benefits are included in reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the Consolidated Statements of Financial Position. All liabilities for variable contract guarantees are reported on a gross basis on the balance sheet with a corresponding reinsurance recoverable asset for those contracts subject to reinsurance, including the Prudential Reinsurance Agreements as disclosed in Note 3.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $13.32 billion and $14.64 billion of equity, fixed income and balanced mutual funds and $661 million and $674 million of money market mutual funds at December 31, 2007 and 2006, respectively.

     The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

     ($ IN MILLIONS)                                                                       DECEMBER 31,
                                                                                 --------------------------------
                                                                                       2007             2006
                                                                                 ----------------  ---------------
     IN THE EVENT OF DEATH
        Separate account value                                                  $         13,939  $        15,269
        Net amount at risk (1)                                                  $            956  $         1,068
        Average attained age of contractholders                                         66 years         65 years

     AT ANNUITIZATION (INCLUDES INCOME BENEFIT GUARANTEES)
        Separate account value                                                  $          3,394  $         3,830
        Net amount at risk (2)                                                  $            144  $            64
        Weighted average waiting period until annuitization options available            3 years          4 years

     FOR CUMULATIVE PERIODIC WITHDRAWALS
        Separate account value                                                  $          1,218  $         1,041
        Net amount at risk (3)                                                  $              4  $            --

     ACCUMULATION AT SPECIFIED DATES
        Separate account value                                                  $          1,587  $         1,595
        Net amount at risk (4)                                                  $             --  $            --
        Weighted average waiting period until guarantee date                            10 years         11 years

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

     The liability for death and income benefit guarantees is equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The establishment of reserves for these guarantees requires the projection of future separate account fund performance, mortality, persistency and customer benefit utilization rates. These assumptions are periodically reviewed and updated. For guarantees related to death benefits, benefits represent the current guaranteed minimum death benefit payments in excess of the current account balance. For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuitization benefits in excess of the current account balance.

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

     The following table summarizes the liabilities for guarantees:

                                        LIABILITY FOR
                                         GUARANTEES           LIABILITY FOR         LIABILITY FOR
                                      RELATED TO DEATH         GUARANTEES            GUARANTEES
                                        BENEFITS AND           RELATED TO            RELATED TO
                                     INTEREST-SENSITIVE          INCOME             ACCUMULATION
($ IN MILLIONS)                         LIFE PRODUCTS           BENEFITS              BENEFITS               TOTAL
                                     ------------------    ------------------    ------------------    ------------------
Balance at December 31, 2005 (1)    $               97    $               51    $               (2)   $              146
  Less reinsurance recoverables                     10                    --                    --                    10
                                     ------------------    ------------------    ------------------    ------------------
Net balance at December 31, 2005                    87                    51                    (2)                  136
Variable annuity business
  disposition related
  reinsurance recoverables                         (75)                  (23)                   12                   (86)
Incurred guaranteed benefits                        23                    (2)                  (10)                   11
Paid guarantee benefits                            (17)                   (2)                   --                   (19)
                                     ------------------    ------------------    ------------------    ------------------
  Net change                                       (69)                  (27)                    2                   (94)
Net balance at December 31, 2006                    18                    24                    --                    42
  Plus reinsurance recoverables                     96                    23                    (8)                  111
                                     ------------------    ------------------    ------------------    ------------------
Balance at December 31, 2006 (2)    $              114    $               47    $               (8)   $              153
                                     ==================    ==================    ==================    ==================
  Less reinsurance recoverables                     96                    23                    (8)                  111
                                     ------------------    ------------------    ------------------    ------------------
Net balance at December 31, 2006                    18                    24                    --                    42
Incurred guaranteed benefits                         7                    (5)                   --                     2
Paid guarantee benefits                             (1)                   --                    --                    (1)
                                     ------------------    ------------------    ------------------    ------------------
  Net change                                         6                    (5)                   --                     1
Net balance at December 31, 2007                    24                    19                    --                    43
  Plus reinsurance recoverables                    121                    26                    --                   147
                                     ------------------    ------------------    ------------------    ------------------
Balance at December 31, 2007 (3)    $              145    $               45    $               --    $              190
                                     ==================    ==================    ==================    ==================

----------
     (1) Included in the total liability balance at December 31, 2005 are reserves for variable annuity death benefits of $77 million, variable annuity income benefits of $20 million, variable annuity accumulation benefits of $(2) million and other guarantees of $51 million.
     (2) Included in the total liability balance at December 31, 2006 are reserves for variable annuity death benefits of $89 million, variable annuity income benefits of $20 million, variable annuity accumulation benefits of $(8) million and other guarantees of $51 million.
     (3) Included in the total liability balance at December 31, 2007 are reserves for variable annuity death benefits of $111 million, variable annuity income benefits of $23 million, variable annuity accumulation benefits of $0.4 million and other guarantees of $56 million.

9.   REINSURANCE

     The Company reinsures certain of its risks to other insurers primarily under yearly renewable term, coinsurance, and modified coinsurance agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. The Company cedes 100% of the morbidity risk on substantially all of its long-term care contracts. The Company cedes specified percentages of the mortality risk on certain life policies, depending upon the issue date and product, to a pool of fourteen unaffiliated reinsurers. Beginning in July 2007, for new life insurance contracts, the Company reinsured the mortality risk associated with coverage in excess of $3 million per life for contracts issued to individuals age 70 and over, and reinsured the mortality risk associated with coverage in excess of $5 million per life for most other contracts. Also beginning in July 2007, for certain large contracts that meet specific criteria, the Company's retention limit was increased to $10 million per life. In the period prior to July 2007, but subsequent to August 1998, the Company reinsured the mortality risk associated with coverage in excess of $2 million per life, except in 2006 in certain instances when specific criteria were met, it reinsured the mortality risk associated with coverage in excess of $5 million per life. For business sold prior to October 1998, the Company reinsured mortality risk in excess of specific amounts up to $1 million per life for individual life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In addition, the Company has used reinsurance to effect the acquisition or disposition of certain blocks of business. As of December 31, 2007 and 2006, the Company had reinsurance recoverables of $166 million and $153 million, respectively due from subsidiaries of Citigroup and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business. In 2006, the Company ceded virtually all of its variable annuity exposure to Prudential (Note 3). Reinsurance recoverables associated with this disposition as of December 31, 2007 and 2006 amounted to $1,261 million and $1,490 million, respectively.

     As of December 31, 2007, the gross life insurance in force was $502 billion of which $245 billion was ceded to the unaffiliated reinsurers.

     The effects of reinsurance on life and annuity premiums and contract charges for the years ended December 31 are as follows:

($ IN MILLIONS)                                           2007        2006        2005
                                                        --------    --------    --------
PREMIUMS AND CONTRACT CHARGES
Direct                                                 $  2,342    $  2,326    $  2,115
Assumed
  Affiliate                                                  16          16          17
  Non-affiliate                                              26          30          27
Ceded--non-affiliate                                       (940)       (787)       (606)
                                                        --------    --------    --------
    Premiums and contract charges, net of reinsurance  $  1,444    $  1,585    $  1,553
                                                        ========    ========    ========

     The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

($ IN MILLIONS)                                           2007        2006        2005
                                                        --------    --------    --------
CONTRACT BENEFITS
Direct                                                 $  1,973    $  1,886    $  1,824
Assumed
   Affiliate                                                 10          11          10
   Non-affiliate                                             27          23          21
Ceded--non-affiliate                                       (646)       (548)       (515)
                                                        --------    --------    --------
     Contract benefits, net of reinsurance             $  1,364    $  1,372    $  1,340
                                                        ========    ========    ========

     The effects of reinsurance on interest credited to contractholder funds for the years ended December 31 are as follows:

($ IN MILLIONS)                                           2007        2006        2005
                                                        --------    --------    --------
INTEREST CREDITED TO CONTRACTHOLDER FUNDS
Direct                                                 $  2,644    $  2,534    $  2,277
Assumed
  Affiliate                                                  13          24          32
  Non-affiliate                                              18          26          35
Ceded--non-affiliate                                        (47)        (41)         (4)
                                                        --------    --------    --------
    Interest credited to contractholder funds, net
      of reinsurance                                   $  2,628    $  2,534    $  2,340
                                                        ========    ========    ========

Reinsurance recoverables at December 31 are summarized in the following table.

($ IN MILLIONS)                                 REINSURANCE RECOVERABLE ON PAID
                                                      AND UNPAID CLAIMS
                                               ---------------------------------
                                                    2007              2006
                                               --------------     --------------
Annuities                                     $        1,423     $        1,654
Life insurance                                         1,365              1,217
Long-term care                                           526                427
Other                                                     96                 94
                                               --------------     --------------
Total                                         $        3,410              3,392
                                               ==============     ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At both December 31, 2007 and 2006, approximately 88% of the Company's reinsurance recoverables are due from companies rated A- or better by S&P.

10.  DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Deferred policy acquisition costs for the years ended December 31 are as follows:

($ IN MILLIONS)                           2007       2006       2005
                                        --------   --------   --------
BALANCE, BEGINNING OF YEAR             $  3,485   $  3,948   $  3,176
Impact of adoption of SOP 05-1 (1)          (11)        --         --
Disposition of operation (2)                 --       (726)        --
Acquisition costs deferred                  547        742        766
Amortization charged to income             (518)      (538)      (568)
Effect of unrealized gains and losses       402         59        574
                                        --------   --------   --------
BALANCE, END OF YEAR                   $  3,905   $  3,485   $  3,948
                                        ========   ========   ========

----------
(1) The adoption of SOP 05-1 resulted in a $11 million adjustment to unamortized DAC related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral. (see Note 2)

(2) In 2006, DAC was reduced related to the disposition through reinsurance agreements of substantially all of the Company's variable annuity business (see Note 3).

     Net amortization charged to income, due to the realization of capital losses and (gains), includes $17 million, $50 million and $(126) million in 2007, 2006 and 2005, respectively.

     As disclosed in Note 3, DAC and DSI balances were reduced during 2006 related to the disposal through reinsurance agreements of substantially all of the variable annuity business. During 2005, DAC and DSI amortization on this business was estimated using stochastic modeling and was significantly impacted by the anticipated return on the underlying funds. The Company's long-term expectation of separate accounts fund performance, net of fees, was approximately 7% in 2005. Whenever actual separate accounts fund performance based on the two most recent years varied from the expectation, the Company projected performance levels over the next five years such that the mean return over a seven-year period equaled the long-term expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC and DSI. In applying the reversion to the mean process, the Company did not allow the future mean rates of return including fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluated the results of utilization of this process to confirm that it was reasonably possible that variable annuity and life fund performance would revert to the expected long-term mean within this time horizon.

     DSI activity for the twelve months ended December 31 was as follows:

     ($ IN MILLIONS)                           2007       2006       2005
                                             --------   --------   --------
     BALANCE, BEGINNING OF YEAR             $    225   $    237   $    134
     Impact of adoption of SOP 05-1 (1)           (2)        --         --
     Disposition of operation (2)                 --        (70)        --
     Sales inducements deferred                   64        105         99
     Amortization charged to income              (57)       (48)       (74)
     Effects of unrealized gains and losses       65          1         78
                                             --------   --------   --------
     BALANCE, END OF YEAR                   $    295   $    225   $    237
                                             ========   ========   ========

----------
     (1) The adoption of SOP 05-1 resulted in a $2 million adjustment to unamortized DSI related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral.
     (2) In 2006, DSI was reduced related to the disposition through reinsurance agreements of substantially all of Allstate Financial's variable annuity business (see Note 3).

11.  COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

LEASES

     The Company was not involved in material operating lease obligations in 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GUARANTY FUNDS

     Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state.

     The New York Liquidation Bureau ("the Bureau") has publicly reported that Executive Life Insurance Company of New York ("Executive Life"), currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan, may only be able to meet future obligations of its annuity contacts for the next fifteen years due to an estimated $600 million shortfall in assets to fund those obligations. If Executive Life were to be declared insolvent in the future, the Company would likely have exposure to guaranty fund assessments or other costs.

     Based on currently available information, the outcome of this situation is uncertain at this time. The Bureau may eventually take actions to address this situation that may lead to guaranty fund assessments or other costs to the Company. Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future premium taxes. The Company's market share in New York was approximately 5.5% in 2006 based on industry annuity premium.

GUARANTEES

     The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $197 million at December 31, 2007. The obligations associated with these fixed income securities expire at various dates during the next seven years.

     In the normal course of business, the Company provides standard indemnifications to contractual counterparties in connection with numerous transactions, including acquisitions and divestitures. The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and are entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

     The aggregate liability balance related to all guarantees was not material as of December 31, 2007.

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

LEGAL AND REGULATORY PROCEEDINGS AND INQUIRIES

BACKGROUND

     The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business. As background to the "Proceedings" sub-section below, please note the following:

     - These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     - The outcome on these matters may also be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers or other entities.

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

     - For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the "Proceedings" subsection. The Company reviews these matters on an ongoing basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

     - Due to the complexity and scope of the matters disclosed in the "Proceedings" subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

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

     - These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws (the "EEOC I" suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act ("ADEA"), breach of contract and ERISA violations (the "Romero I" suit). In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also stated that "on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request. In June 2007, the court granted AIC's motions for summary judgment. Following plaintiffs' filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. Responses to the order were filed in mid-December.

     - The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          limiting the rehire of agents affected by the agency program reorganization ("the EEOC II" suit). In EEOC II, in 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy. AIC's interlocutory appeal of the trial court's summary judgment order is now pending in the United States Court of Appeals for the Eighth Circuit.

     - AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007. Fifteen individuals have opted out. AIC has moved for judgment on the pleadings and summary judgment.

     - A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005. In June 2007, the court granted AIC's motion to dismiss the case. Following plaintiffs' filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. Responses to the order were filed in mid-December.

     In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

OTHER MATTERS

     Various other legal, governmental and regulatory actions, including state market conduct exams, and other governmental and regulatory inquiries are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of proceedings, some of which involve claims for substantial or indeterminate amounts. These actions are based on a variety of issues and target a range of the Company's practices. The outcome of these disputes is currently unpredictable.

     One or more of these matters could have an adverse effect on the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this "Other Matters" subsection in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

12.  INCOME TAXES

     ALIC and its domestic subsidiaries (the "Allstate Life Group") join with the Corporation (the "Allstate Group") in the filing of a consolidated federal income tax return and are party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Allstate Life Group pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Allstate Life Group in the consolidated federal income tax return. Effectively, this results in the Allstate Life Group's annual income tax provision being computed, with adjustments, as if the Allstate Life Group filed a separate return.

     The Internal Revenue Service ("IRS") is currently examining the Company's 2005 and 2006 federal income tax returns. The IRS has completed its examination of the Company's federal income tax returns through 2004 and the statute of limitations has expired on years prior to 2003. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company adopted the provisions of FIN 48 on January 1, 2007. The Company had no liability for unrecognized tax benefits at January 1, 2007 or December 31, 2007, and believes it is reasonably possible that the liability balance will not significantly increase or decrease within the next twelve months. No amounts have been accrued for interest or penalties.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

          ($ IN MILLIONS)                        2007          2006
                                              ----------    ----------
          DEFERRED ASSETS
          Life and annuity reserves          $      588    $      682
          Unrealized net capital losses              45            --
          Other assets                               62            48
                                              ----------    ----------
            Total deferred assets                   695           730
          DEFERRED LIABILITIES
          Deferred policy acquisition costs        (787)         (784)
          Unrealized net capital gains               --          (175)
          Other liabilities                          (9)          (29)
                                              ----------    ----------
            Total deferred liabilities             (796)         (988)
                                              ----------    ----------
               Net deferred liability        $     (101)   $     (258)
                                              ==========    ==========

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

     The components of income tax expense for the years ended December 31 are as follows:

          ($ IN MILLIONS)                               2007     2006     2005
                                                      -------- -------- --------
          Current                                    $    111 $    136 $    225
          Deferred                                         69       60      (51)
                                                      -------- -------- --------
          Total income tax expense                   $    180 $    196 $    174
                                                      ======== ======== ========

     The Company paid income taxes of $68 million, $317 million and $156 million in 2007, 2006 and 2005, respectively. The Company had a current income tax receivable of $6 million and $49 million at December 31, 2007 and 2006, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                                        2007     2006     2005
                                                      -------- -------- --------
          Statutory federal income tax rate              35.0%    35.0%    35.0%
          Adjustment for prior year tax liabilities      (0.9)    (1.6)    (3.9)
          Dividends received deduction                   (2.7)    (2.7)    (2.5)
          Tax credits                                    (2.3)    (0.5)    (0.3)
          Other                                           1.3      1.1      1.1
                                                      -------- -------- --------
            Effective income tax rate                    30.4%    31.3%    29.4%
                                                      ======== ======== ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  CAPITAL STRUCTURE

DEBT OUTSTANDING

     Total debt outstanding at December 31 consisted of the following:

  ($ IN MILLIONS)                                            2007            2006
                                                         ------------    ------------
  6.18% Surplus Notes (1), due 2036                     $        100    $        100
  5.06% Surplus Notes (1), due 2035                              100             100
  Mandatorily redeemable preferred stock - Series A               --               6
                                                         ------------    ------------
     Total long-term debt                                        200             206
  Note payable to parent                                          --             500
                                                         ------------    ------------
      Total debt                                        $        200    $        706
                                                         ============    ============

----------
 (1) No payment of principle or interest is permitted on the surplus notes without the written approval of the Director of Insurance of the State of South Carolina (the "Director"), the domiciliary state insurance regulatory authority for the issuer of the notes, Allstate Re (see Note 5). The Director could prohibit the payment of interest and principle on the surplus notes if certain statutory capital requirements are not met. Permission to pay interest on the surplus notes was granted in both 2007 and 2006.

     All of the Company's outstanding debt as of December 31, 2007 and 2006 relates to intercompany obligations. These obligations are discussed in Note 5 to the consolidated financial statements. The Company paid $21 million, $13 million and $6 million of interest on debt in 2007, 2006 and 2005, respectively.

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

     Statutory net income of ALIC and its insurance subsidiaries for 2007, 2006 and 2005 was $172 million, $252 million and $266 million, respectively. Statutory capital and surplus was $2.62 billion and $3.36 billion as of December 31, 2007 and 2006, respectively.

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

     ALIC paid dividends of $725 million and $675 million in 2007 and 2006, respectively. These amounts were in excess of the $336 million and $366 million that were allowed under Illinois insurance law based on the 2006 and 2005 formula amounts, respectively. The Company received approval from the IL DOI for the portion of the 2007 and 2006 dividends in excess of this amount. Based on 2007 ALIC statutory capital and surplus, ALIC will not be able to pay dividends in 2008 without prior IL DOI approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS

     Defined benefit pension plans, sponsored by AIC, cover most full-time employees, certain part-time employees and employee-agents. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. A cash balance formula was added to the Allstate Retirement Plan effective January 1, 2003. All eligible employees hired before August 1, 2002 were provided with a one-time opportunity to choose between the cash balance formula and the final average pay formula. The cash balance formula applies to all eligible employees hired after August 1, 2002. AIC's funding policy for the pension plans is to make annual contributions at a minimum level that is at least in accordance with regulations under the Internal Revenue Code and in accordance with generally accepted actuarial principles. The allocated cost to the Company included in net income for the pension plans in 2007, 2006 and 2005 was $24 million, $37 million and $27 million, respectively.

     AIC also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire ("postretirement benefits"). Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans in accordance with the plan's participation requirements. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC has the right to modify or terminate these pension and postretirement benefit plans. The allocated cost to the Company included in net income was $6 million, $7 million and $7 million for postretirement benefits other than pension plans in 2007, 2006 and 2005, respectively.

PROFIT SHARING PLANS

     Employees of AIC are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance. The Company's allocation of profit sharing expense from the Corporation was $12 million, $13 million and $7 million in 2007, 2006 and 2005, respectively.

16.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive (loss) income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ IN MILLIONS)
                                                   2007                            2006                            2005
                                      ------------------------------   -----------------------------   -----------------------------
                                         PRE-                AFTER-      PRE-                AFTER-     PRE-                 AFTER-
                                         TAX       TAX        TAX        TAX        TAX       TAX       TAX        TAX        TAX
                                       -------   -------    -------    -------    -------   -------    -------    -------   -------
Unrealized holding (losses) gains
    arising during the period, net of
    related offsets                   $  (492)  $   172    $  (320)   $  (493)   $   172   $  (321)   $  (724)   $   254   $  (470)
Less: reclassification adjustment of
    realized capital gains and losses     137       (48)        89        (89)        31       (58)       (69)        24       (45)
                                       -------   -------    -------    -------    -------   -------    -------    -------   -------
UNREALIZED NET CAPITAL (LOSSES) GAINS    (629)      220       (409)      (404)       141      (263)      (655)       230      (425)
                                       -------   -------    -------    -------    -------   -------    -------    -------   -------
Other comprehensive (loss) income     $  (629)  $   220    $  (409)   $  (404)   $   141   $  (263)   $  (655)   $   230   $  (425)
                                       =======   =======    =======    =======    =======   =======    =======    =======   =======

17.  QUARTERLY RESULTS (UNAUDITED)

                              FIRST QUARTER          SECOND QUARTER           THIRD QUARTER          FOURTH QUARTER
                          ----------------------  ----------------------  ----------------------  ----------------------
($ IN MILLIONS)              2007        2006        2007        2006        2007        2006        2007         2006
                          ---------   ----------  ----------  ----------  ----------  ----------  ----------   ---------
Revenues                 $   1,435   $    1,349  $    1,509  $    1,360  $    1,274  $    1,352  $    1,234   $   1,502
Net income                     149           96         187          56          56         122          20         154

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
ALLSTATE LIFE INSURANCE COMPANY

We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 13, 2008

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

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria related to internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fiscal quarter ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1), (2), (3) AND (4) DISCLOSURE OF FEES -

     The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2007 and 2006.

                                          2007              2006
                                     ---------------    --------------
            Audit fees (a)          $     3,381,094    $    3,207,000
            Audit related fees (b)           15,219            19,250
                                     ---------------    --------------
            TOTAL FEES              $     3,396,313    $    3,226,250
                                     ===============    ==============

(a) Fees for audits of annual financial statements including financial statements for the separate accounts, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents and review of documents filed with the Securities and Exchange Commission.

(b) Audit related fees relate to professional services such as accounting consultations relating to new accounting standards.

(5)(i) AND (ii) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life. Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99 - The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services (the "Pre-Approval Policy"). In addition, in 2005 the Audit Committee of Allstate Life adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life. All of the services provided by Deloitte & Touche LLP to Allstate Life in 2006 and 2007 were pre-approved by The Allstate Corporation and Allstate Life Audit Committees.

PART IV

ITEM 15. (a) (1) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements, notes thereto and related information of Allstate Life Insurance Company are included in Item 8.

               Consolidated Statements of Operations and Comprehensive Income Consolidated Statements of Financial Position
               Consolidated Statements of Shareholder's Equity
               Consolidated Statements of Cash Flows
               Notes to the Consolidated Financial Statements
               Report of Independent Registered Public Accounting Firm

ITEM 15. (a) (2)

     The following additional financial statement schedules and independent auditors' report are furnished herewith pursuant to the requirements of Form 10-K.

               Allstate Life Insurance Company                             Page
               -------------------------------                             ----
               Schedules required to be filed under the provisions
               of Regulation S-X Article 7:

               Schedule I - Summary of Investments - Other than
               Investments in Related Parties                                S-1
               Schedule IV - Reinsurance                                     S-2

               All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

ITEM 15. (a) (3)

     The following is a list of the exhibits filed as part of this Form 10-K. The SEC File Number for the exhibits incorporated by reference is 000-31248 except as otherwise noted.

EXHIBIT NO.                          DOCUMENT DESCRIPTION
-----------                          --------------------
    3(i)       Articles of Amendment to the Articles of Incorporation of
               Allstate Life Insurance Company dated December 29, 1999.
               Incorporated herein by reference to Exhibit 3.1 to Allstate Life
               Insurance Company's Form 10 filed on April 24, 2002.

   3(ii) Amended and Restated By-Laws of Allstate Life Insurance Company effective May 15, 2007. Incorporated herein by reference to
               Exhibit 3(ii) to Allstate Life Insurance Company's Current Report on Form 8-K dated March 15, 2007.

     4         See Exhibits 3 (i) and 3 (ii).

    10.1 Form of Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2004.

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

    10.3       Selling Agreement between Allstate Life Insurance Company, ALFS,
               Inc. (f/k/a Allstate Life Financial Services, Inc.) and Allstate
               Financial Services, LLC (f/k/a LSA Securities, Inc.) effective
               July 26, 1999. Incorporated herein by reference to Exhibit 10.6 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

    10.4       Amendment effective August 1, 1999 to Selling Agreement between
               Allstate Life Insurance Company, ALFS, Inc. and Allstate
               Financial Services, LLC effective July 26, 1999. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance
               Company's Quarterly Report on Form 10-Q for quarter ended
               September 30, 2004.

    10.5 Amendment effective September 28, 2001 to Selling Agreement between Allstate Life Insurance Company, ALFS, Inc. and Allstate
               Financial Services, LLC effective July 26, 1999. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance
               Company's Quarterly Report on Form 10-Q for quarter ended
               September 30, 2004.

    10.6 Amendment effective February 15, 2002 to Selling Agreement between Allstate Life Insurance Company, ALFS, Inc. and Allstate
               Financial Services, LLC effective July 26, 1999. Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance
               Company's Quarterly Report on Form 10-Q for quarter ended
               September 30, 2004.

    10.7       Amendment effective April 21, 2003 to Selling Agreement between
               Allstate Life Insurance Company, ALFS, Inc. and Allstate
               Financial Services, LLC effective July 26, 1999. Incorporated herein by reference to Exhibit 10.4 to Allstate Life Insurance
               Company's Quarterly Report on Form 10-Q for quarter ended
               September 30, 2004.

    10.8       Selling Agreement between Allstate Life Insurance Company of New
               York, ALFS, Inc. and Allstate Financial Services, LLC effective
               May 1 2005. Incorporated herein by reference to Exhibit 10.7 to
               Allstate Life Insurance Company's Annual Report on Form 10-K for
               2003.

    10.9       Selling Agreement between Lincoln Benefit Life Company, ALFS,
               Inc. (f/k/a Allstate Life Financial Services, Inc.) and Allstate
               Financial Services, LLC (f/k/a LSA Securities, Inc.) effective
               August 2, 1999. Incorporated herein by reference to Exhibit 10.8 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

    10.10      First Amendment to Marketing Coordination and Administrative
               Services Agreement among Allstate Life Insurance Company,
               Allstate Financial Services, LLC and Allstate Insurance Company dated January 1, 2006. Incorporated herein by reference to
               Exhibit 10.1 to Allstate Life Insurance Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 2006.

    10.11 Marketing Coordination and Administrative Services Agreement among Allstate Insurance Company, Allstate Life Insurance Company and Allstate Financial Services, LLC effective January 1, 2003.
               Incorporated herein by reference to Exhibit 10.9 to Allstate Life
               Insurance Company's Annual Report on Form 10-K for 2003.

    10.12      Form of Investment Management Agreement among Allstate
               Investments, LLC, Allstate Insurance Company, The Allstate
               Corporation and certain affiliates effective January 1, 2007.

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

    10.19      Amendment No. 2 entered into November 8, 2002 to the Cash
               Management Services Master Agreement between Allstate Insurance
               Company, Allstate Bank and Allstate Motor Club, Inc. dated March
               16, 1999.

    10.20      Premium Depository Service Supplement dated as of September 30,
               2005 to Cash Management Services Master Agreement between
               Allstate Insurance Company, Allstate Bank, Allstate Motor Club,
               Inc. and certain other parties.

    10.21      Variable Annuity Service Supplement dated November 10, 2005 to
               Cash Management Services Agreement between Allstate Bank,
               Allstate Life Insurance Company of New York and certain other parties.

    10.22 Sweep Agreement Service Supplement dated as of October 11, 2006 to Cash Management Services Master Agreement between Allstate
               Life Insurance Company, Allstate Bank, Allstate Motor Club, Inc.
               and certain other companies.

    10.23      Agent Access Agreement among Allstate Insurance Company, Allstate
               New Jersey Insurance Company, Allstate Life Insurance Company and
               Allstate Bank effective January 1, 2002. Incorporated herein by reference to Exhibit 10.17 to Allstate Life Insurance Company's
               Annual Report on Form 10-K for 2003.

    10.24 Form of Tax Sharing Agreement among The Allstate Corporation and certain affiliates dated as of November 12, 1996.

    10.25      Surplus Note Purchase Agreement between Allstate Life Insurance
               Company and Kennett Capital, Inc. effective, August 1, 2005.
               Incorporated herein by reference to Exhibit 10.2 to Allstate Life
               Insurance Company's Quarterly Report on Form 10-Q for quarter ended September 30, 2005.

    10.26      Intercompany Loan Agreement among The Allstate Corporation,
               Allstate Life Insurance Company, Lincoln Benefit Life Company and other certain subsidiaries of The Allstate Corporation dated
               February 1, 1996. Incorporated herein by reference to Exhibit
               10.2 to Allstate Life Insurance Company's Annual Report on Form
               10-K for 2006.

    10.27      Pledge and Security Agreement between Allstate Life Insurance
               Company and Kennett Capital, Inc. effective August 1, 2005.
               Incorporated herein by reference to Exhibit 10.3 to Allstate Life
               Insurance Company's Quarterly Report on Form 10-Q for quarter ended September 30, 2005.

    10.28      Catastrophe Reinsurance Agreement between Allstate Life Insurance
               Company and American Heritage Life Insurance Company effective
               July 1, 2003. Incorporated herein by reference to Exhibit 10.29 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

    10.29      Retrocessional Reinsurance Agreement between Allstate Life
               Insurance Company and American Heritage Life Insurance Company effective December 31, 2004. Incorporated herein by reference to
               Exhibit 10.23 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2004.

    10.30      Reinsurance Agreement between Allstate Life Insurance Company and
               American Heritage Life Insurance Company effective December 31,
               2004. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company's Current Report on Form 8-K filed January 9, 2008.

    10.31      Amendment No. 1 to Reinsurance Agreement between Allstate Life
               Insurance Company and American Heritage Life Insurance Company dated January 1, 2008. Incorporated herein by reference to
               Exhibit 10.1 to Allstate Life Insurance Company's Current Report on Form 8-K filed January 9, 2008.

    10.32      Credit Agreement dated May 8, 2007, among The Allstate
               Corporation, Allstate Insurance Company and Allstate Life
               Insurance Company, as borrowers; the Lenders party thereto
               Wachovia Bank, National Association, as Syndication Agent; Bank of America, N.A. and Citibank, N.A., as Documentation Agents;
               Lehman Brothers Bank, FSB, Merrill Lynch Bank USA, Morgan Stanley
               Bank and William Street Commitment Corporation, as Co-Agents; and
               JPMorgan Chase Bank, N.A., as Administrative Agent; incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation's current report on Form 8-K filed May 9, 2007. (SEC File
               No. 001-11840)

    10.33      Reinsurance and Administrative Services Agreement between
               American Heritage Life Insurance Company and Columbia Universal
               Life Insurance Company effective February 1, 1998. Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance
               Company's Current Report on Form 8-K filed January 30, 2008.

    10.34      Novation and Assignment Agreement among Allstate Life Insurance
               Company, American Heritage Life Insurance Company and Columbia
               Universal Life Insurance Company effective June 30, 2004.
               Incorporated herein by reference to Exhibit 10.2 to Allstate Life
               Insurance Company's Current Report on Form 8-K filed January 30,
               2008.

    10.35 Amendment to Reinsurance Agreement effective December 1, 2007, between American Heritage Life Insurance Company and Allstate
               Life Insurance Company. Incorporated

               herein by reference to Exhibit 10.1 to Allstate Life Insurance
               Company's Current Report on Form 8-K filed January 30, 2008.

    10.36 Capital Support Agreement between Allstate Life Insurance Company and Allstate Insurance Company effective December 14, 2007.
               Incorporated herein by reference to Exhibit 10.1 to Allstate Life
               Insurance Company's Current Report on Form 8-K filed February 7,
               2008.

    10.37      Intercompany Liquidity Agreement between Allstate Life Insurance
               Company and Allstate Insurance Company effective January 1, 2008.
               Incorporated herein by reference to Exhibit 10.2 to Allstate Life
               Insurance Company's Current Report on Form 8-K filed February 7,
               2008.

    10.38      Agreement for the Settlement of State and Local Tax Credits among
               Allstate Insurance Company and certain of its affiliates, including Allstate Life Insurance Company effective January 1,
               2007. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Current Report on Form 8-K filed February 21, 2008.

    10.39      Selling Agreement and Addenda to Agreement between Allstate
               Life Insurance Company as successor in interest to Glenbrook
               Life and Annuity Company, ALFS, Inc. and Allstate Financial
               Services, LLC effective May 17, 2001, December 31, 2001 and
               November 18, 2002, respectively.

    10.40      Limited Servicing Agreement between Allstate Life Insurance
               Company, Allstate Distributors, L.L.C. and Allstate Financial
               Services, LLC effective October 1, 2002.

    10.41 Marketing Agreement between Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, ALFS, Inc. and Allstate Financial Services, LLC effective
               June 10, 2003.

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

ITEM 15. (b)

The exhibits are listed in Item 15. (a) (3) above.

ITEM 15. (c)

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

                                                 ALLSTATE LIFE INSURANCE COMPANY
                                                 (Registrant)

March 14, 2008                                   /s/ SAMUEL H. PILCH
                                                 -------------------------------
                                                 By: Samuel H. Pilch
                                                 (Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

             SIGNATURE                                       TITLE                                  DATE
             ---------                                       -----                                  ----

/s/ JAMES E. HOHMANN                  President, Chief Executive Officer                        March 14, 2008
------------------------------------- and a Director (Principal Executive Officer)
James E. Hohmann

/s/ JOHN C. PINTOZZI                  Senior Vice President, Chief Financial                    March 14, 2008
------------------------------------- Officer and a Director (Principal Financial Officer)
John C. Pintozzi

                                      Chairman of the Board and a Director                      March 14, 2008
-------------------------------------
Thomas J. Wilson, II

/s/ DAVID A. BIRD                     Director                                                  March 14, 2008
-------------------------------------
David A. Bird

/s/ MICHAEL B. BOYLE                  Director                                                  March 14, 2008
-------------------------------------
Michael B. Boyle

                                      Director                                                  March 14, 2008
-------------------------------------
Danny L. Hale

/s/ JOHN C. LOUNDS                    Director                                                  March 14, 2008
-------------------------------------
John C. Lounds

/s/ GEORGE E. RUEBENSON               Director                                                  March 14, 2008
-------------------------------------
George E. Ruebenson

/s/ ERIC A. SIMONSON                  Director                                                  March 14, 2008
-------------------------------------
Eric A. Simonson

/s/ KEVIN R. SLAWIN                   Director                                                  March 14, 2008
-------------------------------------
Kevin R. Slawin

/s/ MICHAEL J. VELOTTA                Director                                                  March 14, 2008
-------------------------------------
Michael J. Velotta

/s/ DOUGLAS B. WELCH                  Director                                                  March 14, 2008
-------------------------------------
Douglas B. Welch

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
      SCHEDULE I--SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED
                            PARTIES DECEMBER 31, 2007


                                                                                                         AMOUNT AT
                                                                          COST/                         WHICH SHOWN
                                                                        AMORTIZED                       ON BALANCE
(IN MILLIONS)                                                             COST          FAIR VALUE         SHEET
                                                                    ---------------   --------------   --------------
TYPE OF INVESTMENT
Fixed Maturities:
  Bonds:
    United States government, government agencies and authorities         $  2,848         $  3,728         $  3,728
    States, municipalities and political subdivisions                        4,235            4,311            4,311
    Foreign governments                                                      1,814            2,185            2,185
    Public utilities                                                         5,205            5,377            5,377
    Convertibles and bonds with warrants attached                            1,497            1,505            1,505
    All other corporate bonds                                               24,937           24,867           24,867
  Asset-backed securities                                                    6,273            5,603            5,603
  Mortgage-backed securities                                                 3,499            3,490            3,490
  Commercial mortgage-backed securities                                      7,698            7,388            7,388
  Redeemable preferred stocks                                                   14               15               15
                                                                    ----------------  --------------   --------------
    Total fixed maturities                                                  58,020         $ 58,469           58,469
                                                                    ================  ==============   ==============

Equity Securities:
  Common Stocks:
    Public utilities                                                            --         $     --               --
    Banks, trusts and insurance companies                                       36               34               34
    Industrial, miscellaneous and all other                                     14               19               19
  Non-redeemable preferred stocks                                               52               49               49
                                                                    ----------------  --------------   --------------
    Total equity securities                                                    102         $    102              102
                                                                    ================  ==============   ==============

Limited partnership interests                                                  994                               994
Mortgage loans on real estate                                                9,901                             9,901
Real estate                                                                     --                                --
Real estate acquired in satisfaction of debt                                     1                                 1
Short-term investments                                                         386                               386
Derivative instruments                                                         464                               455
Policy loans                                                                   770                               770
Other long-term investments                                                  1,336                             1,336
                                                                    ----------------                   --------------
    Total investments                                                     $ 71,974                          $ 72,414
                                                                    ================                   ==============

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            SCHEDULE IV--REINSURANCE

                                                                                            PERCENTAGE
                                                       CEDED        ASSUMED                  OF AMOUNT
                                          GROSS      TO OTHER     FROM OTHER      NET         ASSUMED
(IN MILLIONS)                            AMOUNT    COMPANIES (1)   COMPANIES     AMOUNT       TO NET
                                      ------------ ------------- ------------ ------------ ------------
YEAR ENDED DECEMBER 31, 2007
Life insurance in force               $    490,484 $    244,827  $     11,490 $    257,147     4.5%

Premiums and contract charges:
Life and annuities                    $      2,168 $        804  $         42 $      1,406     3.0%
Accident and health                            174          136            --           38      --%
                                      ------------ ------------  ------------ ------------ ------------

Total premiums and contract charges   $      2,342 $        940  $         42 $      1,444     2.9%
                                      ============ ============  ============ ============ ============

YEAR ENDED DECEMBER 31, 2006
Life insurance in force               $    465,634 $    236,278  $     11,942 $    241,298     5.0%

Premiums and contract charges:
Life and annuities                    $      2,138 $        639  $         45 $      1,544     2.9%
Accident and health                            188          148             1           41     2.4%
                                      ------------ ------------  ------------ ------------ ------------
Total premiums and contract charges   $      2,326 $        787  $         46 $      1,585     2.9%
                                      ============ ============  ============ ============ ============
YEAR ENDED DECEMBER 31, 2005
Life insurance in force               $    434,965 $    223,194  $      9,400 $    221,171     4.3%

Premiums and contract charges:
Life and annuities                    $      1,928 $        445  $         43 $      1,526     2.8%
Accident and health                            187          161             1           27     3.7%
                                      ------------ ------------  ------------ ------------ ------------
Total premiums and contract charges   $      2,115 $        606  $         44 $      1,553     2.8%
                                      ============ ============  ============ ============ ============

(1) No reinsurance or coinsurance income was netted against premium ceded in 2007, 2006 or 2005.