Form 10-Q
period 2008-03-31
ALLSTATE LIFE INSURANCE CO
filed 2008-05-14
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

                                                                                                Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of May 13, 2008, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
($ in millions)	2008	2007
	(Unaudited)
Revenues
Premiums	$111	$155
Contract charges	241	228
Net investment income	992	1,030
Realized capital gains and losses	(428)	22
	916	1,435

Costs and expenses
Contract benefits	341	374
Interest credited to contractholder funds	610	635
Amortization of deferred policy acquisition costs	50	115
Operating costs and expenses	90	87
	1,091	1,211

(Loss) gain on disposition of operations	(9)	1

(Loss) income from operations before income tax expense	(184)	225

Income tax (benefit) expense	(69)	76

Net (loss) income	$(115)	$149

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
($ in millions, except par value data)	2008	2007
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $55,116 and $58,020)	$54,282	$58,469
Mortgage loans	10,186	9,901
Equity securities, at fair value (cost $150 and $102)	143	102
Limited partnership interests	1,059	994
Short-term	3,264	386
Policy loans	772	770
Other	1,512	1,792

Total investments	71,218	72,414

Cash	150	185
Deferred policy acquisition costs	4,495	3,905
Reinsurance recoverables	3,434	3,410
Accrued investment income	663	652
Other assets	983	622
Separate Accounts	13,132	14,929

Total assets	$94,075	$96,117

Liabilities
Contractholder funds	$60,191	$60,464
Reserve for life-contingent contract benefits	12,604	12,598
Unearned premiums	32	33
Payable to affiliates, net	118	206
Other liabilities and accrued expenses	3,478	2,823
Deferred income taxes	55	101
Long-term debt	200	200
Separate Accounts	13,132	14,929

Total liabilities	89,810	91,354

Commitments and Contingent Liabilities (Note 6)

Shareholder’s Equity
Redeemable preferred stock – series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock – series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,126	1,108
Retained income	3,619	3,734
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(485)	(84)

Total accumulated other comprehensive income	(485)	(84)

Total shareholder’s equity	4,265	4,763

Total liabilities and shareholder’s equity	$94,075	$96,117

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
($ in millions)	2008	2007
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(115)	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(79)	(71)
Realized capital gains and losses	428	(22)
Gain (loss) on disposition of operations	9	(1)
Interest credited to contractholder funds	610	635
Changes in:
Contract benefit and other insurance reserves	(93)	(51)
Unearned premiums	(2)	(1)
Deferred policy acquisition costs	(85)	(6)
Reinsurance recoverables, net	(46)	(59)
Income taxes	(69)	52
Other operating assets and liabilities	(92)	(45)
Net cash provided by operating activities	466	580

Cash flows from investing activities
Proceeds from sales:
Fixed income securities	4,205	1,891
Equity securities	24	21
Limited partnerships	25	58
Other investments	80	38
Investment collections:
Fixed income securities	579	775
Mortgage loans	127	494
Other investments	25	107
Investment purchases:
Fixed income securities	(2,093)	(2,819)
Equity securities	(53)	(24)
Limited partnerships	(106)	(186)
Mortgage loans	(344)	(534)
Other investments	(19)	(179)
Change in short-term investments, net	(2,216)	91
Change in other investments, net	(132)	53
Net cash provided by (used in) investing activities	102	(214)

Cash flows from financing activities
Note payable to parent	—	(500)
Redemption of redeemable preferred stock	—	(11)
Contractholder fund deposits	2,722	2,223
Contractholder fund withdrawals	(3,325)	(2,155)
Net cash used in financing activities	(603)	(443)

Net decrease in cash	(35)	(77)
Cash at beginning of the period	185	273
Cash at end of period	$150	$196

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

The condensed consolidated financial statements and notes as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2008 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Premiums and Contract Charges

The following table summarizes premiums and contract charges by product.

	Three months ended
	March 31,
($ in millions)	2008	2007
Premiums
Traditional life insurance	$60	$69
Immediate annuities with life contingencies	30	77
Other	21	9
Total premiums	111	155

Contract charges
Interest-sensitive life insurance	228	210
Fixed annuities	13	18
Total contract charges	241	228
Total premiums and contract charges	$352	$383

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1.  SOP 05-1 provides accounting guidance for deferred policy acquisition costs (“DAC”) associated with internal replacements of insurance and investment contracts other than those set forth in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract.  The Company adopted the provisions of SOP 05-1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption resulted in an $8 million after-tax reduction to retained income to reflect the impact on estimated future gross profits (“EGP”) from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1 and a reduction of DAC and deferred sales inducement balances of $13 million pre-tax as of January 1, 2007.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48”)

The FASB issued the interpretation in July 2006 and the staff position in May 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006.  No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments That are Recorded At Fair Value Through Earnings (“SAB 109”)

In October 2007, the SEC issued SAB 109, a replacement of SAB 105, “Application of Accounting Principles to Loan Commitments”.  SAB 109 is applicable to both loan commitments accounted for under SFAS No. 133, and other loan commitments for which the issuer elects fair value accounting under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SAB 109 states that the expected net future cash flows related to the servicing of a loan should be included in the fair value measurement of a loan commitment accounted for at fair value through earnings.  The expected net future cash flows associated with loan servicing should be determined in accordance with the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, as amended by SFAS No. 156, “Accounting for Servicing of Financial Assets”.  SAB 109 should be applied on a prospective basis to loan commitments accounted for under SFAS No. 133 that were issued or modified in fiscal quarters beginning after December 15, 2007.  Earlier adoption is not permitted.  The adoption of SAB 109 did not have a material impact on the Company’s results of operations or financial position.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non-recurring basis as of January 1, 2008.  Consistent with the provisions of FSP 157-2, the Company decided to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009.  The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or financial position (see Note 4).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008.  Consequently, the initial adoption of SFAS No. 159 had no impact on the Company’s results of operations or financial position.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”.  FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The adoption of FSP FIN 39-1 did not have a material impact on the Company’s results of operations or financial position.

Pending accounting standards

SFAS No. 141(R), Business Combinations (“SFAS No. 141R”)

In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  Among other things, SFAS No. 141R broadens the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, to be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings.  The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively only.  Early adoption is not permitted. The Company will apply the provisions of SFAS 141R as required when effective.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 160 which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary’s equity that is attributable to owners of the subsidiary other than its parent or parent’s affiliates.  Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the consolidated statement of operations.  SFAS No. 160 requires that all changes in a parent’s ownership interest in a subsidiary when control of the subsidiary is retained, be accounted for as equity transactions.  In contrast, SFAS No. 160 requires a parent to recognize a gain or loss in net income when control over a subsidiary is relinquished and the subsidiary is deconsolidated, as well as provide certain associated expanded disclosures.  SFAS No. 160 is effective as of the beginning of a reporting entity’s first fiscal year beginning after December 15, 2008.  Early adoption is prohibited.  SFAS No. 160 requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented.  The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s results of operations or financial position.

SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide, Investment Companies (“the Guide”) and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”)

In June 2007, the AICPA issued SOP 07-1 which provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity-method investor in an investment company. SOP 07-1 was to be effective for fiscal years beginning on or after December 15, 2007, however in February 2008, the FASB issued FASB Staff Position No. SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1”, which amends SOP 07-1 to (1) delay indefinitely the effective date of the SOP and (2) prohibit adoption of the SOP for an entity that did not early adopt the SOP before December 15, 2007.  The Company did not early adopt SOP 07-1.  Consequently, the Company is not permitted to adopt the statement.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133.  The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments; and how derivative instruments affect an entity’s financial position, results of operations, and cash flows.  The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-related contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial statements.  SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only.  SFAS No. 161 affects disclosures and therefore will not impact the Company’s results of operations or financial position.

2.    Related Party Transactions

Reinsurance transactions

Effective January 1, 2008, the Company’s coinsurance reinsurance agreement with its unconsolidated affiliate American Heritage Life Insurance Company (“AHL”), which went into effect in 2004, was amended to include the assumption by the Company of certain accident and health insurance policies.  In accordance with this amendment, the Company recorded cash of $16 million, a premium installment receivable of $5 million, DAC of $32 million, reserves for life-contingent contract benefits of $24 million and accrued liabilities of $2 million.  Since the Company received assets in excess of net liabilities from an affiliate under common control, the Company recognized a gain of $27 million ($18 million after-tax), which was recorded as a non-cash capital contribution resulting in an increase to additional capital paid-in on the Company’s Condensed Consolidated Statements of Financial Position.

Debt

Effective May 8, 2008, the Company, AIC and the Corporation entered into a one-year Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) replacing the Intercompany Liquidity Agreement between the Company and AIC, dated January 1, 2008.  The agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. It shall be automatically renewed for subsequent one-year terms unless terminated by the parties.  The Liquidity Agreement does not establish a commitment to advance funds on the part of either party.  The Company and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  The maximum amount of advances each party may make or receive is limited to $1 billion.  Netting or offsetting of advances made and received is not permitted.  Advances between the parties are required to have specified due dates less than or equal to 364 days from the date of the advance and be payable upon demand by written request from the lender at least ten business days prior to the demand date.  The borrower may make prepayments of the outstanding principal balance of an advance without penalty. Advances will bear interest equal to or greater than the rate applicable to 30-day commercial paper issued by the Corporation on the date the advance is made with an adjustment on the first day of each month thereafter.

3.    Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities, totaled $29 million for the three-month period ended March 31, 2007.

In the first quarter of 2008, the Company received a non-cash capital contribution of $18 million related to a reinsurance transaction with AHL, an unconsolidated affiliate of the Company.

Liabilities for collateral received in conjunction with the Company’s securities lending and other business activities and for funds received from the Company’s security repurchase business activities are reported in other liabilities and accrued expenses in the Condensed Consolidated Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

	Three months ended
	March 31,
($ in millions)	2008	2007
Net change in fixed income securities	$93	$(926)
Net change in short-term investments	(652)	(594)
Operating cash flow (used)	$(559)	$(1,520)

Liabilities for collateral and security repurchase, beginning of year	$(1,817)	$(2,294)
Liabilities for collateral and security repurchase, end of period	(2,376)	(3,814)
Operating cash flow provided	$559	$1,520

4.  Fair Value of Financial Assets and Financial Liabilities

The measurement basis for a significant amount of the Company’s financial assets is fair value. Financial instruments measured at fair value on a recurring basis include:

Financial Assets   Primarily investments including U.S. treasuries, U.S. equities, international equities, money market funds, corporates, municipals, U.S. government and agencies, commercial mortgage-backed securities (“CMBS”), preferred stock,  mortgage-backed securities (“MBS”), foreign governments, asset-backed securities (“ABS”), commercial paper, derivatives (exchange traded and over-the-counter (“OTC”)), and separate account assets.

Financial Liabilities   Primarily free-standing derivatives (exchange listed and OTC) and derivatives embedded in certain contractholder liabilities.

Financial instruments measured at fair value on a non–recurring basis include:

Financial Assets   Primarily mortgage loans and other investments written-down to fair value in connection with recognizing other–than–temporary impairments.

Financial Liabilities   Includes certain reserves on a closed block of policies expected to be transferred through a future reinsurance agreement to an unrelated third party.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008 for its financial assets and financial liabilities that are measured at fair value.  SFAS No. 157:

•                  Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•                  Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date;

•                  Expands disclosures about financial instruments measured at fair value.

In determining fair value, the Company principally uses the market approach which generally utilizes market data for the same or similar instruments.  To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies.  SFAS No. 157 establishes a hierarchy for inputs used in determining fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans, and thus are only categorized in the fair value hierarchy when held at fair value on a non-recurring basis.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented as combined instruments in fixed income securities.

Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources.  In the absence of observable inputs, unobservable inputs reflect the Company’s estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.

Pursuant to SFAS No. 157, fair value is a market-based measure considered from the perspective of a market participant who owns an asset or owes a liability.  Accordingly, when market observable data is not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption.  In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments.  This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3.

Financial assets and financial liabilities recorded on the Condensed Consolidated Statements of Financial Position at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

Level 1         Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.

Level 2         Financial assets and financial liabilities whose values are based on the following:

a)  Quoted prices for similar assets or liabilities in active markets;

b)  Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)  Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability

Level 3         Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs may reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

The availability of observable inputs varies by instrument. In situations where fair value is based on internally developed pricing models or inputs that are unobservable in the market, the determination of fair value requires more judgment.  The degree of judgment exercised by the Company in determining fair value is typically greatest for instruments categorized in Level 3. In many instances, inputs used to measure fair value fall into different levels of the fair value hierarchy.  In those instances, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Summary of Valuation Techniques for Classes of Financial Assets and Financial Liabilities

Level 1 Measurements

U.S. Treasuries:  Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Equity Securities:  Actively traded, exchange listed U.S. and international equity securities; valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Short-term: Money Market Funds; Separate Account Assets:  Comprised of actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access.  Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

Level 2 Measurements

Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Privately placed securities in Level 2 of $4.0 billion are those that are valued based on market-observable external ratings from independent third party rating agencies.

Municipal:  Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Other municipal securities are categorized as Level 3.

U.S. Government and Agencies:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

CMBS:  Valuation is principally based on inputs including quoted prices for identical or similar assets in markets that are not active and are categorized as Level 2.  Other CMBS are reported in Level 3.

Preferred Stock; MBS; Foreign Government; ABS – credit card and auto loans:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

Short-term:  Commercial Paper and Other:  Valued based on inputs including amortized cost, which approximates fair value, and quoted prices for identical or similar assets in markets that are not active.

Free-Standing Derivatives:  Exchange listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.  Other derivatives are reported in Level 3.

OTC derivatives including interest rate swaps, foreign currency swaps, foreign exchange forward contracts, certain credit default swaps, and commodity swaps are valued using models that rely on inputs such as interest rate yield curves, currency rates, counterparty credit risk, and commodity prices that are observable for substantially the full term of the contract.  The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.  Most OTC derivatives are categorized as Level 2.

Derivatives Embedded in Annuity Contracts:  Embedded derivatives in certain annuity contracts are valued based on internal models that rely on inputs such as interest rate yield curves and equity index volatility assumptions that are market observable for substantially the full term of the contract.  The valuation techniques are widely accepted in the financial services industry and do not include significant judgment.  Other derivatives embedded in annuity contracts are categorized in Level 3.

Level 3 Measurements

Corporate Privately Placed Securities:  Valued based on non-binding broker quotes and models that are widely accepted in the financial services industry and use internally assigned credit ratings as inputs and instrument specific inputs.  Instrument specific inputs used in internal fair value determinations include: coupon rate, weighted average life, sector of the issuer and call provisions.  Privately placed securities are categorized as Level 3 as a result of the significance of non-market observable inputs.  The $11.2 billion of privately placed fixed income securities included in Level 3 comprise $9.7 billion valued using an internal model and $1.5 billion valued using non-binding broker quotes.  The internally modeled securities are valued based on internal ratings, which are not observable in the market.  Multiple internal ratings comprise an NAIC rating category and when used in the internal model provide a more refined determination of fair value.  The Company’s internal ratings are primarily consistent with the NAIC ratings which are generally updated annually.

ABS RMBS; Alt –A Residential Mortgage-backed Securities (“Alt-A”):  ABS RMBS and Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.  Certain ABS RMBS and Alt-A are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all ABS RMBS and Alt-A are categorized as Level 3.

Other CDO; ABS CDO:  Valued based on non-binding broker quotes received from brokers who are familiar with the investments.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all CLO, ABS CDO, and Synthetic CDO are categorized as Level 3.

CMBS; Commercial Real Estate Collateralized Debt Obligations (“CRE CDO”):  CRE CDO, which are reported as CMBS, and other CMBS, are valued based on non-binding broker quotes and are categorized as Level 3.  Other non-broker quoted CMBS are reported in Level 2.

Free-Standing Derivatives:  Certain OTC derivatives, such as caps, floors, certain credit default swaps and OTC options (including swaptions), are valued using valuation models that are widely accepted in the financial services industry.  Inputs include non-market observable inputs such as volatility assumptions that are significant to the valuation of the instruments.  Other derivatives are reported in Level 2.

Municipals:  Certain distressed municipal securities for which valuation is based on valuation models that are widely accepted in the financial services industry and require projections of future cash flows that are not market-observable are included in Level 3.

Derivatives Embedded in Annuity Contracts:  Valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for a block of contractholder liabilities that contain certain embedded derivatives.  The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data.  These are categorized as Level 3 as a result of the significance of non-market observable inputs.  Other derivatives embedded in annuity contracts are reported in Level 2.

Non-recurring assets and liabilities:  Mortgage loans and other investments written-down to fair value in connection with recognizing other-than-temporary impairments are primarily valued using valuation models that are widely accepted in the financial services industry.  Inputs include non-market observable inputs such as credit spreads.

Reserves on a closed block of policies expected to be transferred through a future reinsurance agreement to an unrelated third party are valued based on significant non-observable inputs.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2008:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of
($ in millions)	(Level 1)	(Level 2)	(Level 3)	March 31, 2008

Financial Assets
U.S. Treasuries	$445			$445
U.S. Equities	33			33
Short-term: Money Market Funds	423			423
Total Level 1	901			901

Corporate		$18,205		18,205
Municipal		4,125		4,125
U.S. Government and Agencies		3,283		3,283
CMBS		5,384		5,384
Preferred Stock		66		66
MBS		2,783		2,783
Foreign Government		2,084		2,084
ABS – Credit card and auto loans		223		223
Short-term: Commercial Paper and Other		2,502		2,502
Free-Standing Derivatives		766		766
Total Level 2		39,421		39,421

Corporate Privately Placed Securities			$11,155	11,155
ABS RMBS			2,000	2,000
Alt-A			486	486
Other CDO			1,696	1,696
ABS CDO			17	17
CRE CDO			436	436
CMBS			191	191
Free-Standing Derivatives			39	39
Municipals			213	213
Other			1,600	1,600
Sub-total Level 3 recurring			17,833	17,833
Non–recurring basis			231	231
Total Level 3			18,064	18,064
Valued at cost, amortized cost or using the equity method				13,367
Counterparty and cash collateral netting (1)				(535)
Total Investments	901	39,421	18,064	71,218

Separate Account Assets	13,132			13,132
Other Assets	2		2	4

Total Financial Assets	$14,035	$39,421	$18,066	$84,354
% of Total Financial Assets	16.6%	46.7%	21.4%

Financial Liabilities
Derivatives:
Free-standing		$(824)	$(74)	$(898)
Embedded in Annuity Contracts		(50)	(10)	(60)
Non-recurring basis			(87)	(87)
Counterparty and cash collateral netting (1)				459
Total Financial Liabilities		$(874)	$(171)	$(586)
% of Total Financial Liabilities		149.1%	29.2%

(1)   In accordance with FSP FIN 39-1, the Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At March 31, 2008, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $76 million.

The following table provides a summary of changes in fair value of Level 3 assets and liabilities held at fair value on a recurring basis at March 31, 2008.  As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety.  Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3).  Gains and losses for such assets and liabilities categorized within the Level 3 table may include changes in fair value that are attributable to both observable inputs (Level 1 and Level 2) and unobservable inputs (Level 3). Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the period; therefore, all realized and unrealized gains and losses on these securities for the period are reflected in the table below.  Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and Level 2 financial instruments entered into that economically hedge certain exposures to the Level 3 positions.

($ in millions)	Beginning Balance: January 1, 2008	Total Realized Capital Gains and (Losses) in Income(1)	Total Unrealized Capital Gains and (Losses) in OCI	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (out) of Level 3 (2)	Ending Balance: March 31, 2008
Financial Assets
Corporate Privately Placed Securities	$11,098	$20	$(31)	$(71)	$139	$11,155
ABS RMBS	2,382	(38)	(261)	(83)	—	2,000
Alt-A	588	(39)	(47)	(16)	—	486
Other CDO	1,961	—	(255)	(10)	—	1,696
ABS CDO	36	(60)	41	—	—	17
CRE CDO	566	—	(120)	(10)	—	436
CMBS	224	2	(32)	(3)	—	191
Free-Standing Derivatives, net	(6)	(31)	—	2	—	(35)	(3)
Municipals	231	—	(1)	(11)	(6)	213
Other	1,805	(45)	(38)	(153)	31	1,600
Total Investments	18,885	(191)	(744)	(355)	164	17,759	(4)
Other Assets	2	—	—	—	—	2
Total Level 3 Financial Assets	$18,887	$(191)	$(744)	$(355)	$164	$17,761

Financial Liabilities
Derivatives Embedded in Annuity Contracts	$4	$(14)	$—	$—	$—	$(10)

Total Level 3 Financial Liabilities	$4	$(14)	$—	$—	$—	$(10)

(1)   The amounts above are reported in the Condensed Consolidated Statements of Operations as follows: $(200) million in Realized capital gains and (losses); $12 million in Net investment income; $(8) million in Interest credited to contractholder funds and; $(9) million in contract benefits.

(2)   Transfers into and out of Level 3 during the three months ended March 31, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories.

(3)   Comprises $39 million of Financial Assets and $(74) million of Financial Liabilities.

(4)   Comprises $17,833 million of investments and $(74) million Free-Standing Derivatives included in Financial Liabilities.

The following table presents amounts from the table above reported in income for the period ended March 31, 2008 attributable to those assets and liabilities still held at March 31, 2008.

($ in millions)	Total Realized Capital Gains and (Losses) in Income (1)
Financial Assets
Corporate Privately Placed Securities	$14
ABS RMBS	(21)
Alt-A	(39)
Other CDO	(1)
ABS CDO	(60)
CRE CDO	3
CMBS	2
Free-Standing Derivatives, net	(18)
Municipals	—
Other	(54)
Total Financial Assets	$(174)

Financial Liabilities
Derivatives Embedded in Annuity Contracts	$(14)
Total Financial Liabilities	$(14)

(1) The amounts above are reported in the Condensed Consolidated Statements of Operations as follows: $(185) million in Realized capital gains and losses; $12 million in Net investment income; $(6) million in Interest credited to contractholder funds and; $(9) million in contract benefits.

5.  Reinsurance

The effects of reinsurance on life and annuity premiums and contract charges are as follows:

	Three months ended March 31,
($ in millions)	2008	2007

Premiums and contract charges
Direct	$559	$598
Assumed
Affiliate	15	4
Non-affiliate	6	7
Ceded—non-affiliate	(228)	(226)

Premiums and contract charges, net of reinsurance	$352	$383

The effects of reinsurance on contract benefits are as follows:

	Three months ended March 31,
($ in millions)	2008	2007

Contract benefits
Direct	$495	$499
Assumed
Affiliate	9	4
Non-affiliate	6	8
Ceded—non-affiliate	(169)	(137)

Contract benefits, net of reinsurance	$341	$374

The effects of reinsurance on interest credited to contractholder funds are as follows:

	Three months ended March 31,
($ in millions)	2008	2007

Interest credited to contractholder funds
Direct	$613	$641
Assumed
Affiliate	3	3
Non-affiliate	4	4
Ceded—non-affiliate	(10)	(13)

Interest credited to contractholder funds, net of reinsurance	$610	$635

6.    Guarantees and Contingent Liabilities

Guaranty funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.  Amounts assessed to each company are typically related to its proportion of business written in each state.

The New York Liquidation Bureau (“the Bureau”) has publicly reported that Executive Life Insurance Company of New York (“Executive Life”), currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan, may only be able to meet future obligations of its annuity contacts for the next fifteen years. The shortfall is estimated to be in the range of $650 million to $750 million.  If Executive Life were to be declared insolvent in the future, the Company would likely have exposure to guaranty fund assessments or other costs.

Based on currently available information, the outcome of this situation is uncertain at this time.  The Bureau may eventually take actions to address this situation that may lead to guaranty fund assessments or other costs to the Company.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future premium taxes.  The Company’s market share in New York was approximately 5.5% in 2006 based on industry annuity premium.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment was $196 million at March 31, 2008.  The obligations associated with these fixed income securities expire at various dates during the next six years.

Related to the disposal through reinsurance of substantially all of our variable annuity business to Prudential Financial, Inc. and its subsidiary in 2006, the Company has agreed to indemnify Prudential for certain pre–closing contingent liabilities (including extra–contractual liabilities of the Company and liabilities specifically excluded from the transaction) that the Company has agreed to retain.  In addition, the Company will indemnify Prudential for certain post–closing liabilities that may arise from the acts of the Company and its agents, including in connection with the Company’s provision of transition services.  The Reinsurance Agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short–Duration and Long–Duration Contracts”.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2008.

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

Legal and regulatory proceedings and inquiries

Background

The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business.  As background to the “Proceedings” sub-section below, please note the following:

•             These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including, the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard, or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

•             The outcome on these matters may also be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers or other entities.

•             In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought include punitive damages.  Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings.  In Allstate’s experience, when specific monetary demands are made in pleadings, they bear little relation to the ultimate loss, if any, to the Company.

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

•   These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court granted AIC’s motions for summary judgment.  Following plaintiffs’ filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time.  In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Court along with the merits of the appeal.

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

•   AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  Plaintiffs allege that they were constructively discharged so that Allstate could avoid paying ERISA and other benefits offered under the reorganization.  They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours.  The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007.  Fifteen individuals opted out.  AIC’s motions for judgment on the pleadings were partially granted and AIC’s motion for summary judgment remains pending.

•   A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted AIC’s motion to dismiss the case.  Following plaintiffs’ filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time.  In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Court along with the merits of the appeal.

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

7.    Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

	Three months ended March 31,
	2008			2007
($ in millions)	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized holding (losses) gains arising during the period, net of related offsets	$(799)	$279	$(520)	$150	$(52)	$98
Less: reclassification adjustment of realized capital gains and losses	(183)	64	(119)	37	(13)	24
Unrealized net capital gains and losses	(616)	215	(401)	113	(39)	74
Other comprehensive (loss) income	$(616)	$215	(401)	$113	$(39)	74

Net (loss) income			(115)			149
Comprehensive (loss) income			$(516)			$223

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company:

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”, an affiliate of The Allstate Corporation) as of March 31, 2008, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2008, which report includes an explanatory paragraph relating to a change in the Company’s method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 12, 2008

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

OVERVIEW

The following discussion highlights significant factors influencing the condensed consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we”, “our”, “us”, or the “Company”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2007.  We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and determine the allocation of resources.

HIGHLIGHTS

•               Net loss of $115 million in the first quarter of 2008, driven by realized capital losses, compared to net income totaling $149 million in the same period of 2007.

•               Net realized capital losses were $428 million in the first quarter of 2008 compared to net realized capital gains of $22 million in the first quarter of 2007.

•               Contractholder fund deposits totaled $2.69 billion for the first quarter of 2008 compared to $2.23 billion for the same period of 2007.

•               Investments as of March 31, 2008 decreased 1.7% from December 31, 2007 and net investment income decreased 3.7% in the first quarter of 2008 compared to the same period of 2007.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.

In applying policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our businesses and operations.  It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements.

Our critical accounting estimate for the fair value of financial assets and financial liabilities follows.  For a description of critical accounting estimates not discussed below, see the Application of Critical Accounting Estimates section of MD&A found under Part II. Item 7. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2007.

Fair Value of Financial Assets and Financial Liabilities Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”) is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value.

SFAS No. 157:

•                   Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•                   Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date;

•                   Expands disclosures about financial instruments measured at fair value.

We categorize our financial assets and financial liabilities measured at fair value based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities which we can access (Level 1); the second highest priority for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets, or valuation models whose inputs are observable (Level 2); and the lowest priority to unobservable inputs (Level 3).  If inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the entire instrument.  Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans, and thus are only categorized in the fair value hierarchy when held at fair value on a non-recurring basis.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented as combined instruments in fixed income securities.

The availability of market observable information is the principal factor in determining the level that financial instruments are assigned in the three-level hierarchy. Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources. In the absence of observable inputs, unobservable inputs reflect our estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.  The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information.

Financial assets and financial liabilities recorded on the Condensed Consolidated Statements of Financial Position at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

Level 1:     Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

Level 2: Financial assets and financial liabilities whose values are based on the following:

a)              Quoted prices for similar assets or liabilities in active markets;

b)             Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)              Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability

Level 3:     Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect our estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

We utilize a combination of third party valuation service providers, brokers, and internal valuation models to determine fair value.  We gain assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies, and compliance with accounting standards for fair value determination through the execution of various processes and controls designed to ensure that our financial assets and financial liabilities are appropriately valued and our ongoing monitoring of the fair values received or derived internally.

We are responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting assumptions and methodologies.  In certain situations, we employ independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for individual instruments.  In situations where our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote or by employing internal valuation models that are widely accepted in the financial services industry.  Changing market conditions in the first quarter of 2008 were incorporated into valuation assumptions and reflected in the fair values, which were validated by calibration and other analytical techniques to available market observable data.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary algorithms, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements.  For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date.  For other security types, fair values are derived from the valuation service providers’ proprietary valuation models.  The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information, as applicable. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments.  The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information.  Executing valuation models effectively requires seasoned professional judgment and experience.  In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

For certain of our financial assets carried at fair value, where our valuation service providers cannot provide fair value determinations, we obtain non-binding price quotes from brokers familiar with the security who, similar to our valuation service providers, may consider transactions or activity in similar securities, as applicable, among other information.  The brokers providing price quotes are generally from the brokerage divisions of leading financial institutions with market making, underwriting and distribution expertise.

The fair value of financial assets and financial liabilities, including privately-placed securities and certain derivatives embedded in certain contractholder liabilities, where our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry.  Internally developed valuation models, which include inputs that may not be market observable and as such involve some degree of judgment, are considered appropriate for each class of security to which they are applied.

Our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments.  In addition, our models use internally assigned credit ratings as inputs (which are generally consistent with any external ratings and those we use to report our holdings by credit rating) and stochastically determined cash flows for certain derivatives embedded in certain contractholder liabilities, both of which are difficult to independently observe and verify.  Instrument specific inputs used in our internal fair value determinations include: coupon rate, weighted average life, sector of the issuer, call provisions, and the contractual elements of derivatives embedded in certain contractholder liabilities.  Market specific inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine fair value of the same instruments include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums, and other applicable market data including lapse and anticipated market return estimates for derivatives embedded in certain contractholder liabilities.  As a result of the significance of non-market observable inputs, including internally assigned credit ratings and stochastic cash flow estimates as described above, judgment is required in developing these fair values. The fair value of these financial assets and financial liabilities may differ from the amount received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ and financial liabilities’ fair values.

Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Condensed Consolidated Statements of Financial Position.  Because of this detailed approach, there is no single set of assumptions that determine our fair value estimates at a consolidated level.  Moreover management does not compile a range of estimates for items reported at fair value at the consolidated level because we do not believe that a range would provide meaningful information.  Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable. Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs.  The Level 3 principal components are privately placed securities valued using internal models, asset-backed residential mortgage-backed securities (“ABS RMBS”), broker quoted securities and Alt-A residential mortgage-backed securities (“Alt-A”).  In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the fair value determinations. ABS RMBS and Alt-A reflected the most significant impacts, to their respective fair value determinations, due to the continued illiquidity that existed for these classes of securities. For broker quoted securities’ fair value determinations, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points.  Privately placed securities’ fair value determinations, which were based on internal ratings that are not market observable, are calibrated to market observable information in the form of external National Association of Insurance Commissioners (“NAIC”) ratings and credit spreads.  We believe our most significant exposure to changes in fair value is due to market risk.  Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A included in our 2007 Form 10-K.

We employ specific control processes to determine the reasonableness of the fair values of our financial assets and financial liabilities.  Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.  For example, on a continuing basis, we assess the reasonableness of individual security values received from valuation service providers that exceed certain thresholds as compared to previous values received from those valuation service providers. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected financial assets. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

The following table identifies investments as of March 31, 2008 by source of value determination:

	Investments
(in millions)	Carrying Value	Percent to total
Fair value based on internal sources (1)	$13,223	18.5%
Fair value based on external sources (2)	44,127	62.0
Total fixed income, equity and certain short-term securities	57,350	80.5
Fair value of derivatives	269	0.4
Mortgage loans, policy loans, bank loans and certain limited partnership, short-term and other investments, valued at cost, amortized cost and the equity method	13,599	19.1
Total	$71,218	100.0%

(1)          Includes short-term: commercial paper and other of $2.50 billion reported in Level 2.

(2)          Includes 9% that are valued using broker quotes.

For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the Levels promulgated by SFAS No. 157, see Note 4 to the Condensed Consolidated Financial Statements.

The following table presents fair value as a percent of amortized cost for Level 3 investments at March 31, 2008.

(in millions)	Fair value	Fair value as a % of Amortized cost

Corporate - privately placed securities	$11,155	101.4%
ABS RMBS	2,000	76.5
Alt-A	486	86.9
Other CDO	1,696	77.0
Asset-backed collateralized debt obligations (“ABS CDO”)	17	106.3
CRE CDO	436	61.4
Commercial mortgage-backed securities (“CMBS”)	191	74.9
Free-Standing Derivatives	39	N/A
Municipals	213	98.6
Other	1,600	97.2
Sub-total Level 3 recurring	17,833	92.7
Non-recurring basis	231	100.0
Total Level 3 investments	$18,064	92.8%

The following tables summarize Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Consolidated Statement of Financial Position at March 31, 2008.

(in millions)	Level 1	Level 2	Level 3	Valued at cost, amortized cost or using the equity method	Balance as of March 31, 2008
Financial Assets
Fixed income securities	$445	$36,100	$17,737		$54,282
Mortgage loans			220	$9,966	10,186
Equity securities	33	53	57		143
Limited partnership interests			10	1,049	1,059
Short-term	423	2,502		339	3,264
Policy loans				772	772
Other investments		766	40	1,241	2,047
Counterparty and cash collateral netting					(535)
Total Investments	901	39,421	18,064	13,367	71,218
Separate account assets	13,132				13,132
Other assets	2		2		4
Total Financial Assets	$14,035	$39,421	$18,066	$13,367	$84,354

Financial Liabilities
Contractholder funds		$(50)	$(10)		$(60)
Other liabilities		(824)	(106)		(471)
Reserve for life-contingent contract benefits			(55)		(55)
Total Financial Liabilities	$—	$(874)	$(171)	$—	$(586)

Transfers into and out of Level 3 during the quarter are attributable to a change in the availability of market observable information for individual securities within the respective categories.  For a further discussion of the impact of unrealized net capital gains and losses on our results of operations and a discussion of the fluctuations in fair value during the quarter ended March 31, 2008, see the Investments section of the MD&A.

OPERATIONS

Summarized financial data for the three months ended March 31 is presented in the following table.

	Three Months Ended March 31,
(in millions)	2008	2007

Revenues
Premiums	$111	$155
Contract charges	241	228
Net investment income	992	1,030
Realized capital gains and losses	(428)	22
Total revenues	916	1,435

Costs and expenses
Contract benefits	(341)	(374)
Interest credited to contractholder funds	(610)	(635)
Amortization of DAC	(50)	(115)
Operating costs and expenses	(90)	(87)
Total costs and expenses	(1,091)	(1,211)

(Loss) gain on disposition of operations	(9)	1
Income tax benefit (expense)	69	(76)
Net (loss) income	$(115)	$149

Investments	$71,218	$75,936

Net loss in the first quarter of 2008 of $115 million compared to net income of $149 million in the same period of 2007.  The change was mostly the result of the recognition of net realized capital losses in the first quarter of 2008 compared to net realized capital gains in the first quarter of 2007.

Analysis of Revenues Total revenues decreased 36.2% or $519 million in the first quarter of 2008 compared to the same period of 2007 due to the unfavorable change in realized capital gains and losses and, to a lesser extent, lower premiums and net investment income, partially offset by higher contract charges.

Premiums represent revenues generated from traditional life insurance, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive and variable life insurance, fixed annuities and institutional products for which deposits are classified as contractholder funds or separate accounts liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.  As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues.

The following table summarizes premiums and contract charges by product.

	Three Months Ended March 31,
(in millions)	2008	2007

Premiums
Traditional life	$60	$69
Immediate annuities with life contingencies	30	77
Other	21	9
Total premiums	111	155

Contract charges
Interest-sensitive life	228	210
Fixed annuities	13	18
Total contract charges (1)	241	228

Total premiums and contract charges	$352	$383

(1)          Contract charges include contract charges related to the cost of insurance totaling $163 million and $150 million in the three months ended March 31, 2008 and 2007, respectively.

Total premiums decreased 28.4% in the first quarter of 2008 compared to the same period of 2007 due primarily to a decline in sales of life contingent immediate annuities due to market conditions and higher reinsurance premiums on life insurance, partially offset by increased premium from a reinsurance agreement with an unconsolidated affiliate.

Contract charges increased 5.7% in the first quarter of 2008 compared to the same period of 2007 due to growth in interest-sensitive life insurance policies in force, partially offset by decreased contract charges on fixed annuities resulting primarily from lower surrender charges.

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

The following table shows the changes in contractholder funds.

	Three Months Ended March 31,
(in millions)	2008	2007
Contractholder funds, beginning balance	$60,464	$60,565

Deposits
Fixed annuities	686	696
Institutional products (funding agreements)	1,660	1,200
Interest-sensitive life	340	332
Total deposits	2,686	2,228

Interest credited	611	645

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(1,887)	(752)
Benefits	(461)	(415)
Surrenders and partial withdrawals	(983)	(991)
Contract charges	(197)	(182)
Net transfers from separate accounts	5	3
Fair value hedge adjustments	66	(17)
Other adjustments (1)	(113)	(70)
Total maturities, benefits, withdrawals and other adjustments	(3,570)	(2,424)
Contractholder funds, ending balance	$60,191	$61,014

(1)         The table above illustrates the changes in contractholder funds, which are presented gross of reinsurance recoverables on the Condensed Consolidated Statements of Financial Position.  The table above is intended to supplement our discussion and analysis of revenues, which are presented net of reinsurance on the Condensed Consolidated Statements of Operations.  As a result, the net change in contractholder funds associated with products reinsured to third parties is reflected as a component of the other adjustments line.

Contractholder funds decreased 0.5% in the first quarter of 2008 and increased 0.7% in same period of 2007.  Average contractholder funds decreased 0.8% in the first quarter of 2008 compared to the first quarter of 2007.

Contractholder deposits increased 20.6% in the first quarter of 2008 compared to the same period of 2007 primarily due to higher deposits on institutional products, partially offset by slightly lower deposits on fixed annuities.  Deposits on institutional products increased 38.3% in the first quarter of 2008 compared to the same period of 2007.  Institutional product deposits include the issuance during the first quarter of 2008 of extendible funding agreements backing medium-term notes totaling $1.36 billion with an initial maturity of March 20, 2009 and a final maturity of March 20, 2013.  Quarterly, beginning on June 20, 2008, investors have the right to extend the maturity date of all or a portion of the medium-term notes by three additional months, up to, and in no event later than, the final maturity date.  Any such extension would also cause an extension of the related funding agreements. Deposits on fixed annuities declined 1.4% in the first quarter of 2008 compared to the same period of 2007 due to competitive market conditions and our objective of meeting return targets on these products.  In addition, $1.75 billion of funding agreements backing medium-term notes were issued in April 2008 with a maturity of April 30, 2013.

 Maturities and retirements of institutional products increased $1.14 billion in the first quarter of 2008 compared to the same period in the prior year primarily due to the retirement in the first quarter of 2008 of extendible funding agreements backing medium-term notes outstanding totaling $1.25 billion purchased in the secondary market.

Surrenders and partial withdrawals decreased 0.8% in the first quarter of 2008 compared to the same period of 2007.  This decline was due to lower surrenders and partial withdrawals on market value adjusted fixed annuities, partially offset by higher surrenders and partial withdrawals on interest-sensitive life products.  The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 9.4% in the first quarter of 2008 compared to 9.3% in the first quarter of 2007.

Net investment income decreased 3.7% in the first quarter of 2008 compared to the same period of 2007 due to lower investment balances reflecting dividends paid to our parent Allstate Insurance Company (“AIC”) in 2007, increased short-term investment balances to mitigate reduced liquidity in some asset classes and lower investment yields, particularly on short-term and floating rate securities.

Realized capital gains and losses reflected net losses of $428 million in the first quarter of 2008 compared with net gains of $22 million in the first quarter of 2007.  For further discussion of realized capital gains and losses, see the Investments section of MD&A.

Analysis of Costs and Expenses Total costs and expenses decreased 9.9% in the first quarter of 2008 compared with the same period of 2007 as lower amortization of DAC, contract benefits and interest credited to contractholder funds were partially offset by higher operating costs and expenses.

Contract benefits decreased 8.8% or $33 million in the first quarter of 2008 compared to the same period in 2007 due to lower contract benefits on annuities and, to a lesser extent, decreased contract benefits on life insurance products.  The decline in contract benefits on annuities was mostly attributable to lower sales of immediate annuities with life contingencies, partially offset by unfavorable mortality experience.    The decline in contract benefits on life insurance products was due to the recognition in the prior year of litigation related costs in the form of additional policy benefits, partially offset by unfavorable mortality experience on traditional life insurance products.

We analyze our mortality and morbidity results using the difference between premiums, contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $139 million and $137 million in the first quarter of 2008 and 2007, respectively.  The benefit spread by product group is disclosed in the following table.

	Three Months Ended March 31,
(in millions)	2008	2007
Life insurance	$90	$76
Annuities	(18)	(8)
Total benefit spread	$72	$68

Interest credited to contractholder funds decreased 3.9% or $25 million in the first quarter of 2008 compared to the same period of 2007 due primarily to a decline in contractholder funds and lower weighted average interest crediting rates on institutional products due to declines in market interest rates on floating rate securities.

In order to analyze the impact of net investment income and interest credited to policyholders on net income, we review the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits on the Condensed Consolidated Statements of Operations (“investment spread”).  The investment spread by product group is shown in the following table.

	Three Months Ended March 31,
(in millions)	2008	2007
Annuities	$115	$129
Life insurance	15	17
Institutional products	27	25
Net investment income on investments supporting capital	86	87
Total investment spread	$243	$258

To further analyze investment spreads the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates on investment type products and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2008	2007	2008	2007	2008	2007
Interest-sensitive life	6.2%	6.2%	4.6%	4.5%	1.6%	1.7%
Deferred fixed annuities	5.7	5.7	3.7	3.7	2.0	2.0
Immediate fixed annuities with and without life contingencies	6.9	7.1	6.5	6.6	0.4	0.5
Institutional products	5.2	6.1	4.1	5.1	1.1	1.0
Investments supporting capital, traditional life and other products	6.2	5.4	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities as of March 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

	As of March 31,
(in millions)	2008	2007
Immediate fixed annuities with life contingencies	$8,303	$8,202
Other life contingent contracts and other	4,301	4,011
Reserve for life-contingent contracts	$12,604	$12,213

Interest-sensitive life	$9,014	$8,536
Deferred fixed annuities	33,838	35,190
Immediate fixed annuities without life contingencies	3,879	3,803
Institutional products	12,884	13,068
Fair value adjustments related to fair value hedges and other	576	417
Contractholder funds	$60,191	$61,014

Amortization of DAC decreased 56.5% or $65 million in the first quarter of 2008 compared to the same period of 2007.  The decrease in amortization of DAC in the first quarter of 2008 compared to the same period of 2007 was due to a reduction in amortization relating to realized capital gains and losses of $53 million and an increase in amortization deceleration (credit to income) of $11 million due to our annual comprehensive review of DAC assumptions (commonly referred to as “DAC unlocking”).

The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

In accordance with our annual comprehensive review of DAC assumptions, in the first quarter of 2008, the Company recognized net amortization deceleration totaling $23 million, including $17 million for fixed annuities and $6 million for interest-sensitive life insurance products.  In the first quarter of 2007, net amortization deceleration totaled $12 million and included net amortization deceleration of $17 million for interest-sensitive life insurance products and net amortization acceleration of $5 million for fixed annuities.  The first quarter 2008 net amortization deceleration of $17 million on fixed annuities was due primarily to higher than expected investment spreads partially offset by increased expenses.  The first quarter 2008 net amortization deceleration of $6 million on interest-sensitive life insurance products was due to higher than expected benefit spreads partially offset by increased expenses.

Operating costs and expenses increased 3.4% in the first quarter of 2008 compared to the same period of 2007.   The following table summarizes operating costs and expenses.

	Three Months Ended March 31,
(in millions)	2008	2007

Non-deferrable acquisition costs	$21	$26
Other operating costs and expenses	69	61
Total operating costs and expenses	$90	$87

Non-deferrable acquisition costs decreased 19.2% or $5 million in the first quarter of 2008 compared to the same period of 2007 due to lower non-deferrable commissions.  Other operating costs and expenses increased 13.1% or $8 million in the first quarter of 2008 compared to the same period of 2007 due primarily to increased spending on consumer research, product development, marketing and technology costs.

Loss on disposition of operations for the first quarter of 2008 totaled $9 million and was primarily comprised of losses associated with the anticipated disposition of our direct response long-term care business that is currently held for sale.

Income tax benefit of $69 million was recognized for the first quarter of 2008 compared to income tax expense of $76 million in the same period in the prior year.  The change reflects the shift from net pretax income in the prior year to a net pretax loss in the current year.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at March 31, 2008 is presented in the table below.

(in millions)	Investments	Percent to total

Fixed income securities (1)	$54,282	76.2%
Mortgage loans (2)	10,186	14.3
Equity securities	143	0.2
Limited partnership interests (3)	1,059	1.5
Short-term	3,264	4.6
Policy loans	772	1.1
Other	1,512	2.1
Total	$71,218	100.0%

(1)         Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $55.12 billion.

(2)         Equity securities are carried at fair value.  Cost basis for these securities was $150 million.

(3)         We have commitments to invest in additional limited partnership interests totaling $1.03 billion at March 31, 2008.

Total investments decreased to $71.22 billion at March 31, 2008 from $72.41 billion at December 31, 2007, due to unrealized net capital losses and net realized capital losses, partially offset by increased funds associated with collateral received in conjunction with securities lending.

Total investments at amortized cost related to collateral received in connection with securities lending business activities, funds received in connection with securities repurchase agreements and collateral posted by counterparties related to derivative transactions increased to $2.38 billion at March 31, 2008 from $1.82 billion at December 31, 2007.  As of March 31, 2008 and December 31, 2007, these investments were carried at fair value and classified in fixed income securities totaling $1.43 billion and $1.57 billion, respectively, and short-term investments totaling $878 million and $219 million, respectively.

Fixed income securities by type are listed in the table below.

($ in millions)	March 31, 2008	% to Total Investments	December 31, 2007	% to Total Investments

U.S. government and agencies	$3,728	5.3%	$3,728	5.2%
Municipal	4,338	6.1	4,311	6.0
Corporate	30,094	42.3	31,735	43.8
Foreign government	2,084	2.9	2,185	3.0
Mortgage-backed securities (“MBS”)	3,282	4.6	3,490	4.8
CMBS	6,011	8.4	7,388	10.2
Asset-backed securities (“ABS”)	4,732	6.6	5,603	7.7
Redeemable preferred stock	13	—	29	—
Total fixed income securities	$54,282	76.2%	$58,469	80.7%

At March 31, 2008, 95.9% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the NAIC of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P’s”), Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

During the first quarter of 2008, certain financial markets continued to experience decreased liquidity.   We experienced this illiquidity particularly in our ABS RMBS, ABS CDO, Alt-A and CRE CDO portfolios.  These portfolios totaled $2.94 billion, or less than 5.0% of our total investments at March 31, 2008.  Certain other asset-backed and real estate investment markets experienced similar illiquidity, but to a much lesser degree.

We determine the fair values of securities comprising the illiquid portfolios by obtaining information from an independent third-party valuation service provider and brokers. We confirmed the reasonableness of the fair value of these portfolios as of March 31, 2008 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies.

As of March 31, 2008, approximately $2.31 billion or 53.1% of our municipal bond portfolio is insured by seven bond insurers and 71.0% have a Moody’s equivalent rating of Aaa or Aa.  Our practices for acquiring and monitoring municipal bonds primarily are based on the quality of the underlying security.  As of March 31, 2008, we believe that the current valuations already reflect a decline in the value of the insurance, and further such declines if any, are not expected to be material.  While the valuation of these holdings may be temporarily impacted by negative and rapidly changing market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows.  As of March 31, 2008, 34.7% of our insured municipal bond portfolio was insured by MBIA, 16.1% by AMBAC, 16.5% by FSA and 21.3% by FGIC.  In total, we hold $3.03 billion of fixed income securities that are insured by bond insurers, including $421 million of our ABS RMBS and $255 million of our other asset-backed securities discussed below.  Additionally, we hold $23 million of corporate bonds that were directly issued by these bond insurers.

Included in our municipal bond portfolio at March 31, 2008 are $833 million of auction rate securities (“ARS”) that have long-term stated maturities, with the interest rate reset based on auctions that generally occur every 7, 28 or 35 days depending on the specific security.  This is compared to a balance of ARS at December 31, 2007 of $866 million, with the decline representing sales and redemptions during the first quarter of 2008.  Our holdings primarily have a Moody’s equivalent rating of Aaa and fair value is estimated at the corresponding par value based on market observable inputs. We make our investment decisions based on the underlying credit of each security, which for approximately 97% of our holdings are pools of student loans for which at least 85% of the collateral is insured by the U.S. Department of Education at the time we purchased the security.  During the first quarter of 2008, all of our ARS holdings experienced failed auctions and we received the failed auction rate or, for those which contain maximum reset rate formulas, we received the contractual maximum rate.  We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate, as described below.  Auctions continue to be conducted as scheduled for each of the securities.

We estimate that approximately one third of our student loan backed ARS include maximum rate reset formulas whereby when the failed interest rate exceeds an annual contractual maximum rate over a preceding stipulated period, the coupon interest rate is temporarily reset to the maximum rate, which can vary between zero and the failed auction rate.  This maximum rate formula causes the reset interest rate on these securities to be lower than the failed auction rate in order to reduce the annual interest rate to not exceed the annual contractual maximum rate.  Generally, the annual contractual maximum rate is higher than the historical rates paid on these securities.  During April 2008, $96 million of our ARS reset to a period of zero coupon interest rate.

MBS totaled $3.28 billion and 100.0% were rated investment grade at March 31, 2008.  The credit risk associated with our MBS is mitigated due to the fact that 58.9% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities (“U.S. Agency”).  The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

The following table shows MBS by type and Moody’s equivalent rating.

(in millions)	Fair value at March 31, 2008	% to Total Investments	Aaa	Aa	A
MBS
U.S. Agency	$1,933	2.7%	100.0%	—	—
Prime	863	1.2	99.2	0.8%	—
Alt-A	486	0.7	91.3	8.7	—
Total MBS	$3,282	4.6%

Included in our mortgage-backed fixed income securities are Alt-A at fixed or variable rates.  The following table presents information about the collateral in our Alt-A holdings.

(in millions)	Fair value at March 31, 2008	% to Total Investments
Alt-A
Fixed rate	$358	0.5%
Variable rate	128	0.2
Total Alt-A	$486	0.7%

Alt-A mortgage-backed securities are at fixed or variable rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  Fair value represents 86.9% of the amortized cost of these securities.  As of March 31, 2008, the Alt-A portfolio had unrealized losses of $73 million.  $293 million or 60.3% of these securities were issued during 2005, 2006 and 2007.   We collected $16 million of principal repayments consistent with the expected cash flows.

CMBS totaled $6.01 billion and 100.0% were rated investment grade at March 31, 2008.  Approximately 82.5% of the CMBS investments are pools of commercial mortgages, broadly diversified across property types and geographical area.  The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  The following table shows CMBS by type and Moody’s equivalent rating.

(in millions)	Fair value at March 31, 2008	% to Total Investments	Aaa	Aa	A	Baa
CMBS	$5,575	7.8%	80.7%	12.9%	5.2%	1.2%
CRE CDO	436	0.6	34.8	30.2	24.4	10.6
Total CMBS	$6,011	8.4%

        CRE CDO are investments secured primarily by commercial mortgage-backed securities and other commercial mortgage debt obligations.  These securities are generally less liquid and have a higher risk profile than other commercial mortgage-backed securities.  Fair value represents 61.4% of the amortized cost of these securities.  As of March 31, 2008, CRE CDO had unrealized losses of $274 million. During the first quarter of 2008, we sold $9 million of these securities, recognizing a loss of $2 million.  We also collected $1 million of principal repayments consistent with the expected cash flows.

ABS totaled $4.73 billion and 97.9% were rated investment grade at March 31, 2008.  ABS by type are listed in the table below.

(in millions)	Fair value at March 31, 2008	% to Total Investments	Aaa	Aa	A	Baa	Ba or lower

ABS
ABS RMBS	$2,000	2.8%	60.1%	27.0%	6.2%	5.5%	1.2%
ABS CDO	17	—	—	—	—	35.3	64.7
Total asset-backed securities collateralized by sub-prime residential mortgage loans	2,017	2.8

Other collateralized debt obligations	1,696	2.4	36.9	26.4	26.1	8.1	2.5
Other asset-backed securities	1,019	1.4	51.6	7.9	22.5	13.9	4.1
Total ABS	$4,732	6.6%

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral.

(in millions)	Fair value at March 31, 2008	% to Total Investments
ABS RMBS
First lien:
Fixed rate (1)	$621	0.9%
Variable rate (1)	982	1.4
Total first lien (2)	1,603	2.3
Second lien:
Insured	309	0.4
Other	88	0.1
Total second lien (3)	397	0.5
Total ABS RMBS	$2,000	2.8%

(1) Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2) The credit ratings of the first lien ABS RMBS were 59.2% Aaa, 33.0% Aa, 7.1% A and 0.7% Baa at March 31, 2008.

(3) The credit ratings of the second lien ABS RMBS were 63.7% Aaa, 2.8% Aa, 2.3% A, 25.2% Baa and 6.0% Ba or lower at March 31, 2008.

ABS RMBS portfolio includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for prime or Alt-A financing terms due in part to an impaired or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  Fair value represents 76.4% of the amortized cost of these securities.  As of March 31, 2008, the ABS RMBS portfolio had net unrealized losses of $616 million.

At March 31, 2008, $421 million or 21.2% of the total ABS RMBS securities that are rated Aaa, Aa, A, Baa and Ba are insured by 4 bond insurers.  $1.60 billion or 80.0% of the portfolio consisted of securities that were issued during 2005, 2006 and 2007.  At March 31, 2008, 67.9% of securities issued during 2005, 2006 and 2007 were rated Aaa, 20.8% rated Aa, 3.4% rated A, 6.3% rated Baa and 1.6% rated Ba or lower.

During the first quarter of 2008, we sold $19 million of ABS RMBS, upon which we recognized a loss of $17 million.  We also collected $65 million of principal repayments consistent with the expected cash flows.

ABS CDO are securities collateralized by a variety of residential mortgage-backed securities and other securities, which may include sub-prime RMBS.  Fair value represents 106.3% of the amortized cost of these securities.  As of March 31, 2008, the ABS CDO portfolio had unrealized gains of $1 million.

Impairment write-downs during the first quarter of 2008 were recorded on our Alt-A, ABS RMBS and ABS CDO totaling $39 million, $21 million and $60 million, respectively.  We did not record any write-downs related to our CRE CDO.  We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral.  In the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures, which could be other-than-temporary, the unrealized losses should reverse over the remaining lives of the securities.

Other collateralized debt obligations totaled $1.70 billion and 97.5% are rated investment grade at March 31, 2008.  Other collateralized debt obligations consist primarily of obligations secured by high yield and investment grade corporate credits including $1.01 billion of collateralized loan obligations; $234 million of synthetic CDOs; $171 million of primarily bank trust preferred CDOs; $96 million of market value CDOs; $45 million of CDOs that invest in other CDOs (“CDO squared”); and $32 million of collateralized bond obligations.  As of March 31, 2008, net unrealized losses on the other collateralized debt obligations were $508 million.

Other asset-backed securities consist primarily of investments secured by portfolios of credit card loans, auto loans, student loans and other consumer and corporate obligations. As of March 31, 2008, the net unrealized losses on these securities were $62 million. Additionally, 25.0% of the other asset-backed securities that are rated Aaa were insured by four bond insurers.

Unrealized net capital losses totaled $878 million as of March 31, 2008, compared to unrealized net capital gains of $417 million at December 31, 2007.  The decline was primarily due to unrealized net capital losses on investment grade fixed income securities as the yields supporting fair values increased, resulting from widening credit spreads that more than offset the effects of declining risk free interest rates, and higher unrealized net capital losses on equity securities totaling $7 million.  We continue to experience volatility in the balance of our unrealized net capital gains and losses as we did between the years 2004/2005 and 2006/2007.  The following table presents total unrealized gains and losses.

	March 31,	December 31,
(in millions)	2008	2007
U.S. government and agencies	$974	$880
Municipal	58	76
Corporate	(179)	111
Foreign government	427	371
Mortgage-backed securities	(62)	(9)
Commercial mortgage-backed securities	(865)	(310)
Asset-backed securities	(1,185)	(670)
Redeemable preferred stock	(2)	—
Fixed income securities	(834)	449
Equity securities	(7)	—
Derivatives	(37)	(32)
Unrealized gains and losses	$(878)	$417

The net unrealized loss for the fixed income portfolio totaled $834 million, comprised of $2.48 billion of unrealized gains and $3.31 billion of unrealized losses at March 31, 2008.  This is compared to a net unrealized gain for the fixed income portfolio totaling $449 million at December 31, 2007, comprised of $2.26 billion of unrealized gains and $1.81 billion of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at March 31, 2008, $3.09 billion or 93.3% were related to investment grade securities and are believed to be primarily interest rate related.  Of the remaining $221 million of unrealized losses in the fixed income portfolio, $183 million or 82.8% were in the corporate fixed income portfolio and primarily comprised securities in the consumer goods, financial services, banking, communications and capital goods sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.

The net unrealized loss for the equity portfolio totaled $7 million, comprised of $5 million of unrealized gains and $12 million of unrealized losses at March 31, 2008.  This is compared to unrealized gains of $5 million and unrealized losses of $5 million at December 31, 2007.  Within the equity portfolio, the losses were primarily concentrated in the financial services and banking sectors.  The unrealized losses in these sectors were company and sector specific.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities, and cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers.  All investments in an unrealized loss position at March 31, 2008 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.

The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

	March 31, 2008				December 31, 2007
	Fixed Income				Fixed Income
(in millions, except number of issues)	Investment Grade	Below Investment Grade	Equity	Total	Investment Grade	Below Investment Grade	Equity	Total

Category (I): Unrealized loss less than 20% of cost(1)
Number of Issues	1,833	229	25	2,087	2,403	227	9	2,639
Fair Value	$18,514	$1,388	$102	$20,004	$22,615	$1,517	$64	$24,196
Unrealized	$(1,175)	$(122)	$(8)	$(1,305)	$(1,129)	$(106)	$(5)	$(1,240)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months(1)
Number of Issues	512	42	1	555	156	18	—	174
Fair Value	$3,681	$238	$8	$3,927	$945	$107	$—	$1,052
Unrealized	$(1,910)	$(99)	$(4)	$(2,013)	$(514)	$(62)	$—	$(576)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months(1)
Number of Issues	1	—	—	1	—	—	—	—
Fair Value	$5	$—	$—	$5	$—	$—	$—	$—
Unrealized	$(7)	$—	$—	$(7)	$—	$—	$—	$—

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months(1)
Number of Issues	—	—	—	—	—	—	—	—
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—
Unrealized	$—	$—	$—	$—	$—	$—	$—	$—

Total Number of Issues	2,346	271	26	2,643	2,559	245	9	2,813
Total Fair Value	$22,200	$1,626	$110	$23,936	$23,560	$1,624	$64	$25,248
Total Unrealized Losses	$(3,092)	$(221)	$(12)	$(3,325)	$(1,643)	$(168)	$(5)	$(1,816)

(1)   For fixed income securities, cost represents amortized cost.

The largest individual unrealized loss was $13 million for category (I) and $25 million for category (II) as of March 31, 2008.

Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market’s evaluation of certain sectors.  The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.  Categories (III) and (IV) have primarily been historically adversely affected by industry and issue specific, or issuer specific conditions.  All of the securities in these categories are monitored for other-than-temporary impairment.  We expect that the fair values of these securities will recover over time.

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate.  As of March 31, 2008, no securities met these criteria.

As of March 31, 2008, we recorded a deferred tax asset of $508 million relating to unrealized and unrecognized net capital losses.  Although realization is not assured, management believes it is more likely than not that this deferred tax asset will be realized based on our assumption that we will be able to fully utilize net capital losses that are ultimately recognized for tax purposes.

We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan.  Restructured fixed income and bank loan investments have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest, which causes us to believe these investments may be classified as problem or restructured in the future.

        The following table summarizes problem, restructured and potential problem fixed income securities and bank loans.

	March 31, 2008			December 31, 2007
(in millions)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$8	$8	—%	$14	$14	—%
Restructured	5	5	—	5	6	—
Potential problem	407	391	0.7	218	172	0.3
Total net carrying value	$420	$404	0.7%	$237	$192	0.3%
Cumulative write- downs recognized (1)	$443			$261

(1)   Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

        We have experienced an increase in the amortized cost of investments categorized as potential problem as of March 31, 2008 compared to December 31, 2007.  The increase was primarily due to additions of certain residential mortgage-backed securities, including Alt-A, Prime and ABS RMBS.  Partly offsetting the increase were impairment write-downs of investments categorized as potential problem at December 31, 2007, including certain ABS CDOs.

        We also evaluated each of these investments through our portfolio monitoring process at March 31, 2008 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of investments in these categories will remain low relative to the total fixed income securities and bank loans portfolios.

Net Investment Income The following table presents net investment income for the three months March 31.

	Three Months Ended
	March 31,
(in millions)	2008	2007

Fixed income securities	$826	$888
Equity securities	1	1
Mortgage loans	146	132
Limited partnership interests	24	12
Short-term	16	23
Other	20	41
Investment income, before expense	1,033	1,097
Investment expense	41	67
Net investment income	$992	$1,030

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in millions)	2008	2007

Investment write-downs	$(204)	$(1)
Dispositions	(67)	34
Valuation of derivative instruments	(202)	(20)
Settlements of derivative instruments	45	9
Realized capital gains and losses, pretax	(428)	22
Income tax benefit (expense)	150	(8)
Realized capital gains and losses, after-tax	$(278)	$14

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

        In the first quarter of 2008, we recognized $24 million of losses related to a change in our intent to hold certain investments with unrealized losses until they recover in value.  The change in our intent was primarily related to strategic asset allocation decisions and ongoing comprehensive reviews of our portfolios as well as a liquidity strategy.  At March 31, 2008, the fair value of securities for which we did not have the intent to hold until recovery totaled $1.01 billion.

Impairment write-downs for the three months ended March 31, 2008 were as follows:

(in millions)
Performing in accordance with anticipated or contractual cash flows
Prime	$(9)
Alt–A
No defaults in underlying collateral	(30)
Defaults lower in capital structure	(9)
Subtotal	(39)
ABS RMBS	(21)
ABS CDO	(60)
Corporate
Mortgage lender	(17)
Bond insurer	(9)
Bond reinsurer – convertible to perpetual security	(20)
Other	(3)
Subtotal (1)	(178)
Departure from anticipated or contractual cash flows
Future cash flows expected –
Residual interest trust security (2)	—
Other	(1)
Subtotal(3)	(1)
Future cash flows very uncertain -
Other CDO	(18)
Subtotal	(19)
Total fixed income securities	$(197)
Total equity securities	$(1)
Total limited partnership interests	$(3)
Total other investments	$(3)

(1)          Written down primarily because of expected deterioration in the performance of the underlying collateral.  For the securities with direct interest in the lender, there have been no defaults, and for securities supported by collateral, defaults have occurred lower in the capital structure.

(2)          Anticipated cash flow on unwind of trust is extended and contingent on recovery to par of the underlying perpetual preferred.

(3)          While $1 million of these fixed income securities write-downs were valued at a significant discount to cost, we believe these securities retain economic value.

Notwithstanding our intent and ability to hold such securities, we concluded that we could not reasonably assert that the recovery period would be temporary.

Net realized capital losses on the valuation and settlement of derivative instruments totaled $157 million for the quarter, primarily comprised $111 million for the valuation of embedded equity options in fixed income securities and $31 million for the valuation of risk reduction programs.

At March 31, 2008, our securities with embedded options totaled $1.38 billion and decreased in fair value from December 31, 2007 by $83 million, primarily comprising realized capital losses related to the valuation of embedded options of $111 million and unrealized net capital gains reported in other comprehensive income (“OCI”) of $28 million for the host security.  The change in the fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in value of the host securities is reported in OCI.  Total fair value exceeded total amortized cost by $37 million at March 31, 2008.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity.  Total fair value exceeded par value by $78 million at March 31, 2008.

Losses from the risk reduction programs, primarily in our duration management programs, were related to changing interest rates and credit spreads as rates declined during the period.

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

        The table below presents the realized capital gains and losses (pretax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy.

	2008			2007	2008 Explanations
($ in millions)	Valuation	Settlements	Total	Total
Risk Reduction
Duration gap management	(46)	8	(38)	1

Interest rate caps, floors and swaps are used to align interest-rate sensitivities of assets and liabilities. The 2008 loss resulted from declining interest rates. The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration. The change in valuation reflects the changing value of expected future settlements, which may vary over the period of the contracts. The loss should be offset in unrealized gain in OCI to the extent it relates to changes in risk-free rates, however any offset was reduced by the impact of widening credit spreads.

Anticipatory hedging	—	37	37	(4)

Futures used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity. 2008 amounts reflect decreases in risk–free interest rates on a net long position as liability issuances exceeded asset acquisitions. The contracts are cash settled daily and can be exited at any time for a minimal additional cost. If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments’ unrealized gain or loss in OCI.

Hedging of interest rate exposure in annuity contracts	(13)	3	(10)	(5)

Interest rate caps used to hedge the effect of changing crediting rates that are indexed to changes in treasury rates on certain annuity contracts. The change in valuation reflects the changing value of expected future settlements including the underlying cost to hedge the treasury-rate index feature. The offset to the product hedging cost is reflected in the base crediting rates on the underlying annuity policies, which is reported in credited interest. The value of expected future settlements and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to the decline in interest rates.

Hedge ineffectiveness	(14)	(2)	(16)	(1)

Foreign currency contracts	—	(3)	(3)	—

Other	(1)	—	(1)	—
Total Risk reduction	$(74)	$43	$(31)	$(9)

Income generation
Asset replication – credit exposure	$(17)	$2	$(15)	$—

Credit default swaps are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. The credit default swaps typically have five–year terms for which we receive periodic premiums through expiration. The changes in valuation are due to the widening credit spreads, and would only be converted to cash upon disposition or a default on an underlying credit obligation. Valuation gains and losses will reverse if allowed to expire.

	2008			2007	2008 Explanations
($ in millions)	Valuation	Settlements	Total	Total
Accounting
Equity indexed notes –	$(86)	$—	$(86)	$(4)

Equity–indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon sale. In the event the economic value of the options is not realized, we will recover the par value if held to maturity. Fair value exceeded par value by $65 million at March 31, 2008. The following table compares the March 31, 2008 holdings to their December 31, 2007 values.

($ in millions)	March 31, 2008	March 31, 2008 holdings @ December 31, 2007	Change
Par value	$800	$800	$—
Amortized cost of host contract	$500	$497	$3
Fair value of equity–indexed call option	336	422	(86)
Total amortized cost	$836	$919	$(83)
Total Fair value	$865	$924	$(59)
Unrealized gain/loss	$29	$5	$24

Conversion options in fixed income securities	(25)	—	(25)	2

Convertible bonds are fixed income securities that contain embedded options. Changes in valuation of the embedded option are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value if held to maturity. Fair value exceeded par value by $13 million at March 31, 2008. The following table compares the March 31, 2008 holdings to their December 31, 2007 values.

					($ in millions)	March 31, 2008	March 31, 2008 holdings @ December 31, 2007	Change
					Par value	$506	$506	$—
					Amortized cost of host contract	$348	$351	$(3)
					Fair value of conversion option	163	188	(25)
					Total amortized cost	$511	$539	$(28)
					Total Fair value	$519	$543	$(24)
					Unrealized gain/loss	$8	$4	$4
Total accounting	$(111)	$—	$(111)	$(2)

Total	$(202)	$45	$(157)	$(11)

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and debt, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

(in millions)	March 31, 2008	December 31, 2007
Common stock, retained income and other shareholder’s equity items	$4,750	$4,847
Accumulated other comprehensive income	(485)	(84)
Total shareholder’s equity	4,265	4,763
Debt	200	200
Total capital resources	$4,465	$4,963

Shareholder’s equity decreased in the first quarter of 2008, due to higher unrealized net capital losses on investments and a net loss for the first quarter of 2008 compared to net income in the first quarter of 2007, partially offset by a non-cash capital contribution that was recorded in connection with a reinsurance transaction with an unconsolidated affiliate.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, AIC’s ratings and other factors.  There have been no changes to our insurance financial strength ratings since December 31, 2007.

Effective May 8, 2008, the Company, AIC and The Allstate Corporation (“the Corporation”) entered into a one-year Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) replacing the Intercompany Liquidity Agreement between the Company and AIC, dated January 1, 2008.  The agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Company and AIC each serve as a lender and borrower and the Corporation serves only as a lender. See Note 2 to the Condensed Consolidated Financial Statements for further details.

Liquidity Sources and Uses As reflected in our Condensed Consolidated Statements of Cash Flows, lower operating cash flows in the first three months of 2008, compared to the first three months of 2007, were primarily related to a decrease in investment income and premiums.

Cash flows from investing activities increased in the first three months of 2008, compared to the first three months of 2007, primarily due to sales of fixed income securities, reduction in fixed income security purchases partially offset by an increase in short-term security purchases.

Cash flows used in financing activities increased in the first three months of 2008, compared to the first three months of 2007, primarily due to increases in maturities and retirements of institutional products.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

In addition to a capital and support agreement with AIC and intercompany liquidity agreement with AIC and the Corporation, which provide a maximum amount of potential funding under each agreement of $1.00 billion, we also have access to additional borrowing to support liquidity through The Allstate Corporation as follows:

•                  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2008, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  The primary credit facility covers short-term liquidity requirements.  The $1.00 billion unsecured revolving credit facility, has an initial term of five years expiring in 2012 with an extension that can be exercised in 2009 upon approval of existing or replacement lenders providing more than two thirds of the commitments to lend.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that The Allstate Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at March 31, 2008 was 21.2%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under this line of credit during the first three months of 2008. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by The Allstate Corporation with the Securities and Exchange Commission in May 2006.  The Allstate Corporation can use it to issue an unspecified amount of debt securities, common stock (including 346 million shares of treasury stock as of March 31, 2008), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.  The specific terms of any securities The Allstate Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 6 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of Allstate Life Insurance Company Annual Report on Form 10-K for 2007.

Item 5.  Other Information

On May 9, 2008, the Registrant entered into an Amended Intercompany Liquidity Agreement effective as of May 8, 2008. This agreement amends and restates the Intercompany Liquidity Agreement between the Registrant and Allstate Insurance Company effective as of January 1, 2008. Pursuant to this amended and restated agreement attached hereto as Exhibit 10.2, The Allstate Corporation is added as a party to the agreement, as a lender only. The Registrant is a wholly owned subsidiary of Allstate Insurance Company, a wholly owned subsidiary of The Allstate Corporation.

Item 6.  Exhibits

(a)	Exhibits
An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)
May 13, 2008
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

10.1

Investment Sub-Advisory Agreement between Allstate Institutional Advisors, LLC and Allstate Investment Management Company effective as of March 30, 2008. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed April 24, 2008.

10.2	Amended and Restated Intercompany Liquidity Agreement between Allstate Insurance Company, Allstate Life Insurance Company and The Allstate Corporation effective as of May 8, 2008.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 12, 2008, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1