Form 10-Q
period 2008-06-30
ALLSTATE LIFE INSURANCE CO
filed 2008-08-08
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 8, 2008, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues
Premiums	$126	$122	$237	$277
Contract charges	246	230	487	458
Net investment income	922	1,053	1,914	2,083
Realized capital gains and losses	(932)	104	(1,360)	126
	362	1,509	1,278	2,944

Costs and expenses
Contract benefits	343	331	684	705
Interest credited to contractholder funds	549	660	1,159	1,295
Amortization of deferred policy acquisition costs	(56)	166	(6)	281
Operating costs and expenses	101	73	191	160
Restructuring and related charges	—	(1)	—	(1)
	937	1,229	2,028	2,440

Gain (loss) on disposition of operations	—	2	(9)	3

(Loss) income from operations before income tax (benefit) expense	(575)	282	(759)	507

Income tax (benefit) expense	(207)	95	(276)	171

Net (loss) income	$(368)	$187	$(483)	$336

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
($ in millions, except par value data)	2008	2007
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $52,885 and $58,020)	$51,873	$58,469
Mortgage loans	9,739	9,901
Equity securities, at fair value (cost $150 and $102)	150	102
Limited partnership interests	1,150	994
Short-term	5,599	386
Policy loans	773	770
Other	1,471	1,792

Total investments	70,755	72,414

Cash	224	185
Deferred policy acquisition costs	4,738	3,905
Reinsurance recoverables	3,445	3,410
Accrued investment income	598	652
Other assets	957	622
Deferred income taxes	149	—
Separate Accounts	12,438	14,929

Total assets	$93,304	$96,117

Liabilities
Contractholder funds	$60,886	$60,464
Reserve for life-contingent contract benefits	12,348	12,598
Unearned premiums	32	33
Payable to affiliates, net	136	206
Other liabilities and accrued expenses	2,929	2,823
Deferred income taxes	—	101
Long-term debt	250	200
Separate Accounts	12,438	14,929

Total liabilities	89,019	91,354

Commitments and Contingent Liabilities (Note 6)

Shareholder’s Equity
Redeemable preferred stock – series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock – series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,475	1,108
Retained income	3,251	3,734
Accumulated other comprehensive income:
Unrealized net capital gains and losses	(446)	(84)

Total accumulated other comprehensive loss	(446)	(84)

Total shareholder’s equity	4,285	4,763

Total liabilities and shareholder’s equity	$93,304	$96,117

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
($ in millions)	2008	2007
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(483)	$336

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(183)	(145)
Realized capital gains and losses	1,360	(126)
Loss (gain) on disposition of operations	9	(3)
Interest credited to contractholder funds	1,159	1,295
Changes in:
Contract benefit and other insurance reserves	(323)	(105)
Unearned premiums	(2)	(1)
Deferred policy acquisition costs	(309)	27
Reinsurance recoverables, net	2	(145)
Income taxes	(249)	29
Other operating assets and liabilities	(54)	(60)
Net cash provided by operating activities	927	1,102

Cash flows from investing activities
Proceeds from sales:
Fixed income securities	6,755	5,695
Equity securities	63	41
Limited partnerships	52	135
Mortgage loans	191	—
Other investments	127	79
Investment collections:
Fixed income securities	1,229	1,597
Mortgage loans	372	892
Other investments	67	260
Investment purchases:
Fixed income securities	(3,853)	(7,149)
Equity securities	(106)	(44)
Limited partnerships	(219)	(372)
Mortgage loans	(436)	(1,314)
Other investments	(64)	(459)
Change in short-term investments, net	(4,658)	74
Change in other investments, net	(220)	83
Net cash used in investing activities	(700)	(482)

Cash flows from financing activities
Note payable to parent	—	(500)
Redemption of redeemable preferred stock	—	(11)
Contractholder fund deposits	6,844	4,722
Contractholder fund withdrawals	(7,032)	(4,933)
Net cash used in financing activities	(188)	(722)
Net increase (decrease) in cash	39	(102)
Cash at beginning of the period	185	273
Cash at end of period	$224	$171

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

The condensed consolidated financial statements and notes as of June 30, 2008, and for the three-month and six-month periods ended June 30, 2008 and 2007 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2008 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Premiums and Contract Charges

The following table summarizes premiums and contract charges by product.

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2008	2007	2008	2007
Premiums
Traditional life insurance	$71	$61	$131	$130
Immediate annuities with life contingencies	36	52	66	129
Other	19	9	40	18
Total premiums	126	122	237	277

Contract charges
Interest-sensitive life insurance	232	210	460	420
Fixed annuities	13	19	26	37
Variable annuities	1	1	1	1
Total contract charges	246	230	487	458
Total premiums and contract charges	$372	$352	$724	$735

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

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, which permits fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year after September 15, 2006.  The Company elected not to remeasure existing hybrid financial instruments that contained embedded derivatives requiring bifurcation at the date of adoption pursuant to paragraph 12 or 13 of SFAS No. 133.  The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48”)

The FASB issued FIN 48 in July 2006 and the related staff position in May 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006.  No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments That are Recorded At Fair Value Through Earnings (“SAB 109”)

In October 2007, the SEC issued SAB 109, a replacement of SAB 105, “Application of Accounting Principles to Loan Commitments”.  SAB 109 is applicable to both loan commitments accounted for under SFAS No. 133, and other loan commitments for which the issuer elects fair value accounting under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SAB 109 states that the expected net future cash flows related to the servicing of a loan should be included in the fair value measurement of a loan commitment accounted for at fair value through earnings.  The expected net future cash flows associated with loan servicing should be determined in accordance with the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, as amended by SFAS No. 156, “Accounting for Servicing of Financial Assets”.  SAB 109 should be applied on a prospective basis to loan commitments accounted for under SFAS No. 133 that were issued or modified in fiscal quarters beginning after December 15, 2007.  Earlier adoption was not permitted.  The adoption of SAB 109 did not have a material impact on the Company’s results of operations or financial position.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB

Statement No. 157” (“FSP 157-2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non-recurring basis as of January 1, 2008.  Consistent with the provisions of FSP 157-2, the Company decided to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009.  The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or financial position (see Note 4).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 was effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008.  Consequently, the initial adoption of SFAS No. 159 had no impact on the Company’s results of operations or financial position.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”.  FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The adoption of FSP FIN 39-1 did not have a material impact on the Company’s results of operations or financial position.

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

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133.  The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity’s financial position, results of operations, and cash flows.  The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-related contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial statements.  SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only.  SFAS No. 161 affects disclosures and therefore will not impact the Company’s results of operations or financial position.

2.    Related Party Transactions

Capital contributions

In June 2008, the Company received a capital contribution from its parent AIC of $349 million, which was recorded as additional capital paid-in on the Condensed Consolidated Statements of Financial Position.  The capital contribution included fixed income securities of $337 million, accrued investment income of $5 million and cash of $7 million.  Additionally, in June 2008, the Board of Directors of AIC authorized AIC to make up to $400 million in funds available to the Company on or before September 1, 2008 through one or any combination of the following methods:  by making one or more capital contributions in cash or securities, by providing a guaranty or guaranties, or by purchasing one or more surplus notes or other securities.

  The Company and AIC have a Capital Support Agreement that went into effect in 2007.  Under the terms of this agreement, AIC agrees to provide capital to maintain the amount of statutory capital and surplus necessary to maintain a company action level risk-based capital (“RBC”) ratio of at least 150%.  AIC’s obligation to provide capital to the Company under the agreement is limited to an aggregate amount of $1 billion.  Discretionary capital contributions made by AIC outside of the terms of this agreement, including the $349 million contribution made in June 2008, do not reduce AIC’s $1 billion obligation.  In exchange for providing this capital, the Company will pay AIC an annual commitment fee of 1% of the amount of the Capital and Surplus maximum that remains available on January 1 of such year.  The Company or AIC have the right to terminate this agreement when: 1) the Company qualifies for a financial strength rating from Standard and Poor’s, Moody’s or A.M. Best, without giving weight to the existence of this agreement, that is the same or better than its rating with such support; or 2) the Company’s RBC ratio is at least 300% or 3) AIC no longer directly or indirectly owns at least 50% of the voting stock of the Company.  At June 30, 2008, no capital had been provided by AIC under this agreement.

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

Debt

On May 28, 2008, under an existing agreement with Kennett Capital, Inc. (“Kennett”), an unconsolidated affiliate of ALIC, ALIC sold Kennett a $50 million redeemable surplus note issued by ALIC Reinsurance Company (“ALIC Re”), a wholly owned subsidiary of ALIC.  The surplus note is due June 1, 2038 with an initial rate of 5.93% that will reset every ten years to the then current ten year Constant Maturity Treasury yield (“CMT”), plus 2.09%.   As payment, Kennett issued a full recourse note due June 1, 2038 to ALIC for the same amount with an initial interest rate of 5.73% that will reset every ten years to the then current ten year CMT, plus 1.89%.  The note due from Kennett is classified as other investments and the related surplus note is classified as long-term debt in the Condensed Consolidated Statements of Financial Position.

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

3.    Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities and limited partnerships, totaled $9 million and $29 million for the six-month periods ended June 30, 2008 and 2007, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending and other business activities and for funds received from the Company’s security repurchase business activities are reported in either other liabilities and accrued expenses or other invested assets as permitted under FSP FIN 39-1 in the Condensed Consolidated Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

	Six months ended
	June 30,
($ in millions)	2008	2007
Net change in fixed income securities	$236	$(732)
Net change in short-term investments	(527)	(446)
Operating cash flow used	$(291)	$(1,178)

Liabilities for collateral and security repurchase, beginning of year	$(1,817)	$(2,294)
Liabilities for collateral and security repurchase, end of period	(2,108)	(3,472)
Operating cash flow provided	$291	$1,178

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

In determining fair value, the Company principally uses the market approach which generally utilizes market data for the same or similar instruments.  To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies.  SFAS No. 157 establishes a hierarchy for inputs used in determining fair value that maximize the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans, and thus are only categorized in the fair value hierarchy when held at fair value on a non-recurring basis.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented as combined instruments in fixed income securities.

 Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources.  In the absence of sufficient observable inputs, unobservable inputs reflect the Company’s estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.

Pursuant to SFAS No. 157, fair value is a market-based measure, considered from the perspective of a market participant who owns an asset or owes a liability.  Accordingly, when market observable data is not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption.  In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments.  This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3.

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

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities on a Recurring Basis

Level 1 Measurements

Fixed Income Securities:  U.S. treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Equity Securities:  Comprise actively traded, exchange listed U.S. and international equity securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Short-term:  Comprise actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.

Separate Account Assets:  Comprise actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access.  Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

Level 2 Measurements

Fixed Income Securities:

Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Also includes privately placed securities totaling $3.8 billion that are valued based on market-observable external ratings from independent third party rating agencies.

Municipal:  Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Included in municipals are $8 million of auction rate securities (“ARS”) other than those backed by student loans.  ARS backed by student loans are included in Level 3.

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

Short-term:  Commercial paper and other short-term are valued based on inputs including amortized cost, which approximates fair value, and quoted prices for identical or similar assets in markets that are not active.

Other Investments:  Free-standing exchange listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.

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

Contractholder Funds:  Derivatives embedded in certain annuity contracts are valued based on internal models that rely on inputs such as interest rate yield curves and equity index volatility assumptions that are market observable for substantially the full term of the contract.  The valuation techniques are widely accepted in the financial services industry and do not include significant judgment.

Level 3 Measurements

Fixed Income Securities

Corporate:  Valued based on non–binding broker quotes and are categorized as Level 3.

Corporate Privately Placed Securities:  Valued based on non-binding broker quotes and models that are widely accepted in the financial services industry and use internally assigned credit ratings as inputs and instrument specific inputs.  Instrument specific inputs used in internal fair value determinations include: coupon rate, weighted average life, sector of the issuer and call provisions.  Privately placed securities are categorized as Level 3 as a result of the significance of non-market observable inputs.  The $10.8 billion of privately placed fixed income securities included in Level 3 comprise $9.3 billion valued using an internal model and $1.5 billion valued using non-binding broker quotes.  The internally modeled securities are valued based on internal ratings, which are not observable in the market.  Multiple internal ratings comprise a National Association of Insurance Commissioners (“NAIC”) rating category and when used in the internal model provide a more refined determination of fair value.  The Company’s internal ratings are primarily consistent with the NAIC ratings which are generally updated annually.

ABS RMBS; Alt–A Residential Mortgage-backed Securities (“Alt-A”):  ABS RMBS and Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.  Certain ABS RMBS and Alt-A are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all ABS RMBS and Alt-A are categorized as Level 3.

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

Municipals:  Certain distressed municipal securities for which valuation is based on valuation models that are widely accepted in the financial services industry and require projections of future cash flows that are not market–observable are included in Level 3.  Included in this category are $745 million of ARS that are backed by student loans.  ARS backed by student loans are valued based on a discounted cash flow model with certain inputs to the valuation model that are significant to the valuation, but are not market observable, including estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.

Other Investments:  Certain free-standing OTC derivatives, such as caps, floors, certain credit default swaps and OTC options (including swaptions), are valued using valuation models that are widely accepted in the financial services industry.  Inputs include non-market observable inputs such as volatility assumptions that are significant to the valuation of the instruments.

Contractholder Funds:  Derivatives embedded in annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for a block of contractholder liabilities that contain certain embedded derivatives.  The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data.  These are categorized as Level 3 as a result of the significance of non-market observable inputs.

Financial Assets and Financial Liabilities on a Non-recurring Basis

Mortgage loans, limited partnerships and other investments written–down to fair value in connection with recognizing other–than–temporary impairments are primarily valued using valuation models that are widely accepted in the financial services industry.  Inputs include non–market observable inputs such as credit spreads.  At June 30, 2008, the fair value of mortgage loans, limited partnerships and other investments totaled $254 million and were categorized as Level 3.

Reserves on a closed block of policies expected to be transferred through a future reinsurance agreement to an unrelated third party are valued based on significant non–observable inputs.  At June 30, 2008, the fair value of Reserves for life–contingent contract benefits on a closed block of policies totaled $89 million and were categorized as Level 3.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2008:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Other Valuations and	Balance as of
($ in millions)	(Level 1)	(Level 2)	(Level 3)	Netting	June 30, 2008
Financial assets:
Fixed income securities	$463	$34,050	$17,360		$51,873
Equity securities	16	107	27		150
Short–term investments	396	4,609	—		5,005
Other investments:
Free-standing derivatives	—	581	44		625
Total recurring basis assets	875	39,347	17,431		57,653
Non-recurring basis	—	—	254		254
Valued at cost, amortized cost or using the equity method				$13,242	13,242
Counterparty and cash collateral netting (1)				(394)	(394)
Total investments	875	39,347	17,685	12,848	70,755
Separate account assets	12,438	—	—	—	12,438
Other assets	1	—	2	—	3

Total financial assets	$13,314	$39,347	$17,687	$12,848	$83,196
% of Total financial assets	16.0%	47.3%	21.3%	15.4%	100.0%

Financial liabilities:
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(50)	$(20)		$(70)
Other liabilities:
Free-standing derivatives	—	(398)	(69)		(467)
Non-recurring basis	—	—	(89)		(89)
Counterparty and cash collateral netting (1)				$243	243
Total financial liabilities	$—	$(448)	$(178)	$243	$(383)
% of Total financial liabilities	0.0%	117.0%	46.5%	(63.5)%	100.0%

(1)          In accordance with FSP FIN 39-1, the Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At June 30, 2008, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $151 million.

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

The following table provides a summary of changes in fair value during the three–month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

								Total Gains (Losses)
		Total realized and unrealized Gains (Losses) included in:			Net			included in Net Income for
($ in millions)	Balance as of March 31, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Transfers In and/or (Out) of Level 3	Balance as of June 30, 2008		Instruments Still Held at June 30, 2008 (4)
Financial assets
Fixed income securities	$17,737	$(669)	$196	$(501)	$597	$17,360		$(664)
Equity securities	57	(1)	(3)	13	(39)	27		(1)
Other investments:
Free-standing derivatives, net	(35)	—	—	10	—	(25	)(2)	32
Total investments	17,759	(670)	193	(478)	558	17,362	(3)	(633)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$17,761	$(670)	$193	$(478)	$558	$17,364		$(633)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(10)	$(11)	$—	$1	$—	$(20)		$(11)
Total recurring Level 3 financial liabilities	$(10)	$(11)	$—	$1	$—	$(20)		$(11)

(1)

The amounts above total $(681) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(682) million in Realized capital gains and losses; $13 million in Net investment income; $(1) million in Interest credited to contractholder funds; and $(11) million in contract benefits.

(2)	Comprises $44 million of financial assets and $(69) million of financial liabilities.
(3)	Comprises $17.43 billion of investments and $(69) million of free-standing derivatives included in financial liabilities.
(4)

The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3.  These gains and losses total $(644) million and are reported in the Condensed Consolidated Statements of Operations as follows:  $(646) million in Realized capital gains and losses; $13 million in Net inve stment income; and $(11) million in contract benefits.

The following table provides a summary of changes in fair value during the six–month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:			Net			Total Gains (Losses) included in Net Income for
($ in millions)	Balance as of January 1, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Transfers In and/or (Out) of Level 3	Balance as of June 30, 2008		Instruments Still Held at June 30, 2008 (4)
Financial assets
Fixed income securities	$18,830	$(828)	$(545)	$(858)	$761	$17,360		$(819)
Equity securities	61	(2)	(6)	13	(39)	27		(2)
Other investments:
Free-standing derivatives, net	(6)	(31)	—	12	—	(25	)(2)	14
Total investments	18,885	(861)	(551)	(833)	722	17,362	(3)	(807)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$18,887	$(861)	$(551)	$(833)	$722	$17,364		$(807)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(25)	$—	$1	$—	$(20)		$(25)
Total recurring Level 3 financial liabilities	$4	$(25)	$—	$1	$—	$(20)		$(25)

(1)

The amounts above total $(886) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(882) million in Realized capital gains and losses; $25 million in Net investment income; $(4) million in Interest credited to contractholder funds and; $(25) million in contract benefits.

(2)	Comprises $44 million of financial assets and $(69) million of financial liabilities.
(3)	Comprises $17.43 billion of investments and $(69) million of free-standing derivatives included in financial liabilities.
(4)

The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3.  These gains and losses total $(832) million and are reported in the Condensed Consolidated Statements of Operations

as follows:  $(831) million in Realized capital gains and losses; $25 million in Net investment income; $(1) million in Interest credited to contractholder funds; and $(25) million in contract benefits.

5.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2008	2007	2008	2007

Premiums and contract charges
Direct	$569	$580	$1,128	$1,178
Assumed
Affiliate	15	4	30	8
Non-affiliate	6	6	12	13
Ceded—non-affiliate	(218)	(238)	(446)	(464)

Premiums and contract charges, net of reinsurance	$372	$352	$724	$735

The effects of reinsurance on contract benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2008	2007	2008	2007

Contract benefits
Direct	$488	$494	$983	$993
Assumed
Affiliate	9	1	18	5
Non-affiliate	8	6	14	14
Ceded—non-affiliate	(162)	(170)	(331)	(307)

Contract benefits, net of reinsurance	$343	$331	$684	$705

The effects of reinsurance on interest credited to contractholder funds are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2008	2007	2008	2007

Interest credited to contractholder funds
Direct	$551	$662	$1,164	$1,303
Assumed
Affiliate	3	4	6	7
Non-affiliate	3	5	7	9
Ceded—non-affiliate	(8)	(11)	(18)	(24)

Interest credited to contractholder funds, net of reinsurance	$549	$660	$1,159	$1,295

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $196 million at June 30, 2008.  The obligations associated with these fixed income securities expire at various times during the next six years.

Related to the disposal through reinsurance of substantially all of our variable annuity business to Prudential Financial, Inc. and its subsidiary in 2006, the Company has agreed to indemnify Prudential for certain pre–closing contingent liabilities (including extra–contractual liabilities of the Company and liabilities specifically excluded from the transaction) that the Company has agreed to retain.  In addition, the Company will indemnify Prudential for certain post–closing liabilities that may arise from the acts of the Company and its agents, including in connection with the Company’s provision of transition services.  The Reinsurance Agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short–Duration and Long–Duration Contracts”.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or the financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2008.

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

•                  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  In June 2008, the Eight Circuit Court of Appeals affirmed summary judgment in the EEOC’s favor.  AIC filed a petition for rehearing en banc.

•                  AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  Plaintiffs allege that they were constructively discharged so that Allstate could avoid paying ERISA and other benefits offered under the reorganization.  They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours.  The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007.  Fifteen individuals opted out.  AIC’s motions for judgment on the pleadings were partially granted.  In May 2008, the Court granted summary judgment in AIC’s favor on all class claims.  Plaintiffs moved for reconsideration and in the alternative to decertify the class.  AIC opposed this motion and filed a motion for summary judgment with respect to the remaining non–class claim.

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

7.    Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

	Three months ended June 30,
	2008			2007
($ in millions)	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized holding losses arising during the period, net of related offsets	$(843)	$296	$(547)	$(437)	$153	$(284)
Less: reclassification adjustment of realized capital gains and losses	(902)	316	(586)	(42)	15	(27)
Unrealized net capital gains and losses	59	(20)	39	(395)	138	(257)
Other comprehensive income (loss)	$59	$(20)	39	$(395)	$138	(257)

Net (loss) income			(368)			187
Comprehensive loss			$(329)			$(70)

	Six months ended June 30,
	2008			2007
($ in millions)	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding losses arising during the period, net of related offsets	$(1,678)	$587	$(1,091)	$(286)	$100	$(186)
Less: reclassification adjustment of realized capital gains and losses	(1,121)	392	(729)	(4)	1	(3)
Unrealized net capital gains and losses	(557)	195	(362)	(282)	99	(183)
Other comprehensive loss	$(557)	$195	(362)	$(282)	$99	(183)

Net (loss) income			(483)			336
Comprehensive (loss) income			$(845)			$153

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company:

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”, an affiliate of The Allstate Corporation) as of June 30, 2008, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

August 7, 2008

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

HIGHLIGHTS

•                  Net loss of $368 million and $483 million in the second quarter and first six months of 2008, respectively, driven by realized capital losses, compared to net income of $187 million and $336 million in the second quarter and first six months of 2007, respectively.

•                  Net realized capital losses of $932 million and $1.36 billion in the second quarter and first six months of 2008, respectively, compared to net realized capital gains of $104 million and $126 million in the second quarter and first six months of 2007, respectively.

•                  Contractholder fund deposits totaled $4.06 billion and $6.75 billion for the second quarter and first six months of 2008, respectively, compared to $2.50 billion and $4.73 billion for the second quarter and first six months of 2007, respectively.

•                  Investments as of June 30, 2008 decreased 2.3% from December 31, 2007 and net investment income decreased 12.4% and 8.1% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.

OPERATIONS

Summarized financial data is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Revenues
Premiums	$126	$122	$237	$277
Contract charges	246	230	487	458
Net investment income	922	1,053	1,914	2,083
Realized capital gains and losses	(932)	104	(1,360)	126
Total revenues	362	1,509	1,278	2,944

Costs and expenses
Contract benefits	(343)	(331)	(684)	(705)
Interest credited to contractholder funds	(549)	(660)	(1,159)	(1,295)
Amortization of DAC	56	(166)	6	(281)
Operating costs and expenses	(101)	(73)	(191)	(160)
Restructuring and related charges	—	1	—	1
Total costs and expenses	(937)	(1,229)	(2,028)	(2,440)

Gain (loss) on disposition of operations	—	2	(9)	3
Income tax benefit (expense)	207	(95)	276	(171)
Net (loss) income	$(368)	$187	$(483)	$336

Investments at June 30			$70,755	$75,343

Net loss in the second quarter of 2008 of $368 million compared to net income of $187 million in the same period of 2007, and a net loss of $483 million in the first six months of 2008, compared to net income of $336 million in the first six months of 2007.  The change was the result of the recognition of net realized capital losses in 2008 compared to net realized capital gains in 2007.

Analysis of Revenues Total revenues decreased 76.0% or $1.15 billion in the second quarter of 2008 and decreased 56.6% or $1.67 billion in the first six months of 2008, compared to the same periods of 2007, due mostly to the recognition of net realized capital losses in the current year periods compared to net realized capital gains in the prior year periods, and, to a much lesser extent, lower net investment income in the current year periods compared to the prior year periods.  Premiums and contract charges increased in the second quarter of 2008 but declined in the first six months of 2008.

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

The following table summarizes premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Premiums
Traditional life insurance	$71	$61	$131	$130
Immediate annuities with life contingencies	36	52	66	129
Other	19	9	40	18
Total premiums	126	122	237	277

Contract charges
Interest-sensitive life insurance	232	210	460	420
Fixed annuities	13	19	26	37
Variable annuities	1	1	1	1
Total contract charges (1)	246	230	487	458

Total premiums and contract charges	$372	$352	$724	$735

(1)          Total contract charges for the second quarter of 2008 and 2007 include contract charges related to the cost of insurance of $164 million and $150 million, respectively.  Total contract charges for the first six months of 2008 and 2007 include contract charges related to the cost of insurance of $327 million and $300 million, respectively.

Total premiums increased 3.3% and decreased 14.4% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.  In the second quarter of 2008, higher sales of traditional life insurance and increased premium assumed from a reinsurance agreement with an unconsolidated affiliate were partially offset by a decline in sales of life contingent immediate annuities due to competitive market conditions.  In the first six months of 2008, a decline in sales of life contingent immediate annuities and higher reinsurance premiums on life insurance were partially offset by increased premium assumed from a reinsurance agreement with an unconsolidated affiliate.

Contract charges increased 7.0% and 6.3% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007 due primarily to higher contract charges on interest-sensitive life insurance policies resulting from increased contract charge rates and growth in business in force, partially offset by decreased contract charges on fixed annuities resulting primarily from lower surrender charges.

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

The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Contractholder funds, beginning balance	$60,191	$61,014	$60,464	$60,565

Deposits
Fixed annuities	1,237	879	1,923	1,575
Institutional products (funding agreements)	2,498	1,300	4,158	2,500
Interest-sensitive life insurance	325	323	665	655
Other	1	1	1	1
Total deposits	4,061	2,503	6,747	4,731

Interest credited	586	659	1,197	1,304

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(2,243)	(1,243)	(4,130)	(1,995)
Benefits	(419)	(416)	(880)	(831)
Surrenders and partial withdrawals	(1,051)	(1,120)	(2,034)	(2,111)
Contract charges	(202)	(183)	(399)	(365)
Net transfers from separate accounts	7	3	12	6
Fair value hedge adjustments for institutional products	(67)	(17)	(1)	(34)
Other adjustments (1)	23	(27)	(90)	(97)
Total maturities, benefits, withdrawals and other adjustments	(3,952)	(3,003)	(7,522)	(5,427)
Contractholder funds, ending balance	$60,886	$61,173	$60,886	$61,173

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

Contractholder funds increased 1.2% in the second quarter of 2008, compared to an increase of 0.3% in the second quarter of 2007, and increased 0.7% in the first six months of 2008, compared to an increase of 1.0% in the same period in the prior year.  Average contractholder funds decreased 0.9% and 0.3% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.

Contractholder deposits increased 62.2% and 42.6% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.  These increases were primarily due to higher deposits on institutional products and, to a lesser extent, higher deposits on fixed annuities.  Deposits on institutional products increased 92.2% and 66.3% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.  Sales of our institutional products vary from period to period based on management’s assessment of market conditions, investor demand and operational priorities. Deposits on fixed annuities increased 40.7% and 22.1% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007, due primarily to an improved sales environment for fixed annuities relative to competing products resulting from a steeper interest rate yield curve.

Maturities and retirements of institutional products increased 80.5% and 107.0% in the second quarter and first six months of 2008, respectively, compared to the same periods in the prior year.  During the second quarter and first six months of 2008, we acquired in the secondary market and retired $1.14 billion and $2.39 billion, respectively, of institutional market deposits for which investors had elected to non-extend their maturity.  In addition, $986 million have been called and will be retired in July 2008.  Total non-extended institutional market deposits were $3.12 billion as of June 30, 2008, all of which become due no later than the end of the first quarter of 2009.  We have accumulated, and expect to maintain, short-term investments to retire these obligations. We expect reduced future earnings on our institutional products, because the crediting rate on contracts issued during 2008 is higher than the crediting rate on contracts that have been or will be retired during the year.

Surrenders and partial withdrawals decreased 6.2% and 3.6% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.  These declines were mostly due to lower surrenders and partial withdrawals on fixed annuities, partially offset by higher surrenders and partial withdrawals on interest-sensitive life products.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 9.7% and 9.9% for the first six months of 2008 and 2007, respectively.

Net investment income decreased 12.4% and 8.1% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.  The declines were primarily due to lower investment yields on floating rate assets, lower yields on increased short-term investment balances held to offset reduced liquidity in some asset classes and the maturity of institutional markets funding agreements, and lower investment balances reflecting dividends paid to our parent Allstate Insurance Company (“AIC”) in 2007.

Realized capital gains and losses reflected net losses of $932 million and $1.36 billion in the second quarter and first six months of 2008, respectively, compared with net gains of $104 million and $126 million in the second quarter and first six months of 2007, respectively.  For further discussion of realized capital gains and losses, see the Investments section of MD&A.

Analysis of Costs and Expenses Total costs and expenses decreased 23.8% and 16.9% in the second quarter and first six months of 2008, respectively, compared with the same periods of 2007, due mostly to lower amortization of deferred policy acquisition costs (“DAC”) and interest credited to contractholder funds partially offset by higher operating costs and expenses.

Contract benefits increased 3.6% or $12 million in the second quarter of 2008 compared to the second quarter of 2007 and decreased 3.0% or $21 million in the first six months of 2008 compared to the same period in 2007.  The increase in the second quarter of 2008 was due to higher contract benefits on life insurance products resulting primarily from increased insurance in-force and slightly unfavorable mortality experience, partially offset by lower contract benefits on annuities due primarily to the impact of lower sales of immediate annuities with life contingencies on reserve changes partly offset by unfavorable mortality experience.  The decrease in the first six months of 2008 was due to lower contract benefits on annuities resulting primarily from the impact of lower sales of immediate annuities with life contingencies on reserve changes, partially offset by higher contract benefits on life insurance products due primarily to increased insurance in-force and slightly unfavorable mortality experience, partially offset by the recognition in the prior year of litigation related costs in the form of additional policy benefits.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $137 million and $138 million in the second quarter of 2008 and 2007, respectively, and totaled $276 million and $275 million in the first six months of 2008 and 2007, respectively.  The benefit spread by product group is disclosed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Life insurance	$92	$85	$182	$161
Annuities	(8)	(6)	(26)	(14)
Total benefit spread	$84	$79	$156	$147

Interest credited to contractholder funds decreased 16.8% or $111 million in the second quarter of 2008 compared to the second quarter of 2007 and 10.5% or $136 million in the first six months of 2008 compared to the same period of 2007.  These decreases were due primarily to a decline in average contractholder funds and lower weighted average interest crediting rates on institutional products due to declines in market interest rates on floating rate obligations.  Amortization of deferred sales inducements (“DSI”) reflected a credit to income of $24 million and $15 million in the second quarter and first six months of 2008, respectively, compared to a charge to income of $18 million and $29 million in the second quarter and first six months of 2007, respectively. The changes of $42 million and $44 million in the second quarter and first six months of 2008, respectively, compared to the same periods in the prior year, were predominantly the result of realized capital losses recorded in the current year periods on assets that support fixed annuities. We expect an increased rate of DSI amortization in future periods as a result of the deceleration of amortization recorded in the second quarter of 2008.

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

The investment spread by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007
Annuities	$132	$129	$247	$258
Life insurance	14	12	29	29
Institutional products	16	20	43	45
Net investment income on investments supporting capital	74	94	160	181
Total investment spread	$236	$255	$479	$513

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates on investment type products and investment spreads on investment type products for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2008	2007	2008	2007	2008	2007
Interest-sensitive life insurance	6.1%	6.2%	4.6%	4.7%	1.5%	1.5%
Deferred fixed annuities	5.5	5.8	3.8	3.7	1.7	2.1
Immediate fixed annuities with and without life contingencies	6.9	7.2	6.5	6.6	0.4	0.6
Institutional products	3.9	6.0	3.2	5.1	0.7	0.9
Investments supporting capital, traditional life and other products	5.5	6.3	N/A	N/A	N/A	N/A

The following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates on investment type products and investment spreads on investment type products for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2008	2007	2008	2007	2008	2007
Interest-sensitive life insurance	6.1%	6.2%	4.6%	4.6%	1.5%	1.6%
Deferred fixed annuities	5.6	5.8	3.7	3.7	1.9	2.1
Immediate fixed annuities with and without life contingencies	6.9	7.1	6.5	6.6	0.4	0.5
Institutional products	4.5	6.0	3.7	5.1	0.8	0.9
Investments supporting capital, traditional life and other products	5.8	5.9	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities as of June 30 and indicates the account value of those contracts and policies in which an investment spread is generated.

	As of June 30,
($ in millions)	2008	2007
Immediate fixed annuities with life contingencies	$8,328	$8,241
Other life contingent contracts and other	4,020	3,840
Reserve for life-contingent contract benefits	$12,348	$12,081

Interest-sensitive life	$9,117	$8,668
Deferred fixed annuities	34,049	35,003
Immediate fixed annuities without life contingencies	3,864	3,818
Institutional products	13,266	13,301
Fair value adjustments related to fair value hedges and other	590	383
Contractholder funds	$60,886	$61,173

Amortization of DAC reflected a credit to income of $56 million in the second quarter of 2008 compared to a charge to income of $166 million in the second quarter of 2007.  For the first six months of 2008 and 2007, amortization of DAC reflected a credit to income of $6 million and a charge to income of $281 million, respectively.  The changes of $222 million and $287 million in the second quarter and first six months of 2008, respectively, compared to the same periods in the prior year, were predominantly the result of reduced actual gross profits for fixed annuities and interest-sensitive life insurance products due to realized capital losses recorded in the current year periods.  For the six month period, the change was also impacted by an increase in amortization deceleration (credit to income) of $11 million due to our annual comprehensive review of DAC assumptions (commonly referred to as “DAC unlocking”). We expect an increased rate of DAC amortization in future periods as a result of the deceleration of amortization recorded in the second quarter of 2008.

Accretion in the current year periods and amortization in the prior year periods of DAC related to realized capital gains and losses increased income by $171 million and $224 million, pre-tax, in the second quarter and first six months of 2008, respectively, compared to a decrease to income of $20 million, pre-tax, in both the second quarter and first six months of 2007.  The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

In accordance with our annual comprehensive review of DAC assumptions, in the first six months of 2008, the Company recognized net amortization deceleration totaling $23 million, including $17 million for fixed annuities and $6 million for interest-sensitive life insurance products.  In the first six months of 2007, net amortization deceleration totaled $12 million and included net amortization deceleration of $17 million for interest-sensitive life insurance products and net amortization acceleration of $5 million for fixed annuities.  The first six months of 2008 net amortization deceleration of $17 million on fixed annuities was due primarily to higher than expected investment spreads partially offset by increased expenses.  The first six months of 2008 net amortization deceleration of $6 million on interest-sensitive life insurance products was due to higher than expected benefit spreads partially offset by increased expenses.

Operating costs and expenses increased 38.4% and 19.4% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.   The following table summarizes operating costs and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Non-deferrable acquisition costs	$19	$22	$40	$48
Other operating costs and expenses	82	51	151	112
Total operating costs and expenses	$101	$73	$191	$160

Non-deferrable acquisition costs decreased 13.6% or $3 million in the second quarter and decreased 16.7% or $8 million in the first six months of 2008, compared to the same periods of 2007, primarily due to lower non-deferrable commissions.  Other operating costs and expenses increased 60.8% or $31 million in the second quarter and 34.8% or $39 million in the first six months of 2008, compared to the same periods of 2007, due primarily to increased spending on consumer research, product development, marketing and technology related to the effort to reinvent retirement for consumers.

Loss on disposition of operations for the first six months of 2008 totaled $9 million and was comprised primarily of losses associated with the anticipated disposition of our direct response long-term care business that is currently held for sale.  In the second quarter and first six months of 2007, a gain on disposition of operations of $2 million and $3 million, respectively, was recognized that primarily included amortization of a deferred reinsurance gain associated with a prior period disposition.

Income tax benefit of $207 million and $276 million was recognized for the second quarter and first six months of 2008, respectively, compared to income tax expense of $95 million and $171 million in the second quarter and first six months of 2007, respectively.  The change reflects the shift from net pre-tax income in the prior year to a net pre-tax loss in the current year.

INVESTMENTS

We developed additional risk mitigation and return optimization programs in the second quarter of 2008 in response to an altered outlook for continued weakness in the U.S. financial markets and economy including continued volatility in the financial markets, continued reduced liquidity in certain asset classes and further unfavorable economic trends.  In addition, the potential for systemic investment supply and demand imbalances has remained above normal due to the deteriorating credit strength of financial institutions.  The risk mitigation and return optimization programs are designed to protect certain portions of our investment portfolio from significant decreases in value. They consist of potential future reductions in certain real estate and financial-related market sectors.  These actions will position us to take advantage of market opportunities and also will help protect our investment portfolio from the continued turmoil in the financial markets. We will monitor the progress of these programs as market and economic conditions continue to develop and will adapt our decisions as appropriate.

The risk mitigation and return optimization programs were designed to reduce The Allstate Corporation’s exposure to residential and commercial real estate and financial related markets including approximately $3 billion of amortized cost held by the Company, prior to change in intent write-downs.  A comprehensive review identified specific investments that could be significantly impacted by continued deterioration in the economy including certain real estate and financial-related market sectors that may be sold. This includes a portion of our residential and commercial real estate securities including securities collateralized by residential and commercial mortgage loans, mortgage loans and securities issued by financial institutions.   As a result, we have change in intent write-downs on securities with a fair value of approximately $2.64 billion at June 30, 2008. Approximately $714 million of realized capital losses were recognized in the second quarter of 2008 related to our change in intent write-downs, with minimal net impact on shareholder’s equity as these investments were carried at fair value with unrealized losses reflected within accumulated other comprehensive income at March 31, 2008.

At June 30, 2008, our exposure to residential and commercial real estate is approximately $21.8 billion, comprised primarily of mortgage-backed securities (“MBS”), commercial mortgage-backed securities (“CMBS”), asset-backed residential mortgage-backed securities (“ABS RMBS”), asset-backed collateralized debt obligations (“ABS CDO”) and mortgage loans.  Our exposure to financial-related market sectors totaled approximately $9 billion at June 30, 2008, and includes fixed income and equity holdings in banks, brokerages, finance companies and insurance.

Any funds raised from the eventual disposition of these securities will be invested in accordance with our asset-liability management strategies and the initial stage of our enhanced enterprise-wide asset allocation (“EAA”) strategy. These strategies identify risks and return needs across the Company and consider cross-correlation impacts in determining an efficient mix of assets for the enterprise as a whole.  The work associated with these strategies is ongoing, and implementation will occur as market opportunities arise.  To the extent markets remain unstable, we will invest in high quality, lower risk investments over the short-term.  Net investment income from potential reinvested funds may be lower as proceeds invested at current yields could be lower than the yields on the investments written-down.

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at June 30, 2008 is presented in the table below.

($ in millions)	Investments	Percent to total
Fixed income securities (1)	$51,873	73.3%
Mortgage loans	9,739	13.8
Equity securities (2)	150	0.2
Limited partnership interests (3)	1,150	1.6
Short-term	5,599	7.9
Policy loans	773	1.1
Other	1,471	2.1
Total	$70,755	100.0%

(1)          Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $52.89 billion.

(2)          Equity securities are carried at fair value.  Cost basis for these securities was $150 million.

(3)          We have commitments to invest in additional limited partnerships totaling $1.11 billion at June 30, 2008.

Total investments decreased to $70.76 billion at June 30, 2008 from $72.41 billion at December 31, 2007, due to unrealized net capital losses and net realized capital losses, partially offset by increased funds associated with collateral received in conjunction with securities lending.

Total investments at amortized cost related to collateral received in connection with securities lending business activities and collateral posted by counterparties related to derivative transactions increased to $2.11 billion at June 30, 2008, from $1.82 billion at December 31, 2007.  As of June 30, 2008 and December 31, 2007, these investments are carried at fair value and classified in fixed income securities totaling $1.27 billion and $1.57 billion, respectively, and short-term investments totaling $758 million and $219 million, respectively.

Fixed income securities by type are listed in the table below.

($ in millions)	June 30, 2008	% to Total Investments	December 31, 2007	% to Total Investments
U.S. government and agencies	$3,643	5.2%	$3,728	5.2%
Municipal	4,055	5.7	4,311	6.0
Corporate	28,758	40.6	31,735	43.8
Foreign government	2,002	2.8	2,185	3.0
MBS	3,150	4.5	3,490	4.8
CMBS	5,918	8.4	7,388	10.2
ABS	4,333	6.1	5,603	7.7
Redeemable preferred stock	14	—	29	—
Total fixed income securities	$51,873	73.3	$58,469	80.7%

At June 30, 2008, 95.5% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P’s”), Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

During the second quarter of 2008, certain financial markets continued to experience price declines due to market and liquidity disruptions.   We experienced this illiquidity and disruption particularly in our prime residential mortgage-backed securities (“Prime”), Alt-A residential mortgage-backed securities (“Alt-A”), commercial real estate collateralized debt obligations (“CRE CDO”), ABS RMBS and ABS CDO portfolios.  These portfolios totaled $3.39 billion, or less than 5.0% of our total investments at June 30, 2008.  Certain other asset-backed and real estate-backed securities markets experienced illiquidity, but to a lesser degree.

We determine the fair values of securities comprising the illiquid portfolios by obtaining information from an independent third-party valuation service provider and brokers. We confirmed the reasonableness of the fair value of these portfolios as of June 30, 2008 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies.

Investment write-downs during the second quarter of 2008 were recorded on our Alt-A, CRE CDO, ABS RMBS and ABS CDO totaling $2 million, $39 million, $125 million and $3 million, respectively.  Investment write-downs during the first six months of 2008 were recorded on our Prime, Alt-A, CRE CDO, ABS RMBS and ABS CDO totaling $9 million, $41 million, $39 million, $146 million and $63 million, respectively.  Change in intent write-downs included losses on our Prime totaling $8 million, Alt-A totaling $29 million, CRE CDO totaling $248 million and ABS RMBS totaling $132 million for the three months ended June 30, 2008.  We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral.  In the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures, which could be other-than-temporary, the unrealized losses should reverse over the remaining lives of the securities.

The cash flows of the underlying mortgages or collateral for MBS, CRE CDO and ABS are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure which would originally qualify for a rating of Aaa is referred to as the “Aaa class” and typically has priority in receiving the principal repayments on the underlying mortgages.  In addition, the portion of the capital structure originally rated Aaa may further be divided into multiple sub-classes, “super senior”, “senior” ,”senior support” for Prime and Alt-A issues, and  “first”, “second”, “third” for ABS RMBS issues where the principal repayments are typically paid sequentially (i.e., all of the underlying mortgage principal repayments are received by the first originally rated Aaa class in the structure until it is paid in full, then all of the underlying mortgage principal repayments are received by the second originally rated Aaa class in the structure until it is paid in full).  Although securities within the various Aaa classes are paid sequentially, they typically share any losses on a pro-rata basis after losses are absorbed by classes with lower original ratings or what may be referred to as more “junior” or “subordinate” securities in the capital structure.  The underlying mortgages have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

MBS totaled $3.15 billion and 99.9% were rated investment grade at June 30, 2008.  The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.  The credit risk associated with our MBS is mitigated due to the fact that 61.9% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities (“U.S. Agency”).

The following table shows MBS by type and Moody’s equivalent rating.

($ in millions)	Fair value at June 30, 2008	% to Total Investments	Aaa	Aa	A	Ba or lower
MBS
U.S. Agency	$1,950	2.8%	100.0%	—%	—%	—%
Prime	732	1.0	85.1	14.9	—	—
Alt-A	468	0.7	92.5	7.3	—	0.2
Total MBS	$3,150	4.5%

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of June 30, 2008, fair value represents 94.7% of amortized cost of these securities.  During both the second quarter and first six months of 2008, we sold $100 million of Prime, recognizing a gain of $2 million.  We also collected $22 million and $40 million of principal repayments consistent with the expected cash flows during the second quarter and first six months of 2008, respectively.  Investment write-downs during the first six months of 2008 were recorded on our Prime totaling $9 million.  In addition, $8 million of change in intent write-downs were recorded during the second quarter of 2008 on Prime.

Our Prime positions comprised 82.8% fixed rate mortgages, and 85.1% of the portfolio is in the Aaa class of the capital structure. The following table shows our Prime portfolio of June 30, 2008 by vintage year, based upon our participation in the capital structure.

	Vintage Year
($ in millions) Capital structure classification	2007	2006	2005	Pre-2005	Fair value	Amortized Cost	Unrealized Gain/Loss

Aaa – Fixed rate
Super Senior	$—	$39	$—	$48	$87	$89	$(2)
Senior	37	47	91	235	410	434	(24)
	37	86	91	283	497	523	(26)
Aaa – Hybrid
Super Senior	—	—	63	10	73	78	(5)
Senior	10	—	—	34	44	46	(2)
Senior Support	—	—	9	—	9	11	(2)
	10	—	72	44	126	135	(9)
Aa – Fixed rate
Senior	102	—	—	—	102	107	(5)
Senior Support	—	—	—	7	7	8	(1)
	102	—	—	7	109	115	(6)
Total	$149	$86	$163	$334	$732	$773	$(41)

Included in our mortgage-backed fixed income securities are Alt-A at fixed or variable rates.  The following table presents information about the collateral in our Alt-A holdings.

($ in millions)	Fair value at June 30, 2008	% to Total Investments

Alt-A
Fixed rate	$354	0.5%
Variable rate	114	0.2
Total Alt-A	$468	0.7%

Alt-A can be issued by trusts backed by pools of residential mortgages with either fixed or variable interest rates.  The mortgage pools can include residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of June 30, 2008, fair value represents 91.6% of the amortized cost of these securities.  There were no Alt-A securities with a fair value less than 70% of amortized cost.  During both the second quarter and first six months of 2008, we sold $1 million of Alt-A.  We also collected $16 million and $32 million of principal repayments consistent with the expected cash flows during the second quarter and first six months of 2008, respectively.  Investment write-downs during the second quarter and first six months of 2008 were recorded on our Alt-A totaling $2 million and $41 million, respectively.  In addition, $29 million of change in intent write-downs were recorded during the second quarter of 2008 on Alt-A.

The following table shows our Alt-A portfolio at June 30, 2008 by vintage year, based upon our participation in the capital structure.

	Vintage Year
($ in millions) Capital structure classification	2007	2006	2005	Pre-2005	Fair Value	Amortized Cost	Unrealized Gain/Loss

Aaa – Fixed rate
Super Senior	$—	$10	$37	$—	$47	$57	$(10)
Senior	33	32	74	137	276	303	(27)
Senior Support	16	3	—	—	19	19	—
	49	45	111	137	342	379	(37)
Aaa – Hybrid
Super Senior	—	24	—	—	24	29	(5)
Senior	—	—	12	6	18	21	(3)
Senior Support	—	—	—	3	3	3	—
	—	24	12	9	45	53	(8)
Aaa - Option Adjustable Rate Mortgage
Super Senior	—	—	26	—	26	26	—
Senior Support	—	—	—	9	9	9	—
Super Senior – Mid	—	—	3	8	11	11	—
	—	—	29	17	46	46	—
Aa - Option Adjustable Rate Mortgage
Subordinate	—	—	4	18	22	20	2
	—	—	4	18	22	20	2
Aa – Fixed Rate
Senior Support	—	8	4	—	12	12	—
	—	8	4	—	12	12	—

Ba - Option Adjustable Rate Mortgage
Subordinate	—	—	1	—	1	1	—
	—	—	1	—	1	1	—
Total	$49	$77	$161	$181	$468	$511	$(43)

CMBS totaled $5.92 billion, most of which were rated investment grade at June 30, 2008.  The CMBS portfolio is subject to credit risk, but unlike other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Approximately 84.0% of the CMBS investments are pools of commercial mortgages, broadly diversified across property types and geographical area.  The following table shows CMBS by type and Moody’s equivalent rating.

($ in millions)	Fair value at June 30, 2008	% to Total Investments	Aaa	Aa	A	Baa
CMBS
CMBS	$5,543	7.9%	81.4%	13.5%	4.0%	1.1%
CRE CDO	375	0.5	38.2	28.5	24.5	8.8
Total CMBS	$5,918	8.4%

CRE CDO are investments secured primarily by commercial mortgage-backed securities and other commercial mortgage debt obligations.  These securities are generally less liquid and have a higher risk profile than other commercial mortgage-backed securities.  As of June 30, 2008, fair value represents 101.1% of the amortized cost of these securities.  During the second quarter and first six months of 2008, we sold $27 million and $36 million of CRE CDO, respectively, recognizing a loss of $23 million and $24 million, respectively.  We also collected $2 million and $3 million of principal repayments consistent with the expected cash flows during the second quarter and first six months of 2008, respectively.  Investment write-downs during both the second quarter and first six months of 2008 were recorded on our CRE CDO totaling $39 million.  In addition, $248 million of change in intent write-downs were recorded during the second quarter of 2008 on CRE CDO.  The following table shows our CRE CDO portfolio at June 30, 2008 by vintage year, based upon our participation in the capital structure.

	Vintage Year
($ in millions) Capital structure/Current rating	2007	2006	2005	Pre-2005	Fair Value	Amortized Cost	Unrealized Gain/Loss

Aaa	$18	$33	$42	$50	$143	$142	$1
Aa	3	69	10	25	107	105	2
A	18	27	14	33	92	91	1
Baa	6	19	8	—	33	33	—
Total	$45	$148	$74	$108	$375	$371	$4

ABS totaled $4.33 billion and 96.9% were rated investment grade at June 30, 2008.  ABS by type are listed in the table below.

($ in millions)	Fair value at June 30, 2008	% to Total Investments	Fair value as a % of Amortized cost	Aaa	Aa	A	Baa	Ba or lower
ABS
ABS RMBS non-insured	$1,484	2.1%	84.7%	54.0%	35.0%	6.7%	2.4%	1.9%
ABS RMBS insured	314	0.4	60.4	16.2	27.1	31.8	16.9	8.0
Total ABS RMBS	1,798	2.5	79.1	47.5	33.6	11.1	4.9	2.9
ABS CDO	14	—	116.7	—	—	—	—	100.0
Total asset-backed securities collateralized by sub-prime residential mortgage loans	1,812	2.5	79.3

Other collateralized debt obligations	1,613	2.3	74.1	35.3	27.0	27.3	8.2	2.2
Other asset-backed securities	908	1.3	92.1	34.4	19.9	28.6	11.1	6.0
Total ABS	$4,333	6.1%	79.5

ABS RMBS portfolio includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral.

($ in millions)	Fair value at June 30, 2008	% to Total Investments
ABS RMBS
First lien:
Fixed rate (1)	$583	0.8%
Variable rate (1)	924	1.3
Total first lien (2)	1,507	2.1
Second lien:
Insured	216	0.3
Other	75	0.1
Total second lien (3)	291	0.4
Total ABS RMBS	$1,798	2.5%

(1)     Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2)     The credit ratings of the first lien ABS RMBS were 53.0% Aaa, 36.4% Aa, 6.9% A, 1.8% Baa and 1.9% Ba or lower at June 30, 2008.

(3)     The credit ratings of the second lien ABS RMBS were 18.6% Aaa, 19.2% Aa, 33.0% A, 21.3% Baa and 7.9% Ba or lower at June 30, 2008.

As of June 30, 2008, the ABS RMBS portfolio had unrealized losses of $474 million.  Fair value represents 79.1% of the amortized cost of these securities.  ABS RMBS securities with a fair value less than 70% of amortized cost totaled $316 million, with unrealized losses of $350 million.  During the first six months of 2008, we sold $19 million of ABS RMBS, recognizing a loss of $17 million.  We also collected $87 million and $152 million of principal repayments consistent with the expected cash flows during the second quarter and first six months of 2008, respectively.  Investment write-downs during the second quarter and first six months of 2008 were recorded on our ABS RMBS totaling $125 million and $146 million, respectively.  In addition, $132 million of change in intent write-downs were recorded during the second quarter of 2008 on ABS RMBS.

When buying ABS RMBS securities from 2006 and 2007 vintages, we concentrated our holdings in securities that were senior or at the top of the structure and that were generally within the first three Aaa sub-classes of the capital structure, as it was expected that, in the unlikely event of losses in the underlying collateral, these sub-classes within the Aaa class would likely either be paid in full or receive substantial principal repayments before underlying mortgage losses would breach that level.  However, when the underlying mortgage product was fixed-rate in nature, which we assessed to have stronger underwriting origination standards than variable rate collateral, we invested somewhat lower in the capital structure, such as securities below the first three Aaa sub-classes.  The vast majority of our investment in either of these vintages was concentrated within originally rated Aaa or Aa securities.

The following table includes first lien non-insured ABS RMBS by vintage, the interest rate characteristics of the underlying mortgage product and our participation in the capital structure.  The information in this table, together with the second lien non-insured, comprise the $1.48 billion of non-insured ABS RMBS.

	2007				2006				2005
($ in millions) Capital structure classification	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost

First or Second Aaa class	$83	$25	$108	$114	$234	$9	$243	$256	$4	$—	$4	$4
Third Aaa class	—	—	—	—	61	36	97	107	2	—	2	2
Fourth Aaa class	—	—	—	—	—	—	—	—	—	—	—	—
Last cash flow Aaa class	—	—	—	—	—	7	7	10	9	17	26	26
Other Aaa (1)	24	121	145	145	—	59	59	62	23	82	105	107
Total Aaa	107	146	253	259	295	111	406	435	38	99	137	139
Aa	5	79	84	196	5	10	15	25	180	11	191	238
A	—	6	6	10	—	5	5	7	2	2	4	5
Baa	—	—	—	—	—	1	1	2	—	—	—	—
Total First Lien
Non-Insured ABS RMBS	$112	$231	$343	$465	$300	$127	$427	$469	$220	$112	$332	$382

	Pre- 2005				Total
($ in millions) Capital structure classification	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost	Unrealized Gain/Loss

First or Second Aaa class	$—	$—	$—	$—	$321	$34	$355	$374	$(19)
Third Aaa class	4	—	4	4	67	36	103	113	(10)
Fourth Aaa class	—	—	—	—	—	—	—	—	—
Last cash flow Aaa class	8	6	14	15	17	30	47	51	(4)
Other Aaa (1)	—	23	23	23	47	285	332	337	(5)
Total Aaa	12	29	41	42	452	385	837	875	(38)
Aa	208	16	224	246	398	116	514	705	(191)
A	41	1	42	54	43	14	57	76	(19)
Baa	—	—	—	—	—	1	1	2	(1)
Total First Lien
Non-Insured ABS RMBS	$261	$46	$307	$342	$893	$516	$1,409	$1,658	$(249)

(1)     Includes primarily pass-through securities and “NAS” bonds.  NAS bonds are typically locked out from receiving principal prepayments for a specified period of time after which they receive prepayment allocations according to a specified formula.

We also own approximately $75 million of second lien ABS RMBS non-insured securities, representing 79.8% of amortized cost.  Approximately $32 million, or 42.7%, of this portfolio are 2006 and 2007 vintage years.

At June 30, 2008, $314 million or 17.5% of the total ABS RMBS securities are insured by 4 bond insurers and 92.0% were rated investment grade.  $1.42 billion or 79.1% of the portfolio consisted of securities that were issued during 2005, 2006 and 2007.  At June 30, 2008, 55.0% of securities issued during 2005, 2006 and 2007 were rated Aaa, 26.0% rated Aa, 9.8% rated A, 6.2% rated Baa and 3.0% rated Ba or lower.

The following table shows our insured ABS RMBS portfolio at June 30, 2008 by bond insurer and vintage year for the first lien and second lien collateral.

	Vintage Year
($ in millions)	2007	2006	2005	Pre-2005	Fair Value	Amortized Cost	Unrealized Gain/Loss
First Lien:
Financial Guarantee Insurance Company (“FGIC”)	$13	$6	$9	$8	$36	$48	$(12)
Ambac Financial Group, Inc. (“AMBAC”)	—	3	20	4	27	38	(11)
MBIA, Inc. (“MBIA”)	—	—	7	—	7	7	—
Financial Security Assurance Inc. (“FSA”)	28	—	—	—	28	28	—
CIFG Holding (“CIFG”)	—	—	—	—	—	—	—
Total First Lien	41	9	36	12	98	121	(23)
Second Lien:
FGIC	9	43	4	—	56	128	(72)
AMBAC	11	14	2	23	50	73	(23)
MBIA	88	4	—	2	94	161	(67)
FSA	11	5	—	—	16	37	(21)
XL Capital Assurance Inc. (“XLCA”)	—	—	—	—	—	—	—
Total Second Lien	119	66	6	25	216	399	(183)
Total Insured ABS RMBS	$160	$75	$42	$37	$314	$520	$(206)

ABS CDO are securities collateralized by a variety of residential mortgage-backed securities and other securities, which may include sub-prime RMBS.  Fair value represents 116.7% of the amortized cost of these securities.  During both the second quarter and first six months of 2008, we sold $1 million of ABS CDO.  Investment write-downs during the second quarter and first six months of 2008 were recorded on our ABS CDO totaling $3 million and $63 million, respectively.  As of June 30, 2008, the ABS CDO portfolio had unrealized gains of $2 million.

Other collateralized debt obligations totaled $1.61 billion and 97.8% are rated investment grade at June 30, 2008.  Other collateralized debt obligations consist primarily of obligations secured by high yield and investment grade corporate credits including $998 million of collateralized loan obligations; $193 million of synthetic CDOs; $158 million of primarily bank trust preferred CDOs; $99 million of market value CDOs; $44 million of CDOs that invest in other CDOs (“CDO squared”); and $25 million of collateralized bond obligations.  As of June 30, 2008, net unrealized losses on the other CDOs were $564 million.  Other CDOs with a fair value less than 70% of amortized cost totaled $377 million, or 23.4% of the total other CDOs at June 30, 2008, with unrealized losses of $327 million.

Other asset-backed securities consist primarily of investments secured by portfolios of credit card loans, auto loans, student loans and other consumer and corporate obligations. As of June 30, 2008, the net unrealized losses on these securities were $78 million. Additionally, all of the other asset-backed securities that are rated Aaa, Aa, A and Baa were insured by four bond insurers.  During the second quarter and first six months of 2008, we sold $2 million and $20 million of these securities, respectively, recognizing a gain of $1 million and $2 million, respectively.  In addition, we acquired $11 million of securities during the first six months of 2008.  We also collected $5 million and $10 million of principal repayments consistent with the expected cash flows during the second quarter and first six months of 2008, respectively.

As of June 30, 2008, we hold $2.72 billion of fixed income securities that are insured by bond insurers, including approximately $2.15 billion or 52.9% of our municipal bond portfolio, $314 million of our ABS RMBS and $221 million of our other asset-backed securities.  Additionally, we hold $12 million of corporate bonds and credit default swaps that were directly issued by these bond insurers.  52.9% of our municipal bond portfolio is insured by seven bond insurers and 40.6% have a Moody’s equivalent rating of Aaa or Aa.  Our practices for acquiring and monitoring municipal bonds are primarily based on the quality of the underlying security.  As of June 30, 2008, we believe the valuations already reflected a decline in the value of the insurance, and further such declines, if any, are not expected to be material.  While the valuation of these holdings may be temporarily impacted by negative and rapidly changing market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows.  As of June 30, 2008, 35.1% of our insured municipal bond portfolio was insured by MBIA, 15.3% by AMBAC, 17.1% by FSA and 22.1% by FGIC.

Included in our municipal bond portfolio at June 30, 2008 are $753 million of auction rate securities (“ARS”) that have long-term stated maturities, with the interest rate reset based on auctions that generally occur every 7, 28 or 35 days depending on the specific security.  This is compared to a balance of ARS at December 31, 2007 of $866 million, with the decline representing primarily redemptions during the second quarter of 2008.  Our holdings primarily have a Moody’s equivalent rating of Aaa.  We make our investment decisions based on the underlying credit of each security.  Approximately $745 million of our holdings are pools of student loans for which at least 85% of the collateral was insured by the U.S. Department of Education at the time we purchased the security.  As of June 30, 2008, $511 million of our ARS backed by student loans was 100% insured by the U.S. Department of Education, $171 million was 90% to 99% insured and $63 million was 80% to 89% insured.  During the second quarter of 2008, all of our ARS holdings experienced failed auctions and we received the failed auction rate or, for those which contain maximum reset rate formulas, we received the contractual maximum rate.  We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate, as described below.  Auctions continue to be conducted as scheduled for each of the securities.

We estimate that approximately one third of our student loan backed ARS include maximum rate reset formulas whereby when the failed auction rate exceeds an annual contractual maximum rate over a preceding stipulated period, the coupon interest rate is temporarily reset to the maximum rate, which can vary between zero and the failed auction rate.  This maximum rate formula causes the reset interest rate on these securities to be lower than the failed auction rate in order to reduce the annual interest rate so that it does not exceed the annual contractual maximum rate.  Generally, the annual contractual maximum rate is higher than the historical rates paid on these securities.  During the second quarter of 2008, $131 million of our ARS reset using the maximum rate reset formula.

Fannie Mae and Freddie Mac direct fixed income and equity exposure investments totaled $421 million as of June 30, 2008.  The following table shows our direct exposure to Fannie Mae and Freddie Mac at June 30, 2008.

($ in millions)	Fannie Mae	Freddie Mac	Total
Fixed Income Securities:
Fair Value	$327	$87	$414
Net Unrealized Capital Gains (Losses)	24	1	25

Equity Securities:
Fair Value	$7	$—	$7
Net Unrealized Capital Gains (Losses)	2	—	2

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of metrics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  At June 30, 2008, our limited partnership interests comprise:

Private equity/debt funds - Approximately 55% or $632 million of the limited partnership interests comprised private equity/debt funds diversified across the following fund types: buyout, mezzanine, distressed security, and secondary offerings.  Private/equity debt funds were spread across 70 sponsors and 92 individual funds.  The largest exposure to any single private equity/debt fund was $20 million.

Real estate funds - Approximately 38% or $438 million of the limited partnership interests comprised real estate funds diversified across a variety of strategies including opportunistic, value-add platforms, distressed property, and property/market specific.  Real estate funds were spread across 30 sponsors and 50 individual funds.  The largest exposure to any single real estate fund was $36 million.

Hedge funds - Approximately 7% or $80 million of the limited partnership interests comprised hedge funds with the majority invested with fund of funds advisors.  Hedge funds were spread across 3 sponsors and 176 individual funds. The largest exposure to any single hedge fund was $5 million.

Our aggregate limited partnership exposure represented 1.6% and 1.4% of total invested assets as of June 30, 2008 and December 31, 2007, respectively.  Income from limited partnership interest was $13 million and $37 million for the second quarter and first six months of 2008, respectively, versus $20 million and $32 million for the same periods in 2007, respectively.  The decline was primarily related to reduced income from both real estate funds and hedge funds as capital market deleveraging has slowed the pace at which portfolio holdings are being sold.

Unrealized net capital losses totaled $1.05 billion as of June 30, 2008, compared to unrealized net capital gains of $417 million at December 31, 2007.  The decline was primarily due to investment grade fixed income securities as the yields supporting fair values increased, resulting from widening credit spreads and relatively flat risk-free interest rates.  This increase in fixed income unrealized net capital losses more than offset the decline in unrealized net capital losses resulting from the realization of capital losses on write-downs, change in intent to hold to recovery and sales.  We continue to experience volatility in the balance of our unrealized net capital gains and losses as we did between the years 2004/2005 and 2006/2007.  The following table presents total unrealized gains and losses.

	June 30,	December 31,
($ in millions)	2008	2007
U.S. government and agencies	$823	$880
Municipal	(105)	76
Corporate	(504)	111
Foreign government	340	371
Mortgage-backed securities	(67)	(9)
Commercial mortgage-backed securities	(384)	(310)
Asset-backed securities	(1,114)	(670)
Redeemable preferred stock	(1)	—
Fixed income securities	(1,012)	449
Equity securities	—	—
Derivatives	(41)	(32)
Unrealized net gains and losses	$(1,053)	$417

The net unrealized loss for the fixed income portfolio totaled $1.01 billion, comprised of $1.80 billion of unrealized gains and $2.81 billion of unrealized losses at June 30, 2008.  This is compared to a net unrealized gain for the fixed income portfolio totaling $449 million at December 31, 2007, comprised of $2.26 billion of unrealized gains and $1.81 billion of unrealized losses.  Included in gross unrealized losses at June 30, 2008 were $939 million of fixed income securities with a fair value below 70% of amortized cost, or 1.8% of our fixed income portfolio at June 30, 2008.  The percentage of fair value to amortized cost for the remaining fixed income gross unrealized losses at June 30, 2008 are shown in the following table.

($ in millions)	Unrealized (loss) gain	Fair value	% to Total Fixed Income Investments
> 80% of amortized cost	$(1,426)	$25,020	48.2%
70% to 80% of amortized cost	(573)	1,763	3.4
< 70% of amortized cost	(817)	939	1.8
Gross unrealized losses on fixed income securities	(2,816)	27,722	53.4
Gross unrealized gains on fixed income securities	1,804	24,151	46.6
Net unrealized gains and losses on fixed income securities	$(1,012)	$51,873	100.0%

73.8% of the fixed income securities with a fair value less than 70% of amortized cost were ABS RMBS, Alt-A and other CDOs with a fair value totaling $693 million.  We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities in the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures.

Of the gross unrealized losses in the fixed income portfolio at June 30, 2008, $2.61 billion or 92.5% were related to investment grade securities and are primarily interest rate related.  Of the remaining $210 million of unrealized losses in the fixed income portfolio, $153 million or 72.9% were in the corporate fixed income portfolio and primarily comprised securities in the consumer goods, financial services, utilities, communications and banking sectors.  The gross unrealized losses in these sectors were primarily related to changes in interest rates and credit spreads, and company specific conditions.

The gross unrealized gains and losses for the equity portfolio each totaled $4 million at June 30, 2008.  This is compared to $5 million each for both unrealized gains and losses at December 31, 2007.  Within the equity portfolio, the losses were primarily concentrated in the financial services and basic industry sectors.  The unrealized losses in these sectors were company and sector specific.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities, and cost for equity securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at June 30, 2008 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.  We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as changes in economic and market outlooks, duration, revisions to strategic asset allocations, unanticipated liquidity actions, investment risk mitigation actions and unanticipated federal income tax situations involving capital gain (loss) carryforwards and carrybacks with specific expiration dates, as well as changes in intent to hold certain investments by portfolio managers.

The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

	June 30, 2008				December 31, 2007
	Fixed Income				Fixed Income
($ in millions, except number of issues)	Investment Grade	Below Investment Grade	Equity	Total	Investment Grade	Below Investment Grade	Equity	Total

Category (I): Unrealized loss less than 20% of cost(1)
Number of Issues	2,509	229	37	2,775	2,403	227	9	2,639
Fair Value	$23,612	$1,373	$62	$25,047	$22,615	$1,517	$64	$24,196
Unrealized	$(1,301)	$(116)	$(3)	$(1,420)	$(1,129)	$(106)	$(5)	$(1,240)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months(1)
Number of Issues	279	35	2	316	156	18	—	174
Fair Value	$2,369	$187	$3	$2,559	$945	$107	$—	$1,052
Unrealized	$(1,068)	$(83)	$(1)	$(1,152)	$(514)	$(62)	$—	$(576)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months(1)
Number of Issues	45	4	—	49	—	—	—	—
Fair Value	$164	$17	$—	$181	$—	$—	$—	$—
Unrealized	$(237)	$(11)	$—	$(248)	$—	$—	$—	$—

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months(1)
Number of Issues	—	—	—	—	—	—	—	—
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—
Unrealized	$—	$—	$—	$—	$—	$—	$—	$—

Total Number of Issues	2,833	268	39	3,140	2,559	245	9	2,813
Total Fair Value	$26,145	$1,577	$65	$27,787	$23,560	$1,624	$64	$25,248
Total Unrealized Losses	$(2,606)	$(210)	$(4)	$(2,820)	$(1,643)	$(168)	$(5)	$(1,816)

(1) For fixed income securities, cost represents amortized cost.

The largest individual unrealized loss was $11 million for category (I), $31 million for category (II) and $22 million for category (III) as of June 30, 2008.

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

We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities, including in the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures.  We have the intent and ability to hold these securities until recovery.

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate.  As of June 30, 2008, no securities met these criteria.

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

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans.

	June 30, 2008			December 31, 2007
($ in millions)	Amortized cost	Fair value	Percent of total Fixed Income and Bank Loan portfolios	Amortized cost	Fair value	Percent of total Fixed Income and Bank Loan portfolios
Problem	$42	$44	0.1%	$14	$14	—%
Restructured	5	5	—	5	6	—
Potential problem	287	283	0.5	218	172	0.3
Total net carrying value	$334	$332	0.6%	$237	$192	0.3%
Cumulative write-downs recognized (1)	$564			$261

(1) Cumulative write-downs recognized only reflects write-downs related to securities within the problem, potential problem and restructured categories.

We have experienced an increase in the amortized cost of investments categorized as problem and potential problem as of June 30, 2008 compared to December 31, 2007.  The increase was primarily due to additions of certain residential mortgage-backed securities, including Alt-A, Prime and ABS RMBS.  Partly offsetting the increase were write-downs of investments categorized as potential problem at December 31, 2007, including certain ABS CDOs.

We also evaluated each of these investments through our portfolio monitoring process at June 30, 2008 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of investments in these categories will remain low relative to the total fixed income securities and bank loans portfolios.

Net Investment Income The following table presents net investment income.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Fixed income securities	$772	$905	$1,598	$1,793
Equity securities	3	1	4	2
Mortgage loans	145	134	291	266
Limited partnership interests	13	20	37	32
Short-term	32	22	48	45
Other	(7)	43	13	84
Investment income, before expense	958	1,125	1,991	2,222
Investment expense	36	72	77	139
Net investment income	$922	$1,053	$1,914	$2,083

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2008	2007	2008	2007

Investment write-downs (1)	$(199)	$(4)	$(403)	$(5)
Sales	(13)	(5)	(56)	50
Change in intent write-downs	(730)	(44)	(754)	(65)
Valuation of derivative instruments	8	135	(194)	115
Settlement of derivative instruments	2	22	47	31
Realized capital gains and losses, pre-tax	(932)	104	(1,360)	126
Income tax benefit (expense)	326	(37)	476	(45)
Realized capital gains and losses, after-tax	$(606)	$67	$(884)	$81

(1)               Investment write-downs include other-than-temporary impairments except for those related to changes in intent.

The above table includes realized capital gains and losses as a result of sales, change in intent write-downs and other transactions such as calls and prepayments.  We may sell or change our assertion to hold a security until recovery for impaired fixed income or equity securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the carrying value, in situations where new facts and circumstances emerge or increase in significance that are anticipated to adversely impact a security’s future valuation; including negative developments in a holding, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt and equity) and of domestic economic conditions to levels previously unanticipated, subsequent further deterioration in the financial services and real estate industries, unanticipated liquidity needs and unanticipated federal income tax situations involving capital gain (loss) carryforwards and carrybacks with specific expiration dates, investment risk mitigation strategies, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

Investment write-downs for the three months ended June 30, 2008 comprised $189 million from fixed income securities, $5 million from equity securities, $4 million from limited partnership interests and $1 million from other investments compared to $4 million from fixed income securities for the same period of the prior year.  Investment write-downs for the six months ended June 30, 2008 comprised $386 million from fixed income securities, $6 million from equity securities, $7 million from limited partnership interests and $4 million from other investments compared to $4 million from fixed income securities and $1 million from short-term investments for the same period of the prior year.  $182 million, or 96.3% and $333 million, or 86.3% of the fixed income security write-downs for the three months and six months ended June 30, 2008, respectively, relate to impaired securities that were performing in line with anticipated or contractual cash flows, but which were written down primarily because of further expected deterioration in the performance of the underlying collateral.  As of June 30, 2008, for these securities, there have been no defaults or defaults that occurred in classes lower in the capital structure.  $7 million and $35 million of the fixed income security write-downs for the three months and six months ended June 30, 2008, respectively, primarily related to securities experiencing a significant departure from anticipated residual cash flows, however, we believe they retain economic value.

Investment write-downs and cash received on these investments were as follows:

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008(3)
($ in millions)	Investment write-downs	Cash received(4)	Investment write-downs	Cash received
Performing in accordance with anticipated or contractual cash flows
Prime	$—	$—	$(9)	$64
Alt–A	(2)	—	(41)	8
ABS RMBS	(121)	3	(142)	9
ABS CDO	(3)	—	(63)	2
CMBS/CRE CDO	(39)	1	(39)	4
Corporate
Bond insurer	(17)	—	(17)	1
Bond reinsurer – convertible to perpetual security	—	—	(20)	1
Other	—	1	(2)	2
Subtotal (1)	(182)	5	(333)	91

Departure from anticipated or contractual cash flows
Future cash flows expected –
Residual interest trust security	—	—	—	—
Other	—	—	(1)	—
Subtotal (2)	—	—	(1)	—
Future cash flows very uncertain -
Collateralized loan obligation	—	—	(18)	—
ABS RMBS	(4)	—	(4)	1
Corporate
Food manufacturer	(3)	—	(3)	—
Bond insurer	—	—	(10)	—
Subtotal	(7)	—	(35)	1
Investments disposed during the quarter	—	—	(17)	23
Total fixed income securities	$(189)	$5	$(386)	$115
Total equity securities	$(5)	$—	$(6)	$—
Total limited partnership interests	$(4)	$—	$(7)	$—
Total other investments	$(1)	$—	$(4)	$1

(1)          Written down primarily because of expected deterioration in the performance of the underlying collateral.  As of June 30, 2008, for the securities with direct interest in the lender, there have been no defaults.  For securities supported by collateral, there have been no defaults or defaults that have occurred in classes lower in the capital structure.

(2)          While these fixed income security write-downs were valued at a significant discount to cost, we believe these securities retain economic value.

(3)          During the second quarter of 2008, we sold our mortgage lender securities that were written down at March 31, 2008 recognizing an additional gain of $2 million.  Additionally, a bond insurer was reclassified from performing in the first quarter of 2008 to departure from anticipated cash flows in the second quarter of 2008.

(4)          Cash received includes both income and principal collected during the period.

Notwithstanding our intent and ability to hold these securities with investment write-downs, we concluded that we could not reasonably assert that the recovery period would be temporary.

Change in intent write-downs for the three months ended June 30, 2008 totaled $730 million and comprised net realized losses on fixed income of $687 million, equity of $11 million and mortgage loans of $32 million, compared to realized losses on fixed income of $25 million and mortgage loans of $19 million for the same period of the prior year.  Change in intent write-downs for the six months ended June 30, 2008 totaled $754 million comprised net realized losses on fixed income of $709 million, mortgage loans of $33 million and equity of $12 million compared to net realized losses on fixed income of $46 million and mortgage loans of $19 million for the same period of the prior year.

Change in intent write-downs for the three months ended June 30, 2008 are presented in the table below.

		Financial Accounting Standards Board Statement No. 157, Fair Value		Net realized capital loss
($ in millions) Criteria	Security Type	Measurements (“SFAS No. 157”) Level	Fair value at June 30,2008	Three Months Ended June 30,

Risk Mitigation

Targeted reductions in commercial real estate exposure	CRE CDO	3	$375	$(248)
where it is anticipated that future downside risk remains.	CMBS	2	235	(95)
Considerations included position held in the capital structure, vintage year, illiquidity and deteriorating		3	32	(32)
fundamentals.	Mortgage loans	3	265	(32)

Targeted reductions in residential real estate where management believes there is a risk of future material	Prime	2	105	(8)
declines in price in the event of continued deterioration in the economy. Considerations included position held	Alt-A	3	116	(29)
in the capital structure, projected performance of the collateral, and expected internal rates of return.	ABS RMBS	3	617	(132)

Targeted reductions in financial sector exposure included securities issued by certain regional banks and certain large financial institutions.	Financial Sector	1 2 3	2 702 12	— (116 —)

	Other	2	152	(20)
		3	25	(2)
Total Risk Mitigation			2,638	(714)
Individual Identification			291	(16)
EAA			—	—
Other			37	—

Total change in intent			$2,966	$(730)

Net realized capital gains on the valuation and settlement of derivative instruments totaled $10 million for the second quarter of 2008, primarily comprised $27 million for risk reduction programs and $(16) million for the valuation of equity indexed notes and convertible fixed income securities. Gains from the risk reduction programs, primarily in our duration management programs, were related to changing interest rates and credit spreads as rates declined during the period.  Net realized capital losses on the valuation and settlement of derivative instruments totaled $147 million for the first six months of 2008, primarily comprised $127 million for the valuation of equity indexed notes and convertible fixed income securities.

At June 30, 2008, our securities with embedded options totaled $1.32 billion and decreased in fair value from December 31, 2007 by $183 million, comprising realized capital losses related to the valuation of embedded options of $127 million, net sales activity of $66 million in realized capital losses, and unrealized net capital losses reported in other comprehensive income (“OCI”) of $10 million for the host security.  Unrealized capital losses were further increased by $13 million due to amortization of the host security.  The change in the fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in value of the host securities is reported in OCI.  Total fair value exceeded total amortized cost by $9 million at June 30, 2008.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity.  Total fair value exceeded par value by $55 million at June 30, 2008.

Losses from the previously established risk reduction programs, primarily in our duration management programs, were related to changing interest rates and credit spreads as rates declined during the period.

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

The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy.

	Six months ended June 30,
	2008			2007	YTD 2008 Explanations
($ in millions)	Valuation	Settlements	Total	Total

Risk Reduction Duration gap management	(29)	17	(12)	37

Interest rate caps, floors and swaps are used to align interest-rate sensitivities of assets and liabilities. The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration. The change in valuation reflects the changing value of expected future settlements, which may vary over the period of the contracts. The loss should offset unrealized gain in OCI to the extent it relates to changes in risk-free rates, however any offset was reduced by the impact of widening credit spreads. The 2008 loss resulted from declining interest rates.

Anticipatory hedging	—	23	23	6

Futures used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity. The contracts are cash settled daily and can be exited at any time for a minimal additional cost. If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments’ unrealized gain or loss in OCI. The 2008 YTD amounts reflect decreases in risk-free interest rates on a net long position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	(9)	6	(3)	8

Interest rate caps used to hedge the effect of changing crediting rates that are indexed to changes in treasury rates on certain annuity contracts. The change in valuation reflects the changing value of expected future settlements including the underlying cost to hedge the treasury-rate index feature. The offset to the product hedging cost is reflected in the base crediting rates on the underlying annuity policies, which is reported in credited interest. The value of expected future settlements and the associated value of future credited interest, which is reportable in future periods when incurred, decreased in 2008 due to the decline in interest rates.

Hedging unrealized gains on equity indexed notes	—	2	2	—

Hedge ineffectiveness	(9)	(2)	(11)	9	The hedge ineffectiveness of $(9) million includes $23 million in realized capital losses on swaps that were offset by $14 million in realized capital gains on the hedged risk.

Foreign currency contracts	—	(3)	(3)	—
Total Risk reduction	$(47)	$43	$(4)	$60

Income generation
Asset replication – credit exposure	$(20)	$4	$(16)	$—

Credit default swaps are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. The credit default swaps typically have five—year terms for which we receive periodic premiums through expiration. Valuation gains and losses will reverse if allowed to expire. The 2008 YTD changes in valuation are due to widening credit spreads, and would only be converted to cash upon disposition or a default on an underlying credit obligation.

	Six months ended June 30,
	2008			2007	YTD 2008 Explanations
($ in millions)	Valuation	Settlements	Total	Total

Accounting
Equity indexed notes	$(105)	$—	$(105)	$58

Equity–indexed notes are fixed income securities that contain embedded equity options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon sale. In the event the economic value of the options is not realized, we will recover the par value if held to maturity. Fair value exceeded par value by $28 million at June 30, 2008. The following table compares the June 30, 2008 holdings and December 31, 2007 holdings.

($ in millions)	June 30, 2008	Change	December 31, 2007
Par value	$800	$—	$800
Amortized cost of host contract	$507	$10	$497
Fair value of equity–indexed call option	317	(105)	422
Total amortized cost	$824	$(95)	$919
Total Fair value	$828	$(96)	$924
Unrealized gain/loss	$4	$(1)	$5

Conversion options in fixed income securities	(22)	—	(22)	28

Convertible bonds are fixed income securities that contain embedded options. Changes in valuation of the embedded option are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value if held to maturity. Fair value exceeded par value by $27 million at June 30, 2008. The following table compares the June 30, 2008 holdings and December 31, 2007 holdings.

($ in millions)	June 30, 2008	Change in Fair Value	Change due to Net Sale Activity	December 31, 2007
Par value	$466	$—	$(93)	$559
Amortized cost of host contract	$329	$3	$(61)	$387
Fair value of conversion option	159	(22)	(9)	190
Total amortized cost	$488	$(19)	$(70)	$577
Total Fair value	$493	$(21)	$(66)	$580
Unrealized gain/loss	$5	$(2)	$4	$3

Total accounting	$(127)	$—	$(127)	$86

Total	$(194)	$47	$(147)	$146

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

Fair Value of Financial Assets and Financial Liabilities SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value.  SFAS No. 157:

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

The availability of market observable information is the principal factor in determining the level that financial instruments are assigned in the three-level hierarchy. Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources. In the absence of sufficient observable inputs, unobservable inputs reflect our estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.  The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information.

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

We are responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting assumptions and methodologies.  In certain situations, we employ independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for individual instruments.  In situations where our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote or by employing internal valuation models that are widely accepted in the financial services industry.  Changing market conditions in the second quarter of 2008 were incorporated into valuation assumptions and reflected in the fair values, which were validated by calibration and other analytical techniques to available market observable data.

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

Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Condensed Consolidated Statements of Financial Position.  Because of this detailed approach, there is no single set of assumptions that determine our fair value estimates at a consolidated level.  Moreover, management does not compile a range of estimates for items reported at fair value at the consolidated level because we do not believe that a range would provide meaningful information.  Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable. Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs.  The Level 3 principal components are privately placed securities valued using internal models, broker quoted securities, ABS RMBS, Alt-A, ARS backed by student loans and other CDO.  In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the fair value determinations. ABS RMBS and Alt-A reflected the most significant impacts to their respective fair value determinations, due to the continued illiquidity that existed for these classes of securities. For broker quoted securities’ fair value determinations, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points.  Privately placed securities’ fair value determinations, which were based on internal ratings that are not market observable, are calibrated to market observable information in the form of external NAIC ratings and credit spreads.  We believe our most significant exposure to changes in fair value is due to market risk.  Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A included in our 2007 Form 10-K.

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

The following table identifies investments as of June 30, 2008 by source of value determination:

	Investments
($ in millions)	Fair Value	Percent to total
Fair value based on internal sources (1)	$14,441	20.4%
Fair value based on external sources (2)	42,587	60.2
Total fixed income, equity and certain short-term securities	57,028	80.6
Fair value of derivatives	231	0.3
Mortgage loans, policy loans, bank loans and certain limited partnership, short-term and other investments, valued at cost, amortized cost and the equity method	13,496	19.1
Total	$70,755	100.0%

(1)   Includes short-term, commercial paper and other of $4.61 billion reported in Level 2.

(2)   Includes $4.88 billion that are valued using broker quotes.

For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the Levels promulgated by SFAS No. 157, see Note 4 to the Condensed Consolidated Financial Statements.

The following table provides additional detail regarding Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Consolidated Statement of Financial Position at June 30, 2008.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Other Valuations and	Balance as of
($ in millions)	(Level 1)	(Level 2)	(Level 3)	Netting	June 30, 2008
Financial assets
Fixed income securities:
Corporate		$13,574	$569		$14,143
Corporate privately placed securities		3,840	10,775		14,615
Municipal		3,243	59		3,302
Municipal – ARS		8	745		753
U.S. government and agencies	$463	3,180	—		3,643
ABS RMBS	—	—	1,798		1,798
Alt-A	—	—	468		468
Other CDO	—	—	560		560
Other ABS	—	—	1,613		1,613
ABS CDO	—	—	14		14
CRE CDO	—	—	375		375
CMBS	—	5,375	168		5,543
Preferred stock	—	14	—		14
MBS	—	2,670	12		2,682
Foreign government	—	2,002	—		2,002
ABS – Credit card and auto loans	—	144	204		348
Total fixed income securities	463	34,050	17,360		51,873
Equity securities:
U.S equities	16	—	16		32
International equities	—	26	10		36
Other	—	81	1		82
Total equity securities	16	107	27		150
Short-term investments:
Commercial paper and other	—	4,609	—		4,609
Money market funds	396	—	—		396
Total short–term investments	396	4,609	—		5,005
Other investments:
Free–standing derivatives	—	581	44		625
Total other investments	—	581	44		625
Total recurring basis assets	875	39,347	17,431		57,653
Non–recurring basis	—	—	254		254
Valued at cost, amortized cost or using the equity method	—	—	—	$13,242	13,242
Counterparty and cash collateral netting (1)	—	—	—	(394)	(394)
Total investments	875	39,347	17,685	12,848	70,755
Separate account assets	12,438	—	—	—	12,438
Other assets	1	—	2	—	3
Total financial assets	$13,314	$39,347	$17,687	$12,848	$83,196
% of total financial assets	16.0%	47.3%	21.3%	15.4%	100.0%

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(50)	$(20)	—	$(70)
Other liabilities:
Free–standing derivatives	—	(398)	(69)	—	(467)
Non–recurring basis	—	—	(89)	—	(89)
Counterparty and cash collateral netting (1)	—	—	—	$243	243
Total financial liabilities	$—	$(448)	$(178)	$243	$(383)
% of total financial liabilities	0.0%	117.0%	46.5%	(63.5)%	100.0%

(1) In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, we net all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At June 30, 2008, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $151 million.

The following table provides a summary of changes in fair value during the three–month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:						Total Gains (Losses) included in
($ in millions)	Balance as of March 31, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (Out) of Level 3	Balance as of June 30, 2008		Net Income for Instruments Still Held at June 30, 2008 (4)
Financial assets
Fixed income securities:
Corporate	$734	$(10)	$(8)	$16	$(163)	$569		$(9)
Corporate privately placed securities	11,155	(31)	(169)	(278)	98	10,775		(53)
Municipal	41	—	1	21	(4)	59		—
Municipal – ARS	172	—	(21)	(21)	615	745		—
ABS RMBS	2,000	(243)	129	(88)	—	1,798		(243)
Alt–A	486	(31)	30	(17)	—	468		(31)
Other CDO	1,696	2	(58)	(7)	(20)	1,613		2
Other ABS	633	(5)	(17)	(71)	20	560		(4)
ABS CDO	17	(3)	1	(1)	—	14		(3)
CRE CDO	436	(311)	278	(28)	—	375		(288)
CMBS	191	(37)	29	(19)	4	168		(35)
Preferred stock	—	—	—	—	—	—		—
MBS	13	—	—	(1)	—	12		—
Foreign government	—	—	—	—	—	—		—
ABS – Credit card and auto loans	163	—	1	(7)	47	204		—
Total fixed income securities	17,737	(669)	196	(501)	597	17,360		(664)
Equity securities	57	(1)	(3)	13	(39)	27		(1)
Other investments:
Free-standing derivatives, net	(35)	—	—	10	—	(25	)(2)	32
Total other investments	(35)	—	—	10	—	(25)		32
Total investments	17,759	(670)	193	(478)	558	17,362	(3)	(633)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$17,761	$(670)	$193	$(478)	$558	$17,364		$(633)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(10)	$(11)	$—	$1	$—	$(20)		$(11)
Total recurring Level 3 financial liabilities	$(10)	$(11)	$—	$1	$—	$(20)		$(11)

(1)   The amounts above total $(681) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(682) million in realized capital gains and losses; $13 million in net investment income; $(1) million in interest credited to contractholder funds, and; $(11) million in contract benefits.

(2)   Comprises $44 million of financial assets and $(69) million of financial liabilities.

(3)   Comprises $17.43 billion of investments and $(69) million of free–standing derivatives included in financial liabilities.

(4)   The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(644) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(646) million in realized capital gains and losses; $13 million in net investment income, and; $(11) million in contract benefits.

The following table provides a summary of changes in fair value during the six–month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:						Total Gains (Losses) included in
($ in millions)	Balance as of January 1, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (Out) of Level 3	Balance as of June 30, 2008		Net Income for Instruments Still Held at June 30, 2008 (4)
Financial assets
Fixed income securities:
Corporate	$747	$(43)	$(7)	$4	$(132)	$569		$(50)
Corporate privately placed securities	11,098	(11)	(200)	(349)	237	10,775		(39)
Municipal	68	—	—	1	(10)	59		—
Municipal – ARS	163	—	(21)	(12)	615	745		—
ABS RMBS	2,382	(281)	(132)	(171)	—	1,798		(264)
Alt–A	588	(70)	(17)	(33)	—	468		(70)
Other CDO	1,961	2	(313)	(17)	(20)	1,613		1
Other ABS	720	(15)	(45)	(164)	64	560		(16)
ABS CDO	36	(63)	42	(1)	—	14		(63)
CRE CDO	566	(311)	158	(38)	—	375		(285)
CMBS	224	(35)	(3)	(22)	4	168		(33)
Preferred stock	—	—	—	—	—	—		—
MBS	28	(1)	—	(15)	—	12		—
Foreign government	—	—	—	—	—	—		—
ABS – Credit card and auto loans	249	—	(7)	(41)	3	204		—
Total fixed income securities	18,830	(828)	(545)	(858)	761	17,360		(819)
Equity securities	61	(2)	(6)	13	(39)	27		(2)
Other investments:
Free-standing derivatives, net	(6)	(31)	—	12	—	(25	)(2)	14
Total other investments	(6)	(31)	—	12	—	(25)		14
Total investments	18,885	(861)	(551)	(833)	722	17,362	(3)	(807)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$18,887	$(861)	$(551)	$(833)	$722	$17,364		$(807)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(25)	$—	$1	$—	$(20)		$(25)
Total recurring Level 3 financial liabilities	$4	$(25)	$—	$1	$—	$(20)		$(25)

(1)   The amounts above total $(886) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(882) million in realized capital gains and losses; $25 million in net investment income; $(4) million in interest credited to contractholder funds, and; $(25) million in contract benefits.

(2)   Comprises $44 million of financial assets and $(69) million of financial liabilities.

(3)   Comprises $17.43 billion of investments and $(69) million of free–standing derivatives included in financial liabilities.

(4)   The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(832) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(831) million in realized capital gains and losses; $25 million in net investment income; $(1) million in interest credited to contractholder funds, and; $(25) million in contract benefits.

Transfers into and out of Level 3 during the six months ended June 30, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories.  Due to a further deterioration in liquidity for the segment of the ARS market backed by student loans, certain market observable data utilized for valuation purposes became unavailable during the second quarter of 2008.  As of June 30, 2008, $745 million or 98.9% of our total ARS holdings were valued using a discounted cash flow model.  Certain inputs to the valuation model that are significant to the overall valuation and not market observable included: estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.  As a result of the reliance on certain non-market observable inputs, the portion of the ARS portfolio backed by student loans have been transferred to Level 3 for the period ended June 30, 2008. These same securities were classified as Level 2 measurements for the period ended March 31, 2008.  Our ARS holdings that are not backed by student loans have a fair value equal to their corresponding par value based on market observable inputs and, therefore, continue to have a Level 2 classification.

        The following table presents fair value as a percent of amortized cost for Level 3 investments at June 30, 2008.

($ in millions)	Fair value	Fair value as a % of Amortized cost
Fixed income securities:
Corporate	$569	100.7%
Corporate - privately placed securities	10,775	99.8
Municipal	59	100.0
Municipal - ARS	745	97.3
ABS RMBS	1,798	79.1
Alt-A	468	91.6
Other CDO	1,613	74.1
Other ABS	560	89.3
ABS CDO	14	116.7
CRE CDO	375	101.1
CMBS	168	82.8
Preferred stock	—	—
MBS	12	100.0
Foreign government	—	—
ABS – Credit card and auto loans	204	95.3
Total fixed income securities	17,360	93.4
Equity securities:
U.S. equities	16	100.0
International equities	10	100.0
Other	1	100.0
Total equity securities	27	103.8
Other investments:
Free-standing derivatives	44	100.0
Total other investments	44	100.0
Sub-total recurring Level 3 investments	17,431	93.4
Non-recurring basis	254	100.0
Total Level 3 investments	$17,685	93.5

Non-recurring investments include certain mortgage loans, limited partnership interests and other investments at fair value due to our change in intent write-downs and other-than-temporary impairments at June 30, 2008.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and debt, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	June 30, 2008	December 31, 2007
Common stock, retained income and other shareholder’s equity items	$4,731	$4,847
Accumulated other comprehensive income	(446)	(84)
Total shareholder’s equity	4,285	4,763
Debt	250	200
Total capital resources	$4,535	$4,963

Shareholder’s equity decreased in the first six months of 2008 due to a net loss in the first six months of 2008 and higher unrealized net capital losses on investments as June 30, 2008 compared to December 31, 2007, partially offset by capital contributions from AIC.

In the second quarter of 2008, the Company received a capital contribution from its parent AIC of $349 million, which was recorded as additional capital paid-in on the Condensed Consolidated Statements of Financial Position.  The capital contribution included fixed income securities with a fair value of $337 million, accrued investment income of $5 million and cash of $7 million.  Additionally, in the first quarter of 2008, a non-cash capital contribution was recorded in connection with a reinsurance transaction with an unconsolidated affiliate.

In the second quarter of 2008, the Board of Directors of AIC authorized AIC to make up to $400 million in funds available to the Company on or before September 1, 2008 through one or any combination of the following methods: by making one or more capital contributions in cash or securities, by providing a guaranty or guarantees, or by purchasing one or more surplus notes or other securities.

Debt increased $50 million in the second quarter of 2008 due to the issuance and transfer of a surplus note to an unconsolidated affiliate.  On May 28, 2008, under an existing agreement with Kennett Capital, Inc. (“Kennett”), an unconsolidated affiliate of the Company, the Company sold Kennett a $50 million redeemable surplus note issued by ALIC Reinsurance Company (“ALIC Re”), a wholly owned subsidiary of ALIC.  The surplus note is due June 1, 2038 with an initial rate of 5.93% that will reset every ten years to the then current ten year Constant Maturity Treasury yield (“CMT”), plus 2.09%.   As payment, Kennett issued a full recourse note due June 1, 2038 to ALIC for the same amount with an initial interest rate of 5.73% that will reset every ten years to the then current ten year CMT, plus 1.89.  The note due from Kennett is classified as other investments and the related surplus note is classified as long-term debt in the Condensed Consolidated Statements of Financial Position.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, AIC’s ratings and other factors.  There have been no changes to our insurance financial strength ratings since December 31, 2007.  S&P affirmed AIC’s and our ratings in July 2008.  Moody’s placed certain of our ratings under review.

Effective May 8, 2008, the Company, AIC and The Allstate Corporation (“the Corporation”) entered into a one-year Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) replacing the Intercompany Liquidity Agreement between the Company and AIC, dated January 1, 2008.  It shall be automatically renewed for subsequent one-year terms unless terminated by the parties.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  ALIC and AIC each serve as a lender and borrower and the Corporation serves only as a lender. See Note 2 to the Condensed Consolidated Financial Statements for further details.

Additionally, the Company has a Capital Support Agreement with AIC under which AIC is committed to provide capital to the Company to allow for profitable growth while maintaining financial strength ratings at or above those of AIC.  See Note 2 to the Condensed Consolidated Financial Statements for further details.

Liquidity Sources and Uses As reflected in our Condensed Consolidated Statements of Cash Flows, lower operating cash flows in the first six months of 2008, compared to the first six months of 2007, were primarily related to a decrease in investment income and premiums.

Cash flows used in investing activities increased in the first six months of 2008, compared to the first six months of 2007, primarily due to an increased investment in short-term securities, partially offset by a lower investment in and higher proceeds from sales of fixed income securities.

Cash flows used in financing activities decreased primarily due to increased contractholder fund deposits partially offset by higher contractholder fund withdrawals.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

A total of $986 million of extendible medium-term notes backed by funding agreements have been called and will be retired in July 2008.  We have accumulated, and expect to maintain, short-term investments to retire these obligations.  As of June 30, 2008, $3.12 billion of extendible funding agreements have maturity dates prior to or on March 31, 2009.

In addition to the Capital Support Agreement and Liquidity Agreement, which provide a maximum amount of potential funding under each agreement of $1.00 billion, we also have access to additional borrowing to support liquidity through The Allstate Corporation as follows:

•                   A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2008, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A primary credit facility that covers short-term liquidity requirements.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining four years of the facility upon approval of existing or replacement lenders providing more than two thirds of the commitments to lend.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that The Allstate Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at June 30, 2008 was 21.7%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under this line of credit during the first six months of 2008. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by The Allstate Corporation with the Securities and Exchange Commission in May 2006.  The Allstate Corporation can use it to issue an unspecified amount of debt securities, common stock (including 354 million shares of treasury stock as of June 30, 2008), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.  The specific terms of any securities The Allstate Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

As of June 30, 2008, we recorded a net deferred tax asset of $149 million, which included a net deferred tax asset of $748 million relating to unrealized and realized tax net capital losses that have not yet been recognized for tax purposes.  Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The impact of our investment strategies may be adversely affected by developments in the investment markets

The impact of our investment portfolio risk mitigation and return optimization programs may be adversely affected by unexpected developments in the investment markets.

The realization of deferred tax assets is subject to uncertainty

The realization of our deferred tax assets is based on our assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.  However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.

Item 6.  Exhibits

(a)	Exhibits
An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

August 8, 2008
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

10.1

Letter Agreement between Allstate Insurance Company, The Allstate Corporation and certain affiliates, including Allstate Life Insurance Company, effective December 1, 2007, incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed May 23, 2008.

10.2	Amendment No. 1 to Credit Agreement dated as of May 22, 2008, incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed May 27, 2008.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 7, 2008, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1