Form 10-Q
period 2008-09-30
ALLSTATE LIFE INSURANCE CO
filed 2008-11-12
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Yes ☐    No ☒

As of November 11, 2008, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues
Premiums	$138	$104	$425	$381
Contract charges	228	236	665	694
Net investment income	912	1,062	2,826	3,145
Realized capital gains and losses	(568)	(128)	(1,928)	(2)
	710	1,274	1,988	4,218

Costs and expenses
Contract benefits	361	315	1,045	1,020
Interest credited to contractholder funds	573	672	1,732	1,967
Amortization of deferred policy acquisition costs	(26)	129	(32)	410
Operating costs and expenses	106	84	297	243
	1,014	1,200	3,042	3,640

Gain (loss) on disposition of operations	2	6	(7)	9

(Loss) income from operations before income tax (benefit) expense	(302)	80	(1,061)	587

Income tax (benefit) expense	(118)	24	(394)	195

Net (loss) income	$(184)	$56	$(667)	$392

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
($ in millions, except par value data)	2008	2007
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $51,091 and $58,020)	$48,071	$58,469
Mortgage loans	10,234	9,901
Equity securities, at fair value (cost $116 and $102)	108	102
Limited partnership interests	1,184	994
Short-term	3,045	386
Policy loans	809	770
Other	1,363	1,792

Total investments	64,814	72,414

Cash	113	185
Deferred policy acquisition costs	5,949	3,905
Reinsurance recoverables	3,519	3,410
Accrued investment income	620	652
Other assets	1,607	622
Deferred income taxes	285	—
Separate Accounts	10,603	14,929

Total assets	$87,510	$96,117

Liabilities
Contractholder funds	$57,790	$60,464
Reserve for life-contingent contract benefits	12,141	12,598
Unearned premiums	31	33
Payable to affiliates, net	109	206
Other liabilities and accrued expenses	2,404	2,823
Deferred income taxes	—	101
Surplus notes due to related parties	650	200
Separate Accounts	10,603	14,929

Total liabilities	83,728	91,354

Commitments and Contingent Liabilities (Note 6)

Shareholder’s Equity
Redeemable preferred stock – series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock – series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,475	1,108
Retained income	3,089	3,734
Accumulated other comprehensive loss:
Unrealized net capital gains and losses	(787)	(84)

Total accumulated other comprehensive loss	(787)	(84)

Total shareholder’s equity	3,782	4,763

Total liabilities and shareholder’s equity	$87,510	$96,117

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
($ in millions)	2008	2007
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(667)	$392
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(313)	(218)
Realized capital gains and losses	1,928	2
Loss (gain) on disposition of operations	7	(9)
Interest credited to contractholder funds	1,732	1,967
Changes in:
Contract benefit and other insurance reserves	(435)	(190)
Unearned premiums	(2)	(2)
Deferred policy acquisition costs	(486)	11
Reinsurance recoverables, net	(59)	(212)
Income taxes	(277)	68
Other operating assets and liabilities	30	(5)
Net cash provided by operating activities	1,458	1,804

Cash flows from investing activities
Proceeds from sales:
Fixed income securities	8,617	8,774
Equity securities	120	48
Limited partnerships	76	155
Mortgage loans	205	—
Other investments	131	112
Investment collections:
Fixed income securities	1,814	2,289
Mortgage loans	575	1,234
Other investments	77	329
Investment purchases:
Fixed income securities	(5,112)	(10,685)
Equity securities	(130)	(80)
Limited partnerships	(322)	(511)
Mortgage loans	(1,112)	(2,064)
Other investments	(102)	(577)
Change in short-term investments, net	(2,878)	138
Change in other investments, net	(295)	52
Net cash provided by (used in) investing activities	1,664	(786)

Cash flows from financing activities
Issuance of surplus notes to related parties	400	—
Note payable to parent	—	(500)
Redemption of redeemable preferred stock	—	(11)
Contractholder fund deposits	8,249	6,630
Contractholder fund withdrawals	(11,843)	(7,193)
Dividends paid	—	(85)
Net cash used in financing activities	(3,194)	(1,159)

Net decrease in cash	(72)	(141)
Cash at beginning of the period	185	273
Cash at end of period	$113	$132

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

The condensed consolidated financial statements and notes as of September 30, 2008, and for the three-month and nine-month periods ended September 30, 2008 and 2007 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2008 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Premiums and Contract Charges

The following table summarizes premiums and contract charges by product.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2008	2007	2008	2007
Premiums
Traditional life insurance (1)	$90	$62	$271	$192
Immediate annuities with life contingencies	25	32	91	161
Accident, health and other	23	10	63	28
Total premiums	138	104	425	381

Contract charges
Interest-sensitive life insurance (1)	$215	$217	$625	$637
Fixed annuities	13	19	39	56
Variable annuities	—	—	1	1
Total contract charges	228	236	665	694
Total premiums and contract charges	$366	$340	$1,090	$1,075

(1)   Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges.  For the three months and nine months ended September 30, 2007, these ceded reinsurance premiums were $25 million and $64 million, respectively.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (collectively “FIN 48”)

The FASB issued the interpretation in July 2006 and the related staff position in May 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006.  No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

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

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non-recurring basis as of January 1, 2008.  Consistent with the provisions of FSP FAS 157-2, the Company decided to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009.  In October 2008, the FASB issued FASB Staff Position No. FAS 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157–3”), which clarifies the application of SFAS 157 in a market that is not active.  The Company adopted the provisions of FSP FAS 157–3 as of September 30, 2008.  The adoption of SFAS No. 157 and FSP FAS 157-3 did not have a material effect on the Company’s results of operations or financial position (see Note 4).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”)

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

Pending accounting standards

SFAS No. 141(R), Business Combinations (“SFAS No. 141R”)

In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  Among other things, SFAS No. 141R broadens the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contractual contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings.  The provisions of SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively only.  Early adoption is not permitted. The Company will apply the provisions of SFAS No. 141R as required when effective.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 160 which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary’s equity that is attributable to owners of the subsidiary other than its parent or parent’s affiliates.  Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the consolidated statement of operations.  SFAS No. 160 requires that all changes in a parent’s ownership interest in a subsidiary when control of the subsidiary is retained, be accounted for as equity transactions.  In contrast, when control over a subsidiary is relinquished and the subsidiary is deconsolidated, SFAS No. 160 requires a parent to recognize a gain or loss in net income as well as provide certain associated expanded disclosures.  SFAS No. 160 is effective as of the beginning of a reporting entity’s first fiscal year beginning after December 15, 2008.  Early adoption is prohibited.  SFAS No. 160 requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented.  The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s results of operations or financial position.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”)

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

FASB Staff Position No. FAS 133–1 and FIN 45–4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133–1 and FIN 45–4”)

In September 2008, the FASB issued FSP FAS 133–1 and FIN 45–4, which amends SFAS No. 133, and FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), to both enhance and synchronize the disclosure requirements of the two statements with respect to the potential for adverse effects of changes in credit risk on the financial statements of the sellers of credit derivatives and certain guarantees.  SFAS No. 133 was amended to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  FIN 45 was amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  The FSP clarifies the FASB’s intent that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The provisions of this FASB Staff Position that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008; therefore, the disclosure requirements which have no impact to the Company’s results of operations or financial position, will be adopted at December 31, 2008.

2.    Related Party Transactions

Investment purchases

In September 2008, in accordance with two sale agreements with its parent AIC, the Company purchased investments from AIC.  The Company paid $944 million in cash for the investments, which included mortgage loans and privately placed corporate fixed income securities with a fair value on the date of sale of $613 million and $325 million, respectively, and $6 million of accrued investment income.  Since the transaction was between affiliates under common control, the mortgage loans were recorded at the outstanding principal balance, net of unamortized premium or discount, on the date of sale of $634 million and the privately placed corporate fixed income securities were recorded at the amortized cost basis on the date of sale of $338 million.  The difference between the fair value and the outstanding principal balance, net of unamortized premium or discount, for the mortgage loans, and the amortized cost basis for the privately placed corporate fixed income securities, on the date of sale, was recorded as an increase to retained income of $22 million after-tax ($34 million pre-tax).

Capital contributions

In June 2008, the Company received a capital contribution from its parent AIC of $349 million, which was recorded as additional capital paid-in on the Condensed Consolidated Statements of Financial Position.  The capital contribution included fixed income securities of $337 million, accrued investment income of $5 million and cash of $7 million.

The Company and AIC have a Capital Support Agreement that went into effect in 2007.  Under the terms of this agreement, AIC agrees to provide capital to maintain the amount of statutory capital and surplus necessary to maintain a company action level risk-based capital (“RBC”) ratio of at least 150%.  AIC’s obligation to provide capital to the Company under the agreement is limited to an aggregate amount of $1 billion.  Discretionary capital contributions made by AIC outside of the terms of this agreement, including the $349 million contribution made in June 2008, do not reduce AIC’s $1 billion obligation.  In exchange for providing this capital, the Company will pay AIC an annual commitment fee of 1% of the amount of the Capital and Surplus maximum that remains available on January 1 of such year.  The Company or AIC have the right to terminate this agreement when: 1) the Company qualifies for a financial strength rating from Standard and Poor’s, Moody’s or A.M. Best, without giving weight to the existence of this agreement, that is the same or better than its rating with such support; 2) the Company’s RBC ratio is at least 300%; or 3) AIC no longer directly or indirectly owns at least 50% of the voting stock of the Company.  At September 30, 2008, no capital had been provided by AIC under this agreement.

Reinsurance transactions

Effective January 1, 2008, the Company’s coinsurance reinsurance agreement with its unconsolidated affiliate American Heritage Life Insurance Company (“AHL”), which went into effect in 2004, was amended to include the assumption by the Company of certain accident and health insurance policies.  In accordance with this amendment, the Company recorded cash of $16 million, premium installment receivables of $5 million, DAC of $32 million, reserves for life-contingent contract benefits of $24 million and accrued liabilities of $2 million.  Since the Company received assets in excess of net liabilities from an affiliate under common control, the Company recognized a gain of $27 million ($18 million after-tax), which was recorded as a non-cash capital contribution resulting in an increase to additional capital paid-in on the Company’s Condensed Consolidated Statements of Financial Position.

Debt

On August 29, 2008, the Company issued a surplus note to AIC with a principal sum of $400 million in exchange for cash.  This surplus note accrues interest at a rate of 7.50% annually, which is due on the first day of April and October in each year beginning 2009 until maturity on August 29, 2028.  The payment of interest and principal is subject to prior written approval from the Director of Insurance of the State of Illinois and can only be paid out of the Company’s statutory-basis surplus that is in excess of certain amounts specified in the surplus note.  This surplus note is included as a component of surplus notes due to related parties on the Condensed Consolidated Statements of Financial Position.  During the three months and nine months ended September 30, 2008, the Company recorded interest expense on this surplus note of $3 million, which is included as a component of operating costs and expenses on the Condensed Consolidated Statements of Operations.

Under an existing agreement with Kennett Capital, Inc. (“Kennett”), an unconsolidated affiliate of ALIC, ALIC sold Kennett on June 30, 2008 a $50 million redeemable surplus note issued on May 28, 2008 by ALIC Reinsurance Company (“ALIC Re”), a wholly owned subsidiary of ALIC.  The surplus note is due June 1, 2038 with an initial rate of 5.93% that will reset every ten years to the then current ten year Constant Maturity Treasury yield (“CMT”), plus 2.09%.   As payment, Kennett issued on June 30, 2008 a full recourse note due June 1, 2038 to ALIC for the same amount with an initial interest rate of 5.73% that will reset every ten years to the then current ten year CMT, plus 1.89%.  The note due from Kennett is classified as other investments and the related surplus note is classified as surplus notes due to related parties in the Condensed Consolidated Statements of Financial Position.  During the three months and nine months ended September 30, 2008, the Company recorded interest expense on this surplus note of $1 million, which is included as a component of operating costs and expenses on the Condensed Consolidated Statements of Operations.  Additionally, during the three months and nine months ended September 30, 2008, the company recorded net investment income on the note due from Kennett of $1 million.

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

3.    Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities and limited partnerships, totaled $9 million and $72 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending and other business activities and for funds received from the Company’s security repurchase business activities are reported in either other liabilities and accrued expenses or other investments in the Condensed Consolidated Statements of Financial Position. As permitted under FSP FIN 39-1, the amount of cash collateral netted and reclassified to other investments against the net derivative positions was $115 million as of September 30, 2008.  The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

	Nine months ended
	September 30,
($ in millions)	2008	2007
Net change in fixed income securities	$314	$(400)
Net change in short-term investments	274	(34)
Operating cash flow provided (used)	$588	$(434)

Liabilities for collateral and security repurchase, beginning of year	$(1,817)	$(2,294)
Liabilities for collateral and security repurchase, end of period	(1,229)	(2,728)
Operating cash flow (used) provided	$(588)	$434

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

In determining fair value, the Company principally uses the market approach which generally utilizes market transaction data for the same or similar instruments.  To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies.  SFAS No. 157 establishes a hierarchy for inputs used in determining fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.

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

Financial assets and financial liabilities recorded on the Condensed Consolidated Statements of Financial Position at fair value as of September 30, 2008 are categorized in the fair value hierarchy based on the reliability of inputs to the valuation techniques as follows:

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

b)             Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)              Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

The availability of observable inputs varies by instrument. In situations where fair value is based on internally developed pricing models or inputs that are unobservable in the market, the determination of fair value requires more judgment.  The degree of judgment exercised by the Company in determining fair value is typically greatest for instruments categorized in Level 3. In many instances, valuation inputs used to measure fair value fall into different levels of the fair value hierarchy.  The category level in the fair value hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting measurement is reflected in the condensed consolidated financial statements.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free–standing derivatives as the embedded derivatives are presented with the host contract in fixed income securities.

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities on a Recurring Basis

Level 1 Measurements

Fixed income securities:  U.S. treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Equity securities:  Comprise actively traded, exchange-listed U.S. and international equity securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

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

Level 2 Measurements

Fixed income securities:

Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Also includes privately placed securities totaling $3.6 billion which have market-observable external ratings from independent third party rating agencies.

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

Preferred stock; MBS; Foreign government; ABS – credit card, auto and student loans:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

Equity securities:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

Short-term:  Commercial paper and other short-term investments are valued based on quoted prices for identical or similar assets in markets that are not active or amortized cost.

Other investments:  Free-standing exchange listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.

OTC derivatives, including interest rate swaps, foreign currency swaps, foreign exchange forward contracts, certain credit default swaps, and commodity swaps, are valued using models that rely on inputs such as interest rate yield curves, currency rates, adjustment for counterparty credit risks, and commodity prices that are observable for substantially the full term of the contract.  The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

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

Corporate privately placed:  Valued based on non-binding broker quotes and models that are widely accepted in the financial services industry and use internally assigned credit ratings as inputs and instrument specific inputs.  Instrument specific inputs used in internal fair value determinations include coupon rate, weighted average life, sector of the issuer and call provisions.  Privately placed securities are categorized as Level 3 as a result of the significance of non-market observable inputs.  The $10.4 billion of privately placed fixed income securities included in Level 3 primarily comprise $8.8 billion valued using an internal model and $1.5 billion valued using non-binding broker quotes.  The internally modeled securities are valued based on internal ratings, which are not observable in the market.  Multiple internal ratings comprise a National Association of Insurance Commissioners (“NAIC”) rating category and when used in the internal model provide a more refined determination of fair value.  The Company’s internal ratings are primarily consistent with the NAIC ratings which are generally updated annually.

ABS residential mortgage-backed securities (“ABS RMBS”); Alt–A residential mortgage-backed securities (“Alt-A”):  ABS RMBS and Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.  Certain ABS RMBS and Alt-A are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all ABS RMBS and Alt-A are categorized as Level 3.

Other collateralized debt obligations (“CDO”); ABS collateralized debt obligations (“ABS CDO”):  Valued based on non-binding broker quotes received from brokers who are familiar with the investments.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all collateralized loan obligations (“CLO”), ABS CDO, and synthetic collateralized debt obligations are categorized as Level 3.

CMBS; Commercial real estate collateralized debt obligations (“CRE CDO”):  CRE CDO, which are reported as CMBS, and other CMBS, are valued based on non-binding broker quotes and are categorized as Level 3.

Municipal:  ARS primarily backed by student loans totaling $708 million that have become illiquid due to failures in the auction market and municipal bonds totaling $1 million that are not rated by third party credit rating agencies but are generally rated by the NAIC are included in Level 3.  ARS backed by student loans are valued based on a discounted cash flow model with certain inputs to the valuation model that are significant to the valuation, but are not market observable, including estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.  Non–rated municipal bonds are valued based on valuation models that are widely accepted in the financial services industry and require projections of future cash flows that are not market–observable, and are categorized as Level 3 as a result of the significance of non–market observable inputs.

Other investments:  Certain free-standing OTC derivatives, such as caps, floors, certain credit default swaps and OTC options (including swaptions), are valued using valuation models that are widely accepted in the financial services industry.  Inputs include non-market observable inputs such as volatility assumptions that are significant to the valuation of the instruments.

Contractholder funds:  Derivatives embedded in annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities.  The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data.  These are categorized as Level 3 as a result of the significance of non-market observable inputs.

Financial Assets and Financial Liabilities on a Non-recurring Basis

Mortgage loans, limited partnership interests and other investments written–down to fair value in connection with recognizing other–than–temporary impairments are primarily valued using valuation models that are widely accepted in the financial services industry.  Inputs include non–market observable inputs such as credit spreads.  At September 30, 2008, mortgage loans, limited partnership interests and other investments with a fair value of $225 million were included in the fair value hierarchy in Level 3 since they were subject to remeasurement at fair value during the third quarter of 2008.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2008:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Other valuations	Balance as of September 30,
($ in millions)	(Level 1)	(Level 2)	(Level 3)	and netting	2008
Financial assets:
Fixed income securities	$654	$31,699	$15,718		$48,071
Equity securities	33	45	30		108
Short–term investments	155	2,710	—		2,865
Other investments:
Free-standing derivatives	—	403	34		437
Total recurring basis assets	842	34,857	15,782		51,481
Non-recurring basis	—	—	225		225
Valued at cost, amortized cost or using the equity method				$13,445	13,445
Counterparty and cash collateral netting (1)				(337)	(337)
Total investments	842	34,857	16,007	13,108	64,814
Separate account assets	10,603	—	—	—	10,603
Other assets	(3)	—	2	—	(1)

Total financial assets	$11,442	$34,857	$16,009	$13,108	$75,416
% of Total financial assets	15.2%	46.2%	21.2%	17.4%	100.0%

Financial liabilities:
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(46)	$(42)		$(88)
Other liabilities:
Free-standing derivatives	—	(399)	(68)		(467)
Non-recurring basis	—	—	—		—
Counterparty and cash collateral netting (1)				$222	222
Total financial liabilities	$—	$(445)	$(110)	$222	$(333)
% of Total financial liabilities	—%	133.6%	33.0%	(66.6)%	100.0%

(1)   In accordance with FSP FIN 39-1, the Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At September 30, 2008, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $115 million.

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

The following table provides a summary of changes in fair value during the three–month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:			Net			Total gains (losses) included in net income for
($ in millions)	Balance as of June 30, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	transfers in and/or (out) of Level 3	Balance as of September 30, 2008		instruments still held at September 30, 2008 (4)
Financial assets
Fixed income securities	$17,360	$(395)	$(703)	$(672)	$128	$15,718		$(383)
Equity securities	27	(1)	(1)	5	—	30		(1)
Other investments:
Free-standing derivatives, net	(25)	(34)	—	25	—	(34)	(2)	(3)
Total investments	17,362	(430)	(704)	(642)	128	15,714	(3)	(387)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$17,364	$(430)	$(704)	$(642)	$128	$15,716		$(387)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(20)	$(23)	$—	$1	$—	$(42)		$(23)
Total recurring Level 3 financial liabilities	$(20)	$(23)	$—	$1	$—	$(42)		$(23)

(1)   The amounts above total $(453) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(461) million in realized capital gains and losses; $32 million in net investment income; $(1) million in interest credited to contractholder funds; and $(23) million in contract benefits.

(2)   Comprises $34 million of financial assets and $(68) million of financial liabilities.

(3)   Comprises $15.78 billion of investments and $(68) million of free-standing derivatives included in financial liabilities.

(4)   The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3.  These gains and losses total $(410) million and are reported in the Condensed Consolidated Statements of Operations as follows:  $(419) million in realized capital gains and losses; $32 million in net investment income; and $(23) million in contract benefits.

The following table provides a summary of changes in fair value during the nine–month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:			Net			Total gains (losses) included in Net Income for
($ in millions)	Balance as of January 1, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	transfers in and/or (out) of Level 3	Balance as of September 30, 2008		instruments still held at September 30, 2008 (4)
Financial assets
Fixed income securities	$18,830	$(1,223)	$(1,248)	$(1,530)	$889	$15,718		$(1,012)
Equity securities	61	(3)	(7)	18	(39)	30		(3)
Other investments:
Free-standing derivatives, net	(6)	(65)	—	37	—	(34)	(2)	18
Total investments	18,885	(1,291)	(1,255)	(1,475)	850	15,714	(3)	(997)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$18,887	$(1,291)	$(1,255)	$(1,475)	$850	$15,716		$(997)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(47)	$—	$1	$—	$(42)		$(47)
Total recurring Level 3 financial liabilities	$4	$(47)	$—	$1	$—	$(42)		$(47)

(1)   The amounts above total $(1.34) billion and are reported in the Condensed Consolidated Statements of Operations as follows: $(1.34) billion in realized capital gains and losses; $57 million in net investment income; $(5) million in interest credited to contractholder funds and; $(47) million in contract benefits.

(2)   Comprises $34 million of financial assets and $(68) million of financial liabilities.

(3)   Comprises $15.78 billion of investments and $(68) million of free-standing derivatives included in financial liabilities.

(4)   The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3.  These gains and losses total $(1.04) billion and are reported in the Condensed Consolidated Statements of Operations as follows:  $(1.04) billion in realized capital gains and losses; $51 million in net investment income; $(1) million in interest credited to contractholder funds; and $(47) million in contract benefits.

5.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Premiums and contract charges
Direct	$560	$564	$1,688	$1,742
Assumed
Affiliate	16	4	46	12
Non-affiliate	7	7	19	20
Ceded—non-affiliate	(217)	(235)	(663)	(699)

Premiums and contract charges, net of reinsurance	$366	$340	$1,090	$1,075

The effects of reinsurance on contract benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Contract benefits
Direct	$580	$478	$1,563	$1,471
Assumed
Affiliate	8	3	26	8
Non-affiliate	5	6	19	20
Ceded—non-affiliate	(232)	(172)	(563)	(479)

Contract benefits, net of reinsurance	$361	$315	$1,045	$1,020

The effects of reinsurance on interest credited to contractholder funds are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Interest credited to contractholder funds
Direct	$580	$676	$1,744	$1,979
Assumed
Affiliate	2	3	8	10
Non-affiliate	5	5	12	14
Ceded—non-affiliate	(14)	(12)	(32)	(36)

Interest credited to contractholder funds, net of reinsurance	$573	$672	$1,732	$1,967

6.    Guarantees and Contingent Liabilities

Guaranty funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.  Amounts assessed to each company are typically related to its proportion of business written in each state.

The New York Liquidation Bureau (the “Bureau”) has publicly reported that Executive Life Insurance Company of New York (“Executive Life”), currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan, may only be able to meet future obligations of its annuity contacts for the next fifteen years. The shortfall is currently estimated to be $1.27 billion.  If Executive Life were to be declared insolvent in the future, the Company would likely have exposure to guaranty fund assessments or other costs.

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $195 million at September 30, 2008.  The obligations associated with these fixed income securities expire at various times during the next six years.

Related to the disposal through reinsurance of substantially all of our variable annuity business to Prudential Financial, Inc. and its subsidiary (“Prudential”) in 2006, the Company has agreed to indemnify Prudential for certain pre–closing contingent liabilities (including extra–contractual liabilities of the Company and liabilities specifically excluded from the transaction) that the Company has agreed to retain.  In addition, the Company will indemnify Prudential for certain post–closing liabilities that may arise from the acts of the Company and its agents, including in connection with the Company’s provision of transition services.  The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short–Duration and Long–Duration Contracts”.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2008.

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

•             In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought include punitive damages.  Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings.  In the Company’s experience, when specific monetary demands are made in pleadings, they bear little relation to the ultimate loss, if any, to the Company.

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

•             Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material adverse effect on the financial position of the Company.

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

•             The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC’s favor.  In September 2008, the Court of Appeals granted AIC’s petition for rehearing en banc and vacated its earlier decision affirming the trial court’s grant of summary judgment in favor of the EEOC.  The Court of Appeals then dismissed the appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.

•             AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  Plaintiffs allege that they were constructively discharged so that AIC could avoid paying ERISA and other benefits offered under the reorganization.  They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours.  The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007.  Fifteen individuals opted out.  AIC’s motions for judgment on the pleadings were partially granted.  In May 2008, the court granted summary judgment in AIC’s favor on all class claims.  Plaintiffs moved for reconsideration and in the alternative to decertify the class.  AIC opposed this motion and filed a motion for summary judgment with respect to the remaining non–class claim.  In August 2008, the court denied plaintiffs’ motion to reconsider and to decertify the class.

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

7.    Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

	Three months ended September 30,
	2008			2007
($ in millions)	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding losses arising during the period, net of related offsets	$(1,014)	$355	$(659)	$(52)	$18	$(34)
Less: reclassification adjustment of realized capital gains and losses	(489)	171	(318)	103	(36)	67
Unrealized net capital gains and losses	(525)	184	(341)	(155)	54	(101)
Other comprehensive loss	$(525)	$184	(341)	$(155)	$54	(101)

Net (loss) income			(184)			56
Comprehensive loss			$(525)			$(45)

	Nine months ended September 30,
	2008			2007
($ in millions)	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding losses arising during the period, net of related offsets	$(2,717)	$951	$(1,766)	$(335)	$117	$(218)
Less: reclassification adjustment of realized capital gains and losses	(1,635)	572	(1,063)	102	(36)	66
Unrealized net capital gains and losses	(1,082)	379	(703)	(437)	153	(284)
Other comprehensive loss	$(1,082)	$379	(703)	$(437)	$153	(284)

Net (loss) income			(667)			392
Comprehensive (loss) income			$(1,370)			$108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of September 30, 2008, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

November 10, 2008

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

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

HIGHLIGHTS

•                  Net loss of $184 million and $667 million in the third quarter and first nine months of 2008, respectively, compared to net income of $56 million and $392 million in the third quarter and first nine months of 2007, respectively.

•                  Net realized capital losses totaled $568 million and $1.93 billion in the third quarter and first nine months of 2008, respectively.  Net realized capital losses totaled $128 million and $2 million in the third quarter and first nine months of 2007, respectively.

•                  Contractholder fund deposits totaled $1.50 billion and $8.25 billion for the third quarter and first nine months of 2008, respectively, compared to $1.89 billion and $6.62 billion for the third quarter and first nine months of 2007, respectively.

•                  Investments as of September 30, 2008 decreased 10.5% to $64.81 billion from $72.41 billion as of December 31, 2007 and net investment income decreased 14.1% to $912 million in the third quarter of 2008 from $1.06 billion in the same period of 2007, and 10.1% to $2.83 billion in the first nine months of 2008 from $3.15 billion in the same period of 2007.

•                  In addition to focusing on raising returns on investment products, principally fixed annuities and funding agreements, we are currently evaluating strategies to reduce our concentration in them.

•                  We are also evaluating our overall cost structure and ways to shift costs from fixed to variable.

OPERATIONS

Summarized financial data is presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007

Revenues
Premiums	$138	$104	$425	$381
Contract charges	228	236	665	694
Net investment income	912	1,062	2,826	3,145
Realized capital gains and losses	(568)	(128)	(1,928)	(2)
Total revenues	710	1,274	1,988	4,218

Costs and expenses
Contract benefits	(361)	(315)	(1,045)	(1,020)
Interest credited to contractholder funds	(573)	(672)	(1,732)	(1,967)
Amortization of DAC	26	(129)	32	(410)
Operating costs and expenses	(106)	(84)	(297)	(243)
Total costs and expenses	(1,014)	(1,200)	(3,042)	(3,640)

Gain (loss) on disposition of operations	2	6	(7)	9
Income tax benefit (expense)	118	(24)	394	(195)
Net (loss) income	$(184)	$56	$(667)	$392

Investments at September 30			$64,814	$74,571

Net loss in the third quarter of 2008 of $184 million compared to net income of $56 million in the same period of 2007, and a net loss of $667 million in the first nine months of 2008 compared to net income of $392 million in the first nine months of 2007.  The change in both periods was primarily the result of the recognition of higher net realized capital losses in the current year periods compared to the prior year periods.

Analysis of Revenues Total revenues decreased 44.3% or $564 million in the third quarter of 2008 and decreased 52.9% or $2.23 billion in the first nine months of 2008, compared to the same periods of 2007, due mostly to the recognition of higher net realized capital losses and, to a much lesser extent, lower net investment income.

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

The following table summarizes premiums and contract charges by product.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007

Premiums
Traditional life insurance (1)	$90	$62	$271	$192
Immediate annuities with life contingencies	25	32	91	161
Accident, health and other	23	10	63	28
Total premiums	138	104	425	381

Contract charges
Interest-sensitive life insurance (1)	215	217	625	637
Fixed annuities	13	19	39	56
Variable annuities	—	—	1	1
Total contract charges (2)	228	236	665	694

Total premiums and contract charges	$366	$340	$1,090	$1,075

(1)          Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges.  In the third quarter and first nine months of 2007, these ceded reinsurance premiums were $25 million and $64 million, respectively.

(2)          Total contract charges for the third quarter of 2008 and 2007 include contract charges related to the cost of insurance of $142 million and $156 million, respectively.  Total contract charges for the first nine months of 2008 and 2007 include contract charges related to the cost of insurance of $419 million and $456 million, respectively.

Total premiums increased 32.7% and 11.5% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007, primarily due to the prospective reporting reclassification for certain ceded reinsurance premiums.  Excluding the impact of this reporting reclassification, total premiums increased 7.0% in the third quarter of 2008 compared to the third quarter of 2007 and decreased 4.5% in the first nine months of 2008 compared to the same period in the prior year.  The increase in the third quarter of 2008 reflects increased accident and health insurance premium assumed from American Heritage Life Insurance Company (“AHL”), an unconsolidated affiliate, and higher sales of traditional life insurance products, partially offset by lower sales of immediate annuities with life contingencies.  In the first nine months of 2008, increased accident and health insurance premium assumed from AHL and higher sales of traditional life insurance products were more than offset by lower sales of immediate annuities with life contingencies.

Total contract charges decreased 3.4% and 4.2% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007 due primarily to the prospective reporting reclassification of certain ceded reinsurance premiums.  Excluding the impact of this reclassification noted above, total contract charges increased 8.1% and 5.6% in the third quarter and first nine months of 2008, respectively, due to higher contract charges on interest-sensitive life insurance policies resulting from increased contract charge rates and growth in business in force, partially offset by decreased contract charges on fixed annuities resulting primarily from lower surrender charges.

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

  The following table shows the changes in contractholder funds.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Contractholder funds, beginning balance	$60,886	$61,173	$60,464	$60,565

Deposits
Fixed annuities	1,178	1,064	3,101	2,639
Institutional products (funding agreements)	—	500	4,158	3,000
Interest-sensitive life insurance	324	327	989	982
Other	—	—	1	1
Total deposits	1,502	1,891	8,249	6,622

Interest credited	588	672	1,785	1,976

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(3,330)	(474)	(7,460)	(2,469)
Benefits	(422)	(434)	(1,302)	(1,265)
Surrenders and partial withdrawals	(1,062)	(1,357)	(3,096)	(3,468)
Contract charges	(206)	(188)	(605)	(553)
Net transfers from separate accounts	4	3	16	9
Fair value hedge adjustments for institutional products	(164)	61	(165)	27
Other adjustments (1)	(6)	(30)	(96)	(127)
Total maturities, benefits, withdrawals and other adjustments	(5,186)	(2,419)	(12,708)	(7,846)
Contractholder funds, ending balance	$57,790	$61,317	$57,790	$61,317

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

Contractholder funds decreased 5.1% in the third quarter of 2008, compared to an increase of 0.2% in the third quarter of 2007, and decreased 4.4% in the first nine months of 2008, compared to an increase of 1.2% in the same period in the prior year.  Average contractholder funds decreased 3.1% and 3.0% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007.

Contractholder deposits decreased 20.6% in the third quarter and increased 24.6% in the first nine months of 2008, compared to the same periods of 2007.  The decrease in the third quarter of 2008 was due to the absence of institutional product deposits in the third quarter of 2008 compared to $500 million in the third quarter of 2007, partially offset by higher deposits on fixed annuities.  The increase in contractholder deposits for the first nine months of 2008 was driven by higher deposits on institutional products, and to a lesser extent, higher deposits on fixed annuities.  Sales of our institutional products vary from period to period based on management’s assessment of market conditions, investor demand and operational priorities.  Deposits on fixed annuities increased 10.7% and 17.5% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007, due primarily to improvements in the attractiveness of fixed annuities relative to competing products.

Maturities and retirements of institutional products increased $2.86 billion and $4.99 billion in the third quarter and first nine months of 2008, respectively, compared to the same periods in the prior year.  During the third quarter and first nine months of 2008, we retired $2.25 billion and $4.64 billion, respectively, of extendible institutional market deposits for which investors had elected to non-extend their maturity date through a combination of maturities, calls, and acquisitions in the secondary market.  Total outstanding non-extended institutional market deposits were $1.34 billion as of September 30, 2008, all of which become due no later than the end of the third quarter of 2009.  We have accumulated, and expect to maintain, short-term and other maturing investments to fund the retirement of these obligations.

Surrenders and partial withdrawals decreased 21.7% and 10.7% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007.  These declines were due to lower surrenders and partial withdrawals on market value adjusted annuities, partially offset by higher surrenders and partial withdrawals on interest-sensitive life insurance products and traditional fixed annuities.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 9.8% for the first nine months of 2008 and 10.9% for the first nine months of 2007.

Net investment income decreased 14.1% and 10.1% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007.  The declines were primarily due to lower investment yields on floating rate securities, increased short-term investment balances reflecting liquidity management, lower average investment balances, and valuation losses on limited partnership interests accounted for in accordance with the equity method of accounting.

Realized capital gains and losses reflected net losses of $568 million and $1.93 billion in the third quarter and first nine months of 2008, respectively, compared with net losses of $128 million and $2 million in the third quarter and first nine months of 2007, respectively.  For further discussion of realized capital gains and losses, see the Investments section of MD&A.

Analysis of Costs and Expenses Total costs and expenses decreased 15.5% and 16.4% in the third quarter and first nine months of 2008, respectively, compared with the same periods of 2007 due to lower amortization of deferred policy acquisition costs (“DAC”) and interest credited to contractholder funds, partially offset by higher contract benefits and operating costs and expenses.

Contract benefits increased 14.6% or $46 million and 2.5% or $25 million in the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007.  The increase in the third quarter of 2008 was due to higher contract benefits on life insurance products and immediate annuities with life contingencies resulting from unfavorable mortality experience.  The increase in the first nine months of 2008 compared to the first nine months of 2007 was due to higher contract benefits on life insurance products resulting from increased insurance in force and unfavorable mortality experience, partially offset by lower contract benefits on immediate annuities with life contingencies resulting primarily from the impact of lower sales, and the recognition in the prior year period of litigation related costs in the form of additional policy benefits.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $137 million in both the third quarter of 2008 and 2007, respectively, and totaled $413 million and $412 million in the first nine months of 2008 and 2007, respectively.  The benefit spread by product group is disclosed in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Life insurance	$79	$86	$261	$247
Annuities	(23)	(4)	(49)	(18)
Total benefit spread	$56	$82	$212	$229

Interest credited to contractholder funds decreased 14.7% or $99 million in the third quarter of 2008 compared to the third quarter of 2007 and 11.9% or $235 million in the first nine months of 2008 compared to the same period of 2007.  These decreases were due primarily to a decline in average contractholder funds, decreased weighted average interest crediting rates on institutional products due to a decline in market interest rates on floating rate obligations, and lower amortization of deferred sales inducements (“DSI”), partially offset by higher weighted average interest crediting rates on deferred fixed annuities.  Amortization of DSI reflected a credit to income of $2 million and $17 million in the third quarter and first nine months of 2008, respectively, compared to a charge to income of $15 million and $44 million in the third quarter and first nine months of 2007, respectively. The changes of $17 million and $61 million in the third quarter and first nine months of 2008, respectively, compared to the same periods in the prior year, were predominantly the result of realized capital losses recorded in the current year periods on assets that support fixed annuities.

In order to analyze the impact of net investment income and interest credited to contractholders on net income, we review the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits on the Condensed Consolidated Statements of Operations (“investment spread”).  The investment spread by product group is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007
Annuities	$115	$126	$362	$384
Life insurance	8	13	37	42
Institutional products	13	19	56	64
Net investment income on investments supporting capital	66	95	226	276
Total investment spread	$202	$253	$681	$766

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2008	2007	2008	2007	2008	2007
Interest-sensitive life insurance	6.0%	6.2%	4.7%	4.7%	1.3%	1.5%
Deferred fixed annuities	5.7	5.9	3.8	3.8	1.9	2.1
Immediate fixed annuities with and without life contingencies	6.7	7.0	6.5	6.5	0.2	0.5
Institutional products	3.7	6.3	3.2	5.5	0.5	0.8
Investments supporting capital, traditional life and other products	5.0	5.9	N/A	N/A	N/A	N/A

The following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2008	2007	2008	2007	2008	2007
Interest-sensitive life insurance	6.1%	6.2%	4.6%	4.6%	1.5%	1.6%
Deferred fixed annuities	5.6	5.8	3.8	3.7	1.8	2.1
Immediate fixed annuities with and without life contingencies	6.8	7.1	6.5	6.5	0.3	0.6
Institutional products	4.3	6.1	3.5	5.2	0.8	0.9
Investments supporting capital, traditional life and other products	5.6	5.8	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities as of September 30 and indicates the account value of those contracts and policies in which an investment spread is generated.

	As of September 30,
($ in millions)	2008	2007
Immediate fixed annuities with life contingencies	$8,316	$8,249
Other life contingent contracts and other	3,825	4,047
Reserve for life-contingent contract benefits	$12,141	$12,296

Interest-sensitive life	$9,220	$8,804
Deferred fixed annuities	34,195	34,728
Immediate fixed annuities without life contingencies	3,891	3,816
Institutional products	10,042	13,500
Fair value adjustments related to fair value hedges and other	442	469
Contractholder funds	$57,790	$61,317

Amortization of DAC reflected a credit to income of $26 million in the third quarter of 2008 compared to a charge to income of $129 million in the third quarter of 2007.  For the first nine months of 2008 and 2007, amortization of DAC reflected a credit to income of $32 million and a charge to income of $410 million, respectively.  The changes of $155 million and $442 million in the third quarter and first nine months of 2008, respectively, compared to the same periods in the prior year, were predominantly the result of reduced actual gross profits for fixed annuities and interest-sensitive life insurance products due to realized capital losses recorded in the current year periods.

Accretion of DAC related to realized capital gains and losses was $151 million and $15 million in the third quarter of 2008 and 2007, respectively.  In the first nine months of 2008, accretion of DAC related to realized capital gains and losses was $375 million.  This compares to amortization of DAC in the first nine months of 2007 of $5 million.  The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Operating costs and expenses increased 26.2% and 22.2% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007.   The following table summarizes operating costs and expenses.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007

Non-deferrable acquisition costs	$21	$24	$61	$72
Other operating costs and expenses	85	60	236	171
Total operating costs and expenses	$106	$84	$297	$243

Non-deferrable acquisition costs decreased 12.5% or $3 million in the third quarter and decreased 15.3% or $11 million in the first nine months of 2008, compared to the same periods of 2007, primarily due to lower non-deferrable commissions.  Other operating costs and expenses increased 41.7% or $25 million in the third quarter and 38.0% or $65 million in the first nine months of 2008, compared to the same periods of 2007, due primarily to increased spending on consumer research, product development, marketing and technology related to the effort to reinvent protection and retirement for consumers.  In addition, the prior periods benefitted from a servicing fee paid by Prudential Financial Inc. (“Prudential”) for our servicing of the variable annuity business that we ceded to them during a transition period beginning in 2006.

Gain on disposition of operations declined $4 million in the third quarter of 2008 compared to the third quarter of 2007.  This decline was due to a favorable adjustment in the prior year quarter for a reduction in accrued losses that relate to the anticipated disposition of certain non-strategic legal entities.  In the first nine months of 2008, a loss on disposition of operations of $7 million was recognized and compares to a gain of $9 million in the first nine months of 2007.  This unfavorable change was the result of losses accrued in the current year period associated with the anticipated disposition of our direct response long-term care business that is currently held for sale.

Income tax benefit of $118 million and $394 million was recognized for the third quarter and first nine months of 2008, respectively, compared to income tax expense of $24 million and $195 million in the third quarter and first nine months of 2007, respectively.  The change reflects the shift from net pre-tax income in the prior year periods to a net pre-tax loss in the current year periods.

INVESTMENTS

During 2008, we developed risk mitigation and return optimization programs as our outlook on the economy has experienced significant revisions as conditions deteriorated throughout the year.  By the end of the third quarter of 2008, we modified our outlook to a more severe and prolonged downturn in the global financial markets and economy.  This represents a significant change from our assessment of the economy as of the end of the second quarter of 2008 where we had an outlook for continued weakness in the global financial markets and economy including continued volatility in the financial markets, continued reduced liquidity in certain asset classes and further unfavorable economic trends.  The risk mitigation and return optimization programs augment earlier actions to reduce investments in real estate and other market sectors as well as to mitigate exposures to risk-free interest rate spikes.  We expect continued volatility in the financial markets, significantly reduced liquidity in certain asset classes and unfavorable economic trends.  In addition, the potential for systemic investment supply and demand imbalances has remained above normal due to the deteriorating credit strength of financial institutions and eroding investor confidence.

During the third quarter of 2008, reflecting decisions made and reported at the end of the second quarter of 2008, we pursued risk mitigation and return optimization programs to protect portfolio value. As part of these programs, hedges were implemented during the third quarter of 2008 to mitigate portfolio credit spread risk. These performed as intended.  Another component of our overall portfolio protection (macro-hedging) program is less comprehensive since these derivatives are less effective and efficient and partially mitigates some general market credit spread risk.

A comprehensive review identified specific investments that could be significantly impacted by continued deterioration in the economy including certain real estate and financial-related market sectors that may be sold. This included a portion of our residential and commercial real estate securities including securities collateralized by residential and commercial mortgage loans, mortgage loans and securities issued by financial institutions.  The risk mitigation and return optimization programs as of the end of the second quarter of 2008, which resulted in change in intent write-downs, were designed to reduce our exposure to residential and commercial real estate and financial related markets by approximately $3 billion of amortized cost, prior to change in intent write-downs.

As of June 30, 2008, we held $2.97 billion of investments for which we had changed our intent to hold to recovery.  These investments included $2.64 billion that we believed to be vulnerable to significant additional credit and pricing pressures, and $329 million related to individual securities.  During the third quarter of 2008, we sold $1.06 billion of these securities.  Change in intent write-downs of $262 million were recorded in the third quarter of 2008 including $229 million related to securities for which we changed our intent to hold to recovery in the second quarter of 2008 that we still held at September 30, 2008 and $33 million related to $275 million of securities for which we changed our intent to hold to recovery in the third quarter of 2008 due to unanticipated changes in facts and circumstances.  Investments for which we changed our intent to hold to recovery totaled $1.78 billion as of September 30, 2008.

As a part of our risk mitigation and return optimization activities, we have taken the following actions:

•                  Developed a tactical positioning in liquid assets and assets that we can sell without significant loss.

•                  Continued to reduce exposure in assets other than those for which we have asserted an intent to hold until recovery where we have credit concerns or where there has been a significant change in facts and circumstances.

•                  Our exposure to financial-related market sectors, which primarily includes fixed income holdings in banks, brokerages, finance companies and insurance, decreased to $7.66 billion as of September 30, 2008 from $9.82 billion as of December 31, 2007, primarily as a result of targeted sales and declines in fair value.

•                  Our exposure to residential and commercial real estate market sectors comprised primarily of mortgage-backed securities (“MBS”), commercial mortgage-backed securities (“CMBS”), asset-backed residential mortgage-backed securities (“ABS RMBS”), asset-backed collateralized debt obligations (“ABS CDO”) and mortgage loans decreased to $20.83 billion as of September 30, 2008 from $24.36 billion as of December 31, 2007 as a result of targeted sales and declines in fair value.

•                  Reduced overall counterparty exposure replacing over-the-counter (“OTC”) derivatives transactions with exchange traded instruments where available and, in one case, terminating a counterparty relationship.

•                  During the third quarter of 2008, we sold $592 million of government securities and recognized realized capital gains of $132 million.  In addition, through October 20, 2008, we sold government securities with a carrying value of $506 million on which we realized capital gains of $87 million.

We continue to monitor the progress of these programs as market and economic conditions develop and will adapt our decisions as appropriate.  Our continuing focus is to manage our risks and to position our portfolio to take advantage of market opportunities while attempting to mitigate further adverse effects.

Funds raised from the sales of securities will eventually be invested in accordance with our asset-liability management strategies. To the extent markets remain unstable, however, we intend to deploy funds available for reinvestment in high quality, shorter term, and lower-risk investments.  Net investment income may be lower as a function of current yields available on these investments as well as somewhat higher short term balances.

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at September 30, 2008 is presented in the table below.

($ in millions)	Investments	Percent to total
Fixed income securities (1)	$48,071	74.2%
Mortgage loans	10,234	15.8
Equity securities (2)	108	0.2
Limited partnership interests (3)	1,184	1.8
Short-term	3,045	4.7
Policy loans	809	1.2
Other	1,363	2.1
Total	$64,814	100.0%

(1)         Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $51.09 billion.

(2)         Equity securities are carried at fair value.  Cost basis for these securities was $116 million.

(3)         We have commitments to invest in additional limited partnership interests totaling $1.14 billion at September 30, 2008.

Total investments decreased to $64.81 billion at September 30, 2008, from $72.41 billion at December 31, 2007, due to unrealized net capital losses, net realized capital losses, asset sales to fund the retirements and maturities of institutional market deposits, and lower funds associated with collateral received in conjunction with securities lending.

Total investments at amortized cost related to collateral received in connection with securities lending business activities and collateral posted by counterparties related to derivative transactions decreased to $1.23 billion at September 30, 2008, from $1.82 billion at December 31, 2007.  These investments are carried at fair value and classified in fixed income securities totaling $682 million and $1.57 billion, respectively, and short-term investments totaling $459 million and $219 million, as of September 30, 2008 and December 31, 2007, respectively.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value at September 30, 2008	% to Total investments	Fair value at December 31, 2007	% to Total investments
U.S. government and agencies	$3,612	5.6%	$3,728	5.2%
Municipal	3,859	6.0	4,311	6.0
Corporate	27,057	41.7	31,735	43.8
Foreign government	1,964	3.0	2,185	3.0
MBS	2,809	4.3	3,490	4.8
CMBS	5,096	7.9	7,388	10.2
Asset-backed securities (“ABS”)	3,659	5.7	5,603	7.7
Redeemable preferred stock	15	—	29	—
Total fixed income securities	$48,071	74.2	$58,469	80.7%

At September 30, 2008, 95.7% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P’s”), Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

During the third quarter of 2008, certain financial markets continued to experience price declines due to market and liquidity disruptions.  We experienced this illiquidity and disruption particularly in our Prime residential mortgage-backed securities (“Prime”), Alt-A residential mortgage-backed securities (“Alt-A”), commercial real estate collateralized debt obligations (“CRE CDO”), ABS RMBS and ABS CDO and other collateralized debt obligations (“other CDO”) portfolios.  These portfolios totaled $3.96 billion, or approximately 6.1% of our total investments at September 30, 2008.  Other securities markets, including certain other asset-backed and real estate-backed securities markets, experienced illiquidity, but to a lesser degree.

We determine the fair values of securities comprising the illiquid portfolios by obtaining information from an independent third-party valuation service provider, brokers and other sources. We confirmed the reasonableness of the fair value of these portfolios as of September 30, 2008 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies.

Impairment write-downs during the third quarter of 2008 were recorded on our other CDO, ABS RMBS, Alt-A and CRE CDO totaling $170 million, $6 million, $2 million, and $2 million, respectively, for a total of $180 million.  Impairment write-downs during the first nine months of 2008 were recorded on our other CDO, ABS RMBS, ABS CDO, Alt-A, CRE CDO and Prime totaling $188 million, $152 million, $63 million, $43 million, $41 million and $9 million, respectively, for a total of $496 million.  Change in intent write-downs for the third quarter of 2008 included losses on our ABS RMBS, CRE CDO, Alt-A, and Prime totaling $58 million, $50 million, $11 million and $3 million, respectively, for a total of $122 million.  Change in intent write-downs during the first nine months of 2008 included losses on our CRE CDO, ABS RMBS, Alt-A and Prime totaling $298 million, $190 million, $40 million and $11 million, respectively, for a total of $539 million.

The par value of our illiquid investment portfolios totaled $6.33 billion and amortized cost totaled $5.32 billion or 84.0% of par value at September 30, 2008, which is primarily the result of write-downs of approximately $1.01 billion.  Fair value of these investments totaled $3.96 billion or 62.5% of par value.

The unrealized net capital losses as of September 30, 2008 on our illiquid portfolios are detailed in the following table.

($ in millions)	Par value (2)	Amortized cost (1) (2)	% Amortized cost to par value	Fair value	% Fair value to par value	Unrealized gain/loss
MBS
Prime	$685	$675	98.5%	$592	86.4%	$(83)
Alt-A	519	447	86.1	364	70.1	(83)

CMBS
CRE CDO	339	114	33.6	115	33.9	1

ABS
ABS RMBS	2,406	2,071	86.1	1,553	64.5	(518)
ABS CDO	137	11	8.0	8	5.8	(3)
Other CDO	2,247	2,001	89.1	1,326	59.0	(675)

Total	$6,333	$5,319	84.0	$3,958	62.5	$(1,361)

(1) Amortized cost includes other-than-temporary impairment charges, as applicable.

(2) The difference between par value and amortized cost of $1.01 billion is primarily attributable to write-downs.  Par value has been reduced by principal payments.

Unrealized net capital losses as of September 30, 2008 included $83 million on Prime, $83 million on Alt-A, $518 million on ABS RMBS, $3 million on ABS CDO and $675 million on other CDO, for a total of $1.36 billion.  Unrealized net capital gains as of September 30, 2008 included $1 million on the CRE CDO.

Securities included in our illiquid portfolios with a fair value less than 70% of amortized cost as of September 30, 2008 are shown in the following table.

($ in millions)	Fair value	Unrealized gain/loss
MBS
Prime	$—	$—
Alt-A	25	(17)

CMBS
CRE CDO	—	—

ABS
ABS RMBS	368	(412)
ABS CDO	2	(1)
Other CDO	657	(559)
Total	$1,052	$(989)

In addition, as of September 30, 2008, CMBS excluding CRE CDO par value totaled $5.87 billion and amortized cost totaled $5.74 billion or 97.8% of par value, which was primarily the result of write-downs.  Fair value totaled $4.98 billion or 84.8% of par value.

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

The cash flows of the underlying mortgages or collateral for MBS, CRE CDO and ABS are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure which would originally qualify for a rating of Aaa is referred to as the “Aaa class” and typically has priority in receiving the principal repayments on the underlying mortgages.  In addition, the portion of the capital structure originally rated Aaa may further be divided into multiple sub-classes, “super senior”, “senior” ,”senior support” for Prime and Alt-A issues, “first”, “second”, “third” for ABS RMBS, and “senior” or “junior” for trust preferred CDO issues.  The sub-classes may receive principal repayments on a sequential or pro-rata payment basis depending upon the structure.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Although the various Aaa classes may receive principal sequentially, they may share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings or what may be referred to as more “junior” or “subordinate” securities in the capital structure.  The underlying mortgages have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)), or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

MBS totaled $2.81 billion and 99.6% were rated investment grade at September 30, 2008.  The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.  The credit risk associated with our MBS is mitigated due to the fact that 66.0% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities (“U.S. Agency”).

The following table shows MBS by type and Moody’s equivalent rating.

($ in millions)	Fair value at September 30, 2008	% to Total investments	Aaa	Aa	A	Ba or lower
MBS
U.S. Agency	$1,853	2.8%	100.0%	—	—	—
Prime	592	0.9	98.8	1.2%	—	—
Alt-A	364	0.6	88.4	8.0	—	3.6%
Total MBS	$2,809	4.3%

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of September 30, 2008, fair value represents 87.7% of amortized cost of these securities.  There were no Prime securities with a fair value less than 70% of amortized.  During the third quarter and first nine months of 2008, we sold $67 million and $179 million of Prime, respectively, recognizing net losses of $12 million and $10 million in the third quarter and first nine months of 2008, respectively.  We also collected $17 million and $57 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  There have been no impairment write-downs recognized during the third quarter and $9 million of impairment write-downs were recognized in the first nine months of 2008.  $3 million and $11 million of change in intent write-downs were recorded during the third quarter and first nine months of 2008, respectively, on Prime.  82.9% of our Prime positions are fixed rate mortgages and 99.7% of the Prime portfolio is in the Aaa class of the capital structure.

The following table shows our Prime portfolio at September 30, 2008 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year				Fair	Amortized	Unrealized
Capital structure classification (2)	2007	2006	2005	Pre-2005	value	cost (1)	gain/loss

Aaa – Fixed rate
Super Senior	$—	$—	$—	$44	$44	$50	$(6)
Senior	97	43	84	216	440	498	(58)
Senior Support	—	—	—	5	5	5	—
	97	43	84	265	489	553	(64)
Aaa – Hybrid
Super Senior	—	—	53	9	62	75	(13)
Senior	—	—	—	30	30	34	(4)
Senior Support	—	—	9	—	9	11	(2)
	—	—	62	39	101	120	(19)
Aa – Fixed rate
Senior Support	—	—	—	2	2	2	—

Total	$97	$43	$146	$306	$592	$675	$(83)

(1)   Amortized cost includes other-than-temporary impairment charges, as applicable.

(2)   May not be consistent with current ratings due to downgrades.

Included in our mortgage-backed fixed income securities are Alt-A at fixed or variable rates.  The following table presents information about the collateral in our Alt-A holdings.

($ in millions)	Fair value at September 30, 2008	% to Total investments
Alt-A
Fixed rate	$291	0.5%
Variable rate	73	0.1
Total Alt-A	$364	0.6%

Alt-A can be issued by trusts backed by pools of residential mortgages with either fixed or variable interest rates.  The mortgage pools can include residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of September 30, 2008, fair value represents 81.4% of the amortized cost of these securities.  Alt-A securities with a fair value less than 70% of amortized cost totaled $25 million, with unrealized losses of $17 million.  During the third quarter and first nine months of 2008, we sold $40 million and $41 million of Alt-A, respectively, recognizing a loss of $6 million in both the third quarter and first nine months of 2008.  We also collected $9 million and $41 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  Impairment write-downs during the third quarter and first nine months of 2008 were recorded on our Alt-A totaling $2 million and $43 million, respectively.  In addition, $11 million and $40 million of change in intent write-downs were recorded during the third quarter and first nine months of 2008, respectively, on Alt-A.

The following table shows our Alt-A portfolio at September 30, 2008 by vintage year, based upon our participation in the capital structure.

	Vintage year
($ in millions) Capital structure classification (2)	2007	2006	2005	Pre-2005	Fair value	Amortized cost (1)	Unrealized gain/loss

Aaa – Fixed rate
Super Senior	$—	$7	$31	$—	$38	$57	$(19)
Senior	27	23	63	128	241	296	(55)
Senior Support	12	2	—	—	14	14	—
	39	32	94	128	293	367	(74)

Aaa – Hybrid
Super Senior	—	21	—	—	21	28	(7)
Senior	—	—	11	5	16	20	(4)
Senior Support	—	—	—	2	2	2	—
	—	21	11	7	39	50	(11)

Aaa - Option adjustable rate mortgage
Senior Support	—	—	—	2	2	2	—
Subordinate	—	—	4	—	4	3	1
	—	—	4	2	6	5	1

Aa – Fixed rate
Senior Support	—	7	3	—	10	10	—

Aa – Option adjustable rate mortgage
Subordinate	—	—	1	15	16	15	1

Total	$39	$60	$113	$152	$364	$447	$(83)

(1) Amortized cost includes other-than-temporary impairment charges, as applicable

(2) May not be consistent with current ratings due to downgrades.

CMBS totaled $5.10 billion and 99.9% were rated investment grade at September 30, 2008.  The CMBS portfolio is subject to credit risk, but unlike other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Approximately 89.4% of the CMBS investments are pools of commercial mortgages, broadly diversified across property types and geographical area.  The following table shows CMBS by type and Moody’s equivalent rating.

($ in millions)	Fair value at September 30, 2008	% to Total investments	Aaa	Aa	A	Baa	Ba or lower
CMBS
CMBS	$4,981	7.7%	84.6%	12.8%	2.3%	0.3%	—%
CRE CDO	115	0.2	23.5	26.1	33.0	16.5	0.9
Total CMBS	$5,096	7.9%

CRE CDO are investments secured primarily by commercial mortgage-backed securities and other commercial mortgage debt obligations.  These securities are generally less liquid and have a higher risk profile than other commercial mortgage-backed securities.  As of September 30, 2008, fair value represents 100.9% of the amortized cost of these securities.  During the third quarter and first nine months of 2008, we sold $197 million and $233 million of CRE CDO, respectively, recognizing a loss of $9 million and $34 million in the third quarter and first nine months of 2008, respectively.  We also collected $2 million and $5 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  Impairment write-downs during both the third quarter and first nine months of 2008 were recorded on our CRE CDO totaling $2 million and $41 million, respectively.  In addition, $50 million and $298 million of change in intent write-downs were recorded during the third quarter and first nine months of 2008, respectively, on CRE CDO.  The following table shows our CRE CDO portfolio at September 30, 2008 by vintage year, based upon our participation in the capital structure.

	Vintage year
($ in millions) Capital structure (2)	2007	2006	2005	Pre- 2005	Fair value	Amortized cost (1)	Unrealized gain/loss

Aaa	$15	$15	$—	$—	$30	$30	$—
Aa	2	39	3	2	46	45	1
A	9	8	10	5	32	32	—
Baa	1	1	5	—	7	7	—
Total	$27	$63	$18	$7	$115	$114	$1

(1) Amortized cost includes other-than-temporary impairment charges, as applicable.

(2) May not be consistent with current ratings due to downgrades.

ABS totaled $3.66 billion and 96.3% were rated investment grade at September 30, 2008.  ABS by type are listed in the table below.

($ in millions)	Fair value at September 30, 2008	% to Total investments	Fair value as a % of amortized cost	Aaa	Aa	A	Baa	Ba or lower
ABS
ABS RMBS non-insured	$1,256	1.9%	80.4%	49.3%	38.2%	6.6%	2.5%	3.4%
ABS RMBS insured	297	0.5	58.3	15.5	26.9	27.6	17.2	12.8
Total ABS RMBS	1,553	2.4	75.0	42.9	36.1	10.6	5.3	5.1
ABS CDO	8	—	72.7	—	—	—	—	100.0
Total asset-backed securities collateralized by sub-prime residential mortgage loans	1,561	2.4	75.0	42.6	35.9	10.6	5.3	5.6

Other CDO:
Cash flow collateralized loan obligations (“CLO”)	883	1.4	71.0	34.8	22.8	32.2	7.8	2.4
Synthetic CDO	126	0.2	56.3	22.2	29.4	21.4	27.0	—
Trust preferred CDO	100	0.2	51.3	72.0	28.0	—	—	—
Market value CDO	85	0.1	69.7	—	24.7	32.9	42.4	—
Project finance CDO	45	0.1	61.6	—	31.1	46.7	22.2	—
CDOs that invest in other CDOs (“CDO squared”)	24	—	31.2	—	29.2	70.8	—	—
Collateralized bond obligations	24	—	88.9	—	—	—	50.0	50.0
Other CLO	39	0.1	97.5	100.0	—	—	—	—
Total other CDO	1,326	2.1	66.3	33.8	23.2	28.4	12.1	2.5
Other asset-backed securities	772	1.2	88.1	31.9	21.5	29.1	8.9	8.6
Total ABS	$3,659	5.7%

ABS RMBS portfolio includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral.

($ in millions)	Fair value at September 30, 2008	% to Total investments
ABS RMBS
First lien:
Fixed rate (1)	$465	0.7%
Variable rate (1)	820	1.3
Total first lien (2)	1,285	2.0
Second lien:
Insured	204	0.3
Other	64	0.1
Total second lien (3)	268	0.4
Total ABS RMBS	$1,553	2.4%

(1)	Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.
(2)	The credit ratings of the first lien ABS RMBS were 48.0% Aaa, 39.5% Aa, 6.5% A, 2.5% Baa and 3.5% Ba or lower at September 30, 2008.
(3)	The credit ratings of the second lien ABS RMBS were 17.9% Aaa, 19.4% Aa, 30.6% A, 19.0% Baa and 13.1% Ba or lower at September 30, 2008.

As of September 30, 2008, the ABS RMBS portfolio had net unrealized losses of $518 million.  Fair value represents 75.0% of the amortized cost of these securities.  ABS RMBS securities with a fair value less than 70% of amortized cost totaled $368 million, with unrealized losses of $412 million.  During the third quarter and first nine months of 2008, we sold $69 million and $88 million of ABS RMBS, respectively, recognizing a loss of $15 million and $32 million, respectively.  We also collected $68 million and $220 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  Impairment write-downs during the third quarter and first nine months of 2008 were recorded on our ABS RMBS totaling $6 million and $152 million, respectively.  In addition, $58 million and $190 million of change in intent write-downs were recorded during the third quarter and first nine months of 2008, respectively, on ABS RMBS.

When buying ABS RMBS securities from 2006 and 2007 vintages, we concentrated our holdings in securities that were senior or at the top of the structure and that were generally within the first three Aaa sub-classes of the capital structure, as it was expected that, in the unlikely event of losses in the underlying collateral, these sub-classes within the Aaa class would likely either be paid in full or receive substantial principal repayments before underlying mortgage losses would breach that level.  However, when the underlying mortgage product was fixed-rate in nature, which we assessed to have stronger underwriting origination standards than variable rate collateral, we invested somewhat lower in the capital structure, such as securities below the first three Aaa sub-classes.  The vast majority of our ABS RMBS from 2006 and 2007 are concentrated within originally rated Aaa or Aa securities.

The following table includes first lien non-insured ABS RMBS by vintage, the interest rate characteristics of the underlying mortgage product and our participation in the capital structure.  The information in this table, together with the second lien non-insured, comprise the $1.26 billion of non-insured ABS RMBS.

	2007				2006				2005
($ in millions) Capital structure classification (3)	Variable rate	Fixed rate	Total fair value	Total amortized cost (1)	Variable rate	Fixed rate	Total fair value	Total amortized cost (1)	Variable rate	Fixed rate	Total fair value	Total amortized cost (1)

First or second Aaa class	$74	$22	$96	$105	$204	$9	$213	$227	$2	$—	$2	$2
Third Aaa class	—	—	—	—	47	34	81	96	1	—	1	2
Fourth Aaa class	—	—	—	—	—	—	—	—	—	—	—	—
Last cash flow Aaa class	—	—	—	—	—	7	7	10	9	15	24	24
Other Aaa (2)	22	84	106	105	—	53	53	56	22	35	57	59
Total Aaa	96	106	202	210	251	103	354	389	34	50	84	87
Aa	5	69	74	196	5	9	14	24	164	9	173	229
A	—	4	4	10	—	5	5	7	2	1	3	4
Baa	—	—	—	—	—	1	1	1	—	—	—	—
Total first lien Non-insured ABS RMBS	$101	$179	$280	$416	$256	$118	$374	$421	$200	$60	$260	$320

	Pre- 2005				Total
($ in millions) Capital structure classification (3)	Variable rate	Fixed rate	Total fair value	Total amortized cost (1)	Variable rate	Fixed rate	Total fair value	Total amortized cost (1)	Unrealized gain/loss

First or second Aaa class	$—	$—	$—	$—	$280	$31	$311	$334	$(23)
Third Aaa class	4	—	4	4	52	34	86	102	(16)
Fourth Aaa class	—	—	—	—	—	—	—	—	—
Last cash flow Aaa class	7	6	13	14	16	28	44	48	(4)
Other Aaa (2)	—	22	22	22	44	194	238	242	(4)
Total Aaa	11	28	39	40	392	287	679	726	(47)
Aa	188	15	203	227	362	102	464	676	(212)
A	36	—	36	50	38	10	48	71	(23)
Baa	—	—	—	—	—	1	1	1	—
Total first lien Non-insured ABS RMBS	$235	$43	$278	$317	$792	$400	$1,192	$1,474	$(282)

(1)	Amortized cost includes other-than-temporary impairment charges, as applicable.
(2)

Includes primarily pass-through securities and “NAS” bonds. NAS bonds are typically locked out from receiving principal prepayments for a specified period of time after which they receive prepayment allocations according to a specified formula.

(3)	May not be consistent with current ratings due to downgrades.

We also own approximately $64 million of second lien ABS RMBS non-insured securities, representing 72.7% of amortized cost.  Approximately $23 million, or 35.9%, of this portfolio are 2006 and 2007 vintage years.

At September 30, 2008, $297 million or 19.1% of the total ABS RMBS securities are insured by 4 bond insurers and 87.2% of these insured securities were rated investment grade.  $261 million or 87.9% of the portfolio consisted of securities that were issued during 2005, 2006 and 2007.  At September 30, 2008, 17.6% of securities issued during 2005, 2006 and 2007 were rated Aaa, 20.7% rated Aa, 30.7% rated A, 19.5% rated Baa and 11.5% rated Ba or lower.

The following table shows our insured ABS RMBS portfolio at September 30, 2008 by bond insurer and vintage year for the first lien and second lien collateral.

	Vintage year
($ in millions)	2007	2006	2005	Pre-2005	Fair value	Amortized cost (1)	Unrealized gain/loss
First Lien:
Ambac Financial Group, Inc. (“AMBAC”)	$—	$3	$20	$4	$27	$37	$(10)
Financial Guarantee Insurance Company (“FGIC”)	11	5	9	8	33	46	(13)
Financial Security Assurance Inc. (“FSA”)	26	—	—	—	26	25	1
MBIA, Inc. (“MBIA”)	—	—	7	—	7	7	—
Total First Lien	37	8	36	12	93	115	(22)
Second Lien:
AMBAC	8	13	2	22	45	71	(26)
FGIC	13	47	4	—	64	127	(63)
FSA	9	4	—	—	13	36	(23)
MBIA	76	4	—	2	82	160	(78)
Total Second Lien	106	68	6	24	204	394	(190)
Total Insured ABS RMBS	$143	$76	$42	$36	$297	$509	$(212)

(1)	Amortized cost includes other-than-temporary impairment charges, as applicable.

ABS CDO are securities collateralized by a variety of residential mortgage-backed securities and other securities, which may include sub-prime RMBS.  Fair value represents 72.7% of the amortized cost of these securities.  ABS CDO securities with a fair value less than 70% of amortized cost totaled $2 million, with unrealized losses of $1 million.  During the third quarter and first nine months of 2008, we sold $1 million and $2 million of ABS CDO, respectively.  There were no impairment write-downs during the third quarter of 2008.  Impairment write-downs during the first nine months of 2008 were recorded on our ABS CDO totaling $63 million.  As of September 30, 2008, the ABS CDO portfolio had unrealized losses of $3 million.

Other CDO totaled $1.33 billion and 97.5% are rated investment grade at September 30, 2008.  Other CDO consist primarily of obligations secured by high yield and investment grade corporate credits.  As of September 30, 2008, the other CDO portfolio had unrealized losses of $675 million.  As of September 30, 2008, fair value represents 66.3% of the amortized cost of these securities.  Other CDO securities with a fair value less than 70% of amortized cost totaled $657 million, with unrealized losses of $559 million.  During the third quarter and first nine months of 2008, we sold $2 million and $22 million of other CDO, respectively, recognizing a gain of $1 million and $3 million in the third quarter and first nine months of 2008, respectively.  We also collected $4 million and $14 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  Impairment write-downs during the third quarter and first nine months of 2008 were recorded on our other CDO totaling $170 million and $188 million, respectively.

Cash flow CLO are structures where the underlying assets are primarily comprised of below investment grade senior secured corporate loans.  The collateral is actively managed by external managers that monitor the collateral performance.  The underlying investments are well diversified across industries and among issuers and there have been no downgrades in the portfolio.

Cash flow CLO issues differ by seniority.  A transaction will typically issue notes with various capital structure classifications (i.e. Aaa, Aa, A, etc.) as well as equity.  Approximately 89% of cash flow CLO were invested in A or higher rated tranches at origination.  As of September 30, 2008, fair value represents 71.0% of the amortized cost of these securities.  Cash flow CLO securities with a fair value less than 70% of amortized cost totaled $384 million, with unrealized losses of $263 million.  During the third quarter and first nine months of 2008, we sold $1 million and $6 million, of cash flow CLO, respectively.  We collected $1 million and $5 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  There were no impairment or change in intent write-downs recognized during the third quarter and first nine months of 2008.

The following table shows our cash flow CLO portfolio at September 30, 2008 by vintage year, based upon our participation in the capital structure.

	Vintage year
($ in millions) Capital structure classification (1)	2008	2007	2006	2005	Pre- 2005	Fair value	Amortized cost	Unrealized gain/loss

Aaa	$—	$—	$89	$60	$159	$308	$350	$(42)
Aa	4	77	89	13	18	201	296	(95)
A	2	69	72	56	85	284	455	(171)
Baa	3	—	16	29	27	75	109	(34)
Ba or below	—	12	3	—	—	15	33	(18)
Total	$9	$158	$269	$158	$289	$883	$1,243	$(360)

(1)	May not be consistent with current ratings due to downgrades.

Synthetic CDO primarily consist of a portfolio of corporate credit default swaps (“CDS”) which are collateralized by Aaa rated LIBOR-based securities (i.e. “fully funded” synthetic CDO).  Approximately 52% of the portfolio is rated Aa or better.  Our synthetic CDO collateral primarily is actively managed by an external manager monitoring the CDS selection and performance.

Ongoing performance of the synthetic CDO has been consistent with expectations.  During the third quarter and first nine months of 2008, we had no sales of synthetic CDO.  Synthetic CDO only generate principal repayments at maturity and the average remaining life of the portfolio is approximately 6.5 years.  As of September 30, 2008, fair value represents 56.3% of the amortized cost of these securities.  Synthetic CDO securities with a fair value less than 70% of amortized cost totaled $91 million, with unrealized losses of $98 million.  There were no maturities during the third quarter and first nine months of 2008, respectively.  Impairment write-downs during both the third quarter and first nine months of 2008 were recorded on our synthetic CDO totaling $170 million.  In addition, no change in intent write-downs were recorded during the third quarter and first nine months of 2008.  The following table shows our synthetic CDO at September 30, 2008 by vintage year, based upon our participation in the capital structure.

	Vintage year
($ in millions) Capital structure classification (1)	2007	2006	Fair value	Amortized cost	Unrealized gain/loss

Aaa	$49	$—	$49	$93	$(44)
Aa	34	43	77	131	(54)
Total	$83	$43	$126	$224	$(98)

(1)	May not be consistent with current ratings due to downgrades.

Trust preferred CDO underlying assets are primarily comprised of portfolios of preferred securities issued by a diversified portfolio of domestic banks and other financial institutions.  The underlying collateral for our trust preferred CDO portfolio is not actively managed and is diversified by issuer, predominately regional banks, with a small percentage of insurance companies.

Market value CDO are structurally similar to cash flow CLO.  The primary difference is that the market value of the underlying assets is managed in order to enhance returns and the structure is governed by market value based tests.  The managers are also offered more flexibility to purchase other asset types including secured leveraged loans, public and private high yield bonds, structured products, mezzanine investments, and equities.

Project finance CDO underlying assets are primarily below investment grade senior secured project finance loans and energy finance investments.

CDO squared transactions are CDOs where the underlying assets are primarily other cash flow CLO tranches, typically with an average rating of Baa.

Other asset-backed securities totaled $772 million at September 30, 2008 and consist primarily of investments secured by portfolios of credit card loans, auto loans, student loans and other consumer and corporate obligations. As of September 30, 2008, the net unrealized losses on these securities were $104 million. Additionally, 25.3% of the other asset-backed securities that are rated Aaa, Aa, A and Baa were insured by four bond insurers.  During the first nine months of 2008, we sold $96 million of these securities, recognizing no gain or loss during the first nine months of 2008.  In addition, we acquired $2 million and $28 million of securities during the third quarter and the first nine months of 2008, respectively.  We also collected $17 million and $59 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.

Insured Investments As of September 30, 2008, we hold $2.56 billion of fixed income securities that are insured by bond insurers, including approximately $1.99 billion or 51.5% of our municipal bond portfolio, $297 million of our ABS RMBS and $204 million of our other asset-backed securities.  Additionally, we hold $14 million of corporate bonds and credit default swaps that were directly issued by these bond insurers.  51.5% of our municipal bond portfolio is insured by six bond insurers and 46.4% have a Moody’s equivalent rating of Aaa or Aa.  Our practices for acquiring and monitoring municipal bonds primarily are based on the quality of the primary obligor.  As of September 30, 2008, we believe the valuations already reflected a decline in the value of the insurance, and further such declines, if any, are not expected to be material.  While the valuation of these holdings may be temporarily impacted by negative and rapidly changing market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows.  As of September 30, 2008, 37.6% of our insured municipal bond portfolio was insured by MBIA, 16.6% by AMBAC, 18.2% by FSA and 24.0% by FGIC.

Municipal Bonds  Included in our municipal bond portfolio at September 30, 2008 are $708 million of auction rate securities (“ARS”) that have long-term stated maturities, with the interest rate reset based on auctions that historically occurred every 7, 28 or 35 days depending on the specific security.  This is compared to a balance of ARS at December 31, 2007 of $866 million, with the decline representing primarily redemptions from calls or refunding proceeds since December 31, 2007.  Our holdings primarily have a Moody’s equivalent rating of Aaa.  We make our investment decisions based on the underlying credit of each security.  Approximately $708 million of our holdings are pools of student loans for which at least 85% of the collateral was insured by the U.S. Department of Education at the time we purchased the security.  As of September 30, 2008, $482 million of our ARS backed by student loans was 100% insured by the U.S. Department of Education, $163 million was 90% to 99% insured and $63 million was 80% to 89% insured.  During the third quarter of 2008, all of our student loan ARS holdings experienced failed auctions and we received the failed auction rate or, for those which contain maximum reset rate formulas, we received the contractual maximum rate.  We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate, as described below.  Auctions continue to be conducted as scheduled for each of the securities.

 We estimate that approximately one third of our student loan backed ARS include maximum rate reset formulas whereby when the failed auction rate exceeds an annual contractual maximum rate over a preceding stipulated period, the coupon interest rate is temporarily reset to the maximum rate, which can vary between zero and the failed auction rate.  This maximum rate formula causes the reset interest rate on these securities to be lower than the failed auction rate in order to reduce the annual interest rate so that it does not exceed the annual contractual maximum rate.  Generally, the annual contractual maximum rate is higher than the historical rates paid on these securities.  During the third quarter of 2008, $55 million of our ARS reset using the maximum rate reset formula.

During the third quarter of 2008, regulatory authorities announced preliminary settlements in principle with some of the largest broker-dealers of ARS following extensive investigations into the February 2008 ARS market collapse.  According to press releases, the settlements require broker-dealers to expeditiously provide liquidity solutions to institutional customers within specified timeframes.  While the press release descriptions of the preliminary settlement terms vary in details for institutional investors, at least one description calls for liquidation at par, while other descriptions call for a “best efforts” approach.

Also included in our municipal bond holdings at September 30, 2008 are $1 million of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and also internally rated by us.  These holdings mainly comprise the high yield portion of our overall municipal bond portfolio.  The high yield municipal bonds generally provide a higher yield than the municipals rated investment grade by the third party credit rating agencies and provide the opportunity to achieve incremental returns and enhanced diversification of our overall investments portfolio.  Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process that includes, among other things, an assessment of the credit, structure, and liquidity risks of the issue and issuer.  Our internal ratings are generally updated annually; however, they are updated more frequently if developments occur.

Credit default swaps (“CDS”) are utilized for both buying and selling credit protection against a specified credit event. In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. When buying protection, the objective is to mitigate credit risk on fixed income holdings in our portfolio. Credit risk includes both default risk and market value exposure due to spread widening. CDS typically have a five–year term. The following table shows the CDS notional amount and fair value of protection bought or sold as of September 30, 2008.

($ in millions)	Notional amount	Fair value	Fair value to notional amount
Buying protection (recoverable)
Single name	$161	$9	5.6%
Index	550	7	1.3
Total buying protection	$711	$16	2.3

Selling protection (payable)
Single name	$291	$(11)	(3.8)
First-to-default	245	(27)	(11.0)
Total selling protection	$536	$(38)	(7.1)

In buying and selling protection CDS, we buy or sell credit protection on an identified single name, credit derivative index (“CDX”) that is generally investment grade, or a basket of names in a first-to-default (“FTD”) structure, and in return pay or receive periodic premiums through expiration or termination. With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. A CDX index is utilized to take a position on multiple (generally 125) credit entities. With FTD baskets, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, in the case of buying protection, we are entitled to receive from the counterparty, or in the case of selling protection, we are obligated to pay the counterparty, the referenced notional amount of the contract.   In such an event, in regards to buying protection, we must surrender to the counterparty the referenced defaulted security or similar security.  In such an event, in regards to selling protection, we are entitled to receive in return the referenced defaulted security or similar security.  When such an event occurs in a single name or FTD (for FTD, the first such event occurring for any one name in the basket), the transaction terminates at the time of settlement of the default.  For CDX, the reference credit name incurring such event is removed from the index at the time of settlement of the default while the CDX transaction continues until expiration.  For all CDS, once a credit event occurs and a settlement has occurred, there may be subsequent recoveries. Recovery amounts, if any, vary and they may reduce the ultimate amount of net gain or loss.

Exposure to certain financial institutions Our direct exposure to American International Group, Bank of America Corporation (including Countrywide), Goldman Sachs Group, LLP, JP Morgan Chase & Company (including Bear Stearns and Washington Mutual), Lehman Brothers Holdings, Merrill Lynch and Company, Morgan Stanley, Wachovia Corporation, Fannie Mae, and Freddie Mac totals $1.34 billion or 2.1% of our total investment portfolio as of September 30, 2008.  On these names, we had $130 million in impairment write-downs and $24 million in intent write-downs during the third quarter of 2008, and $134 million in impairment write-downs and $88 million in change in intent write-downs during the first nine months of 2008.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of metrics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  At September 30, 2008, our limited partnership interests comprise:

Private equity/debt funds - Approximately 58% or $697 million of the limited partnership interests are comprised of private equity/debt funds diversified across the following fund types: buyout, mezzanine, distressed security, and secondary offerings.  Private/equity debt funds were spread across 70 sponsors and 104 individual funds.  The largest exposure to any single private equity/debt fund is $22 million.

Real estate funds - Approximately 35% or $410 million of the limited partnership interests are comprised of real estate funds diversified across a variety of strategies including opportunistic, value-add platforms, distressed property, and property/market specific.  Real estate funds were spread across 32 sponsors and 51 individual funds.  The largest exposure to any single real estate fund is $36 million.

Hedge funds - Approximately 7% or $77 million of the limited partnership interests comprised hedge funds with the majority invested with fund of funds advisors.  Hedge funds were spread across 2 sponsors and 3 individual funds. The largest exposure to any single hedge fund is $43 million.

Our aggregate limited partnership exposure represented 1.8% and 1.4% of total invested assets as of September 30, 2008 and December 31, 2007, respectively.

Loss from limited partnership interests was $4 million for the third quarter of 2008 versus income of $20 million for the same quarter period in 2007.  The decline in income from limited partnership interests is primarily related to reduced income from partnerships accounted for under the equity method of accounting (“EMA”) resulting from reduced valuations on net asset value of the partnerships.  Further, investment income on limited partnership interests accounted for under the equity method of accounting is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one month delay and the income recognition on private equity/debt funds and real estate funds are generally on a six month delay.  As such, the income recognized through September 30, 2008 for limited partnership interests accounted for under the equity method of accounting may not include the full impact for current year changes in valuation of the underlying assets or liabilities within the partnerships.  Limited partnership interests accounted for under the cost method of accounting recognize income only upon cash distributions by the partnership.

The following table shows the income from our limited partnership interests by fund type, accounting classification and fund strategy.

	Three Months Ended
	September 30,
	2008			2007
($ in millions)	Cost	Equity method of accounting	Total	Cost	Equity method of accounting	Total

Private equity/ debt funds	$5	$—	$5	$10	$3	$13
Real estate funds	—	(6)	(6)	7	1	8
Hedge funds	—	(3)	(3)	—	(1)	(1)
Total	$5	$(9)	$(4)	$17	$3	$20

	Nine Months Ended
	September 30,
	2008			2007
($ in millions)	Cost	Equity method of accounting	Total	Cost	Equity method of accounting	Total

Private equity/ debt funds	$16	$26	$42	$30	$(1)	$29
Real estate funds	3	(7)	(4)	14	4	18
Hedge funds	—	(5)	(5)	—	5	5
Total	$19	$14	$33	$44	$8	$52

Unrealized net capital losses totaled $3.04 billion as of September 30, 2008, compared to unrealized net capital gains of $417 million at December 31, 2007.  The decline was primarily due to widening credit spreads.  Net unrealized capital losses increased despite the realization of capital losses on sales and impairments, including change in intent write-downs during the third quarter and first nine months of 2008.  We continue to experience volatility in the balance of our unrealized net capital gains and losses as we did between the years 2004/2005 and 2006/2007.  The following tables present total unrealized gains and losses pre-tax and after-tax.

	September 30,	December 31,
($ in millions)	2008	2007
U.S. government and agencies	$715	$880
Municipal	(141)	76
Corporate	(1,697)	111
Foreign government	319	371
MBS	(158)	(9)
CMBS	(757)	(310)
ABS	(1,300)	(670)
Redeemable preferred stock	(1)	—
Fixed income securities	(3,020)	449
Equity securities	(8)	—
Derivatives	(10)	(32)
Unrealized net gains and losses, pre-tax	$(3,038)	$417

	September 30,	December 31,
($ in millions)	2008	2007
Fixed income securities	$(3,020)	$449
Equity securities	(8)	—
Derivative instruments	(10)	(32)
Unrealized net gains and losses, pre-tax	(3,038)	417

Amounts recognized for:
Insurance reserves (1)	(456)	(1,059)
Deferred policy acquisition and sales inducement costs (2)	2,283	513
Total	1,827	(546)

Deferred income taxes	424	45
Unrealized net capital gains and losses, after-tax	$(787)	$(84)

(1)

The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized. Since these products have a long-term expected life, the proceeds from investments sold in an unrealized gain position would be reinvested at current lower interest rates, resulting in a premium deficiency. The adjustment primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies.

(2)

The deferred policy acquisition and sales inducement costs adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

The net unrealized loss for the fixed income portfolio totaled $3.02 billion, comprised of $1.48 billion of unrealized gains and $4.50 billion of unrealized losses at September 30, 2008.  This is compared to a net unrealized gain for the fixed income portfolio totaling $449 million at December 31, 2007, comprised of $2.26 billion of unrealized gains and $1.81 billion of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2008, $4.14 billion or 92.1% were related to investment grade securities and are primarily related to widening credit spreads.  Of the remaining $357 million of unrealized losses in the fixed income portfolio, $250 million or 70.0% were in the corporate fixed income portfolio and primarily comprised securities in the consumer goods, financial services, capital goods, communications and utilities sectors.  The gross unrealized losses in these sectors were primarily related to changes in interest rates and credit spreads, and company specific conditions.

Included in gross unrealized losses at September 30, 2008 were $2.30 billion of fixed income securities with a fair value below 70% of amortized cost, or 4.8% of our fixed income portfolio at September 30, 2008.  The percentage of fair value to amortized cost for the remaining fixed income gross unrealized losses at September 30, 2008 are shown in the following table.

($ in millions)	Unrealized (loss) gain	Fair value	% to Total fixed income investments
> 80% of amortized cost	$(1,946)	$26,411	54.9%
70% to 80% of amortized cost	(749)	2,313	4.8
< 70% of amortized cost	(1,805)	2,302	4.8
Gross unrealized losses on fixed income securities	(4,500)	31,026	64.5
Gross unrealized gains on fixed income securities	1,480	17,045	35.5

Net unrealized gains and losses on fixed income securities	$(3,020)	$48,071	100.0%

Included in the fixed income securities with a fair value less than 70% of amortized cost totaling $2.30 billion were $1.81 billion of unrealized losses comprised of other CDO of $559 million (which primarily includes $263 million of cash flow CLO and $98 million of synthetic CDO), ABS RMBS of $412 million, corporate bonds of $459 million, and CMBS of $304 million.  We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities, in the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures.

The net unrealized loss for the equity portfolio totaled $8 million, comprised of $10 million of unrealized losses and $2 million of unrealized gains at September 30, 2008.  This is compared to $5 million each for both unrealized gains and losses at December 31, 2007.  Within the equity portfolio, the losses were primarily concentrated in the financial services and banking industry sectors.  The unrealized losses in these sectors were company and sector specific.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities and cost for equity securities, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at September 30, 2008 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.  We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration of capital markets (i.e. debt and equity) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, changes in duration, revisions to strategic asset allocations, liquidity needs, unanticipated federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

	September 30, 2008				December 31, 2007
	Fixed income				Fixed income
($ in millions, except number of issues)	Investment Grade	Below Investment Grade	Equity	Total	Investment Grade	Below Investment Grade	Equity	Total

Category (I): Unrealized loss less than 20% of cost(1)
Number of Issues	2,734	193	51	2,978	2,403	227	9	2,639
Fair Value	$25,256	$1,128	$62	$26,446	$22,615	$1,517	$64	$24,196
Unrealized	$(1,826)	$(113)	$(9)	$(1,948)	$(1,129)	$(106)	$(5)	$(1,240)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months(1)
Number of Issues	404	77	2	483	156	18	—	174
Fair Value	$3,259	$412	$2	$3,673	$945	$107	$—	$1,052
Unrealized	$(1,466)	$(169)	$(1)	$(1,636)	$(514)	$(62)	$—	$(576)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months(1)
Number of Issues	145	18	—	163	—	—	—	—
Fair Value	$895	$73	$—	$968	$—	$—	$—	$—
Unrealized	$(846)	$(75)	$—	$(921)	$—	$—	$—	$—

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months(1)
Number of Issues	3	—	—	3	—	—	—	—
Fair Value	$2	$—	$—	$2	$—	$—	$—	$—
Unrealized	$(5)	$—	$—	$(5)	$—	$—	$—	$—

Total Number of Issues	3,286	288	53	3,627	2,559	245	9	2,813
Total Fair Value	$29,412	$1,613	$64	$31,089	$23,560	$1,624	$64	$25,248
Total Unrealized Losses	$(4,143)	$(357)	$(10)	$(4,510)	$(1,643)	$(168)	$(5)	$(1,816)

(1)   For fixed income securities, cost represents amortized cost.

The largest individual unrealized loss was $8 million for category (I), $22 million for category (II), $24 million for category (III), and $2 million for category (IV) as of September 30, 2008.

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

At September 30, 2008, Category (III) for fixed income comprised primarily $425 million of other CDO, $147 million of ABS RMBS and $240 million of CMBS with unrealized losses of $400 million, $244 million and $160 million, respectively, for a total of $804 million unrealized losses.  Included in the $804 million of unrealized losses were assets with a fair value of $788 million with a fair value less than 70% of amortized cost.

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

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate.  As of September 30, 2008, no securities met these criteria.

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

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans.

	September 30, 2008				December 31, 2007
($ in millions)	Par value (1)	Amortized cost (1)	Fair value	Percent of total fixed income and bank loan portfolios	Par value	Amortized cost	Fair value	Percent of total fixed income and bank loan portfolios
Problem	$576	$91	$91	0.2%	$237	$14	$14	—%
Restructured	9	5	5	—	9	5	6	—
Potential problem	986	460	381	0.8	277	218	172	0.3
Total net carrying value	$1,571	$556	$477	1.0%	$523	$237	$192	0.3%
Cumulative write-downs recognized (2)		$932				$261

(1)	The difference between par value and amortized cost of $1.02 billion at September 30, 2008, is primarily attributable to write-downs. Par value has been reduced by principal payments.
(2)	Cumulative write-downs recognized only reflects write-downs related to investments within the problem, potential problem and restructured categories.

For our problem category, par value totaled $576 million and amortized cost totaled $91 million, or 15.8% of par value, at September 30, 2008, compared to a par value total of $237 million and amortized cost total of $14 million, or 5.9% of par value, at December 31, 2007.  Fair value for this category totaled $91 million, or 15.8% of par value, at September 30, 2008, a $77 million increase from a fair value total of $14 million, or 5.9% of par value, at December 31, 2007.  At September 30, 2008, the problem category comprised primarily $28 million related to a real estate investment trust, and $17 million of bank loans, and also included $9 million of financial sector related holdings, $9 million of CRE CDO, $8 million of ABS CDO, $6 million of ABS RMBS, and $4 million of Alt-A.  The increase over December 31, 2007 is attributable to the addition of fixed income and bank loan holdings that either are in default with respect to principal or interest and/or are investments issued by companies that went into bankruptcy during the period.   Problem investments with a fair value less than 70% of amortized cost totaled $2 million, with unrealized losses of $1 million.

For our potential problem category, par value totaled $986 million and amortized cost totaled $460 million, or 46.7% of par value, at September 30, 2008, compared to a par value total of $277 million and amortized cost total of $218 million, or 78.7% of par value, at December 31, 2007.  Fair value for this category totaled $381 million, or 38.6% of par value, at September 30, 2008, a $209 million increase from a fair value total of $172 million, or 62.1% of par value, at December 31, 2007.  At September 30, 2008 the potential problem category comprised primarily $81 million of Alt-A, $42 million of ABS RMBS, and $8 million of CRE CDO, as well as $51 million of financial sector related holdings, $33 million of market value CDO, and $34 million of synthetic CDO.  Also included were $36 million of municipal bonds and $59 million of beneficial interests in securitized financial assets accounted for under Emerging Issues Task Force Issue No. 99-20.  The increase over December 31, 2007 is primarily attributable to the additions of certain real estate related holdings, including securities collateralized by residential and commercial mortgage loans.  Also contributing to the increase were financial sector related holdings and market value and synthetic CDO.  Potential problem investments with a fair value less that 70% of amortized cost totaled $92 million, with unrealized losses of $62 million.

We also evaluated each of these investments through our portfolio monitoring process at September 30, 2008 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of investments in these categories will remain low relative to the total fixed income securities and bank loans portfolios.

Recent developments Between September 30, 2008 and October 31, 2008, the S&P 500 index has declined 17%, the Muni Bond buyer index yields have increased 12 basis points (“bps”) and while risk free interest rates have increased as illustrated by the increase of 16 bps in U.S. Treasury 10 year yields, credit spreads have widened, as illustrated by the 42 bps spread increase in the Barclays Capital Aggregate index resulting in an overall increase of 40 bps in the Barclays Capital Aggregate Yield.  This has resulted in an increase in our unrealized losses on our fixed income and equity securities.  Our unrealized gains and losses can vary significantly between periods.  The U.S. government is seeking to reverse these economic trends and we believe that they will be successful.

Net Investment Income The following table presents net investment income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007

Fixed income securities	$772	$911	$2,370	$2,704
Equity securities	2	1	6	3
Mortgage loans	143	140	434	406
Limited partnership interests	(4)	20	33	52
Short-term	31	15	79	60
Other	(2)	45	11	129
Investment income, before expense	942	1,132	2,933	3,354
Investment expense	(30)	(70)	(107)	(209)
Net investment income	$912	$1,062	$2,826	$3,145

Total investment expenses decreased $40 million and $102 million for the three months and nine months ended September 30, 2008, respectively.  These decreases were primarily due to lower expenses associated with a lower amount of collateral received in connection with securities lending transactions.  The average amount of collateral held in connection with securities lending was approximately $1.71 billion and $1.95 billion in the third quarter and first nine months of 2008, respectively, compared to approximately $2.84 billion and $2.97 billion in the third quarter and first nine months of 2007, respectively, as a result of actions to reduce our securities lending balances.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2008	2007	2008	2007

Sales (1)	$119	$(24)	$63	$26
Impairment write-downs (2)	(354)	(18)	(757)	(23)
Change in intent write-downs (1) (3)	(262)	(7)	(1,016)	(72)
Valuation of derivative instruments	(146)	(58)	(340)	57
Settlement of derivative instruments	75	(21)	122	10
Realized capital gains and losses, pre-tax	(568)	(128)	(1,928)	(2)
Income tax benefit	198	45	674	—
Realized capital gains and losses, after-tax	$(370)	$(83)	$(1,254)	$(2)

(1)	To conform to the current quarter presentation, certain amounts in the prior periods have been reclassified.
(2)	Impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.
(3)	Change in intent write-downs reflect instances where we cannot assert a positive intent to hold until recovery.

We may sell or change our assertion to hold a security until recovery for impaired fixed income or equity securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the carrying value, in situations where significant unanticipated new facts and circumstances emerge or existing facts and circumstances increase in significance and are anticipated to adversely impact a security’s future valuations more than previously expected; including negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt and equity) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, liquidity needs, unanticipated federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

Upon approval of programs involving the expected disposition of investments, portfolio managers identify a population of suitable investments, typically larger than needed to accomplish the objective, from which specific securities are selected to sell.  Due to a change in intent to hold until recovery, we recognize impairments on investments within the population that are in an unrealized loss position.  Further unrealized loss positions that develop subsequent to the original write-down are recognized in the reporting period in which they occur through the date the program is closed.  The program is closed when the objectives of the program are accomplished or a decision is made not to fully complete it, at which time an evaluation is performed of any remaining securities and where appropriate they are redesignated as intent to hold to recovery.  Reasons resulting in a decision not to complete an approved program include matters such as the mitigation of concerns that led to the initial decision, changes in priorities or new complications that emerge from significant unanticipated developments, such as subsequent significant deterioration which we view to be temporary in nature, to the point at which securities could only be sold at prices below our view of their intrinsic values, or subsequent favorable developments that support a return to the intent to hold to recovery.  Subsequent other-than-temporary impairment evaluations utilize the amortized cost or cost basis that reflect the write-downs.  Fixed income securities subject to change in intent write-downs, and including those redesignated as intent to hold, continue to earn investment income and any discount or premium from the amortized cost basis that reflects the write-downs is recognized using the effective yield method over the expected life of the security.

Impairment write-downs for the three months ended September 30, 2008 comprised $326 million from fixed income securities, $1 million from equity securities and $27 million from limited partnership interests compared to $18 million from fixed income securities for the same period of the prior year.  Impairment write-downs for the nine months ended September 30, 2008 comprised $712 million from fixed income securities, $7 million from equity securities, $34 million from limited partnership interests and $4 million from other investments compared to $22 million from fixed income securities and $1 million from short-term investments for the same period of the prior year.  $232 million, or 71.2%, and $548 million, or 77.0%, of the fixed income security write-downs for the three months and nine months ended September 30, 2008, respectively, related to impaired securities that were performing in line with anticipated or contractual cash flows, but which were written down primarily because of further expected deterioration in the performance of the underlying collateral.  As of September 30, 2008, for these securities, there have been no defaults or defaults that have occurred in classes lower in the capital structure as of September 30, 2008.  $94 million and $164 million of the fixed income security write-downs for the three months and nine months ended September 30, 2008, respectively, primarily related to securities experiencing a significant departure from anticipated residual cash flows, however, we believe they retain economic value.

Impairment write-downs and cash received, inclusive of sales, on these investments were as follows:

	Three months ended September 30, 2008		Nine months ended September 30, 2008 (3)
($ in millions)	Impairment write-downs	Cash received(4)	Impairment write-downs	Cash received (4)
Performing in accordance with anticipated or contractual cash flows
Alt–A
No defaults in underlying collateral	$(2)	$3	$(32)	$11
Defaults lower in capital structure	—	2	(11)	8
	(2)	5	(43)	19
ABS RMBS	(6)	3	(148)	12
ABS CDO	—	1	(63)	3
CMBS/CRE CDO	(3)	4	(42)	6
Synthetic CDO	(170)	2	(170)	6
Corporate
Bond insurer	—	—	(17)	1
Bond reinsurer – convertible to perpetual security	(2)	—	(22)	1
Financials	(48)	2	(40)	4
Other	(1)	1	(3)	3
Subtotal (1)	(232)	18	(548)	55

Departure from anticipated or contractual cash flows
Future cash flows expected –
Corporate
Equity structured note	(27)	—	(27)	—
Financials	(17)	8	(7)	9
Real Estate Investment Trust	(12)	1	(12)	2
Food manufacturer	—	—	(3)	—
Other	—	—	(1)	—
Subtotal (2)	(56)	9	(50)	11
Future cash flows very uncertain -
Cash flow CLO	—	—	(18)	—
ABS RMBS	—	—	(4)	1
Corporate
Financials	(38)	1	(38)	7
Bond insurer	—	—	(10)	—
Subtotal	(38)	1	(70)	8
Investments disposed during the quarter	—	3	(44)	91

Total fixed income securities	$(326)	$31	$(712)	$165

Total equity securities	$(1)	$7	$(7)	$9

Total limited partnership interests	$(27)	$2	$(34)	$3

Total other investments	$—	$—	$(4)	$—

(1)

Written down primarily because of expected deterioration in the performance of the underlying collateral. As of September 30, 2008, for the securities with direct interest in the lender, there have been no defaults. For securities supported by collateral, there have been no defaults or defaults that have occurred in classes lower in the capital structure.

(2)	While these fixed income security write-downs were valued at a significant discount to cost, we believe these securities retain economic value.
(3)	During the third quarter of 2008, we sold our mortgage lender securities that were written down at June 30, 2008 recognizing a gain of $2 million.
(4)	Cash received includes both income and principal collected during the period.

Notwithstanding our intent and ability to hold these securities with impairment write-downs, we concluded that we could not reasonably assert that the recovery period would be temporary.

Change in intent write-downs for the three months ended September 30, 2008 comprised net realized losses on fixed income securities of $251 million and mortgage loans of $11 million, compared to realized losses on fixed income of $4 million and mortgage loans of $3 million for the same period of the prior year.  Change in intent write-downs for the nine months ended September 30, 2008 comprised net realized losses on fixed income of $960 million, equity of $12 million and mortgage loans of $44 million compared to net realized losses on fixed income of $50 million and mortgage loans of $22 million for the same period of the prior year.

Change in intent write-downs for the three months ended September 30, 2008 are presented in the table below.

		Financial Accounting Standards Board Statement No. 157,		Net realized capital loss
($ in millions)	Security type	Fair Value Measurements (“SFAS No. 157”) Level	Fair value at September 30, 2008	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
Criteria
Risk Mitigation

Targeted reductions in commercial real estate exposure where it is anticipated that future downside risk remains. Considerations included position held in the capital structure, vintage year, illiquidity and deteriorating fundamentals.

	CRE CDO CMBS Mortgage loans	3 2 3 3	$115 113 2 244	$(50 (30 (2 (10	) ) ) )	$(298 (125 (34 (42	) ) ) )

Targeted reductions in residential real estate where management believes there is a risk of future material declines in price in the event of continued deterioration in the economy. Considerations included position held in the capital structure, projected performance of the collateral, and expected internal rates of return.

	Prime Alt-A ABS RMBS	2 3 3	21 56 485	(3 (11 (58	) ) )	(11 (40 (190	) ) )

Targeted reductions in financial sector exposure included securities issued by certain regional banks and certain large financial institutions.	Financial Sector	2 3	281 24	(57 (3	) )	(170 (13	) )

	Other	2	21	(2)		(17)
Total Risk Mitigation (1)			1,362	(226)		(940)
Individual Identification (2)			414	(36)		(67)
Other			5	—		(9)

Total change in intent			$1,781	$(262)		$(1,016)

(1)

After changing our intent at June 30, 2008 for our risk mitigation and return optimization programs, the mortgage and asset backed markets and financial sector experienced significant deterioration, to the point at which securities could only be sold at prices below our view of their intrinsic values. As a result only approximately one third of the securities were sold during the third quarter of 2008.

(2)	During the third quarter of 2008, additional securities with a fair value of $275 million had change in intent write-downs of $33 million related to Individual identification.

The following table summarizes the third quarter activity related to securities written down due to a change in intent.

($ in millions)

Carrying value as of June 30, 2008	$2,966
Sales:
Risk mitigation and return optimization program (1)	(923)
Other programs	(137)
Net realized capital gains and losses on sales:
Risk mitigation and return optimization program (1)	(36)
Other programs	(1)
Additional change in intent designations	275
Write-downs (2)	(353)
Other	(10)
Carrying value as of September 30, 2008	$1,781

(1)

Net proceeds from the sales of second quarter risk mitigation and return optimization actions totaled $923 million with an additional loss of $36 million or 96% of fair values reported at June 30, 2008.

(2)	Includes change in intent write-downs of $262 million and impairment write-downs of $91 million.

Net realized capital losses on the valuation and settlement of derivative instruments totaled $71 million for the third quarter of 2008.  Gains from the risk reduction programs were related to declines in the fair value of S&P securities and losses were experienced in our income generation programs and from the accounting valuation changes of embedded options in fixed income securities.  Net realized capital losses on the valuation and settlement of derivative instruments totaled $218 million for the first nine months of 2008, primarily comprised $208 million of losses for the accounting valuation of equity indexed notes and convertible fixed income securities.

At September 30, 2008, our securities with embedded options totaled $1.14 billion and decreased in fair value from December 31, 2007 by $365 million, comprising realized capital losses related to the valuation of embedded options of $208 million, net sales activity of $107 million in realized capital losses, and unrealized net capital losses reported in other comprehensive income (“OCI”) of $50 million for the host security.  Net unrealized capital losses were unchanged due to amortization of $27 million and impairment write-downs of $27 million on the host security.  The change in the fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in value of the host securities is reported in OCI.  Total amortized cost exceeded total fair value by $30 million at September 30, 2008.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity.  Total par value exceeded fair value by $90 million at September 30, 2008.

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

	Nine months ended September 30,
	2008			2007	YTD 2008 Explanations
($ in millions)	Valuation	Settlements	Total	Total
Risk Reduction
Duration gap management	$(86)	$31	$(55)	$14

Interest rate caps, floors and swaps are used to align interest-rate sensitivities of assets and liabilities.  The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration. The contracts can be terminated and settled at anytime with a minimal additional cost. If a settlement is not paid on interest rate changes, the maximum loss on caps and floors would be limited to the amount of premium paid for the protection. The change in valuation reflects the changing value of expected futures settlements from changing interest rates, which may vary over the period of the contracts. The 2008 YTD losses, resulting from decreasing interest rates, are offset in unrealized gains in OCI to the extent it relates to changes in risk-free rates; however, the impact of widening credit spreads more than offset this benefit.

Anticipatory hedging	(1)	90	89	(26)

Futures are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments unrealized loss in OCI. The 2008 YTD amounts reflect decreases in risk–free interest rates on a net long position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	(3)	(7)	(10)	(8)

Interest rate caps are used to hedge the effect of changing crediting rates that are indexed to changes in treasury rates on certain annuity contracts. The change in valuation reflects the changing value of expected future settlements including the underlying cost to hedge the treasury-rate index feature. The offset to the product hedging cost is reflected in the base crediting rates on the underlying annuity policies, which is reported in credited interest. The value of expected future settlements and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to declining interest rates.

Hedging unrealized gains on equity indexed notes	—	4	4	—

Hedge ineffectiveness	(12)	(1)	(13)	—	The hedge ineffectiveness of ($12 million) includes $104 million in realized capital losses on swaps that were offset by $92 million in realized capital gains on the hedged risk.

Foreign currency contracts	—	(2)	(2)	(3)

Credit risk reduction	9	(1)	8	—

Credit default swaps are used for buying protection to offset widening credit spreads in our fixed income portfolio. Credit default swaps typically have five-year terms for which we pay periodic premiums through expiration. Valuation gains or losses will reverse if allowed to expire. The changes in valuation would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs. The change in valuation reflects the market’s view of the potential for a credit event (default and ratings downgrade) to occur which is reflected in the market place as widening credit spreads. Valuation changes would only be converted to cash upon disposition which can be done at any time, or if the credit event specified in the contract occurs. Not withstanding any recovery on the protection covering an indebtedness default, the maximum loss is limited to the amount of premiums paid for this protection. We acquired additional credit default swaps in the third quarter of 2008 as part of our macro-hedge program. The 2008 YTD valuation gain is the result of widening credit spreads on referenced credit entities. As of September 30, 2008, we had $711 million of notional outstanding.

Total Risk reduction	$(93)	$114	$21	$(23)

Income generation
Asset replication – credit exposure	$(39)	$8	$(31)	$—

Credit default swaps are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. The credit default swaps typically have five-year terms for which we receive periodic premiums through expiration. The change in valuation reflects the market’s view of the potential for a credit event (default and ratings downgrade) to occur which is reflected in the market place as widening credit spreads. Valuation changes would only be converted to cash upon disposition which can be done at any time, or if the credit event specified in the contract occurs. Not withstanding any payment received for premiums for providing protection from an indebtedness default, the maximum exposure is equal to the notional amount of the credit derivative. In the event of a credit event specified in the contract, we are obligated to pay the counterparty the notional amount of the contract and receive in return the referenced defaulted security or similar security. As of September 30, 2008 we had $1.1 billion of notional outstanding.

	Nine months ended September 30,
	2008			2007	YTD 2008 Explanations
($ in millions)	Valuation	Settlements	Total	Total
Accounting
Equity indexed notes	$(174)	$—	$(174)	$62

Equity–indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. During the third quarter 2008, one of the embedded options was valued at $0 due to the counterparty’s bankruptcy. As a result, an additional $21 million of losses was reported in realized capital gains and losses. Valuation gains and losses are converted into cash upon sale or maturity. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $83 million at September 30, 2008. Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. As a result of this process, one issue was written-down during third quarter 2008 due to the issuer’s bankruptcy. The following table compares the September 30, 2008 and December 31, 2007 holdings respectively.

($ in millions)	September 30, 2008	Change	December 31, 2007

Par value	$800	$—	$800
Amortized cost of host contract	$491	$(6)	$497
Fair value of equity–indexed call option	248	(174)	422
Total amortized cost	$739	$(180)	$919
Total Fair value	$717	$(207)	$924
Unrealized gain/loss	$(22)	$(27)	$5

Conversion options in fixed income securities	(34)	—	(34)	28

Convertible bonds are fixed income securities that contain embedded options. Changes in valuation of the embedded option are reported in realized capital gains and losses. The results generally track the performance of underlying equities. Valuation gains and losses are converted into cash upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $7 million at September 30, 2008. Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the September 30, 2008 and December 31, 2007 holdings respectively.

($ in millions)	September 30, 2008	Change in Fair Value	Change due to Net Sale Activity	December 31, 2007
Par value	$429	$—	$(130)	$559
Amortized cost of host contract	$286	$6	$(107)	$387
Fair value of conversion option	144	(34)	(12)	190
Total amortized cost	$430	$(28)	$(119)	$577
Total Fair value	$422	$(51)	$(107)	$580
Unrealized gain/loss	$(8)	$(23)	$12	$3

Total accounting	$(208)	$—	$(208)	$90

Total	$(340)	$122	$(218)	$67

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

We categorize our financial assets and financial liabilities measured at fair value based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities which we can access (Level 1); the second highest priority for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets, or valuation models whose inputs are observable (Level 2); and the lowest priority to unobservable inputs (Level 3).  To distinguish among the categories we consider the frequency of completed transactions such as daily trading for equity securities.  If inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the entire instrument.  Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting measurement is reflected in the condensed consolidated financial statements.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented as combined instruments in fixed income securities.

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

Financial assets and financial liabilities recorded on the Condensed Consolidated Statements of Financial Position at fair value as of September 30, 2008 are categorized based on the reliability of inputs to the valuation techniques as follows:

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

b)             Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)             Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3:     Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect our estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

We utilize a combination of third party valuation service providers, brokers, and internal valuation models to determine fair value.  We gain assurance on the overall reasonableness and consistent application of valuation input assumptions, valuation methodologies, and compliance with accounting standards for fair value determination through the execution of various processes and controls designed to ensure that our financial assets and financial liabilities are appropriately valued.  We monitor fair values received from third parties and those derived internally on an ongoing basis.

We are responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting assumptions and methodologies.  In certain situations, we employ independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for individual instruments.  In situations where our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a single quote or by employing internal valuation models that are widely accepted in the financial services industry.  Changing market conditions are incorporated into valuation assumptions and reflected in the fair values, which are validated by calibration and other analytical techniques to available market observable data.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary algorithms, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements.  For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date.  For other security types, fair values are derived from the valuation service providers’ proprietary valuation models.  The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spread, currency rates, and other market-observable information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities.  Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments.  The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information.  Executing valuation models effectively requires seasoned professional judgment and experience.  In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

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

The fair value of financial assets and financial liabilities, including privately-placed securities, certain free-standing derivatives and certain derivatives embedded in certain contractholder liabilities, where our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry.  Internally developed valuation models, which include inputs that may not be market observable and as such involve some degree of judgment, are considered appropriate for each class of security to which they are applied.

Our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments.  In addition, our models use internally assigned credit ratings as inputs (which are generally consistent with any external ratings and those we use to report our holdings by credit rating) and stochastically determined cash flows for certain derivatives embedded in certain contractholder liabilities, both of which are difficult to independently observe and verify.  Instrument specific inputs used in our internal fair value determinations include: coupon rate, weighted average life, sector of the issuer, call provisions, and the contractual elements of derivatives embedded in certain contractholder liabilities.  Market related inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine fair value of the same instruments include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums, and other applicable market data including lapse and anticipated market return estimates for derivatives embedded in certain contractholder liabilities.  Credit spreads are determined using those published by a commonly used industry specialist for comparable public securities.  A liquidity premium is also added to reflect spreads commonly required for the types of securities being valued and are calibrated based on actual trades or other market data.  As a result of the significance of non-market observable inputs, including internally assigned credit ratings and stochastic cash flow estimates as described above, judgment is required in developing these fair values. The fair value of these financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ and financial liabilities’ fair values.

Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Condensed Consolidated Statements of Financial Position.  Because of this detailed approach, there is no single set of assumptions that determine our fair value estimates at a consolidated level.  Moreover, management does not compile a range of estimates for items reported at fair value at the consolidated level because we do not believe that a range would provide meaningful information.  Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable. Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs.  The Level 3 principal components are privately placed securities valued using internal models, broker quoted securities, ABS RMBS, Alt-A, ARS backed by student loans and other CDO.  In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the fair value determinations. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market, all ABS RMBS and Alt-A are categorized as Level 3.  For broker quoted securities’ fair value determinations, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points.  Privately placed securities’ fair value determinations, which were based on internal ratings that are not market observable, are calibrated to market observable information in the form of external NAIC ratings and credit spreads.

We believe our most significant exposure to changes in fair value is due to market risk.  Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A included in our 2007 Form 10-K.

We employ specific control processes to determine the reasonableness of the fair values of our financial assets and financial liabilities.  Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.  For example, on a continuing basis, we assess the reasonableness of individual security values received from valuation service providers that exceed certain thresholds as compared to previous values received from those valuation service providers. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected financial assets. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.  We do not alter fair values provided by our valuation providers or brokers.

The following table identifies investments as of September 30, 2008 by source of value determination:

	Investments
($ in millions)	Fair Value	Percent to total
Fair value based on internal sources	$11,929	18.4%
Fair value based on external sources (1)	39,115	60.3
Total fixed income, equity and certain short-term securities	51,044	78.7
Fair value of derivatives	100	0.2
Mortgage loans, policy loans, bank loans and certain limited partnership, short-term and other investments, valued at cost, amortized cost and the equity method	13,670	21.1
Total	$64,814	100.0%

(1)          Includes $901 million that are valued using broker quotes.

For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the levels promulgated by SFAS No. 157, see Note 4 to the Condensed Consolidated Financial Statements.

The following table provides additional details regarding Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Consolidated Statement of Financial Position at September 30, 2008.

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Other valuations and	Balance as of September 30,
($ in millions)	(Level 1)	(Level 2)	(Level 3)	netting	2008
Financial assets
Fixed income securities:
Corporate	$—	$12,555	$502		$13,057
Corporate privately placed securities	—	3,637	10,363		14,000
Municipal	—	3,150	1		3,151
Municipal – ARS	—	—	708		708
U.S. government and agencies	654	2,958	—		3,612
ABS RMBS	—	—	1,553		1,553
Alt-A	—	—	364		364
Other CDO	—	—	1,326		1,326
Other ABS	—	—	477		477
ABS CDO	—	—	8		8
CRE CDO	—	—	115		115
CMBS	—	4,862	119		4,981
Preferred stock	—	14	1		15
MBS	—	2,435	10		2,445
Foreign government	—	1,964	—		1,964
ABS – Credit card, auto and student loans	—	124	171		295
Total fixed income securities	654	31,699	15,718		48,071
Equity securities:
U.S equities	11	—	15		26
International equities	22	—	13		35
Other	—	45	2		47
Total equity securities	33	45	30		108
Short-term investments:
Commercial paper and other	—	2,710	—		2,710
Money market funds	155	—	—		155
Total short–term investments	155	2,710	—		2,865
Other investments:
Free–standing derivatives	—	403	34		437
Total other investments	—	403	34		437
Total recurring basis assets	842	34,857	15,782		51,481
Non–recurring basis	—	—	225		225
Valued at cost, amortized cost or using the equity method	—	—	—	$13,445	13,445
Counterparty and cash collateral netting (1)	—	—	—	(337)	(337)
Total investments	842	34,857	16,007	13,108	64,814
Separate account assets	10,603	—	—	—	10,603
Other assets	(3)	—	2	—	(1)

Total financial assets	$11,442	$34,857	$16,009	$13,108	$75,416
% of total financial assets	15.2%	46.2%	21.2%	17.4%	100.0%

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(46)	$(42)		$(88)
Other liabilities:
Free–standing derivatives	—	(399)	(68)		(467)
Non–recurring basis	—	—	—		—
Counterparty and cash collateral netting (1)	—	—	—	$222	222
Total financial liabilities	$—	$(445)	$(110)	$222	$(333)
% of total financial liabilities	—%	133.6%	33.0%	(66.6)%	100.0%

(1) In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, we net all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At September 30, 2008, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $115 million.

The following table provides a summary of changes in fair value during the three–month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for
($ in millions)	Balance as of June 30, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008		instruments still held at September 30, 2008 (4)
Financial assets
Fixed income securities:
Corporate	$569	$(22)	$(32)	$(160)	$147	$502		$(22)
Corporate privately placed securities	10,775	(67)	(434)	87	2	10,363		(73)
Municipal	59	—	(7)	6	(57)	1		—
Municipal –ARS	745	—	1	(38)	—	708		—
ABS RMBS	1,798	(64)	(44)	(137)	—	1,553		(51)
Alt–A	468	(17)	(38)	(49)	—	364		(11)
Other CDO	1,613	(170)	(111)	(6)	—	1,326		(171)
Other ABS	560	—	(17)	(55)	(11)	477		—
ABS CDO	14	—	(4)	(2)	—	8		—
CRE CDO	375	(63)	2	(199)	—	115		(53)
CMBS	168	11	(10)	(81)	31	119		2
Preferred stock	—	1	—	—	—	1		—
MBS	12	—	(2)	—	—	10		—
Foreign government	—	—	—	(5)	5	—		—
ABS – Credit card, auto and student loans	204	(4)	(7)	(33)	11	171		(4)
Total fixed income securities	17,360	(395)	(703)	(672)	128	15,718		(383)
Equity securities	27	(1)	(1)	5	—	30		(1)
Other investments:
Free-standing derivatives, net	(25)	(34)	—	25	—	(34	)(2)	(3)
Total other investments	(25)	(34)	—	25	—	(34)		(3)
Total investments	17,362	(430)	(704)	(642)	128	15,714	(3)	(387)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$17,364	$(430)	$(704)	$(642)	$128	$15,716		$(387)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(20)	$(23)	$—	$1	$—	$(42)		$(23)
Total recurring Level 3 financial liabilities	$(20)	$(23)	$—	$1	$—	$(42)		$(23)

(1) The amounts above total $(453) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(461) million in realized capital gains and losses; $32 million in net investment income; $(1) million in interest credited to contractholder funds; and $(23) million in contract benefits.

(2) Comprises $34 million of financial assets and $(68) million of financial liabilities.

(3) Comprises $15.78 billion of investments and $(68) million of free–standing derivatives included in financial liabilities.

(4) The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3.  These gains and losses total $(410) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(419) million in realized capital gains and losses; $32 million in net investment income; and $(23) million in contract benefits.

The following table provides a summary of changes in fair value during the nine–month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for
($ in millions)	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008		instruments still held at September 30, 2008 (4)
Financial assets
Fixed income securities:
Corporate	$747	$(65)	$(39)	$(156)	$15	$502		$(65)
Corporate privately placed securities	11,098	(78)	(634)	(262)	239	10,363		(110)
Municipal	68	—	(7)	7	(67)	1		—
Municipal – ARS	163	—	(20)	(50)	615	708		—
ABS RMBS	2,382	(345)	(176)	(308)	—	1,553		(325)
Alt–A	588	(87)	(55)	(82)	—	364		(65)
Other CDO	1,961	(168)	(424)	(23)	(20)	1,326		(142)
Other ABS	720	(15)	(62)	(219)	53	477		(2)
ABS CDO	36	(63)	38	(3)	—	8		(63)
CRE CDO	566	(374)	160	(237)	—	115		(230)
CMBS	224	(24)	(13)	(103)	35	119		(6)
Preferred stock	—	1	—	—	—	1		—
MBS	28	(1)	(2)	(15)	—	10		—
Foreign government	—	—	—	(5)	5	—		—
ABS – Credit card, auto and student loans	249	(4)	(14)	(74)	14	171		(4)
Total fixed income securities	18,830	(1,223)	(1,248)	(1,530)	889	15,718		(1,012)
Equity securities	61	(3)	(7)	18	(39)	30		(3)
Other investments:
Free-standing derivatives, net	(6)	(65)	—	37	—	(34	)(2)	18
Total other investments	(6)	(65)	—	37	—	(34)		18
Total investments	18,885	(1,291)	(1,255)	(1,475)	850	15,714	(3)	(997)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 financial assets	$18,887	$(1,291)	$(1,255)	$(1,475)	$850	$15,716		$(997)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(47)	$—	$1	$—	$(42)		$(47)
Total recurring Level 3 financial liabilities	$4	$(47)	$—	$1	$—	$(42)		$(47)

(1) The amounts above total $(1.34) billion and are reported in the Condensed Consolidated Statements of Operations as follows: $(1.34) billion in realized capital gains and losses; $57 million in net investment income; $(5) million in interest credited to contractholder funds; and $(47) million in contract benefits.

(2) Comprises $34 million of financial assets and $(68) million of financial liabilities.

(3) Comprises $15.78 billion of investments and $(68) million of free–standing derivatives included in financial liabilities.

(4) The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3.  These gains and losses total $(1.04) billion and are reported in the Condensed Consolidated Statements of Operations as follows: $(1.04) billion in realized capital gains and losses; $51 million in net investment income; $(1) million in interest credited to contractholder funds; and $(47) million in contract benefits.

Transfers into and out of Level 3 during the nine months ended September 30, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories.  Due to a continued deterioration in liquidity for the segment of the ARS market backed by student loans, certain market observable data utilized for valuation purposes became unavailable during the second quarter of 2008.  As of September 30, 2008, $708 million or 100.0% of our total ARS holdings continued to be valued using a discounted cash flow model.  Certain inputs to the valuation model that are significant to the overall valuation and not market observable included: estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.  As a result of the reliance on certain non-market observable inputs, the ARS portfolio backed by student loans have been transferred to Level 3 for the quarters ended June 30, 2008 and September 30, 2008. These same securities were classified as Level 2 measurements for the period ended March 31, 2008.

The following table presents fair value as a percent of amortized cost for Level 3 investments at September 30, 2008.

($ in millions)	Fair value	Fair value as a % of amortized cost
Fixed income securities:
Corporate	$502	94.5%
Corporate - privately placed securities	10,363	95.8
Municipal	1	100.0
Municipal - ARS	708	96.2
ABS RMBS	1,553	75.0
Alt-A	364	81.6
Other CDO	1,326	66.3
Other ABS	477	85.2
ABS CDO	8	72.7
CRE CDO	115	100.9
CMBS	119	73.9
Preferred stock	1	100.0
MBS	10	90.9
ABS – Credit card, auto and student loans	171	90.5
Total fixed income securities	15,718	89.1
Equity securities:
U.S. equities	15	100.0
International equities	13	100.0
Other	2	100.0
Total equity securities	30	100.0
Other investments:
Free-standing derivatives	34	N/A
Total other investments	34	N/A
Sub-total recurring Level 3 investments	15,782	89.1
Non-recurring basis	225	100.0
Total Level 3 investments	$16,007	89.2

Non-recurring investments include certain mortgage loans, limited partnership interests and other investments remeasured at fair value during the third quarter of 2008 due to our change in intent write-downs and other-than-temporary impairments.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and surplus notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	September 30, 2008	December 31, 2007
Common stock, additional capital paid-in and retained income	$4,569	$4,847
Accumulated other comprehensive loss	(787)	(84)
Total shareholder’s equity	3,782	4,763
Surplus notes due to related parties	650	200
Total capital resources	$4,432	$4,963

Shareholder’s equity decreased in the first nine months of 2008 due primarily to higher unrealized net capital losses on investments as of September 30, 2008 compared to December 31, 2007 and a net loss for the first nine months of 2008, partially offset by capital contributions from Allstate Insurance Company (“AIC”).

In the second quarter of 2008, the Company received a capital contribution from its parent AIC of $349 million, which was recorded as additional capital paid-in on the Condensed Consolidated Statements of Financial Position.  The capital contribution included fixed income securities with a fair value of $337 million, accrued investment income of $5 million and cash of $7 million.  Additionally, in the first quarter of 2008, a non-cash capital contribution was recorded in connection with a reinsurance transaction with AHL.

Surplus notes due to related parties increased $450 million in the first nine months of 2008 due to the issuance of a $400 million surplus note to AIC and the issuance and transfer of a $50 million surplus note to an unconsolidated affiliate.

On August 29, 2008, the Company issued a surplus note to AIC with a principal sum of $400 million in exchange for cash.  This surplus note accrues interest at a rate of 7.50% annually, which is due on the first day of April and October in each year beginning 2009 until maturity on August 29, 2028.  The payment of interest and principal is subject to prior written approval from the Director of Insurance of the State of Illinois and can only be paid out of the Company’s statutory-basis surplus that is in excess of certain amounts specified in the surplus note.  This surplus note is included as a component of surplus notes due to related parties on the Condensed Consolidated Statements of Financial Position.

Under an existing agreement with Kennett Capital, Inc. (“Kennett”), an unconsolidated affiliate of the Company, the Company sold Kennett on June 30, 2008 a $50 million redeemable surplus note issued on May 28, 2008 by ALIC Reinsurance Company (“ALIC Re”), a wholly owned subsidiary of the Company.  The surplus note is due June 1, 2038 with an initial rate of 5.93% that will reset every ten years to the then current ten year Constant Maturity Treasury yield (“CMT”), plus 2.09%.  As payment, Kennett issued on June 30, 2008 a full recourse note due June 1, 2038 to the Company for the same amount with an initial interest rate of 5.73% that will reset every ten years to the then current ten year CMT, plus 1.89%.  The note due from Kennett is classified as other investments and the related surplus note is classified as surplus notes due to related parties in the Condensed Consolidated Statements of Financial Position.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, AIC’s ratings and other factors.  In October 2008, A.M. Best affirmed our A+ financial strength rating.  The outlook for this rating is stable.  S&P affirmed our rating of AA but revised its outlook from stable to negative.  Moody’s downgraded our insurance financial strength rating to Aa3 from Aa2 with a negative outlook.

Effective May 8, 2008, the Company, AIC and The Allstate Corporation (the “Corporation”) entered into a one-year Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) replacing the Intercompany Liquidity Agreement between the Company and AIC, dated January 1, 2008.  The agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  It shall be automatically renewed for subsequent one-year terms unless terminated by the parties.  The Liquidity Agreement does not establish a commitment to advance funds on the part of either party.  The Company and AIC each serve as a lender and borrower and the Corporation serves only as a lender. See Note 2 to the Condensed Consolidated Financial Statements for further details.

Additionally, the Company has a Capital Support Agreement with AIC under which AIC is committed to provide capital to the Company to allow for profitable growth while maintaining financial strength ratings at or above those of AIC.  See Note 2 to the Condensed Consolidated Financial Statements for further details.

Liquidity Sources and Uses   We actively manage our liquidity levels in light of changing market, economic, and business conditions and we believe our liquidity levels are more than adequate to cover our exposures, including any potential shortfalls identified in our cash flow stress testing.  In anticipation of continued illiquidity in the financial markets, we continue to take a number of additional actions to enhance our liquidity position pending a return to normal capital market conditions.  These actions include:

•                  Accumulating higher cash and short-term investment positions easily convertible to cash from asset sales, principal and interest receipts, calls, maturities and other cash inflows from our investment portfolio.

•                  Reducing our securities lending program to $1.14 billion as of September 30, 2008 from $3.39 billion as of December 31, 2007.  We expect to reduce the securities lending portfolio further in the fourth quarter of 2008. By reducing the securities lending program, we gain additional direct access to our liquid investments.

•                  Proactively selling securities we think will become less liquid.

We believe that these actions will provide us with a greater level of flexibility necessary to operate in the current market environment.  If market conditions warrant, we may take additional actions to enhance our liquidity position including:

•                  Continued retention of portfolio cash flows including approximately $3.33 billion of expected inflows from upcoming maturities, calls and interest receipts on investments over the next six months.

•                  The sale of fixed income (government, municipals and investment grade corporate bonds) and equity securities with unrealized capital gains at September 30, 2008.

Sources of liquidity include cash and short-term positions easily convertible to cash, and certain other liquid investments as presented in the following table.

($ in millions)	As of September 30, 2008
Cash and short-term positions easily convertible to cash available same day/next day	$1,816
Other highly liquid investments (1)	4,758
Other liquid investments (2)	8,656
Total liquid	$15,230

(1)     Other highly liquid investments are defined as assets that are generally saleable within one week, and primarily include common equity securities of $29 million, U.S. government and agencies bonds of $2.66 billion, agency pass through securities of $929 million, municipal bonds of $68 million, commercial paper and money market funds of $373 million and other investments of $700 million.   The amounts shown in the table above represents the amount of our holdings in these assets, excluding any holdings with restrictions.

(2)     Other liquid investments are defined as assets that are saleable within one quarter, and primarily includes municipal bonds of $888 million, agency pass through securities of $3.95 billion, investment grade corporate bonds of $1.34 billion, short-term investments of $586 million and U.S. government and agencies bonds of $1.32 billion, and other investments of $569 million.  The amounts shown in the table above represent the amount that we believe could be sold during the fourth quarter of 2008, excluding any holdings with restrictions.

The above analysis identifies our access to internal sources of liquidity.  We believe we have sufficient liquidity to address current planned needs from investments other than those for which we have asserted the intent to hold until recovery.

Allstate Parent Company Capital Capacity The Allstate Corporation and consolidated subsidiaries has at the parent holding company level investments totaling $5.02 billion as of September 30, 2008 that could be used to support the Company and other of the Corporation’s operating subsidiaries through capital contributions or intercompany borrowing arrangements and for general corporate purposes such as dividends, debt servicing and share repurchases.  These assets include highly liquid securities that are generally saleable within one week totaling $2.68 billion, additional liquid investments that are saleable within one quarter totaling $1.06 billion, and $1.28 billion of investments that trade in illiquid markets.

On October 15, 2008, the Corporation’s Board of Directors approved a capital contribution of up to $1.25 billion in the form of investments or cash to be made from time to time to AIC from the Corporation on or before April 30, 2009.  On October 28, 2008, the Corporation completed a capital contribution of $1.00 billion of less liquid invested assets to AIC.  In addition to these transactions, approval was also received for AIC to make up to $1.25 billion of funds available to the Company by making one or more capital contributions, by providing a guaranty or guaranties, or by purchasing one or more surplus notes or other securities by April 30, 2009.  Subject to approval by regulatory authorities, the Corporation intends for AIC to purchase surplus notes from the Company and contribute capital to the Company in an aggregate amount of $1.00 billion in the fourth quarter of 2008.

For the remainder of 2008, management intends that no dividends will be paid by the Company to AIC or by AIC to the Corporation.  The payment of dividends by AIC and the Company is dependent on business conditions, income, cash requirements and other relevant factors.  The payment of dividends by AIC and the Company without prior approval from regulatory authorities is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months.  In 2009, we anticipate that AIC will pay dividends to the Corporation and will have the capacity to pay dividends currently estimated at $1.39 billion without prior regulatory approval.  We do not anticipate that the Company will pay dividends to AIC in 2009.

The Corporation is well capitalized. Moreover, in addition to historic external sources of capital including the debt and equity capital markets and the Corporation’s $1.00 billion credit facility, access to funding from additional sources, including participation in programs offered by the U.S. Treasury and other governmental organizations, are potentially available to the Corporation and its operating subsidiaries for capital and liquidity needs.

2009 Capital Outlook  Should the Company subsequently require the remaining approved funding of $250 million from AIC, the Corporation may contribute rated municipal bonds to AIC, which is consistent with AIC’s enterprise-wide asset allocation strategy to offset the impact to AIC’s capital.  The Corporation’s net remaining investments would amount to $3.77 billion after this funding and are sufficient to meet quarterly fixed charges of approximately $275 million and $750 million of maturing debt in December 2009, if not refinanced, before considering receipt of AIC’s 2009 estimated potential dividends of $1.39 billion that can be paid without prior regulatory approval, which would increase the Corporation’s deployable assets to $3.03 billion in 2009.  These assets would be available to support the Company’s and other of the Corporation’s operating subsidiaries capital and borrowing needs and for general corporate purposes as discussed previously.  The Corporation’s Allstate Protection segment anticipates continuing to produce strong underwriting results in its standard auto operations while its on-going focus on homeowners catastrophe management actions serves to reduce exposure to adverse catastrophe developments.  The Company will continue to be exposed to adverse developments in its investment portfolio and to pressures on its risk based capital ratio.  The Company’s risk based capital ratio following the $1.00 billion capital infusion will improve to its targeted range.

In addition to the Capital Support Agreement and Liquidity Agreement, which provide a maximum amount of potential funding under each agreement of $1.00 billion, the Company also has access to additional borrowing to support liquidity through the Corporation as follows:

•                  A commercial paper program with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2008, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A primary credit facility that covers short-term liquidity requirements.  Barclays Capital has agreed to assume the Lehman Brothers Bank, FSB commitment in the Corporation’s $1.00 billion unsecured revolving credit facility which has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining four years of the facility upon approval of existing or replacement lenders providing more than two thirds of the commitments to lend.  No other lenders have withdrawn from the Corporation’s $1.00 billion unsecured revolving credit facility.  The lender group is diversified among 13 lenders with varying commitments, with the two largest commitments both being $145 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  None of the borrowing capacity under this credit facility has been utilized.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at September 30, 2008 was 19.2%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of our senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under this line of credit during the first nine months of 2008. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission in May 2006.  The Corporation can use it to issue an unspecified amount of debt securities, common stock (including 364 million shares of treasury stock as of September 30, 2008), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity Exposure  Contractholder funds as of September 30, 2008 were $57.79 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions at September 30, 2008.

($ in millions)		% to Total
Not subject to discretionary withdrawal	$13,296	23.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	25,630	44.4
Market value adjustments (2)	9,778	16.9
Subject to discretionary withdrawal without adjustments (3)	9,086	15.7
Total contractholder funds (4)	$57,790	100.0%

(1)                    Includes approximately $10.89 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)                    Approximately $8.96 billion of the contracts with market value adjusted surrenders have a 30-45 day period during which there is no surrender charge or market value adjustment.

(3)                    Includes extendible funding agreements backing medium-term notes outstanding with a par value of $1.34 billion that have been non-extended and are due in the next 12 months and $830 million with a contractually specified final maturity date in 2013 that were extended by the contractholders at the most recent election date in September 2008.  The next extension election for these contracts will occur in December 2008.

(4)                    Includes approximately $1.14 billion of contractholder funds on variable annuities reinsured to Prudential effective June 1, 2006.

Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities have decreased 21.7% and 10.7% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 9.8% and 10.9% for the first nine months of 2008 and 2007, respectively.  Although generally paid promptly following receipt of requests for cash surrenders, the Company generally has up to six months in most states to pay contractholder cash surrender requests.

Our institutional products are primarily funding agreements backing medium-term notes.  As of September 30, 2008, total institutional products outstanding were $9.98 billion, of which $830 million are subject to an acceleration of maturity with a ten month notice requirement.  The remainder is not subject to an acceleration of maturity.  The following table presents the scheduled maturities for our institutional products outstanding as of September 30, 2008.

($ in millions)
Fourth quarter of 2008	$970
2009 (1)	3,249
2010	3,128
2011	760
2012	40
2013	1,750
2016	85
$9,982

(1)     Included in 2009 are extendible funding agreements backing medium-term notes outstanding of $1.45 billion that include $830 million with a contractually specified final maturity date in 2013 that were extended by the contractholders at the most recent election date in September 2008.  The next extension election for these contracts will occur in December 2008.

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

We performed a sensitivity analysis on OTC derivative collateral requirements by assuming a hypothetical reduction in our S&P’s insurance financial strength ratings from AA to A and a 100 basis point decline in interest rates.  The analysis indicated that we would have to post an estimated $238 million in additional collateral.  The selection of these hypothetical scenarios should not be construed as our prediction of future events, but only as an illustration of the estimated potential effect of such events.  We also actively manage our counterparty credit risk exposure by monitoring the level of collateral posted by our counterparties with respect to our receivable positions.

Cash Flows  As reflected in our Condensed Consolidated Statements of Cash Flows, lower operating cash flows in the first nine months of 2008, compared to the first nine months of 2007, were primarily related to a decrease in investment income, higher contract benefit payments and lower premiums, partially offset by income tax refunds in the first nine months of 2008 compared to income tax payments in the first nine months of 2007.

Cash flows provided by investing activities in the first nine months of 2008 compared to cash flows used in investing activities in the first nine months of 2007 was primarily due to the sale of assets to fund liability settlements.

Higher cash flows used in financing activities in the first nine months of 2008 compared to the first nine months of 2007 were primarily due to higher contractholder fund withdrawals partially offset by higher contractholder fund deposits.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

In the first nine months of 2008, we retired $4.64 billion of institutional market deposits for which investors had elected to non-extend their maturity date through a combination of maturities, calls, and acquisitions in the secondary market.  Total outstanding non-extended institutional market deposits were $1.34 billion as of September 30, 2008, all of which become due before the end of the third quarter of 2009.  We have accumulated, and expect to maintain, short-term and other maturing investments to fund the retirement of these obligations.

Federal Income Tax Carryback and Carryforward As of January 1, 2008, we had the ability to carryback capital losses of $92 million as a result of capital gains recognized in prior years. While the majority of our GAAP realized capital losses relate to securities that have not yet been sold, we have disposed of assets with tax losses in excess of prior years’ gains, resulting in a capital loss carryforward of $50 million.  The Corporation has $2.13 billion of gross unrealized gains which are available to offset the capital loss carryforward and future capital losses. Our capital gain and loss strategies take into consideration our ability to offset gains and losses in future periods and capital loss carryforward opportunities to apply against future capital gains over the next five years.

As of September 30, 2008, we recorded a net deferred tax asset of $285 million, which included $1.60 billion relating to unrealized and realized net capital losses that have not yet been recognized for tax purposes.  Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our assessment that the deductions ultimately recognized for tax purposes will be fully utilized.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The impact of our investment strategies may be adversely affected by developments in the investment markets

The impact of our investment portfolio risk mitigation and return optimization programs may be adversely affected by unexpected developments in the investment markets.  For example, derivative contracts, when entered into, may result in coverage that is not as effective as intended.

Our capital position and our liquidity levels may be adversely affected by developments in the investment markets

Our capital position and our liquidity levels may be adversely affected by unexpected developments in the investment markets, such as disruptions, uncertainty or volatility in the capital and credit markets, and result in realized and unrealized capital losses that may significantly reduce our financial position and may limit our access to capital required to operate our business.

Reducing our concentration in fixed annuities and funding agreements may adversely affect reported results

Due to the current capital market conditions, we are evaluating strategies to reduce our concentration in fixed annuities and funding agreements.  Lower new sales of these products, as well as our ongoing risk mitigation and return optimization programs, may lead to lower levels of income which could negatively impact DAC amortization and insurance reserves deficiency testing.

The realization of deferred tax assets is subject to uncertainty

The realization of our deferred tax assets is based on our assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.  However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.

Item 5.  Other Information

On September 25, 2008, Deloitte & Touche LLP (“Deloitte”) advised The Allstate Corporation (the “Corporation”) Audit Committee (the “Allstate Audit Committee”) that it had become aware that a former Deloitte advisory partner (the “Former Advisory Partner”) traded in the Corporation’s securities on two occasions in 2006.  Allstate Life Insurance Company (“ALIC”) is a consolidated subsidiary of the Corporation, and Deloitte is our registered public accounting firm, and performs our audits, in addition to those of the Corporation.  Deloitte concluded that these securities transactions violated the SEC’s independence rules.  Deloitte had conducted an internal review and concluded that the Former Advisory Partner’s actions did not impair Deloitte’s impartiality or objectivity or that of the engagement team that has conducted both the Corporation’s and our audits.  Deloitte’s audit engagement team consisted of a lead client service partner, who had responsibility for all substantive issues with respect to the planning, scope and conduct of the audit, an additional audit partner, a concurring review partner, a senior manager, additional professional staff, as well as the Former Advisory Partner, who functioned primarily in a client relationship and assessment role and had no substantive or technical role in the audit.  The Former Advisory Partner attended many, but not all, of the Allstate Audit Committee meetings.  He has not attended any meetings of the Board of Directors or of the Audit Committee of ALIC.  His primary role at the Corporation level was to function in a client service role, including conducting Deloitte’s annual client service assessments, and he did not review any substantive audit matters with the Allstate Audit Committee at any of these meetings.  Deloitte provided a draft letter on September 25 to the Allstate Audit Committee concluding the actions of its Former Advisory Partner did not impair Deloitte’s past or continuing independence.

The Allstate Audit Committee thereafter initiated its own review with the assistance of external counsel.  The Allstate Audit Committee and its external counsel held meetings with Deloitte and had frequent contacts with Deloitte and its counsel.  The Allstate Audit Committee held meetings concerning the progress of its review on September 29, October 8, 17, and 30, 2008.  The review included an examination of the Corporation’s relationship to the Former Advisory Partner and his role on the engagement.  Over the course of the review, the Allstate Audit Committee’s counsel examined a substantial number of documents and communications from the Corporation’s files and Deloitte’s, including the Former Advisory Partner’s annual goals and assessments, his communication with the audit engagement team and with the Corporation’s management and Allstate Audit Committee members, his independence certifications, and email and other documents relating to the audit engagement.  The Allstate Audit Committee’s external counsel’s review established that the Former Advisory Partner had functioned in a client service role and had not been involved in the substantive audit or influenced any substantive portion of any audit or review of the Corporation’s financial statements.  The Allstate Audit Committee members confirmed that this was their view of the role of the Former Advisory Partner.  The Allstate Audit Committee and its external counsel also met with the Corporation’s financial management team as well as with senior management of Deloitte, including the current and former lead client service partners.  The Allstate Audit Committee’s review confirmed Deloitte’s findings that the Former Advisory Partner met with the Allstate Audit Committee as well as senior management of the Corporation, for the purpose of enhancing Deloitte’s client service to the Corporation rather than participating in the audit or review.

The Allstate Audit Committee concurred with Deloitte’s conclusion, reconfirmed in its letter to the Allstate Audit Committee issued October 31, 2008, that Deloitte’s impartiality or objectivity related to its audits of the Corporation had not been compromised and therefore, notwithstanding the violation of the independence rules, Deloitte’s independence was not impaired.  In reaching this conclusion, the Allstate Audit Committee took into consideration the following: (i) the Former Advisory Partner is no longer a partner or otherwise affiliated with Deloitte; (ii) it appears that the trades in the Corporation’s securities were isolated incidents; (iii) the Former Advisory Partner did not disclose his investments to Deloitte, in contravention of Deloitte’s independence policies; (iv) the problem was corrected as promptly as possible; (v) the Former Advisory Partner had no responsibility for, and was not involved in, the conduct of the audit of the Corporation; (vi) it appears that the Former Advisory Partner did not exercise any influence over the conduct of the audit or Deloitte’s conclusions with respect to the audit or accounting consultations related to the audit; (vii) there is no indication of independence issues with respect to other members of the engagement team; and (viii) Deloitte has in place a quality control system that meets the requirements of the SEC and the Public Company Accounting Oversight Board, and provides reasonable assurance that the accounting firm and its employees do not lack independence.  The Allstate Audit Committee and Deloitte separately reported their conclusions to the SEC Staff.

On November 11, 2008, after the Allstate Audit Committee and Deloitte had reported their conclusions to the SEC Staff, the ALIC Audit Committee met.  During that meeting, the ALIC Audit Committee reviewed the Allstate Audit Committee’s conclusion that Deloitte’s impartiality or objectivity related to its audits of the Corporation had not been compromised and that Deloitte’s independence was not impaired.  Following that review, the ALIC Audit Committee concurred with Deloitte’s conclusion, reconfirmed in its letter to the Allstate Audit Committee issued October 31, 2008, that Deloitte’s impartiality or objectivity related to its audits of the Corporation, including ALIC as a consolidated subsidiary, had not been compromised and therefore, notwithstanding the violation of the independence rules, Deloitte’s independence was not impaired with regard to ALIC.

Item 6.  Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

November 11, 2008

	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

10.1

Surplus Note between Allstate Life Insurance Company and Allstate Insurance Company dated August 29, 2008, incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed September 5, 2008.

10.2

Sale Agreement between Allstate Insurance Company and Allstate Life Insurance Company effective September 10, 2008 for those securities listed on attached Exhibit A, incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed September 16, 2008.

10.3

Sale Agreement between Allstate Insurance Company and Allstate Life Insurance Company effective September 10, 2008 for those mortgages listed on attached Exhibit A, incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Current Report on Form 8-K filed September 16, 2008.

10.4

Reinsurance Agreement effective October 1, 2008 between American Heritage Life Insurance Company and Allstate Life Insurance Company, incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed October 28, 2008.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 10, 2008, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1