Form 10-K
period 2008-12-31
ALLSTATE LIFE INSURANCE CO
filed 2009-03-19
CIK 352736

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

                   For the fiscal year ended December 31, 2008

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

                  3100 Sanders Road, Northbrook, Illinois 60062
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (847) 402-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $227.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 Yes /X/ No / /

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                 Yes / / No /X/

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

AS OF MARCH 18, 2009, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE INSURANCE COMPANY.

                         ALLSTATE LIFE INSURANCE COMPANY
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2008

                                                                            PAGE
PART I
Item 1.    Business                                                            1
Item 1A.   Risk Factors                                                        5
Item 1B.   Unresolved Staff Comments                                          10
Item 2.    Properties                                                         11
Item 3.    Legal Proceedings                                                  11
Item 4.    Submission of Matters to a Vote of Security Holders *             N/A

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 11
Item 6.    Selected Financial Data                                            12
Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         79
Item 8.    Financial Statements and Supplementary Data                        80
Item 9.    Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                         134
Item 9A.   Controls and Procedures                                           134
Item 9B.   Other Information                                                 134

PART III
Item 10.   Directors, Executive Officers and Corporate Governance *          N/A
Item 11.   Executive Compensation *                                          N/A
Item 12.   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters *                                N/A
Item 13.   Certain Relationships and Related Transactions, and Director
            Independence *                                                   N/A
Item 14.   Principal Accounting Fees and Services                            135

PART IV
Item 15.   Exhibits and Financial Statement Schedules                        136
           Signatures                                                        142
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

     Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding stock of Allstate Insurance Company is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware. In this document, we refer to Allstate Insurance Company as "AIC" and to The Allstate Corporation and its consolidated subsidiaries as "Allstate", the "Parent Group" or the "Corporation". The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate(R)" slogan, Allstate is reinventing protection and retirement to help individuals in approximately 17 million households protect what they have today and better prepare for tomorrow. Customers can access Allstate products and services such as auto insurance and homeowners insurance through more than 14,000 exclusive Allstate agencies and financial representatives in the United States and Canada. Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2007 statutory direct premiums earned. In addition, according to A.M. Best, it is the nation's 16th largest issuer of life insurance business on the basis of 2007 ordinary life insurance in force and 17th largest on the basis of 2007 statutory admitted assets.

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

     To achieve its goals in 2009, Allstate is focused on three priorities: protect Allstate's financial strength, build customer loyalty, and continue reinventing protection and retirement for the consumer.

     In this annual report on Form 10-K, we occasionally refer to statutory financial information. All domestic United States insurance companies are required to prepare statutory-basis financial statements. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

PRODUCTS AND DISTRIBUTION

     The Allstate Life Group provides life insurance, retirement and investment products to individual and institutional customers. Our principal individual products are fixed annuities, including deferred, immediate and indexed; and interest-sensitive, traditional and variable life insurance. We also distribute variable annuities through our bank distribution partners, however, this product is fully reinsured with an unaffiliated entity. Our principal institutional product is funding agreements backing medium-term notes. The table on page 2 lists our major distribution channels, with the associated products and targeted customers.

     As the table indicates, we sell products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies and exclusive financial specialists, independent agents, banks, broker-dealers, and specialized structured settlement brokers. We have distribution relationships with over 60% of the 25 largest banks, a number of regional brokerage firms and many independent broker-dealers. We sell products through independent agents affiliated with approximately 160 master brokerage agencies. We sell funding agreements to unaffiliated trusts used to back medium-term notes.

              DISTRIBUTION CHANNELS, PRODUCTS AND TARGET CUSTOMERS

DISTRIBUTION CHANNEL           PRIMARY PRODUCTS                                TARGET CUSTOMERS
------------------------------------------------------------------------------------------------------------------
 ALLSTATE EXCLUSIVE AGENCIES   Term life insurance                             Middle market consumers(1) with
                               Interest-sensitive life insurance               retirement and family financial
 (Allstate exclusive agents    Variable life insurance                         protection needs
    and Allstate exclusive     Deferred fixed annuities (including
    financial specialists)     indexed and market value adjusted "MVA")
                               Immediate fixed annuities

 INDEPENDENT AGENTS            Term life insurance                             Mass market(2) and mass affluent
  (through master brokerage    Interest-sensitive life insurance               consumers(3) with retirement
         agencies)             Variable life insurance                         and financial protection needs
                               Deferred fixed annuities (including indexed
                               and MVA)
                               Immediate fixed annuities

           BANKS               Deferred fixed annuities (including indexed     Middle market consumers with
                               and MVA)                                        retirement needs
                               Single premium fixed life insurance
                               Variable annuities - fully reinsured with an
                               unaffiliated entity

       BROKER-DEALERS          Deferred fixed annuities (including indexed     Mass market and mass affluent
                               and MVA)                                        consumers with retirement needs
                               Single premium variable life insurance

   STRUCTURED SETTLEMENT       Structured settlement annuities                 Typically used to fund or annuitize
      ANNUITY BROKERS                                                          large claims or litigation settlements

       BROKER-DEALERS          Funding agreements backing medium-term notes    Institutional and individual investors
   (Funding agreements)

----------
(1) Consumers with $50,000 - $125,000 in household income
(2) Consumers with $50,000 - $75,000 in household income
(3) Consumers with $75,000 - $125,000 in household income

     Allstate exclusive agencies and exclusive financial specialists also sell the following non-proprietary products: mutual funds, variable annuities and long-term care insurance.

     In connection with an initiative to lower operating expenses beginning in 2009, we plan to improve efficiency and narrow the focus of product offerings to better serve the needs of everyday Americans.

COMPETITION

     We compete on a wide variety of factors, including the scope of our distribution systems, the type of our product offerings, the recognition of our brands, our financial strength and ratings, our differentiated product features and prices, and the level of customer service that we provide. With regard to funding agreements, we compete principally on the basis of our financial strength and ratings.

     The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2008, there were approximately 500 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2007, the Allstate Life Group is the nation's 16th largest issuer of life insurance and related business on the basis of 2007 ordinary life insurance in force and 17th largest on the basis of 2007 statutory admitted assets. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

GEOGRAPHIC MARKETS

     We sell life insurance, retirement and investment products throughout the United States. The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. We also sell funding agreements in the United States.

     The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Life Group for the year ended December 31, 2008, based on information contained in statements filed with state insurance departments.

                        Delaware           37.7%
                        California          6.6%
                        Florida             6.0%
                        New York            5.8%

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

     In recent years, the state insurance regulatory framework has come under increased federal scrutiny. Legislation that would provide for federal chartering of insurance companies has been proposed. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Allstate Life Group.

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

OTHER INFORMATION

     "Allstate" is one of the most recognized brand names in the United States. We use the names "Allstate," "Lincoln Benefit Life" and variations of these names extensively in our business, along with related logos and slogans, such as "Goods Hands." Our rights in the United States to these names, logos and slogans continue so long as we continue to use them in commerce. Most of these service marks are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them through continued use.

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

     These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.

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

CHANGES IN UNDERWRITING AND ACTUAL EXPERIENCE COULD MATERIALLY AFFECT PROFITABILITY AND FINANCIAL CONDITION

     Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Management establishes target returns for each product based upon these factors and the average amount of capital that the Company must hold to support in-force contracts taking into account rating agencies and regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target new business returns on a portfolio basis, which could result in the discontinuation of products or distribution relationships and a decline in sales. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

     Our profitability depends on the adequacy of investment spreads, the management of market and credit risks associated with investments, the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability and financial condition.

CHANGES IN RESERVE ESTIMATES MAY ADVERSELY AFFECT OUR OPERATING RESULTS

     Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs ("DAC") may be required which could have a material adverse effect on our operating results.

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS

     Our ability to manage our spread-based products, such as fixed annuities and institutional products, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates in such an environment can partially offset decreases in investment yield on some products. However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of policy loans, surrenders and withdrawals. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when fixed income investment asset values are lower as a result of the increase in interest rates. This could lead to the sale of fixed income securities at a loss. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads and reduce profitability. Unanticipated surrenders could result in accelerated amortization of DAC or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE LIFE, FIXED ANNUITIES AND OTHER INVESTMENT PRODUCTS MAY ADVERSELY AFFECT OUR PROFITABILITY AND FINANCIAL CONDITION THROUGH INCREASED AMORTIZATION OF DAC

     DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to actual historical gross profits and estimated future gross profits ("EGP") over the estimated lives of the contracts. The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable. Updates to these assumptions (commonly referred to as "DAC unlocking") could adversely affect our profitability and financial condition. In 2008, DAC unlocking resulted in increased amortization of DAC of $329 million.

NARROWING THE FOCUS OF OUR PRODUCT OFFERINGS AND REDUCING OUR CONCENTRATION IN FIXED ANNUITIES AND FUNDING AGREEMENTS MAY ADVERSELY AFFECT REPORTED RESULTS

     Due to the current capital market conditions, we have been pursuing strategies to narrow our product offerings and reduce our concentration in fixed annuities and funding agreements. Lower new sales of these products, as well as our ongoing risk mitigation and return optimization programs, could negatively impact investment portfolio levels, complicate settlement of expiring contracts including forced sales of assets with unrealized capital losses, impact DAC amortization, and affect goodwill impairment testing and insurance reserves deficiency testing.

A LOSS OF KEY PRODUCT DISTRIBUTION RELATIONSHIPS COULD MATERIALLY AFFECT SALES

     Certain products are distributed under agreements with other members of the financial services industry that are not affiliated with us. Termination of one or more of these agreements due to, for example, a change in control of one of these distributors, could have a detrimental effect on sales.

CHANGES IN TAX LAWS MAY DECREASE SALES AND PROFITABILITY OF PRODUCTS AND FINANCIAL CONDITION

     Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on our profitability and financial condition or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

RISKS RELATING TO INVESTMENTS

WE ARE SUBJECT TO MARKET RISK AND DECLINES IN CREDIT QUALITY WHICH MAY ADVERSELY IMPACT INVESTMENT INCOME AND CAUSE ADDITIONAL REALIZED LOSSES

     Although we continually reevaluate our proactive risk mitigation and return optimization programs, we remain subject to the risk that we will incur losses due to adverse changes in equity prices, interest rates or foreign currency exchange rates. Our primary market risk exposures are to changes in interest rates and, to a lesser degree, equity prices and changes in foreign currency exchange rates. In addition, we are subject to potential declines in credit quality, either related to issues specific to certain industries or to a general weakening in the economy. Although to some extent we use derivative financial instruments to manage these risks, the effectiveness of such instruments is subject to the same risks.

     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to equity and derivative strategies.

DETERIORATING FINANCIAL PERFORMANCE ON SECURITIES COLLATERALIZED BY MORTGAGE LOANS AND COMMERCIAL MORTGAGE LOANS MAY LEAD TO WRITE-DOWNS

     Changes in mortgage delinquency or recovery rates, declining real estate prices, changes in credit or bond insurer strength ratings and the quality of service provided by service providers on securities in our portfolios could lead us to determine that write-downs are appropriate in the future.

THE IMPACT OF OUR INVESTMENT STRATEGIES MAY BE ADVERSELY AFFECTED BY DEVELOPMENTS IN THE INVESTMENT MARKETS

     The impact of our investment portfolio risk mitigation and return optimization programs and enterprise asset allocation actions may be adversely affected by unexpected developments in the investment markets. For example, derivative contracts, when entered into, may result in coverage that is not as effective as intended.

CONCENTRATION OF OUR INVESTMENT PORTFOLIOS IN ANY PARTICULAR SEGMENT OF THE ECONOMY MAY HAVE ADVERSE EFFECTS ON OUR OPERATING RESULTS AND FINANCIAL CONDITION

     The concentration of our investment portfolios in any particular industry, collateral types, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition. Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified.

THE DETERMINATION OF THE AMOUNT OF REALIZED CAPITAL LOSSES RECORDED FOR IMPAIRMENTS OF OUR INVESTMENTS IS HIGHLY SUBJECTIVE AND COULD MATERIALLY IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION

     The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in realized capital gains and losses from impairments in operating results as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of or amounts recorded for impairments taken in our financial statements. Furthermore, additional impairments may need to be recorded in the future. Historical trends may not be indicative of future impairments. For example, the amortized cost or cost of our fixed income and equity securities is adjusted for impairments in value deemed to be other than temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value.

THE DETERMINATION OF THE FAIR VALUE OF OUR FIXED INCOME AND EQUITY SECURITIES RESULTS IN UNREALIZED NET CAPITAL GAINS AND LOSSES AND IS HIGHLY SUBJECTIVE AND COULD MATERIALLY IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION

     In determining fair value we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets' and financial liabilities' fair values. The difference between amortized cost or cost and fair value, net of deferred income taxes, certain DAC, certain deferred sales inducement costs ("DSI"), and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholder's equity. As of December 31, 2008, total unrealized net capital losses was $6.70 billion. In the last 10 years, our quarterly net unrealized capital gains and losses have ranged from a $4.35 billion net unrealized capital gain at June 30, 2003 to a $6.70 billion net unrealized capital loss at December 31, 2008. Changing market conditions could materially effect the determination of the fair value of our securities and unrealized net capital gains and losses could vary significantly. Determining fair value is highly subjective and could materially impact our operating results and financial condition.

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

DIFFICULT CONDITIONS IN THE ECONOMY GENERALLY COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS

     Economists now believe the United States economy has entered into a recessionary period and are projecting significant negative macroeconomic trends, including widespread job losses, higher unemployment, lower consumer spending, continued declines in home prices and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, recent disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have impacted the ability of borrowers to refinance loans at more affordable rates. We cannot predict the length and severity of a recession, but as with most businesses, we believe a longer or more severe recession could have an adverse effect on our business and results of operations.

     A general economic slowdown could adversely affect us in the form of consumer behavior and pressure on our investment portfolio. Consumer behavior could include decreased demand for our products. Holders of some of our life insurance and annuity products may engage in an elevated level of discretionary withdrawals of contractholder funds. Our investment portfolio could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.

THERE CAN BE NO ASSURANCE THAT ACTIONS OF THE U.S. FEDERAL GOVERNMENT, FEDERAL RESERVE AND OTHER GOVERNMENTAL AND REGULATORY BODIES FOR THE PURPOSE OF STABILIZING THE FINANCIAL MARKETS AND STIMULATING THE ECONOMY WILL ACHIEVE THE INTENDED EFFECT

     In response to the financial crises affecting the banking system, the financial markets and the broader economy, the U.S. federal government, the Federal Reserve and other governmental and regulatory bodies have taken or are considering taking action to address such conditions including, among other things, purchasing mortgage-backed and other securities from financial institutions, investing directly in banks, thrifts and bank and savings and loan holding companies and increasing federal spending to stimulate the economy. There can be no assurance as to what impact such actions will have on the financial markets or on economic conditions. Such continued volatility and economic deterioration could materially and adversely affect our business, financial condition and results of operations.

LOSSES FROM LITIGATION MAY BE MATERIAL TO OUR OPERATING RESULTS OR CASH FLOWS AND FINANCIAL CONDITION

     As is typical for a large company, we are involved in a substantial amount of litigation, including class action litigation challenging a range of company practices and coverage provided by our insurance products. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows for a particular quarter or annual period and to our financial condition.

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

     In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

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

REINSURANCE SUBJECTS US TO THE CREDIT RISK OF OUR REINSURERS AND MAY NOT BE ADEQUATE TO PROTECT US AGAINST LOSSES ARISING FROM CEDED INSURANCE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS AND FINANCIAL CONDITION

     The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material adverse effect on our operating results and financial condition.

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

A DOWNGRADE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION, THE MARKETABILITY OF OUR PRODUCT OFFERINGS, AND OUR LIQUIDITY, OPERATING RESULTS AND FINANCIAL CONDITION

     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The current insurance financial strength ratings of the Company are A+, AA- and A1 from A.M. Best, Standard & Poor's and Moody's, respectively. The current insurance financial strength ratings of AIC are A+, AA- and Aa3 from A.M. Best, Standard & Poor's and Moody's, respectively. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

ADVERSE CAPITAL AND CREDIT MARKET CONDITIONS MAY SIGNIFICANTLY AFFECT OUR ABILITY TO MEET LIQUIDITY NEEDS OR OUR ABILITY TO OBTAIN CREDIT ON ACCEPTABLE TERMS

     The capital and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay for capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS

     Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded. Accordingly, we are required to adopt new guidance or interpretations, or could be subject to existing guidance as we enter into new transactions, which may have a material adverse effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see
Note 2 of the consolidated financial statements.

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

THE REALIZATION OF DEFERRED TAX ASSETS IS SUBJECT TO UNCERTAINTY

     The realization of our deferred tax assets, net of valuation allowances, is based on our assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.

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

CHANGING CLIMATE CONDITIONS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION, PROFITABILITY OR CASH FLOWS

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     Our home office is part of the Parent Group's home office complex in Northbrook, Illinois. As of December 31, 2008, the complex consists of several buildings totaling approximately 2.3 million square feet of office space on a 250-acre site. In addition, we operate from various administrative, data processing, claims handling and other support facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     No established public trading market exists for Allstate Life's common stock. All of its outstanding common stock is owned by its parent, Allstate Insurance Company ("AIC"). All of the outstanding common stock of AIC is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation.

     The Company did not pay dividends on its common stock in 2008. In 2007, Allstate Life paid the following amounts to AIC in the aggregate on the dates specified as dividends on its common stock:

                     ($ IN MILLIONS)
                     PAYMENT DATE              AGGREGATE AMOUNT
                     September 24, 2007                    $ 85
                     December 17, 2007                      251
                     December 21, 2007                      389

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

ITEM 6. SELECTED FINANCIAL DATA.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ IN MILLIONS)                                            2008            2007            2006            2005           2004
                                                       -------------   -------------   -------------   ------------   -------------
CONSOLIDATED OPERATING RESULTS
Premiums                                              $        585    $        502    $        576    $        474   $        637
Contract charges                                               911             942           1,009           1,079            961
Net investment income                                        3,720           4,205           4,057           3,707          3,260
Realized capital gains and losses                           (3,052)           (197)            (79)             19            (11)
Total revenues                                               2,164           5,452           5,563           5,279          4,847
(Loss) income before cumulative effect of
 change in accounting principle, after-tax                  (1,690)            412             428             417            356
Cumulative effect of change in accounting
 principle, after-tax                                           --              --              --              --           (175)
Net (loss) income                                           (1,690)            412             428             417            181

CONSOLIDATED FINANCIAL POSITION
Total investments                                     $     59,772    $     72,414    $     74,160    $     72,756   $     69,689
Total assets                                                81,946          96,117          98,758          95,022         90,401
Reserve for life-contingent contract benefits
 and contractholder funds                                   69,036          73,062          72,769          70,071         65,142
Long-term debt/surplus notes due to related parties            650             200             206             181            104
Shareholder's equity                                         2,209           4,763           5,498           6,008          6,309

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                PAGE
     OVERVIEW.................................................   13
     APPLICATION OF CRITICAL ACCOUNTING ESTIMATES ............   14
     2008 HIGHLIGHTS .........................................   20
     OPERATIONS ..............................................   21
     INVESTMENTS .............................................   31
     MARKET RISK .............................................   68
     DEFERRED TAXES ..........................................   71
     CAPITAL RESOURCES AND LIQUIDITY .........................   72
     REGULATION AND LEGAL PROCEEDINGS ........................   79
     PENDING ACCOUNTING STANDARDS ............................   79

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

     We are focused on three priorities in 2009: protecting our financial strength, building customer loyalty, and continue reinventing protection and retirement for the consumer.

     The most important factors we monitor to evaluate the financial condition and performance of our company include:

     - For operations: premiums and deposits, benefit and investment spread, amortization of deferred policy acquisition costs, expenses, operating income, net income, invested assets, and new business returns;
     - For investments: credit quality/experience, realized capital gains and losses, investment income, unrealized capital gains and losses, stability of long-term returns, total returns, cash flows, and asset and liability duration; and
     - For financial condition: liquidity, our financial strength ratings, operating leverage, debt leverage, and return on equity.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

          -   Fair Value of Financial Assets and Financial Liabilities
          -   Impairment of Fixed Income and Equity Securities
          -   Deferred Policy Acquisition Costs ("DAC") Amortization
          -   Reserve for Life-Contingent Contract Benefits Estimation

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

FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"), is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value. SFAS No. 157:

     - Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

     - Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date;

     - Expands disclosures about financial instruments measured at fair value.

     We categorize our financial assets and financial liabilities measured at fair value based on the observability of inputs to the valuation techniques, into a three-level fair value hierarchy as follows:

LEVEL 1: Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

LEVEL 2: Financial assets and financial liabilities whose values are based on the following:

          (a) Quoted prices for similar assets or liabilities in active markets;
          (b) Quoted prices for identical or similar assets or liabilities in non-active markets; or
          (c) Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

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

     To distinguish among the categories, we consider the frequency of completed transactions such as daily trading for equity securities. If inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the entire instrument. Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting measurement is reflected in the consolidated financial statements. In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives, as the embedded derivatives are presented as combined instruments in fixed income securities.

     We are responsible for the determination of fair value of financial assets and financial liabilities and the supporting assumptions and methodologies. We gain assurance on the overall reasonableness and consistent application of valuation input assumptions, valuation methodologies and compliance with accounting standards for fair value determination through the execution of various processes and controls designed to ensure that our financial assets and financial liabilities are appropriately valued. We monitor fair values received from third parties and those derived internally on an ongoing basis.

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

     Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary algorithms, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements. For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date. For other security types, fair values are derived from the valuation service providers' proprietary valuation models. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spread, currency rates, and other market-observable information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience. In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

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

     Our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments. In addition, our models use internally assigned credit ratings as inputs (which are generally consistent with any external ratings and those we use to report our holdings by credit rating) and stochastically determined cash flows for certain derivatives embedded in certain contractholder liabilities, both of which are difficult to independently observe and verify. Instrument specific inputs used in our internal fair value determinations include: coupon rate, coupon type, weighted average life, sector of the issuer, call provisions, and the contractual elements of derivatives embedded in certain contractholder liabilities. Market related inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine the fair value of the same instruments include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums, and other applicable market data including lapse and anticipated market return estimates for derivatives embedded in certain contractholder liabilities. Credit spreads are determined using those published by a commonly used industry specialist for comparable public securities. A liquidity premium is also added to certain securities to reflect spreads commonly required for the types of securities being valued and are calibrated based on actual trades or other market data. As a result of the significance of non-market observable inputs, including internally assigned credit ratings and stochastic cash flow estimates as described above, judgment is required in developing these fair values. The fair value of these financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets' and financial liabilities' fair values.

     Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Consolidated Statements of Financial Position. Because of this detailed approach, there is no single set of assumptions that determine our fair value estimates at a consolidated level. Moreover, management does not compile a range of estimates for items reported at fair value at the consolidated level because we do not believe that a range would provide meaningful information. In the last 10 years, our quarterly net unrealized capital gains and losses have ranged from a $4.35 billion net unrealized capital gain at June 30, 2003 to a $6.70 billion net unrealized capital loss at December 31, 2008. The change in net unrealized capital gains and losses by quarter over the 10 year period has averaged $741 million and has ranged from a $3.66 billion decrease to a $1.45 billion increase.

     Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable. Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs. The Level 3 principal components are privately placed securities valued using internal models and broker quoted securities. Additionally, due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market, all asset-backed residential mortgage-backed securities ("ABS RMBS"), auction rate securities ("ARS") backed by student loans, Alt-A residential mortgage-backed securities ("Alt-A"), other collateralized debt obligations ("CDO"), certain asset-backed securities ("ABS") and certain commercial mortgage-backed securities ("CMBS") are categorized as Level 3. In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the fair value determinations. For broker quoted securities' fair value determinations, which were all categorized as Level 3, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points. Privately placed securities' fair value determinations, which are based on internal ratings that are not market observable and categorized as Level 3, are calibrated to market observable information in the form of external National Association of Insurance Commissioners ("NAIC") ratings and credit spreads.

     We believe our most significant exposure to changes in fair value is due to market risk. Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A.

     We employ specific control processes to determine the reasonableness of the fair value of our financial assets and financial liabilities. Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, we assess the reasonableness of individual security values received from valuation service providers that exceed certain thresholds as compared to previous values received from those valuation service providers. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected financial assets. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions. We do not alter fair values provided by our valuation providers or brokers.

     The following table identifies investments as of December 31, 2008 by source of value determination:

                                                                          INVESTMENTS
                                                                  ---------------------------
      ($ IN MILLIONS)                                                 FAIR          PERCENT
                                                                      VALUE        TO TOTAL
                                                                  -------------   -----------
      Fair value based on internal sources                       $       8,551         14.3%
      Fair value based on external sources (1)                          37,835         63.3
                                                                  -------------   -----------
         Total fixed income, equity and short-term securities           46,386         77.6
      Fair value of derivatives                                            138          0.2
      Mortgage loans, policy loans, bank loans and limited
         partnership and other investments, valued at cost,
         amortized cost and the equity method                           13,248         22.2
                                                                  -------------   -----------
                   Total                                         $      59,772        100.0%
                                                                  =============   ===========

----------
     (1) Includes $2.58 billion that are valued using broker quotes.

     For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the levels promulgated by SFAS No. 157, see Note 2 of the consolidated financial statements.

     IMPAIRMENT OF FIXED INCOME AND EQUITY SECURITIES For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of certain other items and deferred income taxes (as disclosed in Note 6), is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when the decline in fair value is deemed other than temporary. The assessment of whether the impairment of a security's fair value is other than temporary is performed using a portfolio review as well as a case-by-case review considering a wide range of factors.

     There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including: 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities or cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that an impairment is other than temporary, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances obtained that causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Examples of situations which may change our ability or intent to hold a security to maturity or recovery include where significant unanticipated new facts and circumstances emerge or existing facts and circumstances increase in significance and are anticipated to adversely impact a security's future valuations more than previously expected, including negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt and equity) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, liquidity needs, federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity, since our entire portfolio is designated as available-for-sale and carried at fair value and as a result, any related net unrealized loss would already be reflected as a component of accumulated other comprehensive income in shareholder's equity.

     The determination of the amount of impairment is an inherently subjective process based on periodic evaluation of the factors described above. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in impairments in results of operations as such evaluations are revised. The use of different methodologies and assumptions as to the determination of the fair value of investments and the timing and amount of impairments may have a material effect on the amounts presented within the consolidated financial statements.

     Fixed income securities subject to other-than-temporary impairment write-downs continue to earn investment income when future expected payments are both reasonably estimable and probable, and any discount or premium is recognized using the effective yield method over the expected life of the security; otherwise income recognition is discontinued. For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment as well as the potential causes of such changes, see Note 6 of the consolidated financial statements and the Investments, Market Risk, and Risk Factors sections of this document.

DEFERRED POLICY ACQUISITION COSTS AMORTIZATION We incur significant costs in connection with acquiring insurance policies and investment contracts. In accordance with GAAP, costs that vary with and are primarily related to acquiring insurance policies and investment contracts are deferred and recorded as an asset on the Consolidated Statements of Financial Position. The amortization methodology for DAC includes significant assumptions and estimates.

     DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, which include investment income and realized capital gains and losses, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of this business. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. We aggregate all products accounted for pursuant to Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"), in the analysis. In the event actual experience is significantly adverse compared to the original assumptions, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2008, for traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million pre-tax ($219 million after-tax) resulted primarily from a study indicating that the annuitants on certain life-contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield. The deficiency was recorded through a reduction in DAC. In 2007 and 2006, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected income from traditional life insurance more than offsetting the projected deficiency in immediate annuities with life contingencies.

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

     AGP and EGP consist of the following components: contract charges for the cost of insurance less mortality costs and other benefits (benefit margin); investment income and realized capital gains and losses less interest credited (investment margin); and surrender and other contract charges less maintenance expenses (expense margin). The amount of EGP is principally dependent on assumptions for investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable, and these assumptions are reasonably likely to have the greatest impact on the amount of DAC amortization. Changes in these assumptions can be offsetting and the Company is unable to reasonably predict their future movements or offsetting impacts over time.

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

     Annually we review all assumptions underlying the projections of EGP, including investment returns, comprising investment income and realized capital gains and losses, interest crediting rates, persistency, mortality, and expenses. Management annually updates assumptions used in the calculation of EGP. At each reporting period, we assess whether any revisions to assumptions used to determine DAC amortization are required. These reviews and updates may result in amortization acceleration or deceleration, which are commonly referred to as "DAC unlocking".

     If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings. A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.

     Over the past three years, our most significant DAC assumption updates that resulted in a change to EGP and the amortization of DAC have been revisions to expected future investment returns, primarily realized capital losses, expenses, mortality and the number of contracts in force or persistency resulting in net DAC amortization acceleration of $329 million in 2008, deceleration of $12 million in 2007 and acceleration of $2 million in 2006.

     The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin during the years ended December 31.

           ($ IN MILLIONS)                       2008          2007          2006
                                             -----------   -----------   -----------
           Investment margin                $     (303)   $       11    $       15
           Benefit margin                           35            34           (13)
           Expense margin                          (61)          (33)           (4)
                                             -----------   -----------   -----------
           Net (acceleration) deceleration  $     (329)   $       12    $       (2)
                                             ===========   ===========   ===========

     DAC amortization acceleration related to changes in the EGP component of investment margin in 2008 was primarily due to the level of realized capital losses impacting actual gross profits in 2008 and the impact of realized capital losses on expected gross profits in 2009. The deceleration related to benefit margin was due to more favorable projected life insurance mortality. The acceleration related to expense margin resulted from current and expected expense levels higher than previously projected. DAC amortization deceleration related to changes in the EGP component of investment margin in 2007 was due to higher yields from repositioning of the investment portfolio and reduced interest crediting rates on annuities. The deceleration related to benefit margin was due to more favorable projected life insurance mortality. The acceleration related to expense margin was a result of expenses being higher than expected.

     The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2008.

       ($ IN MILLIONS)                                                    DECEMBER 31, 2008
                                                                    INCREASE/(REDUCTION) IN DAC
                                                                   -----------------------------
       Increase in future investment margins of 25 basis points   $              169
       Decrease in future investment margins of 25 basis points   $             (195)

       Decrease in future life mortality by 1%                    $               28
       Increase in future life mortality by 1%                    $              (31)

     Any potential changes in assumptions discussed above are measured without consideration of correlation among assumptions. Therefore, it would be inappropriate to add them together in an attempt to estimate overall variability in amortization.

     For additional discussion see the Risk Factors section of this document and
Note 2 and 10 of the consolidated financial statements.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS ESTIMATION Benefits for these policies are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under insurance policies including traditional life insurance and life-contingent immediate annuities. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material adverse effect on our operating results and financial condition. We periodically review the adequacy of these reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. In the event that actual experience is significantly adverse compared to the original assumptions, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. The effects of changes in reserve estimates are reported in the results of operations in the period in which the changes are determined. In 2008, for traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million pre-tax ($219 million after-tax) resulted primarily from a study indicating that the annuitants on certain life-contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield. The deficiency was recorded through a reduction in DAC. In 2007 and 2006, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected income from traditional life insurance more than offsetting the projected deficiency in immediate annuities with life contingencies. We will continue to monitor the experience of our traditional life insurance and immediate annuities. Further significant changes in mortality experience or the portfolio yield could result in additional charges in future periods. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require adjustment to these reserves or related DAC.

     For further discussion of these policies, see Note 8 of the consolidated financial statements and the Risk Factors section of this document.

2008 HIGHLIGHTS

- Net loss was $1.69 billion in 2008 compared to net income of $412 million in 2007.
- Net realized capital losses totaled $3.05 billion in 2008 compared to $197 million in 2007.
- During 2008, we recorded $399 million in accelerated DAC and deferred sales inducement costs ("DSI") amortization related to deferred annuities and interest-sensitive life insurance due to changes in assumptions (which resulted in changes to total EGP). Additional amortization of DAC totaling $336 million was recorded in connection with a premium deficiency assessment for traditional life insurance and immediate annuities with life contingencies primarily due to revised annuity mortality assumptions.
- Contractholder fund deposits totaled $9.29 billion for 2008 compared to $7.96 billion for 2007.
- Investments as of December 31, 2008 decreased 17.5% to $59.77 billion from $72.41 billion as of December 31, 2007 and net investment income decreased 11.5% to $3.72 billion in 2008 from $4.21 billion in 2007.
- Continued focus on improving returns and reducing our concentration in spread based products, primarily fixed annuities and institutional markets products.
- Launched an initiative that will result in lower operating expenses in 2009 and 2010, and targeting annual savings of $90 million beginning in 2011.

OPERATIONS

OVERVIEW AND STRATEGY We are a major provider of life insurance, retirement and investment products to individual and institutional customers. We serve these customers through Allstate exclusive agencies and non-proprietary distribution channels. Our strategic vision is to reinvent protection and retirement for the consumer.

     To achieve our vision and reach our financial goals, our primary objectives are to deepen financial services relationships with Allstate customers and restore profitability through operational excellence and portfolio optimization. Sales in non-proprietary channels will be increasingly tactical as we assess market opportunities. In addition to focusing on higher return markets, products, and distribution channels, we will continue to emphasize capital efficiency and enterprise risk and return management strategies and actions.

     Our strategy provides a platform to profitably grow our business. Based upon Allstate's strong financial position and brand, our customers seek assistance in meeting their protection and retirement needs through trusted relationships. We have unique access to potential customers through cross-sell opportunities within the Allstate exclusive agencies. Our investment expertise, strong operating platform and solid relationships with distribution partners provide a foundation to deliver value to our customers.

     We plan to offer a more focused suite of products designed for middle market consumers to help everyday Americans meet their financial protection needs and help them better prepare for retirement. Our products include fixed annuities, including deferred, immediate and indexed; interest-sensitive, traditional and variable life insurance; and funding agreements backing medium-term notes. Our products are sold through a wide range of distribution channels including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies), financial service firms such as banks and broker-dealers, and specialized structured settlement brokers. Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

     Summarized financial data for the years ended December 31 is presented in the following table.

     ($ IN MILLIONS)                                2008          2007          2006
                                                 -----------   -----------   -----------
     REVENUES
     Premiums (1)                               $      585    $      502    $      576
     Contract charges (1)                              911           942         1,009
     Net investment income                           3,720         4,205         4,057
     Realized capital gains and losses              (3,052)         (197)          (79)
                                                 -----------   -----------   -----------
     Total revenues                                  2,164         5,452         5,563

     COSTS AND EXPENSES
     Contract benefits                              (1,397)       (1,364)       (1,372)
     Interest credited to contractholder funds      (2,356)       (2,628)       (2,543)
     Amortization of DAC                              (643)         (518)         (538)
     Operating costs and expenses                     (399)         (338)         (374)
     Restructuring and related charges                  (1)           (2)          (24)
                                                 -----------   -----------   -----------
     Total costs and expenses                       (4,796)       (4,850)       (4,851)

     Loss on disposition of operations                  (4)          (10)          (88)
     Income tax benefit (expense)                      946          (180)         (196)
                                                 -----------   -----------   -----------
     Net (loss) income                          $   (1,690)   $      412    $      428
                                                 ===========   ===========   ===========
     Investments at December 31                 $   59,772    $   72,414    $   74,160
                                                 ===========   ===========   ===========

----------
     (1) Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges. In 2007 and 2006, these ceded reinsurance premiums were $90 million and $53 million, respectively.

     Effective June 1, 2006, the Company disposed of substantially all of its variable annuity business through reinsurance with Prudential Financial Inc. ("Prudential"). The following table presents the results of operations attributable to our reinsured variable annuity business for the period of 2006 prior to the disposition.

                   ($ IN MILLIONS)                                         2006
                                                                        ----------
                   Contract charges                                    $     136
                   Net investment income                                      17
                   Realized capital gains and losses                          (8)
                                                                        ----------
                      Total revenues                                         145

                   Contract benefits                                         (13)
                   Interest credited to contractholder funds                 (24)
                   Amortization of deferred policy acquisition costs         (44)
                   Operating costs and expenses                              (43)
                                                                        ----------

                      Total costs and expenses                              (124)

                   Loss on disposition of operations                         (89)
                                                                        ----------
                   Income from operations before income tax
                      expense (1)                                      $     (68)
                                                                        ==========

----------
                   (1) For 2006, income from operations before income tax expense attributable to the variable annuity business reinsured to Prudential included investment spread and benefit spread of $(7) million and $13 million, respectively.

NET LOSS in 2008 was $1.69 billion compared to net income of $412 million and $428 million in 2007 and 2006, respectively. The change in 2008 was primarily the result of the recognition of higher net realized capital losses in the current year compared to the prior year and, to a lesser extent, DAC and DSI amortization acceleration for changes in assumptions and additional amortization of DAC that was recorded in connection with a premium deficiency assessment for traditional life insurance and immediate annuities with life contingencies due to revised annuity mortality assumptions. Net income in 2007 was comparable to 2006 as lower losses associated with dispositions of operations were almost entirely offset by a decline in total revenues.

ANALYSIS OF REVENUES Total revenues decreased 60.3% or $3.29 billion in 2008 compared to 2007, due to a $2.86 billion increase in net realized capital losses and a $485 million decrease in net investment income. Total revenues decreased 2.0% or $111 million in 2007 compared to 2006, due to higher net realized capital losses and lower premiums and contract charges, partially offset by higher net investment income.

PREMIUMS represent revenues generated from traditional life insurance, immediate annuities with life contingencies, and accident, health and other insurance products that have significant mortality or morbidity risk.

CONTRACT CHARGES are revenues generated from interest-sensitive and variable life insurance, fixed annuities and variable annuities for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues. Subsequent to the close of our reinsurance transaction with Prudential effective June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Consolidated Statements of Operations and Comprehensive Income (see Note 3 to the consolidated financial statements).

The following table summarizes premiums and contract charges by product.

     ($ IN MILLIONS)                                  2008         2007         2006
                                                   ----------   ----------   ----------
     PREMIUMS
     Traditional life insurance (1)               $      368   $      260   $      257
     Immediate annuities with life contingencies         132          204          278
     Accident, health and other                           85           38           41
                                                   ----------   ----------   ----------
     TOTAL PREMIUMS                                      585          502          576

     CONTRACT CHARGES
     Interest-sensitive life insurance (1)               855          862          797
     Fixed annuities                                      55           79           73
     Variable annuities                                    1            1          139
                                                   ----------   ----------   ----------
     TOTAL CONTRACT CHARGES (2)                          911          942        1,009
                                                   ----------   ----------   ----------
     TOTAL PREMIUMS AND CONTRACT CHARGES          $    1,496   $    1,444   $    1,585
                                                   ==========   ==========   ==========

----------
     (1) Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges. In 2007 and 2006, these ceded reinsurance premiums were $90 million and $53 million, respectively.

     (2) Contract charges primarily reflect non-cash charges to contractholder account balances. Total contract charges for 2008, 2007 and 2006 include contract charges related to the cost of insurance of $572 million, $617 million and $600 million, respectively.

     Total premiums increased 16.5% in 2008 compared to 2007, due to the prospective reporting reclassification for certain ceded reinsurance premiums. Excluding the impact of this reporting reclassification, total premiums decreased 1.2% in 2008 compared to 2007 as higher sales of traditional life insurance and increased accident and health insurance premiums assumed from American Heritage Life Insurance Company, an unconsolidated affiliate, were more than offset by lower sales of immediate annuities with life contingencies due to highly competitive market conditions and our continued focus on returns.

     Total premiums decreased 12.8% in 2007 compared to 2006 as higher sales of traditional life insurance products were more than offset by a decline in sales of life contingent immediate annuities due to market competitiveness.

     Total premiums in the three years ended December 31, 2008, adjusted for the reporting reclassification of certain ceded reinsurance premiums, averaged $602 million.

     Total contract charges decreased 3.3% in 2008 compared to 2007 due to the prospective reporting reclassification of certain ceded reinsurance premiums. Excluding the impact of this reclassification, total contract charges increased 6.9% in 2008 due to higher contract charges on interest-sensitive life insurance policies resulting from increased contract charge rates and growth in business in force, partially offset by decreased contract charges on fixed annuities resulting primarily from lower contract surrenders.

     Contract charges decreased 6.6% in 2007 compared to 2006 due to the disposal of substantially all of our variable annuity business through reinsurance effective June 1, 2006. Excluding contract charges on variable annuities, substantially all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 8.2% in 2007 compared to 2006. The increase reflects growth in interest-sensitive life insurance policies in force, higher maintenance charge rates on interest-sensitive life products and, to a lesser extent, higher contract charges on fixed annuities. The increase in contract charges on fixed annuities was mostly attributable to higher contract surrenders.

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

     The following table shows the changes in contractholder funds.

($ IN MILLIONS)                                                       2008           2007           2006
                                                                  ------------   ------------   ------------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE                          $    60,464    $    60,565    $    58,190
DEPOSITS
Fixed annuities                                                        3,801          3,635          6,006
Institutional products (funding agreements)                            4,158          3,000          2,100
Interest-sensitive life insurance                                      1,325          1,324          1,336
Variable annuity and life deposits allocated to fixed accounts             2              1             99
                                                                  ------------   ------------   ------------
Total deposits                                                         9,286          7,960          9,541

INTEREST CREDITED                                                      2,350          2,635          2,600

MATURITIES, BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS
Maturities and retirements of institutional products                  (8,599)        (3,165)        (2,726)
Benefits                                                              (1,701)        (1,656)        (1,500)
Surrenders and partial withdrawals                                    (4,329)        (4,928)        (4,627)
Contract charges                                                        (819)          (751)          (697)
Net transfers from (to) separate accounts                                 19             13           (145)
Fair value hedge adjustments for institutional products                  (56)            34             38
Other adjustments (1)                                                    165           (243)          (109)
                                                                  ------------   ------------   ------------
Total maturities, benefits, withdrawals and other adjustments        (15,320)       (10,696)        (9,766)

                                                                  ------------   ------------   ------------
CONTRACTHOLDER FUNDS, ENDING BALANCE                             $    56,780    $    60,464    $    60,565
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

     Contractholder funds decreased 6.1% and 0.2% in 2008 and 2007, respectively, and increased 4.1% in 2006. Average contractholder funds decreased 3.1% in 2008 compared to 2007, and increased 1.9% in 2007 compared to 2006.

     Contractholder deposits increased 16.7% in 2008 compared to 2007 due primarily to higher deposits on institutional products, and to a lesser extent, higher deposits on fixed annuities. Sales of our institutional products vary from period to period based on management's assessment of market conditions, investor demand and operational priorities. Deposits on fixed annuities increased 4.6% in 2008 compared to 2007 due primarily to increased consumer demand as the attractiveness of fixed annuities relative to competing products improved, partially offset by pricing decisions aimed to increase new business returns.

     Contractholder deposits decreased 16.6% in 2007 compared to 2006. The decline was primarily due to lower deposits on fixed annuities partially offset by higher deposits on institutional products. The decline of 39.5% in fixed annuity deposits in 2007 compared to 2006 was due to our strategy to raise new business returns for these products combined with lower industry-wide fixed annuity sales. Deposits on institutional products increased 42.9% in 2007 compared to 2006.

     Contractholder deposits on fixed annuities have varied over the past several years based on factors such as the attractiveness of fixed annuities to consumers relative to other investment alternatives, the competitiveness of our crediting rates, and our target returns on newly issued fixed annuity contracts. The level of fixed annuity deposits in 2008 and 2007 was also influenced by our strategy to raise new business returns, which we continue to pursue. Beginning in 2009, we intend to reduce our concentration of spread based business, including fixed annuities.

     Maturities and retirements of institutional products increased $5.43 billion in 2008 compared to 2007. During 2008, we retired $5.36 billion of extendible institutional market obligations for which investors had elected to non-extend their maturity date through a combination of maturities, calls, and acquisitions in the secondary market. All of our outstanding extendible institutional market contracts, which totaled $1.45 billion as of December 31, 2008, have non-extended. We have called $1.21 billion of these contracts and we will retire them in March 2009; the remainder will become due by July 31, 2009. We have accumulated, and expect to maintain, short-term and other maturing investments to fund the retirement of these obligations. We will assess market conditions and may take actions in the secondary market to retire additional institutional market obligations prior to their stated maturity.

     Surrenders and partial withdrawals decreased 12.2% to $4.33 billion in 2008 from $4.93 billion in 2007 due to lower surrenders and partial withdrawals on market value adjusted annuities and traditional fixed annuities, partially offset by higher surrenders and partial withdrawals on interest-sensitive life insurance products. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 10.3% in 2008 compared to 11.6% in 2007.

     Surrenders and partial withdrawals increased 6.5% in 2007 compared to 2006 due primarily to an 11.3% increase in surrenders and partial withdrawals on fixed annuities. This increase was partially offset by lower surrenders and partial withdrawals on interest-sensitive life insurance policies and the classification of the net change in variable annuity contractholder funds as "other adjustments" subsequent to the effective date of our reinsurance agreements with Prudential. The surrenders and partial withdrawals line in the table above, for 2006 includes $120 million related to the reinsured variable annuity business. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 11.6% in 2007 compared to 11.3% in 2006.

NET INVESTMENT INCOME decreased 11.5% in 2008 compared to 2007 and increased 3.6% in 2007 compared to 2006. The decline in 2008 was primarily due to lower investment yields on floating rate securities, increased short-term investment balances reflecting liquidity management activities, lower average investment balances and lower income from limited partnership interests. The increase in 2007 was primarily due to higher average portfolio balances, increased portfolio yields and higher income from limited partnership interests.

REALIZED CAPITAL GAINS AND LOSSES reflected net losses of $3.05 billion, $197 million and $79 million in 2008, 2007 and 2006, respectively. For further discussion of realized capital gains and losses, see the Investments section of MD&A.

ANALYSIS OF COSTS AND EXPENSES Total costs and expenses decreased 1.1% or $54 million in 2008 compared to 2007 due to lower interest credited to contractholder funds, partially offset by higher amortization of DAC, contract benefits and operating costs and expenses. Total costs and expenses in 2007 were consistent with 2006 as increased interest credited to contractholder funds was offset by lower amortization of DAC, operating costs and expenses, and restructuring and related charges.

CONTRACT BENEFITS increased 2.4% or $33 million in 2008 compared to 2007 due primarily to higher contract benefits on life insurance products, partially offset by lower contract benefits on annuities. The increase in contract benefits on life insurance products was primarily due to unfavorable mortality experience, partially offset by the recognition in the prior year period of litigation related costs in the form of additional policy benefits. The decline in contract benefits on annuities was due to the impact of lower sales of immediate annuities with life contingencies, partially offset by unfavorable mortality experience.

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

     We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies ("benefit spread"). This implied interest totaled $552 million, $547 million and $539 million in 2008, 2007 and 2006, respectively. The benefit spread by product group is disclosed in the following table.

                  ($ IN MILLIONS)            2008         2007           2006
                                          ----------   -----------   -----------
                  Life insurance         $     374    $      337    $      386
                  Annuities                    (62)          (35)          (43)
                                          ----------   -----------   -----------
                  Total benefit spread   $     312    $      302    $      343
                                          ==========   ===========   ===========

INTEREST CREDITED TO CONTRACTHOLDER FUNDS, which represents non-cash charges for interest accrued on interest-sensitive life and investment contracts, decreased 10.4% or $272 million in 2008 compared to 2007 and increased 3.3% or $85 million in 2007 compared to 2006. The decrease in 2008 compared to 2007 was due primarily to a decline in average contractholder funds, decreased weighted average interest crediting rates on institutional products resulting from a decline in market interest rates on floating rate obligations, and a favorable change in amortization of DSI relating to realized capital gains and losses, partially offset by the acceleration of amortization of DSI due to changes in assumptions. The acceleration of amortization of DSI due to changes in assumptions increased interest credited to contractholder funds by $70 million in 2008 compared to amortization deceleration which decreased interest credited to contractholder funds by $5 million in 2007.

     The increase in interest credited to contractholder funds in 2007 compared to 2006 was due primarily to growth in average contractholder funds and, to a lesser extent, higher weighted average interest crediting rates on institutional products, which are detailed in the table of investment yields, crediting rates and investment spreads by product below. The increase was partially offset by the impact of the reinsured variable annuity business. Excluding the impact of the reinsured variable annuity business, interest credited to contractholder funds increased 4.3% in 2007 compared to 2006.

     In order to analyze the impact of net investment income and interest credited to contractholders on net income, we monitor the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits on the Consolidated Statements of Operations and Comprehensive Income ("investment spread").

     The investment spread by product group is shown in the following table.

     ($ IN MILLIONS)                                               2008         2007         2006
                                                                ----------   ----------   ----------
     Annuities                                                 $      388   $      504   $      480
     Life insurance                                                    50           55           49
     Institutional products                                            71           87           88
     Net investment income on investments supporting capital          303          384          358
                                                                ----------   ----------   ----------
     Total investment spread                                   $      812   $    1,030   $      975
                                                                ==========   ==========   ==========

     To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for 2008, 2007 and 2006.

                                               WEIGHTED AVERAGE           WEIGHTED AVERAGE             WEIGHTED AVERAGE
                                               INVESTMENT YIELD        INTEREST CREDITING RATE        INVESTMENT SPREADS
                                               ----------------        ------------------------       ------------------
                                            2008     2007     2006     2008       2007     2006     2008     2007     2006
                                            ----     ----     ----     ----       ----     ----     ----     ----     ----
Interest-sensitive life insurance           6.0%     6.2%     6.2%     4.6%       4.6%     4.7%     1.4%     1.6%     1.5%
Deferred fixed annuities                    5.6      5.8      5.7      3.8        3.7      3.7      1.8      2.1      2.0
Immediate fixed annuities with and
  without life contingencies                6.8      7.1      7.2      6.5        6.5      6.6      0.3      0.6      0.6
Institutional products                      4.2      6.1      6.0      3.5        5.2      5.0      0.7      0.9      1.0
Investments supporting capital,
  traditional life and other products       5.3      6.3      6.2      N/A        N/A      N/A      N/A      N/A      N/A

     The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

($ IN MILLIONS)                                                     2008         2007         2006
                                                                 ----------   ----------   ----------
Immediate fixed annuities with life contingencies               $    8,350   $    8,288   $    8,138
Other life contingent contracts and other                            3,906        4,310        4,066
                                                                 ----------   ----------   ----------
  Reserve for life-contingent contract benefits                 $   12,256   $   12,598   $   12,204
                                                                 ==========   ==========   ==========

Interest-sensitive life insurance                               $    9,308   $    8,896   $    8,397
Deferred fixed annuities                                            33,734       34,182       35,498
Immediate fixed annuities without life contingencies                 3,891        3,918        3,779
Institutional products                                               8,974       12,983       12,467
Market value adjustments related to fair value hedges and other        873          485          424
                                                                 ----------   ----------   ----------
  Contractholder funds                                          $   56,780   $   60,464   $   60,565
                                                                 ==========   ==========   ==========

     AMORTIZATION OF DAC increased 24.1% in 2008 compared to 2007 and decreased 3.7% in 2007 compared to 2006. The components of amortization of DAC are summarized in the following table.

           ($ IN MILLIONS)                                      2008         2007         2006
                                                             ----------   ----------   ----------
           Amortization of DAC before amortization
            relating to realized capital gains and
            losses, changes in assumptions and
            premium deficiency (1)                          $    (493)   $    (547)   $    (586)
           Accretion relating to realized capital
            gains and losses (2)                                  515           17           50
           Amortization (acceleration) deceleration
            for changes in assumptions ("DAC unlocking")         (329)          12           (2)
           Amortization charge relating to premium
            deficiency                                           (336)          --           --
                                                             ----------   ----------   ----------
              Total amortization of DAC (3) (4)             $    (643)   $    (518)   $    (538)
                                                             ==========   ==========   ==========

----------
           (1) Amortization of DAC before accretion relating to realized capital gains and losses and changes in assumptions for 2006 includes $(72) million relating to the reinsured variable annuity business.
           (2) Amortization relating to realized capital gains and losses for 2006 includes $28 million relating to the reinsured variable annuity business.
           (3) Total amortization of DAC for 2006 includes $44 million relating to the reinsured variable annuity business.
           (4) Amortization of DAC reflects a non-cash charge to the Consolidated Statements of Operations and Comprehensive Income.

     The increase of $125 million in 2008 was due primarily to amortization acceleration relating to changes in assumptions and additional amortization recorded in connection with a premium deficiency assessment for traditional life insurance and immediate annuities with life contingencies, partially offset by higher accretion of DAC relating to net realized capital losses.

     The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

     In 2008, DAC amortization acceleration for changes in assumptions, recorded in connection with comprehensive reviews of the DAC balances and assumptions for interest-sensitive life insurance, annuities and other investment contracts, resulted in an increase to amortization of DAC of $329 million. The evaluations covered assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines. The principle assumption impacting the amortization acceleration in 2008 was the level of realized capital losses impacting actual gross profits in 2008 and the impact of realized capital losses on EGP in 2009. During the fourth quarter of 2008, our assumptions for EGP were impacted by a view of further anticipated impairments in our investment portfolio. In 2007, DAC amortization deceleration for changes in assumptions (credit to income) was $12 million.

     During 2008, indicators emerged that suggested a study of mortality experience for our immediate annuities with life contingences was warranted. At the same time, the underlying profitability of the traditional life business deteriorated due to lower investment returns and growth. For traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million, pre-tax, resulted primarily from the experience study indicating that the annuitants on certain life contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield. The deficiency was recorded through a reduction in DAC. There was no similar charge to income recorded in 2007 or 2006.

     The decrease in amortization of DAC in 2007 compared to 2006 was due to the absence in 2007 of amortization on the reinsured variable annuity business. Excluding amortization relating to the reinsured variable annuity business, amortization of DAC in 2007 increased 4.9% or $24 million compared to 2006 due primarily to increased amortization related to higher gross profits on fixed annuities and a decline in the credit to income for amortization relating to realized capital gains and losses, partially offset by a favorable impact relating to DAC unlocking.

The changes in the DAC asset are detailed in the following tables.

                                                                               ACCRETION                 EFFECT OF
                                                                              RELATING TO  AMORTIZATION  UNREALIZED
                      BEGINNING                    ACQUISITION  AMORTIZATION   REALIZED    ACCELERATION   CAPITAL       ENDING
                       BALANCE                        COSTS        BEFORE       CAPITAL     CHARGED TO     GAINS        BALANCE
                    DECEMBER 31,  REINSURANCE (1)   DEFERRED    ADJUSTMENTS    GAINS AND      INCOME        AND      DECEMBER 31,
($ IN MILLIONS)         2007          ASSUMED          (2)        (3) (4)     LOSSES (4)      (4) (5)    LOSSES (6)      2008
                    ------------  ---------------  -----------  ------------  -----------  ------------  ----------  ------------
Traditional
 life and other       $     644     $         32     $     87     $    (59)     $     --     $   (336)     $    --     $     368
Interest-sensitive
 life                     1,765               --          288         (167)          141          (77)         340         2,290
Fixed annuities           1,487               --          213         (258)          374         (252)       2,471         4,035
Variable annuities            2               --           --           (2)           --           --           --            --
Other                         7               --            8           (7)           --           --           --             8
                    ------------  ---------------  -----------  ------------  -----------  ------------  ----------  ------------
 Total                $   3,905     $         32     $    596     $   (493)     $    515     $   (665)     $ 2,811     $   6,701
                    ============  ===============  ===========  ============  ===========  ============  ==========  ============

                                                                               ACCRETION    AMORTIZATION   EFFECT OF
                                                                              RELATING TO  (ACCELERATION)  UNREALIZED
                      BEGINNING                    ACQUISITION  AMORTIZATION   REALIZED     DECELERATION    CAPITAL       ENDING
                       BALANCE       IMPACT OF        COSTS        BEFORE       CAPITAL       (CHARGED)      GAINS        BALANCE
                    DECEMBER 31,    ADOPTION OF     DEFERRED    ADJUSTMENTS    GAINS AND     CREDITED TO      AND      DECEMBER 31,
($ IN MILLIONS)         2006       SOP 05-1 (7)        (2)        (3) (4)     LOSSES (4)     INCOME (4)    LOSSES (6)      2007
                    ------------  ---------------  -----------  ------------  -----------  --------------  ----------  ------------
Traditional life
   and other          $     622     $        --      $     76     $    (54)     $     --     $       --     $     --    $      644
Interest-sensitive
   life                   1,632              --           249         (175)           12             17           30         1,765
Fixed annuities           1,217             (11)          220         (311)            5             (5)         372         1,487
Variable annuities            4              --            --           (2)           --             --           --             2
Other                        10              --             2           (5)           --             --           --             7
                    ------------  ---------------  -----------  ------------  -----------  --------------  ----------  ------------
   Total              $   3,485     $       (11)     $    547     $   (547)     $     17     $       12     $    402    $    3,905
                    ============  ===============  ===========  ============  ===========  ==============  ==========  ============

----------
(1) The DAC balance increased $32 million during 2008 as a result of a reinsurance transaction. Effective January 1, 2008, the Company's coinsurance reinsurance agreement with its unconsolidated affiliate American Heritage Life Insurance Company ("AHL"), which went into effect in 2004, was amended to include the assumption by the Company of certain accident and health insurance policies.
(2) Total acquisition costs deferred in 2008 and 2007 include commissions paid totaling $464 million and $435 million, respectively.
(3) Amortization before adjustments reflects total DAC amortization before accretion relating to realized capital gains and losses, and amortization (acceleration) deceleration (charged) credited to income.
(4) Included as a component of amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.
(5) The $(336) million in the traditional life and other line was recorded in connection with a premium deficiency assessment for traditional life insurance and immediate annuities with life contingencies and was primarily due to revised annuity mortality assumptions.
(6) The effect of unrealized capital gains and losses represents the amount by which the amortization of DAC would increase or decrease if the unrealized capital gains and losses in the respective product portfolios were realized. Recapitalization of DAC is limited to the originally deferred policy acquisition costs plus interest.
(7) The adoption of Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"), resulted in an adjustment to unamortized DAC related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1. The adjustment was recorded as a $7 million reduction of retained income at January 1, 2007 and a reduction of the DAC balance of $11 million, pre-tax.

OPERATING COSTS AND EXPENSES increased 18.1% in 2008 compared to 2007 and decreased 9.6% in 2007 compared to 2006. The following table summarizes operating costs and expenses.

              ($ IN MILLIONS)                        2008       2007       2006
                                                   --------   --------   --------
              Non-deferrable acquisition costs    $     82   $     97   $    118
              Other operating costs and expenses       317        241        256
                                                   --------   --------   --------
              Total operating costs and expenses  $    399   $    338   $    374
                                                   ========   ========   ========
              Restructuring and related charges   $      1   $      2   $     24
                                                   ========   ========   ========

     Non-deferrable acquisition costs decreased 15.5% or $15 million in 2008 compared to 2007 primarily due to lower non-deferrable commissions. Other operating costs and expenses increased 31.5% or $76 million in 2008 compared to 2007 due primarily to increased spending on consumer research, product development, marketing and technology related to the effort to reinvent protection and retirement for consumers as well as increases in the net cost of benefits due to unfavorable investment results. In addition, the prior years benefitted to a greater degree from a servicing fee paid by Prudential for our servicing of the variable annuity business that we ceded to them during a transition period beginning in 2006 which ended in May 2008.

     Non-deferrable acquisition costs and other operating costs and expenses declined in 2007 compared to 2006 due to expenses in 2006 related to the reinsured variable annuity business. Non-deferrable acquisition costs and other operating costs and expenses for 2006 included $19 million and $24 million, respectively, related to the reinsured variable annuity business for the period of 2006 prior to the effective date of the reinsurance agreement. Excluding expenses associated with the impact of the reinsured variable annuity business in the period of 2006 prior to the effective date of the reinsurance agreement, non-deferrable acquisition expenses decreased 2.0% in 2007 compared to 2006 due to lower premium taxes and decreased non-deferrable commissions on certain immediate annuities and other operating costs and expenses increased 3.9% due to higher investment in technology.

     Restructuring and related charges for 2006 reflect costs related to the Voluntary Termination Offer ("VTO"). The VTO was offered to most employees located at the Company's headquarters and was completed during 2006.

LOSS ON DISPOSITION OF OPERATIONS for 2008, 2007 and 2006 totaled $4 million, $10 million and $88 million, respectively. In both 2008 and 2007, the net loss was primarily comprised of losses associated with the previously anticipated disposition of our direct response long-term care business, partially offset by amortization of the deferred reinsurance gain associated with our reinsured variable annuity business. The net loss in 2006 was almost entirely attributable to the reinsured variable annuity business.

INCOME TAX BENEFIT of $946 million in 2008 compared to income tax expense of $180 million in 2007. The change reflects the shift from net pre-tax income in 2007 to a net pre-tax loss in 2008. Income tax expense decreased by 8.2% or $16 million in 2007 compared to 2006 due to lower income from operations before income tax expense and an energy tax credit that reduced income tax expense.

     The Company's effective tax rate is impacted by tax favored investment income such as dividends qualifying for the dividends received deduction ("DRD"). In 2007, the Internal Revenue Service ("IRS") announced its intention to issue regulations dealing with certain computational aspects of the DRD related to separate account assets ("separate accounts DRD"). The ultimate timing and substance of any such regulations are unknown at this time, but may result in the elimination of some or all of the separate accounts DRD tax benefit reflected as a component of the Company's income tax expense. The Company recognized a tax benefit from the separate accounts DRD of $15 million, $16 million and $21 million in 2008, 2007 and 2006, respectively.

REINSURANCE CEDED We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses. In addition, the Company has used reinsurance to effect the acquisition or disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

     As of December 31, 2008 and 2007, 47% and 49%, respectively, of our face amount of life insurance in force was reinsured. As of December 31, 2008 and 2007, for certain term life insurance policies, we ceded up to 90% of the mortality risk depending on the year of policy issuance. Additionally, we ceded substantially all of the risk associated with our variable annuity business and we cede 100% of the morbidity risk on substantially all of our long-term care contracts. Beginning in July 2007, for new life insurance contracts, we ceded mortality risk associated with coverage in excess of $3 million per life for contracts issued to individuals age 70 and over, and we ceded the mortality risk associated with coverage in excess of $5 million per life for most other contracts. Also, beginning in July 2007, for certain large contracts that meet specific criteria, our retention limit was increased to $10 million per life. In the period prior to July 2007, but subsequent to August 1998, we ceded the mortality risk associated with coverage in excess of $2 million per life, except in 2006 for certain instances when specific criteria were met, we ceded the mortality risk associated with coverage in excess of $5 million per life. For business sold prior to October 1998, we ceded mortality risk in excess of specific amounts up to $1 million per individual life.

     Amounts recoverable from reinsurers by type of policy or contract at December 31, are summarized in the following table.

                                           REINSURANCE RECOVERABLE ON
                                            PAID AND UNPAID BENEFITS
                    ($ IN MILLIONS)       ---------------------------
                                              2008           2007
                                          ------------    -----------
                    Annuities (1)        $      1,734    $     1,423
                    Life insurance              1,465          1,365
                    Long-term care                630            526
                    Other                          94             96
                                          ------------    -----------
                    Total                $      3,923    $     3,410
                                          ============    ===========

----------
                    (1) Reinsurance recoverables as of December 31, 2008 and 2007 include $1.57 billion and $1.26 billion, respectively, for general account reserves related to reinsured variable annuities.

     The estimation of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

     Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

                                                         S&P FINANCIAL   REINSURANCE RECOVERABLE
                                                           STRENGTH            ON PAID AND
           ($ IN MILLIONS)                                 RATING (3)        UNPAID BENEFITS
                                                         -------------   -----------------------
                                                                             2008        2007
                                                                         -----------  ----------
           Prudential Insurance Company of America             AA-         $  1,569    $  1,261
           Employers Reassurance Corporation                   A+               644         541
           Transamerica Life Group                             AA               341         288
           RGA Reinsurance Company                             AA-              340         325
           Swiss Re Life and Health America, Inc.              A+               191         172
           Paul Revere Life Insurance Company                  A-               151         147
           Scottish Re Group (1)                               CCC              135         110
           Munich American Reassurance                         AA-              113         103
           Security Life of Denver                             AA                86          86
           Manulife Insurance Company                          AA+               74          78
           Triton Insurance Company                            NR                66          73
           Lincoln National Life Insurance                     AA-               63          63
           American Health & Life Insurance Co.                NR                53          57
           Other (2)                                                             97         106
                                                                         -----------  ----------
           Total                                                           $  3,923    $  3,410
                                                                         ===========  ==========

----------
           (1) The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group of $135 million as of December 31, 2008 is comprised of $73 million related to Scottish Re Life Corporation and $62 million related to Scottish Re (U.S.), Inc.
           (2) As of December 31, 2008 and 2007, the other category includes $81 million and $69 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor's ("S&P").
           (3)  Rating as of March 6, 2009.

     During 2008, the financial strength rating of the Scottish Re Group was downgraded by S&P to CCC+ from BB+ as of December 31, 2007 due to the deterioration of the Scottish Re Group's financial position and liquidity. The Scottish Re Group's financial strength rating was further downgraded by S&P in January 2009 to CCC. Although a significant impact has not been observed, the unprecedented deterioration in the global financial markets in 2008 could impact the financial condition of reinsurers in a variety of ways, including the decline in value of assets held as capital resources or to meet technical provisions, increases in risk-based economic or regulatory capital requirements and shortage of available capital in the event that recapitalization is required following a major claim. We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2008.

     ALIC's insurance subsidiaries are domiciled in Illinois, New York, South Carolina and Nebraska. Except for those domiciled in New York and South Carolina, ALIC has 100% intercompany reinsurance agreements in place with its other domestic insurance subsidiaries. With the exception of Allstate Life Insurance Company of New York, which retains substantially all of its business up to its per life limit, and ALIC Reinsurance Company, which is a special purpose financial captive, only invested assets supporting capital and relating to Separate Accounts remain in ALIC's other subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

OUTLOOK

- We will continue to focus on improving returns and reducing our concentration in spread based products, primarily fixed annuities and institutional markets products, resulting in lower premiums and deposits and reductions in net contractholder obligations.
- We plan to improve efficiency and narrow the focus of product offerings to better serve the needs of everyday Americans. We are targeting savings at 20% of certain operating expenses, excluding acquisition costs, and expect to yield estimated annual savings of $90 million beginning in 2011. We anticipate a reduction of approximately 1,000 workforce positions, through a combination of attrition and position elimination over the next two years.
- Maintaining high liquidity in our investment portfolio will result in lower net investment income but will ensure our ability to meet contractholder obligations. We will target sales of our spread based products at levels that allow us to avoid sales of investments with significant unrealized losses into distressed or illiquid markets.
- We expect continued investment spread compression due to credit losses, reduced contractholder funds and maintenance of liquidity.

INVESTMENTS

OVERVIEW AND STRATEGY An important component of our financial results is the return on our investment portfolio. We manage the underlying portfolio based upon the nature of the business and its corresponding liability structure.

     The global economy is under significant stress and financial markets continue to experience extreme levels of volatility. Our strategy in 2009 will focus primarily upon mitigating the risks from a potential increase in risk-free interest rates, reducing exposure to certain investment sectors, and maintaining sufficient liquidity and capital. In order to achieve this, we expect to use a combination of reinvestment of the portfolio's significant cash flows, derivatives and other portfolio actions.

     Our investment strategy focuses on the total return of assets needed to support the underlying liabilities to achieve return on capital and profitable growth. The portfolio management process begins with a strategic asset allocation model which considers the nature and risk tolerances of the liabilities, as well as the risk and return parameters of the various asset classes in which we invest. This approach is informed by our economic and market outlook, as well as other inputs and constraints including duration, liquidity and capital preservation. Within the ranges set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions.

     As a result of decisions in managing our portfolio, we may sell securities during a period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. For more information, see the Net Realized Capital Gains and Losses section of the MD&A.

     During 2008, we developed risk mitigation and return optimization programs as our outlook on the economy changed significantly as conditions deteriorated throughout the year. The risk mitigation and return optimization programs augment earlier actions to reduce investments in real estate and other market sectors as well as to mitigate credit spread risk. At the end of the second quarter of 2008, we had an outlook for continued weakness in the global financial markets and economy including continued volatility in the financial markets, reduced liquidity in certain asset classes and unfavorable economic trends. During the third quarter of 2008, we significantly modified our outlook to a more severe and prolonged downturn. We continue to expect extreme levels of volatility in the financial markets, suppressed liquidity in certain asset classes and further unfavorable global economic conditions. In addition, the potential for market supply and demand imbalances has remained above normal due to the deteriorating credit strength of financial institutions and eroding investor confidence.

     Among our risk mitigation and return optimization activities, we have taken the following actions:

     - Developed and maintained a tactical positioning in liquid assets and assets that we can sell without generating significant additional realized capital losses.
     - Continued to reduce exposure in assets other than those for which we have asserted an intent to hold until recovery where we have credit concerns or where there has been a significant change in facts and circumstances.
     - Decreased exposure to financial-related market sectors to $6.32 billion as of December 31, 2008 from $9.82 billion as of December 31, 2007, primarily as a result of targeted sales and declines in fair value. Also reduced our short-term investing in financial institutions.
     - Decreased exposure to residential and commercial real estate market sectors to $18.60 billion as of December 31, 2008 from $24.36 billion as of December 31, 2007 as a result of targeted sales, principal payments and declines in fair value.
     - Reduced overall counterparty exposure replacing over-the-counter ("OTC") derivatives transactions with exchange-traded instruments where available.
     - In the second half of 2008, we sold $1.67 billion of government securities and recognized realized capital gains of $241 million.
     - As part of the risk mitigation and return optimization programs, hedges were implemented to mitigate credit spread risk.

     Investments for which we changed our intent to hold to recovery as of June 30, 2008 totaled $2.97 billion and included $2.64 billion as part of the risk mitigation and return optimization programs and $329 million related to individual securities. A risk mitigation and return optimization program, approved as of the end of the second quarter of 2008, was designed to reduce our exposure to residential and commercial real estate and the financial-related market sector by approximately $3 billion of amortized cost, prior to change in intent write-downs. A comprehensive review identified specific investments that could be significantly impacted by continued deterioration in the economy that may be sold. This included a portion of our residential and commercial real estate securities including securities collateralized by residential and commercial mortgage loans, mortgage loans and securities issued by financial institutions.

     During the third and fourth quarters of 2008, we sold $1.26 billion of these securities. On October 1, 2008, it was determined that, due to the financial markets experiencing additional severe deterioration and disruptions, we would be unable to sell certain of the investments identified as part of the programs at a value equal to or greater than our view of their intrinsic values. Approximately $834 million of these investments were re-designated as intent to hold to recovery. Investments for which we had changed our intent to hold to recovery totaled $774 million as of December 31, 2008. For a more detailed discussion on securities written down due to a change in intent, see the Net Realized Capital Gains and Losses section of the MD&A.

     We continue to monitor the progress of these actions as market and economic conditions develop and will adapt our strategies as appropriate. Our continuing focus is to manage our risks and to position our portfolio to take advantage of market opportunities while attempting to mitigate further adverse effects.

INVESTMENTS OUTLOOK

- Continuing risk mitigation efforts will focus on reducing exposures to real estate and certain other market sectors, shortening duration of the fixed income portfolio, and managing excess market volatility through our macro hedging program for credit spread risk.
- Net investment income will decline due to lower asset balances and yields, and the costs of maintaining high liquidity and the risk mitigation programs.
- Our portfolio continues to generate significant cash flow from maturities, principal and interest receipts which will be available to manage liabilities and take advantage of market opportunities.

PORTFOLIO COMPOSITION The composition of the investment portfolio at December 31, 2008 is presented in the table below. Also see Notes 2 and 6 to the consolidated financial statements for investment accounting policies and additional information.

                                                                            PERCENT TO
                    ($ IN MILLIONS)                         INVESTMENTS       TOTAL
                                                           -------------   ------------
                    Fixed income securities (1)           $      42,446         71.0%
                    Mortgage loans                               10,012         16.7
                    Equity securities (2)                            82          0.1
                    Limited partnership interests (3)             1,187          2.0
                    Short-term (4)                                3,858          6.5
                    Policy loans                                    813          1.4
                    Other                                         1,374          2.3
                                                           -------------   ------------
                      Total                               $      59,772        100.0%
                                                           =============   ============

----------
         (1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $49.14 billion.
         (2) Equity securities are carried at fair value. Cost basis for these securities was $106 million.
         (3) We have commitments to invest in additional limited partnership interests totaling $1.08 billion.
         (4) Short-term investments are carried at fair value. Amortized cost basis for these investments was $3.86 billion.

     Total investments decreased to $59.77 billion at December 31, 2008, from $72.41 billion at December 31, 2007, due to unrealized net capital losses, net reductions in contractholder funds, net realized capital losses, and lower funds associated with collateral received in conjunction with securities lending, partially offset by capital contributions from AIC.

     Total investments at amortized cost related to collateral received in connection with securities lending business activities and collateral posted by counterparties related to derivative transactions decreased to $340 million at December 31, 2008, from $1.82 billion at December 31, 2007. As of December 31, 2008, these investments are included as a component of short-term investments. At December 31, 2007, these investments were carried at fair value and $1.57 billion were classified in fixed income securities and $219 million were classified in short-term investments.

     Securities lending activities are primarily used as an investment yield enhancement, and are conducted with third parties such as large banks. We obtain collateral, typically in the form of cash, in an amount generally equal to 102% of the fair value of securities and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is invested in short-term and fixed income investments, and an offsetting liability to return the collateral is recorded in other liabilities and accrued expenses.

     We obtain fair values of our fixed income and equity securities and exchange traded and non-exchange traded derivative contracts from several sources and methods. For a discussion of these sources and methods, see the Application of Critical Accounting Estimates section of the MD&A.

     We may utilize derivative financial instruments to help manage the exposure to interest rate risk, and to a lesser extent currency and credit risks, from the fixed income securities portfolio. For a more detailed discussion of interest rate, currency and credit risks and our use of derivative financial instruments, see the Net realized capital gains and losses and Market Risk sections of the MD&A and Note 7 of the consolidated financial statements.

FIXED INCOME SECURITIES See Note 6 of the consolidated financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2008 and 2007.

     The following table shows fixed income securities by type.

                                      FAIR VALUE AT    % TO TOTAL     FAIR VALUE AT    % TO TOTAL
($ IN MILLIONS)                     DECEMBER 31, 2008  INVESTMENTS  DECEMBER 31, 2007  INVESTMENTS
                                    -----------------  -----------  -----------------  -----------
U.S. government and agencies            $  3,687            6.2%         $  3,728           5.2%
Municipal                                  3,308            5.5             4,311           6.0
Corporate                                 24,269           40.6            31,735          43.8
Foreign government                         2,100            3.5             2,185           3.0
Mortgage-backed securities ("MBS")         2,719            4.6             3,490           4.8
CMBS                                       3,730            6.2             7,388          10.2
ABS                                        2,623            4.4             5,603           7.7
Redeemable preferred stock                    10             --                29            --
                                        --------         ------          --------         -----
Total fixed income securities           $ 42,446           71.0%         $ 58,469          80.7%
                                        ========         ======          ========         =====

     At December 31, 2008, 95.9% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the NAIC of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from S&P's, Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2008.

                  ($ IN MILLIONS)
                    NAIC               MOODY'S               FAIR     PERCENT TO
                   RATING             EQUIVALENT             VALUE       TOTAL
                  --------  -----------------------------  --------   ----------
                     1      Aaa/Aa/A                       $ 28,198        66.4%
                     2      Baa                              12,520        29.5
                                                           --------   ----------
                            Investment grade                 40,718        95.9
                     3      Ba                                1,257         3.0
                     4      B                                   316         0.7
                     5      Caa or lower                        130         0.3
                     6      In or near default                   25         0.1
                                                           --------   ----------
                            Below investment grade            1,728         4.1
                                                           --------   ----------
                            Total                          $ 42,446       100.0%
                                                           ========   ==========

     The table above includes 25 securities with a fair value totaling $166 million that have not yet received an NAIC rating, for which we have assigned a comparable internal rating. Due to lags between the funding of an investment, execution of final legal documents, filing with the Securities Valuation Office ("SVO") of the NAIC, and rating by the SVO, we generally have a small number of securities that have a pending NAIC rating.

     MUNICIPAL BONDS totaled $3.31 billion at December 31, 2008, substantially all of which are taxable securities. The following table summarizes the municipal bond portfolio by Moody's equivalent rating as of December 31, 2008.

                                                                          FAIR VALUE AS A
                                PAR     AMORTIZED    FAIR     UNREALIZED    PERCENT OF
         ($ IN MILLIONS)       VALUE      COST       VALUE    GAIN/LOSS   AMORTIZED COST
                             ---------  ---------  ---------  ----------  ---------------
         Non - zero-coupon:
          Rating (1)
           Aaa                 $    42    $    46    $    52     $    6            113.0%
           Aa                      829        815        756        (59)            92.8
           A                       553        553        530        (23)            95.8
           Baa                     433        435        396        (39)            91.0
           Ba or lower              49         51         35        (16)            68.6
                               -------    -------    -------     -------
            Total              $ 1,906    $ 1,900    $ 1,769     $ (131)            93.1
                               =======    =======    =======     =======
         Zero-coupon:
          Rating (1)
           Aaa                 $   147    $    42    $    39     $   (3)            92.9
           Aa                      975        413        289       (124)            70.0
           A                       771        331        228       (103)            68.9
           Baa                   3,600        565        330       (235)            58.4
                               -------    -------    -------     -------
            Total              $ 5,493    $ 1,351    $   886     $ (465)            65.6
                               =======    =======    =======     =======
         Total:
          Rating (1) (2)
           Aaa                 $   880    $   778    $   714     $  (64)            91.8
           Aa                    1,822      1,247      1,061       (186)            85.1
           A                     1,340        900        771       (129)            85.7
           Baa                   4,033      1,000        727       (273)            72.7
           Ba or lower              49         51         35        (16)            68.6
                               -------    -------    -------     -------
            Total (2)          $ 8,124    $ 3,976    $ 3,308     $ (668)            83.2
                               =======    =======    =======     =======

----------
         (1) Moody's equivalent rating will not necessarily tie to ratings distributions from the NAIC due to potential timing differences between the various rating suppliers and the number of external rating agencies used in the determination.
         (2) Includes ARS securities with par value of $725 million, amortized cost of $725 million, fair value of $653 million and unrealized gain/loss of $(72) million.

     The unrealized net capital loss of $668 million at December 31, 2008 in our municipal bond portfolio was mainly caused by widening credit spreads that affected two main areas in this portfolio: zero-coupon holdings contributing $465 million of the unrealized losses and student loan ARS contributing $72 million of the unrealized losses.

     Included in our municipal bond portfolio at December 31, 2008 are $653 million of ARS that have long-term stated maturities, with the interest rate reset based on auctions that generally occur every 7, 28 or 35 days depending on the specific security. This is compared to a balance of ARS at December 31, 2007 of $866 million, with the decline primarily representing redemptions from calls or refunding proceeds since December 31, 2007. Our holdings primarily have a Moody's or equivalent rating of Aaa. All of our holdings are pools of student loans for which at least 85% of the collateral was insured by the U.S. Department of Education at the time we purchased the security. As of December 31, 2008, $426 million of our ARS backed by student loans was 100% insured by the U.S. Department of Education, $154 million was 90% to 99% insured and $59 million was 80% to 89% insured. All of our student loan ARS holdings are experiencing failed auctions and we receive the failed auction rate or, for those which contain maximum reset rate formulas, we receive the contractual maximum rate. We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate, as described below. Auctions continue to be conducted as scheduled for each of the securities.

     We estimate that approximately 48% of our student loan backed ARS include maximum rate reset formulas with a look back feature whereby if the failed auction rate exceeds an annual contractual maximum rate over a preceding stipulated period, the coupon interest rate is temporarily reset to the maximum rate, which can vary between zero and the failed auction rate. This maximum rate formula causes the reset interest rate on these securities to be lower than the failed auction rate in order to reduce the annual interest rate so that it does not exceed the annual contractual maximum rate. Generally, the annual contractual maximum rate is higher than the historical rates paid on these securities. At December 31, 2008, interest on $67 million of our ARS has reset using the maximum rate reset formula.

     CORPORATE BONDS totaled $24.27 billion at December 31, 2008. As of December 31, 2008, $12.36 billion or 50.9% of the portfolio consisted of privately placed securities compared to $15.57 billion or 49.1% at December 31, 2007. Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form and are directly negotiated with the borrower. All privately placed corporate securities are rated by the NAIC based on information provided to them and are also internally rated. Additionally, approximately 40.2% of the privately placed corporate securities in our portfolio are rated by an independent rating agency.

     The following table summarizes the corporate fixed income portfolio by Moody's equivalent rating as of December 31, 2008.

                                                    CORPORATE-PUBLIC
                        ------------------------------------------------------------------------
       ($ IN MILLIONS)         NON-HYBRID                HYBRID                   TOTAL
                        -----------------------  ----------------------  -----------------------
                          FAIR      UNREALIZED     FAIR     UNREALIZED     FAIR      UNREALIZED
       RATING (1)         VALUE     GAIN/LOSS      VALUE    GAIN/LOSS      VALUE     GAIN/LOSS
       ----------         -----     ---------      -----    ---------      -----     ---------
       Aaa                $    167   $    (11)     $    --     $   --      $    167   $    (11)
       Aa                      770         18           93          7           863         25
       A                     4,109       (164)         353       (185)        4,462       (349)
       Baa                   5,568       (627)         164       (165)        5,732       (792)
       Ba or lower             676       (218)           9        (12)          685       (230)
                          --------   ---------     -------     -------     --------   ---------
         Total            $ 11,290   $ (1,002)     $   619     $ (355)     $ 11,909   $ (1,357)
                          ========   =========     =======     =======     ========   =========

                                                    CORPORATE-PRIVATE
                        ------------------------------------------------------------------------
                               NON-HYBRID                HYBRID                   TOTAL
                        -----------------------  ----------------------  -----------------------
                          FAIR      UNREALIZED     FAIR     UNREALIZED     FAIR      UNREALIZED
       RATING (1)         VALUE     GAIN/LOSS      VALUE    GAIN/LOSS      VALUE     GAIN/LOSS
       ----------         -----     ---------      -----    ---------      -----     ---------
       Aaa                $    529   $     33      $    --     $   --      $    529   $     33
       Aa                    1,013        (35)          71        (28)        1,084        (63)
       A                     3,195       (185)         565       (444)        3,760       (629)
       Baa                   6,067       (760)          84        (97)        6,151       (857)
       Ba or lower             818       (254)          18        (20)          836       (274)
                          --------   ---------     -------     -------     --------   ---------
         Total            $ 11,622   $ (1,201)     $   738     $ (589)     $ 12,360   $ (1,790)
                          ========   =========     =======     =======     ========   =========

                                                     TOTAL CORPORATE
                        ------------------------------------------------------------------------
                               NON-HYBRID                HYBRID                   TOTAL
                        -----------------------  ----------------------  -----------------------
                          FAIR      UNREALIZED     FAIR     UNREALIZED     FAIR      UNREALIZED
       RATING (1)         VALUE     GAIN/LOSS      VALUE    GAIN/LOSS      VALUE     GAIN/LOSS
       ----------         -----     ---------      -----    ---------      -----     ---------
       Aaa                $    696   $     22      $     --    $   --      $    696   $     22
       Aa                    1,783        (17)          164       (21)        1,947        (38)
       A                     7,304       (349)          918      (629)        8,222       (978)
       Baa                  11,635     (1,387)          248      (262)       11,883     (1,649)
       Ba or lower           1,494       (472)           27       (32)        1,521       (504)
                          --------   ---------     --------    -------     --------   ---------
         Total            $ 22,912   $ (2,203)     $  1,357    $ (944)     $ 24,269   $ (3,147)
                          ========   =========     ========    =======     ========   =========

----------
       (1) Moody's equivalent rating will not necessarily tie to ratings distributions from the NAIC due to potential timing differences between the various rating suppliers and the number of external rating agencies used in the determination.

     The unrealized net capital loss of $3.15 billion at December 31, 2008 is driven primarily by significantly widening credit spreads resulting from deteriorating macro economic conditions and continued credit market deterioration. Credit spread widening particularly affected our non-hybrid Baa and lower rated corporate bond holdings, contributing to approximately $1.86 billion of the unrealized net capital loss. The other significant driver of unrealized net capital losses in our corporate bond portfolio is from hybrid securities, contributing $944 million of the unrealized loss. While these securities are generally issued by highly rated financial institutions, they have structural features which make them more sensitive to credit market deterioration. Specifically, features allowing coupon deferral and the extension of call dates have severely impacted prices as the global financial system undergoes significant stress.

     The following table shows additional details of our hybrid securities reported in corporate fixed income securities.

                     UNITED KINGDOM        EUROPE (NON-UK)        ASIA/AUSTRALIA          NORTH AMERICA              TOTAL
                 ---------------------  ---------------------  ---------------------  ---------------------  ----------------------
($ IN MILLIONS)    FAIR    UNREALIZED     FAIR    UNREALIZED     FAIR    UNREALIZED     FAIR    UNREALIZED     FAIR     UNREALIZED
                   VALUE   GAIN/LOSS      VALUE   GAIN/LOSS      VALUE   GAIN/LOSS      VALUE   GAIN/LOSS      VALUE    GAIN/LOSS
                   -----   ---------      -----   ---------      -----   ---------      -----   ---------      -----    ---------
Tier 1:
  Public           $   82     $  (61)     $   73     $  (77)     $   17     $   (8)     $  232     $ (210)     $   404     $ (356)
  Private              61        (96)        226       (244)        167       (111)        124       (116)         578       (567)
                   ------     -------     ------     -------     ------     -------     ------     -------     -------     -------
                      143       (157)        299       (321)        184       (119)        356       (326)         982       (923)

Tier 2:
  Public               61         (4)        111         10          32         (2)         10         (3)         214          1
  Private               8         (3)         50         (6)        103        (13)         --         --          161        (22)
                   ------     -------     ------     -------     ------     -------     ------     -------     -------     -------
                       69         (7)        161          4         135        (15)         10         (3)         375        (21)
Total hybrids
  Public              143        (65)        184        (67)         49        (10)        242       (213)         618       (355)
  Private              69        (99)        276       (250)        270       (124)        124       (116)         739       (589)
                   ------     -------     ------     -------     ------     -------     ------     -------     -------     -------
    Total          $  212     $ (164)     $  460     $ (317)     $  319     $ (134)     $  366     $ (329)     $ 1,357     $ (944)
                   ======     =======     ======     =======     ======     =======     ======     =======     =======     =======

     Our portfolio of privately placed securities are broadly diversified by issuer, industry sector, and by country. The portfolio is made up of approximately 551 issues with an average security value of approximately $22 million. Privately placed corporate obligations generally benefit from increased yields and structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after extensive due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue is internally rated with a formal rating affirmation approximately once a year.

     FOREIGN GOVERNMENT securities totaled $2.10 billion, with 94.6% rated investment grade, at December 31, 2008.

     CERTAIN COLLATERALIZED SECURITIES are detailed in the following table by Moody's equivalent rating as of December 31, 2008.

                                  FAIR VALUE AT
                                   DECEMBER 31,  % TO TOTAL                                Ba OR
($ IN MILLIONS)                        2008      INVESTMENTS   Aaa     Aa      A     Baa   LOWER
                                  -------------  -----------  ------  -----  -----  -----  ------
MBS
U.S. Agency                             $ 1,881         3.2%  100.0%    --     --     --      --
Prime                                       523         0.9    94.6    3.1%    --    2.3%     --
Alt-A                                       315         0.5    78.7    8.0     --    2.2    11.1%
                                        -------        ----
    Total MBS                           $ 2,719         4.6%
                                        =======        ====

CMBS
CMBS                                    $ 3,703         6.2%   90.9    8.0    0.9%   0.2      --
Commercial real estate
  collateralized debt
  obligations ("CRE CDO")                    27          --      --   29.6   37.1   29.6     3.7
                                        -------        ----
    Total CMBS                          $ 3,730         6.2%
                                        =======        ====
ABS
ABS RMBS non-insured                    $ 1,005         1.7%   41.5   36.2   10.0    4.4     7.9
ABS RMBS insured                            243         0.4     1.7   18.1    2.9   50.2    27.1
                                        -------        ----
    Total ABS RMBS                        1,248         2.1    33.7   32.7    8.7   13.3    11.6
Asset-backed collateralized
  debt obligations ("ABS CDO")                6          --      --     --     --     --   100.0
                                        -------        ----
    Total asset-backed
      securities collateralized
      by sub-prime residential
      mortgage loans                      1,254         2.1

Other collateralized debt
  obligations:
  Cash flow CLO                             497         0.8    51.3   21.2   19.7    5.8     2.0
  Synthetic CDO                              47         0.1     6.4   31.9     --   46.8    14.9
  Trust preferred CDO                        73         0.1     1.4   76.7   15.1    4.1     2.7
  Market value CDO                           26         0.1      --   30.8   15.4    7.7    46.1
  Project finance CDO                        39         0.1      --   28.2   51.3   20.5      --
  CDOs that invest in other CDOs
    ("CDO squared")                           9          --      --     --   55.6   44.4      --
  Collateralized bond
    obligations                              21          --      --     --     --   57.2    42.8
  Other CLO                                  40         0.1   100.0     --     --     --      --
                                        -------        ----
    Total other collateralized
      debt obligations                      752         1.3    39.8   25.9   18.4   10.6     5.3
                                        -------        ----
Other asset-backed securities               617         1.0    30.8    9.9   29.7   20.4     9.2
                                        -------        ----
    Total ABS                           $ 2,623         4.4%
                                        =======        ====

     During 2008, certain financial markets continued to experience price declines due to market and liquidity disruptions. We experienced this illiquidity and disruption in certain of our MBS, CMBS and ABS fixed income securities, particularly in our Prime residential mortgage-backed securities ("Prime"), Alt-A, CMBS, CRE CDO, ABS RMBS, ABS CDO, and other collateralized debt obligations ("other CDO") portfolios. These portfolios totaled $6.57 billion or approximately 11% of our total investments at December 31, 2008. Other securities markets, including certain other asset-backed and real estate-backed securities markets, also experienced illiquidity, but to a lesser degree.

     We determine the fair values of securities comprising these illiquid portfolios by obtaining information from an independent third-party valuation service provider and brokers. We confirmed the reasonableness of the fair value of these portfolios as of December 31, 2008 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, securities' relative position within their respective capital structures, and credit ratings from statistical rating agencies.

     The following table summarizes our illiquid portfolios as of December 31, 2008.

                                                   AMORTIZED COST                FAIR VALUE AS
                      PAR           AMORTIZED       AS A PERCENT       FAIR       A PERCENT OF     UNREALIZED
($ IN MILLIONS)    VALUE (2)       COST (1)(2)      OF PAR VALUE       VALUE       PAR VALUE       GAIN/LOSS
                  ------------   ---------------  ----------------   ---------  ---------------   ------------
MBS
 Prime               $    671          $    662             98.7%     $   523            77.9%       $   (139)
 Alt-A                    513               432             84.2          315            61.4            (117)

CMBS
 CMBS                   5,787             5,687             98.3        3,703            64.0          (1,984)
 CRE CDO                  201                25             12.4           27            13.4               2

ABS
 ABS RMBS               2,344             2,000             85.3        1,248            53.2            (752)
 ABS CDO                  137                10              7.3            6             4.4              (4)
 Other CDO              2,244             1,858             82.8          752            33.5          (1,106)
                     --------          --------                       -------                        --------

 Total               $ 11,897          $ 10,674             89.7      $ 6,574            55.3        $ (4,100)
                     ========          ========                       =======                        ========

----------
(1) Amortized cost includes other-than-temporary impairment charges, as applicable.
(2) The difference between par value and amortized cost of $1.22 billion is primarily attributable to write-downs. Par value has been reduced by principal payments.

     The following table presents realized capital gains and losses and principal transactions relating to our illiquid portfolios for the year ended December 31, 2008.

                       REALIZED CAPITAL GAINS AND LOSSES               PRINCIPAL TRANSACTIONS
                 --------------------------------------------  ---------------------------------------
                                                 CHANGE IN
                               IMPAIRMENT          INTENT                    PRINCIPAL
($ IN MILLIONS)    SALES       WRITE-DOWNS      WRITE-DOWNS       SOLD       RECEIVED       ACQUIRED
                 ----------  ---------------  ---------------  ----------  -------------  ------------
MBS
Prime              $  (10)          $   (9)          $  (11)     $   179        $    71       $    --
Alt-A                  (6)             (44)             (44)          44             47            --

CMBS
CMBS                  (15)              --             (226)       2,215            164         1,284
CRE CDO               (44)             (45)            (330)         279              5            --

ABS
ABS RMBS              (31)            (169)            (200)          91            283            --
ABS CDO                --              (63)              --            3              1            --
Other CDO               3             (324)              --           25             17            11
                   ------           ------           ------      -------        -------       -------
  Total            $ (103)          $ (654)          $ (811)     $ 2,836        $   588       $ 1,295
                   ======           ======           ======      =======        =======       =======

     Securities included in our illiquid portfolios with a fair value less than 70% of amortized cost as of December 31, 2008 are shown in the following table.

                   ($ IN MILLIONS)    FAIR        UNREALIZED
                                      VALUE       GAIN/LOSS
                                    ----------  --------------
                   MBS
                   Prime              $    49       $    (55)
                   Alt-A                   99            (81)

                   CMBS
                   CMBS                   857         (1,623)
                   CRE CDO                 --             --

                   ABS
                   ABS RMBS               501           (618)
                   ABS CDO                  5             (3)
                   Other CDO              449         (1,044)
                                      -------       --------
                     Total            $ 1,960       $ (3,424)
                                      =======       ========

     We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance of the underlying collateral. In the absence of further deterioration in the collateral relative to our positions in the securities' respective capital structures, which could be other than temporary, the unrealized losses should reverse over the remaining lives of the securities.

     The cash flows of the underlying mortgages or collateral for MBS, CMBS (including CRE CDO) and ABS are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating. The security issue is typically referred to as the "class". For example, the "senior" portion or "top" of the capital structure which would originally qualify for a rating of Aaa is referred to as the "Aaa class" and typically has priority in receiving the principal repayments on the underlying mortgages. In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full. Although the various Aaa classes may receive principal sequentially, they may share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings or what may be referred to as more "junior" or "subordinate" securities in the capital structure. The underlying mortgages have fixed interest rates, variable interest rates (such as adjustable rate mortgages ("ARM")) or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

     MBS totaled $2.72 billion, with 98.7% rated investment grade, at December 31, 2008. The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages. The credit risk associated with MBS is mitigated due to the fact that 69.2% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or U.S. government sponsored entities ("U.S. Agency").

     PRIME are collateralized by residential mortgage loans issued to prime borrowers. The following table shows our Prime portfolio as of December 31, 2008 by vintage year, based upon our participation in the capital structure.

($ IN MILLIONS)                                VINTAGE YEAR
                                     -------------------------------
CAPITAL STRUCTURE                                                      FAIR   AMORTIZED   UNREALIZED
CLASSIFICATION (1)                    2007   2006    2005  PRE-2005   VALUE    COST (2)    GAIN/LOSS
------------------                    ----   ----    ----  --------   -----   ---------   ----------
Aaa - Fixed rate                      $  88  $  26  $  76    $  255  $  445    $    538       $  (93)
Aaa - Hybrid                             --     --     39        29      68         108          (40)
Aa  - Fixed rate                         --     --     --         7       7           8           (1)
A   - Hybrid                             --     --      3        --       3           8           (5)
                                      -----  -----  -----    ------  ------    --------       ------
  Total                               $  88  $  26  $ 118    $  291  $  523    $    662       $ (139)
                                      =====  =====  =====    ======  ======    ========       ======

----------
(1)  May not be consistent with current ratings due to downgrades.
(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

     ALT-A can be issued by trusts backed by pools of residential mortgages with either fixed or variable interest rates. The mortgage pools can include residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. The following table presents information about the collateral in our Alt-A holdings at December 31, 2008.

                                                           % TO TOTAL
                      ($ IN MILLIONS)         FAIR VALUE   INVESTMENTS
                                              ----------   -----------
                      ALT-A
                      Fixed rate                $  277         0.5%
                      Variable rate                 38          --
                                                ------        ----
                        Total Alt-A             $  315         0.5%
                                                ======        ====

     The following table shows our Alt-A portfolio at December 31, 2008 by vintage year, based upon our participation in the capital structure.

      ($ IN MILLIONS)                                   VINTAGE YEAR
                                               ----------------------------
      CAPITAL STRUCTURE                                               PRE-   FAIR    AMORTIZED   UNREALIZED
      CLASSIFICATION (1)                        2007   2006   2005    2005   VALUE    COST (2)    GAIN/LOSS
      ------------------                        ----   ----   ----    ----   -----   ---------   ----------
      Aaa - Fixed rate                          $  25  $  22  $  89   $ 132  $  268    $    359      $ (91)
      Aaa - Hybrid                                 --     --     --       5       5           9         (4)
      Aaa - Option adjustable rate mortgage        --     --     --       1       1           2         (1)
      Aa - Fixed rate                              --      7      2      --       9           8          1
      Aa - Option adjustable rate mortgage         --     --      2       9      11          14         (3)
      A and lower                                  --     14      7      --      21          40        (19)
                                                -----  -----  -----   -----  ------    --------      -----
        Total                                   $  25  $  43  $ 100   $ 147  $  315    $    432      $(117)
                                                =====  =====  =====   =====  ======    ========      =====

----------
(1)  May not be consistent with current ratings due to downgrades.
(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

     CMBS totaled $3.73 billion, all of which were rated investment grade, at December 31, 2008. The CMBS portfolio is subject to credit risk, but unlike other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. Approximately 92.0% of the CMBS investments are structured securities collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area.

     The following table shows our CMBS portfolio, excluding CRE CDO, at December 31, 2008 by vintage year, based upon our participation in the capital structure.

          ($ IN MILLIONS)
          CAPITAL STRUCTURE                       PAR    AMORTIZED    FAIR   UNREALIZED
          CLASSIFICATION (1)                     VALUE    COST (2)   VALUE    GAIN/LOSS
          ------------------                    ------   ---------  ------   ----------
          Aaa
            2007:
              Super senior (3)                  $  383      $  379  $  263      $  (116)
              Mezzanine senior (4)                 130         122      58          (64)
              Subordinated senior (5)              596         569     166         (403)
              Other (6)                             21          22       9          (13)
                                                ------      ------  ------      -------
                                                 1,130       1,092     496         (596)

            2006:
              Super senior (3)                     102         102      64          (38)
              Mezzanine senior (4)                  81          77      41          (36)
              Subordinated senior (5)              314         301      94         (207)
              Other (6)                             55          56      37          (19)
                                                ------      ------  ------      -------
                                                   552         536     236         (300)

            2005:
              Super senior (3)                     309         311     245          (66)
              Mezzanine senior (4)                  22          22      13           (9)
              Subordinated senior (5)              108         115      48          (67)
              Other (6)                             95          95      70          (25)
                                                ------      ------  ------      -------
                                                   534         543     376         (167)

            Pre-2005 (7):                        2,081       2,108   1,896         (212)
                                                ------      ------  ------      -------
              Aaa total                          4,297       4,279   3,004       (1,275)

           Aa                                    1,108       1,176     520         (656)
           A                                       345         222     169          (53)
           Baa                                      35           8       8           --
           Ba or lower                               2           2       2           --
                                                ------      ------  ------      -------
           Total CMBS                           $5,787      $5,687  $3,703      $(1,984)
                                                ======      ======  ======      =======

----------
(1)  May not be consistent with current ratings due to upgrades and downgrades.
(2) Amortized cost includes other-than-temporary impairment charges, as applicable.
(3) Most senior of the Aaa rated tranches, typically has a high level of credit enhancement of approximately 30%, meaning actual losses in the deal have to reach 30% before incurring a first dollar loss.
(4) Middle Aaa rated tranche, typically having credit enhancement of approximately 20%, are subordinate only to the Super senior bonds.
(5) Lowest Aaa rated tranche, typically with credit enhancement in the low teens. This bond is subordinate to the Super senior and Mezzanine senior tranches, but still senior to all tranches rated below Aaa.
(6) Includes Aaa bonds that were originated in 2005 through 2007 that do not fall into the categories above. These are non-traditional CMBS bonds (large loan pools, single borrower transactions) that did not have a Aaa Senior type breakdown.
(7) Prior to 2005, the Aaa bonds in a transaction were generally not divided into Super senior, Mezzanine senior, or Subordinated senior (with the exception of a few deals structured very late in 2004); therefore all 2004 and prior Aaa-rated securities are grouped into this category.

     The unrealized net capital loss of $1.98 billion at December 31, 2008 on our CMBS portfolio was a result of significant widening of credit spreads due to deteriorating macro economic conditions and continued credit market deterioration. Credit spread widening occurred in all rating classes but was particularly evident in our subordinated senior Aaa, Pre-2005 Aaa-rated and lower rated securities. These holdings accounted for $1.66 billion, or approximately 83% of the unrealized net capital loss. Our analysis suggests that the vast majority of our CMBS portfolio is well insulated from a severe rise in commercial mortgage default rates. Credit protections in the portfolio, including those on subordinated senior Aaa and Aa-rated securities, are multiples of historic high commercial mortgage loss experience and well in excess of our current loss expectations.

     CRE CDO are structured securities secured primarily by CMBS and other commercial mortgage debt obligations. These securities are generally less liquid and have a higher risk profile than other CMBS. The following table shows our CRE CDO portfolio at December 31, 2008 by vintage year, based upon our participation in the capital structure.

       ($ IN MILLIONS)           VINTAGE YEAR
                              ------------------
       CAPITAL STRUCTURE                           FAIR   AMORTIZED  UNREALIZED
       CLASSIFICATION (1)      2007  2006  2005    VALUE  COST (2)   GAIN/LOSS
       ------------------      ----  ----  ----    -----  ---------  ----------
       Aa                      $ --  $ 15  $  1    $  16      $ 14      $  2
       A                          4     1     3        8         8        --
       Baa                        1    --     2        3         3        --
                               ----  ----  ----    -----      ----      ----
         Total                 $  5  $ 16  $  6    $  27      $ 25      $  2
                               ====  ====  ====    =====      ====      ====

----------
     (1)  May not be consistent with current ratings due to downgrades.
     (2) Amortized cost includes other-than-temporary impairment charges, as applicable.

     ABS totaled $2.62 billion, with 92.4% rated investment grade, at December 31, 2008. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. A portion of the ABS portfolio is also subject to interest rate risk since ultimate realized yields are affected by the rate of prepayment of the underlying assets.

     ABS RMBS includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history. It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower's credit history. $957 million or 76.7% of the ABS RMBS portfolio consisted of securities that were issued during 2005, 2006 and 2007. At December 31, 2008, 37.5% of securities issued during 2005, 2006 and 2007 were rated Aaa, 26.7% rated Aa, 7.0% rated A, 14.4% rated Baa and 14.4% rated Ba or lower.

     The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral at December 31, 2008.

                                                            % TO TOTAL
                    ($ IN MILLIONS)             FAIR VALUE  INVESTMENTS
                                                ----------  -----------
                    ABS RMBS
                    First lien:
                    Fixed rate(1)                  $   375         0.6%
                    Variable rate(1)                   652         1.1
                                                   -------     -------
                      Total first lien(2)            1,027         1.7
                    Second lien:
                    Insured                            166         0.3
                    Other                               55         0.1
                                                   -------     -------
                      Total second lien(3)             221         0.4
                                                   -------     -------
                      Total ABS RMBS               $ 1,248         2.1%
                                                   =======     =======

----------

                    (1) Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.
                    (2) The credit ratings of the first lien ABS RMBS were 38.1% Aaa, 37.8% Aa, 10.0% A, 6.0% Baa and 8.1% Ba or lower at December 31, 2008.
                    (3) The credit ratings of the second lien ABS RMBS were 13.6% Aaa, 9.0% Aa, 2.2% A, 47.1% Baa and 28.1% Ba or lower at December 31, 2008.

     The following table includes first lien non-insured ABS RMBS by vintage year and the interest rate characteristics of the underlying mortgage product.

                                   VARIABLE  FIXED    FAIR     AMORTIZED  UNREALIZED
         ($ IN MILLIONS)             RATE    RATE     VALUE    COST (1)   GAIN/LOSS
                                     ----    ----     -----    --------   ---------
         Total first lien
          non-insured ABS RMBS
             2007                   $    74  $   156  $   230   $    417     $ (187)
             2006                       198       88      286        384        (98)
             2005                       162       43      205        316       (111)
             Pre-2005                   194       35      229        314        (85)
                                    -------  -------  -------   --------     ------
               Total                $   628  $   322  $   950   $  1,431     $ (481)
                                    =======  =======  =======   ========     ======

----------
         (1) Amortized cost includes other-than-temporary impairment charges, as applicable.

     We also own approximately $55 million of second lien ABS RMBS non-insured securities, representing 78.6% of amortized cost. Approximately $16 million, or 29.1%, of this portfolio are 2006 and 2007 vintage years. Together with the first lien non-insured ABS RMBS in the table above, this comprises our $1.01 billion of non-insured ABS RMBS.

     At December 31, 2008, $243 million or 19.5% of the total ABS RMBS securities are insured by four bond insurers and 72.9% of these insured securities were rated investment grade. The following table shows our insured ABS RMBS portfolio at December 31, 2008 by vintage year for the first lien and second lien collateral.

     ($ IN MILLIONS)                       VINTAGE YEAR
                                -----------------------------------
                                                                       FAIR     AMORTIZED   UNREALIZED
                                  2007    2006    2005   PRE- 2005     VALUE    COST (1)    GAIN/LOSS
                                 ------  ------  ------  ---------    -------  ----------   ----------
     First lien:                 $   30  $    7   $  32    $    8      $   77   $    113    $    (36)
     Second lien:                    92      48       3        23         166        386        (220)
                                 ------  ------   -----    ------      ------   --------    --------
        Total insured ABS RMBS   $  122  $   55   $  35    $   31      $  243   $    499    $   (256)
                                 ======  ======   =====    ======      ======   ========    ========

----------
     (1) Amortized cost includes other-than-temporary impairment charges, as applicable.

     Other CDO totaled $752 million, with 94.7% rated investment grade, at December 31, 2008. Other CDO consist primarily of obligations secured by high yield and investment grade corporate credits including cash flow CLO, synthetic CDO, trust preferred CDO, market value CDO, project finance CDO, CDO squared, collateralized bond obligations and other CLO.

     The following table presents realized and unrealized capital gains and losses and principal transactions on our Other CDO portfolio for the year ended December 31, 2008.

                          REALIZED CAPITAL GAINS
                              AND LOSSES (1)                               PRINCIPAL TRANSACTIONS
                        --------------------------                   ----------------------------------
                                     IMPAIRMENT        UNREALIZED               PRINCIPAL
  ($ IN MILLIONS)         SALES      WRITE-DOWNS      GAINS/LOSSES     SOLD      RECEIVED     ACQUIRED
                        ---------  ---------------  ---------------  --------  ------------  ----------
  OTHER CDO
  Cash flow CLO          $     1    $        (59)    $       (685)    $    7     $       5    $     11
  Synthetic CDO               --            (186)            (160)         2            --          --
  Trust preferred CDO         --             (28)             (91)        --            11          --
  Market value CDO             1             (33)             (63)         1            --          --
  Project finance CDO         --              --              (34)        --            --          --
  CDO squared                 --              --              (68)        --            --          --
  Collateralized
    bond obligations          --              --               (5)         1             1          --
  Other CLO                    1             (18)              --         14            --          --
                        ---------  ---------------  ---------------  --------  ------------  ----------
    Total                $     3    $       (324)    $     (1,106)    $   25     $      17    $     11
                        =========  ===============  ===============  ========  ============  ==========

----------
       (1) For the year ended December 31, 2008, there were no change in intent write-downs.

     Cash flow CLO are structures where the underlying assets are primarily comprised of below investment grade senior secured corporate loans. The collateral is actively managed by external managers that monitor the collateral performance. The underlying investments are well diversified across industries and among issuers and there have been no significant downgrades in the portfolio. Cash flow CLO issues differ by seniority. A transaction will typically issue notes with various capital structure class (i.e. Aaa, Aa, A, etc.) as well as equity. The following table shows our cash flow CLO portfolio at December 31, 2008 by vintage year, based upon our participation in the capital structure.

($ IN MILLIONS)                        VINTAGE YEAR
                    -------------------------------------------------
CAPITAL STRUCTURE                                                        FAIR     AMORTIZED   UNREALIZED
CLASSIFICATION (1)     2008     2007     2006      2005    PRE- 2005     VALUE    COST (2)    GAIN/LOSS
------------------   ------   ------   -------   -------   ---------    -------   ---------   ----------
Aaa                  $   --   $   --   $    58   $    52    $    144    $   254   $    350    $     (96)
Aa                        2       39        48         7          10        106        296         (190)
A                         1       23        24        16          34         98        455         (357)
Baa                      --       --         5         6          23         34         72          (38)
Ba or below              --        4         1        --          --          5          9           (4)
                     ------   ------   -------   -------    --------    -------   --------    ---------
   Total             $    3   $   66   $   136   $    81    $    211    $   497   $  1,182    $    (685)
                     ======   ======   =======   =======    ========    =======   ========    =========

----------
        (1)  May not be consistent with current ratings due to downgrades.
        (2) Amortized cost includes other-than-temporary impairment charges, as applicable.

     Synthetic CDO primarily consist of a portfolio of corporate credit default swaps ("CDS") which are collateralized by Aaa rated LIBOR-based securities (i.e. "fully funded" synthetic CDO). Our synthetic CDO collateral primarily is actively managed by an external manager monitoring the CDS selection and performance. The following table shows our synthetic CDO at December 31, 2008 by vintage year, based upon our participation in the capital structure.

            ($ IN MILLIONS)         VINTAGE YEAR
                                 -----------------
            CAPITAL STRUCTURE                         FAIR    AMORTIZED    UNREALIZED
            CLASSIFICATION(1)      2007      2006     VALUE   COST (2)     GAIN/LOSS
            -----------------    --------  -------    ------  ---------  --------------
            Aaa                      $25      $--        $25       $ 85          $ (60)
            Aa                         6       16         22        122           (100)
                                     ---      ---        ---       ----          ------
              Total                  $31      $16        $47       $207          $(160)
                                     ===      ===        ===       ====          ======

----------
          (1)  May not be consistent with current ratings due to downgrades.
          (2) Amortized cost includes other-than-temporary impairment charges, as applicable.

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

     Other asset-backed securities totaled $617 million at December 31, 2008 and consist primarily of investments secured by portfolios of credit card loans, auto loans, student loans and other consumer and corporate obligations. As of December 31, 2008, the net unrealized losses on these securities were $164 million. Additionally, 22.2% of the other asset-backed securities that are rated Aaa, Aa, A and Baa were insured by four bond insurers. During 2008, we sold $102 million of these securities recognizing a gain of $1 million. In addition, we acquired $28 million of securities during 2008. We also collected $73 million of principal repayments consistent with the expected cash flows during 2008.

     INSURED INVESTMENTS As of December 31, 2008, we hold $2.14 billion of fixed income securities that are insured by bond insurers, including $1.68 billion or 50.8% of our municipal bond portfolio, $243 million of our ABS RMBS and $172 million of our other asset-backed securities. Additionally, we hold $4 million of corporate bonds and $(5) million in credit default swaps that were directly issued by these bond insurers. 50.8% of our municipal bond portfolio is insured by six bond insurers and 36.4% of these securities have a Moody's equivalent rating of Aaa or Aa. Our practices for acquiring and monitoring municipal bonds primarily are based on the quality of the primary obligor. As of December 31, 2008, we believe the valuations already reflected a decline in the value of the insurance, and further related declines if any, are not expected to be material. While the valuation of these holdings may be temporarily impacted by negative and rapidly changing market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows. As of December 31, 2008, 57.0% of our insured municipal bond portfolio was insured by MBIA, Inc., 13.9% by Ambac Financial Group, Inc., 18.4% by Financial Security Assurance Inc. and 6.5% by Financial Guarantee Insurance Company.

     Credit ratings without the insurance guarantee are not available in certain cases where the issuer does not solicit the rating agency to provide the rating without the insurance guarantee and, as a result, the rating agency does not disclose it. The ratings of our holdings with insurance guarantee generally follow the rating of the bond insurer. In cases where the rating of the bond insurer is lower than that of the underlying security, the rating without insurance guarantee could be higher than that with the guarantee.

     The following table shows our insured investments by Moody's equivalent rating with and without the impact to the rating from the insurance guarantee, where it is available, as of December 31, 2008.

($ IN MILLIONS)
               RATING WITH INSURANCE GUARANTEE                   RATING WITHOUT INSURANCE GUARANTEE
 ---------------------------------------------------------  --------------------------------------------
                                    FAIR       PERCENT TO                         FAIR       PERCENT TO
            RATING                  VALUE        TOTAL           RATING           VALUE        TOTAL
 ------------------------------  ----------  -------------  ----------------   ----------  -------------
MUNICIPAL BONDS
   Aaa                           $      77          4.6  %    Aaa             $       77          4.6  %
   Aa                                  534         31.8       Aa                     308         18.3
   A                                   488         29.0       A                      837         49.8
   Baa                                 581         34.6       Baa                    458         27.3
                                  ---------  -----------                       ----------  -----------
 Total municipal bonds           $   1,680        100.0  %                    $    1,680        100.0  %
                                  =========  ===========                       ==========  ===========
ABS RMBS
   Aaa                           $       4          1.6  %    Aaa             $        6          2.5  %
   Aa                                   44         18.1       Aa                      19          7.8
   A                                     7          2.9       A                       31         12.8
   Baa                                 122         50.2       Baa                     13          5.3
   Ba                                   39         16.1       Ba                      20          8.2
   B                                    10          4.1       B                       13          5.3
   Caa or lower                         17          7.0       Caa or lower            11          4.6
   Rating without Insurance
     Guarantee not provided
     ("NA")                             --           --       NA                     130         53.5
                                  ---------  -----------                       ----------  -----------
 Total ABS RMBS                  $     243        100.0  %                    $      243        100.0  %
                                  =========  ===========                       ==========  ===========
OTHER ASSET-BACKED SECURITIES
   Aaa                           $      62         36.0  %    Aaa             $       --           --  %
   Aa                                   46         26.7       Aa                      --           --
   A                                    --           --       A                        8          4.7
   Baa                                  29         16.9       Baa                     69         40.1
   Ba                                   17          9.9       Ba                      --           --
   NA                                   18         10.5       NA                      95         55.2
                                  ---------  -----------                       ----------  -----------
 Total other asset-backed
   securities                    $     172        100.0  %                    $      172        100.0  %
                                  =========  ===========                       ==========  ===========

MORTGAGE LOANS Our mortgage loan portfolio was $10.01 billion and $9.90 billion at December 31, 2008 and 2007, respectively, and comprised primarily loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our exposure. The portfolio is diversified across several property types. Our largest exposure to any metropolitan area is also highly diversified, with the largest exposure not exceeding 10% of the portfolio. The average debt service coverage ratio represents the amount of cash flows available from the property to meet the borrower's principal and interest payment obligations.

The average debt service coverage ratio of the portfolio as of December 31, 2008 was approximately 2.0, and only approximately 3.0% of the mortgage loan portfolio had a debt service coverage ratio under 1.0.

     We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risks, are reviewed at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status as necessary. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by a market based expected rate of return. We had $3 million of realized capital losses related to valuation allowances on mortgage loans for the year ended December 31, 2008 and had no realized capital losses related to valuation allowances on mortgage loans for the year ended December 31, 2007. Additionally, realized capital losses due to changes in intent to hold mortgage loans to maturity totaled $73 million and $28 million for the years ended December 31, 2008 and 2007, respectively. For further detail, see Note 6 to the consolidated financial statements.

EQUITY SECURITIES Equity securities include common stocks, real estate investment trust equity investments and non-redeemable preferred stocks. The equity securities portfolio was $82 million at December 31, 2008 compared to $102 million at December 31, 2007. The decrease is primarily attributable to higher unrealized losses and sales of equity securities with realized gains of $4 million and realized losses of $12 million. Gross unrealized gains totaled $1 million at December 31, 2008 compared to $5 million at December 31, 2007. Gross unrealized losses totaled $25 million at December 31, 2008 compared to $5 million at December 31, 2007.

LIMITED PARTNERSHIP INTERESTS consist of investments in private equity/debt funds, real estate funds and hedge funds. The overall limited partnership interests portfolio is well diversified across a number of metrics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.

     The following table presents information about our limited partnership interests as of December 31, 2008.

                                                 PRIVATE EQUITY/  REAL ESTATE  HEDGE
            ($ IN MILLIONS)                        DEBT FUNDS        FUNDS     FUNDS   TOTAL
                                                   ----------        -----     -----   -----
            COST METHOD OF ACCOUNTING ("COST")     $    384         $  175     $   1  $   560
            EQUITY METHOD OF ACCOUNTING ("EMA")         345            218        64      627
                                                   --------         ------     -----  -------
              TOTAL                                $    729         $  393     $  65  $ 1,187
                                                   ========         ======     =====  =======
            NUMBER OF SPONSORS                           68             32         2
            NUMBER OF INDIVIDUAL FUNDS                  118             54         3
            LARGEST EXPOSURE TO SINGLE FUND        $     22         $   31     $  36

     Our aggregate limited partnership exposure represented 2.0% and 1.4% of total invested assets as of December 31, 2008 and December 31, 2007, respectively.

     The following table shows the income from our limited partnership interests by fund type and accounting classification for the years ended December 31.

                                          2008                           2007
                            ---------------------------------  ----------------------------
($ IN MILLIONS)                COST     EMA(1)      TOTAL        COST     EMA     TOTAL
                              -------   ------    ----------    -------   ---    ------
Private equity/debt funds      $  12    $   43     $    55       $  27    $ 19    $  46
Real estate funds                  3       (26)        (23)         10      24       34
Hedge funds                       --       (17)        (17)         --       7        7
                               -----    ------     -------       -----    ----    -----
   Total                       $  15    $   --     $    15       $  37    $ 50    $  87
                               =====    ======     =======       =====    ====    =====

----------
     (1) Beginning in the fourth quarter of 2008, income from limited partnerships accounted for on the equity method of accounting ("EMA LP") is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

     Income from limited partnership interests was $15 million for 2008 and $87 million for 2007. The decrease in 2008 is primarily related to losses from EMA LP resulting from reduced valuations on the net asset value of the partnerships. Further, income on EMA LP is recognized on a delay due to the availability of the related financial statements. The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay as of December 31, 2008. As such, the income recognized through December 31, 2008 for EMA LP may not include the full impact for calendar year investment market changes as they will ultimately impact the valuation of the underlying assets or liabilities within the partnerships. Limited partnership interests accounted for under the cost method of accounting recognize income only upon cash distributions by the partnership.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $3.86 billion and $386 million at December 31, 2008 and 2007, respectively. The increase in short-term investments was primarily due to liquidity management actions. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

POLICY LOANS Our policy loan portfolio was $813 million and $770 million at December 31, 2008 and 2007, respectively. Policy loans are carried at the unpaid principal balances.

OTHER INVESTMENTS Our other investments as of December 31, 2008 are comprised of $981 million of bank loans, $138 million of certain derivatives, including credit default swaps, and $255 of other investments. Bank loans are comprised primarily of senior secured corporate loans and are carried at amortized cost. Other investments are comprised primarily of intercompany notes issued by an unconsolidated affiliate.

     CREDIT DEFAULT SWAPS ("CDS") are utilized for both buying and selling credit protection against a specified credit event. In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. We are not selling protection to acquire revenues as a business activity. When buying protection, the objective is to mitigate credit risk on fixed income holdings in our portfolio. Credit risk includes both default risk and market value exposure due to spread widening. CDS typically have a five-year term. The following table shows the CDS notional amounts and fair value of protection bought or sold as of December 31, 2008.

                                                                                  FAIR VALUE
               ($ IN MILLIONS)                       NOTIONAL        FAIR         TO NOTIONAL
                                                     AMOUNTS       VALUE (1)        AMOUNT
                                                  -------------  --------------  -------------
               Buying protection (recoverable)
                  Single name                      $       422    $         8            1.9%
                  Index                                    723             23            3.2
                                                  -------------  --------------
               Total buying protection             $     1,145    $        31            2.7
                                                  =============  ==============
               Selling protection (payable)
                  Single name                      $       272    $       (25)          (9.2)
                  First-to-default                         245            (48)         (19.6)
                                                  -------------  --------------
               Total selling protection            $       517    $       (73)         (14.1)
                                                  =============  ==============

----------
               (1) Included as a component of other investments and other liabilities and accrued expenses on the Consolidated Statements of Financial Position.

     In buying and selling protection CDS, we buy or sell credit protection on an identified single name, a basket of names in a first-to-default ("FTD") structure or credit derivative index ("CDX") that is generally investment grade, and in return pay or receive periodic premiums through expiration or termination of the agreement. With single name CDS, the premium or credit spread generally corresponds to the difference between the yield on the referenced name's public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With FTD baskets, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and correlation between the names. CDX index is utilized to take a position on multiple (generally 125) credit entities. Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference credit. If a credit event occurs, we settle with the counterparty, either through physical settlement or cash settlement. In a physical settlement, a reference asset is delivered by the buyer of protection to the seller of protection, in exchange for cash payment at par, while in a cash settlement, the seller pays the difference between par and the prescribed value of the reference asset. When such an event occurs in a single name or FTD basket (for FTD, the first such event occurring for any one name in the basket), the contract terminates at time of settlement. For CDX index, the reference entity's name incurring the credit event is removed from the index while the contract continues until expiration. The maximum payout on a CDS is the contract notional amount. For all CDS, once a credit event and settlement has occurred, there may be subsequent recoveries. Recovery amounts, if any, vary and they may reduce the ultimate amount of net gain or loss.

UNREALIZED GAINS AND LOSSES See Note 6 of the consolidated financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining whether securities are other-than-temporarily impaired. The unrealized net capital losses totaled $6.70 billion as of December 31, 2008, compared to unrealized net capital gains of $417 million at December 31, 2007 as a result of significantly widening credit spreads and, to a much lesser extent, declining equity markets.

        The following table presents unrealized net capital gains and losses, pre-tax and after-tax at December 31.

            ($ IN MILLIONS)
                                                                           2008          2007
                                                                        ----------    ----------
            U.S. GOVERNMENT AND AGENCIES                               $     895     $     880
            MUNICIPAL                                                       (668)           76
            CORPORATE                                                     (3,147)          111
            FOREIGN GOVERNMENT                                               448           371
            MBS                                                             (204)           (9)
            CMBS                                                          (1,982)         (310)
            ABS                                                           (2,026)         (670)
            REDEEMABLE PREFERRED STOCK                                        (6)           --
                                                                        ----------    ----------
            FIXED INCOME SECURITIES                                       (6,690)          449
            EQUITY SECURITIES                                                (24)           --
            SHORT-TERM INVESTMENTS                                             3            --
            DERIVATIVES                                                       14           (32)
                                                                        ----------    ----------
            UNREALIZED NET CAPITAL GAINS AND LOSSES, PRE-TAX              (6,697)          417
                                                                        ----------    ----------
            AMOUNTS RECOGNIZED FOR:
               INSURANCE RESERVES (1)                                       (378)       (1,059)
               DAC AND DSI (2)                                             3,493           513
                                                                        ----------    ----------
                  AMOUNTS RECOGNIZED                                       3,115          (546)

            DEFERRED INCOME TAXES                                          1,245            45
                                                                        ----------    ----------
            UNREALIZED NET CAPITAL GAINS AND LOSSES, AFTER-TAX         $  (2,337)    $     (84)
                                                                        ==========    ==========

----------
            (1) The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. Although we evaluate premium deficiencies on the combined performance of our life insurance and immediate annuities with life contingencies, the adjustment primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies.

            (2) The DAC and DSI adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized. Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.

     The net unrealized loss for the fixed income portfolio totaled $6.69 billion, comprised of $1.92 billion of gross unrealized gains and $8.61 billion gross unrealized losses at December 31, 2008. This is compared to a net unrealized gain for the fixed income portfolio totaling $449 million at December 31, 2007, comprised of $2.26 billion of gross unrealized gains and $1.81 billion of gross unrealized losses.

     Gross unrealized gains and losses as of December 31, 2008 on fixed income securities by type and sector are provided in the table below.

                                                                                                          AMORTIZED
                                                                          GROSS UNREALIZED                COST AS A     FAIR VALUE
($ IN MILLIONS)                                    PAR       AMORTIZED    ----------------      FAIR      PERCENT OF   AS A PERCENT
                                                 VALUE (1)     COST       GAINS     LOSSES      VALUE     PAR VALUE    OF PAR VALUE
                                                ----------   ---------    ------   -------      -----     ----------   ------------
Corporate:
 Banking                                           $  4,298    $  4,009   $    89  $   (923)   $  3,175        93.3%           73.9%
 Financial services                                   3,196       2,934        17      (509)      2,442        91.8            76.4
 Consumer goods (cyclical and non-cyclical)           4,332       4,330        40      (427)      3,943        99.9            91.0
 Utilities                                            5,079       5,071       127      (413)      4,785        99.8            94.2
 Capital goods                                        2,751       2,732        36      (269)      2,499        99.3            90.8
 Basic industry                                       1,500       1,510         5      (167)      1,348       100.7            89.9
 Transportation                                       1,529       1,546        25      (156)      1,415       101.1            92.5
 Communications                                       1,622       1,596        13      (155)      1,454        98.4            89.6
 Energy                                               1,369       1,377        10      (121)      1,266       100.6            92.5
 Technology                                             776         777        13       (77)        713       100.1            91.9
 Other                                                1,820       1,534        33      (338)      1,229        84.3            67.5
                                                   --------    --------   -------  --------    --------
Total corporate fixed income portfolio               28,272      27,416       408    (3,555)     24,269        97.0            85.8

ABS                                                   5,636       4,649         8    (2,034)      2,623        82.5            46.5
CMBS                                                  5,988       5,712        10    (1,992)      3,730        95.4            62.3
Municipal                                             8,124       3,976        28      (696)      3,308        48.9            40.7
MBS                                                   3,041       2,923        59      (263)      2,719        96.1            89.4
Foreign government                                    2,609       1,652       513       (65)      2,100        63.3            80.5
Redeemable preferred stock                               15          16        --        (6)         10       106.7            66.7
U.S. government and agencies                          4,819       2,792       895        --       3,687        57.9            76.5
                                                   --------    --------   -------  --------    --------

Total fixed income securities                      $ 58,504    $ 49,136   $ 1,921  $ (8,611)   $ 42,446        84.0            72.6
                                                   ========    ========   =======  ========    ========

----------
     (1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.

     The banking, financial services, consumer goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2008. The gross unrealized losses in these sectors were primarily the result of significantly widening credit spreads. As of December 31, 2008, $3.01 billion or 84.7% of the gross unrealized losses in the corporate fixed income portfolio and $4.81 billion or 95.2% of the gross unrealized losses in the remaining fixed income securities related to securities rated investment grade. Credit spreads are the additional yield on fixed income securities above the risk-free rate (typically defined as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks for fixed income securities with consistent terms. Credit spreads vary with the market's perception of risk and liquidity in a specific issuer or specific sectors. Credit spreads can widen (increase) or tighten (decrease) and may offset or add to the effects of risk-free interest rate changes in the valuation of fixed income securities from period to period.

     All securities in an unrealized loss position at December 31, 2008 were included in our portfolio monitoring process for determining whether declines in value are other than temporary.

     The following table shows gross unrealized losses at December 31, 2008 by credit quality of the fixed income securities using Moody's equivalent rating.

                                                               RATING (1)
                            --------------------------------------------------------------------------------
                                                                                                     IN OR     TOTAL
                                                                                           Caa or    NEAR    UNREALIZED    FAIR
($ IN MILLIONS)                 Aaa        Aa           A       Baa        Ba        B      lower   DEFAULT     LOSS       VALUE
                                ---        --           -       ---        --        -     ------   -------  ----------    -----

AT DECEMBER 31, 2008
Corporate:
 Banking                     $     --   $    (45)  $   (663)  $   (190)  $  (22)  $   (3)  $   --   $   --     $   (923)  $  2,272
 Financial services               (20)       (30)      (202)      (218)     (38)      --       --       (1)        (509)     2,092
 Consumer goods (cyclical
    and non-cyclical)              --         (4)       (53)      (218)    (122)     (20)     (10)      --         (427)     2,688
 Utilities                         --         (8)       (58)      (298)     (42)      (1)      (6)      --         (413)     3,151
 Capital goods                     --         --        (39)      (156)     (46)     (28)      --       --         (269)     1,698
 Basic industry                    --         (4)       (13)       (95)     (23)     (32)      --       --         (167)     1,096
 Transportation                    --         --        (39)       (76)     (40)      (1)      --       --         (156)       822
 Communications                    --         --        (6)        (99)     (41)      (9)      --       --         (155)     1,072
 Energy                            --         (3)       (6)       (101)      (8)      (3)      --       --         (121)       901
 Technology                        (2)        (2)       (15)       (49)      (5)      (4)      --       --          (77)       513
 Other                             --         --        (71)      (259)      (8)      --       --       --         (338)       820
                             ---------  ---------  ---------  ---------  -------  -------  -------  -------    ---------  ---------
Total corporate fixed
 income portfolio                 (22)       (96)    (1,165)    (1,759)    (395)    (101)     (16)      (1)      (3,555)    17,125
                             ---------  ---------  ---------  ---------  -------  -------  -------  -------    ---------  ---------

ABS                              (243)      (560)      (566)      (467)     (86)     (59)     (39)     (14)      (2,034)     2,443
CMBS                           (1,311)      (642)       (24)       (15)      --       --       --       --       (1,992)     3,547
Municipal                         (72)      (197)      (137)      (274)      --      (16)      --       --         (696)     2,658
MBS                              (200)       (17)        --        (26)     (10)     (10)      --       --         (263)       957
Foreign government                 --         --         (4)       (21)     (17)     (23)      --       --          (65)       318
Redeemable preferred
 stock                             --         --         --         (6)      --       --       --       --           (6)         9
U.S. government and
 agencies                          --         --         --         --       --       --       --       --           --         81
                             ---------  ---------  ---------  ---------  -------  -------  -------  -------    ---------  ---------
Total fixed income
 securities                  $ (1,848)  $ (1,512)  $ (1,896)  $ (2,568)  $ (508)  $ (209)  $  (55)  $  (15)    $ (8,611)  $ 27,138
                             =========  =========  =========  =========  =======  =======  =======  =======    =========  =========
Rating % to total
 unrealized loss                 21.5%      17.6%      22.0%      29.8%     5.9%     2.4%     0.6%     0.2%       100.0%
                             =========  =========  =========  =========  =======  =======  =======  =======    =========

----------
     (1) Moody's equivalent rating will not necessarily tie to ratings distributions from the NAIC due to potential timing differences between the various rating suppliers and the number of external rating agencies used in the determination.

     The scheduled maturity dates for fixed income securities at December 31, 2008 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                                FIXED INCOME SECURITIES IN GROSS              FIXED INCOME SECURITIES IN GROSS
                                                    UNREALIZED GAIN POSITION                      UNREALIZED LOSS POSITION
                                          --------------------------------------------  ------------------------------------------
                                           UNREALIZED  PERCENT       FAIR     PERCENT     UNREALIZED   PERCENT    FAIR    PERCENT
($ IN MILLIONS)                               GAIN     TO TOTAL     VALUE    TO TOTAL        LOSS     TO TOTAL   VALUE   TO TOTAL
                                            ---------  --------     -----    --------      ---------  --------   -----   --------
Due in one year or less                     $      12      0.6%   $  1,441      9.4%      $    (14)      0.2%  $    713      2.6%
Due after one year through two years               20      1.1         704      4.6           (121)      1.4      1,313      4.9
Due after two years through three years            24      1.2         627      4.1           (166)      1.9      1,880      6.9
Due after three years through four years           46      2.4         976      6.4           (207)      2.4      1,731      6.4
Due after four years through five years            48      2.5         772      5.0           (291)      3.4      1,880      6.9
Due after five years through ten years            858     44.7       4,530     29.6         (1,265)     14.7      5,918     21.8
Due after ten years                               846     44.0       4,315     28.2         (4,250)     49.3     10,304     38.0
MBS and ABS(1)                                     67      3.5       1,943     12.7         (2,297)     26.7      3,399     12.5
                                            ---------   ------    --------   ------       --------    ------   --------   ------
Total                                       $   1,921    100.0%   $ 15,308    100.0%      $ (8,611)    100.0%  $ 27,138    100.0%
                                            =========   ======    ========   ======       ========    ======   ========   ======

----------
     (1) Because of the potential for prepayment, these securities are not categorized based on their contractual maturities.

     For fixed income securities, 67.2% of the gross unrealized losses at December 31, 2008 were from $4.62 billion of securities with a fair value below 70% of amortized cost, or 10.9% of our fixed income portfolio, at December 31, 2008. The following table reconciles fixed income securities with unrealized losses based on the percentage of fair value to amortized cost.

                                                                                                                  % TO TOTAL
                                                                                                                     FIXED
($ IN MILLIONS)                                                    PAR          UNREALIZED          FAIR            INCOME
                                                                 VALUE(1)       GAIN/LOSS           VALUE         SECURITIES
                                                               ------------   --------------    -------------    ------------
GREATER THAN 80% of amortized cost                              $   21,134     $    (1,709)      $    19,055           44.9%
70% to 80% of amortized cost                                         4,954          (1,118)            3,459            8.1
LESS THAN 70% of amortized cost (2)                                 14,250          (5,784)            4,624           10.9
                                                               ------------   --------------    -------------    ------------
Gross unrealized losses on fixed income securities                  40,338          (8,611)           27,138           63.9
Gross unrealized gains on fixed income securities                   18,166           1,921            15,308           36.1
                                                               ------------   --------------    -------------    ------------
Net unrealized gains and losses on fixed income securities      $   58,504     $    (6,690) (3)  $    42,446 (3)      100.0%
                                                               ============   ==============    =============    ============

----------
        (1) Included in par value are $5.49 billion of zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.
        (2) Illiquid portfolios represent $3.42 billion of net unrealized losses and $1.96 billion of fair value.
        (3) Illiquid portfolios represent $4.10 billion of net unrealized losses and $6.57 billion of fair value.

     The following table presents gross unrealized losses by type of fixed income security with a fair value below 70% of amortized cost.

                 ($ IN MILLIONS)                                         GROSS UNREALIZED
                                                       FAIR VALUE             LOSSES
                                                     --------------     -----------------
                 Municipal                         $           281    $            (383)
                 Corporate                                   2,218               (1,850)
                 Foreign government                             29                  (28)
                 MBS                                           148                 (135)
                 CMBS                                          857               (1,623)
                 ABS                                         1,083               (1,759)
                 Redeemable preferred stock                      8                   (6)
                                                     --------------     -----------------
                 Total fixed income securities     $         4,624    $          (5,784)
                                                     ==============     =================

     We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance. The unrealized losses should reverse over the remaining lives of the securities. As of December 31, 2008, we have the intent and ability to hold these securities to recovery. Our ability to do so is substantially enhanced by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations. During 2008, our fixed income securities portfolio provided approximately $5.49 billion in principal and interest cash flows, of which substantially all have been received in accordance with the contractual terms.

     The equity portfolio is comprised of securities in the following sectors.

         ($ IN MILLIONS)                           GROSS UNREALIZED
                                                -----------------------
         AT DECEMBER 31, 2008         COST         GAINS       LOSSES      FAIR VALUE
         --------------------      ----------   ----------   ----------   ------------
         Banking                    $     43     $     --     $   (15)     $       28
         Financial services               30           --          (4)             26
         Consumer goods                   11            1          (4)              8
         Real estate                      14           --          --              14
         Technology                        1           --          --               1
         Utilities                         1           --          --               1
         Other                             6           --          (2)              4
                                   ----------   ----------   ----------   ------------
         Total equity securities    $    106     $      1     $   (25)     $       82
                                   ==========   ==========   ==========   ============

     The net unrealized loss for the equity portfolio totaled $24 million, comprised of $1 million of unrealized gains and $25 million of unrealized losses at December 31, 2008. This is compared to $5 million of both unrealized gains and losses for the equity portfolio at December 31, 2007. Within the equity portfolio, the losses were primarily concentrated in the banking, financial services and consumer goods sectors. The unrealized losses in these sectors were company and sector specific. All securities in an unrealized loss position at December 31, 2008 were included in our portfolio monitoring process for determining whether declines in value are other than temporary.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities and cost for equity securities, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. All investments in an unrealized loss position at December 31, 2008 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

                                                 DECEMBER 31, 2008                               DECEMBER 31, 2007
                                   --------------------------------------------    ------------------------------------------
                                         FIXED INCOME                                    FIXED INCOME
                                   -----------------------                         -----------------------
                                                   BELOW                                           BELOW
($ IN MILLIONS, EXCEPT NUMBER OF   INVESTMENT   INVESTMENT                         INVESTMENT   INVESTMENT
   ISSUES)                           GRADE        GRADE       EQUITY     TOTAL       GRADE        GRADE      EQUITY     TOTAL
                                   ----------   ----------   --------    -----     ----------   ----------   ------     -----
Category (I):  Unrealized loss
  less than 20% of cost(1)
    Number of issues                   1,933          113          4       2,050       2,403          227         9      2,639
    Fair value                      $ 18,433      $   622     $   31    $ 19,086    $ 22,615      $ 1,517     $  64   $ 24,196
    Unrealized                      $ (1,627)     $   (82)    $   (3)   $ (1,712)   $ (1,129)     $  (106)    $  (5)  $ (1,240)

Category (II): Unrealized loss
  greater than or equal to 20%
  of cost for a period of less
  than 6 consecutive months (1)
    Number of issues                     853          183         35       1,071         156           18        --        174
    Fair value                      $  6,346      $   802     $   24    $  7,172    $    945      $   107     $  --   $  1,052
    Unrealized                      $ (4,442)     $  (553)    $  (22)   $ (5,017)   $   (514)     $   (62)    $  --   $   (576)

Category (III): Unrealized loss
  greater than or equal to 20%
  of cost for a period of 6 or
  more consecutive months, but
  less than 12 consecutive
  months (1)
    Number of issues                     193           19         --         212          --           --        --         --
    Fair value                      $    783      $    79     $   --    $    862    $     --      $    --     $  --   $     --
    Unrealized                      $ (1,579)     $  (139)    $   --    $ (1,718)   $     --      $    --     $  --   $     --

Category (IV):  Unrealized loss
  greater than or equal to 20%
  of cost for a period of 12 or
  more consecutive months (1)
    Number of issues                      33            4         --          37          --           --        --         --
    Fair value                      $     66      $     7     $   --    $     73    $     --      $    --     $  --   $     --
    Unrealized                      $   (176)     $   (13)    $   --    $   (189)   $     --      $    --     $  --   $     --
                                    --------      -------     ------    --------    --------      -------     -----   --------

Total number of issues                 3,012          319         39       3,370       2,559          245         9      2,813
                                    ========      =======     ======    ========    ========      =======     =====   ========
Total fair value (2)                $ 25,628      $ 1,510     $   55    $ 27,193    $ 23,560      $ 1,624     $  64   $ 25,248
                                    ========      =======     ======    ========    ========      =======     =====   ========
Total unrealized losses             $ (7,824)     $  (787)    $  (25)   $ (8,636)   $ (1,643)     $  (168)    $  (5)  $ (1,816)
                                    ========      =======     ======    ========    ========      =======     =====   ========

----------
(1) For fixed income securities, cost represents amortized cost.
(2) At December 31, 2008, 95.9% of the fixed income securities portfolio was rated investment grade compared to 95.5% at December 31, 2007.

     The largest individual unrealized loss was $9 million for category (I), $61 million for category (II), $38 million for category (III) and $27 million for category (IV) as of December 31, 2008.

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

     At December 31, 2008, Category (III) for fixed income was comprised primarily of fair values of $246 million of ABS RMBS, $130 million for cash flow CLO, $130 million of corporate private and $94 million of CMBS, for a total of $600 million with unrealized losses of $317 million, $416 million, $139 million and $407 million, respectively, for a total of $1.28 billion of unrealized losses. No other security type individually represents more than $56 million of fair value within this category.

     Of the unrealized losses on below investment grade securities, 19.3% were in significant unrealized loss positions (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31,

2008. Included among the securities rated below investment grade are high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities through diversification of the portfolio, active credit monitoring and portfolio management activities. We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.

     Whenever our initial analysis indicates that a fixed income security's unrealized loss of 20% or more for at least 36 months or any equity security's unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate.

     The following table contains the individual securities with the largest unrealized losses as of December 31, 2008. No other fixed income or equity security had an unrealized loss greater than $28 million or 0.3% of the total unrealized loss on fixed income and equity securities.

                                                                                                          FAIR VALUE
                                     UNREALIZED          FAIR           NAIC           UNREALIZED          HIERARCHY
($ IN MILLIONS)                         LOSS             VALUE         RATING        LOSS CATEGORY           LEVEL
                                  ----------------   ------------   ------------   -----------------   ----------------
Municipal                             $   (61)          $  13            2                II                   2
Other CMBS                                (44)             18            1                II                   2
CMBS subordinated                         (38)              7            1                III                  3
Diversified banking institution           (37)             33            2                II                   2
Municipal                                 (33)            107            1                II                   2
Other CMBS                                (31)             12            1                II                   2
Other CMBS                                (29)             10            1                III                  3
Special purpose entity                    (29)              1            2                III                  3
                                      -------           -----
     Total                            $  (302)          $ 201
                                      =======           =====

     We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as "problem," "restructured," or "potential problem." Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan. Restructured fixed income and bank loan investments have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these investments may be classified as problem or restructured in the future.

     The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments, at December 31.

($ IN MILLIONS)                                               2008
                          ---------------------------------------------------------------------------
                                                                                         PERCENT OF
                                                    AMORTIZED                            TOTAL FIXED
                                                    COST AS A            FAIR VALUE AS   INCOME AND
                              PAR      AMORTIZED   PERCENT OF    FAIR     A PERCENT OF   BANK LOAN
                           VALUE (1)    COST (1)    PAR VALUE    VALUE     PAR VALUE     PORTFOLIOS
                           ---------    --------    ---------    -----     ---------     ----------
Restructured               $      71   $     57         80.3%   $   57         80.3%           0.1%
Problem                          837        188         22.5       147         17.6            0.3
Potential problem              1,194        432         36.2       297         24.9            0.7
                           ---------   --------                 ------                       -----
Total net carrying value   $   2,102   $    677         32.2    $  501         23.8            1.1%
                           =========   ========                 ======                       =====
Cumulative write-
  downs recognized (2)                 $  1,294
                                       ========

($ IN MILLIONS)                                               2007
                          ---------------------------------------------------------------------------
                                                                                         PERCENT OF
                                                    AMORTIZED                            TOTAL FIXED
                                                    COST AS A            FAIR VALUE AS   INCOME AND
                               PAR     AMORTIZED   PERCENT OF    FAIR     A PERCENT OF   BANK LOAN
                              VALUE      COST       PAR VALUE    VALUE     PAR VALUE     PORTFOLIOS
                              -----      ----       ---------    -----     ---------     ----------
Restructured                 $    9     $     5         55.6%    $   6         66.7%            --%
Problem                         237          14          5.9        14          5.9             --
Potential problem               277         218         78.7       172         62.1            0.3
                             ------     -------                  -----                       -----
Total net carrying value     $  523     $   237         45.3     $ 192         36.7            0.3%
                             ======     =======                  =====                       =====
Cumulative write-
  downs recognized (2)                  $   261
                                        =======

----------
    (1) The difference between par value and amortized cost of $1.43 billion at December 31, 2008 is primarily attributable to write-downs. Par value has been reduced by principal payments.
    (2) Cumulative write-downs recognized only reflects impairment write-downs related to investments within the problem, potential problem and restructured categories.

     At December 31, 2008, amortized cost for the problem category was $188 million and was comprised of $80 million of corporates (primarily privately placed), $48 million of financial sector-related holdings, $19 million of real estate investment trusts and $9 million of bank loans. Also included were $18 million of market value CDO, $10 million of ABS CDO, $3 million of ABS RMBS, and $1 million of Alt-A. The increase over December 31, 2007 is attributable to the addition of fixed income and bank loan holdings that either are in default with respect to principal or interest and/or are investments issued by companies that went into bankruptcy during the period. The amortized cost of problem investments with a fair value less than 70% of amortized cost totaled $64 million, with unrealized losses of $29 million and fair value of $35 million.

     At December 31, 2008, amortized cost for the potential problem category was $432 million and was comprised of $130 million of other CDO, $79 million of Alt-A, $48 million of ABS RMBS and $13 million of other ABS. Also included were $65 million of corporates (primarily privately placed home builders and suppliers), $41 million of financial sector-related holdings, $37 million of foreign government holdings, $13 million of bank loans and $6 million of CRE CDO. The increase over December 31, 2007 is primarily attributable to the additions of certain real estate-related holdings, including securities collateralized by residential and commercial mortgage loans, as well as market value, cash flow and synthetic CDO. Also contributing to the increase were financial sector-related holdings and corporates, primarily privately placed. The amortized cost of potential problem investments with a fair value less than 70% of amortized cost totaled $194 million, with unrealized losses of $127 million and fair value of $67 million.

     We evaluated each of these investments through our portfolio monitoring process at December 31, 2008 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.

NET INVESTMENT INCOME The following table presents net investment income for the years ended December 31.

        ($ IN MILLIONS)                                    2008          2007          2006
                                                        ----------    ----------    ----------
        Fixed income securities                        $   3,112     $   3,589     $   3,505
        Mortgage loans                                       580           552           508
        Equity securities                                      7             4             2
        Limited partnership interests                         29            87            42
        Other                                                121           243           257
                                                        ----------    ----------    ----------
        Investment income, before expense                  3,849         4,475         4,314
        Investment expense                                  (129)         (270)         (257)
                                                        ----------    ----------    ----------
        Net investment income (1)                      $   3,720     $   4,205     $   4,057
                                                        ==========    ==========    ==========

----------
     (1) Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income. The amount of EMA LP income included in net investment income was $14 million in 2008, $50 million in 2007 and $15 million in 2006. The amount of EMA LP loss included in realized capital gains and losses was $14 million in 2008.

     Total investment expenses decreased $141 million in 2008 compared to 2007, after increasing $13 million in 2007 compared to 2006. The 2008 decrease was primarily due to lower expenses associated with a lower amount of collateral received in connection with securities lending transactions. The average amount of collateral held in connection with securities lending was approximately $1.65 billion in 2008 compared to approximately $2.79 billion in 2007, as a result of actions to reduce our securities lending balances.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

        ($ IN MILLIONS)                                    2008          2007          2006
                                                        ----------    ----------    ----------
        Sales (1)                                      $     184     $      70     $     (29)
        Impairment write-downs (2)                        (1,227)         (118)          (21)
        Change in intent write-downs (1) (3)              (1,207)          (92)          (60)
        Valuation of derivative instruments                 (985)          (63)          (17)
        EMA LP income (4)                                    (14)           --            --
        Settlement of derivative instruments                 197             6            48
                                                        ----------    ----------    ----------
        Realized capital gains and losses, pre-tax        (3,052)         (197)          (79)
        Income tax benefit                                 1,067            69            28
                                                        ----------    ----------    ----------
        Realized capital gains and losses, after-tax   $  (1,985)    $    (128)    $     (51)
                                                        ==========    ==========    ==========

----------
         (1) To conform to the current period presentation, certain amounts in the prior periods have been reclassified.
         (2) Impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.
         (3) Change in intent write-downs reflect instances where we cannot assert a positive intent to hold until recovery.
         (4) Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

     SALES net realized gains in 2008 were primarily due to net realized gains on fixed income securities of $239 million comprised of gross gains of $626 million and gross losses of $387 million. The net realized gains on sales in 2007 were primarily due to net realized gains on limited partnership interests of $44 million comprised of gross gains of $45 million and gross losses of $1 million.

     The ten largest losses from sales of individual securities for the year ended December 31, 2008 totaled $77 million and ranged from $4 million to $15 million. One security totaling $11 million was in an unrealized loss position greater than or equal to 20% of amortized cost for fixed income securities or cost for equity securities for a period of less than six consecutive months. Two securities totaling $18 million were in an unrealized loss position greater than or equal to 20% of amortized cost for fixed income securities or cost for equity securities for a period of more than six but less than twelve consecutive months.

     Our largest aggregate loss on sales and write-downs are shown in the following table by issuer and its affiliates. No other issuer together with its affiliates had an aggregated loss on sales and write-downs greater than 1.2% of the total gross loss on sales and write-downs on fixed income and equity securities.

                                 FAIR VALUE     GAIN/                DECEMBER 31,       NET
                                  AT SALES     LOSS ON   WRITE-         2008        UNREALIZED
($ IN MILLIONS)                 ("PROCEEDS")    SALES     DOWNS      HOLDINGS (1)   GAIN (LOSS)
                                ------------    ------   -------    -------------   -----------
Finance company                    $    136    $   (6)   $   (69)   $      6          $    --
Savings and loan                         17        --        (72)         --               --
Synthetic CDO                            --        --        (50)         14              (10)
Savings and loan                         --        --        (45)         --               --
Large international insurer              68         1        (38)         38               (7)
Residential mortgage investor            --        --        (35)          6               (2)
UK homebuilder                           --        --        (34)         22               --
Door and window manufacturer             --        --        (31)         37                7
Private equity property fund              8        --        (31)         --               --
                                   --------    ------    -------    --------          -------
Total                              $    229    $   (5)   $  (405)   $    123          $   (12)
                                   ========    ======    =======    ========          =======

----------
 (1) Holdings include fixed income securities at amortized cost or equity securities at cost.

     The circumstances of the above losses are considered to be security or issue specific and are not expected to have a material effect on other holdings in our portfolio.

     We may sell or change our intent to hold a security until recovery for impaired fixed income or equity securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the amortized cost or cost, in situations where significant unanticipated new facts and circumstances emerge or existing facts and circumstances increase in significance and are anticipated to adversely impact a security's future valuations more than previously expected; including negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt and equity) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, liquidity needs, unanticipated federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

     Upon approval of programs involving the expected disposition of investments, portfolio managers identify a population of suitable investments, typically larger than needed to accomplish the objective, from which specific securities are selected to sell. Due to our change in intent to hold until recovery, we recognize impairments on investments within the population that are in an unrealized loss position. Further unrealized loss positions that develop subsequent to the original write-down are recognized in the reporting period in which they occur through the date the program is closed. The program is closed when the objectives of the program are accomplished or a decision is made not to fully complete it, at which time an evaluation is performed of any remaining securities and where appropriate they are redesignated as having the intent to hold to recovery. Reasons resulting in a decision not to complete an approved program include matters such as the mitigation of concerns that led to the initial decision, changes in priorities or new complications that emerge from significant unanticipated developments, such as subsequent significant deterioration which we view to be temporary in nature, to the point at which securities could only be sold at prices below our view of their intrinsic values, or subsequent favorable developments that support a return to having the intent to hold to recovery. Subsequent other-than-temporary impairment evaluations utilize the amortized cost or cost basis that reflect the write-downs. Fixed income securities subject to change in intent write-downs, including those redesignated as intent to hold, continue to earn investment income and any discount or premium from the amortized cost basis that reflects the write-downs is recognized using the effective yield method over the expected life of the security.

     As previously described above, it is not possible to reliably identify a reasonably likely circumstance that would result in a change in intent to hold securities to recovery leading to the reporting of additional realized capital losses, since they result from significant unanticipated changes. Our fixed income securities and equity securities have gross unrealized losses of $8.61 billion and $25 million, respectively, at December 31, 2008 that we concluded were temporary in nature and we have the intent and ability to hold the securities until recovery.

IMPAIRMENT WRITE-DOWNS for the years ended December 31 are presented in the following table.

             ($ IN MILLIONS)                        2008            2007          2006
                                                -------------   ------------   -----------
             Fixed income securities             $   (1,123)     $    (104)     $    (14)
             Equity securities                           (7)            --            (2)
             Limited partnership interests              (66)           (10)           --
             Short-term investments                      --             (1)           (3)
             Other investments                          (31)            (3)           (2)
                                                 ----------      ---------      --------
                 Total impairment write-downs    $   (1,227)     $    (118)     $    (21)
                                                 ==========      =========      ========

     $803 million or 71.5% of the fixed income security write-downs in 2008 related to impaired securities that were performing in line with anticipated or contractual cash flows, but which were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default. As of December 31, 2008, for these securities, there have been no defaults or defaults impacting classes lower in the capital structure. $92 million of the fixed income security write-downs in 2008 primarily related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value and $105 million related to securities for which future cash flows are very uncertain. Equity securities were written down primarily due to the length of time and extent fair value was below cost, considering our assessment of the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends.

     Impairment write-downs and cash received, inclusive of sales, on these investments for the year ended December 31, 2008 are presented in the following table. Notwithstanding our intent and ability to hold these securities with impairment write-downs, we concluded that we could not reasonably assert that the recovery period would be temporary.

           ($ IN MILLIONS)                                                             DECEMBER 31, 2008
                                                                             ----------------------------------
           PERFORMING IN ACCORDANCE WITH ANTICIPATED OR                        IMPAIRMENT            CASH
             CONTRACTUAL CASH FLOWS                                            WRITE-DOWNS         RECEIVED(3)
                                                                             ---------------     --------------
                 Alt-A
                    No defaults in underlying collateral                    $          (30)     $           15
                    Defaults lower in capital structure                                (14)                  9
                                                                             ---------------     --------------
                                                                                       (44)                 24
                 ABS RMBS                                                             (142)                 13
                 ABS CDO                                                               (63)                  5
                 CMBS and CRE CDO                                                      (46)                  6
                 Other CDO                                                             (88)                 14
                 Synthetic CDO                                                        (186)                  8
                 Corporate
                    Automotive                                                          (2)                  4
                    Bond reinsurer - convertible to perpetual security                 (22)                  1
                    Financials                                                         (69)                  6
                    Gaming                                                              (3)                 --
                    Home construction                                                  (64)                  8
                    Oil and gas                                                         (2)                  1
                    Publishing                                                          (4)                 --
                    Real estate and Real Estate Investment Trust                       (43)                  3
                    Telecommunications                                                 (10)                 --
                                                                             ---------------     --------------
                         Subtotal                                                     (219)                 23
                 Other                                                                 (15)                 13
                                                                             ---------------     --------------
                         SUBTOTAL (1)                                                 (803)                106

           DEPARTURE FROM ANTICIPATED OR CONTRACTUAL CASH FLOWS
                 Future cash flows expected -
                    ABS RMBS                                                           (23)                  6
                    Corporate
                       Broadcasting                                                    (23)                  1
                       Equity structured note                                          (30)                 --
                       Financials                                                      (16)                  8
                                                                             ---------------     --------------
                         SUBTOTAL (2)                                                  (92)                 15
                 Future cash flows very uncertain -
                    Other CDO                                                          (33)                  1
                    ABS RMBS                                                            (4)                  1
                    Corporate
                       Food manufacturer                                               (10)                 --
                       Financials                                                      (58)                  9
                                                                             ---------------     --------------
                         SUBTOTAL                                                     (105)                 11
                 Investments disposed                                                 (123)                106
                                                                             ---------------     --------------
           TOTAL FIXED INCOME SECURITIES (4)                                $       (1,123) (4) $          238
                                                                             ===============     ==============
           TOTAL EQUITY SECURITIES                                          $           (7)     $           14
                                                                             ===============     ==============
           TOTAL LIMITED PARTNERSHIP INTERESTS                              $          (66)     $           13
                                                                             ===============     ==============
           TOTAL OTHER INVESTMENTS                                          $          (31)     $            6
                                                                             ===============     ==============

----------
              (1) Written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default. As of December 31, 2008, for the securities with direct interest in the lender, there have been no defaults. For securities supported by collateral, there have been no defaults or defaults have occurred in classes lower in the capital structure.
              (2) Experienced a significant departure from anticipated residual cash flows. While these fixed income security write-downs were valued at a significant discount to cost, we believe these securities retain economic value.
              (3) Cash received includes both income and principal collected during the period and proceeds upon sale.
              (4) Impairment write-downs on our illiquid portfolios were $654 million.

     CHANGE IN INTENT WRITE-DOWNS totaling $1.21 billion in 2008 included $1.12 billion for fixed income securities, $14 million for equity securities and $73 million for mortgage loans compared to $64 million for fixed income securities and $28 million for mortgage loans in 2007. The change in intent write-downs in 2008 were a result of our risk mitigation and return optimization programs and ongoing comprehensive reviews of our portfolios.

     Change in intent write-downs for the year ended December 31, 2008 are presented in the table below.

                                                                                       FAIR VALUE OF
($ IN MILLIONS)                                                                         OUTSTANDING
                                                                       SFAS NO. 157   CHANGE IN INTENT       NET REALIZED
CRITERIA                                             SECURITY TYPE         LEVEL           ASSETS          CAPITAL LOSS (3)
--------                                             -------------       ---------       ----------        ----------------

RISK MITIGATION

Targeted reductions (1) in commercial real          CRE CDO                       3           $     27           $    (330)
estate exposure where it is anticipated that
future downside risk remains.  Considerations       CMBS                          2                 --                 (22)
included position held in the capital structure,                                  3                 29                (203)
vintage year, illiquidity and deteriorating
fundamentals.                                       Mortgage loans                3                127                 (71)

Targeted reductions (1) in residential real
estate where management believes there is a risk    Prime                         2                 --                  (6)
of future material declines in price in the                                       3                 --                  (5)
event of continued deterioration in the
economy.  Considerations included position held     Alt-A                         3                 20                 (44)
in the capital structure, projected performance
of the collateral, and expected internal rates      ABS RMBS                      3                 33                (200)
of return.

Targeted reductions (1) in financial sector         Financial sector              2                 14                (154)
exposure included securities issued by certain                                    3                 --                 (29)
regional banks and certain large financial
institutions.
                                                    Other                         2                  4                 (18)
                                                                                              --------           ---------
 Total risk mitigation                                                                             254              (1,082)
 Individual identification                                                                         520                (116)
 Other                                                                                              --                  (9)
                                                                                              --------           ---------
 Total                                                                                        $    774           $  (1,207) (2)
                                                                                              ========           =========

----------
     (1) Targeted reductions are made from identified specific investments.
     (2) Change in intent write-downs on our illiquid portfolios were $811 million.
     (3) Change in intent write-downs are related to the risk mitigation targeted reduction for this security type for the year and not for the outstanding change in intent assets at December 31, 2008.

     Investments for which we had changed our intent to hold to recovery as of June 30, 2008 totaled $2.97 billion and included $2.64 billion as part of the risk mitigation and return optimization programs and $329 million related to individual securities. The following table summarizes the activity related to investments for which we had changed our intent to hold.


               ($ IN MILLIONS)
               Carrying value as of June 30, 2008                                           $      2,966
               Re-designated as intent to hold to recovery as of October 1, 2008 (1)                (834)
               Sales:
                 Risk mitigation and return optimization program (2)                              (1,029)
                 Other programs                                                                     (231)
               Net realized capital gains and losses on sales:
                 Risk mitigation and return optimization program (2)                                 (72)
                 Other programs                                                                       (8)
               Additional change in intent designations (3)                                          516
               Write-downs (4)                                                                      (552)
               Other                                                                                  18
                                                                                              ------------
               Carrying value as of December 31, 2008                                       $        774
                                                                                              ============

----------
                 (1) Net unrealized capital losses on these re-designated
                     investments were $202 million as of December 31, 2008.
                 (2) Net proceeds from the sales of risk mitigation and return optimization actions totaled $1.03 billion with an additional loss of $72 million or 93% of fair values reported at June 30, 2008.
                 (3) Comprised $275 million and $241 million for which we
                     changed our intent to hold in the third and fourth quarter of 2008, respectively, due to unanticipated changes in facts and circumstances.
                 (4) Includes change in intent write-downs of $262 million and
                     $191 million in the third and fourth quarter of 2008, respectively, and impairment write-downs of $91 million and $8 million in the third and fourth quarter of 2008, respectively.

     Our original objective in our June 30, 2008 risk mitigation and return optimization program was to reduce our exposure to the identified investments in an orderly fashion prior to additional significant negative impacts. Though we were able to complete a considerable portion of the reduction, approximately $1.03 billion of this program, during the third and fourth quarters of 2008 the financial markets experienced additional and severe dislocation. A series of events, which includes the effects of failures of large financial institutions and intermediaries and various intervention by the government, significantly increased the level of uncertainty in the market. These conditions drove significant volatility in the levels of liquidity and put additional and immediate downward pressures on prices of certain of these investments in respect to our estimated intrinsic values. As a result of these market conditions, which have worsened, we determined that we would not be able to sell certain of these investments at our view of their intrinsic values.

     Investments re-designated at October 1, 2008 as having the intent to hold to recovery due to our inability to dispose of them for values equal to or greater than our view of their intrinsic value are presented in the following table.

                                                                        AMORTIZED                                AMORTIZED
                                                    FAIR VALUE AT        COST AT          FAIR VALUE AT           COST AT
                                                     OCTOBER 1,        OCTOBER 1,         DECEMBER 31,          DECEMBER 31,
     ($ IN MILLIONS)                                    2008              2008                2008                  2008
                                                  ---------------    --------------     ----------------     ----------------
     ABS RMBS                                   $       441        $       439        $         350        $          453
     Finance sector (1)                                 293                291                  188                   248
     Alt-A                                               31                 31                   18                    29
     CMBS                                                30                 30                   10                    35
     Prime                                               21                 21                   18                    21
     Corporate publicly placed securities                17                 17                   17                    17
     Mortgage loans                                       5                  5                    5                     5
                                                  ---------------    --------------     ----------------     ----------------
        Total                                   $       838        $       834        $         606        $           808
                                                  ===============    ==============     ================     ================

----------
     (1) Includes corporate and corporate privately placed securities with financial sector exposure.

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

     VALUATION AND SETTLEMENT OF DERIVATIVE INSTRUMENTS net realized capital losses totaling $788 million for the year ended December 31, 2008 included $985 million of losses on the valuation of derivative instruments, including $367 million of losses for the accounting valuation of embedded options in equity indexed notes and convertible fixed income securities, partially offset by $197 million of gains on the settlement of derivative instruments. For the year ended December 31, 2007, net realized capital loss on the valuation and settlement of derivative instruments totaled $57 million.

     At December 31, 2008, our securities with embedded options totaled $972 million and decreased in fair value from December 31, 2007 by $532 million, comprised of realized capital losses on valuation of $367 million, net sales activity of $153 million, and unrealized net capital losses reported in other comprehensive income ("OCI") of $12 million for the host securities. Net unrealized capital losses were further decreased by $4 million due to amortization and impairment write-downs on the host securities. The change in fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in value of the host securities is reported in OCI. Total fair value exceeded amortized cost by $17 million at December 31, 2008. Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value if held to maturity unless the issuer of the note defaults. Total par value exceeded fair value by $206 million at December 31, 2008.

     Losses on derivatives used for interest rate risk management but which have not been designated as accounting hedges, primarily in our duration management programs, were related to changing interest rates.

     A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level. A duration target and range is established with an economic view of liabilities relative to a long-term investment portfolio view. Tactical duration management is accomplished through both cash market transactions including new purchases and derivative activities that generate realized gains and losses. As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio. This approach mitigates the impacts of general interest rate changes to the overall financial condition of the Company.

     The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy for the years ended December 31.

($ IN MILLIONS)                           2008                 2007     2006                   2008 EXPLANATIONS
                           --------------------------------   -------  -------  ----------------------------------------------------
                            VALUATION   SETTLEMENTS   TOTAL    TOTAL    TOTAL
                           -----------  -----------  -------  -------  -------
RISK REDUCTION
   Duration gap
    management            $     (543)  $        40  $ (503)  $  (27)  $  (51)    Interest rate caps, floors and swaps are used to
                                                                                 align interest-rate sensitivities of our assets
                                                                                 and liabilities. The contracts settle based on
                                                                                 differences between current market rates and a
                                                                                 contractually specified fixed rate through
                                                                                 expiration. The contracts can be terminated and
                                                                                 settled at anytime with a minimal additional cost.
                                                                                 The maximum loss on caps and floors would be
                                                                                 limited to the amount of premium paid for the
                                                                                 protection. The change in valuation reflects the
                                                                                 changing value of expected future settlements from
                                                                                 changing interest rates, which may vary over the
                                                                                 period of the contracts. The 2008 year to date
                                                                                 ("YTD") losses, resulting from decreasing interest
                                                                                 rates, are offset in unrealized gains in OCI to
                                                                                 the extent it relates to changes in risk-free
                                                                                 rates; however, the impact of widening credit
                                                                                 spreads more than offset this benefit.

   Anticipatory hedging           (1)          154     153      (30)      17     Futures are used to protect investment spread from
                                                                                 interest rate changes for mismatches in the timing
                                                                                 of cash flows between product sales and the
                                                                                 related investment activity. The futures contracts
                                                                                 are exchange traded, daily cash settled and can be
                                                                                 exited at any time for minimal additional cost. If
                                                                                 the cash flow mismatches are such that a positive
                                                                                 net investment position is being hedged, there is
                                                                                 an offset for the related investments unrealized
                                                                                 loss in OCI. The 2008 YTD amounts reflect
                                                                                 decreases in risk-free interest rates on a net
                                                                                 long position as liability issuances exceeded
                                                                                 asset acquisitions.

   Hedging of interest                                                           Value of expected future settlements and the
    rate exposure in                                                             associated value of future credited interest,
    annuity contracts            (22)           (7)    (29)     (22)       1     which is reportable in future periods when
                                                                                 incurred, decreased due to declining interest
   Hedging unrealized                                                            rates.
    gains on equity
    indexed notes                 --             7       7       --       --

   Hedge ineffectiveness          (2)           (2)     (4)     (13)      (7)    The hedge ineffectiveness of ($2 million) includes
                                                                                 $416 million in realized capital losses on swaps
                                                                                 that were offset by $414 million in realized
                                                                                 capital gains on the hedged risk.

   Foreign currency
    contracts                     --            (1)     (1)     (13)      (5)

   Credit risk reduction          20            (3)     17       --       --     Valuation gain is the results of widening credit
                                                                                 spreads on referenced credit entities.

   Other                           1            --       1       --       --
                           -----------  -----------  -------  -------  -------
    TOTAL RISK
     REDUCTION            $     (547)  $       188  $ (359)  $ (105)  $  (45)

INCOME GENERATION
   Asset replication -                                                           Credit default swaps are used to replicate fixed
    credit exposure       $      (71)  $         9  $  (62)  $  (18)  $    4     income securities and to complement the cash
                                                                                 market when credit exposure to certain issuers is
                                                                                 not available or when the derivative alternative
                                                                                 is less expensive than the cash market
                                                                                 alternative. The credit default swaps typically
                                                                                 have five year term for which we receive periodic
                                                                                 premiums through expiration. The 2008 YTD changes
                                                                                 in valuation are due to the widening credit
                                                                                 spreads, and would only be converted to cash upon
                                                                                 disposition which can be done at any time, or if
                                                                                 the credit event specified in the contract occurs.
                                                                                 The maximum exposure is equal to the notional
                                                                                 amount of the credit derivative. If the credit
                                                                                 event specified in the contract occurs, we are
                                                                                 obligated to pay the counterparty the notional
                                                                                 amount of the contract and receive in return the
                                                                                 referenced defaulted security or similar security.
                                                                                 As of December 31, 2008, we had $517 million of
                                                                                 notional outstanding.
                           -----------  -----------  -------  -------  -------
    TOTAL INCOME
     GENERATION           $      (71)  $         9  $  (62)  $  (18)  $    4
                           -----------  -----------  -------  -------  -------

($ IN MILLIONS)                           2008                 2007     2006                   2008 EXPLANATIONS
                           ---------------------------------  -------  -------  ----------------------------------------------------
                            VALUATION   SETTLEMENTS   TOTAL    TOTAL    TOTAL
                           -----------  -----------  -------  -------  -------
ACCOUNTING
    Equity indexed notes  $     (290)  $        --  $ (290)  $   38   $   35     Equity-indexed notes are fixed income securities
                                                                                 that contain embedded options. The changes in
                                                                                 valuation of the embedded equity indexed call
                                                                                 options are reported in realized capital gains and
                                                                                 losses. The results generally track the
                                                                                 performance of underlying equity indices. During
                                                                                 2008, one of the embedded options was valued at $0
                                                                                 due to the counterparty's bankruptcy. As a result,
                                                                                 an additional $21 million of losses was reported
                                                                                 in realized capital gains and losses. Valuation
                                                                                 gains and losses are converted into cash upon sale
                                                                                 or maturity. In the event the economic value of
                                                                                 the options is not realized, we will recover the
                                                                                 par value of the host fixed income security if
                                                                                 held to maturity unless the issuer of the note
                                                                                 defaults. Par value exceeded fair value by $167
                                                                                 million at December 31, 2008. Equity-indexed notes
                                                                                 are subject to our comprehensive portfolio
                                                                                 monitoring and watchlist processes to identify and
                                                                                 evaluate when the carrying value may be
                                                                                 other-than-temporarily impaired. The following
                                                                                 table compares the December 31, 2008 and December
                                                                                 31, 2007 holdings, respectively.

                                                                                ($ in millions)    December 31,        December 31,
                                                                                                       2008     CHANGE     2007
                                                                                                       ----     ------     ----
                                                                                Par value              $ 800    $  --      $ 800
                                                                                                       =====    ======     =====
                                                                                Amortized cost
                                                                                 of host contract      $ 486    $ (11)     $ 497
                                                                                Fair value
                                                                                 of equity-indexed
                                                                                 call option             132     (290)       422
                                                                                                       ----     ------     -----
                                                                                  Total amortized
                                                                                   cost                $ 618    $(301)     $ 919
                                                                                                       =====    ======     =====
                                                                                Total fair value       $ 633    $(291)     $ 924
                                                                                                       =====    ======     =====
                                                                                Unrealized gain/
                                                                                 loss                  $  15    $  10      $   5

   Conversion options in
    fixed income                                                                 Convertible bonds are fixed income securities that
    securities                   (77)           --     (77)      28       37     contain embedded options. Changes in valuation of
                                                                                 the embedded option are reported in realized
                                                                                 capital gains and losses. The results generally
                                                                                 track the performance of underlying equities.
                                                                                 Valuation gains and losses are converted into cash
                                                                                 upon our election to sell these securities. In the
                                                                                 event the economic value of the options is not
                                                                                 realized, we will recover the par value of the
                                                                                 host fixed income security if held to maturity
                                                                                 unless the issuer of the note defaults. Par value
                                                                                 exceeded fair value by $39 million at December 31,
                                                                                 2008. Convertible bonds are subject to our
                                                                                 comprehensive portfolio monitoring and watchlist
                                                                                 processes to identify and evaluate when the
                                                                                 carrying value may be other-than-temporarily
                                                                                 impaired. As a result of this process, four issues
                                                                                 were written-down during 2008. The following table
                                                                                 compares the December 31, 2008 and December 31,
                                                                                 2007 holdings, respectively.

                                                                                                                   Change
                                                                                                 December Change   due to  December
                                                                                 ($ in millions)    31,   in Fair Net Sale    31,
                                                                                                   2008    Value  Activity   2007
                                                                                                   ----    -----  --------   ----
                                                                                 Par value         $ 378   $ --    $(181)   $ 559
                                                                                                   =====   =====   ======   =====
                                                                                 Amortized cost
                                                                                  of host
                                                                                  contract         $ 247   $  7    $(147)   $ 387
                                                                                 Fair value
                                                                                  of conversion
                                                                                  option              90    (77)     (23)     190
                                                                                                   -----   -----   ------   -----
                                                                                   Total
                                                                                    amortized
                                                                                    cost           $ 337   $(70)   $(170)   $ 577
                                                                                                   =====   =====   ======   =====
                                                                                 Total fair value  $ 339   $(88)   $(153)   $ 580
                                                                                                   =====   =====   ======   =====
                                                                                 Unrealized        $   2   $(18)   $  17    $   3
                                                                                  gain/loss

                           -----------  -----------  -------  -------  -------
     TOTAL ACCOUNTING     $     (367)  $        --  $ (367)  $   66   $    72
                           -----------  -----------  -------  -------  -------
                TOTAL     $     (985)  $       197  $ (788)  $  (57)  $    31
                           ===========  ===========  =======  =======  =======

        Included in the table above are net realized capital gains on the valuation and settlement of derivative instruments related to credit spread risk hedging from our risk mitigation and return optimization programs initiated in 2008 totaling $7 million for the year ended December 31, 2008.

FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

     The following table provides additional details regarding Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Consolidated Statement of Financial Position at December 31, 2008. For further discussion of Level 1, 2 and 3 financial assets and financial liabilities, see
Note 2 of the consolidated financial statements and the Application of Critical Accounting Estimates section of the MD&A.

($ IN MILLIONS)                               QUOTED PRICES
                                                IN ACTIVE        SIGNIFICANT
                                               MARKETS FOR          OTHER         SIGNIFICANT
                                                IDENTICAL         OBSERVABLE     UNOBSERVABLE       OTHER         BALANCE AS OF
                                                 ASSETS             INPUTS          INPUTS        VALUATIONS       DECEMBER 31,
                                                (LEVEL 1)         (LEVEL 2)        (LEVEL 3)      AND NETTING         2008
                                              --------------     -------------   -------------   --------------   --------------
FINANCIAL ASSETS
   Fixed income securities:
     Corporate                               $          --      $     11,460    $        449                     $      11,909
     Corporate privately placed
       securities                                       --             2,942           9,418                            12,360
     Municipal                                          --             2,605              50                             2,655
     Municipal - ARS                                    --                --             653                               653
     U.S. government and agencies                      276             3,411              --                             3,687
     ABS RMBS                                           --                --           1,248                             1,248
     Alt-A                                              --                --             315                               315
     Other CDO                                          --                --             752                               752
     Other ABS                                          --                --             402                               402
     ABS CDO                                            --                --               6                                 6
     CRE CDO                                            --                --              27                                27
     CMBS                                               --             3,320             383                             3,703
     Preferred stock                                    --                 9               1                                10
     MBS                                                --             2,162             242                             2,404
     Foreign government                                 --             2,100              --                             2,100
     ABS - Credit card, auto and
       student loans                                    --                28             187                               215
                                              --------------     -------------   -------------                    --------------
       Total fixed income securities                   276            28,037          14,133                            42,446

   Equity securities:
     U.S. equities                                       1                --              15                                16
     International equities                             --                11              11                                22
     Other                                              --                43               1                                44
                                              --------------     -------------   -------------                    --------------
       Total equity securities                           1                54              27                                82

   Short-term investments:
     Commercial paper and other                         --             3,516              --                             3,516
     Money market funds                                342                --              --                               342
                                              --------------     -------------   -------------                    --------------
       Total short-term investments                    342             3,516              --                             3,858

   Other investments:
     Free-standing derivatives                          --               605              13                               618
                                              --------------     -------------   -------------                    --------------
       Total other investments                          --               605              13                               618
                                              --------------     -------------   -------------                    --------------
       TOTAL RECURRING BASIS ASSETS                    619            32,212          14,173                            47,004

   Non-recurring basis                                  --                --             244                               244
   Valued at cost, amortized cost or
     using the equity method                                                                    $      13,004           13,004
   Counterparty and cash collateral
     netting (1)                                                                                         (480)            (480)
                                              --------------     -------------   -------------   --------------   --------------
       TOTAL INVESTMENTS                               619            32,212          14,417           12,524           59,772
                                              --------------     -------------   -------------                    --------------
   Separate account assets                           8,239                --              --               --            8,239
   Other assets                                         (1)               --               1               --               --
                                              --------------     -------------   -------------   --------------   --------------
TOTAL FINANCIAL ASSETS                       $       8,857      $     32,212    $     14,418    $      12,524    $      68,011
                                              ==============     =============   =============   ==============   ==============
% of total financial assets                           13.0%             47.4%           21.2%            18.4%           100.0%

FINANCIAL LIABILITIES
   Contractholder funds:
     Derivatives embedded in annuity
       contracts                             $          --      $        (37)   $       (265)                    $        (302)
   Other liabilities:
     Free-standing derivatives                          --            (1,118)           (106)                           (1,224)
   Non-recurring basis                                  --                --              --                                --
   Counterparty and cash collateral
     netting (1)                                                                                $         460              460
                                              --------------     -------------   -------------   --------------   --------------
TOTAL FINANCIAL LIABILITIES                  $          --      $     (1,155)   $       (371)   $         460    $      (1,066)
                                              ==============     =============   =============   ==============   ==============
% of total financial liabilities                        --%            108.4%           34.8%           (43.2)%          100.0%

----------
(1) In accordance with Financial Accounting Standards Board ("FASB") Staff Position No. FIN 39-1, AMENDMENT OF FASB INTERPRETATION NO. 39, we net all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement. At December 31, 2008, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $20 million.

     The following table provides a summary of changes in fair value during the year ended December 31, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at December 31, 2008.


                                                                       TOTAL REALIZED AND UNREALIZED
                                                                        GAINS (LOSSES) INCLUDED IN:
                                                                     ---------------------------------
                                                                                            OCI ON            PURCHASES,
                                                     BALANCE AS OF                       STATEMENT OF     SALES, ISSUANCES
                                                       JANUARY 1,                          FINANCIAL      AND SETTLEMENTS,
($ IN MILLIONS)                                           2008        NET INCOME (1)       POSITION             NET
                                                    ---------------   ---------------   --------------   ------------------
FINANCIAL ASSETS
  Fixed income securities:
     Corporate                                     $           747   $           (94)   $         (50)   $            (354)
     Corporate privately
        placed securities                                   11,098              (226)          (1,097)                (665)
     Municipal                                                  68                --               (7)                  48
     Municipal - ARS                                           163                --              (65)                 (60)
     ABS RMBS                                                2,382              (351)            (409)                (374)
     Alt-A                                                     588               (92)             (90)                 (91)
     Other CDO                                               1,961              (305)            (854)                 (30)
     Other ABS                                                 720               (23)            (109)                (239)
     ABS CDO                                                    36               (63)              37                   (4)
     CRE CDO                                                   566              (415)             161                 (285)
     CMBS                                                      224               (38)            (473)                (106)
     Preferred stock                                            --                 1               --                   --
     MBS                                                        28                (1)             (49)                 (22)
     Foreign government                                         --                --               --                   (5)
       ABS - Credit card, auto
         and student loans                                     249               (10)             (24)                (135)
                                                    ---------------   ---------------    -------------    -----------------
           Total fixed income securities                    18,830            (1,617)          (3,029)              (2,322)
  Equity securities                                             61                (3)             (12)                  20
  Other investments:
     Free-standing
       derivatives, net                                         (6)             (125)              --                   38
                                                    ---------------   ---------------    -------------    -----------------
        TOTAL INVESTMENTS                                   18,885            (1,745)          (3,041)              (2,264)
  Other assets                                                   2                (1)              --                   --
                                                    ---------------   ---------------    -------------    -----------------
     TOTAL RECURRING LEVEL 3
        FINANCIAL ASSETS                           $        18,887   $        (1,746)   $      (3,041)   $          (2,264)
                                                    ===============   ===============    =============    =================

FINANCIAL LIABILITIES
  Contractholder funds:
      Derivatives embedded in annuity
        contracts                                  $             4   $          (270)   $          --    $               1
                                                    ---------------    --------------    -------------    -----------------
     TOTAL RECURRING LEVEL 3
       FINANCIAL LIABILITIES                       $             4   $          (270)   $          --    $               1
                                                    ===============   ===============    =============    =================

                                                                                              TOTAL
                                                                                          GAINS (LOSSES)
                                                                                           INCLUDED IN
                                                                                          NET INCOME FOR
                                                         NET                               INSTRUMENTS
                                                    TRANSFERS IN     BALANCE AS OF        STILL HELD AT
                                                    AND/OR (OUT)      DECEMBER 31,         DECEMBER 31,
($ IN MILLIONS)                                      OF LEVEL 3          2008               2008 (4)
                                                    -------------    --------------       ---------------
FINANCIAL ASSETS
  Fixed income securities:
     Corporate                                     $         200    $          449       $          (102)
     Corporate privately
        placed securities                                    308             9,418                  (265)
     Municipal                                               (59)               50                    --
     Municipal - ARS                                         615               653                    --
     ABS RMBS                                                 --             1,248                  (330)
     Alt-A                                                    --               315                   (71)
     Other CDO                                               (20)              752                  (307)
     Other ABS                                                53               402                   (10)
     ABS CDO                                                  --                 6                   (63)
     CRE CDO                                                  --                27                  (179)
     CMBS                                                    776               383                   (13)
     Preferred stock                                          --                 1                    --
     MBS                                                     286               242                    --
     Foreign government                                        5                --                    --
       ABS - Credit card, auto
         and student loans                                   107               187                    --
                                                    -------------    --------------       ---------------
           Total fixed income securities                   2,271            14,133                (1,340)
  Equity securities                                          (39)               27                    (3)
  Other investments:
     Free-standing
       derivatives, net                                       --               (93) (2)              (37)
                                                    -------------    --------------       ---------------
        TOTAL INVESTMENTS                                  2,232            14,067 (3)            (1,380)
  Other assets                                                --                 1                    (1)
                                                    -------------    --------------       ---------------
     TOTAL RECURRING LEVEL 3
        FINANCIAL ASSETS                           $       2,232    $       14,068       $        (1,381)
                                                    =============    ==============       ===============

FINANCIAL LIABILITIES
  Contractholder funds:
      Derivatives embedded in annuity
        contracts                                  $          --    $         (265)      $          (270)
                                                    -------------    --------------       ---------------
     TOTAL RECURRING LEVEL 3
       FINANCIAL LIABILITIES                       $          --    $         (265)      $          (270)
                                                    =============    ==============       ===============

----------
(1) The effect to net income of financial assets and financial liabilities totals $(2.02) billion and is reported in the Consolidated Statements of Operations as follows: $(1.83) billion in realized capital gains and losses; $91 million in net investment income; $(6) million in interest credited to contractholder funds; and $(270) million in contract benefits.
(2) Comprises $13 million of financial assets and $(106) million of financial liabilities.
(3) Comprises $14.17 billion of investments and $(106) million of free-standing derivatives included in financial liabilities.
(4) The amounts represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(1.65) billion and are reported in the Consolidated Statements of Operations as follows: $(1.45) billion in realized capital gains and losses; $75 million in net investment income; $(1) million in interest credited to contractholder funds; and $(270) million in contract benefits.

     Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market, all ABS RMBS, Alt-A, ARS backed by student loans, other CDO. certain ABS and certain CMBS are categorized as Level 3. Transfers into and out of Level 3 during the twelve months ended December 31, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories. Due to the continued lack of liquidity for the segment of the ARS market backed by student loans, certain market observable data utilized for valuation purposes became unavailable during 2008, resulting in the transfer of securities to Level 3. As of December 31, 2008, $653 million or 100.0% of our total ARS holdings were thus valued using a discounted cash flow model. Certain inputs to the valuation model that are significant to the overall valuation and not market observable included: estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium. These same securities were classified as Level 2 measurements as of January 1, 2008. As a result of a significant decline in market liquidity during the fourth quarter of 2008, securities in our Prime 2005 through 2007 vintages, ABS auto

Aaa-rated, and our below Aaa-rated CMBS were transferred to Level 3. For further discussion of transfers into and out of Level 3, see Note 7 of the consolidated financial statements.

     The following table presents fair value as a percent of par value and amortized cost for Level 3 investments at December 31, 2008.

                                                                               FAIR VALUE         FAIR VALUE
                                                                                  AS A               AS A
                                                                               PERCENT OF         PERCENT OF
        ($ IN MILLIONS)                                        FAIR VALUE      PAR VALUE        AMORTIZED COST
                                                               -----------    ------------     ----------------
        Fixed income securities:
           Corporate                                          $       449          74.0%             91.8%
           Corporate privately placed securities                    9,418          86.2              91.1
           Municipal                                                   50          83.3             100.0
           Municipal - ARS                                            653          90.1              90.1
           ABS RMBS                                                 1,248          53.3              62.4
           Alt-A                                                      315          61.4              72.9
           Other CDO                                                  752          33.8              40.5
           Other ABS                                                  402          62.0              75.6
           ABS CDO                                                      6           4.4              60.0
           CRE CDO                                                     27          13.4             108.0
           CMBS                                                       383          30.8              33.2
           Preferred stock                                              1         100.0             100.0
           MBS                                                        242          71.2              72.2
           ABS - Credit card, auto and student loans                  187          80.6              86.2
                                                               -----------
              Total fixed income securities                        14,133          70.0              77.8
                                                               -----------
        Equity securities:
           U.S. equities                                               15           N/A             100.0
           International equities                                      11         137.5              78.6
           Other                                                        1          33.3             100.0
                                                               -----------
              Total equity securities                                  27           N/A              90.0
                                                               -----------
        Other investments:
           Free-standing derivatives                                   13           N/A               N/A
                                                               -----------
              Total other investments                                  13           N/A               N/A
                                                               -----------
                 Sub-total recurring Level 3
                      investments                                  14,173          70.1              77.9
        Non-recurring basis                                           244           N/A             100.0
                                                               -----------
                 TOTAL LEVEL 3 INVESTMENTS                    $    14,417          71.3              78.1
                                                               ===========

     Non-recurring investments include certain mortgage loans, limited partnership interests and other investments remeasured at fair value due to our change in intent write-downs and other-than-temporary impairments at December 31, 2008.

MARKET RISK

     Market risk is the risk that we will incur losses due to adverse changes in equity, interest, credit spreads, or currency exchange rates and prices. Adverse changes to these rates and prices may occur due to changes in the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants or changes in market perceptions of credit worthiness and/or risk tolerance. Our primary market risk exposures are to changes in interest rates, credit spreads and equity prices, although we also have a smaller exposure to changes in foreign currency exchange rates.

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

OVERVIEW In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of the underlying risks and our product profiles.

     Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities. These investment policies, which have been approved by our board of directors, specify the investment limits and strategies that are appropriate given our liquidity, surplus, product profile and regulatory requirements. Executive oversight of investment activities is conducted primarily through our board of directors and investment committee. Asset-liability management ("ALM") policies further define the overall framework for managing market and investment risks. ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns. ALM activities follow asset-liability policies that have been approved by our board of directors. These ALM policies specify limits, ranges and/or targets for investments that best meet our business objectives in light of our product liabilities.

     We manage our exposure to market risk through the use of asset allocation, duration and value-at-risk limits, simulation, and as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on our investment portfolio and, as appropriate, on individual components of the portfolio. These duration limits place restrictions on the amount of interest rate risk that may be taken. Our value-at-risk limits are intended to restrict the potential loss in fair value that could arise from adverse movements in the fixed income, equity, and currency markets based on historical volatilities and correlations among market risk factors. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies. This day-to-day management is integrated with and informed by the activities of the ALM organization. This integration is intended to result in a prudent, methodical and effective adjudication of market risk and return, conditioned by the unique demands and dynamics of our product liabilities and supported by the continuous application of advanced risk technology and analytics.

INTEREST RATE RISK is the risk that we will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields.

     We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2008, the difference between our asset and liability duration was approximately 0.61, compared to a 0.63 gap at December 31, 2007. A positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities.

     We seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable spreads across a wide variety of interest rate and economic scenarios. To achieve this objective and limit interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities within predetermined tolerance levels. This philosophy is executed using duration targets for fixed income investments in addition to interest rate swaps, futures, forwards, caps, floors and swaptions to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

     We pledge and receive collateral on certain types of derivative contracts. For futures and option contracts traded on exchanges, we have pledged securities as margin deposits totaling $28 million as of December 31, 2008. For OTC derivative transactions including interest rate swaps, foreign currency swaps, interest rate caps, interest rate floors, and credit default swaps, master netting agreements are used. These agreements allow us to net payments due for transactions covered by the agreements and, when applicable, we are required to post collateral. As of December 31, 2008, we held cash of $20 million pledged by counterparties as collateral for OTC instruments; we pledged securities of $544 million as collateral to counterparties.

     We performed a sensitivity analysis on OTC derivative collateral requirements by assuming a hypothetical reduction in our S&P's insurance financial strength ratings from AA- to A and a 100 basis point decline in interest rates. The analysis indicated that we would have to post an estimated $449 million in additional collateral. The selection of these hypothetical scenarios should not be construed as our prediction of future events, but only as an illustration of the estimated potential effect of such events. We also actively manage our counterparty credit risk exposure by monitoring the level of collateral posted by our counterparties with respect to our receivable positions.

     To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments (as described in Note 7 of the consolidated financial statements), and certain other items including annuity liabilities and other interest-sensitive liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. The preceding assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities.

     Based upon the information and assumptions used in the duration calculation, and interest rates in effect at December 31, 2008, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $169 million, compared to $449 million at December 31, 2007. In calculating the impact of a 100 basis point increase on the value of the derivatives, we have assumed interest rate volatility remains constant. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. There are $6.19 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments. These assets and the associated liabilities have not been included in the above estimate. The $6.19 billion of assets excluded from the calculation has decreased from the $7.05 billion reported at December 31, 2007 due to capital market changes. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $487 million, compared to a decrease of $521 million at December 31, 2007.

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

CREDIT SPREAD RISK is the risk that we will incur a loss due to adverse changes in credit spreads ("spreads"). This risk arises from many of our primary activities, as we invest substantial funds in spread-sensitive fixed income assets.

     We manage the spread risk in our assets. One of the measures used to quantify this exposure is spread duration. Spread duration measures the price sensitivity of the assets to changes in spreads. For example, if spreads increase 100 basis points, the fair value of an asset exhibiting a spread duration of 5 is expected to decrease in value by approximately 5%.

     Spread duration is calculated similarly to interest rate duration. At December 31, 2008, the spread duration of assets was 4.3. Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect at December 31, 2008, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings ("spread shock") would decrease the net fair value of the assets by approximately $2.19 billion, compared to $3.12 billion at December 31, 2007. Reflected in the duration calculation are the effects of our risk mitigation actions that use credit default swaps to manage spread risk. Based on contracts in place at December 31, 2008, we would recognize realized capital gains totaling $35 million in the event of a 100 basis point immediate, parallel spread increase and $35 million in realized capital losses in the event of a 100 basis point immediate, parallel spread decrease. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

EQUITY PRICE RISK is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. At December 31, 2008, we held approximately $1.86 billion in securities with equity risk (including primarily convertible securities, limited partnership interests, non-redeemable preferred securities and equity-linked notes), compared to $1.82 billion at December 31, 2007. Additionally, we had 508 contracts in short equity index futures at December 31, 2008 with a fair value of $23 million.

     At December 31, 2008, our portfolio of securities with equity risk had a cash market portfolio beta of approximately 0.45, compared to a beta of approximately 0.89 at December 31, 2007. Beta represents a widely used methodology to describe, quantitatively, an investment's market risk characteristics relative to an index such as the S&P 500. Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by approximately 4.5%, respectively. Based upon the information and assumptions we used to calculate beta at December 31, 2008, including the effect of the equity index futures, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by approximately $82 million, compared to $164 million at December 31, 2007, and an immediate increase in the S&P 500 of 10% would increase the net fair value by $82 million compared to $164 million at December 31,

2007. In calculating the impact of a 10% S&P index perturbation on the value of the futures, we have assumed index volatility remains constant. Based on the equity index futures in place at December 31, 2008, we would recognize losses totaling $2 million in the event of a 10% increase in the S&P 500 index and $2 million in gains in the event of a 10% decrease. The selection of a 10% immediate decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

     The beta of our securities with equity risk was determined using Barra's predictive beta. This beta is based on a company's fundamental data. The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.

     At December 31, 2008 and 2007, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $8.24 billion and $14.93 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through a reinsurance agreement with Prudential as described in Note 3 of the consolidated financial statements, and therefore mitigated this aspect of our risk. Equity risk of our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2008 and 2007 were $95 million and $92 million, respectively. Separate account liabilities related to variable life contracts were $561 million and $905 million in December 31, 2008 and 2007, respectively.

     At December 31, 2008 and 2007 we had approximately $4.11 billion and $3.98 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the risk associated with these liabilities using equity-indexed options and futures, interest rate swaps, and eurodollar futures, maintaining risk within specified value-at-risk limits.

FOREIGN CURRENCY EXCHANGE RATE RISK is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from the foreign component of our limited partnership interests. We also have certain funding agreement programs and a small amount of fixed income securities that are denominated in foreign currencies, however, derivatives are used to hedge the foreign currency risk of these funding agreements and fixed income securities. At December 31, 2008 and 2007, we had approximately $713 million and $924 million, respectively, in funding agreements denominated in foreign currencies.

     At December 31, 2008, the foreign component of our limited partnership interests totaled approximately $228 million, compared to $158 million at December 31, 2007. Based upon the information and assumptions used at December 31, 2008, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates that we are exposed to would decrease the value of the foreign component of our limited partnership interests by approximately $23 million, compared with an estimated $16 million decrease at December 31, 2007. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. Our currency exposure is diversified across 33 currencies, compared to 27 currencies at December 31, 2007. Our largest individual foreign currency exposures at December 31, 2008 were to the Euro (35.5%) and the British Pound (16.1%). The largest individual foreign currency exposures at December 31, 2007 were to the Euro (41.1%) and the British Pound (21.7%). Our primary regional exposure is to Western Europe, approximately 61.1% at December 31, 2008, compared to 65.0% at December 31, 2007.

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

DEFERRED TAXES

     The total deferred tax valuation allowance is $9 million at December 31, 2008. We evaluate whether a valuation allowance is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. In determining whether a valuation allowance is needed, all available evidence is considered. This includes the potential for capital and ordinary loss carryback, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences.

     With respect to our evaluation of the need for a valuation allowance related to the deferred tax asset on unrealized losses on fixed income securities, we rely on our assertion that we have the intent and ability to hold the securities to recovery. As a result, the unrealized losses on these securities would not be expected to materialize and no valuation allowance on the associated deferred tax asset is needed.

     With respect to our evaluation of the need for a valuation allowance related to other capital losses that have not yet been recognized for tax purposes, we utilize prudent and feasible tax planning strategies. These include strategies that optimize The Allstate Corporation's (the "Corporation's") ability to carry back capital losses as well as the ability to offset future capital losses with capital gains that could be recognized for tax purposes. Changes in the market value of our investments may impact the level of capital gains and losses that can be used in the tax planning strategies. The
$9 million valuation allowance at December 31, 2008 relates to the deferred tax asset on capital losses that have not yet been recognized for tax purposes.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity and debt, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources at December 31.

       ($ IN MILLIONS)                                     2008           2007           2006
                                                        ----------     ----------     ----------
       Redeemable preferred stock                      $       --     $       --     $        5
       Common stock, retained income
         and additional capital paid-in                     4,546          4,847          5,168
       Accumulated other comprehensive (loss) income       (2,337)           (84)           325
                                                        ----------     ----------     ----------
          Total shareholder's equity                        2,209          4,763          5,498
       Debt/surplus notes                                     650            200            706
                                                        ----------     ----------     ----------
          Total capital resources                      $    2,859     $    4,963     $    6,204
                                                        ==========     ==========     ==========

     SHAREHOLDER'S EQUITY decreased in 2008 due to increased unrealized net capital losses on investments and a net loss, partially offset by capital contributions from Allstate Insurance Company ("AIC", the Company's parent). Shareholder's equity decreased in 2007 due to dividends and unrealized net capital losses on fixed income securities. The Company paid dividends of $725 million to AIC in 2007.

     DEBT/SURPLUS NOTES increased $450 million in 2008 due to the issuance of surplus notes to related parties. In 2008, the Company issued two $400 million surplus notes to AIC, and issued and transferred a $50 million surplus note to an unconsolidated affiliate. One of the $400 million surplus notes issued to AIC was cancelled and forgiven in 2008. For further details on the surplus notes issued in 2008, see Note 5 of the consolidated financial statements.

     Debt decreased $506 million in 2007 due to the repayment of a $500 million intercompany note issued to AIC in 2006 and the redemption of mandatorily redeemable preferred stock.

FINANCIAL RATINGS AND STRENGTH The following table summarizes our financial strength ratings.

                RATING AGENCY                              RATING
                -------------                              ------
                A.M. Best Company, Inc.                    A+ ("Superior")
                Standard & Poor's Ratings Services         AA- ("Very Strong")
                Moody's Investors Service, Inc.            A1 ("Good")

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, operating leverage, AIC's ratings and other factors.

     On February 2, 2009, A.M. Best affirmed our A+ financial strength rating. On January 29, 2009, S&P downgraded our financial strength rating to AA- from AA. The outlook for the rating remained negative. In October 2008, the outlook had been revised to negative from stable. On January 29, 2009, Moody's downgraded our financial strength rating to A1 from Aa3. The outlook for the rating was revised to stable from negative. In October 2008, Moody's downgraded our financial strength rating to Aa3 from Aa2.

     Effective May 8, 2008, the Company, AIC and the Corporation entered into a one-year Amended and Restated Intercompany Liquidity Agreement ("Liquidity Agreement") replacing the Intercompany Liquidity Agreement between the Company and AIC dated January 1, 2008. The Liquidity Agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. It shall be automatically renewed for subsequent one-year terms unless terminated by the parties. The Liquidity Agreement does not establish a commitment to advance funds on the part of either party. The Company and AIC each serve as a lender and borrower and the Corporation serves only as a lender. The Company also has a capital support agreement with

AIC effective December 14, 2007. Under the capital support agreement, AIC is committed to provide capital to the Company to allow for profitable growth while maintaining an adequate capital level. The maximum amount of potential funding under the intercompany liquidity and capital support agreements is $1.00 billion. See Note 5 to the consolidated financial statements for further details.

     Our life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2008, ALIC's statutory surplus is $3.25 billion at December 31, 2008, compared to $2.62 billion at December 31, 2007.

     We have received approval from the Illinois Division of Insurance for the use of two permitted practices in the statutory-basis financial statements related to areas in which statutory accounting is not reflective of the underlying economics during this period of extreme market conditions caused by the current economic crisis. The first permitted practice relates to the statutory accounting for deferred taxes and applies to ALIC. Specifically, this permitted practice increased the amount of deferred income tax asset that can be recognized in the statutory-basis financial statements and included in statutory surplus from the lesser of the amounts that can be realized in one year or 10% of adjusted statutory surplus to the lesser of deferred taxes that can be realized within 3 years or 15% of adjusted statutory surplus. The permitted practice resulted in an increase in ALIC's statutory surplus of $140 million as of December 31, 2008. Admitted statutory-basis deferred tax assets totaled $421 million after the permitted practice reflecting 52% of total potential statutory-basis deferred tax assets before non-admission limitations. The second permitted practice relates to statutory accounting for market value adjusted annuities ("MVAA") whose related assets are held in a separate account in the statutory-basis financial statements and applies to ALIC. Specifically, this permitted practice resulted in the MVAA related investments being recorded at amortized cost, which is consistent with statutory accounting for other fixed income investments and the book value method of accounting required under Illinois Code for MVAA investments held in a general account. The permitted practice was requested because the Illinois Code is silent on MVAA that are issued by a separate account. In the extreme market conditions of the economic crisis, the market value method of accounting reduced statutory surplus due to unrealized losses on investments caused by wide credit spreads and the liquidity based dislocations in the investment markets in a manner not representative of the economics of the related liabilities. The effect of the permitted practice, which is to value the invested assets and insurance reserves on a book value basis instead of the formerly used market value basis, was $394 million based on October 1, 2008 valuations and grew to $1.24 billion at December 31, 2008 due to an increase of $720 million in the investment unrealized loss position, while the market-based reserves increased $130 million relative to book-basis reserves. The permitted practice eliminated the inconsistent impacts in the amounts determined by the valuation methodologies for invested assets and insurance reserves and resulted in invested assets being valued at $8.07 billion and reserves at $9.17 billion.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2008, the RBC for each of our insurance companies was within the range that we target.

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

         -   Receipt of insurance premiums
         -   Contractholder fund deposits
         -   Reinsurance recoveries
         -   Receipts of principal, interest and dividends on investments
         -   Sales of investments
         - Funds from investment repurchase agreements, securities lending, and line of credit agreements
         -   Intercompany loans
         -   Capital contributions from parent
         -   Tax refunds/settlements

     Our potential uses of funds principally include the activities as follows.

         - Payment of contract benefits, maturities, surrenders and withdrawals
         -   Reinsurance cessions and payments
         -   Operating costs and expenses
         -   Purchase of investments
         - Repayment of investment repurchase agreements, securities lending, and line of credit agreements
         -   Payment or repayment of intercompany loans
         -   Dividends to parent
         -   Debt service expenses and repayment

     We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions. In 2008, in anticipation of continued volatility and illiquidity in the financial markets, we took actions to enhance our economic and liquidity position pending a return to normal capital market conditions. These actions included:

         - Managing our gross exposure to our largest tail risk exposure, interest rate risk, through active management of our investment and product portfolios as well as further mitigation through hedging.
         - Accumulating higher cash and short-term investment positions easily convertible to cash from asset sales, principal and interest receipts, calls, maturities and other cash inflows from our investment portfolio.
         - Reducing our securities lending program to $364 million as of December 31, 2008 from $1.78 billion as of December 31, 2007. By reducing the securities lending program, we gained additional direct access to our liquid investments.
         -   Proactively selling securities we think will become less liquid.

     We believe that these actions will provide us with a greater level of flexibility necessary to operate in the current market environment. If market conditions warrant, we may take additional actions to enhance our liquidity position including:

         - Continued retention of portfolio cash flows including approximately $7.20 billion of expected inflows from upcoming maturities, calls and prepayments on fixed income securities, mortgage loans and bank loans, and interest receipts on investments over the next twelve months. Expected interest receipts include amounts related to floating rate investments for which the interest rate fluctuates in accordance with market interest rates. Our expectation is based on market interest rates as of December 31, 2008. Further, these expected portfolio cash flows are based on investments as of December 31, 2008 and were determined without regard to increases in the portfolio for reasons such as the reinvestment of portfolio cash flows or decreases due to reductions in outstanding contractholder funds obligations.
         - The sale of fixed income securities (government, municipal and investment grade corporate bonds) with unrealized capital gains at December 31, 2008.

     With a focus on preserving capital, we consider investments which are convertible to cash without generating significant additional net realized capital losses as liquidity sources. The following table presents cash and short-term positions easily convertible to cash, and certain other liquid investments meeting these criteria.

                                                                    AS OF
                   ($ IN MILLIONS)                            DECEMBER 31, 2008
                                                             -------------------
                   Cash and short-term positions easily
                     convertible to cash available
                     same day/next day                           $      2,648
                   Other highly liquid investments (1)                  1,271
                   Other liquid investments (2)                         2,219
                                                                 ------------
                     Total liquid                                $      6,138
                                                                 ============
                   Percent of total consolidated
                     cash and investments                                10.3%

----------
                      (1) Other highly liquid investments are defined as assets
                          that are generally saleable within one week, and primarily include U.S. government and agencies bonds of $598 million, short-term investments of $234 million, corporate bonds of $206 million, agency pass through securities of $109 million and foreign sovereign securities of $100 million. The amounts shown in the table above represent the amount of our holdings in these assets, excluding any holdings with restrictions.
                      (2) Other liquid investments are defined as assets that
                          are saleable within one quarter, and primarily include short-term investments of $703 million, corporate bonds of $679 million, U.S. government and agencies bonds of $350 million and agency pass through securities of $109 million. The amounts shown in the table above represent the amount that we believe could be sold during the first quarter of 2009, excluding any holdings with restrictions.

     The above analysis identifies our access to internal sources of liquidity. We believe we have sufficient liquidity to address current planned needs from investments other than those for which we have asserted the intent to hold until recovery combined with targeted sales of certain products. Additionally, we have existing intercompany agreements in place that facilitate liquidity management.

     To increase new money for investing, we have initiated actions to accelerate the recovery of approximately $500 million of tax refunds from the overpayment of 2008 estimated taxes as well as the carryback of 2008 ordinary losses to prior tax years. $60 million in refunds were received in March 2009 and we expect the remaining refunds to be received in the first half of 2009.

     ALLSTATE PARENT COMPANY CAPITAL CAPACITY The Allstate Corporation has at the parent holding company level, deployable cash and investments totaling $3.64 billion as of December 31, 2008. These assets include highly liquid securities that are generally saleable within one week totaling $2.29 billion, additional liquid investments that are saleable within one quarter totaling $972 million, and $381 million of investments that trade in illiquid markets. The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation. In 2009, AIC will have the capacity to pay dividends currently estimated at $1.30 billion without prior regulatory approval. We do not anticipate that the Company will pay dividends to AIC in 2009. In addition, the Corporation has access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility. This provides capital for the parent company's relatively low fixed charges, estimated at $650 million in 2009, and $750 million of debt maturing in December 2009, to the extent not refinanced prior to maturity.

     In October 2008, the Corporation completed its previously approved capital contribution of $1.00 billion of invested assets to AIC. In November 2008, AIC purchased a $400 million surplus note from the Company and made a capital contribution of $600 million to the Company. An additional amount of approximately $250 million remains under the authority granted by the Corporation and AIC boards on October 15, 2008 and October 20, 2008, respectively, to make capital contributions in the form of cash and securities, by providing a guaranty or guaranties, or by purchasing one or more surplus notes or other securities on or before April 30, 2009.

     Moreover, in addition to these historic external sources of capital, access to funding from additional sources, including participation in programs offered by the U.S. Treasury and other governmental organizations, are potentially available to the Corporation and its operating subsidiaries for capital and liquidity needs.

     The Company has access to additional borrowing to support liquidity through the Corporation as follows:

- A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2008, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance fluctuates daily.

- A primary credit facility is available for short-term liquidity requirements and backs a commercial paper facility. The $1.00 billion unsecured revolving credit facility, has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining four years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend. The program is fully subscribed among 11 lenders with the largest commitments being $185 million. The commitments of the lenders are several and no lender is responsible for any other lender's commitment if such lender fails to make a loan under the facility. None of the borrowing capacity under this credit facility has been utilized. This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement. This ratio at December 31, 2008 was 20.5%. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation's senior, unsecured, nonguaranteed long-term debt. There were no borrowings under this line of credit during 2008. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

- A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission ("SEC") in May 2006 and will expire May 2009. In April 2009, the Corporation expects to ask its board of directors for authority to file a replacement universal shelf registration. The Corporation can use the current shelf registration to issue an unspecified amount of debt securities, common stock (including 364 million shares of treasury stock as of December 31, 2008), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

     LIQUIDITY EXPOSURE Contractholder funds as of December 31, 2008 were $56.78 billion. The following table summarizes contractholder funds by their contractual withdrawal provisions at December 31, 2008.

                                                                                                      % TO
             ($ IN MILLIONS)                                                                          TOTAL
                                                                                                   ----------
             Not subject to discretionary withdrawal                          $  13,337                23.5%
             Subject to discretionary withdrawal with adjustments:
                Specified surrender charges (1)                                  25,440                44.8
                Market value adjustments (2)                                      9,586                16.9
             Subject to discretionary withdrawal without adjustments (3)          8,417                14.8
                                                                             -----------           ----------
             Total contractholder funds (4)                                   $  56,780               100.0%
                                                                             ===========           ==========

----------
          (1) Includes approximately $10.99 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
          (2) Approximately $7.96 billion of the contracts with market value adjusted surrenders have a 30-45 day period during which there is no surrender charge or market value adjustment.
          (3) Includes extendible funding agreements backing medium-term notes outstanding with a par value of $1.45 billion that have been non-extended, of which $1.21 billion has been called and will be retired in March 2009 and the remainder will become due by July 31, 2009. We have accumulated, and expect to maintain, short-term and other maturing investments to fund the retirement of these obligations.
          (4) Includes approximately $1.47 billion of contractholder funds on variable annuities reinsured to Prudential effective June 1, 2006.

     While we are able to quantify scheduled maturities for our institutional products of $3.25 billion in 2009, anticipating retail product surrenders is less precise. Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. Surrenders and partial withdrawals for our retail annuities decreased 13.9% in 2008 compared to 2007. The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.3% and 11.6% in 2008 and 2007, respectively. The Company strives to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

     Our institutional products are primarily funding agreements backing medium-term notes. As of December 31, 2008, total institutional products outstanding were $8.94 billion. The following table presents the scheduled maturities for our institutional products outstanding as of December 31, 2008.

                   ($ IN MILLIONS)
                   2009                  $     3,249
                   2010                        3,059
                   2011                          760
                   2012                           40
                   2013                        1,750
                   2016                           85
                                        -------------
                                         $     8,943
                                        =============

     Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

     Certain events and circumstances could constrain our, the Corporation's or AIC's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's long-term debt rating of A3, A- and a- (from Moody's, S&P's and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa3, AA-and A+ (from Moody's, S&P's and A.M. Best, respectively) to below Baa2/BBB/A-, or a downgrade in our financial strength ratings from A1, AA-and A+ (from Moody's, S&P's and A.M. Best, respectively) to below A1/AA-/A-. The rating agencies also consider the interdependence of our individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

     CASH FLOWS As reflected in our Consolidated Statements of Cash Flows, lower operating cash flows in 2008, compared to 2007, were primarily related to a decrease in investment income, partially offset by higher premiums and income tax refunds in 2008 compared to income taxes paid in 2007. Higher operating cash flows in 2007, compared to 2006, primarily related to lower operating expenses and tax payments, and an increase in investment income, partially offset by increased policy and contract benefit payments and the absence in 2007 of contract charges on the reinsured variable annuity business.

     Cash flows provided by investing activities increased in 2008 compared to 2007, primarily due to decreased purchases of fixed income securities and mortgage loans, partially offset by lower investment collections and net change in short-term investments. Cash flows from investing activities increased in 2007, compared to 2006, primarily due to increased cash provided by operating activities, partially offset by increased cash used in financing activities.

     Higher cash flows used in financing activities in 2008 compared to 2007 were primarily due to higher maturities and retirements of institutional products, partially offset by higher contractholder fund deposits. Cash flows used in financing activities increased in 2007, compared to 2006, primarily due to lower contractholder fund deposits. For further quantification of the changes in contractholder funds, see the Operations section of MD&A.

     There were no dividends paid by the Company in 2008. In 2007 and 2006, financing cash flows were impacted by dividends paid totaling $725 million and $675 million, respectively. Cash flows from financing activities were impacted by funds paid by AIC to the Company totaling $1.41 billion in 2008. The $1.41 billion includes capital contributions paid in cash totaling $607 million and the issuance of two surplus notes, each with a principal sum of $400 million, to AIC in exchange for cash totaling $800 million. Cash flows from financing activities exclude capital contributions comprising the transfer to the Company from AIC of non-cash assets totaling $342 million and the transfer of a $50 million surplus note to Kennett Capital Inc. from the Company in exchange for a note receivable with a principal sum equal to that of the surplus note, which was originally issued to ALIC by a subsidiary. One of the surplus notes issued to AIC in 2008 was subsequently canceled and forgiven by AIC resulting in the recognition of capital contribution equal to the outstanding principal balance of the surplus note of $400 million. There were no capital contributions to the Company in 2007 and 2006.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS Our contractual obligations as of December 31, 2008 and the payments due by period are shown in the following table.

                                                                              LESS THAN                                   OVER 5
($ IN MILLIONS)                                                   TOTAL        1 YEAR       1-3 YEARS     4-5 YEARS       YEARS
                                                               ------------  ------------  ------------  ------------  ------------
Liabilities for collateral and repurchase agreements (1)        $      340    $      340    $       --    $       --    $       --
Contractholder funds (2) (3)                                        74,953         9,935        23,962        10,442        30,614
Reserve for life-contingent contract benefits (2) (4)               31,365         1,178         3,554         2,306        24,327
Surplus notes due to related parties (5)                             1,594            42            84            84         1,384
Payable to affiliates, net                                             142           142            --            --            --
Other liabilities and accrued expenses (6) (7)                         545           520            10             4            11
                                                               ------------  ------------  ------------  ------------  ------------
Total contractual cash obligations                              $  108,939    $   12,157    $   27,610    $   12,836    $   56,336
                                                               ============  ============  ============  ============  ============

----------
(1) Liabilities for collateral and repurchase agreements are typically fully secured with cash. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.
(2) Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, and institutional products. The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. We are able to quantify scheduled payments related to our immediate annuities without life contingencies and institutional products with reasonable certainty, however, estimates of anticipated payments related to interest-sensitive life, fixed deferred annuities, traditional life and immediate annuities with life contingencies are subject to contractholder discretion and are therefore more variable. Immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Extendible funding agreements backing medium-term notes outstanding are reflected in the table above at the maturity date accelerated in accordance with the contractholders' election to not extend the maturity date. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life and immediate annuities with life contingencies, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until
     (i) the occurrence of an insurable event, such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $56.78 billion for contractholder funds and $12.26 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2008. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3) Amounts estimated to be paid out of contractholder funds in 1-3 years totaling $23.96 billion includes amounts expected to be paid in 2010 of $8.90 billion, 2011 of $8.48 billion and 2012 of $6.58 billion.
(4) Amounts estimated to be paid out of reserve for life-continent contract benefits in 1-3 years totaling $3.55 billion includes amounts expected to be paid in 2010 of $1.20 billion, 2011 of $1.17 billion and 2012 of $1.18 billion.
(5) Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2008 because the surplus notes due to related parties as presented in the table above includes interest.
(6) Other liabilities primarily include accrued expenses, claim payments and other checks outstanding.
(7) Balance sheet liabilities not included in the table above include unearned and advanced premiums of $40 million and deferred tax liabilities of $801 million netted in the net deferred tax asset of $1.38 billion. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $746 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

     The following is a distribution in U.S. Dollars of funding agreements (non-putable) by currency at December 31. All foreign currency denominated funding agreements have been swapped to U.S. Dollars.

               ($ IN MILLIONS)                  2008            2007
                                             ----------      ----------
               CURRENCY
               United States Dollar         $    8,230      $   12,000
               British Pound                       435             646
               Swiss Franc                         278             278
                                             ----------      ----------
                                            $    8,943      $   12,924
                                             ==========      ==========

     Our contractual commitments as of December 31, 2008 and the periods in which the commitments expire are shown in the following table.

                                                           LESS THAN                                  OVER 5
($ IN MILLIONS)                                TOTAL        1 YEAR       1-3 YEARS     4-5 YEARS      YEARS
                                               -----        ------       ---------     ---------      -----
Other commitments - conditional             $        3    $        3    $       --    $       --    $       --
Other commitments - unconditional (1)            1,077            95           573           379            30
                                            ----------    ----------    ----------    ----------    ----------
Total commitments                           $    1,080    $       98    $      573    $      379    $       30
                                            ==========    ==========    ==========    ==========    ==========

----------
(1) Unconditional other contractual commitments scheduled to expire in 1-3 years totaling $573 million includes amounts scheduled to expire in 2010 of $136 million, 2011 of $200 million and 2012 of $237 million.

     Contractual commitments in the table above represent commitments to invest in limited partnership interests and commitments to extend mortgage loans. The funding of these commitments is largely contingent upon circumstances or events outside of our control, including those at the discretion of our counterparties. As a result, the timing of the funding of these commitments cannot be estimated and may occur at anytime prior to the expiration.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required for Item 7A is incorporated by reference to the material under the caption "Market Risk" in Part II, Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------
($ IN MILLIONS)                                                                        2008           2007           2006
                                                                                    ----------     ----------     ----------
REVENUES
Premiums (net of reinsurance ceded of $534, $625 and $617)                         $      585     $      502     $      576
Contract charges (net of reinsurance ceded of $340, $315 and $170)                        911            942          1,009
Net investment income                                                                   3,720          4,205          4,057
Realized capital gains and losses                                                      (3,052)          (197)           (79)
                                                                                    ----------     ----------     ----------

                                                                                        2,164          5,452          5,563

COSTS AND EXPENSES
Contract benefits (net of reinsurance recoveries of $1,099, $646 and $548)              1,397          1,364          1,372
Interest credited to contractholder funds (net of reinsurance recoveries
   of $43, $47 and $41)                                                                 2,356          2,628          2,543
Amortization of deferred policy acquisition costs                                         643            518            538
Operating costs and expenses                                                              400            340            398
                                                                                    ----------     ----------     ----------
                                                                                        4,796          4,850          4,851

Loss on disposition of operations                                                          (4)           (10)           (88)
                                                                                    ----------     ----------     ----------

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE                                (2,636)           592            624
                                                                                    ----------     ----------     ----------

Income tax (benefit) expense                                                             (946)           180            196
                                                                                    ----------     ----------     ----------

NET (LOSS) INCOME                                                                      (1,690)           412            428
                                                                                    ----------     ----------     ----------

OTHER COMPREHENSIVE LOSS, AFTER-TAX
Change in:
    Unrealized net capital gains and losses                                            (2,253)          (409)          (263)
                                                                                    ----------     ----------     ----------

OTHER COMPREHENSIVE LOSS, AFTER-TAX                                                    (2,253)          (409)          (263)
                                                                                    ----------     ----------     ----------

COMPREHENSIVE (LOSS) INCOME                                                        $   (3,943)    $        3     $      165
                                                                                    ==========     ==========     ==========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                           DECEMBER 31,
                                                                                     -------------------------
                                                                                        2008           2007
                                                                                     ----------     ----------
($ IN MILLIONS, EXCEPT SHARE AND PAR VALUE DATA)
ASSETS
Investments
    Fixed income securities, at fair value (amortized cost $49,136 and $58,020)     $   42,446     $   58,469
    Mortgage loans                                                                      10,012          9,901
    Equity securities, at fair value (cost $106 and $102)                                   82            102
    Limited partnership interests                                                        1,187            994
    Short-term, at fair value (amortized cost $3,855 and $386)                           3,858            386
    Policy loans                                                                           813            770
    Other                                                                                1,374          1,792
                                                                                     ----------     ----------
   Total investments                                                                    59,772         72,414

Cash                                                                                        93            185
Deferred policy acquisition costs                                                        6,701          3,905
Reinsurance recoverables                                                                 3,923          3,410
Accrued investment income                                                                  542            652
Deferred income taxes                                                                    1,382             --
Other assets                                                                             1,294            622
Separate Accounts                                                                        8,239         14,929
                                                                                     ----------     ----------
   TOTAL ASSETS                                                                     $   81,946     $   96,117
                                                                                     ==========     ==========

LIABILITIES
Contractholder funds                                                                $   56,780     $   60,464
Reserve for life-contingent contract benefits                                           12,256         12,598
Unearned premiums                                                                           32             33
Payable to affiliates, net                                                                 142            206
Other liabilities and accrued expenses                                                   1,638          2,823
Deferred income taxes                                                                       --            101
Surplus notes due to related parties                                                       650            200
Separate Accounts                                                                        8,239         14,929
                                                                                     ----------     ----------
   TOTAL LIABILITIES                                                                    79,737         91,354
                                                                                     ----------     ----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 7 AND 11)

SHAREHOLDER'S EQUITY
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares
    authorized, none issued                                                                 --             --
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares
    authorized, none issued                                                                 --             --
Common stock, $227 par value, 23,800 shares authorized and outstanding                       5              5
Additional capital paid-in                                                               2,475          1,108
Retained income                                                                          2,066          3,734
Accumulated other comprehensive loss:
    Unrealized net capital gains and losses                                             (2,337)           (84)
                                                                                     ----------     ----------
   Total accumulated other comprehensive loss                                           (2,337)           (84)
                                                                                     ----------     ----------
   TOTAL SHAREHOLDER'S EQUITY                                                            2,209          4,763
                                                                                     ----------     ----------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                       $   81,946     $   96,117
                                                                                     ==========     ==========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------------------
($ IN MILLIONS)                                                                         2008           2007           2006
                                                                                     ----------     ----------     ----------
REDEEMABLE PREFERRED STOCK - SERIES A
Balance, beginning of year                                                          $       --     $        5     $        5
Redemption of stock                                                                         --             (5)            --
                                                                                     ----------     ----------     ----------
Balance, end of year                                                                        --             --              5
                                                                                     ----------     ----------     ----------
REDEEMABLE PREFERRED STOCK - SERIES B                                                       --             --             --
                                                                                     ----------     ----------     ----------
COMMON STOCK                                                                                 5              5              5
                                                                                     ----------     ----------     ----------
ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year                                                               1,108          1,108          1,108
Capital contributions                                                                    1,349             --             --
Gain on reinsurance transaction with affiliate (see Note 5)                                 18             --             --
                                                                                     ----------     ----------     ----------
Balance, end of year                                                                     2,475          1,108          1,108
                                                                                     ----------     ----------     ----------
RETAINED INCOME
Balance, beginning of year                                                               3,734          4,055          4,302
Net (loss) income                                                                       (1,690)           412            428
Gain on purchase of investments from AIC (see Note 5)                                       22             --             --
Dividends                                                                                   --           (725)          (675)
Cumulative effect of a change in accounting principle                                       --             (8)            --
                                                                                     ----------     ----------     ----------
Balance, end of year                                                                     2,066          3,734          4,055
                                                                                     ----------     ----------     ----------
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year                                                                 (84)           325            588
Change in unrealized net capital gains and losses                                       (2,253)          (409)          (263)
                                                                                     ----------     ----------     ----------
Balance, end of year                                                                    (2,337)           (84)           325
                                                                                     ----------     ----------     ----------
TOTAL SHAREHOLDER'S EQUITY                                                          $    2,209     $    4,763     $    5,498
                                                                                     ==========     ==========     ==========

                 See notes to consolidated financial statements.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------------------
($ IN MILLIONS)                                                                         2008           2007           2006
                                                                                     ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                   $   (1,690)    $      412     $      428
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Amortization and other non-cash items                                               (423)          (289)          (280)
      Realized capital gains and losses                                                  3,052            197             79
      Loss on disposition of operations                                                      4             10             88
      Interest credited to contractholder funds                                          2,356          2,628          2,543
      Changes in:
        Policy benefit and other insurance reserves                                       (446)          (290)          (199)
        Unearned premiums                                                                   (2)            (1)            (1)
        Deferred policy acquisition costs                                                   47            (29)          (205)
        Reinsurance recoverables                                                          (167)          (276)          (218)
        Income taxes                                                                      (828)           112           (122)
        Other operating assets and liabilities                                              --            104             93
                                                                                     ----------     ----------     ----------
           Net cash provided by operating activities                                     1,903          2,578          2,206
                                                                                     ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales:
    Fixed income securities                                                             11,083         11,222         12,290
    Equity securities                                                                      131             73             23
    Limited partnership interests                                                          100            181            114
    Mortgage loans                                                                         248             --             --
    Other investments                                                                      135            156            265
Investment collections:
    Fixed income securities                                                              2,530          2,981          2,727
    Mortgage loans                                                                         800          1,506          1,618
    Other investments                                                                       95            383            447
Investment purchases:
    Fixed income securities                                                             (6,498)       (12,096)       (16,246)
    Equity securities                                                                     (133)          (101)          (282)
    Limited partnership interests                                                         (410)          (673)           (22)
    Mortgage loans                                                                      (1,115)        (2,637)        (2,159)
    Other investments                                                                     (120)          (693)          (754)
Change in short-term investments, net                                                   (4,529)            31            362
Change in other investments, net                                                          (359)            30              9
Disposition of operations                                                                   (3)            (5)          (826)
                                                                                     ----------     ----------     ----------
        Net cash provided by (used in) investing activities                              1,955            358         (2,434)
                                                                                     ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of surplus notes to related parties                                               800             --             --
Capital contributions                                                                      607             --             --
Note payable to parent                                                                      --           (500)           500
Redemption of redeemable preferred stock                                                    --            (11)           (26)
Contractholder fund deposits                                                             9,253          7,948          9,546
Contractholder fund withdrawals                                                        (14,610)        (9,736)        (8,998)
Dividends paid                                                                              --           (725)          (675)
                                                                                     ----------     ----------     ----------
        Net cash (used in) provided by financing activities                             (3,950)        (3,024)           347
                                                                                     ----------     ----------     ----------
NET (DECREASE) INCREASE IN CASH                                                            (92)           (88)           119
CASH AT BEGINNING OF YEAR                                                                  185            273            154
                                                                                     ----------     ----------     ----------
CASH AT END OF YEAR                                                                 $       93     $      185     $      273
                                                                                     ==========     ==========     ==========

                 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Allstate Life Insurance Company ("ALIC") and its wholly owned subsidiaries (collectively referred to as the "Company"). ALIC is wholly owned by Allstate Insurance Company ("AIC"), which is wholly owned by Allstate Insurance Holdings, LLC, a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany accounts and transactions have been eliminated.

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

            ($ IN MILLIONS)                                           2008           2007           2006
                                                                   ----------     ----------     ----------
            PREMIUMS
              Traditional life insurance (1)                      $      368     $      260     $      257
              Immediate annuities with life contingencies                132            204            278
              Accident, health and other                                  85             38             41
                                                                   ----------     ----------     ----------
                 TOTAL PREMIUMS                                          585            502            576

            CONTRACT CHARGES
              Interest-sensitive life insurance (1)                      855            862            797
              Fixed annuities                                             55             79             73
              Variable annuities                                           1              1            139
                                                                   ----------     ----------     ----------
                TOTAL CONTRACT CHARGES                                   911            942          1,009
                                                                   ----------     ----------     ----------
                    TOTAL PREMIUMS AND CONTRACT CHARGES           $    1,496     $    1,444     $    1,585
                                                                   ==========     ==========     ==========

            ----------
            (1) Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges. In 2007 and 2006, these ceded reinsurance premiums were $90 million and $53 million, respectively.

     The Company, through several subsidiaries, is authorized to sell life insurance, retirement and investment products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. For 2008, the top geographic locations for statutory premiums and annuity considerations were Delaware, California, Florida and New York. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations. The Company distributes its products to individuals through multiple distribution channels, including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), financial service firms, such as banks and broker-dealers, and specialized structured settlement brokers.

     The Company has exposure to market risk as a result of its investment portfolio. Market risk is the risk that the Company will incur realized and unrealized net capital losses due to adverse changes in equity, interest, credit spreads or currency exchange rates and prices. The Company's primary market risk exposures are to changes in interest rates and equity prices. Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of its interest bearing assets and liabilities. This risk arises from many of the Company's primary activities, as it invests substantial funds in interest-sensitive assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and issues interest-sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields, as well as changes in interest rates resulting from widening credit spreads and credit exposure. Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets or equity-like investments.

     The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. The Company currently benefits from agreements with financial services entities that market and distribute its products; change in control of these non-affiliated entities could negatively impact the Company's sales. Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation or permit the establishment of certain products or investments that may compete with life insurance or annuities, could have an adverse effect on the Company's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, asset-backed securities, mortgage-backed securities, commercial mortgage-backed securities and redeemable preferred stocks. Fixed income securities may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes, certain deferred policy acquisition costs ("DAC"), certain deferred sales inducement costs ("DSI"), and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows. Reported in fixed income securities are hybrid securities which have characteristics of fixed income securities and equity securities. Many of these securities have attributes most similar to those of fixed income securities such as a stated interest rate, a mandatory redemption date or an interest rate step-up feature which is intended to incent the issuer to redeem the security at a specified call date. Hybrid securities are carried at fair value and amounted to $1.36 billion and $2.67 billion at December 31, 2008 and 2007, respectively.

     Equity securities primarily include common and non-redeemable preferred stocks and real estate investment trust equity investments. Common and non-redeemable preferred stocks and real estate investment trust equity investments are classified as available for sale and are carried at fair value. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income.

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

     Investments in limited partnership interests, including certain interests in limited liability companies, private equity/debt funds, real estate funds and hedge funds where the Company's interest is so minor that it exercises virtually no influence over operating and financial policies are accounted for in accordance with the cost method of accounting; otherwise, investments in limited partnership interests are accounted for in accordance with the equity method of accounting.

     Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value. Policy loans are carried at the respective unpaid principal balances. Other investments consist primarily of bank loans. Bank loans are comprised primarily of senior secured corporate loans which are carried at amortized cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the Company's securities lending business activities, funds received in connection with securities repurchase agreements, cash collateral received from counterparties related to derivative transactions and securities purchased under agreements to resell are invested and classified as short-term investments or fixed income securities available for sale as applicable. For the Company's securities lending business activities, securities sold under agreements to repurchase and collateral received from counterparties related to derivative transactions, the Company records an offsetting liability in other liabilities and accrued expenses or other investments for the Company's obligation to return the collateral or funds received.

     Investment income consists primarily of interest and dividends, income from certain limited partnership interests and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities is determined considering estimated principal repayments obtained from widely accepted third party data sources and internal estimates. Interest income on beneficial interests in securitized financial assets not of high credit quality is determined using the prospective yield method, based upon projections of expected future cash flows. For all other asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities, the effective yield is recalculated on the retrospective basis. Accrual of income is suspended for fixed income securities, mortgage loans and bank loans that are in default or when receipt of interest payments is in doubt. Income from investments in limited partnership interests accounted for on the cost basis is recognized upon receipt of amounts distributed by the partnerships as investment income. Subsequent to October 1, 2008, income from investments in limited partnership interests accounted for utilizing the equity method of accounting ("EMA LP") is reported in realized capital gains and losses.

     Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, periodic changes in the fair value and settlements of certain derivatives including hedge ineffectiveness, and income from certain limited partnership interests. Realized capital gains and losses on investment sales include calls and prepayments and are determined on a specific identification basis. Income from investments in limited partnership interests accounted for utilizing the equity method of accounting is recognized based on the financial results of the entity and the Company's proportionate investment interest, and is recognized on a delay due to the availability of the related financial statements. The recognition of income on hedge funds is primarily on a one month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three month delay.

     The Company recognizes other-than-temporary impairment losses on fixed income securities, equity securities and short-term investments when the decline in fair value is deemed other than temporary including when the Company cannot assert a positive intent to hold an impaired security until recovery (see Note
6). Fixed income securities subject to change in intent write-downs continue to earn investment income (other than discussed above), and any discount or premium is recognized using the effective yield method over the expected life of the security.

FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), as of January 1, 2008 for its financial assets and financial liabilities that are measured at fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. The adoption did not have a material effect on the Company's determination of fair value.

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

     Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources. In the absence of sufficient observable inputs, unobservable inputs reflect the Company's estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances. The Company uses prices and inputs that are current as of the measurement date, including during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3.

     Financial assets and financial liabilities recorded on the Consolidated Statements of Financial Position at fair value as of December 31, 2008 are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

LEVEL 3: Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company's estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

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

     Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the consolidated financial statements. In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented with the host contract in fixed income securities.

SUMMARY OF SIGNIFICANT VALUATION TECHNIQUES FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ON A RECURRING BASIS

LEVEL 1 MEASUREMENTS

   - FIXED INCOME SECURITIES: U.S. treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

   - EQUITY SECURITIES: Comprise actively traded, exchange-listed U.S. and international equity securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

   - SHORT-TERM: Comprise actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.

   - SEPARATE ACCOUNT ASSETS: Comprise actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access. Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

LEVEL 2 MEASUREMENTS

   - FIXED INCOME SECURITIES:

     CORPORATE, INCLUDING PRIVATELY PLACED: Valued based on inputs including quoted prices for identical or similar assets in markets that are not active. Also includes privately placed securities which have market-observable external ratings from independent third party rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     MUNICIPAL: Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active. Included in municipals are auction rate securities ("ARS") other than those backed by student loans. ARS backed by student loans are included in Level 3.

     U.S. GOVERNMENT AND AGENCIES: Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

     COMMERCIAL MORTGAGE-BACKED SECURITIES ("CMBS"): Valuation is principally based on inputs including quoted prices for identical or similar assets in markets that are not active.

     PREFERRED STOCK; MORTGAGE-BACKED SECURITIES ("MBS"); FOREIGN GOVERNMENT; ASSET-BACKED SECURITIES ("ABS") - CREDIT CARD: Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

   - EQUITY SECURITIES: Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

   - SHORT-TERM: Commercial paper and other short-term investments are valued based on quoted prices for identical or similar assets in markets that are not active or amortized cost.

   - OTHER INVESTMENTS: Free-standing exchange listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.

     Over-the-counter ("OTC") derivatives, including interest rate swaps, foreign currency swaps, foreign exchange forward contracts, and certain credit default swaps, are valued using models that rely on inputs such as interest rate yield curves, currency rates and adjustment for counterparty credit risks that are observable for substantially the full term of the contract. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

   - CONTRACTHOLDER FUNDS: Derivatives embedded in certain annuity contracts are valued based on internal models that rely on inputs such as interest rate yield curves and equity index volatility assumptions that are market observable for substantially the full term of the contract. The valuation techniques are widely accepted in the financial services industry and do not include significant judgment.

LEVEL 3 MEASUREMENTS

   - FIXED INCOME SECURITIES:

       CORPORATE: Valued based on non-binding broker quotes and are categorized as Level 3.

       CORPORATE PRIVATELY PLACED: Valued based on non-binding broker quotes and models that are widely accepted in the financial services industry and use internally assigned credit ratings as inputs and instrument specific inputs. Instrument specific inputs used in internal fair value determinations include coupon rate, coupon type, weighted average life, sector of the issuer and call provisions. Privately placed securities are categorized as Level 3 as a result of the significance of non-market observable inputs. The internally modeled securities are valued based on internal ratings, which are not observable in the market. Multiple internal ratings comprise a National Association of Insurance Commissioners ("NAIC") rating category and when used in the internal model provide a more refined determination of fair value. The Company's internal ratings are primarily consistent with the NAIC ratings which are generally updated annually.

       MUNICIPAL: ARS primarily backed by student loans that have become illiquid due to failures in the auction market and municipal bonds that are not rated by third party credit rating agencies but are generally rated by the NAIC are included in Level 3. ARS backed by student loans are valued based on a discounted cash flow model with certain inputs to the valuation model that are significant to the valuation, but are not market observable, including estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium. Non-rated municipal bonds are valued based on valuation models that are widely accepted in the financial services industry and require projections of future cash flows that are not market-observable, and are categorized as Level 3 as a result of the significance of non-market observable inputs.

       ABS RESIDENTIAL MORTGAGE-BACKED SECURITIES ("ABS RMBS"); ALT-A RESIDENTIAL MORTGAGE-BACKED SECURITIES ("ALT-A"): ABS RMBS and Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       fair value measurements. Certain ABS RMBS and Alt-A are valued based on non-binding broker quotes. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all ABS RMBS and Alt-A are categorized as Level 3.

       OTHER COLLATERALIZED DEBT OBLIGATIONS ("CDO"); ABS COLLATERALIZED DEBT OBLIGATIONS ("ABS CDO"): Valued based on non-binding broker quotes received from brokers who are familiar with the investments. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all collateralized loan obligations ("CLO"), ABS CDO, and synthetic collateralized debt obligations are categorized as Level 3.

       CMBS; COMMERCIAL REAL ESTATE COLLATERALIZED DEBT OBLIGATIONS ("CRE CDO"):
       CRE CDO, which are reported as CMBS, and other CMBS, are either valued based on non-binding broker quotes or based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain CMBS are categorized as Level 3.

       ABS - CREDIT CARD, AUTO AND STUDENT LOANS: Valued based on inputs including quoted prices for identical or similar assets in markets that are not active. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, they are categorized as Level 3.

   - OTHER INVESTMENTS: Certain free-standing OTC derivatives, such as caps, floors, certain credit default swaps and OTC options (including swaptions), are valued using valuation models that are widely accepted in the financial services industry. Inputs include non-market observable inputs such as volatility assumptions that are significant to the valuation of the instruments.

   - CONTRACTHOLDER FUNDS: Derivatives embedded in annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities. The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data. These are categorized as Level 3 as a result of the significance of non-market observable inputs.

FINANCIAL ASSETS AND FINANCIAL LIABILITIES ON A NON-RECURRING BASIS

     Mortgage loans and other investments written-down to fair value in connection with recognizing other-than-temporary impairments are valued using valuation models that are widely accepted in the financial services industry. Inputs to the valuation models include non-market observable inputs such as credit spreads. Limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments are valued using net asset values and other sources. At December 31, 2008, mortgage loans, limited partnership interests and other investments with a fair value of $244 million were included in the fair value hierarchy in Level 3, since they were subject to remeasurement at fair value at December 31, 2008.

FAIR VALUE MEASUREMENT PRIOR TO ADOPTION OF SFAS NO. 157

     Prior to the adoption of SFAS No. 157 on January 1, 2008, the fair value of fixed income securities was based upon observable market quotations, other market observable data or was derived from such quotations and market observable data. The fair value of privately placed fixed income securities was generally based on widely accepted pricing valuation models, which were developed internally. The valuation models used security specific information such as the credit rating of the issuer, industry sector of the issuer, maturity, estimated duration, call provisions, sinking fund requirements, coupon rate, quoted market prices of comparable securities and estimated liquidity premiums to determine the overall spread for the specific security.

DERIVATIVE AND EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate and equity), options (including swaptions), interest rate caps and floors, warrants, forward contracts to hedge foreign currency risks and certain investment risk transfer reinsurance agreements. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in convertible and equity-indexed fixed income securities, equity-indexed life and annuity contracts, reinsured variable annuity contracts, and certain funding agreements (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The change in the fair value of derivatives embedded in certain fixed income securities and subject to bifurcation is reported in realized capital gains and losses. The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in contract benefits, interest credited to contractholder funds or realized capital gains and losses. Cash flows from embedded derivatives requiring bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks, respectively, within the Consolidated Statements of Cash Flows. Cash flows from other derivatives are reported in cash flows from investing activities within the Consolidated Statements of Cash Flows.

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk for fair value hedges. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. The hedge ineffectiveness reported in realized capital gains and losses amounted to losses of $4 million, $13 million and $7 million in 2008, 2007 and 2006, respectively.

     FAIR VALUE HEDGES The Company designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.

     For hedging instruments used in fair value hedges, when the hedged items are investment assets or a portion thereof, the change in the fair value of the derivatives is reported in net investment income, together with the change in the fair value of the hedged items. The change in the fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof is reported in interest credited to contractholder funds, together with the change in the fair value of the hedged items. Accrued periodic settlements on swaps are reported together with the changes in fair value of the swaps in net investment income or interest credited to contractholder funds. The amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying value of the hedged liability is adjusted for the change in the fair value of the hedged risk.

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

     For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives representing the effective portion of the hedge are reported in accumulated other comprehensive income. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged or forecasted transaction affects net income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

     TERMINATION OF HEDGE ACCOUNTING If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset becomes other-than-temporarily impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as non-hedge or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof which has already been recognized in income while the hedge was in place and used to adjust the amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying amount for the liability, is amortized over the remaining life of the hedged asset, liability, or portion thereof, and reflected in net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied. If the hedged item in a fair value hedge is an asset which has become other-than-temporarily impaired, the adjustment made to the amortized cost for fixed income securities or the carrying value for mortgage loans is subject to the accounting policies applied to other-than-temporarily impaired assets.

     When a derivative financial instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative financial instrument used in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied. If a cash flow hedge is no longer effective, the gain or loss recognized on the derivative during the period the hedge was effective is reclassified from accumulated other comprehensive income to net income as the remaining hedged item affects net income.

     NON-HEDGE DERIVATIVE FINANCIAL INSTRUMENTS The Company also has certain derivatives that are used in interest rate, equity price and credit risk management strategies for which hedge accounting is not applied. These derivatives primarily consist of certain interest rate swap agreements, equity options and futures, financial futures contracts, interest rate cap and floor agreements, swaptions, foreign currency forward and option contracts and credit default swaps.

     In addition to the use of credit default swaps for credit risk management strategies, the Company replicates fixed income securities using a combination of a credit default swap and one or more highly rated fixed income securities to synthetically replicate the economic characteristics of one or more cash market securities. Fixed income securities are replicated when they are either unavailable in the cash market or are more economical to acquire in synthetic form.

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

SECURITIES LOANED AND SECURITY REPURCHASE AND RESALE

     The Company's business activities include securities lending transactions, securities sold under agreements to repurchase ("repurchase agreements"), and securities purchased under agreements to resell ("resale agreements"), which are used primarily to generate net investment income. The proceeds received from repurchase agreements also provide a source of liquidity. For repurchase agreements and securities lending transactions used to generate net investment income, the proceeds received are reinvested in short-term investments or fixed income securities. These transactions are short-term in nature, usually 30 days or less.

     The Company receives cash collateral for securities loaned in an amount generally equal to 102% of the fair value of securities and records the related obligations to return the collateral in other liabilities and accrued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses. The carrying value of these obligations approximates fair value because of their relatively short-term nature. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary under the terms of the agreements to mitigate counterparty credit risk. The Company maintains the right and ability to redeem the securities loaned on short notice. Substantially all of the Company's securities loaned are placed with large banks.

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

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES, AND RELATED BENEFITS AND INTEREST CREDITED

     Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders. Benefits are reflected in contract benefits and recognized in relation to premiums, so that profits are recognized over the life of the policy.

     Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to premiums. Profits from these policies come from investment income, which is recognized over the life of the contract.

     Interest-sensitive life contracts, such as universal life and single premium life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and contract charges assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for the cost of insurance (mortality risk), contract administration and early surrender. These contract charges are recognized as revenue when assessed against the contractholder account balance. Contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

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

     Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed annuities and indexed funding agreements are generally based on a specified interest rate index, such as LIBOR, or an equity index, such as the Standard & Poor's ("S&P") 500 Index. Interest credited also includes amortization of DSI expenses. DSI is amortized into interest credited using the same method used to amortize DAC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Costs that vary with and are primarily related to acquiring life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration, and certain underwriting expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuities and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are in excess of the rates currently being credited to similar contracts without sales inducements. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income. Future investment income is considered in determining the recoverability of DAC. Amortization of DAC is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations and Comprehensive Income and is described in more detail below. DSI is amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Consolidated Statements of Operations and Comprehensive Income. DAC and DSI are periodically reviewed for recoverability and adjusted if necessary.

     For traditional life insurance, DAC is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions used in the amortization of DAC and reserve calculations are established at the time the policy is issued and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies.

     For interest-sensitive life, annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance and uses rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period. The rate of amortization during this term is matched to the recognition pattern of total gross profits.

     AGP and EGP consist primarily of the following components: contract charges for the cost of insurance less mortality costs and other benefits; investment income and realized capital gains and losses less interest credited; and surrender and other contract charges less maintenance expenses. The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses and hedges, if applicable.

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

     Any amortization of DAC or DSI that would result from changes in unrealized capital gains or losses had those gains or losses actually been realized during the reporting period is recorded net of tax in other comprehensive income. Recapitalization of DAC and DSI is limited to the originally deferred costs plus interest.

     Customers of the Company may exchange one insurance policy or investment contract for another offered by the Company, or make modifications to an existing life or investment contract issued by the Company. These transactions are identified as internal replacements for accounting purposes. Internal replacement transactions that are determined to result in replacement contracts that are substantially unchanged from the replaced contracts are accounted for as continuations of the replaced contracts. Unamortized DAC and DSI related to the replaced contract continue to be deferred and amortized in connection with the replacement contract. For interest-sensitive life insurance and investment contracts, the EGP of the replacement contract is treated as a revision to the EGP of the replaced contract in the determination of amortization of DAC and DSI. For traditional life insurance policies, any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes to unamortized DAC and benefit reserves that result from the replacement contract are treated as prospective revisions. Any costs associated with the issuance of the replacement contract are characterized as maintenance costs and expensed as incurred.

     Internal replacement transactions that are determined to result in a substantial change to the replaced contracts are accounted for as an extinguishment of the replaced contracts, and any unamortized DAC and DSI related to the replaced contracts are eliminated with a corresponding charge to the Consolidated Statements of Operations and Comprehensive Income.

     The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $19 million and $21 million at December 31, 2008 and 2007, respectively. Amortization expense on the present value of future profits was $5 million, $5 million and $6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

GOODWILL

     Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The goodwill balance was $5 million at both December 31, 2008 and 2007. The Company annually evaluates goodwill for impairment using both a discounted cash flow analysis and a trading multiple analysis, which are widely accepted valuation techniques to estimate the fair value of its reporting units. The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value. Goodwill impairment evaluations indicated no impairment at December 31, 2008 or 2007.

INCOME TAXES

     The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments, differences in tax bases of investments, insurance reserves and DAC. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized (see Note 12).

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary health products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses (see Note 8). These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of unrealized net capital gains included in accumulated other comprehensive income.

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

SEPARATE ACCOUNTS

     Separate accounts assets are carried at fair value. The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at an amount equal to the separate accounts assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Consolidated Statements of Operations and Comprehensive Income. Deposits to and surrenders and withdrawals from the separate accounts are reflected in separate accounts liabilities and are not included in consolidated cash flows.

     Absent any contract provision wherein the Company provides a guarantee, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. Substantially all of the Company's variable annuity business is reinsured to Prudential beginning in 2006.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     Commitments to invest, commitments to purchase private placement securities, commitments to extend mortgage loans and financial guarantees have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Consolidated Statements of Financial Position (see Note 7 and Note
11).

ADOPTED ACCOUNTING STANDARDS

SECURITIES AND EXCHANGE COMMISSION ("SEC") STAFF ACCOUNTING BULLETIN NO. 109,
  WRITTEN LOAN COMMITMENTS THAT ARE RECORDED AT FAIR VALUE THROUGH EARNINGS ("SAB 109")

     In October 2007, the SEC issued SAB 109, a replacement of SAB 105, "Application of Accounting Principles to Loan Commitments". SAB 109 is applicable to both loan commitments accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and other loan commitments for which the issuer elects fair value accounting under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SAB 109 states that the expected net future cash flows related to the servicing of a loan should be included in the fair value measurement of a loan commitment accounted for at fair value through earnings. The expected net future cash flows associated with loan servicing should be determined in accordance with the guidance in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 156, "Accounting for Servicing of Financial Assets". SAB 109 should be applied on a prospective basis to loan commitments accounted for under SFAS No. 133 that were issued or modified in fiscal quarters beginning after December 15, 2007. Earlier adoption was not permitted. The adoption of SAB 109 did not have a material impact on the Company's results of operations or financial position.

SFAS NO. 157, FAIR VALUE MEASUREMENTS ("SFAS NO. 157")

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS No. 157 for financial assets and financial liabilities recognized or disclosed at fair value on a recurring or non-recurring basis as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of January 1, 2008. Consistent with the provisions of FSP FAS 157-2, the Company decided to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), which clarifies the application of SFAS 157 in a market that is not active. The Company adopted the provisions of FSP FAS 157-3 as of September 30, 2008. The adoption of SFAS No. 157 and FSP FAS 157-3 did not have a material effect on the Company's results of operations or financial position (see Note 7).

SFAS NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL
  LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS NO.
  159")

     In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of the impacts of a reporting entity's decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 was effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008 and did not elect to apply the option prospectively to any financial assets or liabilities acquired during 2008. Consequently, the adoption of SFAS No. 159 had no impact on the Company's results of operations or financial position.

FASB STAFF POSITION NO. FIN 39-1, AMENDMENT OF FASB INTERPRETATION NO. 39 ("FSP
  FIN 39-1")

     In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". FSP FIN 39-1 replaces the terms "conditional contracts" and "exchange contracts" with the term "derivative instruments" and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The adoption of FSP FIN 39-1 did not have a material impact on the Company's results of operations or financial position.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FASB INTERPRETATION NO. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN
  INTERPRETATION OF FASB STATEMENT NO. 109 AND FASB STAFF POSITION NO. FIN 48-1, DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48 (COLLECTIVELY "FIN 48")

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

SEC STAFF ACCOUNTING BULLETIN NO. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR
  MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108")

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

FASB STAFF POSITION NO. FAS 115-1/124-1, THE MEANING OF OTHER-THAN-TEMPORARY
  IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("FSP FAS 115-1/124-1")

     FSP FAS 115-1/124-1 nullified the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other-than-temporary impairment guidance. FSP FAS 115-1/124-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent income recognition for impaired debt securities. The Company adopted FSP FAS 115-1/124-1 as of January 1, 2006 on a prospective basis. The effects of adoption did not have a material effect on the results of operations or financial position of the Company.

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

FSP NO. FAS 133-1 AND FIN 45-4, DISCLOSURES ABOUT CREDIT DERIVATIVES AND CERTAIN
  GUARANTEES: AN AMENDMENT OF FASB STATEMENT NO. 133 AND FASB INTERPRETATION NO. 45; AND CLARIFICATION OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 161 ("FSP FAS 133-1 AND FIN 45-4")

     In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, which amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

both enhance and synchronize the disclosure requirements of the two statements with respect to the potential for adverse effects of changes in credit risk on the financial statements of the sellers of credit derivatives and certain guarantees. SFAS No. 133 was amended to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FIN 45 was amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The FSP clarifies the FASB's intent that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The provisions of this FASB staff position that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008, and the provisions that clarify the effective date SFAS No. 161 are effective upon the adoption of that statement; therefore, the disclosure requirements, which have no impact to the Company's results of operations or financial position, were adopted at December 31, 2008.

FSP NO. EITF 99-20-1, AMENDMENTS TO THE IMPAIRMENT GUIDANCE OF EITF ISSUE NO.
  99-20 ("FSP EITF 99-20-1")

     In January 2009, the FASB issued FSP EITF 99-20-1, which amends FASB Emerging Issues Task Force ("EITF") No. 99-20 "Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor or in Securitized Financial Assets," ("EITF 99-20"), to align the impairment guidance in EITF 99-20 with the impairment guidance and related implementation guidance in SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The provisions of this FASB staff position are effective for reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material effect on the results of operations or financial position of the Company.

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

SFAS NO. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN
  AMENDMENT OF ARB NO. 51 ("SFAS NO. 160")

     In December 2007, the FASB issued SFAS No. 160 which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary's equity that is attributable to owners of the subsidiary other than its parent or parent's affiliates. Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the Consolidated Statements of Operations and Comprehensive Income. SFAS No. 160 requires that all changes in a parent's ownership interest in a subsidiary when control of the subsidiary is retained, be accounted for as equity transactions. In contrast, when control over a subsidiary is relinquished and the subsidiary is deconsolidated, SFAS No. 160 requires a parent to recognize a gain or loss in net income as well as provide certain associated expanded disclosures. SFAS No. 160 is effective as of the beginning of a reporting entity's first fiscal year beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 160 requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. The adoption of SFAS No. 160 is not expected to have a material effect on the Company's results of operations or financial position.

SFAS NO. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -
  AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS NO. 161")

     In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133. The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entity's financial position, results of operations, and cash flows. The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-related contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial statements. SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only. SFAS No. 161 affects disclosures and therefore implementation will not impact the Company's results of operations or financial position.

3. DISPOSITIONS

VARIABLE ANNUITY BUSINESS

     On June 1, 2006, in accordance with the terms of the definitive Master Transaction Agreement and related agreements (collectively the "Agreement") ALIC, its subsidiary, Allstate Life Insurance Company of New York ("ALNY"), and the Corporation completed the disposal through reinsurance of substantially all of the Company's variable annuity business to Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively "Prudential"). For Allstate, this disposal achieved the economic benefit of transferring to Prudential the future rights and obligations associated with this business.

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

     The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed-return fund options and benefit guarantees. $1.37 billion of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions as of the transaction closing date. General account liabilities of $1.57 billion and $1.26 billion as of December 31, 2008 and 2007, respectively, however, remain on the Consolidated Statements of Financial Position with a corresponding reinsurance recoverable.

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

     Under the Agreement, ALIC, ALNY and the Corporation have indemnified Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of ALIC and ALNY and liabilities specifically excluded from the transaction) that ALIC and ALNY have agreed to retain. In addition, ALIC, ALNY and the Corporation will indemnify Prudential for certain post-closing liabilities that may arise from the acts of ALIC, ALNY and their agents, including in connection with ALIC's and ALNY's provision of transition services. The Reinsurance Agreements contain no limits or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

     The terms of the Agreement give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years. During a transition period which ended May 2008, the Company continued to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and service the reinsured business while Prudential prepared for the migration of the business onto its servicing platform.

     Pursuant to the Agreement, the final market-adjusted consideration was $628 million. The disposal resulted in a gain of $79 million pre-tax for ALIC, which was deferred as a result of the disposition being executed through reinsurance. The deferred gain is included as a component of other liabilities and accrued expenses on the Consolidated Statements of Financial Position, and is amortized to gain (loss) on disposition of operations on the Consolidated Statements of Operations and Comprehensive Income over the life of the reinsured business which is estimated to be approximately 18 years. For ALNY, the transaction resulted in a loss of $9 million pre-tax. ALNY's reinsurance loss and other amounts related to the disposal of the business, including the initial costs and final market value settlements of the derivatives acquired by ALIC to economically hedge substantially all of the exposure related to market adjustments between the effective date of the Agreement and the closing of the transaction, transactional expenses incurred and amortization of ALIC's deferred reinsurance gain, were included as a component of gain (loss) on disposition of operations on the Consolidated Statements of Operations and Comprehensive Income and amounted to $5 million, $6 million and $(61) million, after-tax during 2008, 2007 and 2006, respectively. Gain (loss) on disposition of operations on the Consolidated Statements of Operations and Comprehensive Income included amortization of ALIC's deferred gain, after-tax, of $5 million, $5 million and $1 million for the years ended December 31, 2008, 2007 and 2006, respectively. DAC and DSI were reduced by $726 million and $70 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

     The separate account balances related to the modified coinsurance reinsurance were $7.53 billion and $13.76 billion as of December 31, 2008 and 2007, respectively. Separate account balances totaling approximately $711 million and $1.17 billion at December 31, 2008 and 2007, respectively, related primarily to the variable life business that is being retained by the Company, and the variable annuity business in three affiliated companies that were not included in the Agreement. In the five-months of 2006, prior to this disposition, the Company's variable annuity business generated approximately $127 million in contract charges.

4. SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities and limited partnerships, totaled $17 million, $72 million and $39 million for the years ended December 31, 2008, 2007 and 2006, respectively.

     Liabilities for collateral received in conjunction with the Company's securities lending and other business activities and for funds received from the Company's security repurchase business activities were $320 million, $1.75 billion and $1.94 billion at December 31, 2008, 2007 and 2006, respectively, and are reported in other liabilities and accrued expenses in the Consolidated Statements of Financial Position. Obligations to return cash collateral for OTC derivatives were $20 million, $72 million and $357 million at December 31, 2008, 2007 and 2006, respectively, and are reported in other liabilities and accrued expenses or other investments. Consistent with our adoption of FSP FIN 39-1 in 2008, the $20 million of obligations to return cash collateral as of December 31, 2008 are netted against derivative positions and reported in other liabilities and accrued expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:


     ($ IN MILLIONS)                                         2008       2007       2006
                                                          ----------  ----------  ---------
     NET CHANGE IN PROCEEDS MANAGED
     Net change in fixed income securities               $     348   $      34   $     96
     Net change in short-term investments                    1,129         443       (159)
                                                          ----------  ----------  ---------
          Operating cash flow provided (used)            $   1,477   $     477   $    (63)
                                                          ==========  ==========  =========

     NET CHANGE IN LIABILITIES
     Liabilities for collateral and security repurchase,
      beginning of year                                  $  (1,817)  $  (2,294)  $ (2,231)
     Liabilities for collateral and security repurchase,
      end of year                                             (340)     (1,817)    (2,294)
                                                          ----------  ----------  ---------
          Operating cash flow (used) provided            $  (1,477)  $    (477)  $     63
                                                          ==========  ==========  =========

     In 2008, the Company recorded non-cash capital contributions totaling $742 million, including the transfer from AIC of non-cash assets totaling $342 million and the forgiveness by AIC of an outstanding surplus note with an unpaid principal sum of $400 million (see Note 5).

5. RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company uses services performed by its affiliates, AIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs, allocated to the Company (see Note 15), were $467 million, $477 million and $494 million in 2008, 2007 and 2006, respectively. A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income as described in Note 2.

STRUCTURED SETTLEMENT ANNUITIES

     The Company issued $73 million, $74 million and $72 million of structured settlement annuities, a type of immediate annuity, in 2008, 2007 and 2006, respectively, at prices determined using interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC. Of these amounts, $12 million, $11 million and $10 million relate to structured settlement annuities with life contingencies and are included in premium income for 2008, 2007 and 2006, respectively.

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

     Alternatively, ALIC guarantees the payment of structured settlement benefits on all contracts issued on or after July 1, 2001. Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.85 billion and $4.89 billion at December 31, 2008 and 2007, respectively.

BROKER-DEALER AGREEMENT

     The Company receives distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker-dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agencies. For these services, the Company incurred $19 million, $27 million and $44 million of commission and other distribution expenses for the years ending December 31, 2008, 2007 and 2006, respectively.

REINSURANCE TRANSACTIONS

     Effective January 1, 2008, the Company's coinsurance reinsurance agreement with its unconsolidated affiliate American Heritage Life Insurance Company ("AHL"), which went into effect in 2004, was amended to include the assumption by the Company of certain accident and health insurance policies. In accordance with this amendment, the Company recorded cash of $16 million, premium installment receivables of $5 million, DAC of $32 million, reserve for life-contingent contract benefits of $24 million and accrued liabilities of $2 million. Since the Company received assets in excess of net liabilities from an affiliate under common control, the Company recognized a gain of $27 million ($18 million after-tax), which was recorded as an increase to additional capital paid-in on the Company's Consolidated Statements of Financial Position.

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

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 12).

SURPLUS NOTES DUE TO RELATED PARTIES

  Surplus notes due to related parties outstanding at December 31 consisted of the following:


              ($ IN MILLIONS)                                2008           2007
                                                         ------------   ------------
              5.06% Surplus Notes (1), due 2035         $        100   $        100
              6.18% Surplus Notes (1), due 2036                  100            100
              5.93% Surplus Notes (1), due 2038                   50             --
              7.00% Surplus Notes (1), due 2028                  400             --
                                                         ------------   ------------
               Surplus notes due to related parties     $        650   $        200
                                                         ============   ============

              ----------
              (1) No payment of principle or interest is permitted on the surplus notes without the written approval from the proper regulatory authority (see Note 5). The regulatory authority could prohibit the payment of interest and principle on the surplus notes if certain statutory capital requirements are not met. Permission to pay interest on the surplus notes was granted in both 2008 and 2007 on all notes except the $400 million note for which approval has not been sought.

     On August 1, 2005, ALIC entered into an agreement with Kennett Capital Inc. ("Kennett"), an unconsolidated affiliate of ALIC, whereby ALIC sold to Kennett a $100 million 5.06% surplus note due July 1, 2035 issued by ALIC Reinsurance Company ("ALIC Re"), a wholly owned subsidiary of ALIC. As payment, Kennett issued a full recourse 4.86% note due July 1, 2035 to ALIC for the same amount. As security for the performance of Kennett's obligations under the agreement and note, Kennett granted ALIC a pledge of and security interest in Kennett's right, title and interest in the surplus notes and their proceeds. Under the terms of the agreement, ALIC may sell and Kennett may choose to buy additional surplus notes, if and when additional surplus notes are issued. The note due from Kennett is classified as other investments and the related surplus notes are classified as surplus notes due to related parties in the Consolidated Statements of Financial Position. In 2008, 2007 and 2006, the Company incurred $5 million each year of interest expense related to this surplus note, which is reflected as a component of operating costs and expenses in the Consolidated Statements of Operations and Comprehensive Income. Additionally, in 2008, 2007 and 2006, the Company recorded net investment income on the note due from Kennett of $5 million in each year.

     On June 30, 2006, under the existing agreement with Kennett discussed above, ALIC sold Kennett a $100 million redeemable surplus note issued by ALIC Re. The surplus note is due June 1, 2036 with an initial rate of 6.18% that will reset every ten years to the then current ten year Constant Maturity Treasury yield ("CMT"), plus 1.14%. As payment, Kennett issued a full recourse note due June 1, 2036 to ALIC for the same amount with an initial interest rate of 5.98% that will reset every ten years to the then current ten year CMT, plus 0.94%. The note due from Kennett is classified as other investments and the related surplus note is classified as surplus notes due to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related parties in the Consolidated Statements of Financial Position. In 2008, 2007 and 2006, the Company incurred $6 million, $6 million and $4 million, respectively, of interest expense related to this surplus note, which is reflected as a component of operating costs and expenses in the Consolidated Statements of Operations and Comprehensive Income. Additionally, in 2008, 2007 and 2006, the Company recorded net investment income on the note due from Kennett of $6 million, $6 million and $3 million, respectively.

     On June 30, 2008, under the existing agreement with Kennett, ALIC sold Kennett a $50 million redeemable surplus note issued by ALIC Re. The surplus note is due June 1, 2038 with an initial rate of 5.93% that will reset every ten years to the then current ten year CMT, plus 2.09%. As payment, Kennett issued on June 30, 2008 a full recourse note due June 1, 2038 to ALIC for the same amount with an initial interest rate of 5.73% that will reset every ten years to the then current ten year CMT, plus 1.89%. The note due from Kennett is classified as other investments and the related surplus note is classified as surplus notes due to related parties in the Consolidated Statements of Financial Position. In 2008, the Company incurred interest expense on this surplus note of $2 million, which is included as a component of operating costs and expenses in the Consolidated Statements of Operations and Comprehensive Income. Additionally, in 2008, the Company recorded net investment income on the note due from Kennett of $1 million.

     On August 29, 2008, the Company issued a surplus note to AIC with a principal sum of $400 million in exchange for cash. On December 29, 2008, AIC agreed to cancel and forgive the principal and any related interest obligations associated with this surplus note. The forgiveness of the principal was recognized as a capital contribution resulting in an increase to additional capital paid-in of $400 million.

     On November 17, 2008, the Company issued a surplus note to AIC with a principal sum of $400 million in exchange for cash. This surplus note accrues interest at a rate of 7.00% annually, which is due on the first day of April and October in each year beginning 2009 until maturity on November 17, 2028. The payment of interest and principal is subject to prior written approval from the Director of Insurance of the State of Illinois and can only be paid out of the Company's statutory-basis surplus that is in excess of certain amounts specified in the surplus note. This surplus note is included as a component of surplus notes due to related parties in the Consolidated Statements of Financial Position. In 2008, the Company incurred interest expense on this surplus note of $3 million, which is included as a component of operating costs and expenses in the Consolidated Statements of Operations and Comprehensive Income.

NOTE PAYABLE TO PARENT

     On December 27, 2006, the Company issued an intercompany note in the amount of $500 million payable to its parent, AIC, on demand and, in any event, by March 30, 2007. This note was fully repaid in the first quarter of 2007. This note had an interest rate of 5.25%. Interest expense on this note, which totaled $5 million in 2007, is included as a component of operating costs and expenses in the Consolidated Statements of Operations and Comprehensive Income.

REDEEMABLE PREFERRED STOCK

     As of December 31, 2006, the Company's Consolidated Statements of Financial Position included redeemable preferred stock - Series A ("redeemable preferred stock") issued to Northbook Holdings, LLC, a wholly owned subsidiary of AIC. The Company's Board of Directors declared and paid cash dividends on the redeemable preferred stock from time to time, but not more frequently than quarterly. The dividends were based on the three-month LIBOR rate. Dividends of $1 million were incurred and paid during 2006, and included as a component of operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income. During 2006, $26 million of mandatorily redeemable preferred stock was redeemed. All remaining redeemable preferred stock was redeemed in 2007.

LIQUIDITY AND INTERCOMPANY LOAN AGREEMENT

     Effective May 8, 2008, the Company, AIC and the Corporation entered into a one-year Amended and Restated Intercompany Liquidity Agreement ("Liquidity Agreement") replacing the Intercompany Liquidity Agreement between the Company and AIC, dated January 1, 2008. The Liquidity Agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. It shall be automatically renewed for subsequent one-year terms unless terminated by the parties. The Liquidity Agreement does not establish a commitment to advance funds on the part of either party. The Company and AIC each serve as a lender and borrower and the Corporation serves only as a lender. The maximum amount of advances each party may make

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or receive is limited to $1 billion. Netting or offsetting of advances made and received is not permitted. Advances between the parties are required to have specified due dates less than or equal to 364 days from the date of the advance and be payable upon demand by written request from the lender at least ten business days prior to the demand date. The borrower may make prepayments of the outstanding principal balance of an advance without penalty. Advances will bear interest equal to or greater than the rate applicable to 30-day commercial paper issued by the Corporation on the date the advance is made with an adjustment on the first day of each month thereafter.

     In addition to the Liquidity Agreement, the Company has an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Company had no amounts outstanding under the intercompany loan agreement at December 31, 2008 and 2007. The Corporation may use commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

INVESTMENT PURCHASES

     In September 2008, in accordance with two sale agreements with AIC, the Company purchased investments from AIC. The Company paid $944 million in cash for the investments, which included mortgage loans and privately placed corporate fixed income securities with a fair value on the date of sale of $613 million and $325 million, respectively, and $6 million of accrued investment income. Since the transaction was between affiliates under common control, the mortgage loans were recorded at the outstanding principal balance, net of unamortized premium or discount, on the date of sale of $634 million and the privately placed corporate fixed income securities were recorded at the amortized cost basis on the date of sale of $338 million. The difference between the fair value and the outstanding principal balance, net of unamortized premium or discount, for the mortgage loans, and the amortized cost basis for the privately placed corporate fixed income securities, on the date of sale, was recorded as an increase to retained income of $22 million after-tax ($34 million pre-tax).

CAPITAL CONTRIBUTIONS

     In June 2008, the Company received a capital contribution from AIC of $349 million, which was recorded as additional capital paid-in on the Consolidated Statements of Financial Position. The capital contribution included fixed income securities of $337 million, accrued investment income of $5 million and cash of $7 million.

     In November 2008, the Company received a capital contribution from AIC of $600 million, which was paid in cash and recorded as additional capital paid-in on the Consolidated Statements of Financial Position.

     In December 2008, a surplus note issued to AIC in August 2008 was cancelled and forgiven by AIC. The forgiveness of the principal was recognized as a capital contribution resulting in an increase to additional capital paid-in of $400 million.

     The Company and AIC have a Capital Support Agreement that went into effect in 2007. Under the terms of this agreement, AIC agrees to provide capital to maintain the amount of statutory capital and surplus necessary to maintain a company action level risk-based capital ("RBC") ratio of at least 150%. AIC's obligation to provide capital to the Company under the agreement is limited to an aggregate amount of $1 billion. Discretionary capital contributions made by AIC outside of the terms of this agreement, including the $349 million contribution made in June 2008, the $600 million contribution made in November 2008 and the forgiveness of the $400 million surplus note in December 2008, do not reduce AIC's $1 billion obligation. In exchange for providing this capital, the Company will pay AIC an annual commitment fee of 1% of the amount of the Capital and Surplus maximum that remains available on January 1 of such year. The Company or AIC have the right to terminate this agreement when: 1) the Company qualifies for a financial strength rating from Standard and Poor's, Moody's or A.M. Best, without giving weight to the existence of this agreement, that is the same or better than its rating with such support; 2) the Company's RBC ratio is at least 300%; or 3) AIC no longer directly or indirectly owns at least 50% of the voting stock of the Company. At December 31, 2008, no capital had been provided by AIC under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVESTMENTS

FAIR VALUES

       The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:


                                                                GROSS UNREALIZED
  ($ IN MILLIONS)                            AMORTIZED    ---------------------------      FAIR
                                               COST           GAINS         LOSSES         VALUE
                                           ------------   ------------   ------------   ------------
  AT DECEMBER 31, 2008
  U.S. government and agencies            $      2,792   $        895   $        --    $      3,687
  Municipal                                      3,976             28          (696)          3,308
  Corporate                                     27,416            408        (3,555)         24,269
  Foreign government                             1,652            513           (65)          2,100
  Mortgage-backed securities                     2,923             59          (263)          2,719
  Commercial mortgage-backed securities          5,712             10        (1,992)          3,730
  Asset-backed securities                        4,649              8        (2,034)          2,623
  Redeemable preferred stock                        16             --            (6)             10
                                           ------------   ------------   ------------   ------------
    Total fixed income securities         $     49,136   $      1,921   $    (8,611)   $     42,446
                                           ============   ============   ============   ============

  AT DECEMBER 31, 2007
  U.S. government and agencies            $      2,848   $        880   $        --    $      3,728
  Municipal                                      4,235            115           (39)          4,311
  Corporate                                     31,624            757          (646)         31,735
  Foreign government                             1,814            374            (3)          2,185
  Mortgage-backed securities                     3,499             37           (46)          3,490
  Commercial mortgage-backed securities          7,698             76          (386)          7,388
  Asset-backed securities                        6,273             20          (690)          5,603
  Redeemable preferred stock                        29              1            (1)             29
                                           ------------   ------------   ------------   ------------
    Total fixed income securities         $     58,020   $      2,260   $    (1,811)   $     58,469
                                           ============   ============   ============   ============

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2008:


                                                          AMORTIZED         FAIR
             ($ IN MILLIONS)                                 COST           VALUE
                                                         ------------   ------------
             Due in one year or less                    $      2,156   $      2,154
             Due after one year through two years              2,118          2,017
             Due after two years through three years           2,649          2,507
             Due after three years through four years          2,868          2,707
             Due after four years through five years           2,895          2,652
             Due after five years through ten years           10,855         10,448
             Due after ten years                              18,023         14,619
                                                         ------------   ------------
                                                              41,564         37,104
             Mortgage- and asset-backed securities             7,572          5,342
                                                         ------------   ------------
                  Total                                 $     49,136   $     42,446
                                                         ============   ============

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk. Periodic interest receipts on fixed income securities represent a substantial additional source of cash flow over the years presented, but are not included in the contractual maturities table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:


          ($ IN MILLIONS)                               2008          2007          2006
                                                    ------------  ------------  ------------
          Fixed income securities                  $      3,112  $      3,589  $      3,505
          Mortgage loans                                    580           552           508
          Equity securities                                   7             4             2
          Limited partnership interests                      29            87            42
          Other investments                                 121           243           257
                                                    ------------  ------------  ------------
            Investment income, before expense             3,849         4,475         4,314
            Investment expense                             (129)         (270)         (257)
                                                    ------------  ------------  ------------
               Net investment income               $      3,720  $      4,205  $      4,057
                                                    ============  ============  ============

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:


          ($ IN MILLIONS)                               2008          2007          2006
                                                    ------------  ------------  ------------
          Fixed income securities                  $     (2,004) $       (172) $       (157)
          Equity securities                                 (29)            6             2
          Limited partnership interests                     (76)           34             2
          Derivatives                                      (815)          (57)           31
          Other                                            (128)           (8)           43
                                                    ------------  ------------  ------------
           Realized capital gains and losses,
            pre-tax                                      (3,052)         (197)          (79)
           Income tax benefit                             1,067            69            28
                                                    ------------  ------------  ------------
            Realized capital gains and losses,
             after-tax                             $     (1,985) $       (128) $        (51)
                                                    ============  ============  ============

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:


          ($ IN MILLIONS)                               2008          2007          2006
                                                    ------------  ------------  ------------
          Sales (1)                                $        184  $         70  $        (29)
          Impairment write-downs (2)                     (1,227)         (118)          (21)
          Change in intent write-downs (1) (3)           (1,207)          (92)          (60)
          Valuation of derivative instruments              (985)          (63)          (17)
          EMA LP income (4)                                 (14)           --            --
          Settlement of derivative instruments              197             6            48
                                                    ------------  ------------  ------------
           Realized capital gains and losses,
            pre-tax                                      (3,052)         (197)          (79)
           Income tax benefit                             1,067            69            28
                                                    ------------  ------------  ------------
            Realized capital gains and losses,
             after-tax                             $     (1,985) $       (128) $        (51)
                                                    ============  ============  ============

----------
         (1) To conform to the current year presentation, certain amounts in the prior years have been reclassified.

         (2) Impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

         (3) Change in intent write-downs reflects instances where we cannot assert a positive intent to hold until recovery.

         (4) Subsequent to October 1, 2008, income from investments in limited partnership interests accounted for utilizing the equity method of accounting is reported in realized capital gains and losses.

     Gross gains of $579 million, $131 million and $102 million and gross losses of $380 million, $186 million and $231 million were realized on sales of fixed income securities during 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

                                                                       GROSS UNREALIZED
                                                         FAIR       ------------------------    UNREALIZED NET
($ IN MILLIONS)                                          VALUE        GAINS        LOSSES        GAINS (LOSSES)
                                                       -----------  -----------  -----------   ------------------
AT DECEMBER 31, 2008
Fixed income securities                               $    42,446  $     1,921  $   (8,611)   $          (6,690)
Equity securities                                              82            1         (25)                 (24)
Short-term investments                                      3,858            4          (1)                   3
Derivative instruments (1)                                     16           23          (9)                  14
                                                                                               ------------------
  Unrealized net capital gains and losses, pre-tax                                                       (6,697)

Amounts recognized for:
  Insurance reserves (2)                                                                                   (378)
  DAC and DSI (3)                                                                                         3,493
                                                                                               ------------------
    Amounts recognized                                                                                    3,115
Deferred income taxes                                                                                     1,245
                                                                                               ------------------
Unrealized net capital gains and losses, after-tax                                            $          (2,337)
                                                                                               ==================

----------
(1) Included in the fair value of derivative securities are $4 million classified as assets and $(12) million classified as liabilities.

(2) The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. Although we evaluate premium deficiencies on the combined performance of our life insurance and immediate annuities with life contingencies, the adjustment primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies.

(3) The DAC and DSI adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

                                                                       GROSS UNREALIZED
                                                         FAIR       ------------------------    UNREALIZED NET
($ IN MILLIONS)                                          VALUE        GAINS        LOSSES        GAINS (LOSSES)
                                                       -----------  -----------  -----------   ------------------
AT DECEMBER 31, 2007
Fixed income securities                               $   58,469   $     2,260  $   (1,811)   $             449
Equity securities                                            102             5          (5)                  --
Derivative instruments (1)                                   (32)           --         (32)                 (32)
                                                                                               ------------------
   Unrealized net capital gains and losses, pre-tax                                                         417

Amounts recognized for:
   Insurance reserves                                                                                    (1,059)
   DAC and DSI                                                                                              513
                                                                                               ------------------
     Amounts recognized                                                                                    (546)
Deferred income taxes                                                                                        45
                                                                                               ------------------
Unrealized net capital gains and losses, after-tax                                            $             (84)
                                                                                               ==================

----------
(1) Included in the fair value of derivative securities are $(9) million classified as assets and $23 million classified as liabilities.

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 is as follows:


        ($ IN MILLIONS)                                   2008          2007        2006
                                                       -----------  -----------  -----------
        Fixed income securities                       $   (7,139)  $   (1,139)  $     (672)
        Equity securities                                    (24)         (11)           6
        Short-term investments                                 3           --           --
        Derivative instruments                                46          (16)         (10)
                                                       -----------  -----------  -----------
          Total                                           (7,114)      (1,166)        (676)

        Amounts recognized for:
          Insurance reserves                                 681           70          214
          DAC and DSI                                      2,980          467           58
                                                       -----------  -----------  -----------
           Increase in amounts recognized                  3,661          537          272
        Deferred income taxes                              1,200          220          141
                                                       -----------  -----------  -----------
        Change in unrealized net capital gains
          and losses                                  $   (2,253)  $     (409)  $     (263)
                                                       ===========  ===========  ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PORTFOLIO MONITORING

     Inherent in the Company's evaluation of a particular security are assumptions and estimates about the financial condition of the issue or issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

     The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.


($ IN MILLIONS)                                   LESS THAN 12 MONTHS                  12 MONTHS OR MORE
                                          ---------------------------------  ------------------------------------    TOTAL
                                           NUMBER       FAIR    UNREALIZED    NUMBER        FAIR      UNREALIZED   UNREALIZED
                                          OF ISSUES    VALUE      LOSSES     OF ISSUES      VALUE       LOSSES       LOSSES
                                          ---------   --------  -----------  ----------  -----------  -----------  -----------
AT DECEMBER 31, 2008
Fixed income securities
 Municipal                                     400   $  2,460  $     (653)          26  $       199  $      (43)  $     (696)
 Corporate                                   1,282     12,781      (1,779)         446        4,344      (1,776)      (3,555)
 Foreign government                             43        304         (53)           2           13         (12)         (65)
 MBS                                           129        724        (142)          57          233        (121)        (263)
 CMBS                                          289      2,646        (786)         176          901      (1,206)      (1,992)
 ABS                                           141        778        (251)         335        1,666      (1,783)      (2,034)
 Redeemable preferred stock                      3          9          (6)          --           --          --           (6)
                                          ---------   --------   ----------   ---------   ----------   ----------   ----------
   Total fixed income securities             2,287     19,702      (3,670)       1,042        7,356      (4,941)      (8,611)

Equity securities                               39         55         (25)          --           --          --          (25)
                                          ---------   --------   ----------   ---------   ----------   ----------   ----------
   Total fixed income and equity
     securities                              2,326   $ 19,757  $   (3,695)       1,042  $     7,356  $   (4,941)  $   (8,636)
                                          =========   ========   ==========   =========   ==========   ==========   ==========
Investment grade fixed income securities     2,104   $ 18,791  $   (3,343)         906  $     6,757  $   (4,481)  $   (7,824)
Below investment grade fixed income
     securities                                183        911        (327)         136          599        (460)        (787)
                                          ---------   --------   ----------   ---------   ----------   ----------   ----------
   Total fixed income securities             2,287   $ 19,702  $   (3,670)       1,042  $     7,356  $   (4,941)  $   (8,611)
                                          =========   ========   ==========   =========   ==========   ==========   ==========
AT DECEMBER 31, 2007
Fixed income securities
 Municipal                                     132   $    826  $      (30)          24  $       134  $       (9)  $      (39)
 Corporate                                     812      9,437        (474)         322        3,744        (172)        (646)
 Foreign government                             19        167          (3)           1            1          --           (3)
 MBS                                           122      1,145         (31)         433          686         (15)         (46)
 CMBS                                          306      3,074        (345)         133        1,137         (41)        (386)
 ABS                                           438      4,307        (648)          60          510         (42)        (690)
 Redeemable preferred stock                      1         13          (1)          --           --          --           (1)
                                          ---------   --------   ----------   ---------   ----------   ----------   ----------
   Total fixed income securities             1,830     18,969      (1,532)         973        6,212        (279)      (1,811)

Equity securities                                9         64          (5)          --           --          --           (5)
                                          ---------   --------   ----------   ---------   ----------   ----------   ----------
   Total fixed income and equity
     securities                              1,839   $ 19,033  $   (1,537)         973  $     6,212  $     (279)  $   (1,816)
                                          =========   ========   ==========   =========   ==========   ==========   ==========
Investment grade fixed income securities     1,629   $ 17,675  $   (1,396)         929  $     5,882  $     (247)  $   (1,643)
Below investment grade fixed income
  securities                                   201      1,294        (136)          44          330         (32)        (168)
                                          ---------   --------   ----------   ---------   ----------   ----------   ----------
   Total fixed income securities             1,830   $ 18,969  $   (1,532)         973  $     6,212  $     (279)  $   (1,811)
                                          =========   ========   ==========   =========   ==========   ==========   ==========

     As of December 31, 2008, $1.71 billion of unrealized losses are related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $1.71 billion, $1.63 billion are related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating from the NAIC of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion, or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

     As of December 31, 2008, the remaining $6.93 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost. Of the $6.93 billion, $705 million are related to below investment grade fixed income securities and $22 million are related to equity securities. Of these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts, $13 million of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of December 31, 2008. Unrealized losses on below investment grade securities are principally related to rising interest rates or changes in credit spreads. Unrealized losses on equity securities are primarily related to equity market fluctuations. The Company expects eventual recovery of these securities. Every security was included in our portfolio monitoring process.

     The securities comprising the $6.93 billion of unrealized losses were evaluated based on factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent's bankruptcy.

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

     As of December 31, 2008, the Company had the intent and ability to hold the fixed income and equity securities with unrealized losses for a period of time sufficient for them to recover.

LIMITED PARTNERSHIP IMPAIRMENT

     As of December 31, 2008 and 2007, equity method limited partnership interests totaled $627 million and $485 million, respectively. The Company recognizes a loss in value for equity method investments when evidence demonstrates that it is other-than-temporarily impaired. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. In 2008 and 2007, the Company had write-downs of $13 million and $9 million, respectively, related to equity method limited partnership interests. No write-downs were recognized in 2006.

     As of December 31, 2008 and 2007, the carrying value for cost method limited partnership interests was $560 million and $509 million, respectively, which primarily included limited partnership interests in fund investments. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other recent adverse events since the last financial statements received that might affect the fair value of the investee's capital. Additionally, the Company uses a screening process to identify those investments whose net asset value is below established thresholds for certain periods of time, and investments that are performing below expectations for consideration for inclusion on its watch-list. In 2008, 2007 and 2006 the Company had write-downs of $53 million, $0.3 million and $0.1 million, respectively, related to cost method investments that were other-than-temporarily impaired.

MORTGAGE LOAN IMPAIRMENT

     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     The net carrying value of impaired loans at December 31, 2008 and 2007 was $159 million and $2 million, respectively. Valuation allowances of $3 million were held at December 31, 2008 reflecting a charge to operations related to impaired mortgage loans. No valuation allowances were held at December 31, 2007 because the fair value of the collateral was greater than the recorded investment in the loans, and no valuation allowances were charged to operations during the years 2007 or 2006. Realized capital losses due to changes in intent to hold mortgage loans to maturity totaled $73 million and $28 million for the years ended December 31, 2008 and 2007, respectively.

     Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise cash basis is used. The Company recognized interest income on impaired loans of $6 million, $0.2 million and $0.4 million during 2008, 2007 and 2006, respectively. The average balance of impaired loans was $43 million, $3 million and $5 million in 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS

     The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represents more than 5% of the portfolio at December 31.

        (% OF MUNICIPAL BOND PORTFOLIO CARRYING VALUE)         2008           2007
                                                             ----------     ---------
        California                                                18.3 %        19.7 %
        Delaware                                                   9.3           8.1
        Texas                                                      8.9           9.0
        New York                                                   8.9           9.5
        New Jersey                                                 7.2           7.1
        Virginia                                                   6.0           4.7
        Oregon                                                     5.3           5.2

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5% of the portfolio at December 31.

      (% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)       2008          2007
                                                             ----------     ----------
      California                                                  21.0 %         22.7 %
      Illinois                                                     9.0            8.7
      Texas                                                        7.0            7.3
      Pennsylvania                                                 6.2            5.5
      New Jersey                                                   6.1            5.5
      New York                                                     5.8            5.7

     The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

      (% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)       2008           2007
                                                             ----------     ---------
      Office buildings                                            32.5 %        35.3 %
      Retail                                                      24.5          23.1
      Warehouse                                                   22.6          21.3
      Apartment complex                                           15.5          15.8
      Other                                                        4.9           4.5
                                                             ----------     ---------
           Total                                                 100.0 %       100.0 %
                                                             ==========     =========

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2008 for loans that were not in foreclosure are as follows:

                                                 NUMBER        CARRYING
                          ($ IN MILLIONS)       OF LOANS        VALUE         PERCENT
                                              ------------   ------------   ----------
                          2009                         81   $        746          7.5 %
                          2010                         94          1,182         11.8
                          2011                        106          1,434         14.3
                          2012                        106          1,321         13.2
                          2013                         82            780          7.8
                          Thereafter                  445          4,549         45.4
                                              ------------   ------------   ----------
                            Total                     914   $     10,012        100.0 %
                                              ============   ============   ==========

     In 2008, $423 million of commercial mortgage loans were contractually due. Of these, 79% were paid as due, 2% were refinanced at prevailing market terms and 18% were extended generally for less than one year. 1% was in the process of foreclosure, and none were foreclosed or in the process of refinancing or restructuring discussions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATION OF CREDIT RISK

     At December 31, 2008, other than U.S. government and agencies, the Company's exposure to credit concentration risk to a single issuer and its affiliaties of greater than 10% of shareholder's equity includes the following:


          ($ IN MILLIONS)                                                 PERCENTAGE OF         PERCENTAGE OF
                                                         CARRYING         STOCKHOLDER'S             TOTAL
                                                           VALUE              EQUITY             INVESTMENTS
                                                      ---------------   ------------------   -------------------
          Federal Home Loan Mortgage Corporation
            ("Freddie Mac")
               Fixed income securities               $           61
               Mortgage loans                                    30
               Short-term investments                           199
                                                      ---------------
                 Total Freddie Mac                   $          290             13.1%                  0.5%
                                                      ===============

          Bank of America Corporation
               Fixed income securities               $          283
               Equity securities                                  7
               Derivative instruments                            (2)
                                                      ---------------
                 Total Bank of America
                   Corporation                       $          288             13.0                   0.5
                                                      ===============

          Federal National Mortgage Association
             ("Fannie Mae")
               Fixed income securities               $          267
                                                      ---------------
                 Total Fannie Mae                    $          267             12.1                   0.4
                                                      ===============

          Wells Fargo & Company
               Fixed income securities               $          227
               Derivative instruments                            (1)
                                                      ---------------
                 Total Wells Fargo & Company         $          226             10.2                   0.4
                                                      ===============

SECURITIES LOANED

     The Company's business activities include securities lending programs with third parties, mostly large banks. At December 31, 2008 and 2007, fixed income and equity securities with a carrying value of $307 million and $1.70 billion, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $34 million, $11 million and $5 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

OTHER INVESTMENT INFORMATION

     Included in fixed income securities are below investment grade assets totaling $1.73 billion and $2.66 billion at December 31, 2008 and 2007, respectively.

     At December 31, 2008, fixed income securities with a carrying value of $66 million were on deposit with regulatory authorities as required by law.

     At December 31, 2008, the carrying value of fixed income securities that were non-income producing was $4 million. No other investments were non-income producing at December 31, 2008.

7.   FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the Company's financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008:



                                       QUOTED PRICES     SIGNIFICANT
                                         IN ACTIVE         OTHER         SIGNIFICANT
                                        MARKETS FOR      OBSERVABLE      UNOBSERVABLE                        BALANCE AS OF
                                     IDENTICAL ASSETS      INPUTS           INPUTS       OTHER VALUATIONS     DECEMBER 31,
($ IN MILLIONS)                         (LEVEL 1)         (LEVEL 2)       (LEVEL 3)         AND NETTING          2008
                                     -----------------  -------------  ----------------  -----------------  ----------------
FINANCIAL ASSETS:
Fixed income securities             $            276   $     28,037   $        14,133                      $        42,446
Equity securities                                  1             54                27                                   82
Short-term investments                           342          3,516                --                                3,858
Other investments:
    Free-standing derivatives                     --            605                13                                  618
                                     -----------------  -------------  ----------------                     ----------------
      TOTAL RECURRING BASIS ASSETS               619         32,212            14,173                               47,004
Non-recurring basis                               --             --               244                                  244
Valued at cost, amortized cost or
   using the equity method                                                              $         13,004            13,004
Counterparty and cash collateral
   netting (1)                                                                                      (480)             (480)
                                     -----------------  -------------  ----------------  -----------------  ----------------
TOTAL INVESTMENTS                                619         32,212            14,417             12,524            59,772
                                     -----------------  -------------  ----------------  -----------------  ----------------
Separate account assets                        8,239             --                --                 --             8,239
Other assets                                      (1)            --                 1                 --                --
                                     -----------------  -------------  ----------------  -----------------  ----------------
TOTAL FINANCIAL ASSETS              $          8,857   $     32,212   $        14,418   $         12,524   $        68,011
                                     =================  =============  ================  =================  ================
% of Total financial assets                     13.0%          47.4%             21.2%              18.4%            100.0%

FINANCIAL LIABILITIES:
Contractholder funds:
   Derivatives embedded in
      annuity contracts             $             --   $        (37)  $          (265)                     $          (302)
Other liabilities:
   Free-standing derivatives                      --         (1,118)             (106)                              (1,224)
Non-recurring basis                               --             --                --                                   --
Counterparty and cash collateral
    netting (1)                                                                         $            460               460
                                     -----------------  -------------  ----------------  -----------------  ----------------
TOTAL FINANCIAL LIABILITIES         $             --   $     (1,155)  $          (371)  $            460   $        (1,066)
                                     =================  =============  ================  =================  ================
% of Total financial liabilities                  --%         108.4%             34.8%            (43.2)%            100.0%

----------
(1) In accordance with FSP FIN 39-1, the Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement. At December 31, 2008, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $20 million.

     As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3). Gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Level 1 and Level 2) and unobservable inputs (Level 3). Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and unrealized gains and losses in the quarter of transfer are reflected in the table below. Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and Level 2 financial instruments entered into that economically hedge certain exposures to the Level 3 positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table provides a summary of changes in fair value during the year ended December 31, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at December 31, 2008.

                                                 TOTAL REALIZED AND UNREALIZED
                                                   GAINS (LOSSES) INCLUDED IN:
                                                 ------------------------------
                                                                    OCI ON
                                                                  STATEMENT OF     PURCHASES, SALES,
                               BALANCE AS OF         NET           FINANCIAL        ISSUANCES AND
($ IN MILLIONS)               JANUARY 1, 2008     INCOME (1)       POSITION        SETTLEMENTS, NET
                              ----------------   ------------    -------------    ------------------
FINANCIAL ASSETS
Fixed income securities      $         18,830   $     (1,617)   $      (3,029)   $           (2,322)
Equity securities                          61             (3)             (12)                   20
Other investments:
Free-standing derivatives,
  net                                      (6)          (125)              --                    38
                              ----------------   ------------    -------------    ------------------
TOTAL INVESTMENTS                      18,885         (1,745)          (3,041)               (2,264)
Other assets                                2             (1)              --                    --
                              ----------------   ------------    -------------    ------------------
TOTAL RECURRING LEVEL 3
  FINANCIAL ASSETS           $         18,887   $     (1,746)   $      (3,041)   $           (2,264)
                              ================   ============    =============    ==================
FINANCIAL LIABILITIES
Contractholder funds:
Derivatives embedded in
  annuity contracts          $              4   $       (270)   $          --    $                1
                              ----------------   ------------    -------------    ------------------
TOTAL RECURRING LEVEL 3
  FINANCIAL LIABILITIES      $              4   $       (270)   $          --    $                1
                              ================   ============    =============    ==================

                                                                         TOTAL
                                                                     GAINS (LOSSES)
                                                                      INCLUDED IN
                                    NET                             NET INCOME FOR
                               TRANSFERS IN                           INSTRUMENTS
                                  AND/OR        BALANCE AS OF        STILL HELD AT
                                 (OUT) OF        DECEMBER 31,         DECEMBER 31,
($ IN MILLIONS)                  LEVEL 3            2008                2008 (4)
                              --------------   ---------------     -----------------
FINANCIAL ASSETS
Fixed income securities      $        2,271   $        14,133     $          (1,340)
Equity securities                       (39)               27                    (3)
Other investments:
Free-standing derivatives,
  net                                    --               (93) (2)              (37)
                              --------------   ---------------     -----------------
TOTAL INVESTMENTS                     2,232            14,067  (3)           (1,380)
Other assets                             --                 1                    (1)
                              --------------   ---------------     -----------------
TOTAL RECURRING LEVEL 3
  FINANCIAL ASSETS           $        2,232   $        14,068     $          (1,381)
                              ==============   ===============     =================
FINANCIAL LIABILITIES
Contractholder funds:
Derivatives embedded in
  annuity contracts          $           --   $          (265)    $            (270)
                              --------------   ---------------     -----------------
TOTAL RECURRING LEVEL 3
  FINANCIAL LIABILITIES      $           --   $          (265)    $            (270)
                              ==============   ===============     =================

----------
(1) The effect to net income of financial assets and financial liabilities totals $(2.02) billion and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(1.83) billion in realized capital gains and losses; $91 million in net investment income; $(6) million in interest credited to contractholder funds; and $(270) million in contract benefits.

(2) Comprises $13 million of financial assets and $(106) million of financial liabilities.

(3) Comprises $14.17 billion of investments and $(106) million of free-standing derivatives included in financial liabilities.

(4) The amounts represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(1.65) billion and are reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(1.45) billion in realized capital gains and losses; $75 million in net investment income; $(1) million in interest credited to contractholder funds and $(270) million in contract benefits.

     Presented below are the fair value estimates of financial instruments including those reported at fair value and discussed above and those reported using other methods for which a description of the method to determine fair value appears below the following tables.

FINANCIAL ASSETS

                                                         DECEMBER 31, 2008         DECEMBER 31, 2007
                                                     -----------------------   -----------------------
                                                      CARRYING       FAIR       CARRYING       FAIR
       ($ IN MILLIONS)                                  VALUE        VALUE        VALUE       VALUE
                                                     ----------   ----------   ----------   ----------
       Fixed income securities (1)                  $   42,446   $   42,446   $   58,469   $   58,469
       Equity securities (1)                                82           82          102          102
       Mortgage loans                                   10,012        8,700        9,901        9,804
       Limited partnership interests - cost basis          560          541          509          525
       Short-term investments (1)                        3,858        3,858          386          386
       Bank loans                                          981          675        1,128        1,085
       Free-standing derivatives (1)                       138          138          457          457
       Intercompany notes                                  250          185          200          186
       Separate accounts (1)                             8,239        8,239       14,929       14,929

----------
       (1) Carried at fair value in the Consolidated Statements of Financial Position.

     The fair value of mortgage loans is based on discounted contractual cash flows. Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral. The fair value of limited partnership interests accounted for on the cost basis is determined using reported net asset values of the underlying funds. The fair value of bank loans, which are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reported in other investments on the Consolidated Statements of Financial Position, are valued based on broker quotes from brokers familiar with the loans. The fair value of intercompany notes is based on discounted cash flow calculations using current interest rates for instruments with comparable terms.

FINANCIAL LIABILITIES

                                                          DECEMBER 31, 2008         DECEMBER 31, 2007
                                                      -----------------------   -----------------------
                                                       CARRYING      FAIR        CARRYING     FAIR
  ($ IN MILLIONS)                                        VALUE       VALUE         VALUE      VALUE
                                                      ----------   ----------   ----------  -----------
  Contractholder funds on investment contracts (2)   $   45,989   $   42,484   $   50,445   $   49,117
  Surplus notes due to related parties                      650          566          200          189
  Liability for collateral (1)                              340          340        1,817        1,817
  Free-standing derivatives (1)                             744          744          292          292

----------
  (1)  Carried at fair value in the Consolidated Statements of Financial
       Position.

  (2) As of December 31, 2008 and 2007, contractholder funds on investment contracts exclude contractholder funds related to interest-sensitive life insurance, variable annuities and variable life insurance totaling $10.79 billion and $10.02 billion, respectively.

     Beginning in 2008, the fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for credit risk. Deferred annuities included in contractholder funds are valued using discounted cash flow models which incorporate market value margins, which are based on the cost of holding economic capital, and the Company's own credit risk. Immediate annuities without life contingencies and fixed rate funding agreements are valued at the present value of future benefits using market implied interest rates which include the Company's own credit risk. In 2007, the fair value of investment contracts was based on the terms of the underlying contracts. Fixed annuities were valued at the account balance less surrender charges. Immediate annuities without life contingencies and fixed rate funding agreements were valued at the present value of future benefits using current interest rates. The fair value of variable rate funding agreements approximated the carrying value. Market value adjusted annuities' fair value was estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximated the carrying value since the embedded equity options are carried at fair value.

     The fair value of surplus notes due to related parties is based on discounted cash flow calculations using current interest rates for instruments with comparable terms and considers the Company's own credit risk. The liability for collateral is valued at carrying value due to its short-term nature.

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

     The Company uses derivatives to partially mitigate potential adverse impacts from future increases in credit spreads. Credit default swaps are used to mitigate the credit spread risk within the Company's fixed income portfolio.

     Asset-liability management is a risk management strategy that is principally employed to align the respective interest-rate sensitivities of the Company's assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps and floors are acquired to change the interest rate characteristics of existing assets and liabilities to ensure a properly matched relationship is maintained within specific ranges and to reduce exposure to rising or falling interest rates. The Company uses financial futures to hedge anticipated asset purchases and liability issuances and financial futures and options for hedging the Company's equity exposure contained in equity indexed annuity product contracts that offer equity returns to contractholders. In addition, the Company also uses interest rate swaps to hedge interest rate risk inherent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in funding agreements and foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements.

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

     The Company has derivatives that are embedded in non-derivative "host" contracts. The Company's primary embedded derivatives are conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock; equity options in annuity product contracts, which provide equity returns to contractholders; and equity-indexed notes containing equity call options, which provide a coupon payout based upon one or more equity-based indices.

     The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are generally not representative of the potential for gain or loss on these agreements. However, the notional amounts specified in credit default swaps represent the maximum amount of potential loss, assuming no recoveries.

     Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. The fair value valuation techniques are described in Note 2. For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts. As of December 31, 2008, the Company pledged $28 million of securities in the form of margin deposits.

     Carrying value amounts include the fair value of the derivatives, including the embedded derivatives, and exclude the accrued periodic settlements which are short term in nature and are reported in accrued investment income or other invested assets. The carrying value amounts for free-standing derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements.

     Derivative instruments are recorded at fair value and presented in the Consolidated Statements of Financial Position as of December 31, as follows:

                                                                     CARRYING VALUE
                                                    --------------------------------------------------
                                                            ASSETS                (LIABILITIES)
                                                    -----------------------   ------------------------
          ($ IN MILLIONS)                              2008         2007         2008         2007
                                                    ----------   ----------   ----------    ----------
          Fixed income securities                  $      222   $      612   $       --    $       --
          Other investments                               138          444           --            --
          Other assets                                      3            2           --            --
          Contractholder funds                             --           --         (302)         (119)
          Other liabilities and accrued expenses           --           --         (744)         (292)
                                                    ----------   ----------   ----------    ----------
            Total                                  $      363   $    1,058   $   (1,046)   $     (411)
                                                    ==========   ==========   ==========    ==========

     For cash flow hedges, unrealized net pre-tax losses included in accumulated other comprehensive income were $16 million and $(32) million at December 31, 2008 and 2007, respectively. The net pre-tax changes in accumulated other comprehensive income due to cash flow hedges were $48 million, $(16) million and $(10) million in 2008, 2007 and 2006, respectively. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be $(1) million in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2008.

                                                                                               CARRYING VALUE
                                                         NOTIONAL         FAIR         ------------------------------
($ IN MILLIONS)                                           AMOUNT          VALUE            ASSETS       (LIABILITIES)
                                                     --------------  --------------   --------------   --------------
INTEREST RATE CONTRACTS
   Interest rate swap agreements                     $      10,354   $        (799)   $          22    $        (821)
   Financial futures contracts and options                   4,359              (1)              --               (1)
   Interest rate cap and floor agreements                    5,688             (35)               2              (37)
                                                     --------------  --------------   --------------   --------------
      Total interest rate contracts                         20,401            (835)              24             (859)

EQUITY AND INDEX CONTRACTS
   Options, financial futures, and warrants                  5,056              49               97              (48)

FOREIGN CURRENCY CONTRACTS
   Foreign currency swap agreements                          1,233             222                9              213
   Foreign currency forwards and options                        10              --               --               --
                                                     --------------  --------------   --------------   --------------
      Total foreign currency contracts                       1,243             222                9              213

CREDIT DEFAULT SWAPS USED FOR ASSET REPLICATION
   Credit default swaps - selling protection                   517             (73)              (1)             (72)

EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS
   Guaranteed accumulation benefits                            985            (147)              --             (147)
   Guaranteed withdrawal benefits                              744            (119)              --             (119)
   Conversion options in fixed income securities               378              90               90               --
   Equity-indexed call options in fixed income
     securities                                                800             132              132               --
   Equity-indexed call options in fixed income
     securities                                              4,150             (37)              --              (37)
   Other embedded derivative financial instruments             135               1               --                1
                                                     --------------  --------------   --------------   --------------
      Total embedded derivative financial                    7,192             (80)             222             (302)
      instruments

OTHER DERIVATIVE FINANCIAL INSTRUMENTS
   Credit default swaps - buying protection                  1,145              31                9               22
   Other                                                        81               3                3               --
                                                     --------------  --------------   --------------   --------------
     Total other derivative instruments                      1,226              34               12               22
                                                     --------------  --------------   --------------   --------------
TOTAL DERIVATIVE FINANCIAL INSTRUMENTS               $      35,635   $        (683)   $         363    $      (1,046)
                                                     ==============  ==============   ==============   ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2007:

                                                                                                         CARRYING VALUE
                                                                   NOTIONAL         FAIR         ------------------------------
($ IN MILLIONS)                                                     AMOUNT          VALUE            ASSETS       (LIABILITIES)
                                                                -------------   -------------    -------------    -------------
INTEREST RATE CONTRACTS
   Interest rate swap agreements                                 $    14,886     $      (297)     $      (117)     $      (180)
   Financial futures contracts and options                               710               2                2               --
   Interest rate cap and floor agreements                             13,760               5                5               --
                                                                -------------   -------------    -------------    -------------
   Total interest rate contracts                                      29,356            (290)            (110)            (180)

EQUITY AND INDEX CONTRACTS
   Options, financial futures, and warrants                            6,057             106              176              (70)

FOREIGN CURRENCY CONTRACTS
   Foreign currency swap agreements                                    1,493             361              388              (27)

CREDIT DEFAULT SWAPS USED FOR ASSET REPLICATION
   Credit default swaps - selling protection                             631             (23)             (10)             (13)

EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS
   Guaranteed accumulation benefits                                    1,592              --               --               --
   Guaranteed withdrawal benefits                                      1,216              --               --               --
   Conversion options in fixed income securities                         559             190              190               --
   Equity-indexed call options in fixed income securities                800             422              422               --
   Equity-indexed and forward starting options in life
     and annuity product contracts                                     3,934            (123)              --             (123)
   Other embedded derivative financial instruments                       154               2               --                2
                                                                -------------   -------------    -------------    -------------
     Total embedded derivative financial instruments                   8,255             491              612             (121)

OTHER DERIVATIVE FINANCIAL INSTRUMENTS
   Other                                                                  87               2                2               --
                                                                -------------   -------------    -------------    -------------
     Total other derivative financial instruments                         87               2                2               --
                                                                -------------   -------------    -------------    -------------

TOTAL DERIVATIVE FINANCIAL INSTRUMENTS                           $    45,879     $       647      $     1,058      $      (411)
                                                                =============   =============    =============    =============

     The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company uses master netting agreements for over-the-counter derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2008, counterparties pledged $20 million in cash collateral to the Company, and the Company pledged $544 million in securities to counterparties. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

     Credit exposure represents the Company's potential loss if all of the counterparties concurrently fail to perform under the contractual terms of the contracts and all collateral, if any, becomes worthless. This exposure is measured by the fair value of free-standing derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of legally enforceable master netting agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the counterparty credit exposure by counterparty credit rating at December 31, as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap and certain option agreements.

($ IN MILLIONS)                         2008                                                   2007
                ----------------------------------------------------  -------------------------------------------------------
                Number of                               Exposure,      Number of                                Exposure,
                 Counter-    Notional     Credit          net of        Counter-      Notional     Credit         net of
 RATING (1)      parties      amount    exposure (2)  collateral (2)    parties        amount   exposure (2)   collateral (2)
------------    ----------  ----------  ------------- --------------  ------------   ---------  ------------  ---------------
   AAA                  1    $     84     $       --     $       --             1     $   228    $       --    $         --

   AA+                 --          --             --             --             1       2,016             3               3
   AA                  --          --             --             --             7      11,652            65               8
   AA-                  3       6,539              5              5             4       5,532            11               1
   A+                   5       6,195              8              8             3      11,398           187              --
   A                    4       6,001             35             15            --          --            --              --
   A-                   1         216             25             25            --          --            --              --
                ----------  ----------   ------------  -------------  ------------   ---------  ------------  ---------------
   Total               14    $ 19,035     $       73     $       53            16     $30,826    $      266    $          12
                ==========  ==========   ============  =============  ============   =========  ============  ===============

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

CREDIT DERIVATIVES - SELLING PROTECTION

     Credit default swaps ("CDS") are utilized for selling credit protection against a specified credit event. A credit default swap is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly referred to as the "reference entity" or a portfolio of "reference entities"), for a periodic premium. In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. Credit risk includes both default risk and market value exposure due to spread widening. CDS typically have a five-year term.

     The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2008:

                                                NOTIONAL AMOUNT
                                      CREDIT RATING UNDERLYING NOTIONAL
                             ---------------------------------------------------
                                                                    BB AND              FAIR
($ IN MILLIONS)                AAA       AA        A       BBB      LOWER    TOTAL      VALUE
                             ------    ------   ------    ------    ------   ------    -------
SINGLE NAME
   Investment grade
      corporate debt        $   10    $   --   $  115    $   91     $  --   $  216    $  (10)
   High yield debt              --        --       --        --         6        6        (3)
   Municipal                    --        25       --        --        --       25       (11)
   Sovereign                    --        --       --        20         5       25        (1)
                             ------    ------   ------    ------    ------   ------    -------
      Subtotal                  10        25      115       111        11      272       (25)
FIRST-TO-DEFAULT
   Investment grade
      corporate debt            --        --       30        60        --       90        (5)
   Municipal                    --       120       35        --        --      155       (43)
                             ------    ------   ------    ------    ------   ------    -------
      Subtotal                  --       120       65        60        --      245       (48)
                             ------    ------   ------    ------    ------   ------    -------
TOTAL                       $   10    $  145   $  180    $  171     $  11   $  517    $  (73)
                             ======    ======   ======    ======    ======   ======    =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default ("FTD") structure or credit derivative index ("CDX") that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement. With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the referenced entity's public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With FTD baskets, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names. CDX index is utilized to take a position on multiple (generally 125) reference entities. Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference credit. If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement. In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, while in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset. When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at time of settlement. For CDX index, the reference entity's name incurring the credit event is removed from the index while the contract continues until expiration. The maximum payout on a CDS is the contract notional amount. A physical settlement may afford the Company with recovery rights as the new owner of the asset.

     The Company monitors risk associated with credit derivatives through individual name credit limits at both a credit derivative and a combined cash instrument/credit derivative level. The ratings of individual names for which protection has been sold are also monitored.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS AND UNCONSOLIDATED INVESTMENTS IN VIES

     The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

                                                        2008                          2007
                                              ---------------------------   ---------------------------
                                              CONTRACTUAL       FAIR        CONTRACTUAL       FAIR
($ IN MILLIONS)                                 AMOUNT          VALUE          AMOUNT         VALUE
                                              ------------   ------------   ------------   ------------
Commitments to invest in limited
    partnership interests                    $      1,075   $         --   $      1,198   $         --
Commitments to invest - other                           2             --             12             --
Commitments to extend mortgage loans                    3             --            326              3
Private placement commitments                          --             --             30             --

     In the preceding table, the contractual amounts represent the amount at risk if the contract is fully drawn upon, the counterparty defaults and the value of any underlying security becomes worthless. Unless noted otherwise, the Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

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

     In 2006, the Company participated in the establishment of an investment management variable interest entity ("VIE") that holds assets under the management of Allstate Investment Management Company, an unconsolidated affiliate of the Company, on behalf of unrelated third party investors. The VIE had assets primarily consisting of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment securities and cash totaling $400 million and liabilities primarily consisting of long-term debt totaling $378 million at December 31, 2008. The Company does not consolidate the VIE because it is not the primary beneficiary. The Company's maximum loss exposure related to the VIE is the amortized cost of its investment, which was $7 million at December 31, 2008.

8.   RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

       ($ IN MILLIONS)                                                 2008           2007
                                                                   ------------   -----------
       Immediate fixed annuities:
         Structured settlement annuities                          $      6,628   $     7,094
         Other immediate fixed annuities                                 2,101         2,253
       Traditional life insurance                                        2,538         2,397
       Other                                                               989           854
                                                                   ------------   -----------
           Total reserve for life-contingent contract benefits    $     12,256   $    12,598
                                                                   ============   ===========

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

                                                                                          INTEREST              ESTIMATION
             PRODUCT                                 MORTALITY                              RATE                  METHOD
---------------------------------- ------------------------------------------------ ------------------ ---------------------------
Structured settlement annuities    U.S. population with projected calendar year     Interest rate      Present value of
                                   improvements; mortality rates adjusted for each  assumptions range  contractually specified
                                   impaired life based on reduction in life         from 2.9% to 11.7% future benefits
                                   expectancy

Other immediate fixed annuities    1983 group annuity mortality table; 1983         Interest rate      Present value of expected
                                   individual annuity mortality table;  Annuity     assumptions range  future benefits based on
                                   2000 mortality table with internal modifications from 1.6% to 11.5% historical experience

Traditional life insurance         Actual company experience plus loading           Interest rate      Net level premium reserve
                                                                                    assumptions range  method using the Company's
                                                                                    from 4.0% to 11.3% withdrawal experience rates
 Other:
     Variable annuity guaranteed   100% of Annuity 2000 mortality table             Interest rate      Projected benefit ratio
       minimum death benefits (1)                                                   assumptions range  applied to cumulative
                                                                                    from 5.3% to 5.9%  assessments

     Accident and health           Actual company experience plus loading                              Unearned premium;
                                                                                                       additional contract
                                                                                                       reserves for traditional
                                                                                                       life insurance

----------
(1) In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential (see Note 3).

     To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies. A liability of $378 million and $1.06 billion is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2008 and 2007, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, contractholder funds consist of the following:

        ($ IN MILLIONS)                                                        2008             2007
                                                                           -------------    -------------
        Interest-sensitive life insurance                                 $       9,308    $       8,896
        Investment contracts:
          Fixed annuities                                                        37,625           38,100
          Funding agreements backing medium-term notes                            9,314           13,375
          Other investment contracts                                                533               93
                                                                           -------------    -------------
            Total contractholder funds                                    $      56,780    $      60,464
                                                                           =============    =============

     The following table highlights the key contract provisions relating to contractholder funds:

              PRODUCT                          INTEREST RATE                       WITHDRAWAL/SURRENDER CHARGES
-----------------------------------  ----------------------------------- --------------------------------------------------
Interest-sensitive life insurance     Interest rates credited range       Either a percentage of account balance or
                                      from 2.0% to 6.0%                   dollar amount grading off generally over 20
                                                                          years

Fixed annuities                       Interest rates credited range       Either a declining or a level percentage charge
                                      from 1.3% to 11.5% for immediate    generally over nine years or less.
                                      annuities and 0% to 16.0% for       Additionally, approximately 28.4% of fixed
                                      other fixed annuities (which        annuities are subject to market value
                                      include equity-indexed annuities    adjustment for discretionary withdrawals
                                      whose returns are indexed to the
                                      S&P 500)

Funding agreements backing            Interest rates credited range       Not applicable
medium-term notes                     from 0.5% to 6.5% (excluding
                                      currency-swapped medium-term
                                      notes)

Other investment contracts:
Variable guaranteed minimum           Interest rates used in              Withdrawal and surrender charges are based on
    income, accumulation and          establishing reserves range from    the terms of the related interest-sensitive
    withdrawal benefits (1) and       1.8% to 10.3%                       life insurance or fixed annuity contract
    secondary guarantees on
    interest-sensitive life
    insurance and fixed annuities

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

     Contractholder funds activity for the years ended December 31 is as follows:

       ($ IN MILLIONS)                                                 2008           2007
                                                                     -----------   -----------
       Balance, beginning of year                                  $    60,464   $    60,565
          Deposits                                                       9,286         7,960
          Interest credited                                              2,350         2,635
          Benefits                                                      (1,701)       (1,656)
          Surrenders and partial withdrawals                            (4,329)       (4,928)
          Maturities of institutional products                          (8,599)       (3,165)
          Net transfers from separate accounts                              19            13
          Contract charges                                                (819)         (751)
          Fair value hedge adjustments for institutional products          (56)           34
          Other adjustments                                                165          (243)
                                                                     -----------   -----------
       Balance, end of year                                        $    56,780   $    60,464
                                                                     ===========   ===========

     The Company offered various guarantees to variable annuity contractholders. Liabilities for variable contract guarantees related to death benefits are included in the reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Position. All liabilities for variable contract guarantees are reported on a gross basis on the balance sheet with a corresponding reinsurance recoverable asset for those contracts subject to reinsurance, including the Prudential Reinsurance Agreements as disclosed in
Note 3.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $7.07 billion and $13.32 billion of equity, fixed income and balanced mutual funds and $730 million and $661 million of money market mutual funds at December 31, 2008 and 2007, respectively.

     The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

     ($ IN MILLIONS)                                                                    DECEMBER 31,
                                                                                 ---------------------------
                                                                                     2008             2007
                                                                                 ------------   ------------
     IN THE EVENT OF DEATH
        Separate account value                                                  $      7,802   $     13,939
        Net amount at risk (1)                                                  $      3,971   $        956
        Average attained age of contractholders                                     64 years       66 years

     AT ANNUITIZATION (INCLUDES INCOME BENEFIT GUARANTEES)
        Separate account value                                                  $      1,846   $      3,394
        Net amount at risk (2)                                                  $      1,459   $        144
        Weighted average waiting period until annuitization options available        4 years        3 years

     FOR CUMULATIVE PERIODIC WITHDRAWALS
        Separate account value                                                  $        718   $      1,218
        Net amount at risk (3)                                                  $        159   $          4

     ACCUMULATION AT SPECIFIED DATES
        Separate account value                                                  $        984   $      1,587
        Net amount at risk (4)                                                  $        223   $         --
        Weighted average waiting period until guarantee date                         9 years       10 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Guarantees related to withdrawal and accumulation benefits are considered to be derivative financial instruments; therefore, the liability for these benefits is established based on its fair value.

     The following table summarizes the liabilities for guarantees:

                                                                                      LIABILITY FOR
                                         LIABILITY FOR                                 GUARANTEES
                                           GUARANTEES           LIABILITY FOR          RELATED TO
                                        RELATED TO DEATH          GUARANTEES          ACCUMULATION
                                          BENEFITS AND            RELATED TO              AND
                                       INTEREST-SENSITIVE          INCOME              WITHDRAWAL
($ IN MILLIONS)                           LIFE PRODUCTS           BENEFITS              BENEFITS            TOTAL
                                      ---------------------   -------------------   ------------------   ------------
Balance at December 31, 2006 (1)     $                114    $               47    $              (8)   $       153
  Less reinsurance recoverables                        96                    23                   (8)           111
                                      ---------------------   -------------------   ------------------   ------------
Net balance at December 31, 2006                       18                    24                   --             42
Incurred guaranteed benefits                            7                    (5)                  --              2
Paid guarantee benefits                                (1)                   --                   --             (1)
                                      ---------------------   -------------------   ------------------   ------------
  Net change                                            6                    (5)                  --              1
Net balance at December 31, 2007                       24                    19                   --             43
  Plus reinsurance recoverables                       121                    26                   --            147
                                      ---------------------   -------------------   ------------------   ------------
Balance at December 31, 2007 (2)     $                145    $               45    $              --    $       190
                                      =====================   ===================   ==================   ============
  Less reinsurance recoverables                      (121)                  (26)                  --           (147)
Net balance at December 31, 2007                       24                    19                   --             43
Incurred guaranteed benefits                           11                    --                   --             11
Paid guarantee benefits                                (1)                   --                   --             (1)
                                      ---------------------   -------------------   ------------------   ------------
  Net change                                           10                    --                   --             10
Net balance at December 31, 2008                       34                    19                   --             53
  Plus reinsurance recoverables                        81                   200                  266            547
                                      ---------------------   -------------------   ------------------   ------------
Balance, December 31, 2008(3)        $                115    $              219    $             266    $       600
                                      =====================   ===================   ==================   ============

----------
     (1) Included in the total liability balance at December 31, 2006 are reserves for variable annuity death benefits of $89 million, variable annuity income benefits of $20 million, variable annuity accumulation benefits of $(7) million, variable annuity withdrawal benefits of $(1) million and other guarantees of $52 million.
     (2) Included in the total liability balance at December 31, 2007 are reserves for variable annuity death benefits of $111 million, variable annuity income benefits of $23 million, variable annuity accumulation benefits of $(0.4) million and other guarantees of $56 million.
     (3) Included in the total liability balance at December 31, 2008 are reserves for variable annuity death benefits of $67 million, variable annuity income benefits of $200 million, variable annuity accumulation benefits of $147 million, variable annuity withdrawal benefits of $119 million and other guarantees of $67 million.

9.   REINSURANCE

     The Company reinsures certain of its risks to other insurers primarily under yearly renewable term, coinsurance, and modified coinsurance agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. The Company cedes 100% of the morbidity risk on substantially all of its long-term care contracts. The Company cedes specified percentages of the mortality risk on certain life policies, depending upon the issue date and product, to a pool of fourteen unaffiliated reinsurers. Beginning in July 2007, for new life insurance contracts, the Company ceded the mortality risk associated with coverage in excess of $3 million per life for contracts issued to individuals age 70 and over, and ceded the mortality risk associated with coverage in excess of $5 million per life for most other contracts. Also beginning in July 2007, for certain large contracts that meet specific criteria, the Company's retention limit was increased to $10 million per life. In the period prior to July 2007, but subsequent to August 1998, the Company ceded the mortality risk associated with coverage in excess of $2 million per life, except in 2006 in certain instances when specific criteria were met, it ceded the mortality risk associated with coverage in excess of $5 million per life. For business sold prior to October 1998, the Company ceded mortality risk in excess of specific amounts up to $1 million for individual life.

     In addition, the Company has used reinsurance to effect the acquisition or disposition of certain blocks of business. The Company had reinsurance recoverables of $1.57 billion and $1.26 billion at December 31, 2008 and 2007, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through Reinsurance Agreements (see Note 3). In 2008, premiums and contract charges of $238

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, contract benefits of $467 million, interest credited to contractholder funds of $36 million, and operating costs and expenses of $47 million were ceded to Prudential pursuant to the Reinsurance Agreements. In 2007, premiums and contract charges of $317 million, contract benefits of $59 million, interest credited to contractholder funds of $43 million, and operating costs and expenses of $72 million were ceded to Prudential pursuant to the Reinsurance Agreements. In 2006, premiums and contract charges of $170 million, contract benefits of $29 million, interest credited to contractholder funds of $35 million, and operating costs and expenses of $64 million were ceded to Prudential pursuant to the Reinsurance Agreements. In addition, as of December 31, 2008 and 2007, the Company had reinsurance recoverables of $181 million and $166 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance), and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

     As of December 31, 2008, the gross life insurance in force was $528.22 billion of which $249.64 billion was ceded to unaffiliated reinsurers.

     The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ IN MILLIONS)                                                     2008             2007           2006
                                                                -------------   -------------   -------------
PREMIUMS AND CONTRACT CHARGES
Direct                                                         $      2,275    $      2,342    $      2,326
Assumed
   Affiliate                                                             70              16              16
   Non-affiliate                                                         25              26              30
Ceded--non-affiliate                                                   (874)           (940)           (787)
                                                                -------------   -------------   -------------
     Premiums and contract charges, net of reinsurance         $      1,496    $      1,444    $      1,585
                                                                =============   =============   =============

     The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

($ IN MILLIONS)                                                     2008             2007           2006
                                                                -------------   -------------   -------------
CONTRACT BENEFITS
Direct                                                         $      2,428    $      1,973    $      1,886
Assumed
   Affiliate                                                             42              10              11
   Non-affiliate                                                         26              27              23
Ceded--non-affiliate                                                 (1,099)           (646)           (548)
                                                                -------------   -------------   -------------
     Contract benefits, net of reinsurance                     $      1,397    $      1,364    $      1,372
                                                                =============   =============   =============

     The effects of reinsurance on interest credited to contractholder funds for the years ended December 31 are as follows:

($ IN MILLIONS)                                                     2008             2007           2006
                                                                -------------   -------------   -------------
INTEREST CREDITED TO CONTRACTHOLDER FUNDS
Direct                                                         $      2,373    $      2,644    $      2,534
Assumed
   Affiliate                                                             11              13              24
   Non-affiliate                                                         15              18              26
Ceded--non-affiliate                                                    (43)            (47)            (41)
                                                                -------------   -------------   -------------
     Interest credited to contractholder funds, net of
        reinsurance                                            $      2,356    $      2,628    $      2,534
                                                                =============   =============   =============

Reinsurance recoverables at December 31 are summarized in the following table.

                                                     REINSURANCE RECOVERABLE ON
               ($ IN MILLIONS)                        PAID AND UNPAID BENEFITS
                                                    ---------------------------
                                                        2008           2007
                                                    ------------   ------------
               Annuities                           $      1,734   $      1,423
               Life insurance                             1,465          1,365
               Long-term care                               630            526
               Other                                         94             96
                                                    ------------   ------------
               Total                               $      3,923   $      3,410
                                                    ============   ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2008 and 2007, approximately 93% and 88%, respectively, of the Company's reinsurance recoverables are due from companies rated A- or better by S&P.

10.  DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Deferred policy acquisition costs for the years ended December 31 are as follows:

($ IN MILLIONS)                                      2008            2007            2006
                                                 -------------   -------------   -------------
Balance, beginning of year                      $      3,905    $      3,485    $      3,948
Reinsurance assumed (1)                                   32              --              --
Impact of adoption of SOP 05-1 (2)                        --             (11)             --
Disposition of operation (3)                              --              --            (726)
Acquisition costs deferred                               596             547             742
Amortization charged to income                          (643)           (518)           (538)
Effect of unrealized gains and losses                  2,811             402              59
                                                 -------------   -------------   -------------
Balance, end of year                            $      6,701    $      3,905    $      3,485
                                                 =============   =============   =============

----------
(1) In 2008, DAC increased as a result of a reinsurance transaction with AHL (see Note 5).
(2) The adoption of SOP 05-1 resulted in an $11 million adjustment to unamortized DAC related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral (see Note 2).
(3) In 2006, DAC was reduced related to the disposition through reinsurance agreements of substantially all of the Company's variable annuity business (see Note 3).

     Net accretion of DAC amortization related to realized capital gains and losses was $515 million, $17 million and $50 million in 2008, 2007 and 2006, respectively.

     As disclosed in Note 3, DAC and DSI balances were reduced during 2006 related to the disposal through reinsurance agreements of substantially all of the variable annuity business.

     DSI activity, which primarily relates to fixed annuities, for the years ended December 31 was as follows:

     ($ IN MILLIONS)                                      2008            2007            2006
                                                      -------------   -------------   -------------
     Balance, beginning of year                      $        295    $        225    $        237
     Impact of adoption of SOP 05-1 (1)                        --              (2)             --
     Disposition of operation (2)                              --              --             (70)
     Sales inducements deferred                                47              64             105
     Amortization charged to income                           (53)            (57)            (48)
     Effect of unrealized gains and losses                    164              65               1
                                                      -------------   -------------   -------------
     Balance, end of year                            $        453    $        295    $        225
                                                      =============   =============   =============

----------
     (1) The adoption of SOP 05-1 resulted in a $2 million adjustment to unamortized DSI related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral (see
          Note 2).
     (2) In 2006, DSI was reduced related to the disposition through reinsurance agreements of substantially all of the Company's variable annuity business (see Note 3).

11.  COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

GUARANTY FUNDS

     Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company's policy is to accrue a guaranty fund assessment when the entity for which the insolvency relates has been declared financially insolvent by a court of competent jurisdiction and, in certain states, there is also a final order of liquidation, and the amount of loss is reasonably estimable. As of December 31, 2008 and 2007, the liability balance included in other liabilities and accrued expenses was $30 million and $21 million, respectively. The related premium tax offsets included in other assets were $29 million and $21 million as of December 31, 2008 and 2007, respectively.

     The New York Liquidation Bureau (the "Bureau") has publicly reported that Executive Life Insurance Company of New York ("Executive Life") is currently under its jurisdiction as part of a 1992 court-ordered

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rehabilitation plan and may only be able to meet future obligations of its annuity contracts for the next fifteen years. However, Executive Life does not have a liquidity problem at this time, and an order of liquidation has not been sought by the Bureau. The shortfall was estimated by the Bureau to be $1.27 billion at October 29, 2008.

     If Executive Life were to be declared insolvent in the future, the Company may have exposure to future guaranty fund assessments. The Company's exposure will ultimately depend on the level of guaranty fund system participation, as well as the viability of a plan of the Bureau to obtain voluntary contributions, primarily from the original insurance companies that acquired structured settlement annuity contracts from Executive Life. Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future premium taxes. The Company's New York market share was approximately 4.1% in 2007 based on industry annuity premium.

GUARANTEES

     The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities. In the event all such specified credit events were to occur, the Company's maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment was $195 million at December 31, 2008. The obligations associated with these fixed income securities expire at various dates during the next six years.

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

     The aggregate liability balance related to all guarantees was not material as of December 31, 2008.

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

LEGAL AND REGULATORY PROCEEDINGS AND INQUIRIES

BACKGROUND

     The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business. As background to the "Proceedings" subsection below, please note the following:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     - In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive damages. Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings. In the Company's experience, when specific monetary demands are made in pleadings, they bear little relation to the ultimate loss, if any, to the Company.

     - In connection with regulatory examinations and proceedings, government authorities may seek various forms of relief, including penalties, restitution and changes in business practices. The Company may not be advised of the nature and extent of relief sought until the final stages of the examination or proceeding.

     - For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the "Proceedings" subsection. The Company reviews these matters on an ongoing basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies", when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

     - These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws (the "EEOC I" suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act ("ADEA"), breach of contract and ERISA violations (the "Romero I" suit). In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also stated that, "on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request. In June 2007, the court granted AIC's motions for summary judgment. Following plaintiffs' filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Court along with the merits of the appeal.

     - The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the "EEOC II" suit). In EEOC II, in 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       to support the rehire policy. AIC's interlocutory appeal from the partial summary judgment was granted. In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC's favor. In September 2008, the Court of Appeals granted AIC's petition for rehearing EN BANC and vacated its earlier decision affirming the trial court's grant of summary judgment in favor of the EEOC. The Court of Appeals then dismissed the appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.

     - AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. Plaintiffs allege that they were constructively discharged so that AIC could avoid paying ERISA and other benefits offered under the reorganization. They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours. The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007. Fifteen individuals opted out. AIC's motions for judgment on the pleadings were partially granted. In May 2008, the court granted summary judgment in AIC's favor on all class claims. Plaintiffs moved for reconsideration and in the alternative to decertify the class. AIC opposed this motion and filed a motion for summary judgment with respect to the remaining non-class claim. In August 2008, the court denied plaintiffs' motion to reconsider and to decertify the class. In February 2009, plaintiffs moved to dismiss the sole remaining claim with prejudice which the court promptly granted ending this litigation in the trial court.

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

     One or more of these matters could have an adverse effect on the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this "Other Matters" subsection, in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Internal Revenue Service ("IRS") is currently examining the Allstate Group's 2005 and 2006 federal income tax returns. The statute of limitations has expired on years prior to 2005. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

     The Company had no liability for unrecognized tax benefits at December 31, 2008 or 2007 or January 1, 2007, and believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months. No amounts have been accrued for interest or penalties.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

     ($ IN MILLIONS)                                      2008            2007
                                                      ------------    ------------
     DEFERRED ASSETS
     Life and annuity reserves                       $        306    $        588
     Unrealized net capital losses                          1,254              45
     Difference in tax bases of investments                   381              23
     Net operating loss carryforward                          208              --
     Other assets                                              43              39
                                                      ------------    ------------
         Total deferred assets                              2,192             695
     Valuation allowance                                       (9)             --
                                                      ------------    ------------
          Net deferred assets                               2,183             695
     DEFERRED LIABILITIES
     DAC                                                     (790)           (787)
     Other liabilities                                        (11)             (9)
                                                      ------------    ------------
         Total deferred liabilities                          (801)           (796)
                                                      ------------    ------------
              Net deferred asset (liability)         $      1,382    $       (101)
                                                      ============    ============

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized based on the Company's assessment that the deductions ultimately recognized for tax purposes will be able to be fully utilized. The valuation allowance for deferred tax assets increased by $9 million in 2008.

     The components of income tax (benefit) expense for the years ended December 31 are as follows:

     ($ IN MILLIONS)                                       2008            2007            2006
                                                       ------------    ------------   ------------
     Current                                          $       (640)   $        111   $        136
     Deferred (including $208 million tax benefit of
       operating loss carryforward in 2008)                   (306)             69             60
                                                       ------------    ------------   ------------
     Total income tax (benefit) expense               $       (946)   $        180   $        196
                                                       ============    ============   ============

     As of December 31, 2008, the Company has a net operating loss carryforward of approximately $593 million, which will be available to offset future taxable income. This carryforward will expire at the end of 2023.

     The Company received an income tax refund of $118 million in 2008. The Company paid income taxes of $68 million and $317 million in 2007 and 2006, respectively. The Company had a current income tax receivable of $529 million and $6 million at December 31, 2008 and 2007, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                                                  2008            2007            2006
                                                              ------------    ------------    -----------
     Statutory federal income tax rate - (benefit) expense          (35.0) %         35.0  %        35.0  %
     Dividends received deduction                                    (0.5)           (2.7)          (2.7)
     Tax credits                                                     (0.2)           (2.3)          (0.5)
     Other                                                           (0.2)            0.4           (0.5)
                                                              ------------    ------------    -----------
       Effective income tax rate - (benefit) expense                (35.9) %         30.4  %        31.3  %
                                                              ============    ============    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  CAPITAL STRUCTURE

DEBT OUTSTANDING

     All of the Company's outstanding debt as of December 31, 2008 and 2007 relates to intercompany obligations. These obligations reflect surplus notes due to related parties and are discussed in Note 5 to the consolidated financial statements. The Company paid $13 million, $21 million and $13 million of interest on debt in 2008, 2007 and 2006, respectively.

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

      Statutory accounting practices differ from GAAP primarily since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing certain investments and establishing deferred taxes on a different basis.

     Statutory net (loss) income of ALIC and its insurance subsidiaries for 2008, 2007 and 2006 was $(1.98) billion, $172 million and $252 million, respectively. Statutory capital and surplus was $3.25 billion and $2.62 billion as of December 31, 2008 and 2007, respectively.

     The commissioner of the Illinois Division of Insurance has permitted ALIC to record its market value adjusted annuity assets and liabilities at book value pursuant to the Illinois Insurance Code which provides an alternative from market value accounting with approval of the commissioner. This accounting practice would have increased statutory capital and surplus by $394 million as of October 1, 2008. On a pro-forma basis, this accounting practice increased statutory capital and surplus by $1.24 billion at December 31, 2008 over what it would have been had the permitted practice not been allowed. The increase from October 1, 2008 was primarily the result of decreases in the fair value of the investments, while the reserve balances were comparable.

     The commissioner of the Illinois Division of Insurance has permitted ALIC to admit deferred tax assets that are expected to be realized within three years of the balance sheet date limited to 15% of statutory capital and surplus, instead of deferred tax assets that are expected to be realized within one year of the balance sheet date limited to 10% of statutory capital and surplus. This accounting practice increased statutory capital and surplus by $140 million at December 31, 2008 over what it would have been had the permitted practice not been allowed. Admitted statutory-basis deferred tax assets totaled $421 million or 52% of the gross deferred tax assets before non-admission limitations.

DIVIDENDS

     The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements of ALIC, receipt of dividends from its subsidiaries and other relevant factors. The payment of shareholder dividends by ALIC to AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The amount of dividends is further limited to the amount of unassigned funds, which is the portion of statutory capital and surplus out of which dividends can be paid. Notification and approval of intercompany lending activities is also required by the Illinois Division of Insurance ("IL DOI") for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

     ALIC paid no dividends in 2008 and paid dividends of $725 million in 2007. The 2007 dividends were in excess of the $336 million that was allowed under Illinois insurance law based on the 2006 formula amount. ALIC received approval from the IL DOI for the portion of the 2007 dividends in excess of this amount. Based on ALIC's statutory capital and surplus, the maximum amount of dividends ALIC will be able to pay without prior IL DOI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approval at a given point in time during 2009 is $325 million, less dividends paid during the preceding twelve months measured at that point in time. This value is further limited by the amount of unassigned funds at that point in time. As of December 31, 2008, ALIC's unassigned funds was $136 million.

15.  BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS

     Defined benefit pension plans, sponsored by AIC, cover most full-time employees, certain part-time employees and employee-agents. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. A cash balance formula was added to the Allstate Retirement Plan effective January 1, 2003. All eligible employees hired before August 1, 2002 were provided with a one-time opportunity to choose between the cash balance formula and the final average pay formula. The cash balance formula applies to all eligible employees hired after August 1, 2002. AIC's funding policy for the pension plans is to make annual contributions at a minimum level that is at least in accordance with regulations under the Internal Revenue Code and in accordance with generally accepted actuarial principles. The allocated cost to the Company included in net income for the pension plans in 2008, 2007 and 2006 was $16 million, $24 million and $37 million, respectively.

     AIC also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire ("postretirement benefits"). Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans in accordance with the plan's participation requirements. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC has the right to modify or terminate these pension and postretirement benefit plans. The allocated cost to the Company included in net income was $4 million, $6 million and $7 million for postretirement benefits other than pension plans in 2008, 2007 and 2006, respectively.

ALLSTATE 401(k) SAVINGS PLAN

     Employees of AIC are eligible to become members of the Allstate 401(k) Savings Plan. The Corporation's contributions are based on the Corporation's matching obligation and certain performance measures. The Company's allocation of profit sharing expense from the Corporation was $6 million, $12 million and $13 million in 2008, 2007 and 2006, respectively.

16.  OTHER COMPREHENSIVE LOSS

     The components of other comprehensive loss on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ IN MILLIONS)                          2008                               2007                                2006
                             ---------------------------------- -------------------------------    -------------------------------
                               PRE-                   AFTER-      PRE-                  AFTER-       PRE-                  AFTER-
                               TAX         TAX         TAX        TAX         TAX        TAX         TAX         TAX        TAX
                             --------    --------   --------    --------    --------   --------    --------    --------   --------
Unrealized net
    holding losses
    arising during
    the period, net
    of related offsets      $ (5,525)   $  1,925   $ (3,600)   $   (492)   $    172   $   (320)   $   (493)   $    172   $   (321)
Less: reclassification
    adjustment of
    realized capital
    gains and losses          (2,072)        725     (1,347)        137         (48)        89         (89)         31        (58)
                             --------    --------   --------    --------    --------   --------    --------    --------   --------
Unrealized net capital
    gains and losses          (3,453)      1,200     (2,253)       (629)        220       (409)       (404)        141       (263)
                             --------    --------   --------    --------    --------   --------    --------    --------   --------
Other comprehensive loss    $ (3,453)   $  1,200   $ (2,253)   $   (629)   $    220   $   (409)   $   (404)   $    141   $   (263)
                             ========    ========   ========    ========    ========   ========    ========    ========   ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  QUARTERLY RESULTS (UNAUDITED)

                         FIRST QUARTER          SECOND QUARTER        THIRD QUARTER          FOURTH QUARTER
                     --------------------   --------------------   --------------------   --------------------
($ IN MILLIONS)        2008        2007       2008         2007      2008        2007        2008        2007
                     --------    --------   --------    --------   --------    --------   --------    --------
Revenues            $    916    $  1,435   $    362    $  1,509   $    710    $  1,274   $    176    $  1,234
Net (loss) income       (115)        149       (368)        187       (184)         56     (1,023)         20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
ALLSTATE LIFE INSURANCE COMPANY

We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2008 and 2007, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 17, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities Exchange Act and made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria related to internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fiscal quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1), (2), (3) AND (4) DISCLOSURE OF FEES -

     The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2008 and 2007.

                                          2008              2007 (d)
                                    ---------------   ----------------
        Audit fees (a)             $     3,429,870   $      3,577,888
        Audit related fees (b)             291,806             87,353
        All other fees (c)                  40,000             45,870
                                    ---------------   ----------------
           TOTAL FEES              $     3,761,676   $      3,711,111
                                    ===============   ================

     (a) Fees for audits of annual financial statements, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents and review of documents filed with the Securities and Exchange Commission.

     (b) Audit related fees relate primarily to professional services such as accounting consultations relating to new accounting standards.

                                                           2008               2007
                                                       --------------     --------------
        Adoption of new accounting standards          $      152,132     $       57,353
        Investment related research                           65,236                 --
        Other                                                 74,438             30,000
                                                       --------------     --------------
           AUDIT RELATED FEES                         $      291,806     $       87,353
                                                       ==============     ==============

     (c) All other fees relate to benchmarking studies and coordination of work for departments of insurance exams.

     (d) Total fees for 2007 have been adjusted to add an additional $314,798 of fees and to reclassify certain fees to conform to the current year presentation. The $314,798 is primarily comprised of audit fees not charged until 2008.

 (5)(i) AND (ii) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life. Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99 - The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant's Services (the "Pre-Approval Policy"). In addition, in 2005 the Audit Committee of Allstate Life adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life. All of the services provided by Deloitte & Touche LLP to Allstate Life in 2007 and 2008 were approved by The Allstate Corporation and Allstate Life Audit Committees.

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

ALLSTATE LIFE INSURANCE COMPANY                                                           PAGE
Schedules required to be filed under the provisions of Regulation S-X Article 7:

Schedule I  - Summary of Investments - Other than Investments in Related Parties          S-1
Schedule IV - Reinsurance                                                                 S-2
Schedule V  - Valuation Allowances and Qualifying Accounts                                S-3

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

        3(ii)         Amended and Restated By-Laws of Allstate Life Insurance Company effective
                      March 15, 2007. Incorporated herein by reference to Exhibit 3(ii) to Allstate
                      Life Insurance Company's Current Report on Form 8-K filed March 20, 2007.

          4           See Exhibits 3 (i) and 3 (ii).

        10.1          Form of Amended and Restated Service and Expense Agreement between Allstate
                      Insurance Company, The Allstate Corporation and certain affiliates effective
                      January 1, 2004. Incorporated herein by reference to Exhibit 10.1 to Allstate
                      Life Insurance Company's Annual Report on Form 10-K for 2007.

        10.2          Letter Agreement between Allstate Insurance Company, The Allstate Corporation and certain affiliates, including Allstate Life Insurance Company, effective
                      December 1, 2007. Incorporated herein by reference to Exhibit 10.1 to Allstate
                      Life Insurance Company's Current Report on Form 8-K filed May 23, 2008.

        10.3          New York Insurer Supplement to Amended and Restated Service and Expense
                      Agreement between Allstate Insurance Company, The Allstate Corporation,
                      Allstate Life Insurance Company of New York and Intramerica Life Insurance
                      Company, effective March 5, 2005. Incorporated herein by reference to Exhibit
                      10.2 to Allstate Life Insurance Company's Quarterly Report on Form 10-Q for
                      quarter ended June 30, 2005.

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

        10.13         Form of Investment Management Agreement among Allstate Investments, LLC,
                      Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2007. Incorporated herein by reference to Exhibit 10.12 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2003.

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

        10.20         Amendment No. 2 entered into November 8, 2002 to the Cash Management Services
                      Master Agreement between Allstate Insurance Company, Allstate Bank and
                      Allstate Motor Club, Inc. dated March 16, 1999. Incorporated herein by reference to Exhibit 10.19 to Allstate Life Insurance Company's Annual Report
                      on Form 10-K for 2007.

        10.21         Premium Depository Service Supplement dated as of September 30, 2005 to Cash
                      Management Services Master Agreement between Allstate Insurance Company,
                      Allstate Bank, Allstate Motor Club, Inc. and certain other parties.
                      Incorporated herein by reference to Exhibit 10.20 to Allstate Life Insurance
                      Company's Annual Report on Form 10-K for 2007.

        10.22         Variable Annuity Service Supplement dated November 10, 2005 to Cash Management
                      Services Agreement between Allstate Bank, Allstate Life Insurance Company of
                      New York and certain other parties. Incorporated herein be reference to
                      Exhibit 10.21 to Allstate Life Insurance Company's Annual Report on Form 10-K
                      for 2007.

        10.23         Sweep Agreement Service Supplement dated as of October 11, 2006 to Cash
                      Management Services Master Agreement between Allstate Life Insurance Company,
                      Allstate Bank, Allstate Motor Club, Inc. and certain other companies.
                      Incorporated herein by reference to Exhibit 10.22 to Allstate Life Insurance
                      Company's Annual Report on Form 10-K for 2007.

        10.24         Agent Access Agreement among Allstate Insurance Company, Allstate New Jersey
                      Insurance Company, Allstate Life Insurance Company and Allstate Bank effective
                      January 1, 2002. Incorporated herein by reference to Exhibit 10.17 to Allstate
                      Life Insurance Company's Annual Report on Form 10-K for 2003.

        10.25         Form of Tax Sharing Agreement among The Allstate Corporation and certain affiliates dated as of November 12, 1996. Incorporated herein by reference to
                      Exhibit 10.24 to Allstate Life Insurance Company's Annual Report on Form 10-K
                      for 2007.

        10.26         Surplus Note Purchase Agreement between Allstate Life Insurance Company and
                      Kennett Capital, Inc. effective, August 1, 2005. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company's Quarterly
                      Report on Form 10-Q for quarter ended September 30, 2005.

        10.27         Intercompany Loan Agreement among The Allstate Corporation, Allstate Life
                      Insurance Company, Lincoln Benefit Life Company and other certain subsidiaries of The Allstate Corporation dated February 1, 1996. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company's Annual Report
                      on Form 10-K for 2006.

        10.28         Pledge and Security Agreement between Allstate Life Insurance Company and
                      Kennett Capital, Inc. effective August 1, 2005. Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance Company's Quarterly
                      Report on Form 10-Q for quarter ended September 30, 2005.

        10.29         Catastrophe Reinsurance Agreement between Allstate Life Insurance Company and
                      American Heritage Life Insurance Company effective July 1, 2003. Incorporated herein by reference to Exhibit 10.29 to Allstate Life Insurance Company's
                      Annual Report on Form 10-K for 2003.

        10.30         Retrocessional Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.
                      Incorporated herein by reference to Exhibit 10.23 to Allstate Life Insurance
                      Company's Annual Report on Form 10-K for 2004.

        10.31         Reinsurance Agreement between Allstate Life Insurance Company and American
                      Heritage Life Insurance Company effective December 31, 2004. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company's
                      Current Report on Form 8-K filed January 9, 2008.

        10.32         Amendment No. 1 to Reinsurance Agreement between Allstate Life Insurance
                      Company and American Heritage Life Insurance Company dated January 1, 2008.
                      Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance
                      Company's Current Report on Form 8-K filed January 9, 2008.

        10.33         Credit Agreement dated May 8, 2007, among The Allstate Corporation, Allstate
                      Insurance Company and Allstate Life Insurance Company, as Borrowers; the
                      Lenders party thereto, Wells Fargo Bank, National Association, as Syndication
                      Agent; Bank of America, N.A. and Citibank, N.A., as Documentation Agents;
                      Barclays Bank, PLC, Morgan Stanley Bank and William Street Commitment
                      Corporation, as Co-Agents; and JPMorgan Chase Bank, N.A., as Administrative
                      Agent. Incorporated herein by reference to Exhibit 10.1 to The Allstate
                      Corporation's Current Report on Form 8-K filed May 9, 2007. (SEC File No.
                      001-11840)

        10.34         Amendment No. 1 to Credit Agreement dated as of May 22, 2008. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's
                      Current Report on Form 8-K filed May 27, 2008.

        10.35         Reinsurance and Administrative Services Agreement between American Heritage
                      Life Insurance Company and Columbia Universal Life Insurance Company effective
                      February 1, 1998. Incorporated herein by reference to Exhibit 10.3 to Allstate
                      Life Insurance Company's Current Report on Form 8-K filed January 30, 2008.

        10.36         Novation and Assignment Agreement among Allstate Life Insurance Company,
                      American Heritage Life Insurance Company and Columbia Universal Life Insurance
                      Company effective June 30, 2004. Incorporated herein by reference to Exhibit
                      10.2 to Allstate Life Insurance Company's Current Report on Form 8-K filed
                      January 30, 2008.

        10.37         Amendment to Reinsurance Agreement effective December 1, 2007, between
                      American Heritage Life Insurance Company and Allstate Life Insurance Company.
                      Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance
                      Company's Current Report on Form 8-K filed January 30, 2008.

        10.38         Capital Support Agreement between Allstate Life Insurance Company and Allstate
                      Insurance Company effective December 14, 2007. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Current Report
                      on Form 8-K filed February 7, 2008.

        10.39         Amended and Restated Intercompany Liquidity Agreement between Allstate
                      Insurance Company, Allstate Life Insurance Company and The Allstate
                      Corporation effective as of May 8, 2008. Incorporated herein by reference to
                      Exhibit 10.2 to Allstate Life Insurance Company's Quarterly Report on Form
                      10-Q for the quarter ended March 31, 2008.

        10.40         Agreement for the Settlement of State and Local Tax Credits among Allstate
                      Insurance Company and certain of its affiliates, including Allstate Life
                      Insurance Company effective January 1, 2007. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Current Report on Form
                      8-K filed February 21, 2008.

        10.41         Selling Agreement and Addenda to Agreement between Allstate Life Insurance
                      Company as successor in interest to Glenbrook Life and Annuity Company, ALFS,
                      Inc. and Allstate Financial Services, LLC effective May 17, 2001, December 31,
                      2001 and November 18, 2002, respectively. Incorporated herein by reference to
                      Exhibit 10.39 to Allstate Life Insurance Company's Annual Report on Form 10-K
                      for 2007.

        10.42         Limited Servicing Agreement between Allstate Life Insurance Company, Allstate
                      Distributors, L.L.C. and Allstate Financial Services, LLC effective October 1,
                      2002. Incorporated herein by reference to Exhibit 10.40 to Allstate Life
                      Insurance Company's Annual Report on Form 10-K for 2007.

        10.43         Marketing Agreement between Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, ALFS, Inc. and Allstate
                      Financial Services, LLC effective June 10, 2003. Incorporated herein by reference to Exhibit 10.41 to Allstate Life Insurance Company's Annual Report
                      on Form 10-K for 2007.

        10.44         Investment Sub-Advisory Agreement between Allstate Institutional Advisors, LLC and Allstate Investment Management Company effective as of March 30, 2008.
                      Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance
                      Company's Current Report on Form 8-K filed April 24, 2008.

        10.45         Sale Agreement between Allstate Insurance Company and Allstate Life Insurance
                      Company effective September 10, 2008 for those securities listed on attached
                      Exhibit A. Incorporated herein by reference to Exhibit 10.1 to Allstate Life
                      Insurance Company's Current Report on Form 8-K filed September 16, 2008.

        10.46         Sale Agreement between Allstate Insurance Company and Allstate Life Insurance
                      Company effective September 10, 2008 for those mortgages listed on attached
                      Exhibit A. Incorporated herein by reference to Exhibit 10.2 to Allstate Life
                      Insurance Company's Current Report on Form 8-K filed September 16, 2008.

        10.47         Reinsurance Agreement effective October 1, 2008 between American Heritage Life
                      Insurance Company and Allstate Life Insurance Company. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Current Report
                      on Form 8-K filed October 28, 2008.

        10.48         Surplus Note between Allstate Life Insurance Company and Allstate Insurance
                      Company dated November 17, 2008. Incorporated herein by reference to Exhibit
                      10.1 to Allstate Life Insurance Company's Current Report on Form 8-K filed
                      November 18, 2008.

        10.49         Investment Management Agreement between Allstate Investments, LLC and ALIC
                      Reinsurance Company effective as of March 31, 2008. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Current Report
                      on Form 8-K filed December 23, 2008.

         23           Consent of Independent Registered Public Accounting Firm

        31.1          Rule 13a-14(a) Certification of Principal Executive Officer

        31.2          Rule 13a-14(a) Certification of Principal Financial Officer

         32           Section 1350 Certifications

         99           The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered
                      Public Accountant's Services effective February 23, 2009.

ITEM 15. (b)

The exhibits are listed in Item 15. (a)(3) above.

ITEM 15. (c)

The financial statement schedules are listed in Item 15. (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALLSTATE LIFE INSURANCE COMPANY
                                        (Registrant)

March 18, 2009                          /s/ SAMUEL H. PILCH
                                        -------------------------------
                                        By: Samuel H. Pilch
                                        (Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

             SIGNATURE                                         TITLE                                  DATE
             ---------                                         -----                                  ----
 /s/ GEORGE E. RUEBENSON              President, Chief Executive Officer                        March 18, 2009
-------------------------------       and a Director (Principal Executive Officer)
 George E. Ruebenson

 /s/ JOHN C. PINTOZZI                 Senior Vice President, Chief Financial                    March 18, 2009
-------------------------------       Officer and a Director (Principal Financial Officer)
 John C. Pintozzi

                                      Chairman of the Board and a Director                      March 18, 2009
-------------------------------
 Thomas J. Wilson

 /s/  FREDERICK F. CRIPE              Executive Vice President and a Director                   March 18, 2009
-------------------------------
 Frederick F. Cripe

 /s/ DAVID A. BIRD                    Director                                                  March 18, 2009
-------------------------------
 David A. Bird

 /s/ MICHAEL B. BOYLE                 Director                                                  March 18, 2009
-------------------------------
 Michael B. Boyle

 /s/ DON CIVGIN                       Director                                                  March 18, 2009
-------------------------------
 Don Civgin

 /s/ JUDITH P. GREFFIN                Director                                                  March 18, 2009
-------------------------------
 Judith P. Greffin

 /s/ SUSAN L. LEES                    Director                                                  March 18, 2009
-------------------------------
 Susan L. Lees

 /s/ JOHN C. LOUNDS                   Director                                                  March 18, 2009
-------------------------------
 John C. Lounds

 /s/ KEVIN R. SLAWIN                  Director                                                  March 18, 2009
-------------------------------
 Kevin R. Slawin

 /s/ DOUGLAS B. WELCH                 Director                                                  March 18, 2009
-------------------------------
 Douglas B. Welch

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       SCHEDULE I--SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2008

                                                                                                                      AMOUNT AT
                                                                                                                        WHICH
                                                                                      COST/                          SHOWN IN THE
                                                                                    AMORTIZED                          BALANCE
($ IN MILLIONS)                                                                       COST          FAIR VALUE          SHEET
                                                                                ----------------  ---------------  ---------------
TYPE OF INVESTMENT
Fixed Maturities:
   Bonds:
      United States government, government agencies and authorities            $          2,792  $         3,687   $        3,687
      States, municipalities and political subdivisions                                   3,976            3,308            3,308
      Foreign governments                                                                 1,652            2,100            2,100
      Public utilities                                                                    5,070            4,784            4,784
      Convertibles and bonds with warrants attached                                         957              973              973
      All other corporate bonds                                                          21,390           18,513           18,513
   Asset-backed securities                                                                4,649            2,623            2,623
   Mortgage-backed securities                                                             2,923            2,719            2,719
   Commercial mortgage-backed securities                                                  5,712            3,730            3,730
   Redeemable preferred stocks                                                               15                9                9
                                                                                ----------------  ---------------   --------------
      Total fixed maturities                                                             49,136  $        42,446           42,446
                                                                                ----------------  ===============   --------------
Equity Securities:
   Common Stocks:
      Public utilities                                                                        1  $             1                1
      Banks, trusts and insurance companies                                                  36               19               19
      Industrial, miscellaneous and all other                                                24               22               22
   Non-redeemable preferred stocks                                                           45               40               40
                                                                                ----------------  ---------------   --------------
      Total equity securities                                                               106  $            82               82
                                                                                ----------------  ===============   --------------
Mortgage loans on real estate                                                            10,012  $         8,700           10,012
                                                                                                  ===============
Policy loans                                                                                813                               813
Derivative instruments                                                                      134  $           138              138
                                                                                                  ===============
Limited partnership interests                                                             1,187                             1,187
Short-term investments                                                                    3,855  $         3,858            3,858
                                                                                                  ===============
Other long-term investments                                                               1,236                             1,236
                                                                                ----------------                    --------------
      Total investments                                                        $         66,479                    $       59,772
                                                                                ================                    ==============

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            SCHEDULE IV--REINSURANCE

                                                                                                              PERCENTAGE
                                                                    CEDED         ASSUMED                     OF AMOUNT
                                                       GROSS       TO OTHER      FROM OTHER        NET         ASSUMED
($ IN MILLIONS)                                        AMOUNT     COMPANIES (1)  COMPANIES       AMOUNT         TO NET
                                                       ------     -------------  -----------     ------       ----------
YEAR ENDED DECEMBER 31, 2008
Life insurance in force                              $   505,372   $   249,644   $    22,853   $   278,581        8.2%
Premiums and contract charges:
Life and annuities                                   $     2,096   $       733   $        48   $     1,411        3.4%
Accident and health                                          179           141            47            85       55.3%
                                                     -----------   -----------   -----------   -----------
Total premiums and contract charges                  $     2,275   $       874   $        95   $     1,496        6.4%
                                                     ===========   ===========   ===========   ===========

YEAR ENDED DECEMBER 31, 2007
Life insurance in force                              $   490,484   $   244,827   $    11,490   $   257,147        4.5%
Premiums and contract charges:
Life and annuities                                   $     2,168   $       804   $        42   $     1,406        3.0%
Accident and health                                          174           136            --            38         --%
                                                     -----------   -----------   -----------   -----------
Total premiums and contract charges                  $     2,342   $       940   $        42   $     1,444        2.9%
                                                     ===========   ===========   ===========   ===========

YEAR ENDED DECEMBER 31, 2006
Life insurance in force                              $   465,634   $   236,278   $    11,942   $   241,298        5.0%
Premiums and contract charges:
Life and annuities                                   $     2,138   $       639   $        45   $     1,544        2.9%
Accident and health                                          188           148             1            41        2.4%
                                                     -----------   -----------   -----------   -----------
Total premiums and contract charges                  $     2,326   $       787   $        46   $     1,585        2.9%
                                                     ===========   ===========   ===========   ===========

(1) No reinsurance or coinsurance income was netted against premium ceded in 2008, 2007 or 2006.

                ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
            SCHEDULE V--VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

                                                                                ADDITIONS
                                                                        -----------------------
                                                          BALANCE AT     CHARGED TO                             BALANCE AT
                                                           BEGINNING     COSTS AND      OTHER                     END OF
($ IN MILLIONS)                                            OF PERIOD      EXPENSES    ADDITIONS     DEDUCTIONS    PERIOD
                                                           ---------      --------    ---------     ----------    ------
YEAR ENDED DECEMBER 31, 2008
Allowance for deferred tax assets                            $--           $--           $ 9         $--           $ 9

Allowance for estimated losses on mortgage loans              --             3            --          --             3

YEAR ENDED DECEMBER 31, 2007
Allowance for deferred tax assets                            $--           $--           $--         $--           $--

Allowance for estimated losses on mortgage loans              --            --            --          --            --

YEAR ENDED DECEMBER 31, 2006
Allowance for deferred tax assets                            $--           $--           $--         $--           $--

Allowance for estimated losses on mortgage loans              --            --            --          --            --