Form 10-Q
period 2009-03-31
ALLSTATE LIFE INSURANCE CO
filed 2009-05-12
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☐ No ☒

As of May 12, 2009, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
($ in millions)	2009	2008
	(Unaudited)
Revenues
Premiums	$152	$140
Contract charges	228	212
Net investment income	797	992
Realized capital gains and losses	(38)	(428)
	1,139	916

Costs and expenses
Contract benefits	334	341
Interest credited to contractholder funds	565	610
Amortization of deferred policy acquisition costs	429	50
Operating costs and expenses	89	87
Restructuring and related charges	17	—
Interest expense	11	3
	1,445	1,091

Gain (loss) on disposition of operations	3	(9)

Loss from operations before income tax expense (benefit)	(303)	(184)

Income tax expense (benefit)	33	(69)

Net loss	$(336)	$(115)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
	2009	2008
($ in millions, except par value data)	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $47,767 and $49,136)	$40,301	$42,446
Mortgage loans	9,504	10,012
Equity securities, at fair value (cost $78 and $106)	61	82
Limited partnership interests	1,057	1,187
Short-term, at fair value (amortized cost $4,600 and $3,855)	4,602	3,858
Policy loans	811	813
Other	1,350	1,374

Total investments	57,686	59,772

Cash	284	93
Deferred policy acquisition costs	6,588	6,701
Reinsurance recoverables	4,226	3,923
Accrued investment income	556	542
Deferred income taxes	1,262	1,382
Other assets	948	1,294
Separate Accounts	7,375	8,239

Total assets	$78,925	$81,946

Liabilities
Contractholder funds	$54,876	$56,780
Reserve for life-contingent contract benefits	12,047	12,256
Unearned premiums	30	32
Payable to affiliates, net	114	142
Other liabilities and accrued expenses	1,773	1,638
Surplus notes due to related parties	650	650
Separate Accounts	7,375	8,239

Total liabilities	76,865	79,737

Commitments and Contingent Liabilities (Note 7)

Shareholder’s Equity
Redeemable preferred stock — series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock — series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,725	2,475
Retained income	1,730	2,066
Accumulated other comprehensive loss:
Unrealized net capital gains and losses	(2,400)	(2,337)

Total accumulated other comprehensive loss	(2,400)	(2,337)

Total shareholder’s equity	2,060	2,209

Total liabilities and shareholder’s equity	$78,925	$81,946

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
($ in millions)	2009	2008
	(Unaudited)
Cash flows from operating activities
Net loss	$(336)	$(115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and other non-cash items	(101)	(79)
Realized capital gains and losses	38	428
(Gain) loss on disposition of operations	(3)	9
Interest credited to contractholder funds	565	610
Changes in:
Policy benefit and other insurance reserves	(3)	(93)
Unearned premiums	(1)	(2)
Deferred policy acquisition costs	336	(85)
Reinsurance recoverables, net	(134)	(46)
Income taxes	565	(69)
Other operating assets and liabilities	(37)	(92)
Net cash provided by operating activities	889	466

Cash flows from investing activities
Proceeds from sales:
Fixed income securities	2,958	4,205
Equity securities	5	24
Limited partnership interests	14	25
Mortgage loans	12	—
Other investments	12	80
Investment collections:
Fixed income securities	767	579
Mortgage loans	460	127
Other investments	27	25
Investment purchases:
Fixed income securities	(2,078)	(2,093)
Equity securities	—	(53)
Limited partnership interests	(55)	(106)
Mortgage loans	(10)	(344)
Other investments	—	(19)
Change in short-term investments, net	(818)	(2,216)
Change in other investments, net	38	(132)
Net cash provided by investing activities	1,332	102

Cash flows from financing activities
Capital contribution	250	—
Contractholder fund deposits	1,020	2,722
Contractholder fund withdrawals	(3,300)	(3,325)
Net cash used in financing activities	(2,030)	(603)
Net increase (decrease) in cash	191	(35)
Cash at beginning of the period	93	185
Cash at end of period	$284	$150

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   General

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of Allstate Life Insurance Company (“ALIC”) and its wholly owned subsidiaries (collectively referred to as the “Company”).  ALIC is wholly owned by Allstate Insurance Company (“AIC”), which is wholly owned by Allstate Insurance Holdings, LLC, a wholly owned subsidiary of The Allstate Corporation (the “Corporation”).

The condensed consolidated financial statements and notes as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2009 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Premiums and Contract Charges

The following table summarizes premiums and contract charges by product.

	Three months ended
	March 31,
($ in millions)	2009	2008
Premiums
Traditional life insurance (1)	$96	$89
Immediate annuities with life contingencies	34	30
Other	22	21
Total premiums	152	140

Contract charges
Interest-sensitive life insurance (1)	216	199
Fixed annuities	12	13
Total contract charges	228	212
Total premiums and contract charges	$380	$352

(1)      To conform to the current period presentation, certain amounts in the prior period have been reclassified.

Adopted accounting standards

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 for financial assets and financial liabilities recognized or disclosed at fair value on a recurring or non-recurring basis as of January 1, 2008.  Consistent with the provisions of FSP FAS 157-2, the Company adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis on January 1, 2009.  In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active.  The Company adopted the provisions of FSP FAS 157-3 as of September 30, 2008.  The adoption of SFAS No. 157 and FSP FAS 157-3 did not have a material effect on the Company’s results of operations or financial position (see Note 4).

SFAS No. 141(R), Business Combinations (“SFAS No. 141R”)

In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”), which clarifies SFAS No. 141R by addressing application issues raised by prepares, auditors and the legal profession.  Among other things, SFAS No. 141R and the related FSP broaden the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings.  The provisions of SFAS No. 141R and FSP FAS 141(R)-1 are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively only.  Early adoption is not permitted.  The Company will apply the provisions of SFAS No. 141R to any business combinations effective subsequent to January 1, 2009.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 160 which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary’s equity that is attributable to owners of the subsidiary other than its parent or parent’s affiliates.  Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the consolidated statements of operations if material.  SFAS No. 160 requires that all changes in a parent’s ownership interest in a subsidiary when control of the subsidiary is retained, be accounted for as equity transactions.  In contrast, when control over a subsidiary is relinquished and the subsidiary is deconsolidated, SFAS No. 160 requires a parent to recognize a gain or loss in net income as well as provide certain associated expanded disclosures.  SFAS No. 160 is effective as of the beginning of a reporting entity’s first fiscal year beginning after December 15, 2008.  SFAS No. 160 requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented.  The adoption of SFAS No. 160 did not have an effect on the Company’s results of operations or financial position.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity’s financial position, results of operations, and cash flows.  The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-risk-contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial statements.  SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only.  SFAS No. 161 affects disclosures and therefore implementation had no impact on the Company’s results of operations or financial position (see Note 5).

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

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 was effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008 and did not elect to apply the option prospectively to any financial assets or liabilities acquired subsequent to the effective date.  Consequently, the adoption of SFAS No. 159 had no impact on the Company’s results of operations or financial position.

FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”)

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

FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”)

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), to both enhance and synchronize the disclosure requirements of the two statements with respect to the potential for adverse effects of changes in credit risk on the financial statements of the sellers of credit derivatives and certain guarantees.  SFAS No. 133 was amended to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  FIN 45 was amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  The FSP clarifies the FASB’s intent that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The provisions of this FASB staff position that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008, and the provisions that clarify the effective date of SFAS No. 161 are effective upon the adoption of that statement; therefore, the disclosure requirements, which have no impact to the Company’s results of operations or financial position, were adopted at December 31, 2008.

FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”)

In January 2009, the FASB issued FSP EITF 99-20-1, which amends FASB Emerging Issues Task Force (“EITF”) No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor or in Securitized Financial Assets,” (“EITF 99-20”), to align the impairment guidance in EITF No. 99-20 with the impairment guidance and related implementation guidance in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.  The provisions of this FASB staff position are effective for reporting periods ending after December 15, 2008.  The adoption of FSP EITF 99-20-1 did not have a material effect on the results of operations or financial position of the Company.

Pending accounting standards

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 which amends SFAS No. 115 and SFAS No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations”, to provide recognition guidance for debt securities classified as available-for-sale and held-to-maturity and subject to other-than-temporary impairment (“OTTI”) guidance.  If the fair value of a debt security is less than its amortized cost basis at the reporting date, an entity shall assess whether the impairment is an OTTI.  FSP FAS 115-2 and FAS 124-2 defines the situations under which an OTTI should be considered to have occurred.  When an entity intends to sell the security or more likely than not it will be required to sell the security before recovery of its amortized cost basis, an OTTI is recognized in earnings.  When the entity does not expect to recover the entire amortized cost basis of the security even if it does not intend to sell the security, the entity must consider a number of factors and use its best estimate of the present value of cash flows expected to be collected from the debt security in order to determine whether a credit loss exists, and the period over which the debt security is expected to recover.  The amount of total OTTI related to the credit loss shall be recognized in earnings while the amount of the total OTTI related to other factors shall be recognized in other comprehensive income.  Both the statement of operations and the statement of accumulated other comprehensive income are required to display the OTTI related to credit losses and the OTTI related to other factors on the face of each statement.

FSP FAS 115-2 and FAS 124-2 expands the disclosure requirements of SFAS No. 115 (for both debt and equity securities) and requires a more detailed, risk-oriented breakdown of security types and related information, and requires the annual disclosures to be made for interim periods.  In addition, new disclosures are required to help users of financial statements understand the significant inputs used in determining a credit loss as well as a rollforward of that amount each period.  FSP FAS 115-2 and FAS 124-2 is effective for interim periods ending after June 15, 2009 with early adoption permitted in conjunction with the early adoption of FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  The disclosures are not required for earlier periods presented for comparative purposes.  FSP FAS 115-2 and FSP 124-2 shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted.  A cumulative effect adjustment to the opening balance of retained earnings will be recognized for debt securities with an existing OTTI at the beginning of the interim period in which the FSP is adopted.  The Company will adopt the provisions of FSP FAS 115-2 and FAS 124-2 as of April 1, 2009.  The specific requirements of the FSP applicable to the Company’s portfolio are being interpreted, studied and assessed.  The potential cumulative effect to retained income as of April 1, 2009 is not yet reliably estimable since the Company is still assessing the requirements; however, the Company expects that it will result in an increase to retained income, offset by a decrease to accumulated other comprehensive income by the same amount.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”)

In April 2009, the FASB issued FSP FAS 157-4, which amends SFAS No. 157, to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity for an asset or liability, transactions or quoted prices may not be determinative of fair value, and further analysis of the transactions or quoted prices may be needed.   A significant adjustment to the transactions or quoted prices may be necessary to estimate fair value which may be determined based on the point within a range of fair value estimates that is most representative of fair value under the current market conditions.  Determination of whether the transaction is orderly is based on the weight of the evidence.  The disclosure requirements of SFAS No. 157 are increased since disclosures of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs during the reporting period are required.

FSP FAS 157-4 defines the disclosures required for major categories by SFAS No. 157 to be the major security types as defined in FASB Statement No. 115.  FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  FSP FAS 157-4 is effective for interim periods ending after June 15, 2009 with early adoption permitted but only in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with a quantification of the total effect of the change in valuation technique and related inputs, if practicable, by major category.  The Company will adopt the provisions of FSP FAS 157-4 as of April 1, 2009.  Quantification of the estimated effects of the application of the FSP FAS 157-4 requirements will be based on the market conditions and portfolio holdings at the time of adoption and are therefore not yet reliably estimable; however, the Company does not expect a material impact to its results of operations or financial position upon adoption.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS   107-1 and APB 28-1”)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements; and amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  The disclosures are not required for earlier periods presented for comparative purposes and earlier adoption is permitted in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4.  The Company will adopt the provisions of FSP FAS 107-1 and APB 28-1 for second quarter 2009.  FSP FAS 107-1 and APB 28-1 affects disclosures and therefore implementation will not impact the Company’s results of operations or financial position.

2.    Related Party Transactions

Capital contribution

In March 2009, the Company received a capital contribution from AIC of $250 million, which was paid in cash and recorded as additional capital paid-in on the Condensed Consolidated Statements of Financial Position.

Reinsurance transaction

Effective January 1, 2008, the Company’s coinsurance reinsurance agreement with its unconsolidated affiliate American Heritage Life Insurance Company (“AHL”), which went into effect in 2004, was amended to include the assumption by the Company of certain accident and health insurance policies.  In accordance with this amendment, the Company recorded cash of $16 million, premium installment receivables of $5 million, DAC of $32 million, reserve for life-contingent contract benefits of $24 million and accrued liabilities of $2 million.  Since the Company received assets in excess of net liabilities from an affiliate under common control, the Company recognized a gain of $27 million ($18 million after-tax), which was recorded as an increase to additional capital paid-in on the Company’s Condensed Consolidated Statements of Financial Position.

3.    Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities and mergers completed with equity securities and limited partnerships, totaled $68 million for the three-month period ended March 31, 2009.

Liabilities for collateral received in conjunction with the Company’s securities lending and over-the-counter (“OTC”) derivatives and for funds received from the Company’s security repurchase business activities are reported in other liabilities and accrued expenses or other investments in the Condensed Consolidated Statements of Financial Position.  The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

	Three months ended
	March 31,
($ in millions)	2009	2008
Net change in proceeds managed
Net change in fixed income securities	$—	$93
Net change in short-term investments	79	(652)
Operating cash flow provided (used)	$79	$(559)

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(340)	$(1,817)
Liabilities for collateral and security repurchase, end of period	(261)	(2,376)
Operating cash flow (used) provided	$(79)	$559

4.  Fair Value of Assets and Liabilities

The Company adopted the provisions of SFAS No. 157 as of January 1, 2008 for its financial assets and liabilities that are measured at fair value and as of January 1, 2009 for its non-financial assets and liabilities measured at fair value on a non-recurring basis.  SFAS No. 157 established a hierarchy for inputs used in determining fair value that maximize the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.

Assets and liabilities recorded on the Condensed Consolidated Statements of Financial Position at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

Level 1         Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.

Level 2         Assets and liabilities whose values are based on the following:

a)  Quoted prices for similar assets or liabilities in active markets;

b)  Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)  Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3         Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the assets and liabilities.

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

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented with the host contract in fixed income securities.  As of March 31, 2009, 66.9% of total assets are measured at fair value and 1.4% of total liabilities are measured at fair value.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2009:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of March 31,
($ in millions)	(Level 1)	(Level 2)	(Level 3)	netting(1)	2009
Assets:
Fixed income securities	$701	$26,145	$13,455		$40,301
Equity securities	1	34	26		61
Short-term investments	231	4,371	—		4,602
Other investments:
Free-standing derivatives	—	482	11	$(323)	170
Separate account assets	7,375	—	—		7,375
Other assets	1	—	3		4
Total recurring basis assets	8,309	31,032	13,495	(323)	52,513
Non-recurring basis (2)	—	—	299		299
Total assets at fair value	$8,309	$31,032	$13,794	$(323)	$52,812
% of total assets at fair value	15.7%	58.8%	26.1%	(0.6)%	100.0%

Liabilities:
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(51)	$(291)		$(342)
Other liabilities:
Free-standing derivatives	(1)	(914)	(163)	$323	(755)
Total liabilities at fair value	$(1)	$(965)	$(454)	$323	$(1,097)
% of total liabilities at fair value	0.1%	88.0%	41.4%	(29.5)%	100.0%

(1)        In accordance with FSP FIN 39-1, the Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At March 31, 2009, the right to reclaim cash collateral was offset by securities held, and there was no obligation to return collateral.

(2)        Includes $171 million of mortgage loans, $118 million of limited partnership interests and $10 million of other investments written-down to fair value in connection with recognizing other-then-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of December 31,
($ in millions)	(Level 1)	(Level 2)	(Level 3)	netting(1)	2008
Assets:
Fixed income securities	$276	$28,037	$14,133		$42,446
Equity securities	1	54	27		82
Short-term investments	342	3,516	—		3,858
Other investments:
Free-standing derivatives	—	605	13	$(480)	138
Separate account assets	8,239	—	—		8,239
Other assets	(1)	—	1		—
Total recurring basis assets	8,857	32,212	14,174	(480)	54,763
Non-recurring basis (2)	—	—	244		244
Total assets at fair value	$8,857	$32,212	$14,418	$(480)	$55,007
% of total assets at fair value	16.1%	58.6%	26.2%	(0.9)%	100.0%

Liabilities:
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(37)	$(265)		$(302)
Other liabilities:
Free-standing derivatives	—	(1,118)	(106)	$460	(764)
Total liabilities at fair value	$—	$(1,155)	$(371)	$460	$(1,066)
% of total liabilities at fair value	—%	108.4%	34.8%	(43.2)%	100.0%

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

(2)        Includes $164 million of mortgage loans, $70 million of limited partnership interests and $10 million of other investments written-down to fair value in connection with recognizing other-then-temporary impairments.

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

The following table provides a summary of changes in fair value during the three months ended March 31, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.  Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table below.

		Total realized and unrealized gains (losses) included in:		Purchases, sales,				Total gains (losses) included in net income for financial
($ in millions)	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of March 31, 2009		instruments still held at March 31, 2009 (3)
Assets
Fixed income securities	$14,133	$(207)	$(260)	$(508)	$297	$13,455		$(193)
Equity securities	27	—	(1)	—	—	26		—
Other investments:
Free-standing derivatives, net	(93)	(9)	—	(50)	—	(152	)(2)	8
Other assets	1	2	—	—	—	3		2
Total recurring Level 3 assets	$14,068	$(214)	$(261)	$(558)	$297	$13,332		$(183)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(265)	$(25)	$—	$(1)	$—	$(291)		$(25)
Total recurring Level 3 liabilities	$(265)	$(25)	$—	$(1)	$—	$(291)		$(25)

(1)

The effect to net income totals $(239) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(249) million in realized capital gains and losses, $36 million in net investment income, $(1) million in interest credited to contractholder funds, and $(25) million in contract benefits.

(2)	Comprises $11 million of assets and $(163) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(208) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(219) million in realized capital gains and losses, $36 million in net investment income, $(25) million in contract benefits.

The following table provides a summary of changes in fair value during the three months ended March 31, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.  Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table below.

		Total realized and unrealized gains (losses) included in:		Purchases, sales,				Total gains (losses) included in net income for financial
($ in millions)	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of March 31, 2008		instruments still held at March 31, 2008 (3)
Assets
Fixed income securities	$18,830	$(159)	$(741)	$(357)	$164	$17,737		$(155)
Equity securities	61	(1)	(3)	—	—	57		(1)
Other investments:
Free-standing derivatives, net	(6)	(31)	—	2	—	(35	)(2)	(18)
Other assets	2	—	—	—		2		—
Total recurring Level 3 assets	$18,887	$(191)	$(744)	$(355)	$164	$17,761		$(174)
Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(14)	$—	$—	$—	$(10)		$(14)
Total recurring Level 3 liabilities	$4	$(14)	$—	$—	$—	$(10)		$(14)

(1)          The effect to net income totals $(205) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(200) million in realized capital gains and losses, $12 million in net investment income, $(8) million in interest credited to contractholder funds, and $(9) million in contract benefits.

(2)          Comprises $39 million of assets and $(74) million of liabilities.

(3)          The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(188) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(185) million in realized capital gains and losses, $12 million in net investment income, $(6) million in interest credited to contractholder funds, and $(9) million in contract benefits.

5.  Derivative Financial Instruments

The Company primarily uses derivatives for risk reduction and asset replication.  In addition, the Company has derivatives embedded in non-derivative “host” contracts, which are required to be separated from the host contract and accounted for at fair value as derivative instruments.  With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.  The Company does not use derivatives for trading purposes.  Non-hedge accounting is used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133 to permit the application of SFAS No. 133’s hedge accounting model.

The Company uses derivatives to partially mitigate potential adverse impacts from future increases in credit spreads.  Credit default swaps are used to mitigate the credit risk within the Company’s fixed income portfolios. The Company uses foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements and holding foreign currency denominated investments.

Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, floors and futures are acquired to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. The Company uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and financial futures and options for hedging the Company’s equity exposure contained in equity indexed annuity product contracts that offer equity returns to contractholders.  In addition, the Company uses interest rate swaps to hedge interest rate risk inherent in funding agreements.

When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges.  The Company designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.  The Company designates certain of its foreign currency swap contracts as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income.  Amounts are reclassified to net investment income as the hedged item affects net income.

Asset replication refers to the “synthetic” creation of assets through the use of derivatives and primarily investment grade host bonds to replicate securities that are either unavailable in the cash markets or more economical to acquire in synthetic form.  The Company replicates fixed income securities using a combination of a credit default swap and one or more highly rated fixed income securities to synthetically replicate the economic characteristics of one or more cash market securities.  The Company’s primary embedded derivatives are conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock; equity options in annuity product contracts, which provide equity returns to contractholders; and equity-indexed notes containing equity call options, which provide a coupon payout that is determined using one or more equity-based indices.

The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are generally not representative of the potential for gain or loss on these agreements.  However, the notional amounts specified in selling protection credit default swaps represent the maximum amount of potential loss, assuming no recoveries.

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC free-standing derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis in the Condensed Consolidated Statements of Financial Position in accordance with FASB Interpretation No. 39.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of March 31, 2009, the Company pledged $17 million of securities in the form of margin deposits.

The net impact to pre-tax income for derivatives includes valuation and settlements of derivatives which are reported in net income.  For those derivatives which qualify for fair value hedge accounting, net income includes the changes in the fair value of the hedged risk, and therefore reflects any hedging ineffectiveness.  For cash flow hedges, gains and losses amortized from accumulated other comprehensive income are reported in net income.  For embedded derivatives in convertible fixed income securities and equity-indexed notes, accretion income related to the host instrument is reported in net income.

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statements of Financial Position at March 31, 2009.

	Asset derivatives
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate contracts	Other investments	$128	n/a	$(11)	$—	$(11)
Foreign currency contracts	Other investments	72	n/a	6	6	—
Total		200	n/a	(5)	6	(11)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	Other investments	439	n/a	31	36	(5)
Interest rate contracts	Other assets	n/a	222	—	—	—
Equity and index contracts	Other investments	98	22,850	120	120	—
Equity and index contracts	Other assets	n/a	1,098	1	1	—
Foreign currency contracts	Other investments	90	n/a	8	8	—
Embedded derivative financial instruments	Fixed income securities	1,086	n/a	179	179	—
Embedded derivative financial instruments	Other assets	5	n/a	3	3	—
Credit default contracts	Other investments	295	n/a	16	18	(2)
Other contracts	Other investments	75	n/a	—	—	—
Total		2,088	24,170	358	365	(7)

Total derivative assets		$2,288	24,170	$353	$371	$(18)

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate contracts	Other liabilities & accrued expenses	$3,295	n/a	$(428)	$—	$(428)
Foreign currency contracts	Other liabilities & accrued expenses	196	n/a	14	21	(7)
Foreign currency and interest rate contracts	Other liabilities & accrued expenses	870	n/a	165	165	—
Foreign currency and interest rate contracts	Contractholder funds	n/a	n/a	13	13	—
Total		4,361	n/a	(236)	199	(435)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	Other liabilities & accrued expenses	9,579	n/a	(366)	59	(425)
Interest rate contracts	Other liabilities & accrued expenses	n/a	4,551	—	—	—
Equity and index contracts	Other liabilities & accrued expenses	n/a	23,223	(64)	—	(64)
Foreign currency contracts	Other liabilities & accrued expenses	14	n/a	(1)	—	(1)
Embedded derivative financial instruments	Contactholder funds	5,832	n/a	(341)	—	(341)
Credit default contracts	Other liabilities & accrued expenses	1,243	n/a	(88)	47	(135)
Total		16,668	27,774	(860)	106	(966)

Total derivative liabilities		$21,029	27,774	$(1,096)	$305	$(1,401)

Total derivatives		$23,317	51,944	$(743)

(1)          Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded.  (n/a = not applicable)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Financial Position for the three month period ended March 31, 2009.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be $3 million during the next twelve months.

($ in millions)

Location of gain reclassified from accumulated OCI into income (effective portion)	Net investment income

Amount of gain recognized in OCI on derivatives during the period (effective portion)	$4

Amount of gain recognized in OCI on derivatives during the term of the hedging relationship (effective portion)	$20

Amount of gain reclassified from accumulated OCI into income (effective portion)	$1

Location of gain recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Realized capital gains and losses

Amount of gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—

The following table presents gains and losses from valuation, settlement and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.

($ in millions)	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$7	$4	$—	$(12)	$(1)
Foreign currency and interest rate contracts	—	(1)	—	(30)	(31)
Subtotal	7	3	—	(42)	(32)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	56	—	—	56
Equity and index contracts	—	3	—	(23)	(20)
Embedded derivative financial instruments	—	(23)	(23)	(14)	(60)
Foreign currency contracts	—	1	—	—	1
Credit default contracts	—	29	—	—	29
Subtotal	—	66	(23)	(37)	6
Total	$7	$69	$(23)	$(79)	$(26)

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations for the three month period ended March 31, 2009.

	Gain (loss) on derivatives		Gain (loss) on hedged risk
		Foreign
($ in millions)	Interest	currency &
Location of gain or (loss) recognized in net income on derivatives	rate contracts	interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$(35)	$61	$—
Net investment income	40	—	—	(40)
Realized capital gains and losses	4	(1)	—	—
Total	$18	$(36)	$61	$(40)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses master netting agreements for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of March 31, 2009, the Company pledged $12 million in cash and $576 million in securities to counterparties which includes $433 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $143 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

Counterparty credit exposure represents the Company’s potential loss if all of the counterparties concurrently fail to perform under the contractual terms of the contracts and all collateral, if any, becomes worthless.  This exposure is measured by the fair value of OTC free-standing derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of legally enforceable master netting agreements.

The following table summarizes the counterparty credit exposure by counterparty credit rating, as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).

	March 31, 2009				December 31, 2008
($ in millions) Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$321	$13	$13	1	$236	$5	$5
A+	2	478	11	11	2	242	8	8
A	2	157	3	3	2	1,730	35	15
A-	1	166	23	23	1	216	25	25
Total	6	$1,122	$50	$50	6	$2,424	$73	$53

(1)          Rating is the lower of Standard & Poor’s (“S&P”) or Moody’s ratings.

(2)          Only OTC derivatives with a net positive fair value are included for each counterparty.

Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices.  Market risk exists for all of the derivative financial instruments the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions.  To limit this risk, the Company’s senior management has established risk control limits.  In addition, changes in fair value of the derivative financial instruments that the Company uses for risk management purposes are generally offset by the change in the fair value or cash flows of the hedged risk component of the related assets, liabilities or forecasted transactions.

Certain of the Company’s derivative instruments contain credit-risk-contingent termination events, cross-default provisions and credit support annex agreements.  Credit-risk-contingent termination events allow the counterparties to terminate the derivative on certain dates if ALIC’s and Allstate Life Insurance Company of New York’s (“ALNY”) financial strength credit ratings by Moody’s or S&P fall below a certain level or in the event ALIC or ALNY are no longer rated by both Moody’s and S&P.  Credit-risk-contingent cross-default provisions allow the counterparties to terminate the derivative instruments if the Company defaults by pre-determined threshold amounts on certain debt instruments.  Credit-risk-contingent credit support annex agreements specify the amount of collateral the Company must post to counterparties based on ALIC’s and ALNY’s financial strength credit ratings by Moody’s or S&P, or in the event ALIC or ALNY are no longer rated by both Moody’s and S&P.

The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position as of March 31, 2009, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)

Gross liability fair value of contracts containing credit-risk-contingent features	$857
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(317)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(433)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$107

Credit derivatives – selling protection

Credit default swaps (“CDS”) are utilized for selling credit protection against a specified credit event.  A credit default swap is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly referred to as the “reference entity” or a portfolio of “reference entities”), for a periodic premium.  In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative.  Credit risk includes both default risk and market value exposure due to spread widening. CDS typically have a five-year term.

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of March 31, 2009:

	Notional amount credit rating underlying notional
($ in millions)	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$10	$76	$95	$5	$186	$(11)
Municipal	25	—	—	—	25	(11)
Sovereign	—	—	20	5	25	(1)
Subtotal	35	76	115	10	236	(23)
First-to-default
Investment grade corporate debt	—	45	45	—	90	(7)
Municipal	120	35	—	—	155	(46)
Subtotal	120	80	45	—	245	(53)
Index
Investment grade corporate debt	—	—	—	65	65	(52)
Total	$155	$156	$160	$75	$546	$(128)

In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default (“FTD”) structure or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement.  With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the referenced entity’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed.  With FTD baskets, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names.  CDX index is utilized to take a position on multiple (generally 125) reference entities.  Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference credit.  If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement.  In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, while in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset.  When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at time of settlement.  For CDX index, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration.  The maximum payout on a CDS is the contract notional amount.  A physical settlement may afford the Company with recovery rights as the new owner of the asset.

The Company monitors risk associated with credit derivatives through individual name credit limits at both a credit derivative and a combined cash instrument/credit derivative level.  The ratings of individual names for which protection has been sold are also monitored.

6.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
($ in millions)	2009	2008

Premiums and contract charges
Direct	$545	$559
Assumed
Affiliate	25	15
Non-affiliate	5	6
Ceded—non-affiliate	(195)	(228)

Premiums and contract charges, net of reinsurance	$380	$352

The effects of reinsurance on contract benefits are as follows:

	Three months ended March 31,
($ in millions)	2009	2008

Contract benefits
Direct	$759	$495
Assumed
Affiliate	15	9
Non-affiliate	8	6
Ceded—non-affiliate	(448)	(169)

Contract benefits, net of reinsurance	$334	$341

The effects of reinsurance on interest credited to contractholder funds are as follows:

	Three months ended March 31,
($ in millions)	2009	2008

Interest credited to contractholder funds
Direct	$566	$613
Assumed
Affiliate	3	3
Non-affiliate	3	4
Ceded—non-affiliate	(7)	(10)

Interest credited to contractholder funds, net of reinsurance	$565	$610

7.    Guarantees and Contingent Liabilities

Guaranty funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.  Amounts assessed to each company are typically related to its proportion of business written in each state.  The Company’s policy is to accrue a guaranty fund assessment when the entity for which the insolvency relates has been declared financially insolvent by a court of competent jurisdiction and, in certain states, that is also a final order of liquidation, and the amount of loss is reasonably estimable.

The New York Liquidation Bureau (“the Bureau”) has publicly reported that Executive Life Insurance Company of New York (“Executive Life”) is currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan and may only be able to meet future obligations of its annuity contacts for the next fifteen years. However, Executive Life does not have a liquidity problem at this time, and an order of liquidation has not been sought by the Bureau.  The shortfall was estimated by the Bureau to be $1.27 billion at October 29, 2008.

If Executive Life were to be declared insolvent in the future, the Company may have exposure to guaranty fund assessments.  The Company’s exposure will ultimately depend on the level of guaranty fund system participation, as well as the viability of a plan of the Bureau to obtain voluntary contributions, primarily from the original insurance companies that acquired structured settlement annuity contracts from Executive Life.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future premium taxes.  The Company’s New York market share was approximately 4.1% in 2007 based on industry annuity premium.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment was $195 million at March 31, 2009.  The obligations associated with these fixed income securities expire at various dates during the next six years.

Related to the disposal through reinsurance of substantially all of our variable annuity business to Prudential Financial, Inc. and its subsidiary in 2006, the Company has agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and liabilities specifically excluded from the transaction) that the Company has agreed to retain.  In addition, the Company will indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and its agents, including in connection with the Company’s provision of transition services.  The Reinsurance Agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2009.

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

•             The outcome of these matters may also be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers or other entities.

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

•             Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

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

•   The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  AIC’s interlocutory appeal from the partial summary judgment was granted.  In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC’s favor.  In September 2008, the Court of Appeals granted AIC’s petition for rehearing en banc and vacated its earlier decision affirming the trial court’s grant of summary judgment in favor of the EEOC.  The Court of Appeals then dismissed the appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.

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

One or more of these matters could have an adverse effect on the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection, in excess of amounts currently reserved, if any, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

8.  Income Taxes

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the three months ended March 31 is as follows:

($ in millions)	2009		2008

Statutory federal income tax rate - (benefit)	$(106.0)	(35.0)%	$(64.1)	(35.0)%
Dividends received deduction	(2.8)	(1.0)	(4.0)	(2.2)
Other	(0.3)	—	(0.4)	(0.2)
Valuation allowance	142.0	46.9	—	—
Effective income tax rate - expense (benefit)	$32.9	10.9%	$(68.5)	(37.4)%

The valuation allowance for deferred tax assets increased by $139 million during the first quarter to $148 million at March 31, 2009 from $9 million at December 31, 2008, primarily due to investment write-downs which were not currently deductible for tax purposes.  The increase of $139 million includes an increase of $142 million that is recorded as income tax expense on the Condensed Consolidated Statements of Operations, partially offset by a decrease of $3 million that is included as a component of accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Position.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.

9.    Other Comprehensive Loss

The components of other comprehensive loss on a pre-tax and after-tax basis are as follows:

	Three months ended March 31,
	2009			2008
($ in millions)	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized holding gains and losses arising during the period, net of related offsets	$18	$(4)	$14	$(799)	$279	$(520)
Less: reclassification adjustment of realized capital gains and losses	119	(42)	77	(183)	64	(119)
Unrealized net capital gains and losses	(101)	38	(63)	(616)	215	(401)
Other comprehensive loss	$(101)	$38	(63)	$(616)	$215	(401)

Net loss			(336)			(115)
Comprehensive loss			$(399)			$(516)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of March 31, 2009, and the related condensed consolidated statements of operations, and cash flows for the three-month periods ended March 31, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2008, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2009, which report includes an explanatory paragraph relating to a change in the Company’s method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 11, 2009

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

OVERVIEW

The following discussion highlights significant factors influencing the condensed consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we”, “our”, “us”, or the “Company”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2008.  We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and determine the allocation of resources.

HIGHLIGHTS

•     Net loss was $336 million in the first quarter of 2009 compared to $115 million for the same period of 2008.

•     During the first quarter of 2009, a charge totaling $323 million pre-tax ($210 million after-tax) was recorded for accelerated amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducement costs (“DSI”) related to our annual comprehensive review of the DAC and DSI balances and assumptions for our interest-sensitive life, annuities and other investment contracts.  This compares to DAC and DSI amortization deceleration (credit to income) of $23 million in the first quarter of 2008.

•     Net realized capital losses totaled $38 million in the first quarter of 2009 compared to $428 million in the first quarter of 2008.

•     Income tax expense for the first quarter of 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

•     Investments as of March 31, 2009 decreased 3.5% to $57.69 billion from $59.77 billion as of December 31, 2008 and net investment income decreased 19.7% to $797 million in the first quarter of 2009 from $992 million in the same period of 2008.

•     Contractholder fund deposits for the first quarter of 2009 reflected deposits on individual products of $957 million and no deposits on institutional products compared to deposits on individual and institutional products of $1.03 billion and $1.66 billion, respectively, for the same period of 2008.

•     Recognized restructuring charges of $17 million in the first quarter of 2009 in connection with our initiative to lower operating expenses, with targeted annual savings of $90 million beginning in 2011.

OPERATIONS

        Summarized financial data is presented in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Revenues
Premiums	$152	$140
Contract charges	228	212
Net investment income	797	992
Realized capital gains and losses	(38)	(428)
Total revenues	1,139	916

Costs and expenses
Contract benefits	(334)	(341)
Interest credited to contractholder funds	(565)	(610)
Amortization of DAC	(429)	(50)
Operating costs and expenses	(89)	(87)
Restructuring and related charges	(17)	—
Interest expense	(11)	(3)
Total costs and expenses	(1,445)	(1,091)

Gain (loss) on disposition of operations	3	(9)
Income tax (expense) benefit	(33)	69
Net loss	$(336)	$(115)

Investments at March 31	$57,686	$71,218

Net loss in the first quarter of 2009 of $336 million compared to $115 million in the same period of 2008.  The increase in the net loss of $221 million was primarily the result of DAC and DSI amortization acceleration for changes in assumptions, lower investment spread and an increase in the valuation allowance relating to the deferred tax asset on capital losses, partially offset by lower realized capital losses.

Analysis of Revenues Total revenues increased 24.3% or $223 million in the first quarter of 2009 compared to the same period of 2008 due to lower net realized capital losses and higher premiums and contract charges, partially offset by lower net investment income.

Premiums represent revenues generated from traditional life insurance, immediate annuities with life contingencies, and accident, health and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive and variable life insurance and fixed annuities for which deposits are classified as contractholder funds or separate account liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.  As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues.

The following table summarizes premiums and contract charges by product.

	Three months ended March 31,
($ in millions)	2009	2008
Premiums
Traditional life insurance (1)	$96	$89
Immediate annuities with life contingencies	34	30
Accident, health and other	22	21
Total premiums	152	140

Contract charges
Interest-sensitive life insurance (1)	216	199
Fixed annuities	12	13
Total contract charges (2)	228	212

Total premiums and contract charges	$380	$352

(1)          To conform to the current period presentation, certain amounts in the prior period have been reclassified.

(2)          Total contract charges for the first quarter of 2009 and 2008 include contract charges related to the cost of insurance totaling $150 million and $134 million, respectively.

Total premiums increased 8.6% in the first quarter of 2009 compared to the same period of 2008 due to higher sales of traditional life insurance and immediate annuities with life contingencies.

Total contract charges increased 7.5% in the first quarter of 2009 compared to the same period of 2008 due primarily to higher contract charges on interest-sensitive life insurance products resulting from increased contract charge rates and, to a lesser extent, growth of policies in force.

Contractholder funds represent interest-bearing liabilities arising from the sale of individual and institutional products, such as interest-sensitive life insurance, fixed annuities, and funding agreements. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.  The following table shows the changes in contractholder funds.

	Three months ended March 31,
($ in millions)	2009	2008
Contractholder funds, beginning balance	$56,780	$60,464

Deposits
Fixed annuities	635	686
Institutional products (funding agreements)	—	1,660
Interest-sensitive life insurance	322	340
Total deposits	957	2,686

Interest credited	518	611

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(1,951)	(1,887)
Benefits	(431)	(461)
Surrenders and partial withdrawals	(921)	(983)
Contract charges	(206)	(197)
Net transfers from separate accounts	4	5
Fair value hedge adjustments for institutional products	(48)	66
Other adjustments (1)	174	(113)
Total maturities, benefits, withdrawals and other adjustments	(3,379)	(3,570)
Contractholder funds, ending balance	$54,876	$60,191

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

Contractholder funds decreased 3.4% and 0.5% in the first quarter of 2009 and 2008, respectively.  Average contractholder funds decreased 7.5% in the first quarter of 2009 compared to the same period of 2008.

Contractholder deposits decreased 64.4% in the first quarter of 2009 compared to the same period of 2008 due to the absence of issuances of institutional products in the first quarter of 2009 compared to $1.66 billion in the first quarter of 2008.  Sales of our institutional products vary from period to period based on management’s assessment of market conditions, investor demand and operational priorities such as our current focus on reducing our concentration in spread based products.  Deposits on fixed annuities decreased 7.4% in the first quarter of 2009 compared to the same period of 2008 due to pricing actions relating to our efforts to improve returns on new business and reduce our concentration in spread based products as well as highly competitive market conditions.

Maturities and retirements of institutional products increased 3.4% or $64 million to $1.95 billion in the first quarter of 2009 from $1.89 billion in the same period in the prior year.  During the first quarter of 2009 and 2008, we retired $1.36 billion and $1.25 billion, respectively, of extendible institutional market obligations for which investors had elected to non-extend their maturity date.  All of our outstanding extendible institutional market contracts, which totaled $89 million as of March 31, 2009, have non-extended and become due by July 31, 2009.   We have accumulated, and expect to maintain, short-term and other maturing investments to fund the retirement of these obligations.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 6.3% to $921 million in the first quarter of 2009 from $983 million in the same period of 2008 due to lower surrenders and partial withdrawals on fixed annuities, partially offset by higher surrenders and partial withdrawals on interest-sensitive life insurance products.  Surrenders and partial withdrawals on deferred fixed annuities decreased 8.1% to $805 million in the first quarter of 2009 from $876 million in the first quarter of 2008.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 8.8% in the first quarter of 2009 compared to

9.4% in the first quarter of 2008.  The annualized surrender and partial withdrawal rate on deferred fixed annuities, based on the beginning of period contractholder funds, was 9.8% in the first quarter of 2009 compared to 10.6% in the first quarter of 2008.

Net investment income decreased 19.7% or $195 million to $797 million in the first quarter of 2009 compared to $992 million in the same period of 2008.  For further discussion of net investment income, see the Investments section of the MD&A.

Net realized capital gains and losses reflected net losses of $38 million and $428 million in the first quarters of 2009 and 2008, respectively.  For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of Costs and Expenses Total costs and expenses increased 32.4% or $354 million in the first quarter of 2009 compared with the same period of 2008 due to higher amortization of DAC, higher interest expense, and restructuring and related charges, partially offset by lower interest credited to contractholder funds and contract benefits.

Contract benefits decreased 2.1% or $7 million in the first quarter of 2009 compared to the same period of 2008 due to improved mortality experience on annuities and life insurance products.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $139 million in both the first quarter of 2009 and 2008.  The benefit spread by product group is disclosed in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Life insurance	$109	$90
Annuities	(2)	(18)
Total benefit spread	$107	$72

Benefit spread increased 48.6% in the first quarter of 2009 compared to the same period of 2008 due primarily to improved mortality experience on annuities and life insurance products and increased contract charges on interest-sensitive life insurance contracts for the cost of insurance.

Interest credited to contractholder funds decreased 7.4% or $45 million in the first quarter of 2009 compared to the same period of 2008 due primarily to a decline in average contractholder funds, partially offset by the acceleration of amortization of DSI due to changes in assumptions.  The acceleration of amortization of DSI due to changes in assumptions increased interest credited to contractholder funds by $38 million in the first quarter of 2009 compared to amortization deceleration which decreased interest credited to contractholder funds by $1 million in the first quarter of 2008.

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

The investment spread by product group is shown in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Annuities	$17	$115
Life insurance	(1)	15
Institutional products	17	27
Net investment income on investments supporting capital	60	86
Total investment spread	$93	$243

Investment spread declined 61.7% in the first quarter of 2009 compared to the same period of 2008 due primarily to a decrease in investment spread on annuities resulting from lower net investment income, reduced business in force and the acceleration of amortization of DSI due to changes in assumptions, partially offset by lower interest crediting rates.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2009	2008	2009	2008	2009	2008
Interest-sensitive life insurance	5.4%	6.2%	4.7%	4.6%	0.7%	1.6%
Deferred fixed annuities	5.1	5.7	3.7	3.7	1.4	2.0
Immediate fixed annuities with and without life contingencies	6.3	6.9	6.4	6.5	(0.1)	0.4
Institutional products	3.3	5.2	2.1	4.1	1.2	1.1
Investments supporting capital, traditional life and other products	4.0	6.2	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

	March 31,
($ in millions)	2009	2008
Immediate fixed annuities with life contingencies	$8,363	$8,303
Other life contingent contracts and other	3,684	4,301
Reserve for life-contingent contract benefits	$12,047	$12,604

Interest-sensitive life insurance	$9,401	$9,014
Deferred fixed annuities	33,524	33,838
Immediate fixed annuities without life contingencies	3,881	3,879
Institutional products	7,078	12,884
Market value adjustments related to fair value hedges and other	992	576
Contractholder funds	$54,876	$60,191

Amortization of DAC increased $379 million in the first quarter of 2009 compared to the same period of 2008.  The increase in the first quarter of 2009 was primarily attributable to amortization acceleration for changes in assumptions for our annuities and other investment contracts and an unfavorable change in (amortization) accretion relating to realized capital gains and losses.  The components of amortization of DAC are summarized in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(124)	$(127)
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”)	(278)	23
(Amortization) accretion relating to realized capital gains and losses (1)	(27)	54
Total amortization of DAC	$(429)	$(50)

(1)    The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

During the first quarter of 2009, we completed our annual comprehensive review of the profitability of investment products to determine DAC balances for our interest-sensitive life, annuities and other investment contracts.  The review covered assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  This review resulted in an acceleration of DAC amortization (charge to income) of $278 million pre-tax.  $289 million related to fixed annuities, including $210 million attributable to market value adjusted annuities, and $18 million related to variable life insurance.  Partially offsetting these amounts was amortization deceleration (credit to income) for interest-sensitive life insurance of $29 million.  The principal assumption impacting estimated future gross profits and the related DAC amortization was an increase in the level of expected realized capital losses in 2009 and 2010.  This resulted in the majority of the market value adjusted annuity DAC balance being reduced to zero since the product is estimated to have no gross profits.  Market value adjusted annuity DAC will not be recapitalized while there are no estimated gross profits.  Reduced estimated future gross profits for traditional fixed annuities and variable life insurance resulted in accelerated DAC amortization.  For our interest-sensitive life insurance products, the amortization deceleration was due to higher estimated future gross profits due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses

In the first quarter of 2008, our annual comprehensive review of the profitability of investment products resulted in the deceleration of DAC amortization (credit to income) for changes in assumptions of $23 million, including $17 million related to fixed annuities and $6 million related to interest-sensitive and variable life insurance.  The first quarter 2008 net amortization deceleration of $17 million on fixed annuities was due primarily to higher than expected investment spreads partially offset by increased expenses.  The first quarter 2008 net amortization deceleration of $6 million on interest-sensitive and variable life insurance products was due to higher than expected benefit spreads partially offset by increased expenses.

The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin.

	Three months ended March 31,
($ in millions)	2009	2008
Investment margin	$(399)	$49
Benefit margin	128	35
Expense margin	(7)	(61)
Net (acceleration) deceleration	$(278)	$23

Operating costs and expenses increased 2.3% in the first quarter of 2009 compared to the same periods of 2008.  The following table summarizes operating costs and expenses.

	Three months ended March 31,
($ in millions)	2009	2008
Non-deferrable acquisition costs	$22	$21
Other operating costs and expenses	67	66
Total operating costs and expenses	$89	$87

Restructuring and related charges	$17	$—

Other operating costs and expenses increased $1 million in the first quarter of 2009 compared to the same period of 2008 due primarily to the absence in the current year period of a servicing fee paid by Prudential Financial Inc. for our servicing of variable annuity business that we reinsured to them during a transition period that ended in the second quarter of 2008, partially offset by lower spending on growth initiatives.

During the first quarter of 2009, restructuring and related charges of $17 million were recorded in connection with our previously announced plan to improve efficiency and narrow our focus of product offerings.  In accordance with this plan, among other actions, we continue to anticipate the reduction of approximately 1,000 workforce positions through a combination of attrition and position elimination in 2009 and 2010.  This reduction reflects approximately 30% of our work force at the time the plan was initiated.  As of April 30, 2009, 320 workforce positions have been involuntarily terminated pursuant to our restructuring plan.  These reductions in workforce positions combined with other actions completed as of April 30, 2009 reflect approximately 55% of our targeted savings.

Income tax expense of $33 million was recognized for the first quarter of 2009 compared to an income tax benefit of $69 million in the same period of 2008.  Income tax expense for the first quarter of 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.  For further discussion of changes in this valuation allowance see the Deferred Taxes section of the MD&A.

INVESTMENT HIGHLIGHTS

•                  Investments as of March 31, 2009 totaled $57.69 billion, a decrease of 3.5% from $59.77 billion as of December 31, 2008.

•                  Net investment income was $797 million in the first quarter of 2009, a decrease of 19.7% from $992 million in the first quarter of 2008.

•                  Net realized capital losses were $38 million in the first quarter of 2009 compared to net realized capital losses of $428 million in the first quarter of 2008.

•                Unrealized net capital losses totaled $7.46 billion as of March 31, 2009, compared to unrealized net capital losses of $6.70 billion as of December 31, 2008.

•                  During the first quarter of 2009, our fixed income portfolio continued to generate significant cash flows totaling $1.34 billion which is available to take advantage of market opportunities and manage liabilities.

INVESTMENTS

We continue to make progress on strategic risk mitigation efforts toward reducing portfolio risk and overall exposure to commercial real estate.

•                  Commercial real estate exposure was reduced by $941 million primarily through targeted dispositions and principal repayments from borrowers.

•                  The credit component of the macro hedge program gained $30 million and helped to offset a portion of the decline in fixed income valuations reflected in other comprehensive income resulting from spread widening in certain sectors.

•                  Through ongoing asset liability management practices, we reduced the duration gap between our fixed income portfolio and our liabilities to lessen our exposure to increases in interest rates.

The composition of the investment portfolio at March 31, 2009 is presented in the table below.

($ in millions)	Investments	Percent to total
Fixed income securities (1)	$40,301	69.9%
Mortgage loans	9,504	16.5
Equity securities (2)	61	0.1
Limited partnership interests (3)	1,057	1.8
Short-term (4)	4,602	8.0
Policy loans	811	1.4
Other	1,350	2.3
Total	$57,686	100.0%

(1)          Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $47.77 billion.

(2)          Equity securities are carried at fair value.  Cost basis for these securities was $78 million.

(3)          We have commitments to invest in additional limited partnership interests totaling $992 million.

(4)          Short-term investments are carried at fair value.  Amortized cost basis for these investments was $4.60 billion.

Total investments decreased to $57.69 billion at March 31, 2009, from $59.77 billion at December 31, 2008, due primarily to net reductions in contractholder obligations of $1.90 billion primarily from maturities and retirements of institutional products and an increase in unrealized net capital losses of $764 million.

Total investments at amortized cost related to collateral received in connection with securities lending business activities and collateral posted by counterparties related to derivative transactions decreased to $261 million at

March 31, 2009, from $340 million at December 31, 2008.  These investments are included as a component of short-term investments.

Fixed income securities are listed in the table below.

($ in millions)	Fair value at March 31, 2009	Percent to total investments	Fair value at December 31, 2008	Percent to total investments
U.S. government and agencies	$2,981	5.2%	$3,687	6.2%
Municipal	3,384	5.9	3,308	5.5
Corporate	23,699	41.1	24,269	40.6
Foreign government	1,806	3.1	2,100	3.5
Mortgage-backed securities (“MBS”)	2,756	4.8	2,719	4.6
Commercial mortgage-backed securities (“CMBS”)	3,534	6.1	3,730	6.2
Asset-backed securities (“ABS”)	2,132	3.7	2,623	4.4
Redeemable preferred stock	9	—	10	—
Total fixed income securities	$40,301	69.9%	$42,446	71.0%

At March 31, 2009, 94.6% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P’s”), Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

Municipal Bonds are summarized in the table below by Moody’s equivalent rating as of March 31, 2009.

	Par value	Amortized cost	Fair value	Unrealized gain/(loss)	Fair value as a percent of amortized cost
Non - zero-coupon:
Rating
Aaa	$625	$628	$567	$(61)	90.3%
Aa	846	834	776	(58)	93.0
A	616	614	575	(39)	93.6
Baa	489	493	432	(61)	87.6
Ba or lower	72	74	43	(31)	58.1
Subtotal (1)	$2,648	$2,643	$2,393	$(250)	90.5

Zero-coupon:
Rating
Aaa	$78	$27	$22	$(5)	81.5
Aa	936	385	319	(66)	82.9
A	976	439	359	(80)	81.8
Baa	3,469	490	291	(199)	59.4
Subtotal	$5,459	$1,341	$991	$(350)	73.9
Total:
Aaa	$703	$655	$589	$(66)	89.9
Aa	1,782	1,219	1,095	(124)	89.8
A (2)	1,592	1,053	934	(119)	88.7
Baa (2) (3)	3,958	983	723	(260)	73.6
Ba or lower (3)	72	74	43	(31)	58.1
Total	$8,107	$3,984	$3,384	$(600)	84.9

(1) Includes auction rate securities (“ARS”) with par value of $715 million, amortized cost of $715 million, fair value of $624 million and unrealized capital losses of $91 million.  For a more detailed discussion on ARS, see the Allstate Life Insurance Company Annual Report on Form 10-K for 2008.

(2) Includes pre-refunded municipals with fair values of $21 million of A and $3 million of Baa at March 31, 2009.  Pre-refunded municipals are generally escrowed by Aaa rated securities, such as U.S. government or governmental agency securities.

(3) On April 13, 2009, one of the bond insurers, Ambac Assurance Corporation, was downgraded by Moody’s from a rating of Baa to Ba.  We estimate that this will impact the classification of the Moody’s equivalent rating for approximately $143 million of fair value of insured municipal bonds.

The unrealized net capital loss of $600 million at March 31, 2009 in our municipal bond portfolio is driven primarily by higher yields, including widening credit spreads, since the time of initial purchase.

Corporate bonds as of March 31, 2009, included $11.40 billion of non-hybrid, publicly-traded corporate bonds, $11.20 billion of non-hybrid, privately placed corporate bonds, and $1.10 billion of hybrid securities.  $11.80 billion or 49.8% of the portfolio consisted of non-hybrid and hybrid privately placed securities, compared to $12.36 billion or 50.9% at December 31, 2008.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  Privately placed corporate securities are rated by the NAIC in instances when information is provided to them.  Approximately 39.4% of the privately placed corporate securities in our portfolio are rated by an independent rating agency.

The following table summarizes the corporate fixed income portfolio by Moody’s equivalent rating as of March 31, 2009.

	Corporate-public
	Non-hybrid		Hybrid		Total
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Rating
Aaa	$738	$9	$—	$—	$738	$9
Aa	683	(16)	70	2	753	(14)
A	3,753	(135)	176	(135)	3,929	(270)
Baa	5,510	(548)	208	(256)	5,718	(804)
Ba or lower	712	(193)	47	(67)	759	(260)
Total	$11,396	$(883)	$501	$(456)	$11,897	$(1,339)

	Corporate-privately placed securities
	Non-hybrid		Hybrid		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Rating
Aaa	$422	$17	$—	$—	$422	$17
Aa	836	(25)	36	(15)	872	(40)
A	3,065	(143)	370	(318)	3,435	(461)
Baa	5,794	(744)	125	(218)	5,919	(962)
Ba or lower	1,086	(268)	68	(180)	1,154	(448)
Total	$11,203	$(1,163)	$599	$(731)	$11,802	$(1,894)

	Total Corporate
	Non-hybrid		Hybrid		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Rating
Aaa	$1,160	$26	$—	$—	$1,160	$26
Aa	1,519	(41)	106	(13)	1,625	(54)
A	6,818	(278)	546	(453)	7,364	(731)
Baa	11,304	(1,292)	333	(474)	11,637	(1,766)
Ba or lower	1,798	(461)	115	(247)	1,913	(708)
Total	$22,599	$(2,046)	$1,100	$(1,187)	$23,699	$(3,233)

The unrealized net capital loss of $3.23 billion at March 31, 2009 was driven primarily by widening credit spreads since the time of initial purchase resulting from deteriorating macro economic conditions and continued credit market deterioration.  This particularly affected our non-hybrid Baa and lower rated corporate bond holdings, contributing to $1.75 billion of the unrealized net capital loss.  The other significant driver of unrealized net capital losses in our corporate bond portfolio was from hybrid securities, contributing $1.19 billion of the unrealized loss.  While these securities are generally issued by highly rated financial institutions, they have structural features which make them more sensitive to credit market deterioration.  Specifically, features allowing coupon deferral and the extension of call dates have severely impacted prices as the global financial system undergoes significant stress.

The following table shows additional details of our hybrid securities reported in corporate fixed income securities as of March 31, 2009.

	United Kingdom (“UK”)		Europe (non-UK)		Asia/Australia		North America		Total
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Tier 2:
Public	$55	$(25)	$98	$(10)	$15	$(2)	$—	$—	$168	$(37)
Privately placed securities	4	(7)	50	(5)	86	(14)	—	—	140	(26)
Subtotal	59	(32)	148	(15)	101	(16)	—	—	308	(63)
Tier 1:
Public	48	(61)	45	(98)	17	(8)	223	(252)	333	(419)
Privately placed securities	40	(118)	178	(291)	139	(139)	102	(157)	459	(705)
Subtotal	88	(179)	223	(389)	156	(147)	325	(409)	792	(1,124)
Total hybrids:
Public	103	(86)	143	(108)	32	(10)	223	(252)	501	(456)
Privately placed securities	44	(125)	228	(296)	225	(153)	102	(157)	599	(731)
Total	$147	$(211)	$371	$(404)	$257	$(163)	$325	$(409)	$1,100	$(1,187)

Collateralized MBS, CMBS and ABS securities are detailed in the following table by Moody’s equivalent rating as of March 31, 2009.

($ in millions)	Fair value	Percent to total investments	Aaa	Aa	A	Baa (2)	Ba or Lower (2)
MBS
U.S. government sponsored entities (“U.S. Agency”)	$1,984	3.4%	100.0%	—	—	—	—
Prime residential mortgage-backed securities (“Prime”)	501	0.9	89.6	6.4%	1.8%	2.2%	—
Alt-A residential mortgage-backed securities (“Alt-A”)	271	0.5	52.0	1.5	0.4	13.3	32.8%
Total MBS	$2,756	4.8%

CMBS	$3,534	6.1%	85.9	6.6	5.9	1.2	0.4

ABS
Asset-backed residential mortgage-backed securities (“ABS RMBS”) non-insured	$826	1.4	18.2	36.3	11.6	8.1	25.8
ABS RMBS insured	188	0.3	—	16.5	3.2	27.1	53.2
Total ABS RMBS	1,014	1.7	14.8	32.6	10.1	11.6	30.9

Other collateralized debt obligations (“other CDO”):
Cash flow collateralized loan obligations (“CLO”)	401	0.7	60.1	20.7	0.8	10.2	8.2
Synthetic CDO	31	0.1	9.7	19.4	—	29.0	41.9
Trust preferred CDO	57	0.1	—	1.8	17.5	—	80.7
Market value CDO	18	—	—	22.2	11.1	5.6	61.1
Project finance CDO	36	0.1	—	27.8	52.8	19.4	—
CDOs that invest in other CDOs (“CDO squared”)	3	—	—	—	—	—	100.0
Collateralized bond obligations	21	—	—	—	—	57.1	42.9
Other CLO	40	0.1	100.0	—	—	—	—
Total other CDO	607	1.1	46.8	17.1	5.6	11.5	19.0

Other asset-backed securities (“other ABS”):
Auto	90	0.2	27.8	35.6	13.3	23.3	—
Credit card	79	0.1	35.4	—	44.3	20.3	—
Student loan	9	—	100.0	—	—	—	—
Other	333	0.6	16.5	13.5	18.0	38.8	13.2
Total other ABS (1)	511	0.9	22.9	15.1	20.9	32.5	8.6
Total ABS	$2,132	3.7%

(1) 29.4% of other asset-backed securities that are rated Aaa, Aa, A and Baa were insured by four bond insurers.

(2) On April 13, 2009, one of the bond insurers, Ambac Assurance Corporation, was downgraded by Moody’s from a rating of Baa to Ba.  We estimate that this will impact the classification of the Moody’s equivalent rating for approximately $84 million of carrying value of insured ABS RMBS.

During the first quarter of 2009, certain financial sectors continued to experience depressed prices due to market and liquidity disruptions.  We experienced this illiquidity and disruption in certain of our MBS, CMBS and ABS fixed income securities, particularly in our Prime, Alt-A, CMBS, ABS RMBS and other CDO portfolios.  These portfolios totaled $5.93 billion, or 10.3% of our total investments at March 31, 2009.  Other securities markets, including certain other asset-backed and real estate-backed securities markets, also experienced illiquidity, but to a lesser degree.

We determine the fair values of securities comprising the illiquid portfolios by obtaining information from an independent third-party valuation service provider and brokers.  We confirmed the reasonableness of the fair value of these portfolios as of March 31, 2009 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies.

The following table summarizes our illiquid portfolios as of March 31, 2009.

($ in millions)	Par value (1)	Amortized cost (1) (2)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Unrealized gain/(loss)
MBS
Prime	$643	$637	99.1%	$501	77.9%	$(136)
Alt-A	489	407	83.2	271	55.4	(136)

CMBS	5,742	5,567	97.0	3,534	61.5	(2,033)

ABS
ABS RMBS	2,426	1,964	81.0	1,014	41.8	(950)
Other CDO	2,177	1,710	78.5	607	27.9	(1,103)
Total	$11,477	$10,285	89.6	$5,927	51.6	$(4,358)

(1) The difference between par value and amortized cost of $1.19 billion is primarily attributable to write-downs.  Both amounts have been reduced by principal payments.

(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

The following table presents realized capital gains and losses and principal transactions relating to our illiquid portfolios for the three months ended March 31, 2009.

	Realized capital gains and losses			Principal transactions
($ in millions)	Sales	Impairment write-downs	Change in intent write-downs	Sales	Principal received
MBS
Prime	$—	$—	$—	$8	$18
Alt-A	3	(8)	(1)	12	7

CMBS	(13)	(2)	(7)	78	26

ABS
ABS RMBS	—	(5)	(6)	3	54
Other CDO	(3)	(130)	—	2	2
Total	$(13)	$(145)	$(14)	$103	$107

Securities included in our illiquid portfolios with a fair value less than 70% of amortized cost as of March 31, 2009 are shown in the following table.

($ in millions)	Fair value	Unrealized gain/(loss)
MBS
Prime	$76	$(71)
Alt-A	104	(106)

CMBS	719	(1,685)

ABS
ABS RMBS	626	(868)
Other CDO	355	(1,058)
Total	$1,880	$(3,788)

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance of the underlying collateral.  In the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures, which could be other than temporary, the unrealized losses should reverse over the remaining lives of the securities.

The cash flows of the underlying mortgages or collateral for MBS, CMBS and ABS are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure which would originally qualify for a rating of Aaa is referred to as the “Aaa class” and typically has priority in receiving the principal repayments on the underlying mortgages.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings including other “junior” or “subordinate” Aaa securities.  For certain senior Aaa classes of CMBS, the losses may be shared pro-rata.  The underlying mortgages have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)), or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

MBS totaled $2.76 billion, with 96.0% rated investment grade, at March 31, 2009.  The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.  The credit risk associated with our MBS is mitigated due to the fact that 72.0% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies.

Prime are collateralized by residential mortgage loans issued to prime borrowers.  The following table shows our Prime portfolio as of March 31, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year
Capital structure classification (1)	2007	2006	2005	Pre-2005	Fair value	Amortized cost (2)	Unrealized gain/(loss)

Aaa – Fixed rate	$69	$23	$76	$256	$424	$519	$(95)
Aaa – Hybrid	—	—	41	29	70	110	(40)
Aa – Fixed rate	—	—	—	7	7	8	(1)
Total	$69	$23	$117	$292	$501	$637	$(136)

(1) Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

Alt-A can be issued by trusts backed by pools of residential mortgages with either fixed or variable interest rates.  The mortgage pools can include residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of March 31, 2009, $239 million of the Alt-A were fixed rate and $32 million were variable rate.

The following table shows our Alt-A portfolio at March 31, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year
Capital structure classification (1)	2007	2006	2005	Pre- 2005	Fair value	Amortized cost (2)	Unrealized gain/(loss)
Aaa — Fixed rate	$26	$16	$66	$123	$231	$338	$(107)
Aaa — Hybrid	—	13	6	5	24	47	(23)
Aaa — Option adjustable rate mortgage	—	—	—	—	—	2	(2)
Aa — Fixed rate	—	5	3	—	8	8	—
Aa — Option adjustable rate mortgage	—	—	1	7	8	12	(4)
Total	$26	$34	$76	$135	$271	$407	$(136)

(1) Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

CMBS totaled $3.53 billion, with 99.3% rated investment grade, at March 31, 2009.  The CMBS portfolio is subject to credit risk, but unlike other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Of the CMBS investments, 94.0% are traditional conduit transactions collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as large loan pools and single borrower transactions.

The following table shows our CMBS portfolio, excluding commercial real estate collateralized debt obligations (“CRE CDO”), at March 31, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)
Capital structure classification (1)	Par value	Amortized cost (2)	Fair value	Unrealized gain/(loss)
Aaa
2007:
Super senior (3)	$373	$369	$260	$(109)
Mezzanine senior (4)	129	122	53	(69)
Subordinated senior (5)	532	501	129	(372)
Other (6)	96	99	31	(68)
Subtotal	1,130	1,091	473	(618)
2006:
Super senior (3)	78	77	59	(18)
Mezzanine senior (4)	81	77	38	(39)
Subordinated senior (5)	314	301	78	(223)
Other (6)	77	78	42	(36)
Subtotal	550	533	217	(316)
2005:
Super senior (3)	282	285	241	(44)
Mezzanine senior (4)	22	22	11	(11)
Subordinated senior (5)	108	114	47	(67)
Other (6)	118	118	75	(43)
Subtotal	530	539	374	(165)
Pre-2005 (7):	2,019	2,044	1,843	(201)
Aaa total	4,229	4,207	2,907	(1,300)

Aa	1,086	1,148	467	(681)
A	338	206	154	(52)
Baa	30	3	3	—
Total CMBS	$5,683	$5,564	$3,531	$(2,033)

(1)	Capital structure classification reflects original ratings which may not be consistent with current ratings due to upgrades and downgrades.

(2)	Amortized cost includes other-than-temporary impairment charges, as applicable.

(3)	Most senior of the Aaa rated tranches, typically has a high level of credit enhancement of approximately 30%, meaning actual losses in the deal have to reach 30% before incurring a first dollar loss.

(4)	Middle Aaa rated tranche, typically having credit enhancement of approximately 20%, are subordinate only to the Super senior bonds.

(5)

Lowest Aaa rated tranche, typically with credit enhancement in the low teens. This bond is subordinate to the Super senior and Mezzanine senior tranches, but still senior to all tranches rated below Aaa.

(6)	Includes Aaa bonds that were originated in 2005 through 2007 that do not fall into the categories above. These are non-traditional CMBS bonds that did not have a Aaa Senior-type breakdown.

(7)

Prior to 2005, the Aaa bonds in a transaction were generally not divided into Super senior, Mezzanine senior, or Subordinated senior (with the exception of a few deals structured very late in 2004); therefore all 2004 and prior Aaa-rated securities are grouped into this category.

The unrealized net capital loss of $2.03 billion at March 31, 2009 on our CMBS portfolio was a result of widening of credit spreads due to deteriorating macro economic conditions and continued credit market deterioration.  Credit spread widening since the time of initial purchase occurred in all rating classes but was particularly evident in our subordinated senior Aaa and lower rated securities.  These holdings accounted for $1.54 billion, or 75.8%, of the unrealized net capital loss.  Our analysis suggests that the vast majority of our CMBS portfolio is well insulated from a severe rise in commercial mortgage default rates.

ABS totaled $2.13 billion, with 81.5% rated investment grade, at March 31, 2009.  Credit risk is managed by monitoring the performance of the collateral.  In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance.  A portion of the ABS portfolio is also subject to interest rate risk since ultimate realized yields are affected by the rate of prepayment of the underlying assets.

ABS RMBS includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  $763 million or 75.5% of the ABS RMBS portfolio consisted of securities that were issued during 2005, 2006 and 2007.  At March 31, 2009, 13.1% of securities issued during 2005, 2006 and 2007 were rated Aaa, 25.6% rated Aa, 9.5% rated A, 12.2% rated Baa and 39.6% rated Ba or lower.

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral at March 31, 2009.

($ in millions)	Fair value	Percent to total investments
First lien:
Fixed rate (1)	$311	0.5%
Variable rate (1)	540	0.9
Total first lien (2)	851	1.4
Second lien:
Insured	120	0.2
Other	43	0.1
Total second lien (3)	163	0.3
Total ABS RMBS	$1,014	1.7%

(1)	Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2)	The credit ratings of the first lien ABS RMBS were 15.0% Aaa, 37.9% Aa, 11.5% A, 10.3% Baa and 25.3% Ba or lower at March 31, 2009.

(3)	The credit ratings of the second lien ABS RMBS were 13.5% Aaa, 5.5% Aa, 2.5% A, 18.4% Baa and 60.1% Ba or lower at March 31, 2009.

The following table includes first lien non-insured ABS RMBS by vintage year and the interest rate characteristics of the underlying mortgage product.

	Fair value
($ in millions)	Variable rate	Fixed rate	Total	Amortized cost (1)	Unrealized gain/(loss)
2007	$59	$123	$182	$413	$(231)
2006	162	80	242	365	(123)
2005	133	30	163	312	(149)
Pre-2005	165	31	196	309	(113)
Total	$519	$264	$783	$1,399	$(616)

(1) Amortized cost includes other-than-temporary impairment charges, as applicable.

We also own $39 million of second lien ABS RMBS non-insured securities, representing 60.0% of amortized cost; $11 million, or 28.2%, of this portfolio are 2006 and 2007 vintage years.  Together with the first lien non-insured ABS RMBS in the table above, this comprises our $822 million of non-insured ABS RMBS.

At March 31, 2009, $188 million or 18.6% of the total ABS RMBS securities are insured by four bond insurers and 46.8% of these insured securities were rated investment grade.  The following table shows our insured ABS RMBS portfolio at March 31, 2009 by vintage year for the first lien and second lien collateral.

	Vintage year				Fair	Amortized	Unrealized
($ in millions)	2007	2006	2005	Pre-2005	value	cost (1)	gain/(loss)
First lien	$24	$7	$29	$8	$68	$111	$(43)
Second lien	54	43	3	20	120	381	(261)
Total insured ABS RMBS (2)	$78	$50	$32	$28	$188	$492	$(304)

(1) Amortized cost includes other-than-temporary impairment charges, as applicable.

(2) The evaluation for other-than-temporary impairment through our portfolio monitoring process considers the current claims paying resources of the individual bond insurers.

Other CDO totaled $607 million, with 81.0% rated investment grade, at March 31, 2009.  Other CDO consist primarily of obligations secured by high yield and investment grade corporate credits including cash flow CLO, synthetic CDO, trust preferred CDO, market value CDO, project finance CDO, CDO squared, collateralized bond obligations and other CLO.

The following table presents realized and unrealized capital gains and losses on our other CDO portfolio for the three months ended March 31, 2009.

	Realized capital gains and losses (1)
($ in millions)	Sales	Impairment write-downs	Unrealized gain/(loss)
Other CDO
Cash flow CLO	$—	$(28)	$(751)
Synthetic CDO	(4)	—	(161)
Trust preferred CDO	—	(17)	(88)
Market value CDO	1	(11)	(60)
Project finance CDO	—	—	(37)
CDO squared	—	(74)	—
Collateralized bond obligations	—	—	(6)
Other CLO	—	—	—
Total	$(3)	$(130)	$(1,103)

(1) During the first quarter of 2009, there were no change in intent write-downs.

Cash flow CLO are structures where the underlying assets are primarily comprised of below investment grade senior secured corporate loans.  The collateral is actively managed by external managers that monitor the collateral performance.  The underlying investments are well diversified across industries and among issuers. A transaction will typically issue notes with various capital structure class (i.e. Aaa, Aa, A, etc.) as well as equity-like tranches.  In general, these securities are structured with overcollaterization (“OC”) ratios and performance is impacted by downgrades, defaults and recoveries of the underlying assets within the structures.  Downgrades of underlying assets, along with increased defaults reduce OC ratios over time.  A violation of the senior OC test, usually at the Aaa level, could result in an event of default of the structure.  This would give the controlling class certain rights which could include diverting cash flows or liquidating the underlying portfolio to pay off the senior liabilities.  The following table shows our cash flow CLO portfolio at March 31, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year
Capital structure classification (1)	2008	2007	2006	2005	Pre-2005	Fair value	Amortized cost (2)	Unrealized gain/(loss)
Aaa	$—	$—	$54	$53	$134	$241	$349	$(108)
Aa	2	31	37	5	8	83	296	(213)
A	—	12	10	9	13	44	454	(410)
Baa	—	—	4	2	26	32	52	(20)
Ba or below	—	1	—	—	—	1	1	—
Total	$2	$44	$105	$69	$181	$401	$1,152	$(751)

(1) Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

Synthetic CDO primarily consist of a portfolio of corporate credit default swaps (“CDS”) which are collateralized by Aaa rated LIBOR-based securities (i.e. “fully funded” synthetic CDO).  Our synthetic CDO collateral primarily is actively managed by an external manager monitoring the CDS selection and performance.  The following table shows our synthetic CDO at March 31, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)
Capital structure	Vintage year		Fair	Amortized	Unrealized
classification (1)	2007	2006	value	cost (2)	gain/(loss)
Aaa	$14	$—	$14	$85	$(71)
Aa	1	16	17	107	(90)
Total	$15	$16	$31	$192	$(161)

(1)	Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2)	Amortized cost includes other-than-temporary impairment charges, as applicable.

Mortgage loans    Our mortgage loan portfolio was $9.50 billion at March 31, 2009 and comprised primarily loans secured by first mortgages on developed commercial real estate.  Geographical and property type diversification are key considerations used to manage our exposure.  The portfolio is diversified across several property types.  Our exposure to any metropolitan area is also highly diversified, with the largest exposure not exceeding 9% of the portfolio.  The average debt service coverage ratio represents the amount of cash flows from the property available by the borrower to meet its principal and interest payment obligations.  The average debt service coverage ratio of the portfolio as of March 31, 2009 was 1.8, and only 4.0% of the mortgage loan portfolio had a debt service coverage ratio under 1.0.

In the first quarter of 2009, $153 million of commercial mortgage loans were contractually due.  Of these, 32% were paid as due, 28% were extended generally for less than one year and 40% are in the process of refinancing or restructuring negotiations.  In addition, $268 million that were not contractually due in the first quarter of 2009 were paid in full.  We currently have $23 million of loans in the process of foreclosure and we are aggressively pursing workout solutions for these loans, which includes refinancing, extensions and sales.

The net carrying value of impaired loans at March 31, 2009 and December 31, 2008 was $314 million and $159 million, respectively.  We recognized $28 million of realized capital losses related to valuation allowances on mortgage loans for the quarter ended March 31, 2009.  Total valuation allowances of $31 million were held at March 31, 2009.  Realized capital losses due to changes in intent to hold mortgage loans to maturity totaled $6 million for the quarter ended March 31, 2009.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of metrics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of March 31, 2009.

($ in millions)	Private equity/ debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting (“Cost”)	$365	$141	$—	$506
Equity method of accounting (“EMA”)	317	179	55	551
Total	$682	$320	$55	$1,057

Number of sponsors	70	30	1
Number of individual funds	109	57	2
Largest exposure to single fund	$22	$26	$35

Our aggregate limited partnership exposure represented 1.8% and 2.0% of total invested assets as of March 31, 2009 and December 31, 2008, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification.

	Three months ended March 31,
	2009				2008
			Total	Impairment			Total	Impairment
	Cost	EMA (1)	income	write-downs (2)	Cost	EMA (1)	income	write-downs (2)
Private equity/ debt funds	$2	$(33)	$(31)	$(37)	$8	$14	$22	$(3)
Real estate funds	—	(43)	(43)	(57)	1	3	4	—
Hedge funds	—	(1)	(1)	—	—	(2)	(2)	—
Total	$2	$(77)	$(75)	$(94)	$9	$15	$24	$(3)

(1)

Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

(2)

Impairment write-downs related to cost limited partnerships (“cost LP”) were $89 million and $3 million in the first quarter of 2009 and 2008, respectively. Impairment write-downs related to EMA LP were $5 million in the first quarter of 2009. There were no impairment write-downs on EMA LP in the first quarter of 2008.

Loss from limited partnership interests, excluding impairment write-downs, was $75 million for the first quarter of 2009 versus income of $24 million for the first quarter of 2008.  The loss from limited partnership interests in the first quarter of 2009 compared to income in the first quarter of 2008 is primarily related to losses from partnerships accounted for under the equity method of accounting resulting from reduced valuations on the net asset value of the partnerships.  Income on EMA LP is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay as of March 31, 2009.  Limited partnership interests accounted for under the cost method of accounting recognize income only upon cash distributions by the partnership.

To determine if an other-than-temporary impairment has occurred related to a cost LP, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuation of partnership holdings or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.

CDS are utilized for both buying and selling credit protection against a specified credit event.  As of March 31, 2009, the notional amount and fair value of our buying protection CDS were $992 million and $57 million, respectively.  For further details on our selling protection CDS balances, see Note 5 of the condensed consolidated financial statements.

Unrealized net capital losses totaled $7.46 billion as of March 31, 2009, compared to unrealized net capital losses of $6.70 billion as of December 31, 2008 as a result of widening credit spreads on certain fixed income securities, increasing risk-free interest rates and realized capital gains through sales, partially offset by realized capital losses on impairment or change in intent write-downs.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in millions)	March 31, 2009	December 31, 2008
U.S. government and agencies	$459	$895
Municipal	(600)	(668)
Corporate	(3,233)	(3,147)
Foreign government	348	448
MBS	(197)	(204)
CMBS	(2,033)	(1,982)
ABS	(2,203)	(2,026)
Redeemable preferred stock	(7)	(6)
Fixed income securities	(7,466)	(6,690)
Equity securities	(17)	(24)
Short-term investments	2	3
Derivatives	20	14
Unrealized net gains and losses, pre-tax	(7,461)	(6,697)
Amounts recognized for:
Insurance reserves (1)	—	(378)
DAC and DSI (2)	3,778	3,493
Amounts recognized	3,778	3,115

Deferred income taxes	1,283	1,245
Unrealized net capital gains and losses, after-tax	$(2,400)	$(2,337)

(1)

The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. Although we evaluate premium deficiencies on the combined performance of our life insurance and immediate annuities with life contingencies, the adjustment primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies. The insurance reserves adjustment changed to zero as of March 31, 2009 due to the applicable product portfolios now being in an aggregate net unrealized loss position. The change in the unrealized balance resulted from realizing prior unrealized gains upon the sale of certain securities issued or guaranteed by the U.S. government in the first quarter of 2009.

(2)

The DAC and DSI adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized. Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.

The net unrealized loss for the fixed income portfolio totaled $7.47 billion, comprised of $1.33 billion of gross unrealized gains and $8.80 billion of gross unrealized losses at March 31, 2009.  This is compared to a net unrealized loss for the fixed income portfolio totaling $6.69 billion, comprised of $1.92 billion of gross unrealized gains and $8.61 billion of gross unrealized losses at December 31, 2008.

Gross unrealized gains and losses as of March 31, 2009 on fixed income securities by type and sector are provided in the table below.

						Amortized
						cost as a	Fair value
	Par	Amortized	Gross unrealized		Fair	percent of	as a percent
($ in millions)	value (1)	cost	Gains	Losses	value	par value	of par value
Corporate:
Banking	$4,034	$3,776	$26	$(1,234)	$2,568	93.6%	63.7%
Financial services	3,046	2,782	15	(531)	2,266	91.3	74.4
Utilities	4,879	4,875	128	(343)	4,660	99.9	95.5
Consumer goods (cyclical and non-cyclical)	4,149	4,118	48	(337)	3,829	99.3	92.3
Other	1,561	1,343	17	(255)	1,105	86.0	70.8
Capital goods	2,792	2,773	45	(254)	2,564	99.3	91.8
Basic industry	1,429	1,435	10	(165)	1,280	100.4	89.6
Transportation	1,497	1,512	21	(162)	1,371	101.0	91.6
Energy	1,425	1,433	16	(124)	1,325	100.6	93.0
Communications	1,526	1,498	20	(124)	1,394	98.2	91.3
Technology	691	696	6	(59)	643	100.7	93.1
FDIC guaranteed	688	691	3	—	694	100.4	100.9
Total corporate fixed income portfolio	27,717	26,932	355	(3,588)	23,699	97.2	85.5

ABS	5,396	4,335	5	(2,208)	2,132	80.3	39.5
CMBS	5,742	5,567	15	(2,048)	3,534	97.0	61.5
Municipal	8,107	3,984	32	(632)	3,384	49.1	41.7
MBS	3,044	2,953	80	(277)	2,756	97.0	90.5
Foreign government	2,242	1,458	389	(41)	1,806	65.0	80.6
Redeemable preferred stock	15	16	—	(7)	9	106.7	60.0
U.S. government and agencies	3,496	2,522	459	—	2,981	72.1	85.3
Total fixed income securities	$55,759	$47,767	$1,335	$(8,801)	$40,301	85.7	72.3

 (1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $1.02 billion, $5.46 billion, $1.68 billion and $2.56 billion, respectively.

The banking, financial services, utilities and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at March 31, 2009.  The gross unrealized losses in these sectors were generally the result of widening credit spreads since the time of initial purchase.  As of March 31, 2009, $3.01 billion or 83.8% of the gross unrealized losses in the corporate fixed income portfolio and $4.20 billion or 80.6% of the gross unrealized losses in the remaining fixed income securities related to securities rated investment grade.

For fixed income securities, 70.6% of the gross unrealized losses at March 31, 2009 were from $4.29 billion of securities with a fair value below 70% of amortized cost, or 10.6% of our fixed income portfolio.  The percentage of fair value to amortized cost for fixed income securities with gross unrealized losses at March 31, 2009 are shown in the following table.

($ in millions)	Par value (1)	Amortized cost	Unrealized gain/(loss)	Fair value (3)	Percent to total fixed income securities
> 80% of amortized cost	$19,488	$18,761	$(1,544)	$17,217	42.7%
70% to 80% of amortized cost	4,412	4,245	(1,040)	3,205	8.0
< 70% of amortized cost (2)	15,265	10,503	(6,217)	4,286	10.6
Gross unrealized losses on fixed income securities	39,165	33,509	(8,801)	24,708	61.3
Gross unrealized gains on fixed income securities	16,594	14,258	1,335	15,593	38.7
Net unrealized gains and losses on fixed income securities	$55,759	$47,767	$(7,466)	$40,301	100.0%

(1) Included in par value are $5.46 billion of zero-coupon securities as of March 31, 2009 that are generally purchased at a deep discount to the par value that is received at maturity.

(2)  Illiquid portfolios represent $3.79 billion of net unrealized losses and $1.88 billion of fair value as of March 31, 2009.

(3)  Illiquid portfolios represent $4.36 billion of net unrealized losses and $5.93 billion of fair value as of March 31, 2009.

The following table presents gross unrealized losses by type of fixed income security with a fair value below 70% of amortized cost at March 31, 2009.

($ in millions)	Fair value	Gross unrealized losses
Corporate	2,006	(2,006)
ABS	1,058	(2,004)
CMBS	719	(1,685)
Municipal	311	(337)
MBS	180	(176)
Redeemable preferred stock	9	(7)
Foreign government	3	(2)
Total fixed income securities	$4,286	$(6,217)

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities.  As of March 31, 2009, we have the intent and ability to hold these securities to recovery.  Our ability to hold to recovery is substantially enhanced by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations.  During the first quarter of 2009, our fixed income securities portfolio provided approximately $1.34 billion in principal and interest cash flows, of which substantially all have been received in accordance with the contractual terms.

The net unrealized loss for the equity portfolio totaled $17 million as March 31, 2009 and was entirely comprised of unrealized losses. This is compared to a net unrealized loss for the equity portfolio totaling $24 million, comprised of $1 million of unrealized gains and $25 million of unrealized losses at December 31, 2008.  Within the equity portfolio, the losses were primarily concentrated in the banking, financial services, real estate and consumer goods sectors.  The unrealized losses in these sectors were company and sector specific.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities and cost for equity securities, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at March 31, 2009 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

	March 31, 2009				December 31, 2008
	Fixed income				Fixed income
($ in millions, except number of issues)	Investment grade	Below investment grade	Equity	Total	Investment grade	Below investment grade	Equity	Total

Category (I): Unrealized loss less than 20% of cost (1)
Number of issues	1,646	141	6	1,793	1,933	113	4	2,050
Fair value	$16,418	$771	$21	$17,210	$18,433	$622	$31	$19,086
Unrealized	$(1,442)	$(96)	$(4)	$(1,542)	$(1,627)	$(82)	$(3)	$(1,712)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1)
Number of issues	734	181	4	919	853	183	35	1,071
Fair value	$5,536	$823	$22	$6,381	$6,346	$802	$24	$7,172
Unrealized	$(3,659)	$(636)	$(11)	$(4,306)	$(4,442)	$(553)	$(22)	$(5,017)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months (1)
Number of issues	172	41	2	215	193	19	—	212
Fair value	$676	$158	$1	$835	$783	$79	$—	$862
Unrealized	$(1,281)	$(373)	$(2)	$(1,656)	$(1,579)	$(139)	$—	$(1,718)

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months (1)
Number of issues	101	41	—	142	33	4	—	37
Fair value	$227	$99	$—	$326	$66	$7	$—	$73
Unrealized	$(828)	$(486)	$—	$(1,314)	$(176)	$(13)	$—	$(189)

Total number of issues	2,653	404	12	3,069	3,012	319	39	3,370
Total fair value (2)	$22,857	$1,851	$44	$24,752	$25,628	$1,510	$55	$27,193
Total unrealized losses	$(7,210)	$(1,591)	$(17)	$(8,818)	$(7,824)	$(787)	$(25)	$(8,636)

(1)         For fixed income securities, cost represents amortized cost.

(2)        At March 31, 2009, 92.5% of the fixed income securities portfolio was rated investment grade compared to 94.4% at December 31, 2008.

The largest individual unrealized loss was $11million for category (I), $65 million for category (II), $32 million for category (III), and $40 million for category (IV) as of March 31, 2009.

Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market’s evaluation of certain sectors.  The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.

Categories (III) and (IV) have historically been adversely affected by industry and issue specific, or issuer specific conditions.  All of the securities in these categories are monitored for other-than-temporary impairment.

At March 31, 2009, Category (III) for fixed income was comprised primarily of $247 million of corporate bonds, $223 million of ABS RMBS, $159 million of CMBS, $67 million of cash flow CLO and $36 million of trust preferred CDO, for a total of $732 million with unrealized losses of $329 million, $547 million, $315 million, $252 million and $74 million, respectively, for a total of $1.52 billion of unrealized losses.  No other security type individually represents more than $24 million of fair value within this category.

At March 31, 2009, Category (IV) for below investment grade fixed income securities was comprised primarily of $47 million of ABS RMBS, $17 million of cash flow CLO, $15 million of corporate bonds and $10 million of Alt-A for a total of $89 million with unrealized losses of $167 million, $189 million, $38 million and $15 million, respectively, for a total of $409 million of unrealized losses.  No other security type individually represents more than $10 million of fair value within this category.

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate.  As of March 31, 2009, no securities met these criteria.

We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan.  Restructured fixed income and bank loan investments have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest according to the original terms, which causes us to believe these investments may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments.

	March 31, 2009
($ in millions)	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$67	$53	79.1%	$49	73.1%	0.1%
Problem	1,001	187	18.7	176	17.6	0.4
Potential problem	1,455	726	49.9	432	29.7	1.1
Total net carrying value	$2,523	$966	38.3	$657	26.0	1.6
Cumulative write- downs recognized (2)		$1,309

	December 31, 2008
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$71	$57	80.3%	$57	80.3%	0.1%
Problem	837	188	22.5	147	17.6	0.3
Potential problem	1,194	432	36.2	297	24.9	0.7
Total net carrying value	$2,102	$677	32.2	$501	23.8	1.1
Cumulative write- downs recognized (2)		$1,294

(1)         The difference between par value and amortized cost of $1.56 billion at March 31, 2009 and $1.43 billion at December 31, 2008 is primarily attributable to write-downs.  Par value has been reduced by principal payments.

(2)         Cumulative write-downs recognized only reflects impairment write-downs related to investments within the problem, potential problem and restructured categories.

At March 31, 2009, amortized cost for the problem category was $187 million and was comprised of $119 million of corporates (primarily privately placed) and $38 million of bank loans.  Also included were $15 million of other CDO, $12 million of ABS RMBS, $2 million of other ABS and $1 million of Alt-A.  The decrease of $1 million over December 31, 2008 is attributable to the sale of corporates, partially offset by the addition of fixed income and bank loan holdings that either are in default with respect to principal or interest and/or are investments issued by companies that went into bankruptcy during the period.  The amortized cost of problem investments with a fair value less than 70% of amortized cost totaled $28 million, with unrealized losses of $16 million and fair value of $12 million.

At March 31, 2009, amortized cost for the potential problem category was $726 million and was comprised of $75 million of Alt-A, $186 million of other CDO, $61 million of ABS RMBS, $18 million of other ABS and $7 million of CMBS.  Also included were $288 million of corporates (primarily privately placed), $28 million of municipal bonds, $14 million of foreign government holdings and $49 million of bank loans.  The increase over December 31, 2008 is primarily attributable to the additions of corporates (primarily privately placed), bank loans and other CDO.  The amortized cost of potential problem investments with a fair value less than 70% of amortized cost totaled $426 million, with unrealized losses of $279 million and fair value of $147 million.

We evaluated each of these investments through our portfolio monitoring process at March 31, 2009 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.

Net Investment Income The following table presents net investment income.

	Three months ended March 31,
($ in millions)	2009	2008
Fixed income securities	$681	$826
Mortgage loans	134	146
Equity securities	1	1
Limited partnership interests	2	24
Short-term	7	16
Other	(6)	20
Investment income, before expense	819	1,033
Investment expense	(22)	(41)
Net investment income (1)	$797	$992

(1)    Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses.  EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.  The amount of EMA LP income included in net investment income was $15 million in the first quarter of 2008.

Net investment income decreased 19.7% or $195 million to $797 million in the first quarter of 2009 compared to $992 million in the same period of 2008.  This decline was primarily due to lower investment yields on floating rate securities, increased short-term balances reflecting liquidity management activities, lower investment balances and lower income from limited partnership interests.

During the first quarter of 2009, our fixed income portfolio continued to generate significant cash flows from maturities, principal and interest receipts totaling $1.34 billion which was consistent with amounts due.  These cash flows will be available to take advantage of market opportunities and manage liabilities.

Total investment expenses decreased $19 million in the first quarter of 2009 compared to the first quarter of 2008.  The decrease was primarily due to lower expenses associated with a lower amount of collateral received in connection with securities lending transactions.  The average amount of collateral held in connection with securities lending was $296 million in the first quarter of 2009 compared to approximately $2.10 billion in the first quarter of 2008, as a result of actions to reduce our securities lending balances.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three months ended March 31,
($ in millions)	2009	2008
Sales (1)	$358	$(43)
Impairment write-downs (2)	(352)	(204)
Change in intent write-downs (1) (3)	(32)	(24)
Valuation of derivative instruments	83	(202)
Settlements of derivative instruments	(18)	45
EMA LP income (4)	(77)	—
Realized capital gains and losses, pre-tax	(38)	(428)
Income tax (expense) benefit (5)	(129)	150
Realized capital gains and losses, after-tax	$(167)	$(278)

(1)    To conform to the current period presentation, certain amounts in the prior period have been reclassified.

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

(5)    Income tax expense for the first quarter of 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on realized capital losses.  For a further discussion of changes in this valuation allowance, see the Deferred Taxes section of the MD&A.

Sales generated $358 million of net realized gains for the three months ended March 31, 2009 and were primarily due to $277 million of gains on sales of governmental securities.

Impairment write-downs are presented in the following table.

	Three months ended March 31,
($ in millions)	2009	2008
Fixed income securities	$(189)	$(197)
Mortgage loans	(28)	—
Equity securities	(19)	(1)
Limited partnership interests	(94)	(3)
Other investments	(22)	(3)
Total impairment write-downs	$(352)	$(204)

$93 million or 49.2% of the fixed income security write-downs for the three months ended March 31, 2009 related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  As of March 31, 2009, there have been no defaults or defaults impacting classes lower in the capital structure.  $36 million of the fixed income security write-downs for the three months ended March 31, 2009 related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.  $60 million related to securities for which future cash flows are very uncertain.  Equity securities were written down primarily due to the length of time and extent fair value was below cost, considering our assessment of the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends.  Limited partnership impairment write-downs related primarily to cost LP which experienced significant declines in portfolio valuations and we could not assert the recovery period would be temporary.

Impairment write-downs on these investments are presented in the following table.  Notwithstanding our intent and ability to hold these securities with impairment write-downs, we concluded that we could not reasonably assert that the recovery period would be temporary.

($ in millions)	Three months ended March 31, 2009
Performing in accordance with anticipated or contractual cash flows
Alt–A
No defaults in underlying collateral	$(7)
Defaults lower in capital structure	(1)
(8)
CMBS	(2)
CLO	(59)
Foreign government bonds	(17)
Corporate
Consumer discretionary	(7)
Subtotal	(7)
Subtotal performing in accordance with anticipated or actual cash flows (1)	(93)

Departure from anticipated or contractual cash flows
Future cash flows expected —
ABS RMBS	(4)
ABS other	(1)
CLO	(11)
Corporate
Entertainment	(20)
Subtotal expected future cash flows (2)	(36)
Future cash flows very uncertain -
CLO	(60)
Subtotal very uncertain future cash flows	(60)
Total fixed income securities (3)	$(189)
Total commercial mortgage write-downs	$(28)
Total equity securities	$(19)
Total limited partnership interests	$(94)
Total other investments	$(22)

(1)     Written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  As of March 31, 2009, for the securities with direct interest in the lender, there have been no defaults.  For securities supported by collateral, there have been no defaults or defaults that have occurred in classes lower in the capital structure.

(2)      Experienced a significant departure from anticipated residual cash flows.  While these fixed income security write-downs were valued at a significant discount to cost, we believe these securities retain economic value.

(3)      Impairment write-downs on our illiquid portfolios were $145 million for the three months ended March 31, 2009.

Change in intent write-downs totaling $32 million for the three months ended March 31, 2009 included $20 million for fixed income securities, $6 million for equity securities and $6 million for mortgage loans compared to $22 million for fixed income securities, $1 million for equity securities and $1 million for mortgage loans for the same period of the prior year.  The change in intent write-downs in the first quarter of 2009 were a result of our risk mitigation and return optimization programs and ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified securities.

Investments for which we had changed our intent to hold to recovery totaled $403 million and $774 million as of March 31, 2009 and December 31, 2008, respectively.  The primary drivers of the change were as follows:

•                 $22 million in additions of individually identified fixed income securities as a result of ongoing reviews of our portfolios.

•                 We sold approximately $134 million, recognizing net capital gains of $2 million.  The sales included approximately $40 million from risk mitigation and return optimization programs which recognized $12 million in net realized capital losses.

•                 We re-designated approximately $197 million of investments to intent to hold to recovery due to our inability to dispose of them for values equal to or greater than our view of their intrinsic value.  Of these assets $37 million were related to risk mitigation and return optimization programs and $160 million were related to individual identification.

•                 Valuation adjustments and other charges, including change in intent write-downs totaled $64 million.

Valuation and settlement of derivative instruments net realized capital gains totaling $65 million for the three months ended March 31, 2009 included $83 million of gains on the valuation of derivative instruments and $18 million of losses on the settlement of derivative instruments.  For the three months ended March 31, 2008, net realized capital losses on the valuation and settlement of derivative instruments totaled $157 million.

At March 31, 2009, our securities with embedded options totaled $833 million and decreased in fair value from December 31, 2008 by $139 million, comprised of realized capital losses on valuation of $23 million, net sales activity of $78 million, and unrealized net capital losses reported in other comprehensive income (“OCI”) of $38 million for the host securities.  Net unrealized capital losses were further increased by $1 million due to amortization and impairment write-downs on the host securities.  The change in fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in value of the host securities is reported in OCI.  Total amortized cost exceeded total fair value by $40 million at March 31, 2009.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity unless the issuer of the note defaults.  Total par value exceeded fair value by $253 million at March 31, 2009.

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

	Three months ended March 31,
	2009			2008	2009 Explanations
($ in millions)	Valuation	Settlements	Total	Total
Risk Reduction
Duration gap management	$82	$(8)	$74	$(38)

Interest rate caps, floors and swaps are used to balance interest-rate sensitivities of assets and liabilities. The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration. The contracts can be terminated and settled at anytime with a minimal additional cost. The loss on caps and floors would be limited to the amount of unrecognized premium of $3 million. The change in valuation reflects the changing value of expected futures settlements from changing interest rates, which may vary over the period of the contracts. The 2009 YTD gains, resulting from increasing interest rates, are offset in net unrealized capital gains and losses in OCI to the extent it relates to changes in risk-free rates.

Anticipatory hedging	(5)	(11)	(16)	37

Futures are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments unrealized loss in OCI. The 2009 YTD losses reflect increases in risk—free interest rates on a net long position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	(2)	—	(2)	(10)

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to decreases in volatility.

Hedging unrealized gains on equity indexed notes	—	3	3	—

Hedge ineffectiveness	(1)	—	(1)	(16)	The hedge ineffectiveness of $(1) million includes $22 million in realized capital losses on swaps that were offset by $21 million in realized capital gains on the hedged risk.

Foreign currency contracts	—	1	1	(3)

Credit risk reduction	39	(4)	35	—	Valuation gain is the result of widening credit spreads on referenced credit entities.

Other	—	—	—	(1)
Total Risk reduction	$113	$(19)	$94	$(31)

Income generation
Asset replication — credit exposure	$(7)	$1	$(6)	$(15)

The 2009 YTD changes in valuation are due to the widening credit spreads on referenced credit entities, and would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs. As of March 31, 2009, we had $546 million of notional outstanding. For a further discussion on CDS, see Note 5 of the condensed consolidated financial statements and the CDS section of the Investment section of the MD&A.

Accounting
Equity indexed notes	$(26)	$—	$(26)	$(86)

Equity—indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon sale or maturity. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $219 million at March 31, 2009. Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the March 31, 2009 and December 31, 2008 holdings, respectively.

($ in millions)	March 31, 2009	Change in fair value	Change due to net sale activity	December 31, 2008
Par value	$725	$—	$(75)	$800
Amortized cost of host contract	$460	$5	$(31)	$486
Fair value of equity—indexed call option	87	(26)	(19)	132
Total amortized cost	$547	$(21)	$(50)	$618
Total Fair value	$506	$(66)	$(61)	$633
Unrealized gain/(loss)	$(41)	$(45)	$(11)	$15

	Three months ended March 31,
	2009			2008	2009 Explanations
($ in millions)	Valuation	Settlements	Total	Total
Conversion options in fixed income securities	3	—	3	(25)

Convertible bonds are fixed income securities that contain embedded options. Changes in valuation of the embedded option are reported in realized capital gains and losses. The results generally track the performance of underlying equities. Valuation gains and losses are converted into cash upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $34 million at March 31, 2009. Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. As a result of this process, three issues were written-down during the first quarter of 2009. The following table compares the March 31, 2009 and December 31, 2008 holdings, respectively.

($ in millions)	March 31, 2009	Change in fair value	Change due to net sale Activity	December 31, 2008
Par value	$361	$—	$(17)	$378
Amortized cost of host contract	$234	$(4)	$(9)	$247
Fair value of conversion option	92	3	(1)	90
Total amortized cost	$326	$(1)	$(10)	$337
Total Fair value	$327	$5	$(17)	$339
Unrealized gain/(loss)	$1	$6	$(7)	$2

Total accounting	$(23)	$—	$(23)		$(111)

Total	$83	$(18)	$65	(1)	$(157)

(1) Does not include $4 million of derivative gains related to the termination of a fair value hedge which is included in sales and reported with the hedged risk.

Included in the table above are net realized capital gains on the valuation and settlement of derivative instruments related to credit spread risk hedging from our risk mitigation and return optimization programs totaling $30 million for the first quarter of 2009.

Fair Value of Assets and Liabilities

We employ independent third-party valuation service providers, broker quotes and internal pricing methods to determine fair values, which provide a single quote or price for each financial instrument.  We obtain or calculate only one quote or price per instrument.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For the majority of the Company’s financial assets, all significant inputs are based on market observable data and significant management judgment does not affect the periodic determination of fair value.  The determination of fair value using discounted cash flow models involves management judgment when significant model inputs are not based on market observable data.  However, where market observable data is available, it takes precedence, and as a result, no range of reasonably likely inputs exists, from which the basis of a sensitivity analysis could be constructed.

There are two situations where discounted cash flow models are used, each of which utilizes a significant input that is not market observable.  In the first situation, internal models use internally assigned credit ratings as inputs in the valuation of privately placed securities.  Our internal ratings are developed at a more finite level than NAIC ratings (e.g., an NAIC rating of 1 includes securities rated triple, double and single A by a nationally recognized statistical rating organization (“NRSRO”)).  We believe these internal ratings provide for a more reliable estimate of fair value since we can more precisely match these ratings to other market observable valuation inputs, such as credit and liquidity spreads, for performing these valuations.  The second situation where a discounted cash flow model utilizes a significant input that is not market observable relates to the determination of fair value for our ARS backed by student loans.  The assumption is the anticipated date liquidity will return to this market (i.e., when auction failures will cease).  Determination of this assumption allows for matching to market observable inputs when performing these valuations.

The following table displays the sensitivity of reasonably likely changes in these assumptions as of March 31, 2009.  The selection of these hypothetical scenarios should not be construed as an indication that it would be reasonably likely that all securities would be similarly affected or as our prediction of future events, but only as an illustration of the estimated potential proportional effect of alternative assumptions.

($ in millions)
Privately placed securities with internally assigned credit ratings	$7,610
Percentage change in fair value resulting from:
Increase in internal ratings one rating notch	2.2%
Decrease in internal ratings one rating notch	(4.4)%

ARS backed by student loans at fair value	$624
Percentage change in fair value resulting from:
Decrease in assumption by five months for the anticipated date liquidity will return to this market	1.6%
Increase in assumption by five months for the anticipated date liquidity will return to this market	(1.6)%

The following table provides additional details regarding Level 1, 2 and 3 assets and liabilities by their classification in the Condensed Consolidated Statement of Financial Position at March 31, 2009.  For further discussion of Level 1, 2 and 3 assets and liabilities, see Note 4 of the condensed consolidated financial statements.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting (1)	Balance as of March 31, 2009
Assets
Fixed income securities:
U.S. government and agencies	$701	$2,280	$—		$2,981
Municipal	—	2,751	9		2,760
Municipal - ARS	—	—	624		624
Corporate - public	—	11,480	417		11,897
Corporate privately placed securities	—	2,723	9,079		11,802
Foreign government	—	1,806	—		1,806
MBS	—	2,220	265		2,485
Alt-A	—	—	271		271
CMBS	—	2,815	719		3,534
ABS RMBS	—	—	1,014		1,014
Other CDO	—	—	607		607
ABS - Credit card, auto and student loans	—	62	116		178
Other ABS	—	—	333		333
Preferred stock	—	8	1		9
Total fixed income securities	701	26,145	13,455		40,301
Equity securities:
U.S equities	1	—	12		13
International equities	—	6	12		18
Other	—	28	2		30
Total equity securities	1	34	26		61
Short-term investments:
Commercial paper and other	—	4,371	—		4,371
Money market funds	231	—	—		231
Total short-term investments	231	4,371	—		4,602
Other investments:
Free-standing derivatives	—	482	11	$(323)	170
Total other investments	—	482	11	(323)	170
Separate account assets	7,375	—	—		7,375
Other assets	1	—	3		4
Total recurring basis assets	8,309	31,032	13,495	(323)	52,513
Non-recurring basis (2)	—	—	299		299
Total assets at fair value	$8,309	$31,032	$13,794	$(323)	$52,812
% of total assets at fair value	15.7%	58.8%	26.1%	(0.6)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(51)	$(291)		$(342)
Other liabilities:
Free-standing derivatives	(1)	(914)	(163)	$323	(755)
Total liabilities at fair value	$(1)	$(965)	$(454)	$323	$(1,097)
% of total financial liabilities at fair value	0.1%	88.0%	41.4%	(29.5)%	100.0%

(1) In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, we net all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At March 31, 2009, the right to reclaim cash collateral was offset by securities held, and there was no obligation to return collateral.

(2) Includes $171 million of mortgage loans, $118 million of limited partnership interests and $10 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table provides additional details regarding Level 1, 2 and 3 assets and liabilities by their classification as of December 31, 2008.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting (1)	Balance as of December 31, 2008
Assets
Fixed income securities:
U.S. government and agencies	$276	$3,411	$—		$3,687
Municipal	—	2,605	50		2,655
Municipal - ARS	—	—	653		653
Corporate - public	—	11,460	449		11,909
Corporate privately placed securities	—	2,942	9,418		12,360
Foreign government	—	2,100	—		2,100
MBS	—	2,162	242		2,404
Alt-A	—	—	315		315
CMBS	—	3,320	410		3,730
ABS RMBS	—	—	1,254		1,254
Other CDO	—	—	752		752
ABS - Credit card, auto and student loans	—	28	187		215
Other ABS	—	—	402		402
Preferred stock	—	9	1		10
Total fixed income securities	276	28,037	14,133		42,446
Equity securities:
U.S. equities	1	—	15		16
International equities	—	11	11		22
Other	—	43	1		44
Total equity securities	1	54	27		82
Short-term investments:
Commercial paper and other	—	3,516	—		3,516
Money market funds	342	—	—		342
Total short-term investments	342	3,516	—		3,858
Other investments:
Free-standing derivatives	—	605	13	$(480)	138
Total other investments	—	605	13	(480)	138
Separate account assets	8,239	—	—		8,239
Other assets	(1)	—	1		—
Total recurring basis assets	8,857	32,212	14,174	(480)	54,763
Non-recurring basis (2)	—	—	244		244
Total assets at fair value	$8,857	$32,212	$14,418	$(480)	$55,007
% of total financial assets	16.1%	58.6%	26.2%	(0.9)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(37)	$(265)		$(302)
Other liabilities:
Free-standing derivatives	—	(1,118)	(106)	$460	(764)
Total liabilities at fair value	$—	$(1,155)	$(371)	$460	$(1,066)
% of total financial liabilities	—%	108.4%	34.8%	(43.2)%	100.0%

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

(2) Includes $164 million of mortgage loans, $70 million of limited partnership interests and $10 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table provides a summary of changes in fair value during the three-month period ended March 31, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.

								Total gains (losses) included in
		Total realized and unrealized						Net income for
		gains (losses) included in:						financial
			OCI on	Purchases,	Net			instruments
	Balance as of		Statement of	sales, issuances	transfers in	Balance as of		still held at
	December 31,		Financial	and settlements,	and/or (out)	March 31,		March 31,
($ in millions)	2008	Net income (1)	Position	net	of Level 3	2009		2009 (3)
Assets
Fixed income securities:
Municipal	$50	$—	$—	$(1)	$(40)	$9		$—
Municipal - ARS	653	—	(19)	(6)	(4)	624		—
Corporate - public	449	(17)	(5)	(10)	—	417		(16)
Corporate privately placed securities	9,418	(35)	61	(314)	(51)	9,079		(32)
MBS	242	—	(5)	28	—	265		—
Alt-A	315	(6)	(19)	(19)	—	271		(9)
CMBS	410	(32)	(82)	(15)	438	719		(16)
ABS RMBS	1,254	12	(195)	(57)	—	1,014		10
Other CDO	752	(130)	(7)	(4)	(4)	607		(130)
ABS - Credit card, auto and student loans	187	—	—	(29)	(42)	116		—
Other ABS	402	1	11	(81)	—	333		—
Preferred stock	1	—	—	—	—	1		—
Total fixed income securities	14,133	(207)	(260)	(508)	297	13,455		(193)
Equity securities	27	—	(1)	—	—	26		—
Other investments:
Free-standing derivatives, net	(93)	(9)	—	(50)	—	(152	)(2)	8
Other assets	1	2	—	—	—	3		2
Total recurring Level 3 assets	$14,068	$(214)	$(261)	$(558)	$297	$13,332		$(183)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(265)	$(25)	$—	$(1)	$—	$(291)		$(25)
Total recurring Level 3 liabilities	$(265)	$(25)	$—	$(1)	$—	$(291)		$(25)

(1) The effect to net income totals $(239) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(249) million in realized capital gains and losses; $36 million in net investment income; $(1) million in interest credited to contractholder funds; and $(25) million in life and annuity contract benefits.

(2) Comprises $11 million of assets and $(163) million of liabilities.

(3) The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(208) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(219) million in realized capital gains and losses; $36 million in net investment income; and $(25) million in life and annuity contract benefits.

The following table provides a summary of changes in fair value during the three-month period ended March 31, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis at.

								Total gains (losses) included in
		Total realized and unrealized						Net income for
		gains (losses) included in:						financial
			OCI on	Purchases,	Net			instruments
	Balance as of		Statement of	sales, issuances	transfers in	Balance as of		still held at
	January 1,		Financial	and settlements,	and/or (out)	March 31,		March 31,
($ in millions)	2008	Net income (1)	Position	net	of Level 3	2008		2008 (3)
Assets
Fixed income securities:
Municipal	$68	$—	$(1)	$(20)	$(6)	$41		$—
Municipal - ARS	163	—	—	9	—	172		—
Corporate - public	747	(33)	1	(12)	31	734		(41)
Corporate privately placed securities	11,098	20	(31)	(71)	139	11,155		14
Foreign government	—	—	—	—	—	—		—
MBS	28	(1)	—	(14)	—	13		—
Alt-A	588	(39)	(47)	(16)	—	486		(39)
CMBS	790	2	(152)	(13)	—	627		5
ABS RMBS	2,418	(98)	(220)	(83)	—	2,017		(81)
Other CDO	1,961	—	(255)	(10)	—	1,696		(1)
ABS - Credit card, auto and student loans	249	—	(8)	(1)	17	257		—
Other ABS	720	(10)	(28)	(126)	(17)	539		(12)
Preferred stock	—	—	—	—	—	—		—
Total fixed income securities	18,830	(159)	(741)	(357)	164	17,737		(155)
Equity securities	61	(1)	(3)	—	—	57		(1)
Other investments:
Free-standing derivatives, net	(6)	(31)	—	2	—	(35	)(2)	(18)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 assets	$18,887	$(191)	$(744)	$(355)	$164	$17,761		$(174)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(14)	$—	$—	$—	$(10)		$(14)
Total recurring Level 3 liabilities	$4	$(14)	$—	$—	$—	$(10)		$(14)

(1) The effect to net income totals $(205) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(200) million in realized capital gains and losses; $12 million in net investment income; $(8) million in interest credited to contractholder funds; and $(9) million in life and annuity contract benefits.

(2) Comprises $39 million of assets and $(74) million of liabilities.

(3) The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(188) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(185) million in realized capital gains and losses; $12 million in net investment income; $(6) million in interest credited to contractholder funds; and $(9) million in life and annuity contract benefits.

Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table above.

We have two different situations where we have classified investments as Level 3.  The first is where quotes continue to be received from independent third-party valuation service providers, as all significant inputs are market observable, but there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate.  Among the indicators we consider in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the following:

•      Level of new issuances in the primary market;

•      Trading volume in the secondary market;

•      Level of credit spreads over historical levels;

•      Bid-ask spread, and

•      Price consensus among market participants and sources.

When transferring these securities into Level 3 due to a significant decrease in the volume and level of activity, we do not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers.  Accordingly, for securities included within this group, there was no change in fair value for a change in model resulting in a gain or loss.

The second situation where we have classified securities in Level 3 is where specific inputs to our fair value estimation models which are considered significant are not market observable.  This has occurred in three principal categories.  The first is for certain of our privately placed securities for which we utilize internally developed ratings.  The second is broker quotes.  Privately placed securities valued using internally developed ratings and securities valued using broker quotes were assigned to Level 3 when we initially assigned the hierarchy in the first quarter of 2008.  The third is our ARS backed by student loans for which a principal assumption, the anticipated date liquidity will return to this market, is not market observable.

Transfers into Level 3 involving a change in valuation method during the year ended December 31, 2008 included ARS in the second quarter of 2008 when our independent third-party valuation service provider could no longer provide quotes due to the failure of auctions caused by the absence of institutional investors and broker-dealers participating in this market.  We migrated from the use of market prices for completed transactions to a discounted cash flow model which resulted in the recognition of an unrealized capital loss of $21 million as of June 30, 2008.  In addition, transfers into Level 3 of individual instruments occur when a specific input is not market observable such as situations where a fair value quote is not provided by our independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote resulting in the security being classified as Level 3.  A quote utilizing the new pricing source is not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities, while included in the table above, are not ascertainable and are not significant.

Due to the reduced availability of actual market prices or relevant market observable inputs as a result of the decrease in liquidity that has been experienced in the market, all ABS RMBS and Alt-A and certain ABS, certain ARS backed by student loans and certain CMBS are categorized as Level 3.  Transfers into and out of Level 3 during the three months ended March 31, 2009 are attributable to a change in the availability of market observable information for individual securities within the respective categories.

The following table presents fair value as a percent of amortized cost for Level 3 investments at March 31, 2009.

($ in millions)	Fair value	Fair value as a percent of par value	Fair value as a percent of amortized cost
Fixed income securities:
Municipal	$9	100.0%	100.0%
Municipal - ARS	624	87.3	87.3
Corporate - public	417	70.0	90.1
Corporate privately placed securities	9,079	86.9	91.4
MBS	265	72.6	73.2
Alt-A	271	55.4	66.6
CMBS	719	28.0	30.4
ABS RMBS	1,014	41.8	51.6
Other CDO	607	27.9	35.5
ABS - Credit card, auto and student loans	116	72.5	81.1
Other ABS	333	58.5	73.5
Preferred stock	1	100.0	100.0
Total fixed income securities	13,455	65.5	72.7
Equity securities:
U.S. equities	12	N/A	85.7
International equities	12	N/A	85.7
Other	2	N/A	100.0
Total equity securities	26	N/A	86.7
Other investments:
Free-standing derivatives	11	N/A	100.0
Total other investments	11	N/A	100.0
Subtotal recurring Level 3 investments	13,492	65.7	72.7
Non-recurring basis	299	N/A	100.0
Total Level 3 investments	$13,791	67.2	73.1

Non-recurring investments include certain mortgage loans, limited partnership interests and other investments remeasured at fair value due to our change in intent write-downs and other-than-temporary impairments at March 31, 2009.

DEFERRED TAXES

 We evaluate whether a valuation allowance for our deferred tax assets is required each reporting period.  A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  In determining whether a valuation allowance is needed, all available evidence is considered.  This includes the potential for capital and ordinary loss carryback, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences.

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

With respect to our evaluation of the need for a valuation allowance related to other capital losses that have not yet been recognized for tax purposes, we utilize prudent and feasible tax planning strategies.  These include strategies that optimize the ability to carry back capital losses as well as the ability to offset future capital losses with capital gains that could be recognized for tax purposes.

The total deferred tax valuation allowance is $148 million at March 31, 2009 compared to $9 million at December 31, 2008.  This deferred tax valuation allowance relates to the deferred tax asset on capital losses that have not yet been recognized for tax purposes.  The increase of $139 million during the first quarter of 2009 includes $142 million that is recorded as income tax expense on the Condensed Consolidated Statements of Operations, partially offset by a decrease in the valuation allowance of $3 million that was recorded as an increase to accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Position as of March 31, 2009.  The increase in the valuation allowance of $142 million resulted from investment write-downs that are not currently deductible for tax purposes.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•	Shareholder’s equity as of March 31, 2009 was $2.06 billion, a decrease of 6.7% from $2.21 billion as of December 31, 2008.
•	The Allstate Corporation (the “Corporation”) has at the parent holding company level $3.35 billion of deployable invested assets at March 31, 2009 compared to $3.64 billion at December 31, 2008.
•	As of March 31, 2009, ALIC statutory surplus is approximately $3.4 billion compared to $3.2 billion at December 31, 2008.
•	At March 31, 2009, we held 15.3% of our total cash and investment portfolio, or $8.88 billion, in cash and other liquid investments that are saleable within one quarter.
•	In March 2009, the Corporation and Allstate Insurance Company (“AIC”) completed a previously approved capital contribution of $250 million of cash to ALIC.
•	Interest payments on our 7.00% Surplus Notes due 2028 which have an outstanding principal amount of $400 million and are held by AIC, have been deferred until 2010.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and surplus notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	March 31, 2009	December 31, 2008
Common stock, additional capital paid-in and retained income	$4,460	$4,546
Accumulated other comprehensive loss	(2,400)	(2,337)
Total shareholder’s equity	2,060	2,209
Debt/surplus notes	650	650
Total capital resources	$2,710	$2,859

Shareholder’s equity decreased in the first three months of 2009 due to a net loss and increased net unrealized capital losses, partially offset by a capital contribution from AIC of $250 million.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, AIC’s ratings and other factors.

On February 2, 2009, A.M. Best affirmed our A+ financial strength rating.  On January 29, 2009, S&P downgraded our financial strength rating to AA- from AA.  The outlook for the rating remained negative.  On January 29, 2009, Moody’s downgraded our financial strength rating to A1 from Aa3.  The outlook for the rating was revised to stable from negative.

Effective May 8, 2008, the Company, AIC and the Corporation entered into a one-year Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) replacing the Intercompany Liquidity Agreement between the Company and AIC dated January 1, 2008.  The Liquidity Agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  It shall be automatically renewed for subsequent one-year terms unless terminated by the parties.  The Liquidity Agreement does not establish a commitment to advance funds on the part of either party.  The Company and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  The Company also has a capital support agreement with AIC effective December 14, 2007.  Under the capital support agreement, AIC is committed to provide capital to the Company to allow for profitable growth while maintaining an adequate capital level.  The maximum amount of potential funding under the intercompany liquidity and capital support agreements is $1.00 billion.

In addition to the Liquidity Agreement, the Company also has an intercompany loan agreement with the Corporation.  The amount of intercompany loans available to the Company is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion.  The Corporation may use commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

ALIC and its life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.  As of March 31, 2009, ALIC’s statutory surplus is approximately $3.4 billion compared to $3.2 billion at December 31, 2008.

Liquidity Sources and Uses

We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  In anticipation of continued volatility and illiquidity in the financial markets, we continue to take the following actions to enhance our economic and liquidity position pending a return to normal capital market conditions.

•	Managing our exposure to our largest tail risk exposure, interest rate risk, through active management of our investment and product portfolios, including risk mitigation through hedging.
•

Accumulating higher than our long-term targeted levels of cash and short-term investments from asset sales, principal and interest receipts, calls, maturities and other cash inflows from our investment portfolio.

Reducing our securities lending program to $278 million as of March 31, 2009 from $364 million as of December 31, 2008 and $2.30 billion as of March 31, 2008. By reducing the securities lending program, we gained additional direct access to our liquid investments.

•

We believe that these actions will provide us with a greater level of flexibility necessary to operate in the current market environment.  If market conditions warrant, we may take additional actions to enhance our liquidity position including:

•

Continued retention of portfolio cash flows including approximately $6.88 billion of expected inflows from upcoming maturities, calls and prepayments on fixed income securities, mortgage loans and bank loans, and interest receipts on investments over the next twelve months. Expected interest receipts include amounts related to floating rate investments for which the interest rate fluctuates in accordance with market interest rates. Our expectation is based on market interest rates as of March 31, 2009. Further, these expected portfolio cash flows are based on investments as of March 31, 2009 and were determined without regard to increases in the portfolio for reasons such as the reinvestment of portfolio cash flows or decreases due to reductions in outstanding contractholder funds obligations.

•	The sale of fixed income securities (government, municipal and investment grade corporate bonds) with unrealized capital gains at March 31, 2009.

With a focus on preserving capital, we consider investments which are convertible to cash without generating significant additional net realized capital losses as liquidity sources.  The following table presents cash and short-term positions convertible to cash, and certain other liquid investments meeting this criteria.

($ in millions)	As of March 31, 2009
Cash and short-term positions convertible to cash available same day/next day	$3,032
Other highly liquid investments (1)	2,346
Other liquid investments (2)	3,504
Total liquid	$8,882

Percent of total consolidated cash and investments	15.3%

(1) Other highly liquid investments are defined as assets that are generally saleable within one week, and primarily include U.S. government and agencies bonds of $1.30 billion, short-term investments of $334 million, corporate bonds of $306 million, agency pass through securities of $240 million and foreign sovereign securities of $118 million.  The amounts shown in the table above represent the amount of our holdings in these assets, excluding any holdings with restrictions.

(2) Other liquid investments are defined as assets that are saleable within one quarter, and primarily include corporate bonds of $1.04 billion, short-term investments of $1.00 billion, U.S. government and agencies bonds of $502 million, agency pass through securities of $361 million and foreign sovereign securities of $177 million.  The amounts shown in the table above represent the amount that we believe could be sold during the second quarter of 2009, excluding any holdings with restrictions.

The above analysis identifies our access to internal sources of liquidity.  We believe we have sufficient liquidity to address current planned needs from investments other than those for which we have asserted the intent to hold until recovery combined with targeted sales of certain products.  Additionally, we have existing intercompany agreements in place that facilitate liquidity management.

To increase new money for investing, we completed actions to accelerate refunds from the overpayment of 2008 estimated taxes as well as the carryback of 2008 ordinary losses.  This resulted in tax refunds received during the first quarter of 2009 of $500 million.

Allstate Parent Company Capital Capacity The Corporation has at the parent holding company level $3.35 billion of deployable invested assets at March 31, 2009.  These assets include highly liquid securities that are generally saleable within one week totaling $2.10 billion, additional liquid investments that are saleable within one quarter totaling $883 million, and $368 million of investments that trade in illiquid markets.  This provides funds for the parent company’s relatively low fixed charges, estimated at $650 million for the next twelve months, and $750 million of debt maturing in December 2009, to the extent not refinanced prior to maturity.

In March 2009, the Corporation and AIC completed a previously approved capital contribution of $250 million of cash to ALIC.  This capital contribution was funded by a dividend of $250 million paid to the Corporation in cash by Kennett Capital Holdings, LLC, a wholly owned subsidiary of the Corporation.

In addition to the Capital Support Agreement and Liquidity Agreement, which provide a maximum amount of potential funding under each agreement of $1.00 billion, the Company also has access to additional borrowing to support liquidity through the Corporation as follows:

•

A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2009, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•

A primary credit facility is available for short-term liquidity requirements and backs the commercial paper facility. The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend. The program is fully subscribed among 11 lenders with the largest commitment being $185 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. None of the borrowing capacity under this credit facility has been utilized. This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement. This ratio at March 31, 2009 was 21.1%. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt. There were no borrowings under this line of credit during the first three months of 2009. The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•

A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission in May 2009. The Corporation can use the current shelf registration to issue an unspecified amount of debt securities, common stock (including 364 million shares of treasury stock as of March 31, 2009), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of subsidiaries. The specific terms of any securities issued under this registration statement will be provided in the applicable prospectus supplements.

Liquidity Exposure  Contractholder funds as of March 31, 2009 were $54.88 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions at March 31, 2009.

($ in millions)		Percent to Total
Not subject to discretionary withdrawal	$11,416	20.8%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	24,902	45.4
Market value adjustments (2)	9,584	17.5
Subject to discretionary withdrawal without adjustments	8,974	16.3
Total contractholder funds (3)	$54,876	100.0%

(1)	Includes $10.78 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)	$8.01 billion of the contracts with market value adjusted surrenders have a 30-45 day period during which there is no surrender charge or market value adjustment.

(3)	Includes $1.64 billion of contractholder funds on variable annuities reinsured to Prudential effective June 1, 2006.

While we are able to quantify remaining scheduled maturities for our institutional products of $1.34 billion in 2009, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 8.1% in the first quarter of 2009 compared to the same period of 2008.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance, based on the beginning of year contractholder funds, was 8.8% and 9.4% for the three months ended of 2009 and 2008, respectively.  We strive to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements backing medium-term notes.  As of March 31, 2009, total institutional products outstanding were $7.02 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of March 31, 2009.

($ in millions)

2009	$1,339
2010	3,049
2011	760
2012	40
2013	1,750
2016	85
$7,023

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Cash Flows  As reflected in our Condensed Consolidated Statements of Cash Flows, higher operating cash flows in the first three months of 2009 compared to the first three months of 2008 were primarily related to income tax refunds received in the first quarter of 2009 in connection with our actions to accelerate refunds from the overpayment of 2008 estimated taxes as well as the carryback of 2008 ordinary losses to prior tax years.  The favorable impact of these tax refunds was partially offset by lower net investment income.

Cash flows provided by investing activities increased in the first three months of 2009 compared to the first three months of 2008, primarily due to reductions of short-term investments to fund reductions in contractholder funds, partially offset by higher operating cash flows.

Higher cash flows used in financing activities in the first three months of 2009 compared to the first three months of 2008 were primarily due to the absence of issuances of institutional products in the first quarter of 2009 compared to $1.66 billion in the first quarter of 2008.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 7 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below), in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of the Allstate Life Insurance Company Annual Report on Form 10-K for 2008.

A large scale pandemic, the continued threat of terrorism, and ongoing military actions may adversely affect the level of claim losses we incur and the value of our investment portfolio

A global pandemic and the continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, disruptions to commerce and reduced economic activity.  Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a global pandemic or the continued threat of terrorism.  We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available.  Additionally, in the event that a global pandemic or a terrorist act occurs, we could be adversely affected, depending on the nature of the event.

Item 6.  Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

May 12, 2009
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 11, 2009, concerning unaudited interim financial information.

31(i)	Rule 13a-14(a) Certification of Principal Executive Officer

31(i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1