Form 10-Q
period 2009-06-30
ALLSTATE LIFE INSURANCE CO
filed 2009-08-11
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Yes  ☐   No ☒

As of August 11, 2009, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues
Premiums	$154	$147	$306	$287
Contract charges	237	225	465	437
Net investment income	741	922	1,538	1,914
Realized capital gains and losses:
Total other-than-temporary impairment losses	(332)	(929)	(716)	(1,157)
Portion of loss recognized in other comprehensive income	104	—	104	—
Net other-than-temporary impairment losses recognized in earnings	(228)	(929)	(612)	(1,157)
Sales and other realized capital gains and losses	350	(3)	696	(203)
Total realized capital gains and losses	122	(932)	84	(1,360)
	1,254	362	2,393	1,278

Costs and expenses
Contract benefits	357	343	691	684
Interest credited to contractholder funds	548	549	1,113	1,159
Amortization of deferred policy acquisition costs	268	(56)	697	(6)
Operating costs and expenses	81	98	170	185
Restructuring and related charges	2	—	19	—
Interest expense	10	3	21	6
	1,266	937	2,711	2,028
Gain (loss) on disposition of operations	1	—	4	(9)

Loss from operations before income tax (benefit) expense	(11)	(575)	(314)	(759)

Income tax (benefit) expense	(11)	(207)	22	(276)

Net loss	$—	$(368)	$(336)	$(483)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $49,168 and $49,136)	$43,433	$42,446
Mortgage loans	9,203	10,012
Equity securities, at fair value (cost $182 and $106)	178	82
Limited partnership interests	1,036	1,187
Short-term, at fair value (amortized cost $2,125 and $3,855)	2,125	3,858
Policy loans	805	813
Other	1,177	1,374
Total investments	57,957	59,772
Cash	249	93
Deferred policy acquisition costs	6,440	6,701
Reinsurance recoverables	4,246	3,923
Accrued investment income	513	542
Deferred income taxes	646	1,382
Other assets	801	1,294
Separate Accounts	8,193	8,239
Total assets	$79,045	$81,946

Liabilities
Contractholder funds	$52,298	$56,780
Reserve for life-contingent contract benefits	12,208	12,256
Unearned premiums	31	32
Payable to affiliates, net	97	142
Other liabilities and accrued expenses	1,730	1,638
Surplus notes due to related parties	650	650
Separate Accounts	8,193	8,239
Total liabilities	75,207	79,737

Commitments and Contingent Liabilities (Note 8)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,725	2,475
Retained income	2,211	2,066
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(249)	—
Other unrealized net capital gains and losses	(3,493)	(4,362)
Unrealized adjustment to DAC, DSI and insurance reserves	2,639	2,025
Total unrealized net capital gains and losses	(1,103)	(2,337)
Total accumulated other comprehensive loss	(1,103)	(2,337)

Total shareholder’s equity	3,838	2,209

Total liabilities and shareholder’s equity	$79,045	$81,946

See notes to condensed consolidated financial statements.

 ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six months ended
	June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net loss	$(336)	$(483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and other non-cash items	(164)	(183)
Realized capital gains and losses	(84)	1,360
(Gain) loss on disposition of operations	(4)	9
Interest credited to contractholder funds	1,113	1,159
Changes in:
Policy benefits and other insurance reserves	(52)	(323)
Unearned premiums	(1)	(2)
Deferred policy acquisition costs	501	(309)
Reinsurance recoverables, net	(240)	2
Income taxes	425	(249)
Other operating assets and liabilities	109	(54)
Net cash provided by operating activities	1,267	927

Cash flows from investing activities
Proceeds from sales:
Fixed income securities	5,516	6,755
Equity securities	7	63
Limited partnership interests	19	52
Mortgage loans	139	191
Other investments	251	127
Investment collections:
Fixed income securities	1,817	1,229
Mortgage loans	584	372
Other investments	57	67
Investment purchases:
Fixed income securities	(6,048)	(3,853)
Equity securities	(101)	(106)
Limited partnership interests	(96)	(219)
Mortgage loans	(13)	(436)
Other investments	(7)	(64)
Change in short-term investments, net	1,893	(4,658)
Change in other investments, net	(162)	(220)
Net cash provided by (used in) investing activities	3,856	(700)

Cash flows from financing activities
Capital contribution	250	—
Contractholder fund deposits	1,943	6,844
Contractholder fund withdrawals	(7,160)	(7,032)
Net cash used in financing activities	(4,967)	(188)
Net increase in cash	156	39
Cash at beginning of the period	93	185
Cash at end of period	$249	$224

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

The condensed consolidated financial statements and notes as of June 30, 2009, and for the three-month and six-month periods ended June 30, 2009 and 2008 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2009 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Subsequent events were evaluated through August 11, 2009, the date the consolidated financial statements were issued.

Premiums and Contract Charges

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Premiums
Traditional life insurance	$97	$92	$193	$181
Immediate annuities with life contingencies	34	36	68	66
Accident, health and other	23	19	45	40
Total premiums	154	147	306	287

Contract charges
Interest-sensitive life insurance	226	211	442	410
Fixed annuities	11	13	23	26
Variable annuities	—	1	—	1
Total contract charges	237	225	465	437
Total premiums and contract charges	$391	$372	$771	$724

Adopted accounting standards

Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”)

In April 2009, the FASB issued FSP FAS 115-2 which amends Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), to provide recognition guidance for debt securities classified as available-for-sale and subject to other-than-temporary impairment (“OTTI”) guidance.  If the fair value of a debt security is less than its amortized cost basis at the reporting date, an entity shall assess whether the impairment is an OTTI.  When an entity intends to sell an impaired security or more likely than not will be required to sell an impaired security before recovery of its amortized cost basis, an OTTI is recognized in earnings.  If the entity does not expect to recover the entire amortized cost basis of an impaired security, even if it does not intend to sell the security and it is not more likely than not that it would be required to sell the security before recovery of its amortized cost basis, the entity must consider, based upon an estimate of the present value of cash flows expected to be collected on the debt security as compared to its amortized cost basis, whether a credit loss exists.  The portion of the total OTTI related to a credit loss shall be recognized in earnings while the portion of the total OTTI related to factors other than credit shall be recognized in other comprehensive income (“OCI”).  The statement of operations is required to present the total OTTI with an offset for the amount of the total OTTI that is recognized in OCI.  The statement disclosing accumulated other comprehensive income (“AOCI”) is required to separately present amounts recognized for debt securities for which a portion of an OTTI has been recognized in earnings.

FSP FAS 115-2 expands the disclosure requirements of SFAS No. 115 (for both debt and equity securities) and requires a more detailed, risk-oriented breakdown of security types and related information, and requires that the annual disclosures be made for interim periods.  In addition, new disclosures are required about significant inputs used in determining credit losses as well as a rollforward of credit losses each period.  FSP FAS 115-2 is effective for interim periods ending after June 15, 2009.  The disclosures are not required for earlier periods presented for comparative purposes.  FSP FAS 115-2 applies to existing and new investments held as of the beginning of the interim period of adoption.

The Company adopted the provisions of FSP FAS 115-2 as of April 1, 2009.  The adoption resulted in the reclassification of $733 million of previously recorded OTTI write-downs from retained income to unrealized capital losses.  The cumulative effect of adoption, net of related deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and tax adjustments, was an increase in retained income of $481 million and a decrease in unrealized net capital gains and losses of $339 million, with a net benefit to equity of $142 million.  The benefit to equity resulted from a decrease in the deferred tax asset valuation allowance.  The adoption did not have an impact on the Company’s Condensed Consolidated Statement of Operations.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”)

In April 2009, the FASB issued FSP FAS 157-4, which amends SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity, transaction or quoted prices may not be determinative of fair value and further analysis of transaction or quoted prices may be necessary.  A significant adjustment to transaction or quoted prices may be necessary to estimate fair value under the current market conditions.  Determination of whether a transaction is orderly is based on the weight of relevant evidence.

The disclosure requirements of SFAS No. 157 are expanded to include the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs during the quarterly reporting period.  Disclosures of assets and liabilities measured at fair value are to be presented by major security type.  FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes.  FSP FAS 157-4 is effective for interim periods ending after June 15, 2009.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with the total effect of the change in valuation technique and related inputs, if practicable, by major category.  The Company adopted the provisions of FSP FAS 157-4 as of April 1, 2009.  The adoption of FSP FAS 157-4 had no effect on the Company’s results of operations or financial position.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements; and amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information for interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  The disclosures are not required for earlier periods presented for comparative purposes.  The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 for second quarter 2009 with required disclosures in Note 5.  FSP FAS 107-1 and APB 28-1 affects disclosures only and therefore the adoption had no impact on the Company’s results of operations or financial position.

SFAS No. 141(R), Business Combinations (“SFAS No. 141R”)

In December 2007, the FASB issued SFAS No. 141R which replaces SFAS No. 141, Business Combinations (“SFAS No. 141”).  In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”), which clarifies SFAS No. 141R by addressing application issues raised by preparers, auditors and the legal profession.  Among other things, SFAS No. 141R and the related FSP broaden the scope of SFAS No. 141 to include all transactions where an acquirer obtains control of one or more other businesses; retains the guidance to recognize intangible assets separately from goodwill; requires, with limited exceptions, that all assets acquired and liabilities assumed, including certain of those that arise from contingencies, be measured at their acquisition date fair values; requires most acquisition and restructuring-related costs to be expensed as incurred; requires that step acquisitions, once control is acquired, be recorded at the full amounts of the fair values of the identifiable assets, liabilities and the noncontrolling interest in the acquiree; and replaces the reduction of asset values and recognition of negative goodwill with a requirement to recognize a gain in earnings.  The provisions of SFAS No. 141R and FSP FAS 141(R)-1 are effective for fiscal years beginning after December 15, 2008 and are to be applied prospectively only.  Early adoption is not permitted.  The Company will apply the provisions of SFAS No. 141R to any business combinations effective subsequent to January 1, 2009.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”)

In December 2007, the FASB issued SFAS No. 160 which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary’s equity that is attributable to owners of the subsidiary other than its parent or parent’s affiliates.  Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such, net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the consolidated statements of operations, if material.  SFAS No. 160 requires that all changes in a parent’s ownership interest in a subsidiary when control of the subsidiary is retained, be accounted for as equity transactions.  In contrast, when control over a subsidiary is relinquished and the subsidiary is deconsolidated, SFAS No. 160 requires a parent to recognize a gain or loss in net income as well as provide certain associated expanded disclosures.  SFAS No. 160 is effective as of the beginning of a reporting entity’s first fiscal year beginning after December 15, 2008.  SFAS No. 160 requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented.  The adoption of SFAS No. 160 did not have an effect on the Company’s results of operations or financial position.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity’s financial position, results of operations, and cash flows.  The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-risk-contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial statements.  SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only.  SFAS No. 161 affects disclosures only and therefore the adoption had no impact on the Company’s results of operations or financial position (see Note 6).

Pending accounting standard

SFAS No. FAS 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”)

In June 2009, the FASB issued SFAS No. 167 which amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46R”), to require an entity to perform a qualitative analysis to determine whether the entity holds a controlling financial interest (i.e., primary beneficiary (“PB”)) in a variable interest entity (“VIE”). The analysis identifies the PB of a VIE as the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  Additional amendments include the requirement to perform ongoing reassessments of FIN 46R to determine whether the entity is the PB of a VIE and the elimination of the quantitative approach for determining the PB of a VIE.  SFAS No. 167 is effective for fiscal years ending after December 15, 2009 with early application prohibited.  The Company is in the process of evaluating the impact of adoption on the Company’s results of operations or financial position.

2.    Related Party Transactions

Capital contributions

In March 2009, the Company received a capital contribution from AIC of $250 million, which was paid in cash and recorded as additional capital paid-in on the Condensed Consolidated Statements of Financial Position.

3.    Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain fixed income securities, mortgage loans and other investments, as well as mergers completed with equity securities and limited partnerships, totaled $141 million and $9 million for the six-month periods ended June 30, 2009 and 2008, respectively.

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

The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

($ in millions)	Six months ended June 30,
	2009	2008
Net change in proceeds managed
Net change in fixed income securities	$—	$236
Net change in short-term investments	(350)	(527)
Operating cash flow used	$(350)	$(291)

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(340)	$(1,817)
Liabilities for collateral and security repurchase, end of period	(690)	(2,108)
Operating cash flow provided	$350	$291

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
At June 30, 2009
U.S. government and agencies	$3,124	$221	$(8)	$3,337
Municipal	4,712	60	(549)	4,223
Corporate	26,602	555	(2,013)	25,144
Foreign government	1,565	241	(19)	1,787
Residential mortgage-backed securities (“RMBS”)	5,886	66	(1,441)	4,511
Commercial mortgage-backed securities (“CMBS”)	4,848	18	(1,755)	3,111
Asset-backed securities (“ABS”)	2,416	10	(1,117)	1,309
Redeemable preferred stock	15	—	(4)	11
Total fixed income securities	$49,168	$1,171	$(6,906)	$43,433

At December 31, 2008
U.S. government and agencies	$2,792	$895	$—	$3,687
Municipal	3,976	28	(696)	3,308
Corporate	27,416	408	(3,555)	24,269
Foreign government	1,652	513	(65)	2,100
RMBS	4,933	62	(1,022)	3,973
CMBS	5,712	10	(1,992)	3,730
ABS	2,639	5	(1,275)	1,369
Redeemable preferred stock	16	—	(6)	10
Total fixed income securities	$49,136	$1,921	$(8,611)	$42,446

Scheduled maturities

The scheduled maturities for fixed income securities are as follows at June 30, 2009:

($ in millions)	Amortized	Fair
	cost	value
Due in one year or less	$1,898	$1,901
Due after one year through five years	11,784	11,699
Due after five years through ten years	10,095	9,922
Due after ten years	17,089	14,091
	40,866	37,613
Residential mortgage- and asset-backed securities	8,302	5,820
Total	$49,168	$43,433

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on residential mortgage- and asset-backed securities, they are not categorized by contractual maturity.  The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Fixed income securities	$639	$772	$1,320	$1,598
Mortgage loans	129	145	263	291
Equity securities	1	3	2	4
Limited partnership interests	2	13	4	37
Other	(7)	25	(6)	61
Investment income, before expense	764	958	1,583	1,991
Investment expense	(23)	(36)	(45)	(77)
Net investment income	$741	$922	$1,538	$1,914

Realized capital gains and losses

Realized capital gains and losses by security type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Fixed income securities	$4	$(876)	$148	$(1,107)
Mortgage loans	(16)	(37)	(48)	(36)
Equity securities	1	(20)	(24)	(23)
Limited partnership interests	(53)	(4)	(224)	(3)
Derivatives	221	12	290	(176)
Other	(35)	(7)	(58)	(15)
Realized capital gains and losses	$122	$(932)	$84	$(1,360)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Impairment write-downs (1)	$(203)	$(199)	$(555)	$(403)
Change in intent write-downs (2)	(25)	(730)	(57)	(754)
Net OTTI losses recognized in earnings	(228)	(929)	(612)	(1,157)
Sales	163	(13)	521	(56)
Valuation of derivative instruments	179	8	262	(194)
Settlements of derivative instruments	41	2	23	47
EMA LP income (3)	(33)	—	(110)	—
Realized capital gains and losses	$122	$(932)	$84	$(1,360)

(1)

Beginning April 1, 2009 for fixed income securities, impairment write-downs reflect the credit loss component of issue specific other-than-temporary declines in fair value where the amortized cost basis is not expected to be entirely recovered. For periods prior to April 1, 2009 for fixed income securities and all periods for equity securities, impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where the Company could not reasonably assert that the recovery period would be temporary.

(2)

Beginning April 1, 2009 for fixed income securities, change in intent write-downs reflect instances where the Company has made a decision to sell the security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis. For periods prior to April 1, 2009 for fixed income securities and all periods for equity securities, change in intent write-downs reflect instances where the Company could not assert a positive intent to hold until recovery.

(3)

Beginning in the fourth quarter of 2008, income from limited partnership interests accounted for utilizing the equity method of accounting (“EMA LP”) is reported in realized capital gains and losses. EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

Gross gains of $227 million and $58 million and gross losses of $51 million and $74 million were realized on sales of fixed income securities during the three months ended June 30, 2009 and 2008, respectively.  Gross gains of $791 million and $128 million and gross losses of $277 million and $160 million were realized on sales of fixed income securities during the six months ended June 30, 2009 and 2008, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2009			Six months ended June 30, 2009
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(16)	$—	$(16)	$(16)	$—	$(16)
Corporate	(37)	(9)	(46)	(70)	(9)	(79)
Foreign government	—	—	—	(17)	—	(17)
RMBS	(148)	104	(44)	(168)	104	(64)
CMBS	(44)	—	(44)	(53)	—	(53)
ABS	(37)	9	(28)	(167)	9	(158)
Total fixed income securities	(282)	104	(178)	(491)	104	(387)
Mortgage loans	(15)	—	(15)	(49)	—	(49)
Equity securities	(1)	—	(1)	(26)	—	(26)
Limited partnership interests	(21)	—	(21)	(115)	—	(115)
Other	(13)	—	(13)	(35)	—	(35)
Other-than-temporary impairment losses	$(332)	$104	$(228)	$(716)	$104	$(612)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income for fixed income securities at June 30, 2009, which were not included in earnings, are presented in the following table.  The amount excludes $72 million of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)
Corporate	$(58)
RMBS	(210)
CMBS	(63)
ABS	(125)
Total	$(456)

A rollforward of the amount related to credit losses for fixed income securities recognized in earnings is presented in the following table.

($ in millions)
Beginning balance of cumulative credit loss for securities held at April 1, 2009	$(1,059)
Additional credit loss for securities previously other-than-temporarily impaired	(39)
Additional credit loss for securities not previously other-than-temporarily impaired	(119)
Reduction in credit loss for securities disposed or collected	24
Reduction in credit loss for securities other-than-temporarily impaired to fair value	—
Change in credit loss due to accretion of increase in cash flows and time value of cash flows for securities previously other-than-temporarily impaired	—
Ending balance at June 30, 2009	$(1,193)

The Company uses its best estimate of future cash flows expected to be collected from the fixed income security discounted at the security’s effective rate prior to impairment to calculate a recovery value and determine whether a credit loss exists.  The determination of cash flow estimates is inherently subjective and methodologies may vary depending on circumstances specific to the security.  All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected.  That information generally includes, but may not be limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition of the issuer(s), expected defaults, expected recoveries, the value of the underlying collateral and current subordination levels, vintage, geographic concentration, available reserves or escrows, third party guarantees and other credit enhancements.  Additionally, other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the collectability of the security may also be considered.  The estimated fair value of collateral may be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for recovery.  If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings.  If the Company determines that the fixed income security does not have sufficient cash flow or other information to determine a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and is recorded in earnings.   The unrealized loss deemed to be related to factors other than credit remains classified in OCI.

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
	value	Gains	Losses	gains (losses)
At June 30, 2009
Fixed income securities (1)	$44,433	$1,171	$(6,906)	$(5,735)
Equity securities	178	7	(11)	(4)
Short-term investments	2,125	—	—	—
Derivative instruments (2)	(13)	4	(15)	(11)
Unrealized net capital gains and losses, pre-tax				(5,750)
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				4,061
Amounts recognized				4,061
Deferred income taxes				586
Unrealized net capital gains and losses, after-tax				$(1,103)

(1)

Unrealized net capital gains and losses for fixed income securities comprise $(384) million related to unrealized net capital losses on fixed income securities with OTTI and $(5,351) million related to other unrealized net capital gains and losses.

(2)	Included in the fair value of derivative securities are $(5) million classified as assets and $8 million classified as liabilities.

(3)

The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. Although the Company evaluates premium deficiencies on the combined performance of our life insurance and immediate annuities with life contingencies, the adjustment primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies.

(4)

The DAC and DSI adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

	Fair	Gross unrealized		Unrealized net
	value	Gains	Losses	gains (losses)
At December 31, 2008
Fixed income securities	$42,446	$1,921	$(8,611)	$(6,690)
Equity securities	82	1	(25)	(24)
Short-term investments	3,858	4	(1)	3
Derivative instruments (1)	16	23	(9)	14
Unrealized net capital gains and losses, pre-tax				(6,697)
Amounts recognized for:
Insurance reserves				(378)
DAC and DSI				3,493
Amounts recognized				3,115
Deferred income taxes				1,245
Unrealized net capital gains and losses, after-tax				$(2,337)

(1)   Included in the fair value of derivative securities are $4 million classified as assets and $(12) million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the six months ended June 30, 2009 is as follows:

($ in millions)
Fixed income securities	$955
Equity securities	20
Short-term investments	(3)
Derivative instruments	(25)
Total	947
Amounts recognized for:
Insurance reserves	378
DAC and DSI	568
Increase in amounts recognized	946
Deferred income taxes	(659)
Increase in unrealized net capital gains and losses	$1,234

Portfolio monitoring

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made a decision to sell or whether it is more likely than not the Company will be required to sell for reasons such as liquidity, contractual or regulatory purposes before recovery of the amortized cost basis.  If a security meets either of these criteria, the security’s decline in fair value is deemed other than temporary and is recorded in earnings.

If the Company has not made the decision to sell the fixed income security and it is not more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis, the Company evaluates if it expects to receive cash flows sufficient to recover the entire amortized cost basis of the security by comparing the estimated recovery value calculated by discounting the best estimate of future cash flows at the security’s effective rate prior to impairment with the amortized cost of the security.  If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss attributed to other factors recognized in OCI.

For equity securities, the Company considers various factors, including whether the Company has the intent and ability to hold the equity security for a period of time sufficient to recover its cost basis.  Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the equity security’s decline in fair value is considered other than temporary and is recorded in earnings.

Our portfolio monitoring process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities and cost for equity securities, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, as well as others for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security.  Inherent in the Company’s evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition of the issue or issuer and its future earnings potential.  Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; 2) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, geographic location and implications of rating agency actions and offering prices; and 3) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months (1)			12 months or more (1)			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
At June 30, 2009
Fixed income securities
U.S. government and agencies	7	$581	$(8)	—	$—	$—	$(8)
Municipal	202	1,856	(236)	163	749	(313)	(549)
Corporate	452	5,430	(527)	721	7,462	(1,486)	(2,013)
Foreign government	20	278	(13)	11	94	(6)	(19)
RMBS	275	805	(56)	324	1,720	(1,385)	(1,441)
CMBS	102	878	(306)	322	2,045	(1,449)	(1,755)
ABS	20	104	(53)	188	1,104	(1,064)	(1,117)
Redeemable preferred stock	1	1	—	1	10	(4)	(4)
Total fixed income securities (2)	1,079	9,933	(1,199)	1,730	13,184	(5,707)	(6,906)
Equity securities	13	99	(9)	2	16	(2)	(11)
Total fixed income and equity securities	1,092	$10,032	$(1,208)	1,732	$13,200	$(5,709)	$(6,917)

Investment grade fixed income securities	987	$9,376	$(1,014)	1,380	$11,519	$(4,110)	$(5,124)
Below investment grade fixed income securities	92	557	(185)	350	1,665	(1,597)	(1,782)
Total fixed income securities	1,079	$9,933	$(1,199)	1,730	$13,184	$(5,707)	$(6,906)

At December 31, 2008
Fixed income securities
Municipal	400	$2,460	$(653)	26	$199	$(43)	$(696)
Corporate	1,282	12,781	(1,779)	446	4,344	(1,776)	(3,555)
Foreign government	43	304	(53)	2	13	(12)	(65)
RMBS	209	1,154	(293)	226	973	(729)	(1,022)
CMBS	289	2,646	(786)	176	901	(1,206)	(1,992)
ABS	61	348	(100)	166	926	(1,175)	(1,275)
Redeemable preferred stock	3	9	(6)	—	—	—	(6)
Total fixed income securities	2,287	19,702	(3,670)	1,042	7,356	(4,941)	(8,611)
Equity securities	39	55	(25)	—	—	—	(25)
Total fixed income and equity securities	2,326	$19,757	$(3,695)	1,042	$7,356	$(4,941)	$(8,636)

Investment grade fixed income securities	2,104	$18,791	$(3,343)	906	$6,757	$(4,481)	$(7,824)
Below investment grade fixed income securities	183	911	(327)	136	599	(460)	(787)
Total fixed income securities	2,287	$19,702	$(3,670)	1,042	$7,356	$(4,941)	$(8,611)

(1)     The aging of unrealized losses, and therefore the time period category of aging, as of June 30, 2009 was reset to the historical point of impairment for securities impacted by the adoption of FSP FAS 115-2.  December 31, 2008 balances have not been restated.

(2)     Unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which the Company has recorded a credit loss in earnings total $75 million for the less than 12 month category and $330 million for the 12 months or greater category.

As of June 30, 2009, $1.33 billion of unrealized losses are related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $1.33 billion, $1.21 billion are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating from the NAIC of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch or Dominion, or aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

As of June 30, 2009, the remaining $5.59 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost.  Of the $5.59 billion, $1.67 billion are related to below investment grade fixed income securities and $10 million are related to equity securities.  Of these amounts,

$1.01 billion of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of June 30, 2009.  Unrealized losses on below investment grade securities are principally related to rising interest rates or changes in credit spreads.  Unrealized losses on equity securities are primarily related to equity market fluctuations.  The other securities comprising the $3.91 billion of unrealized losses were evaluated based on factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent’s bankruptcy.

Unrealized losses on residential mortgage-backed, asset-backed and commercial mortgage-backed holdings were evaluated based on credit ratings, as well as the performance of the underlying collateral relative to the securities’ positions in the securities’ respective capital structure.  The unrealized losses on residential mortgage-backed and asset-backed securities were evaluated with credit enhancements from bond insurers where applicable.   The unrealized losses on municipal bonds that had credit enhancements from bond insurers were evaluated on the quality of the underlying security.  These investments were determined to have adequate resources to fulfill contractual obligations.

As of June 30, 2009, the Company did not have the intent to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of June 30, 2009, the Company had the intent and ability to hold the equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnership impairment

As of June 30, 2009 and December 31, 2008, equity-method limited partnership interests totaled $535 million and $627 million, respectively.  The Company recognizes a loss in value for equity-method investments when evidence demonstrates that it is other-than-temporarily impaired.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.  The Company did not have any write-downs for the three months ended June 30, 2009 and 2008 or the six months ended June 30, 2008 related to equity-method limited partnership interests.  The Company had write-downs of $5 million for the six months ended June 30, 2009 related to equity-method limited partnership interests.

As of June 30, 2009 and December 31, 2008, the carrying value for cost-method limited partnership interests was $501 million and $560 million, respectively, which primarily included limited partnership interests in fund investments.  The fair value for cost-method investments is estimated to be equivalent to the reported net asset value of the underlying funds.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuations of the investments held by limited partnerships; or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company uses a screening process to identify those investments whose net asset value is below established thresholds for certain periods of time, and investments that are performing below expectations for consideration for inclusion on its watch-list.  The Company had write-downs of $21 million and $4 million for the three months ended June 30, 2009 and 2008, respectively, and write-downs of $110 million and $7 million for the six months ended June 30, 2009 and 2008, respectively, related to cost method investments that were other-than-temporarily impaired.

5.  Fair Value of Assets and Liabilities

The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Assets and liabilities recorded on the Condensed Consolidated Statements of Financial Position at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented with the host contract in fixed income securities.  As of June 30, 2009, 68.9% of total assets are measured at fair value and 0.8% of total liabilities are measured at fair value.

Summary of significant valuation techniques for assets and liabilities measured at fair value on a recurring basis

Level 1 measurements

•                  Fixed income securities:  Comprise U.S. Treasuries.  Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

•                  Equity securities:  Comprise actively traded, exchange-listed U.S. and international equity securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

•                  Short-term:  Comprise actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.

•                  Separate account assets:  Comprise actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access.  Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

Level 2 measurements

•                  Fixed income securities:

Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Also includes privately placed securities which have market-observable external ratings from independent third party rating agencies.

Municipal:  Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Included in municipals are auction rate securities (“ARS”) other than those backed by student loans.  ARS backed by student loans are included in Level 3.

U.S. government and agencies:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

CMBS:  Valuation is principally based on inputs including quoted prices for identical or similar assets in markets that are not active.

Redeemable preferred stock; U.S. government sponsored entities (“U.S. Agency”); Prime residential mortgage-backed securities (“Prime”); Foreign government; ABS - credit card, auto and student loans:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

•                  Equity securities:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

•                  Short-term:  Commercial paper and other short-term investments are valued based on quoted prices for identical or similar assets in markets that are not active or amortized cost.

•                  Other investments:  Free-standing exchange listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.

OTC derivatives, including interest rate swaps, foreign currency swaps, foreign exchange forward contracts and certain credit default swaps, are valued using models that rely on inputs such as interest rate yield curves, currency rates and adjustment for counterparty credit risks that are observable for substantially the full term of the contract.  The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

•                  Contractholder funds:  Derivatives embedded in certain annuity contracts are valued based on internal models that rely on inputs such as interest rate yield curves and equity index volatility assumptions that are market observable for substantially the full term of the contract.  The valuation techniques are widely accepted in the financial services industry and do not include significant judgment.

Level 3 measurements

•                  Fixed income securities:

Corporate:  Valued based on non-binding broker quotes.

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

Municipal:  ARS primarily backed by student loans that have become illiquid due to failures in the auction market and municipal bonds that are not rated by third party credit rating agencies but are generally rated by the NAIC are included in Level 3.  ARS backed by student loans are valued based on a discounted cash flow model with certain inputs to the valuation model that are significant to the valuation, but are not market observable, including estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.  Non-rated municipal bonds are valued based on valuation models that are widely accepted in the financial services industry and are categorized as Level 3 as a result of the significance of non-market observable inputs, which may include projections of future cash flows.

Subprime residential mortgage-backed securities (“Subprime”); Alt-A residential mortgage-backed securities (“Alt-A”):  Subprime and Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.  Certain Subprime and Alt-A are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all Subprime and Alt-A are categorized as Level 3.

Other collateralized debt obligations (“CDO”):  Valued based on non-binding broker quotes received from brokers who are familiar with the investments.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all collateralized loan obligations (“CLO”), including synthetic collateralized debt obligations are categorized as Level 3.

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

ABS - credit card, auto, student loans and other:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain ABS are categorized as Level 3.

•                  Other investments:  Certain free-standing OTC derivatives, such as interest rate caps and floors, certain credit default swaps and OTC options (including swaptions), are valued using valuation models that are widely accepted in the financial services industry.  Non-market observable inputs such as volatility assumptions may be significant to the valuation of the instruments.

•                  Contractholder funds:  Derivatives embedded in annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities.  The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data.  These are categorized as Level 3 as a result of the significance of non-market observable inputs.

Assets and liabilities measured at fair value on a non-recurring basis

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2009:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of June 30,
	(Level 1)	(Level 2)	(Level 3)	netting(1)	2009
Assets:
Fixed income securities:
U.S. government and agencies	$662	$2,675	$—		$3,337
Municipal	—	3,536	687		4,223
Corporate	—	15,640	9,504		25,144
Foreign government	—	1,787	—		1,787
RMBS	—	3,100	1,411		4,511
CMBS	—	2,224	887		3,111
ABS	—	52	1,257		1,309
Redeemable preferred stock	—	10	1		11
Total fixed income securities	662	29,024	13,747		43,433
Equity securities	113	39	26		178
Short-term investments	235	1,890	—		2,125
Other investments:
Free-standing derivatives	—	627	30	$(380)	277
Separate account assets	8,193	—	—		8,193
Other assets	—	—	2		2
Total recurring basis assets	9,203	31,580	13,805	(380)	54,208
Non-recurring basis (2)	—	—	225		225
Total assets at fair value	$9,203	$31,580	$14,030	$(380)	$54,433
% of total assets at fair value	16.9%	58.0%	25.8%	(0.7)%	100.0%

Liabilities:
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(120)	$(155)		$(275)
Other liabilities:
Free-standing derivatives	—	(507)	(129)	$316	(320)
Total liabilities at fair value	$—	$(627)	$(284)	$316	$(595)
% of total liabilities at fair value	—%	105.4%	47.7%	(53.1)%	100.0%

(1)

The Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At June 30, 2009, the right to reclaim cash collateral was offset by securities held, and the obligation to return collateral was $64 million.

(2)

Includes $144 million of mortgage loans, $37 million of limited partnership interests and $44 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	netting(1)	2008
Assets
Fixed income securities:
U.S. government and agencies	$276	$3,411	$—		$3,687
Municipal	—	2,605	703		3,308
Corporate	—	14,402	9,867		24,269
Foreign government	—	2,100	—		2,100
RMBS	—	2,162	1,811		3,973
CMBS	—	3,320	410		3,730
ABS	—	28	1,341		1,369
Redeemable preferred stock	—	9	1		10
Total fixed income securities	276	28,037	14,133		42,446
Equity securities	1	54	27		82
Short-term investments	342	3,516	—		3,858
Other investments:
Free-standing derivatives	—	605	13	$(480)	138
Separate account assets	8,239	—	—		8,239
Other assets	(1)	—	1		—
Total recurring basis assets	8,857	32,212	14,174	(480)	54,763
Non-recurring basis (2)	—	—	244		244
Total assets at fair value	$8,857	$32,212	$14,418	$(480)	$55,007
% of total assets at fair value	16.1%	58.6%	26.2%	(0.9)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(37)	$(265)		$(302)
Other liabilities:
Free-standing derivatives	—	(1,118)	(106)	$460	(764)
Total liabilities at fair value	$—	$(1,155)	$(371)	$460	$(1,066)
% of total liabilities at fair value	—%	108.4%	34.8%	(43.2)%	100.0%

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

The following table provides a summary of changes in fair value during the three-month period ended June 30, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.  Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table below.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for financial
	Balance as of March 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of June 30, 2009		instruments still held at June 30, 2009 (3)
Assets
Fixed income securities:
Municipal	$633	$—	$26	$(6)	$34	$687		$—
Corporate	9,496	(5)	568	(548)	(7)	9,504		(18)
RMBS	1,550	(40)	97	(34)	(162)	1,411		(41)
CMBS	719	(72)	255	(2)	(13)	887		(72)
ABS	1,056	(26)	242	(15)	—	1,257		(27)
Redeemable preferred stock	1	—	—	—	—	1		—
Total fixed income securities	13,455	(143)	1,188	(605)	(148)	13,747		(158)
Equity securities	26	—	—	—	—	26		—
Other investments:
Free-standing derivatives, net	(152)	47	—	6	—	(99	)(2)	52
Other assets	3	(1)	—	—	—	2		(1)
Total recurring Level 3 assets	$13,332	$(97)	$1,188	$(599)	$(148)	$13, 676		$(107)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(291)	$131	$—	$5	$—	$(155)		$131
Total recurring Level 3 liabilities	$(291)	$131	$—	$5	$—	$(155)		$131

(1)

The effect to net income totals $34 million and is reported in the Condensed Consolidated Statements of Operations as follows: $(110) million in realized capital gains and losses, $13 million in net investment income and $(131) million in contract benefits.

(2)	Comprises $30 million of assets and $(129) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $24 million and are reported in the Condensed Consolidated Statements of Operations as follows: $(122) million in realized capital gains and losses, $14 million in net investment income, $(1) million in interest credited to contractholder funds, and $(131) million in contract benefits.

The following table provides a summary of changes in fair value during the six-month period ended June 30, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for financial
	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of June 30, 2009		instruments still held at June 30, 2009 (3)
Assets
Fixed income securities:
Municipal	$703	$—	$7	$(13)	$(10)	$687		$—
Corporate	9,867	(57)	624	(872)	(58)	9,504		(68)
RMBS	1,811	(34)	(122)	(82)	(162)	1,411		(39)
CMBS	410	(104)	173	(17)	425	887		(94)
ABS	1,341	(155)	246	(129)	(46)	1,257		(152)
Redeemable preferred stock	1	—	—	—	—	1		—
Total fixed income securities	14,133	(350)	928	(1,113)	149	13,747		(353)
Equity securities	27	—	(1)	—	—	26		—
Other investments:
Free-standing derivatives, net	(93)	38	—	(44)	—	(99	)(2)	44
Other assets	1	1	—	—	—	2		1
Total recurring Level 3 assets	$14,068	$(311)	$927	$(1,157)	$149	$13,676		$(308)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(265)	$105	$—	$5	$—	$(155)		$105
Total recurring Level 3 liabilities	$(265)	$105	$—	$5	$—	$(155)		$105

(1)

The effect to net income totals $(206) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(359) million in realized capital gains and losses, $49 million in net investment income, $1 million in interest credited to contractholder funds, and $(105) million in contract benefits.

(2)	Comprises $30 million of assets and $(129) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(203) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(357) million in realized capital gains and losses, $48 million in net investment income, $(1) million in interest credited to contractholder funds, and $(105) million in contract benefits.

The following table provides a summary of changes in fair value during the three-month period ended June 30, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for financial
	Balance as of March 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of June 30, 2008		instruments still held at June 30, 2008 (3)
Assets
Fixed income securities:
Municipal	$213	$—	$(20)	$—	$611	$804		$—
Corporate	11,889	(41)	(177)	(262)	(65)	11,344		(62)
RMBS	2,516	(277)	160	(107)	—	2,292		(277)
CMBS	627	(348)	307	(47)	4	543		(323)
ABS	2,492	(3)	(74)	(85)	47	2,377		(2)
Total fixed income securities	17,737	(669)	196	(501)	597	17,360		(664)
Equity securities	57	(1)	(3)	13	(39)	27		(1)
Other investments:
Free-standing derivatives, net	(35)	—	—	10	—	(25	)(2)	32
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 assets	$17,761	$(670)	$193	$(478)	$558	$17,364		$(633)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(10)	$(11)	$—	$1	$—	$(20)		$(11)
Total recurring Level 3 liabilities	$(10)	$(11)	$—	$1	$—	$(20)		$(11)

(1)

The effect to net income totals $(681) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(682) million in realized capital gains and losses, $13 million in net investment income, $1 million in interest credited to contractholder funds, and $11 million in contract benefits.

(2)	Comprises $44 million of assets and $(69) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(644) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(646) million in realized capital gains and losses, $13 million in net investment income, and $11 million in contract benefits.

The following table provides a summary of changes in fair value during the six-month period ended June 30, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for financial
	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of June 30, 2008		instruments still held at June 30, 2008 (3)
Assets
Fixed income securities:
Municipal	$231	$—	$(21)	$(11)	$605	$804		$—
Corporate	11,845	(54)	(207)	(345)	105	11,344		(89)
RMBS	3,034	(415)	(107)	(220)	—	2,292		(397)
CMBS	790	(346)	155	(60)	4	543		(318)
ABS	2,930	(13)	(365)	(222)	47	2,377		(15)
Total fixed income securities	18,830	(828)	(545)	(858)	761	17,360		(819)
Equity securities	61	(2)	(6)	13	(39)	27		(2)
Other investments:
Free-standing derivatives, net	(6)	(31)	—	12	—	(25	)(2)	14
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 assets	$18,887	$(861)	$(551)	$(833)	$722	$17,364		$(807)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(25)	$—	$1	$—	$(20)		$(25)
Total recurring Level 3 liabilities	$4	$(25)	$—	$1	$—	$(20)		$(25)

(1)

The effect to net income totals $(886) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(882) million in realized capital gains and losses, $25 million in net investment income, $4 million in interest credited to contractholder funds and $25 million in contract benefits.

(2)	Comprises $44 million of assets and $(69) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(832) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(831) million in realized capital gains and losses, $25 million in net investment income, $1 million in interest credited to contractholder funds and $25 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value as of June 30, 2009.

Financial assets

($ in millions)	June 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$9,203	$7,546	$10,012	$8,700
Limited partnership interests - cost basis	501	445	560	541
Bank loans	625	533	981	675
Intercompany notes	250	210	250	185

The fair value of mortgage loans is based on discounted contractual cash flows or if the loans are impaired due to credit reasons, the lower of discounted contractual cash flows or fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of limited partnership interests accounted for on the cost basis is determined using reported net asset values of the underlying funds.  The fair value of bank loans, which are reported in other investments on the Condensed Consolidated Statements of Financial Position, are valued based on broker quotes from brokers familiar with the loans and current market conditions.  The fair value of intercompany notes is based on discounted cash flow calculations using current interest rates for instruments with comparable terms.

Financial liabilities

($ in millions)	June 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$41,241	$38,644	$45,989	$42,484
Surplus notes due to related parties	650	594	650	566
Liability for collateral	690	690	340	340

The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for credit risk.  Deferred annuities included in contractholder funds are valued using discounted cash flow models which incorporate market value margins, which are based on the cost of holding economic capital, and the Company’s own credit risk.  Immediate annuities without life contingencies and fixed rate funding agreements are valued at the present value of future benefits using market implied interest rates which include the Company’s own credit risk.

The fair value of surplus notes due to related parties is based discounted cash flow calculations using current interest rates for instruments with comparable terms and considers the Company’s own credit risk.  The liability for collateral is valued at carrying value due to its short-term nature.

6.  Derivative Financial Instruments

The Company primarily uses derivatives for risk management and asset replication.  In addition, the Company has derivatives embedded in non-derivative “host” contracts, which are required to be separated from the host contracts and accounted for at fair value as derivative instruments.  With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.  The Company does not use derivatives for trading purposes.  Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133 to permit the application of SFAS No. 133’s hedge accounting model.

The Company uses derivatives to partially mitigate potential adverse impacts from changes in credit spreads.  Credit default swaps are typically used to mitigate the credit risk within the Company’s fixed income portfolios.  The Company uses foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements and holding foreign currency denominated investments.

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

When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges.  The Company designates certain of its interest rate and foreign currency swap contracts and certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item.  The Company designates certain of its foreign currency swap contracts as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income.  Amounts are reclassified to net investment income or realized capital gains and losses as the hedged item affects net income.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC free-standing derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of June 30, 2009, the Company pledged $14 million of securities in the form of margin deposits.

The net impact to pre-tax income for derivatives includes valuation and settlements of derivatives.  For those derivatives which qualify for fair value hedge accounting, net income includes the changes in the fair value of the hedged risk, and therefore reflects any hedging ineffectiveness.  For cash flow hedges, gains and losses amortized from accumulated other comprehensive income are reported in net income.  For embedded derivatives in convertible fixed income securities and equity-indexed notes, net income includes the change in fair value of the embedded derivative and accretion income related to the host instrument.

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statements of Financial Position at June 30, 2009.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$1,054	n/a	$(104)	$—	$(104)
Foreign currency swap agreements	Other investments	38	n/a	(4)	—	(4)
Foreign currency and interest rate swap agreements	Other investments	723	n/a	212	212	—
Total		$1,815	n/a	$104	$212	$(108)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$2,481	n/a	$74	$98	$(24)
Interest rate cap and floor agreements	Other investments	2,619	n/a	—	13	(13)
Financial futures contracts and options	Other assets	n/a	2,727	—	—	—
Equity and index contracts
Options, financial futures and warrants	Other investments	79	21,450	201	201	—
Options, financial futures and warrants	Other assets	n/a	232	—	—	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	75	n/a	2	3	(1)
Embedded derivative financial instruments
Conversion options in fixed income securities	Fixed income securities	345	n/a	102	104	(2)
Equity-indexed call options in fixed income securities	Fixed income securities	665	n/a	77	77	—
Credit default contracts
Credit Default Swaps — Buying Protection	Other investments	118	n/a	—	3	(3)
Credit Default Swaps — Selling Protection	Other investments	176	n/a	(40)	—	(40)
Other contracts
Other contracts	Other investments	75	n/a	—	—	—
Other contracts	Other assets	6	n/a	2	2	—
Total		$6,639	24,409	$418	$501	$(83)

Total derivative assets		$8,454	24,409	$522	$713	$(191)

(1)     Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded.  (n/a = not applicable)

($ in millions, except number of contracts)	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$2,099	n/a	$(205)	$—	$(205)
Foreign currency swap agreements	Other liabilities & accrued expenses	189	n/a	(8)	5	(13)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	147	n/a	29	29	—
Foreign currency and interest rate swap agreements	Contractholder funds	n/a	n/a	18	18	—
Total		$2,435	n/a	$(166)	$52	$(218)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$1,925	n/a	$13	$52	$(39)
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,091	n/a	(5)	16	(21)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	500	—	—	—
Equity and index contracts
Options, financial futures and warrants	Other liabilities & accrued expenses	24	21,465	(87)	—	(87)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	40	n/a	—	—	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,000	n/a	(93)	—	(93)
Guaranteed withdrawal benefits	Contractholder funds	744	n/a	(62)	—	(62)
Other embedded derivative financial instruments	Contractholder funds	4,264	n/a	(121)	—	(121)
Credit default contracts
Credit Default Swaps — Buying Protection	Other liabilities & accrued expenses	590	n/a	(13)	7	(20)
Credit Default Swaps — Selling Protection	Other liabilities & accrued expenses	310	n/a	(62)	—	(62)
Total		$11,988	21,965	$(430)	$75	$(505)

Total derivative liabilities		$14,423	21,965	$(596)	$127	$(723)

Total derivatives		$22,877	46,374	$(74)

(1)     Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded.  (n/a = not applicable)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Financial Position.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be $1 million during the next twelve months.

($ in millions)	Three months ended June 30, 2009	Six months ended June 30, 2009
Effective portion
Loss recognized in OCI on derivatives during the period	$(28)	$(24)
Loss recognized in OCI on derivatives during the term of the hedging relationship	$(11)	$(11)
Gain reclassified from AOCI into income (net investment income)	$—	$1
Gain reclassified from AOCI into income (realized capital gains and losses)	$1	$1
Ineffective portion and amount excluded from effectiveness testing
Gain recognized in income on derivatives (realized capital gains and losses)	$—	$—

The following table presents gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended June 30, 2009
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$71	$6	$—	$(1)	$76
Foreign currency and interest rate contracts	—	(2)	—	90	88
Subtotal	71	4	—	89	164

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	218	—	—	218
Equity and index contracts	—	(3)	—	32	29
Embedded derivative financial instruments	—	25	133	(68)	90
Foreign currency contracts	—	(1)		—	(1)
Credit default contracts	—	(23)	—	—	(23)
Other contracts	—	—	—	(4)	(4)
Subtotal	—	216	133	(40)	309
Total	$71	$220	$133	$49	$473

	Six months ended June 30, 2009
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$78	$10	$—	$(13)	$75
Foreign currency and interest rate contracts	—	(3)	—	60	57
Subtotal	78	7	—	47	132

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	274	—	—	274
Equity and index contracts	—	—	—	9	9
Embedded derivative financial instruments	—	2	110	(85)	27
Credit default contracts	—	6	—	—	6
Other contracts	—	—	—	(1)	(1)
Subtotal	—	282	110	(77)	315
Total	$78	$289	$110	$(30)	$447

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended June 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$—	$79	$(79)	$—
Net investment income	105	—	—	(105)
Realized capital gains and losses	6	(2)	—	—
Total	$111	$77	$(79)	$(105)

	Six months ended June 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$44	$(18)	$—
Net investment income	145	—	—	(145)
Realized capital gains and losses	10	(3)	—	—
Total	$129	$41	$(18)	$(145)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of June 30, 2009, counterparties pledged $64 million in cash and $29 million in securities to the Company, and the Company pledged $182 million in securities to counterparties which includes $136 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $46 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).

($ in millions)	June 30, 2009				December 31, 2008
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$331	$8	$1	1	$236	$5	$5
A+	4	5,581	85	24	2	242	8	8
A	2	1,285	40	15	2	1,730	35	15
A-	1	166	21	21	1	216	25	25
Total	8	$7,363	$154	$61	6	$2,424	$73	$53

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

Certain of the Company’s derivative instruments contain credit-risk-contingent termination events, cross-default provisions and credit support annex agreements.  Credit-risk-contingent termination events allow the counterparties to terminate the derivative on certain dates if ALIC’s or Allstate Life Insurance Company of New York’s (“ALNY”) financial strength credit ratings by Moody’s or S&P fall below a certain level or in the event ALIC or ALNY are no longer rated by both Moody’s and S&P.  Credit-risk-contingent cross-default provisions allow the counterparties to terminate the derivative instruments if the Company defaults by pre-determined threshold amounts on certain debt instruments.  Credit-risk-contingent credit support annex agreements specify the amount of collateral the Company must post to counterparties based on ALIC’s or ALNY’s financial strength credit ratings by Moody’s or S&P, or in the event ALIC or ALNY are no longer rated by both Moody’s and S&P.

The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position as of June 30, 2009, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)

Gross liability fair value of contracts containing credit-risk-contingent features	$498
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(300)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(136)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$62

Credit derivatives — selling protection

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of June 30, 2009:

($ in millions)	Notional amount credit rating underlying notional
	AAA	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$—	$10	$55	$71	$15	$151	$(8)
Municipal	—	25	—	—	—	25	(8)
Subtotal	—	35	55	71	15	176	(16)
First-to-default
Investment grade corporate debt	—	—	45	45	—	90	(3)
Municipal	—	20	135	—	—	155	(40)
Subtotal	—	20	180	45	—	245	(43)
Index
Investment grade corporate debt	1	5	21	25	13	65	(43)
Total	$1	$60	$256	$141	$28	$486	$(102)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2008:

($ in millions)	Notional amount credit rating underlying notional
	AAA	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$10	$—	$115	$91	$—	$216	$(10)
High yield debt	—	—	—	—	6	6	(3)
Municipal	—	25	—	—	—	25	(11)
Sovereign	—	—	—	20	5	25	(1)
Subtotal	10	25	115	111	11	272	(25)
First-to-default
Investment grade corporate debt	—	—	30	60	—	90	(5)
Municipal	—	120	35	—	—	155	(43)
Subtotal	—	120	65	60	—	245	(48)
Total	$10	$145	$180	$171	$11	$517	$(73)

In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default (“FTD”) structure or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement.  With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the referenced entity’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed.  With FTD baskets, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names.  CDX index is utilized to take a position on multiple (generally 125) reference entities.  Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference credit.  If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement.  In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset.  When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at time of settlement.  For CDX index, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration.  The maximum payout on a CDS is the contract notional amount.  A physical settlement may afford the Company with recovery rights as the new owner of the asset.

The Company monitors risk associated with credit derivatives through individual name credit limits at both a credit derivative and a combined cash instrument/credit derivative level.  The ratings of individual names for which protection has been sold are also monitored.

7.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Premiums and contract charges
Direct	$555	$569	$1,100	$1,128
Assumed
Affiliate	25	15	50	30
Non-affiliate	6	6	11	12
Ceded—non-affiliate	(195)	(218)	(390)	(446)

Premiums and contract charges, net of reinsurance	$391	$372	$771	$724

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Contract benefits
Direct	$480	$488)	$1,239)	$983
Assumed
Affiliate	18	9	33	18
Non-affiliate	6	8	14	14
Ceded—non-affiliate	(147)	(162	(595	(331)

Contract benefits, net of reinsurance	$357	$343	$691	$684

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest credited to contractholder funds
Direct	$551	$551	$1,117	$1,164
Assumed
Affiliate	2	3	5	6
Non-affiliate	3	3	6	7
Ceded—non-affiliate	(8)	(8)	(15)	(18)

Interest credited to contractholder funds, net of reinsurance	$548	$549	$1,113	$1,159

8.    Guarantees and Contingent Liabilities

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $172 million at June 30, 2009.  The obligations associated with these fixed income securities expire at various dates during the next five years.

Related to the disposal through reinsurance of substantially all of the Company’s variable annuity business to Prudential Financial, Inc. and its subsidiary in 2006, the Company has agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and liabilities specifically excluded from the transaction) that the Company has agreed to retain.  In addition, the Company will indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and its agents, including in connection with the Company’s provision of transition services.  The Reinsurance Agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2009.

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

•      For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection.  The Company reviews these matters on an ongoing basis and follows the provisions of SFAS No. 5, Accounting for Contingencies, when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

•      These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court granted AIC’s motions for summary judgment.  Following plaintiffs’ filing of a notice of appeal, the U.S. Court of Appeals for the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time.  In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Third Circuit along with the merits of the appeal.  In July 2009, the Third Circuit vacated the decision which granted AIC’s summary judgment motions, remanded the cases to the trial court for additional discovery, and directed that the cases be reassigned to another trial court judge.

•      The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  AIC’s interlocutory appeal from the partial summary judgment was granted.  In June 2008, the U.S. Court of Appeals for the Eighth Circuit affirmed summary judgment in the EEOC’s favor.  In September 2008, the Eighth Circuit granted AIC’s petition for rehearing en banc and vacated its earlier decision affirming the trial court’s grant of summary judgment in favor of the EEOC.  The Eighth Circuit then dismissed AIC’s appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.

•      A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted AIC’s motion to dismiss the case.  Following plaintiffs’ filing of a notice of appeal, the U.S. Court of Appeals for the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time.   In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Third Circuit along with the merits of the appeal.  In July 2009, the Third Circuit vacated the decision which granted AIC’s motion to dismiss the case, remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge.

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

9.  Income Taxes

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the six-month period ended June 30 is as follows:

($ in millions)	2009		2008

Statutory federal income tax rate - (benefit)	$(110)	(35.0)%	$(265)	(35.0)%
Dividends received deduction	(6)	(1.9)	(9)	(1.1)
Other	1	0.3	(2)	(0.3)
Valuation allowance	137	43.6	—	—
Effective income tax rate - expense (benefit)	$22	7.0%	$(276)	(36.4)%

The valuation allowance for deferred tax assets of $9 million at December 31, 2008 was released during the six-month period ended June 30, 2009, primarily due to a reduction in capital losses that have not been recognized for tax purposes and a reduction in gross unrealized losses on equity securities.  Income tax expense for the six months ended June 30, 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of FSP FAS 115-2 on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  The release of the valuation allowance is related to the reversal of previously recorded other-than-temporary impairment write-downs that would not have been recorded under FSP FAS 115-2.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.

During the second quarter of 2009, the Corporation received the Internal Revenue Service’s (“IRS”) audit report related to the examination of federal income tax returns filed for years 2005 and 2006.  The Corporation has protested certain adjustments to the Appeals Division of the IRS.  Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

10.    Other Comprehensive Income

The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2009			2008
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$2,625	$(1,021)	$1,604	$(843)	$296	$(547)
Less: reclassification adjustment of realized capital gains and losses	(49)	17	(32)	(902)	316	(586)
Unrealized net capital gains and losses	2,674	(1,038)	1,636	59	(20)	39
Other comprehensive income	$2,674	$(1,038)	1,636	$59	$(20)	39
Net loss			—			(368)
Comprehensive income (loss)			$1,636			$(329)

	Six months ended June 30,
	2009			2008
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$2,471	$(964)	$1,507	$(1,678)	$587	$(1,091)
Less: reclassification adjustment of realized capital gains and losses	(102)	36	(66)	(1,121)	392	(729)
Unrealized net capital gains and losses	2,573	(1,000)	1,573	(557)	195	(362)
Other comprehensive income (loss)	$2,573	$(1,000)	1,573	$(557)	$195	(362)
Net loss			(336)			(483)
Comprehensive income (loss)			$1,237			$(845)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of June 30, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the condensed consolidated financial statements, the Company changed its presentation and method of accounting for other-than-temporary impairments of debt securities.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

August 11, 2009

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

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

HIGHLIGHTS

•                  We broke even (no net income or net loss) in the second quarter of 2009 compared to a net loss of $368 million in the second quarter of 2008.  Net loss was $336 million and $483 million in the first six months of 2009 and 2008, respectively.

•                  Net realized capital gains totaled $122 million in the second quarter of 2009 compared to net realized capital losses of $932 million in the second quarter of 2008.  Net realized capital gains totaled $84 million in the first six months of 2009 compared to net realized capital losses of $1.36 billion in the first six months of 2008.

•                  Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), was adopted April 1, 2009 resulting in the reclassification of $733 million of previously recorded other-than-temporary impairment write-downs from retained income to unrealized capital losses.  The cumulative effect of adoption, net of related deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and tax adjustments, was an increase in retained income of $481 million and a decrease in unrealized net capital gains and losses of $339 million, with a net benefit to equity of $142 million.  The benefit to equity resulted from a decrease in the deferred tax asset valuation allowance.

•                  Income tax expense for the first six months of 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of FSP FAS 115-2 on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.

•                  Investments as of June 30, 2009 decreased 3.0% to $57.96 billion from $59.77 billion as of December 31, 2008.  Net investment income decreased 19.6% to $741 million in the second quarter and 19.6% to $1.54 billion in the first six months of 2009 from $922 million and $1.91 billion in the second quarter and first six months of 2008, respectively.

•                  Contractholder fund deposits for the second quarter and first six months of 2009 reflect deposits on individual products of $972 million and $1.93 billion, respectively, and no deposits on institutional products compared to deposits on individual and institutional products of $1.56 billion and $2.50 billion, respectively, in the second quarter of 2008, and $2.59 billion and $4.16 billion, respectively, in the first six months of 2008.

•                  Restructuring charges of $2 million and $19 million in the second quarter and first six months of 2009, respectively, in connection with our initiative to lower operating expenses, with targeted annual savings of $90 million beginning in 2011.

•                  Institutional product liabilities totaling $1.39 billion were redeemed in the second quarter of 2009 in connection with cash tender offers announced in May 2009.  The purpose of the tender offers was to reduce the amount of outstanding obligations and related interest expense.  A pre-tax gain of $3 million was recognized in the second quarter of 2009 primarily as a result of certain of the liabilities being settled at a discount.

OPERATIONS

Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Premiums	$154	$147	$306	$287
Contract charges	237	225	465	437
Net investment income	741	922	1,538	1,914
Realized capital gains and losses	122	(932)	84	(1,360)
Total revenues	1,254	362	2,393	1,278

Costs and expenses
Contract benefits	(357)	(343)	(691)	(684)
Interest credited to contractholder funds	(548)	(549)	(1,113)	(1,159)
Amortization of DAC	(268)	56	(697)	6
Operating costs and expenses	(81)	(98)	(170)	(185)
Restructuring and related charges	(2)	—	(19)	—
Interest expense	(10)	(3)	(21)	(6)
Total costs and expenses	(1,266)	(937)	(2,711)	(2,028)

Gain (loss) on disposition of operations	1	—	4	(9)
Income tax benefit (expense)	11	207	(22)	276
Net loss	$—	$(368)	$(336)	$(483)

Investments at June 30			$57,957	$70,755

Net loss We broke even (no net income or loss) in the second quarter of 2009 compared to a net loss of $368 million in the second quarter of 2008.  Net loss was $336 million and $483 million in the first six months of 2009 and 2008, respectively.  The improvements of $368 million and $147 million in the second quarter and first six months of 2009, respectively, were primarily due to net realized capital gains in the current year periods compared to net realized capital losses in the prior year periods, partially offset by higher amortization of DAC and lower investment income.  A $142 million increase in the valuation allowance relating to the deferred tax asset on capital losses that was recorded in the first quarter of 2009 also partially offset the favorable change in realized capital gains and losses in the first six months of 2009.  This valuation allowance was released in connection with our adoption in the second quarter of 2009 of FSP FAS 115-2; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.

Analysis of Revenues Total revenues increased $892 million in the second quarter of 2009 and $1.12 billion in the first six months of 2009, compared to the same periods of 2008, due primarily to net realized capital gains in the current year periods compared to net realized capital losses in the prior year periods, partially offset by lower net investment income.

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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Premiums
Traditional life insurance (1)	$97	$92	$193	$181
Immediate annuities with life contingencies	34	36	68	66
Accident, health and other	23	19	45	40
Total premiums	154	147	306	287

Contract charges
Interest-sensitive life insurance (1)	226	211	442	410
Fixed annuities	11	13	23	26
Variable annuities	—	1	—	1
Total contract charges (2)	237	225	465	437

Total premiums and contract charges	$391	$372	$771	$724

(1)	To conform to the current period presentation, certain amounts in the prior period have been reclassified.

(2)

Total contract charges for the second quarter of 2009 and 2008 include contract charges related to the cost of insurance totaling $147 million and $143 million, respectively. Total contract charges for the first six months of 2009 and 2008 include contract charges related to the cost of insurance totaling $297 million and $277 million, respectively.

Total premiums increased 4.8% and 6.6% in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008 due primarily to lower reinsurance on traditional life insurance and higher sales of accident and health insurance.

Total contract charges increased 5.3% and 6.4% in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008 due primarily to higher contract charges on interest-sensitive life insurance products resulting from increases in certain policy administration fees.

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Contractholder funds, beginning balance	$54,876	$60,191	$56,780	$60,464

Deposits
Fixed annuities	635	1,237	1,270	1,923
Institutional products (funding agreements)	—	2,498	—	4,158
Interest-sensitive life insurance	337	326	659	666
Total deposits	972	4,061	1,929	6,747

Interest credited	502	586	1,020	1,197

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(2,552)	(2,243)	(4,503)	(4,130)
Benefits	(394)	(419)	(825)	(880)
Surrenders and partial withdrawals	(918)	(1,051)	(1,839)	(2,034)
Contract charges	(213)	(202)	(419)	(399)
Net transfers from separate accounts	2	7	6	12
Fair value hedge adjustments for institutional products	78	(67)	30	(1)
Other adjustments (1)	(55)	23	119	(90)
Total maturities, benefits, withdrawals and other adjustments	(4,052)	(3,952)	(7,431)	(7,522)
Contractholder funds, ending balance	$52,298	$60,886	$52,298	$60,886

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

Contractholder funds decreased 4.7% in the second quarter of 2009 compared to an increase of 1.2% in the second quarter of 2008, and decreased 7.9% in the first six months of 2009 compared to an increase of 0.7% in the first six months of 2008.  Average contractholder funds decreased 11.5% and 10.1% in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008.

Contractholder deposits decreased 76.1% and 71.4% in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008 primarily because there were no issuances of institutional products in the second quarter and first six months of 2009 compared to $2.50 billion and $4.16 billion of issuances in the second quarter and first six months of 2008, respectively.  Sales of our institutional products vary from period to period based on management’s assessment of market conditions, investor demand and operational priorities such as our current focus on reducing our concentration in spread based products.  Deposits on fixed annuities decreased 48.7% and 34.0% in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008 due to pricing actions relating to our efforts to improve returns on new business and reduce our concentration in spread based products.

Maturities and retirements of institutional products increased 13.8% or $309 million to $2.55 billion in the second quarter of 2009 and 9.0% or $373 million to $4.50 billion in the first six months of 2009, from $2.24 billion in the second quarter of 2008 and $4.13 billion in the first six months of 2008.  These increases were primarily due to the redemption of $1.39 billion of institutional product liabilities in accordance with cash tender offers announced in May 2009, partially offset by lower retirements of extendible institutional market obligations.  During the second quarter and first six months of 2009, we retired $80 million and $1.44 billion, respectively, of extendible institutional market obligations for which investors had elected to non-extend their maturity date.  This compares to retirements of extendible institutional market obligations totaling $1.14 billion and $2.39 billion in the second quarter and first six months of 2008, respectively.  All of our outstanding extendible institutional market contracts, which totaled $9 million as of June 30, 2009, have non-extended and become due by July 31, 2009.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 12.7% to $918 million in the second quarter of 2009 and 9.6% to $1.84 billion in the first six months of 2009 from $1.05 billion and $2.03 billion in the second quarter and first six months of 2008, respectively, due to lower surrenders and partial withdrawals on deferred fixed annuities partially offset by higher surrenders and partial withdrawals on interest-sensitive life insurance products.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 8.7% in the first six months of 2009 compared to 9.7% in the first six months of 2008.

Net investment income decreased 19.6% or $181 million to $741 million in the second quarter of 2009 and 19.6% or $376 million to $1.54 billion in the first six months of 2009 from $922 million and $1.91 billion in the second quarter and first six months of 2008, respectively.  For further discussion of net investment income, see the Investments section of the MD&A.

Net realized capital gains and losses reflected net gains of $122 million and $84 million in the second quarter and first six months of 2009, respectively, compared to net losses of $932 million and $1.36 billion in the same periods of 2008, respectively.  For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of Costs and Expenses Total costs and expenses increased 35.1% or $329 million in the second quarter of 2009 and 33.7% or $683 million in the first six months of 2009, compared with the same periods of 2008, due to higher amortization of DAC and, to a lesser extent, increased contract benefits and restructuring and related charges, partially offset by lower operating costs and expenses and interest credited to contractholder funds.

Contract benefits increased 4.1% or $14 million in the second quarter of 2009 and 1.0% or $7 million in the first six months of 2009, compared to the same periods of 2008.  The increase in the second quarter of 2009 was primarily due to unfavorable mortality experience on annuities and interest-sensitive life insurance, partially offset by improved mortality experience on traditional life insurance products.  In the first six months of 2009, the increase primarily reflects unfavorable mortality experience on interest-sensitive life insurance, partially offset by improved mortality experience on traditional life insurance products and annuities.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $140 million and $279 million in the second quarter and first six months of 2009, respectively, compared to $137 million and $276 million in the second quarter and first six months of 2008, respectively.  The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Life insurance	$99	$92	$208	$182
Annuities	(15)	(8)	(17)	(26)
Total benefit spread	$84	$84	$191	$156

Benefit spread was consistent in the second quarter of 2009 and increased 22.4% or $35 million in the first six months of 2009 compared to the same periods of 2008.  In the second quarter of 2009, higher premiums on accident and health insurance business, increased contract charges on interest-sensitive life insurance products for the cost of insurance and improved mortality experience on traditional life insurance products were offset by unfavorable mortality experience on annuities and interest-sensitive life insurance.  In the first six months of 2009, the increase was primarily the result of increased contract charges on interest-sensitive life insurance products for the cost of insurance and improved mortality experience on traditional life insurance products and annuities, partially offset by unfavorable mortality experience on interest-sensitive life insurance.

Interest credited to contractholder funds decreased 0.2% or $1 million in the second quarter of 2009 and 4.0% or $46 million in the first six months of 2009, compared to the same periods of 2008.  These declines were due primarily to lower average contractholder funds, partially offset by unfavorable changes in amortization of DSI.

Amortization of DSI for the second quarter and first six months of 2009 reflected a charge to income of $53 million and $110 million, respectively, compared to a credit to income of $24 million and $15 million for the second quarter and first six months of 2008, respectively.  The unfavorable changes of $77 million and $125 million in the second quarter and first six months of 2009, respectively, were predominately the result of unfavorable changes in amortization relating to realized capital gains and losses.  In addition, the comparison of the first six months of 2009 to the same period of 2008 was unfavorably impacted by the acceleration of amortization relating to our annual comprehensive review of assumptions in the first quarter.  The acceleration of amortization of DSI due to changes in assumptions increased interest credited to contractholder funds by $38 million in the first quarter of 2009 compared to amortization deceleration which decreased interest credited to contractholder funds by $1 million in the first quarter of 2008.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Annuities	$(3)	$132	$14	$247
Life insurance	7	14	6	29
Institutional products	6	16	23	43
Net investment income on investments supporting capital	43	74	103	160
Total investment spread	$53	$236	$146	$479

Investment spread declined 77.5% or $183 million in the second quarter of 2009 and 69.5% or $333 million in the first six months of 2009, compared to the same periods of 2008.  These declines were due primarily to lower net investment income and increased amortization of DSI.

To further analyze investment spreads, the following tables summarize the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2009	2008	2009	2008	2009	2008
Interest-sensitive life insurance	5.4%	6.1%	4.5%	4.6%	0.9%	1.5%
Deferred fixed annuities	4.7	5.5	3.7	3.8	1.0	1.7
Immediate fixed annuities with and without life contingencies	6.3	6.9	6.5	6.5	(0.2)	0.4
Institutional products	3.0	3.9	2.2	3.2	0.8	0.7
Investments supporting capital, traditional life and other products	2.6	5.5	N/A	N/A	N/A	N/A

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2009	2008	2009	2008	2009	2008
Interest-sensitive life insurance	5.4%	6.1%	4.6%	4.6%	0.8%	1.5%
Deferred fixed annuities	4.9	5.6	3.7	3.7	1.2	1.9
Immediate fixed annuities with and without life contingencies	6.3	6.9	6.5	6.5	(0.2)	0.4
Institutional products	3.2	4.5	2.2	3.7	1.0	0.8
Investments supporting capital, traditional life and other products	3.3	5.8	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	June 30,
	2009	2008
Immediate fixed annuities with life contingencies	$8,402	$8,328
Other life contingent contracts and other	3,806	4,020
Reserve for life-contingent contract benefits	$12,208	$12,348

Interest-sensitive life insurance	$9,477	$9,117
Deferred fixed annuities	33,382	34,049
Immediate fixed annuities without life contingencies	3,876	3,864
Institutional products	4,570	13,266
Market value adjustments related to fair value hedges and other	993	590
Contractholder funds	$52,298	$60,886

Amortization of DAC increased $324 million in the second quarter of 2009 and $703 million in the first six months of 2009, compared to the same periods of 2008, due primarily to an unfavorable change in amortization relating to realized capital gains and losses.  In addition, the comparison of the first six months of 2009 to the same period of 2008 was unfavorably impacted by the acceleration of amortization relating to our annual comprehensive review of assumptions in the first quarter.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(109)	$(115)	$(233)	$(241)
(Amortization) accretion relating to realized capital gains and losses (1)	(159)	171	(186)	224
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”)	—	—	(278)	23
Total amortization of DAC	$(268)	56	$(697)	$6

(1) The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

During the first quarter of 2009, we completed our annual comprehensive review of the profitability of investment products to determine DAC balances for our interest-sensitive life, annuities and other investment contracts.  The review covered assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  This review resulted in an acceleration of DAC amortization (charge to income) of $278 million pre-tax.  $289 million related to fixed annuities, of which $210 million was attributable to market value adjusted annuities, and $18 million related to variable life insurance.  Partially offsetting these amounts was amortization deceleration (credit to income) for interest-sensitive life insurance of $29 million.  The principal assumption impacting estimated future gross profits and the related DAC amortization was an increase in the level of expected realized capital losses in 2009 and 2010.  This resulted in the majority of the market value adjusted annuity DAC balance being reduced to zero since the product is estimated to have no gross profits.  Market value adjusted annuity DAC will not be recapitalized while there are no estimated gross profits.  Reduced estimated future gross profits for traditional fixed annuities and variable life insurance resulted in accelerated DAC amortization.  For our interest-sensitive life insurance products, the amortization deceleration was due to higher estimated future gross profits due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses

In the first quarter of 2008, our annual comprehensive review of the profitability of investment products resulted in the deceleration of DAC amortization (credit to income) for changes in assumptions of $23 million, of which $17 million related to fixed annuities and $6 million related to interest-sensitive and variable life insurance.  The first quarter 2008 net amortization deceleration of $17 million on fixed annuities was due primarily to higher than expected investment spreads partially offset by increased expenses.  The first quarter 2008 net amortization deceleration of $6 million on interest-sensitive and variable life insurance products was due to higher than expected benefit spreads partially offset by increased expenses.

Operating costs and expenses decreased 17.3% and 8.1% in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Non-deferrable acquisition costs	$22	$19	$44	$40
Other operating costs and expenses	59	79	126	145
Total operating costs and expenses	$81	$98	$170	$185

Restructuring and related charges	$2	$—	$19	$—

Non-deferrable acquisition costs increased 15.8% or $3 million and 10.0% or $4 million in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008, due to higher non-deferrable commissions related to interest-sensitive life insurance products and higher premium tax expense.  Also reflected in the increase in the first six months of 2009 is an increase in non-deferrable commissions related to structured settlement annuities.  Other operating costs and expenses decreased 25.3% or $20 million and 13.1% or $19 million in the second quarter and first six months of 2009, respectively, compared to the same periods of 2008, due primarily to our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.  In the first six months of 2009, the favorable impact of our expense reduction strategies was partially offset by the absence in the current year period of a servicing fee paid by Prudential Financial Inc. (“Prudential”) for our servicing of variable annuity business that we reinsured to them during a transition period that ended in the second quarter of 2008.

During the second quarter and first six months of 2009, restructuring and related charges of $2 million and $19 million, respectively, were recorded in connection with our previously announced plan to improve efficiency and narrow our focus of product offerings.  In accordance with this plan, among other actions, we continue to anticipate the reduction of approximately 1,000 workforce positions through a combination of attrition and position elimination in 2009 and 2010.  This reduction reflects approximately 30% of our work force at the time the plan was initiated.  Reductions in workforce positions combined with other actions completed as of June 30, 2009 reflect approximately 70% of our targeted annual savings of $90 million beginning in 2011.

Income tax benefit of $11 million for the second quarter of 2009 compared to a benefit of $207 million for the second quarter of 2008 and income tax expense of $22 million for the first six months of 2009 compared to a benefit of $276 million for the same period in the prior year.  The decrease in the benefit of $196 million in the second quarter of 2009 was mostly attributable to the decline in the pre-tax net loss in the second quarter of 2009 compared to the second quarter of 2008.  The increase in expense of $298 million in the first six months of 2009 was primarily the result of a reduction in the pre-tax net loss in the first six months of 2009 compared to the same period in the prior year and an increase in the valuation allowance relating to the deferred tax asset on capital losses.  Income tax expense for the first six months of 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of FSP FAS 115-2 on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  For further discussion of changes in this valuation allowance see the Deferred Taxes section of the MD&A.

INVESTMENT HIGHLIGHTS

•                  Investments as of June 30, 2009 totaled $57.96 billion, a decrease of 3.0% from $59.77 billion as of December 31, 2008.

•                  Unrealized net capital losses totaled $5.75 billion as of June 30, 2009, declining from $6.70 billion as of December 31, 2008.

•                  Net investment income was $741 million in the second quarter of 2009, a decrease of 19.6% from $922 million in the second quarter of 2008, and $1.54 billion in the first six months of 2009, a decrease of 19.6% from $1.91 billion in the first six months of 2008.

•                  Net realized capital gains were $122 million in the second quarter of 2009 compared to net realized capital losses of $932 million in the second quarter of 2008, and net realized capital gains of $84 million in the first six months of 2009 compared to net realized capital losses of $1.36 billion in the first six months of 2008.

•                  During the first six months of 2009, our fixed income and mortgage loan portfolio generated cash flows totaling $3.91 billion which are available to take advantage of market opportunities and manage liabilities.

•                  Adoption of FSP FAS 115-2 on April 1, 2009 resulted in the reclassification of $733 million of previously recorded other-than-temporary impairment write-downs from retained income to unrealized capital losses.  Of this amount 58% relates to impairment write-downs and 42% relates to intent write-downs.  The balance comprised 4% from 2007 and prior, 91% from 2008, and 5% from 2009.  Of those from 2008, 70% and 12% of the initial write-downs were recognized during the second and third quarters, respectively.

INVESTMENTS

We continued to focus strategic risk mitigation efforts towards managing portfolio risk and overall exposure to commercial real estate, while our return optimization efforts focus on investing in new opportunities to generate income and capital appreciation.

•                  Commercial real estate exposure was reduced by 12.1% or $2.03 billion as of June 30, 2009 compared to December 31, 2008 primarily through targeted dispositions and principal repayments from borrowers.

•                  Net investment income for the quarter and the six months ended June 30, 2009 has been impacted by lower investment yields in short-term and variable rate securities, as well as decreased average investment balances.

•                  Increased market stability drove a more positive market outlook and improved liquidity in the portfolios, which led us to deploy more than $2.50 billion of short-term investments and cash receipts into fixed income securities to generate income and capital appreciation.

The composition of the investment portfolio at June 30, 2009 is presented in the table below.

($ in millions)	Investments	Percent to total
Fixed income securities (1)	$43,433	74.9%
Mortgage loans	9,203	15.9
Equity securities (2)	178	0.3
Limited partnership interests (3)	1,036	1.8
Short-term (4)	2,125	3.7
Policy loans	805	1.4
Other	1,177	2.0
Total	$57,957	100.0%

(1)          Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $49.17 billion.

(2)          Equity securities are carried at fair value.  Cost basis for these securities was $182 million.

(3)          We have commitments to invest in additional limited partnership interests totaling $937 million.

(4)          Short-term investments are carried at fair value.  Amortized cost basis for these investments was $2.13 billion.

Total investments decreased to $57.96 billion at June 30, 2009, from $59.77 billion at December 31, 2008, due to net reductions in contractholder obligations of $4.48 billion primarily from maturities and retirements of institutional products, partially offset by higher valuations resulting from significant tightening in credit spreads for certain fixed income securities and the March 2009 capital contribution of $250 million from Allstate Insurance Company (“AIC”).

Fixed income securities are listed in the table below.

($ in millions)	Fair value at June 30, 2009	Percent to total investments	Fair value at December 31, 2008	Percent to total investments
U.S. government and agencies	$3,337	5.7%	$3,687	6.2%
Municipal	4,223	7.3	3,308	5.5
Corporate	25,144	43.4	24,269	40.6
Foreign government	1,787	3.1	2,100	3.5
Residential mortgage-backed securities (“RMBS”)	4,511	7.8	3,973	6.7
Commercial mortgage-backed securities (“CMBS”)	3,111	5.4	3,730	6.2
Asset-backed securities (“ABS”)	1,309	2.2	1,369	2.3
Redeemable preferred stock	11	—	10	—
Total fixed income securities	$43,433	74.9%	$42,446	71.0%

At June 30, 2009, 94.2% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

Municipal Bonds are summarized in the table below by Moody’s equivalent rating as of June 30, 2009.

($ in millions)	Par value	Amortized cost	Fair value	Unrealized gain/(loss)	Fair value as a percent of amortized cost
Non - zero-coupon:
Rating
Aaa	$683	$686	$645	$(41)	94.0%
Aa	1,242	1,230	1,196	(34)	97.2
A	877	876	848	(28)	96.8
Baa	504	503	453	(50)	90.1
Ba or lower	71	58	42	(16)	72.4
Subtotal (1)	$3,377	$3,353	$3,184	$(169)	95.0

Zero-coupon:
Rating
Aaa	$8	$6	$7	$1	116.7
Aa	884	362	325	(37)	89.8
A	1,024	470	394	(76)	83.8
Baa	3,541	521	313	(208)	60.1
Subtotal	$5,457	$1,359	$1,039	$(320)	76.4
Total:
Aaa	$691	$692	$652	$(40)	94.2
Aa	2,126	1,592	1,521	(71)	95.5
A (2)	1,901	1,346	1,242	(104)	92.3
Baa	4,045	1,024	766	(258)	74.8
Ba or lower (2)	71	58	42	(16)	72.4
Total (3)	$8,834	$4,712	$4,223	$(489)	89.6

(1) Includes auction rate securities (“ARS”) with par value of $710 million, amortized cost of $710 million, fair value of $643 million and unrealized capital losses of $67 million.  For a more detailed discussion on ARS, see the Allstate Life Insurance Company Annual Report on Form 10-K for 2008.

(2) Includes pre-refunded municipals with fair values of $21 million of A and $3 million of Ba or lower at June 30, 2009.  Pre-refunded municipals are generally escrowed by Aaa rated securities, such as U.S. government or governmental agency securities.

(3) Municipal bonds with a fair value of $1.86 billion are insured by six bond insurers.

The unrealized net capital loss of $489 million at June 30, 2009 in our municipal bond portfolio was the result of higher yields and wider credit spreads since the time of initial purchase, which were largely due to the macroeconomic conditions and credit market deterioration that has persisted into 2009.

Included in our municipal bond holdings at June 30, 2009 are $17 million of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and also internally rated by us.  Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process which includes, among other things, an assessment of the credit quality, structure, and liquidity risks of the issue.

Corporate bonds as of June 30, 2009, included $12.97 billion or 51.6% of publicly-traded corporate bonds and $12.17 billion or 48.4% of privately placed corporate bonds, compared to $11.91 billion or 49.1% of publicly-traded corporate bonds and $12.36 billion or 50.9% of privately placed corporate bonds at December 31, 2008.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  Privately placed corporate securities are rated by the NAIC in instances when information is provided to them.  Approximately 41.4% of the privately placed corporate securities in our portfolio are rated by an independent rating agency.  Hybrid securities totaling $601 million are included in the publicly-traded corporate bonds and $875 million are included in the privately placed corporate bonds.  Hybrid securities have attributes most similar to those of fixed income securities such as stated interest rates, mandatory redemption dates or an interest rate step-up feature which may incent the issuer to redeem the security at a specified call date.

The following table summarizes the corporate fixed income portfolio by Moody’s equivalent rating as of June 30, 2009.

($ in millions)	Corporate-public
	Non-hybrid		Hybrid		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Rating
Aaa	$720	$10	$—	$—	$720	$10
Aa	685	—	25	2	710	2
A	3,935	35	127	(47)	4,062	(12)
Baa	6,237	(127)	302	(151)	6,539	(278)
Ba or lower	795	(130)	147	(93)	942	(223)
Total	$12,372	$(212)	$601	$(289)	$12,973	$(501)

	Corporate-privately placed securities
	Non-hybrid		Hybrid		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Rating
Aaa	$423	$14	$—	$—	$423	$14
Aa	854	(1)	52	—	906	(1)
A	2,975	7	440	(152)	3,415	(145)
Baa	5,814	(354)	268	(160)	6,082	(514)
Ba or lower	1,230	(187)	115	(124)	1,345	(311)
Total	$11,296	$(521)	$875	$(436)	$12,171	$(957)

	Total Corporate
	Non-hybrid		Hybrid		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Rating
Aaa	$1,143	$24	$—	$—	$1,143	$24
Aa	1,539	(1)	77	2	1,616	1
A	6,910	42	567	(199)	7,477	(157)
Baa	12,051	(481)	570	(311)	12,621	(792)
Ba or lower	2,025	(317)	262	(217)	2,287	(534)
Total	$23,668	$(733)	$1,476	$(725)	$25,144	$(1,458)

The unrealized net capital loss of $1.46 billion at June 30, 2009 was driven primarily by the macroeconomic conditions and credit market deterioration that has persisted into 2009.  While credit spreads have tightened in the second quarter of 2009 from the historically high levels observed in the prior two quarters, they remain wider than levels at initial purchase in the lower rated sectors.  This is particularly evident in our non-hybrid Baa and lower rated holdings, which contributed $798 million of the unrealized net capital loss.  The other significant driver of unrealized net capital losses in our corporate bond portfolio was from hybrid securities, which contributed $725 million of the unrealized loss.  While these securities are generally issued by investment grade-rated financial institutions, they have structural features which make them more sensitive to credit market deterioration.  Specifically, features allowing deferral of payment have severely impacted prices as the global financial system continues to endure significant stress.  Hybrid corporate fixed income securities are assessed for other-than-temporary impairment as fixed income securities, when they are expected to perform like a fixed income security.  However, when credit-related reasons increase the risk of deferred payment, they may be assessed for other-than-temporary impairment in a manner similar to equity securities.  There were four hybrid corporate fixed income securities with a fair value of $12 million which were assessed and written down in the second quarter of 2009 for other-than-temporary impairment as equity securities.

The following table shows additional details of our hybrid securities reported in corporate fixed income securities as of June 30, 2009.

($ in millions)	United Kingdom (“UK”)		Europe (non-UK)		Asia/Australia		North America		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
Tier 2:
Public	$31	$(17)	$73	$(11)	$10	$(1)	$—	$—	$114	$(29)
Privately placed securities	4	—	52	(4)	87	(2)	—	—	143	(6)
Subtotal	35	(17)	125	(15)	97	(3)	—	—	257	(35)
Tier 1:
Public	64	(45)	89	(55)	22	(3)	312	(157)	487	(260)
Privately placed securities	66	(77)	304	(185)	213	(66)	149	(102)	732	(430)
Subtotal	130	(122)	393	(240)	235	(69)	461	(259)	1,219	(690)
Total hybrids:
Public	95	(62)	162	(66)	32	(4)	312	(157)	601	(289)
Privately placed securities	70	(77)	356	(189)	300	(68)	149	(102)	875	(436)
Total	$165	$(139)	$518	$(255)	$332	$(72)	$461	$(259)	$1,476	$(725)

Collateralized RMBS, CMBS and ABS securities are detailed in the following table by Moody’s equivalent rating as of June 30, 2009.

($ in millions)	Fair value	Percent to total investments	Aaa	Aa	A	Baa	Ba or Lower
RMBS
U.S. government sponsored entities	$2,703	4.7%	100.0%	—	—	—	—
Subprime residential mortgage-backed securities (“Subprime”) (1):
Subprime non-insured	775	1.3	17.0	38.3%	9.2%	8.3%	27.2%
Subprime insured	203	0.4	—	16.3	0.5	7.9	75.3
Total Subprime	978	1.7	13.5	33.7	7.4	8.2	37.2
Prime residential mortgage-backed securities (“Prime”)	520	0.9	87.1	4.6	4.4	—	3.9
Alt-A residential mortgage-backed securities (“Alt-A”)	310	0.5	34.8	4.5	6.5	16.5	37.7
Total RMBS	$4,511	7.8%

CMBS	$3,111	5.4%	79.7	8.6	9.1	1.9	0.7

ABS
Other collateralized debt obligations (“other CDO”):
Cash flow collateralized loan obligations (“CLO”)	$551	1.0%	42.3	26.1	9.1	10.0	12.5
Synthetic CDO	49	0.1	12.2	—	14.3	14.3	59.2
Trust preferred CDO	56	0.1	—	1.8	19.6	—	78.6
Market value CDO	36	—	—	33.3	8.3	2.8	55.6
Project finance CDO	36	—	—	27.8	52.8	19.4	—
CDOs that invest in other CDOs (“CDO squared”)	1	—	—	—	—	—	100.0
Collateralized bond obligations	18	—	—	—	—	55.6	44.4
Other CLO	38	0.1	100.0	—	—	—	—
Total other CDO	785	1.3	35.3	21.3	11.4	10.2	21.8

Other asset-backed securities (“other ABS”):
Auto	85	0.2	22.3	36.5	9.4	31.8	—
Credit card	81	0.1	35.8	—	53.1	11.1	—
Student loan	9	—	100.0	—	—	—	—
Other	349	0.6	15.5	12.6	18.1	28.9	24.9
Total other ABS (2)	524	0.9	21.2	14.3	21.8	26.1	16.6
Total ABS	$1,309	2.2%

(1) Subprime was previously referred to as asset-backed residential mortgage-backed securities (“ABS RMBS”) and included in the ABS category.

(2) 24.0% of other ABS that are rated Aa, A and Baa were insured by four bond insurers.

During the second quarter of 2009, certain financial sectors continued to experience depressed prices due to continued market and liquidity disruptions.  We experienced this illiquidity and disruption in certain of our RMBS, CMBS and ABS fixed income securities, particularly in our Subprime, Prime, Alt-A, CMBS and other CDO portfolios.  These portfolios totaled $5.70 billion, or 9.8% of our total investments at June 30, 2009.  Other securities markets, including certain other asset-backed and real estate-backed securities markets, also experienced illiquidity, but to a lesser degree.

We determine the fair values of securities comprising these illiquid portfolios by obtaining information from an independent third-party valuation service provider and brokers.  We confirmed the reasonableness of the fair value of these portfolios as of June 30, 2009 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies.

The following table summarizes our illiquid portfolios as of June 30, 2009.

($ in millions)	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Unrealized gain/(loss)
RMBS
Subprime	$2,408	$2,166	89.9%	$978	40.6%	$(1,188)
Prime	612	605	98.9	520	85.0	(85)
Alt-A	522	471	90.2	310	59.4	(161)

CMBS	4,996	4,848	97.0	3,111	62.3	(1,737)

ABS
Other CDO	2,187	1,791	81.9	785	35.9	(1,006)
Total	$10,725	$9,881	92.1	$5,704	53.2	$(4,177)

(1) The difference between par value and amortized cost of $844 million is primarily attributable to write-downs.  Both amounts have been reduced by principal payments.

The following table presents realized capital gains and losses and principal transactions relating to our illiquid portfolios.

($ in millions)	Realized capital gains and losses			Principal transactions
	Sales	Impairment write-downs	Change in intent write-downs	Sales	Principal received	Acquired
Three months ended June 30, 2009
RMBS
Subprime	$1	$(41)	$—	$4	$53	$14
Prime	—	—	—	—	44	9
Alt-A	—	(3)	—	2	9	25

CMBS	(16)	(44)	—	709	28	—

ABS
Other CDO	—	(28)	—	6	10	34
Total	$(15)	$(116)	$—	$721	$144	$82

Six months ended June 30, 2009
RMBS
Subprime	$1	$(46)	$(6)	$7	$107	$14
Prime	—	—	—	8	62	9
Alt-A	3	(11)	(1)	14	16	25

CMBS	(29)	(46)	(7)	787	54	—

ABS
Other CDO	(3)	(158)	—	8	12	34
Total	$(28)	$(261)	$(14)	$824	$251	$82

Securities included in our illiquid portfolios with a fair value less than 70% of amortized cost as of June 30, 2009 are shown in the following table.

($ in millions)	Fair value	Unrealized gain/(loss)
RMBS
Subprime	$680	$(1,119)
Prime	46	(36)
Alt-A	136	(134)

CMBS	853	(1,501)

ABS
Other CDO	471	(964)
Total	$2,186	$(3,754)

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

The cash flows of the underlying mortgages or collateral for RMBS, CMBS and ABS are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure which would originally qualify for a rating of Aaa is referred to as the “Aaa class” and typically has priority in receiving the principal repayments on the underlying mortgages.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings including other “junior” or “subordinate” Aaa securities.  For certain senior Aaa classes of CMBS, the losses may be shared pro-rata.  The underlying mortgages have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)), or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

RMBS totaled $4.51 billion, with 88.9% rated investment grade, at June 30, 2009.  The RMBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.  The credit risk associated with our RMBS is mitigated due to the fact that 59.9% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies.

Subprime includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  $739 million or 75.6% of the Subprime portfolio consisted of securities that were issued during 2005, 2006 and 2007.  At June 30, 2009, 11.8% of securities issued during 2005, 2006 and 2007 were rated Aaa, 26.0% rated Aa, 7.2% rated A, 7.7% rated Baa and 47.3% rated Ba or lower.

The following table presents additional information about our Subprime portfolio including a summary by first and second lien collateral at June 30, 2009.

($ in millions)	Fair value	Percent to total investments
First lien:
Fixed rate (1)	$312	0.5%
Variable rate (1)	493	0.9
Total first lien (2)	805	1.4
Second lien :
Insured	133	0.2
Other	36	0.1
Total second lien (3)	169	0.3
Other	4	—
Total Subprime	$978	1.7%

(1) Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2) The original credit ratings of the first lien Subprime, which may not be consistent with current ratings due to downgrades, were 59.8% Aaa, 36.0% Aa and 4.2% A at June 30, 2009.

(3) The original credit ratings of the second lien Subprime, which may not be consistent with current ratings due to downgrades, were 97.5% Aaa and 2.5% Aa at June 30, 2009.

The following table includes first lien non-insured Subprime by vintage year and the interest rate characteristics of the underlying mortgage product at June 30, 2009.

($ in millions)	Fair value
	Variable	Fixed		Amortized	Unrealized
	rate	rate	Total	cost (1)	gain/(loss)
2007	$57	$114	$171	$454	$(283)
2006	130	80	210	417	(207)
2005	124	39	163	336	(173)
Pre-2005	164	27	191	324	(133)
Total	$475	$260	$735	$1,531	$(796)

(1) Amortized cost includes other-than-temporary impairment charges, as applicable.

We also own $36 million of second lien Subprime non-insured securities, representing 39.1% of amortized cost; $9 million, or 25.0%, of this portfolio are 2006 and 2007 vintage years.  Together with the first lien non-insured Subprime in the table above, this comprises $771 million of non-insured Subprime.

At June 30, 2009, $203 million or 20.8% of the total Subprime securities are insured by four bond insurers and 24.7% of these insured securities were rated investment grade.  The following table shows our insured Subprime portfolio at June 30, 2009 by vintage year for the first lien and second lien collateral.

($ in millions)	Vintage year				Fair	Amortized	Unrealized
	2007	2006	2005	Pre-2005	value	cost (1)	gain/(loss)
First lien	$23	$5	$33	$9	$70	$124	$(54)
Second lien	65	48	4	16	133	405	(272)
Total insured Subprime (2)	$88	$53	$37	$25	$203	$529	$(326)

(1) Amortized cost includes other-than-temporary impairment charges, as applicable.

(2) The evaluation for other-than-temporary impairment through our portfolio monitoring process considers the current claims paying resources of the individual bond insurers.

Prime are collateralized by residential mortgage loans issued to prime borrowers.  The following table shows our Prime portfolio as of June 30, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year
Capital structure						Fair	Amortized	Unrealized
classification (1)	2009	2007	2006	2005	Pre-2005	value	cost (2)	gain/(loss)
Aaa — Fixed rate	$—	$77	$33	$70	$252	$432	$485	$(53)
Aaa — Hybrid	4	—	—	41	31	76	102	(26)
Aa — Fixed rate	—	—	—	—	7	7	8	(1)
A — Hybrid	—	—	—	2	—	2	7	(5)
Baa — Hybrid	—	—	—	3	—	3	3	—
Total	$4	$77	$33	$116	$290	$520	$605	$(85)

(1) Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

Alt-A can be issued by trusts backed by pools of residential mortgages with either fixed or variable interest rates.  The mortgage pools include residential mortgage loans issued to borrowers with stronger credit profiles than subprime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of June 30, 2009, $268 million of the Alt-A were fixed rate and $42 million were variable rate.

The following table shows our Alt-A portfolio at June 30, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year
Capital structure				Pre-	Fair	Amortized	Unrealized
classification (1)	2007	2006	2005	2005	value	cost (2)	gain/(loss)
Aaa — Fixed rate	$24	$16	$81	$129	$250	$366	$(116)
Aaa — Hybrid	—	—	—	6	6	9	(3)
Aaa — Option adjustable rate mortgage	—	—	—	—	—	3	(3)
Aa — Fixed rate	—	3	2	—	5	7	(2)
Aa — Hybrid	—	—	—	—	—	1	(1)
Aa — Option adjustable rate mortgage	—	—	1	4	5	25	(20)
A — Hybrid	—	—	7	—	7	11	(4)
Baa — Hybrid	—	12	—	—	12	24	(12)
Ba or lower — Fixed	13	—	—	—	13	13	—
Ba or lower — Hybrid	—	—	12	—	12	12	—
Total	$37	$31	$103	$139	$310	$471	$(161)

(1) Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

CMBS totaled $3.11 billion, with 99.1% rated investment grade, at June 30, 2009.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Of the CMBS investments, 94.2% are traditional conduit transactions collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as large loan pools and single borrower transactions.

The following table shows our CMBS portfolio at June 30, 2009 based upon vintage year and our participation in the capital structure, excluding commercial real estate collateralized debt obligations (“CRE CDO”).

($ in millions) Capital structure	Par	Amortized	Fair	Unrealized
classification (1)	value	cost (2)	value	gain/(loss)
Aaa
2007:
Super senior (3)	$373	$369	$285	$(84)
Mezzanine senior (4)	130	122	60	(62)
Subordinated senior (5)	532	497	164	(333)
Other (6)	95	98	33	(65)
Subtotal	1,130	1,086	542	(544)
2006:
Super senior (3)	78	78	63	(15)
Mezzanine senior (4)	81	77	46	(31)
Subordinated senior (5)	314	299	112	(187)
Other (6)	75	76	42	(34)
Subtotal	548	530	263	(267)
2005:
Super senior (3)	282	284	257	(27)
Mezzanine senior (4)	22	22	13	(9)
Subordinated senior (5)	108	112	57	(55)
Other (6)	115	115	76	(39)
Subtotal	527	533	403	(130)
Pre-2005 (7)	1,290	1,299	1,201	(98)
Aaa total	3,495	3,448	2,409	(1,039)

Aa	1,082	1,105	540	(565)
A	330	272	157	(115)
Baa	30	14	3	(11)
Total CMBS (8)	$4,937	$4,839	$3,109	$(1,730)

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

(8) Excludes CRE CDO with par value of $59 million, amortized cost of $9 million, fair value of $2 million and unrealized capital losses of $7 million.

The unrealized net capital loss of $1.73 billion at June 30, 2009 on our CMBS portfolio was the result of wider credit spreads, which was largely due to the macroeconomic conditions and credit market deterioration that has persisted into 2009.  While CMBS spreads have tightened during the second quarter of 2009, credit spreads in all rating classes remain wider than initial purchase levels, which is particularly evident in our subordinated senior Aaa and lower rated securities.  These holdings accounted for $1.40 billion, or 81.2%, of the unrealized net capital loss.  Our analysis suggests that the vast majority of our CMBS portfolio is well insulated from a severe rise in commercial mortgage default rates.

ABS totaled $1.31 billion, with 84.3% rated investment grade, at June 30, 2009.  Credit risk is managed by monitoring the performance of the collateral.  In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance.  A portion of the ABS portfolio is also subject to interest rate risk since ultimate realized yields are affected by the rate of prepayment of the underlying assets.

Other CDO totaled $785 million, with 78.2% rated investment grade, at June 30, 2009.  Other CDO consist primarily of obligations secured by high yield and investment grade corporate credits including cash flow CLO, synthetic CDO, trust preferred CDO, market value CDO, project finance CDO, CDO squared, collateralized bond obligations and other CLO.

The following table presents realized and unrealized capital gains and losses on our other CDO portfolio.

($ in millions)	Realized capital gains and losses
	Three months ended June 30, 2009		Six months ended June 30, 2009		Unrealized
	Sales	Impairment write-downs	Sales	Impairment write-downs	gain/(loss) as of June 30, 2009
Other CDO
Cash flow CLO	$—	$(10)	$—	$(38)	$(633)
Synthetic CDO	—	(18)	(4)	(18)	(186)
Trust preferred CDO	—	—	—	(17)	(92)
Market value CDO	—	—	1	(11)	(40)
Project finance CDO	—	—	—	—	(37)
CDO squared	—	—	—	(74)	(11)
Collateralized bond obligations	—	—	—	—	(7)
Other CLO	—	—	—	—	—
Total	$—	$(28)	$(3)	$(158)	$(1,006)

Cash flow CLO are structures where the underlying assets are primarily comprised of below investment grade senior secured corporate loans.  The collateral is actively managed by external managers that monitor the collateral performance.  The underlying investments are well diversified across industries and among issuers.  A transaction will typically issue notes with various capital structure class (i.e. Aaa, Aa, A, etc.) as well as equity-like tranches.  In general, these securities are structured with overcollaterization (“OC”) ratios and performance is impacted by downgrades, defaults and recoveries of the underlying assets within the structures.  Downgrades of underlying assets, along with increased defaults reduce OC ratios over time.  A violation of the senior OC test, usually at the Aaa level, could result in an event of default of the structure.  This would give the controlling class certain rights which could include diverting cash flows or liquidating the underlying portfolio to pay off the senior liabilities.  The following table shows our cash flow CLO portfolio at June 30, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)	Vintage year
Capital structure						Fair	Amortized	Unrealized
classification (1)	2008	2007	2006	2005	Pre-2005	value	cost (2)	gain/(loss)
Aaa	$—	$—	$69	$60	$140	$269	$352	$(83)
Aa	2	56	69	10	18	155	308	(153)
A	1	24	20	20	29	94	459	(365)
Baa	—	2	2	12	16	32	65	(33)
Ba or below	—	1	—	—	—	1	—	1
Total	$3	$83	$160	$102	$203	$551	$1,184	$(633)

(1) Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

Synthetic CDO primarily consist of a portfolio of corporate credit default swaps (“CDS”) which are collateralized by Aaa rated LIBOR-based securities (i.e. “fully funded” synthetic CDO).  Our synthetic CDO collateral primarily is actively managed by an external manager monitoring the CDS selection and performance.  The following table shows our synthetic CDO at June 30, 2009 by vintage year, based upon our participation in the capital structure.

($ in millions)
Capital structure	Vintage year		Fair	Amortized	Unrealized
classification (1)	2007	2006	value	cost (2)	gain/(loss)
Aaa	$23	$—	$23	$88	$(65)
Aa	4	22	26	144	(118)
A	—	—	—	3	(3)
Total	$27	$22	$49	$235	$(186)

(1) Capital structure classification reflects original ratings which may not be consistent with current ratings due to downgrades.

(2) Amortized cost includes other-than-temporary impairment charges, as applicable.

Mortgage loans    Our mortgage loan portfolio was $9.20 billion at June 30, 2009 and primarily comprised loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  Our exposure to any metropolitan area is also highly diversified, with the largest exposure not exceeding 9.2% of the portfolio.  The portfolio is also diversified across several property types, with the largest concentrations of 32.2% in office and 25.1% in retail property types.  The average debt service coverage ratio represents the amount of cash flows from the property available by the borrower to meet its principal and interest payment obligations.  The average debt service coverage ratio of the portfolio as of June 30, 2009 was 2.0, and only 4.5% of the mortgage loan portfolio had a debt service coverage ratio under 1.0.

In the first six months of 2009, $339 million of commercial mortgage loans were contractually due.  Of these, 46% were paid as due, 38% were extended generally for less than one year and 16% are in the process of refinancing or restructuring negotiations.  In addition, $359 million that were not contractually due in the first six months of 2009 were paid in full.  We currently have a $15 million loan in the process of foreclosure.  We are aggressively pursuing workout solutions for $72 million of delinquent loans, which includes refinancing, extensions and sales.

The net carrying value of impaired loans at June 30, 2009 and December 31, 2008 was $326 million and $159 million, respectively.  We recognized $15 million and $43 million of realized capital losses related to valuation allowances on mortgage loans for the three months and six months ended June 30, 2009, respectively.  Total valuation allowances of $41 million were held as of June 30, 2009.  Realized capital losses due to changes in intent to hold mortgage loans to maturity totaled $6 million for the six months ended June 30, 2009.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of metrics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of June 30, 2009.

($ in millions)	Private equity/ debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting (“Cost”)	$370	$131	$—	$501
Equity method of accounting (“EMA”)	315	163	57	535
Total	$685	$294	$57	$1,036

Number of sponsors	72	30	1
Number of individual funds	113	57	2
Largest exposure to single fund	$22	$21	$37

Our aggregate limited partnership exposure represented 1.8% and 2.0% of total invested assets as of June 30, 2009 and December 31, 2008, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended June 30,
	2009				2008
			Total	Impairment			Total	Impairment
	Cost	EMA (1)	income	write-downs (2)	Cost	EMA (1)	income	write-downs (2)
Private equity/ debt funds	$2	$(12)	$(10)	$(4)	$3	$12	$15	$(1)
Real estate funds	—	(23)	(23)	(17)	2	(4)	(2)	(3)
Hedge funds	—	2	2	—	—	—	—	—
Total	$2	$(33)	$(31)	$(21)	$5	$8	$13	$(4)

	Six months ended June 30,
	2009				2008
			Total	Impairment			Total	Impairment
	Cost	EMA (1)	income	write-downs (2)	Cost	EMA (1)	income	write-downs (2)
Private equity/ debt funds	$4	$(45)	$(41)	$(41)	$11	$26	$37	$(4)
Real estate funds	—	(66)	(66)	(74)	3	(1)	2	(3)
Hedge funds	—	1	1	—	—	(2)	(2)	—
Total	$4	$(110)	$(106)	$(115)	$14	$23	$37	$(7)

(1) Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses.  EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

(2) Impairment write-downs related to Cost LP were $21 million and $110 million in the three months and six months ended June 30, 2009, respectively, compared to $4 million and $7 million in the three months and six months ended June 30, 2008, respectively.  Impairment write-downs related to EMA LP were $5 million in the six months ended June 30, 2009 and there were no impairment write-downs related to EMA LP in the six months ended June 30, 2008.

Loss from limited partnership interests, excluding impairment write-downs, was $31 million and $106 million in the three months and six months ended June 30, 2009, respectively, compared to income of $13 million and $37 million in the three months and six months ended June 30, 2008.  The loss from limited partnership interests in the three months and six months ended June 30, 2009 compared to income in the three months and six months ended June 30, 2008 is primarily related to losses from partnerships accounted for under the equity method of accounting resulting from reduced valuations on the net asset value of the partnerships.  Income on EMA LP is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay.  Limited partnership interests accounted for under the cost method of accounting recognize income only upon cash distributions by the partnership.

To determine if an other-than-temporary impairment has occurred related to a cost LP, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuations of the investments held by the limited partnerships or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.

CDS are utilized for both buying and selling credit protection against a specified credit event.  As of June 30, 2009, the notional amount and fair value of our buying protection CDS were $708 million and $(13) million, respectively.  For further details on our selling protection CDS balances, see Note 6 of the condensed consolidated financial statements.

Unrealized net capital losses totaled $5.75 billion as of June 30, 2009, compared to unrealized net capital losses of $7.46 billion as of March 31, 2009 and $6.70 billion as of December 31, 2008.  The decrease since December 31, 2008 for fixed income securities was primarily a result of tightening credit spreads on certain fixed income securities during the second quarter of 2009 that more than offset the rise in risk-free interest rates and the impact of the $733 million cumulative effect adjustment from the adoption of FSP FAS 115-2.  The unrealized net capital losses for equity securities also declined as a result of improvements in equity market valuations.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in millions)	June 30, 2009	March 31, 2009	December 31, 2008
U.S. government and agencies	$213	$459	$895
Municipal	(489)	(600)	(668)
Corporate	(1,458)	(3,233)	(3,147)
Foreign government	222	348	448
RMBS	(1,375)	(1,147)	(960)
CMBS	(1,737)	(2,033)	(1,982)
ABS	(1,107)	(1,253)	(1,270)
Redeemable preferred stock	(4)	(7)	(6)
Fixed income securities (1)	(5,735)	(7,466)	(6,690)
Equity securities	(4)	(17)	(24)
Short-term investments	—	2	3
Derivatives	(11)	20	14
Unrealized net capital gains and losses, pre-tax	(5,750)	(7,461)	(6,697)
Amounts recognized for:
Insurance reserves (2)	—	—	(378)
DAC and DSI (3)	4,061	3,778	3,493
Amounts recognized	4,061	3,778	3,115

Deferred income taxes	586	1,283	1,245
Unrealized net capital gains and losses, after-tax	$(1,103)	$(2,400)	$(2,337)

(1) Unrealized net capital gains and losses for fixed income securities as of June 30, 2009 comprises $(384) million related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $(5,351) million related to other unrealized net capital gains and losses.

(2) The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency.  Although we evaluate premium deficiencies on the combined performance of our life insurance and immediate annuities with life contingencies, the adjustment primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies.  The insurance reserves adjustment changed to zero as of March 31, 2009 due to the applicable product portfolios now being in an aggregate net unrealized loss position.  The change in the unrealized balance resulted from realizing prior unrealized gains upon the sale of certain government securities in the first quarter of 2009.

(3) The DAC and DSI adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.  Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.

The net unrealized loss for the fixed income portfolio totaled $5.74 billion, comprised of $1.17 billion of gross unrealized gains and $6.91 billion of gross unrealized losses at June 30, 2009.  This is compared to a net unrealized loss for the fixed income portfolio totaling $6.69 billion, comprised of $1.92 billion of gross unrealized gains and $8.61 billion of gross unrealized losses at December 31, 2008.

Gross unrealized gains and losses as of June 30, 2009 on fixed income securities by type and sector are provided in the table below.

($ in millions)	Par	Amortized	Gross unrealized		Fair	Amortized cost as a percent of	Fair value as a percent of
	value (1)	cost	Gains	Losses	value	par value (2)	par value (2)
Corporate:
Banking	$3,971	$3,759	$16	$(808)	$2,967	94.7	74.7%
Financial services	2,962	2,738	27	(272)	2,493	92.4	84.2
Utilities	4,982	4,969	203	(199)	4,973	99.7	99.8
Consumer goods (cyclical and non-cyclical)	4,078	4,058	96	(183)	3,971	99.5	97.4
Capital goods	2,749	2,747	51	(156)	2,642	99.9	96.1
Other	1,513	1,282	13	(111)	1,184	84.7	78.3
Transportation	1,385	1,397	33	(92)	1,338	100.9	96.6
Basic industry	1,395	1,389	21	(67)	1,343	99.6	96.3
Communications	1,444	1,437	39	(53)	1,423	99.5	98.5
Energy	1,475	1,485	39	(39)	1,485	100.7	100.7
Technology	646	651	12	(33)	630	100.8	97.5
FDIC guaranteed	688	690	5	—	695	100.3	101.0
Total corporate fixed income portfolio	27,288	26,602	555	(2,013)	25,144	97.5	92.1

U.S. government and agencies	4,331	3,124	221	(8)	3,337	72.1	77.0
Municipal	8,834	4,712	60	(549)	4,223	53.3	47.8
Foreign government	2,154	1,565	241	(19)	1,787	72.7	83.0
RMBS	6,154	5,886	66	(1,441)	4,511	95.6	73.3
CMBS	4,996	4,848	18	(1,755)	3,111	97.0	62.3
ABS	2,921	2,416	10	(1,117)	1,309	82.7	44.8
Redeemable preferred stock	15	15	—	(4)	11	100.0	73.3
Total fixed income securities	$56,693	$49,168	$1,171	$(6,906)	$43,433	86.7	76.6

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $1.12 billion, $5.46 billion, $1.39 billion and $3.32 billion, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 98.9% for corporates, 99.3% for municipals, 103.4% for foreign governments, and 104.6% for U.S. government and agencies.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 93.4% for corporates, 94.3% for municipals, 105.0% for foreign governments, and 106.3% for U.S. government and agencies.

The banking, financial services, utilities and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at June 30, 2009.  While credit spreads have tightened in the second quarter from the historically high levels observed in the prior two quarters, they remain wider than levels at initial purchase.  As of June 30, 2009, $1.59 billion or 79.1% of the gross unrealized losses in the corporate fixed income portfolio and $3.53 billion or 72.2% of the gross unrealized losses in the remaining fixed income securities related to securities rated investment grade.

For fixed income securities, 71.9% of the gross unrealized losses at June 30, 2009 were from $3.72 billion of securities with a fair value below 70% of amortized cost, or 8.5% of our fixed income portfolio.  The percentage of fair value to amortized cost for fixed income securities with gross unrealized losses at June 30, 2009 are shown in the following table.

($ in millions)	Par value (1)	Amortized cost	Unrealized gain/(loss)	Fair value (3)	Percent to total fixed income securities
> 80% of amortized cost	$20,028	$18,819	$(1,329)	$17,490	40.3%
70% to 80% of amortized cost	2,661	2,520	(609)	1,911	4.4
< 70% of amortized cost (2)	13,626	8,684	(4,968)	3,716	8.5
Gross unrealized losses on fixed income securities	36,315	30,023	(6,906)	23,117	53.2
Gross unrealized gains on fixed income securities	20,378	19,145	1,171	20,316	46.8
Net unrealized gains and losses on fixed income securities	$56,693	$49,168	$(5,735)	$43,433	100.0%

(1) Included in par value are $5.46 billion of zero-coupon securities as of June 30, 2009 that are generally purchased at a deep discount to the par value that is received at maturity.

(2) Illiquid portfolios represent $3.75 billion of net unrealized losses and $2.19 billion of fair value as of June 30, 2009.

(3) Illiquid portfolios represent $4.18 billion of net unrealized losses and $5.70 billion of fair value as of June 30, 2009.

The following table presents gross unrealized losses by type of fixed income security with a fair value below 70% of amortized cost at June 30, 2009.

($ in millions)	Fair value	Gross unrealized losses
Municipal	$283	$(300)
Corporate	1,173	(854)
RMBS	862	(1,289)
CMBS	853	(1,501)
ABS	545	(1,024)
Total fixed income securities	$3,716	$(4,968)

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities.  As of June 30, 2009, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  Our evaluation of whether it is more likely than not we will be required to sell a security before recovery of its amortized cost basis is substantially enhanced by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations.  During the first six months of 2009, our fixed income securities portfolio provided approximately $3.01 billion in principal and interest cash flows, of which substantially all have been received in accordance with the contractual terms.

The net unrealized loss for the equity portfolio totaled $4 million, comprised of $7 million of unrealized gains and $11 million of unrealized losses at June 30, 2009.  This is compared to a net unrealized loss for the equity portfolio totaling $24 million, comprised of $1 million of unrealized gains and $25 million of unrealized losses at December 31, 2008.  Within the equity portfolio, the losses were primarily concentrated in the banking, real estate and financial services sectors.  The unrealized losses in these sectors were company and sector specific.  As of June 30, 2009, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities and cost for equity securities, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at June 30, 2009 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

($ in millions, except number of issues)	June 30, 2009				December 31, 2008
	Fixed income				Fixed income
	Investment grade	Below investment grade	Equity	Total	Investment grade	Below investment grade	Equity	Total

Category (I): Unrealized loss less than 20% of cost (1) (3)
Number of issues	1,639	163	7	1,809	1,933	113	4	2,050
Fair value	$16,374	$1,116	$90	$17,580	$18,433	$622	$31	$19,086
Unrealized	$(1,214)	$(115)	$(1)	$(1,330)	$(1,627)	$(82)	$(3)	$(1,712)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1) (2) (3)
Number of issues	162	49	7	218	853	183	35	1,071
Fair value	$1,241	$239	$23	$1,503	$6,346	$802	$24	$7,172
Unrealized	$(552)	$(171)	$(9)	$(732)	$(4,442)	$(553)	$(22)	$(5,017)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months (1) (2) (3)
Number of issues	399	101	1	501	193	19	—	212
Fair value	$2,671	$465	$2	$3,138	$783	$79	$—	$862
Unrealized	$(2,284)	$(482)	$(1)	$(2,767)	$(1,579)	$(139)	$—	$(1,718)

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months (1) (2) (3)
Number of issues	167	129	—	296	33	4	—	37
Fair value	$609	$402	$—	$1,011	$66	$7	$—	$73
Unrealized	$(1,074)	$(1,014)	$—	$(2,088)	$(176)	$(13)	$—	$(189)

Total number of issues	2,367	442	15	2,824	3,012	319	39	3,370
Total fair value (3)	$20,895	$2,222	$115	$23,232	$25,628	$1,510	$55	$27,193
Total unrealized losses	$(5,124)	$(1,782)	$(11)	$(6,917)	$(7,824)	$(787)	$(25)	$(8,636)

(1)	For fixed income securities, cost represents amortized cost.

(2)

The aging of unrealized losses, and therefore the time period category of aging, as of June 30, 2009 was reset to the historical point of impairment for securities impacted by the adoption of FSP FAS 115-2. December 31, 2008 balances have not been restated.

(3)

Categories include unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which we have recorded a credit loss in earnings as follows: Category (I) $7 million, Category (II) $20 million, Category (III) $110 million, and Category (IV) $268 million.

The largest individual unrealized loss was $14 million for category (I), $28 million for category (II), $67 million for category (III), and $34 million for category (IV) as of June 30, 2009.

Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market’s evaluation of certain sectors.  The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.

Categories (III) and (IV) have historically been affected by industry and issue specific, or issuer specific conditions.  All of the securities in these categories are monitored for other-than-temporary impairment.

Category (III) and (IV) fixed income securities at June 30, 2009 are listed in the following table.

($ in millions)	Category (III)		Category (IV)
	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal	$211	$(172)	$5	$(5)
Corporate	1,387	(751)	236	(182)
Foreign government	3	(1)	—	—
CMBS	803	(1,103)	122	(424)
RMBS	472	(461)	318	(735)
ABS	249	(274)	330	(742)
Redeemable preferred stock	11	(4)	—	—
	$3,136	$(2,766)	$1,011	$(2,088)

As a result of the adoption of FSP FAS 115-2 on April 1, 2009, the following amounts changed into Categories (III) and (IV) as of June 30, 2009.

($ in millions) Previous category as of March 31, 2009	Securities reclassified as Category (III)		Securities reclassified as Category (IV)
	Unrealized loss impact from cumulative effect (1)	Fair value (1)	Unrealized loss impact from cumulative effect (1)	Fair value (1)
Unrealized gain	$(66)	$42	$(125)	$28
(I)	(17)	14	(72)	24
(II)	(109)	363	(183)	76
	$(192)	$419	$(380)	$128

(1) Values are presented to reflect the impact to the respective categories.

Gross unrealized losses on fixed income securities in Category (II) decreased $4.27 billion since December 31, 2008.  This change was primarily the result of $2.79 billion of losses shifting into Category (III) and (IV) due to continued aging of losses in a continuous unrealized loss position of greater than or equal to 20% of amortized cost and the resetting of unrealized losses to the historical point of impairment for securities impacted by the adoption of FSP FAS 115-2.  The remainder of the reduction in Category (II) is a result of improved market conditions resulting in higher valuations, which either caused a shift to Category (I) or created an overall gross unrealized gain position and therefore eliminated the securities from the population altogether.

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that the unrealized loss is related to other factors and recognition of a credit loss write-down is not appropriate.  As of June 30, 2009, one security with an unrealized loss of $7 million met this criteria.

We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan.  Fixed income and bank loan investments are categorized as restructured when the debtor is in financial difficulty and we grant a concession.  Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest according to the original terms, which causes us to believe these investments may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments.

($ in millions)	June 30, 2009
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$93	$69	74.2%	$57	61.3%	0.2%
Problem	949	219	23.1	168	17.7	0.3
Potential problem	2,004	1,448	72.3	593	29.6	1.2
Total net carrying value	$3,046	$1,736	57.0	$818	26.9	1.7%
Cumulative write-downs recognized (2)		$1,236

	December 31, 2008
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$71	$57	80.3%	$57	80.3%	0.1%
Problem	837	188	22.5	147	17.6	0.3
Potential problem	1,194	432	36.2	297	24.9	0.7
Total net carrying value	$2,102	$677	32.2	$501	23.8	1.1%
Cumulative write-downs recognized (2)		$1,294

(1) The difference between par value and amortized cost of $1.31 billion at June 30, 2009 and $1.43 billion at December 31, 2008 is primarily attributable to write-downs.  Par value has been reduced by principal payments.

(2) Cumulative write-downs recognized only reflects impairment write-downs related to investments within the problem, potential problem and restructured categories.

At June 30, 2009, amortized cost for the problem category was $219 million and was comprised of $104 million of corporates (primarily privately placed), $39 million of Subprime and $29 million of bank loans.  Also included were $25 million of other CDO, $12 million of municipal bonds, $9 million of other ABS and $1 million of Alt-A.  The increase of $31 million over December 31, 2008 is primarily attributable to the addition of bank loans and Subprime.  The amortized cost of problem investments with a fair value less than 70% of amortized cost totaled $86 million, with unrealized losses of $50 million and fair value of $36 million.

At June 30, 2009, amortized cost for the potential problem category was $1.45 billion and was comprised of $596 million of Subprime, $304 million of corporates (primarily privately placed), $212 million of other CDO, $181 million of Alt-A and $85 million of CMBS.  Also included were $31 million of bank loans, $23 million of municipal bonds and $15 million of other ABS.  The increase of $1.02 billion over December 31, 2008 is primarily attributable to the additions of Subprime, corporates (primarily privately placed), Alt-A and CMBS.  The amortized cost of potential problem investments with a fair value less than 70% of amortized cost totaled $1.21 billion, with unrealized losses of $829 million and fair value of $385 million.

We evaluated each of these investments through our portfolio monitoring process at June 30, 2009 and recorded write-downs reflecting the estimated credit loss when appropriate.  We further concluded that any remaining unrealized losses on these investments were due to factors other than credit loss and were temporary in nature.  For fixed income securities, we have not made the decision to sell and it is not more likely than not we will be required to sell before recovery of the amortized cost basis.

Net Investment Income The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Fixed income securities	$639	$772	$1,320	$1,598
Mortgage loans	129	145	263	291
Equity securities	1	3	2	4
Limited partnership interests	2	13	4	37
Short-term	3	32	10	48
Other	(10)	(7)	(16)	13
Investment income, before expense	764	958	1,583	1,991
Investment expense	(23)	(36)	(45)	(77)
Net investment income (1)	$741	$922	$1,538	$1,914

(1)   Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses.  EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.  The amount of EMA LP income included in net investment income was $8 million and $23 million in the three months and six months ended June 30, 2008, respectively.

Net investment income decreased 19.6% or $181 million in the second quarter of 2009 and decreased 19.6% or $376 million in the first six months of 2009 compared to the same periods of 2008.  These declines were primarily due to lower investment yields on fixed and floating rate fixed income securities as well as short-term investments, decreased investment balances due to net reductions in contractholder funds and lower income from limited partnership interests.

During the first six months of 2009, our fixed income and mortgage loan portfolio continued to generate significant cash flows from maturities, principal and interest receipts totaling $3.91 billion which was consistent with amounts due.  These cash flows will be available to take advantage of market opportunities and manage liabilities.  Increased market stability drove a more positive market outlook and improved liquidity in the portfolios, which led us to deploy more than $2.50 billion of short-term investments and cash receipts into fixed income securities to generate income and capital appreciation.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Impairment write-downs (1)	$(203)	$(199)	$(555)	$(403)
Change in intent write-downs (2)	(25)	(730)	(57)	(754)
Net other-than-temporary impairment losses recognized in earnings	(228)	(929)	(612)	(1,157)
Sales	163	(13)	521	(56)
Valuation of derivative instruments	179	8	262	(194)
Settlements of derivative instruments	41	2	23	47
EMA LP income (3)	(33)	—	(110)	—
Realized capital gains and losses, pre-tax	122	(932)	84	(1,360)
Income tax (expense) benefit (4)	(39)	326	(168)	476
Realized capital gains and losses, after-tax	$83	$(606)	$(84)	$(884)

(1)   Beginning April 1, 2009 for fixed income securities, impairment write-downs reflect the credit loss component of issue specific other-than-temporary declines in fair value where the amortized cost basis is not expected to be entirely recovered.  For periods prior to April 1, 2009 for fixed income securities and all periods for equity securities, impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.  Impairment write-downs on fixed income securities were $189 million in the first quarter of 2009.

(2)   Beginning April 1, 2009 for fixed income securities, change in intent write-downs reflect instances where we have made a decision to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis.  For periods prior to April 1, 2009 for fixed income securities and all periods for equity securities, change in intent write-downs reflect instances where we could not assert a positive intent to hold until recovery.  Change in intent write-downs on fixed income securities were $20 million in the first quarter of 2009.

(3)   Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses.  EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

(4)   Income tax expense for the six months ended June 30, 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of FSP FAS 115-2 on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  For a further discussion of changes in this valuation allowance, see the Deferred Taxes section of the MD&A.

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Fixed income securities	$(158)	$(189)	$(347)	$(386)
Mortgage loans	(15)	—	(43)	—
Equity securities	(1)	(5)	(20)	(6)
Limited partnership interests	(21)	(4)	(115)	(7)
Other investments	(8)	(1)	(30)	(4)
Impairment write-downs	$(203)	$(199)	$(555)	$(403)

$130 million or 82.3% and $184 million or 53.0% of the fixed income security write-downs for the three months and six months ended June 30, 2009, respectively, related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  As of June 30, 2009, there have either been no defaults or defaults have only impacted classes lower than our position in the capital structure.  $26 million and $84 million of the fixed income security write-downs for the three months and six months ended June 30, 2009, respectively, related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.  $2 million and $62 million for the three months and six months ended June 30, 2009, respectively, related to securities for which future cash flows are very uncertain.

Equity securities were written down primarily due to the length of time and extent fair value was below cost, considering our assessment of the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends.  Hybrid corporate fixed income securities are assessed for other-than-temporary impairment as fixed income securities, when they are expected to perform like a fixed income security.  However, when credit-related reasons increase the risk of deferred payment, they may be assessed for other-than-temporary impairment in a manner similar to equity securities.  There were four hybrid corporate fixed income securities with a fair value of $12 million which were assessed and written down in the second quarter of 2009 for other-than-temporary impairment as equity securities.

Limited partnership impairment write-downs related primarily to Cost LP which experienced significant declines in portfolio valuations and we could not assert the recovery period would be temporary.

Impairment write-downs on fixed income securities are presented in the following table.

($ in millions)	Three months ended June 30, 2009	Six months ended June 30, 2009
Performing in accordance with anticipated or contractual cash flows
Alt-A
No defaults in underlying collateral	$(3)	$(10)
Defaults lower in capital structure	—	(1)
	(3)	(11)
Subprime	(41)	(41)
CMBS	(44)	(46)
Other CDO	(1)	(18)
Synthetic CDO	(18)	(18)
Corporate
Entertainment	—	(20)
Hybrids	(30)	(30)
Other	7	—
Subtotal	(23)	(50)
Subtotal performing in accordance with anticipated or actual cash flows (1)	(130)	(184)

Departure from anticipated or contractual cash flows
Future cash flows expected –
Subprime	—	(5)
Municipal Bonds	(16)	(16)
Other CDO	(9)	(62)
Corporate
Other	(1)	(1)
Subtotal expected future cash flows (2)	(26)	(84)

Future cash flows very uncertain -
Other CDO	—	(60)
Corporate
Financials	(2)	(2)
Subtotal very uncertain future cash flows	(2)	(62)
Investments disposed	—	(17)
Total fixed income securities (3)	$(158)	$(347)

(1)   Written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  As of June 30, 2009, for the securities with direct interest in the lender, there have been no defaults.  For securities supported by collateral, there have been no defaults or defaults that have occurred in classes lower in the capital structure.

(2)   Experienced a significant departure from anticipated residual cash flows.  While these fixed income security write-downs were valued at a significant discount to cost, we believe these securities retain economic value.

(3)   Impairment write-downs on our illiquid portfolios were $116 million and $261 million for the three months and six months ended June 30, 2009.

Change in intent write-downs are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Fixed income securities	$(20)	$(687)	$(40)	$(709)
Mortgage loans	—	(32)	(6)	(33)
Equity securities	—	(11)	(6)	(12)
Other investments	(5)	—	(5)	—
Change in intent write-downs	$(25)	$(730)	$(57)	$(754)

Beginning April 1, 2009, change in intent write-downs for fixed income securities reflect instances where we have made the decision to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis.  For periods prior to April 1, 2009 for fixed income securities and all periods for equity securities, change in intent write-downs reflect instances where we could not assert a positive intent to hold until recovery.  Change in intent write-downs for mortgage loans and other investments reflect instances where the loans have been classified as held for sale.

The change in intent write-downs in the three months and six months ended June 30, 2009 were a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments.  At June 30, 2009, the fair value of fixed income securities for which we have made the decision to sell totaled $101 million and the fair value of equity securities for which we do not have the intent to hold until recovery totaled $4 million.

Sales generated $163 million and $521 million of net realized gains for the three months and six months ended June 30, 2009, respectively, and were primarily due to $187 million and $508 million of gains on sales of U.S. and foreign governmental securities for the three months and six months ended June 30, 2009, respectively.

Valuation and settlement of derivative instruments net realized capital gains totaling $285 million for the six months ended June 30, 2009 included $262 million of gains on the valuation of derivative instruments and $23 million of gains on the settlement of derivative instruments.  For the six months ended June 30, 2008, net realized capital losses on the valuation and settlement of derivative instruments totaled $147 million.

At June 30, 2009, our securities with embedded options totaled $816 million and decreased in fair value from December 31, 2008 by $156 million, comprised of realized capital gains on valuation of $2 million, net sales activity of $144 million, and unrealized net capital losses reported in other comprehensive income (“OCI”) of $14 million for the host securities.  Net unrealized capital losses were further increased by $14 million due to amortization and impairment write-downs on the host securities.  The change in fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI.  Total amortized cost exceeded total fair value by $52 million at June 30, 2009.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity unless the issuer of the note defaults.  Total par value exceeded fair value by $194 million at June 30, 2009.

Gains from the risk reduction programs, primarily our portfolio duration gap management program, were related to an increase in interest rates.  A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level.  A duration target and range is established with an economic view of liabilities relative to a long-term investment portfolio view.  Tactical duration management is accomplished through both cash market transactions including new purchases and derivative activities that generate realized gains and losses.  As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to the overall financial condition of the Company.

The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy.

($ in millions)	Six months ended June 30,
	2009			2008	2009 Explanations
	Valuation	Settlements	Total	Total
Risk Reduction
Duration gap management	$237	$40	$277	$(12)

Interest rate caps, floors and swaps are used to balance interest-rate sensitivities of assets and liabilities.  The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration.  The contracts can be terminated and settled at anytime with a minimal additional cost.  The maximum loss on caps and floors is limited to the amount of premiums paid.  The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts.  The 2009 YTD gains, resulting from increasing interest rates, are offset in unrealized capital gains and losses of our fixed income securities in OCI to the extent it relates to changes in risk-free rates.

Anticipatory hedging	(5)	(10)	(15)	23

Futures are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity.  The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost.  If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments unrealized loss in OCI.  The 2009 YTD losses reflect increases in risk-free interest rates over the life of the net long position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	12	—	12	(3)

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, increased due to an increase in interest rates.

Hedging unrealized gains on equity indexed notes	—	—	—	2

Hedge ineffectiveness	3	—	3	(11)	The hedge ineffectiveness of $3 million includes $166 million in realized capital gains on swaps that were offset by $163 million in realized capital losses on the hedged risk.

Foreign currency contracts	—	—	—	(3)

Credit risk reduction	(2)	(12)	(14)	—	Valuation loss is the results of tightening credit spreads on referenced credit entities.
Total Risk reduction	$245	$18	$263	$(4)

Income generation
Asset replication — credit exposure	$15	$5	$20	$(16)

The 2009 YTD changes in valuation are due to tightening credit spreads on referenced credit entities, and would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs. As of June 30, 2009, we had $486 million of notional outstanding. For further discussion on CDS, see Note 6 of the condensed consolidated financial statements and the CDS section of the Investment section of MD&A.

Accounting
Equity indexed notes	$(11)	$—	$(11)	$(105)

Equity-indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon sale or maturity. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $179 million at June 30, 2009. Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the June 30, 2009 and December 31, 2008 holdings, respectively.

($ in millions)	June 30, 2009	Change in fair value	Change due to net sale activity	December 31, 2008
Par value	$665	$—	$(135)	$800
Amortized cost of host contract	$446	$11	$(51)	$486
Fair value of equity–indexed call option	77	(11)	(44)	132
Total amortized cost	$523	$—	$(95)	$618
Total Fair value	$486	$(31)	$(116)	$633
Unrealized gain/(loss)	$(37)	$(31)	$(21)	$15

($ in millions)	Six months ended June 30,
	2009			2008	2009 Explanations
	Valuation	Settlements	Total	Total
Conversion options in fixed income securities	13	—	13	(22)

Convertible bonds are fixed income securities that contain embedded options. Changes in valuation of the embedded option are reported in realized capital gains and losses. The results generally track the performance of underlying equities. Valuation gains and losses are converted into cash upon our election to sell these securities. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $15 million at June 30, 2009. Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the June 30, 2009 and December 31, 2008 holdings, respectively.

($ in millions)	June 30, 2009	Change in fair value	Change due to net sale activity	December 31, 2008
Par value	$345	$—	$(33)	$378
Amortized cost of host contract	$243	$3	$(7)	$247
Fair value of conversion option	102	13	(1)	90
Total amortized cost	$345	$16	$(8)	$337
Total Fair value	$330	$19	$(28)	$339
Unrealized gain/(loss)	$(15)	$3	$(20)	$2

Total accounting	$2	$—	$2		$(127)

Total	$262	$23	$285	(1)	$(147)

(1)   Does not include $5 million of derivative gains related to the termination of fair value hedges and cash flow hedges which are included in sales and reported with the hedged risk.

Included in the table above are net realized capital losses on the valuation and settlement of derivative instruments related to credit spread risk hedging from our risk mitigation and return optimization programs totaling $5 million for the six months ended June 30, 2009.

Fair Value of Assets and Liabilities

We have two types of situations where we have classified investments as Level 3 in the fair value hierarchy disclosure in Note 5.  The first is where quotes continue to be received from independent third-party valuation service providers, as all significant inputs are market observable, but there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate.  Among the indicators we consider in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the following:

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

Due to the reduced availability of actual market prices or relevant market observable inputs as a result of the decrease in liquidity that has been experienced in the market, all Subprime and Alt-A and certain ABS, certain ARS backed by student loans and certain CMBS are categorized as Level 3.  Transfers into and out of Level 3 during the six months ended June 30, 2009 are attributable to a change in the availability of market observable information for individual securities within the respective categories.  This included situations where a fair value quote is not provided by our independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote resulting in the security being classified as Level 3.  A quote utilizing the new pricing source is not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities are not ascertainable and are not significant.

The following table presents fair value as a percent of par value and amortized cost for Level 3 investments at June 30, 2009.

($ in millions)	Fair value	Fair value as a percent of par value	Fair value as a percent of amortized cost
Fixed income securities:
Municipal	$687	90.3%	91.0%
Corporate	9,504	91.9	96.4
RMBS	1,411	45.8	50.6
CMBS	887	34.9	37.3
ABS	1,257	43.8	53.2
Redeemable preferred stock	1	100.0	100.0
Equity securities	26	N/A	89.7
Other investments:
Free-standing derivatives	30	N/A	100.0
Subtotal recurring Level 3 investments	13,803	70.5	75.8
Non-recurring basis	225	N/A	100.0
Total Level 3 investments	$14,028	71.6	76.1

Non-recurring investments include certain mortgage loans, limited partnership interests and other investments remeasured at fair value due to our change in intent write-downs and other-than-temporary impairments at June 30, 2009.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.

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

Our critical accounting estimate for the impairment of fixed income and equity securities follows.  For a description of critical accounting estimates not discussed below, see the Application of Critical Accounting Estimates section of the MD&A found under Part II. Item 7. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2008.

Impairment of Fixed Income and Equity Securities  For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of deferred income taxes, is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when the decline in fair value is deemed other than temporary.  We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, we assess whether management with the appropriate authority has made a decision to sell or whether it is more likely than not we will be required to sell for reasons such as liquidity, contractual or regulatory purposes before recovery of the amortized cost basis.  If a security meets either of these criteria, the security’s decline in fair value is deemed other than temporary and is recorded in earnings.

If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.  We use our best estimate of future cash flows expected to be collected from the fixed income security discounted at the security’s effective rate prior to impairment to calculate a recovery value and determine whether a credit loss exists.  The determination of cash flow estimates is inherently subjective and methodologies may vary depending on circumstances specific to the security.  All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected.  That information generally includes, but may not be limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition of the issuer(s), expected defaults, expected recoveries, the value of the underlying collateral and current subordination levels, vintage, geographic concentration, available reserves or escrows, third party guarantees and other credit enhancements.  Additionally, other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the collectability of the security may also be considered.  The estimated fair value of collateral may be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for recovery.  If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings.  If we determine that the fixed income security does not have sufficient cash flow or other information to determine a recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and is recorded in earnings.  The unrealized loss deemed to be related to factors other than credit remains classified in other comprehensive income.

There are a number of assumptions and estimates inherent in evaluating impairments of equity securities and determining if they are other than temporary, including: 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the length of time and extent to which the fair value has been less than cost; 3) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, geographic location and implications of rating agency actions and offering prices; and 4) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that an impairment is other than temporary, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances obtained that result in an intent to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value.  Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized.  The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder’s equity, since the majority of our portfolio is designated as available-for-sale and carried at fair value and as a result, any related net unrealized loss would already be reflected as a component of accumulated other comprehensive income in shareholder’s equity.

The determination of the amount of impairment is an inherently subjective process based on periodic evaluation of the factors described above.  Such evaluations and assessments are revised as conditions change and new information becomes available.  We update our evaluations regularly and reflect changes in other-than-temporary impairments in results of operations as such evaluations are revised.  The use of different methodologies and assumptions in the determination of the amount of impairments may have a material effect on the amounts presented within the consolidated financial statements.

Fixed income securities subject to other-than-temporary impairment write-downs continue to earn investment income when future expected payments are both reasonably estimable and probable, and any discount or premium is recognized using the effective yield method over the expected life of the security; otherwise income recognition is discontinued.

DEFERRED TAXES

We evaluate whether a valuation allowance for our deferred tax assets is required each reporting period.  A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  In determining whether a valuation allowance is needed, all available evidence is considered.  This includes the potential for capital and ordinary loss carryback, future reversals of existing taxable temporary differences, tax planning strategies that we may employ to avoid a tax benefit from expiring unused and future taxable income exclusive of reversing temporary differences.

With respect to our evaluation of the need for a valuation allowance related to the deferred tax asset on capital losses that have been realized but have not yet been recognized for tax purposes, we utilize prudent and feasible tax planning strategies that optimize the ability to carry back capital losses as well as the ability to offset future capital losses with unrealized capital gains that could be recognized for tax purposes.

With respect to our evaluation of the need for a valuation allowance related to the deferred tax asset on unrealized capital losses on fixed income and equity securities, our tax planning strategies first consider the availability of unrealized capital gains to offset future capital losses and then we rely on our assertion that we have the intent and ability to hold the securities with unrealized losses to recovery.  As a result, the unrealized losses on these securities would not be expected to materialize and no valuation allowance on the associated deferred tax asset is needed.

The total deferred tax valuation allowance was zero at June 30, 2009 compared to $148 million at March 31, 2009 and $9 million at December 31, 2008.  The following table shows how changes in the valuation allowance were recorded in the condensed consolidated financial statements in the first six months of 2009.

($ in millions)	Adjustments recorded in the three months ended March 31, 2009		Adjustments recorded in the three months ended June 30, 2009
			Impact of adoption of FSP FAS 115-2 as of April 1, 2009
Balance as of December 31, 2008	Decrease to income	Increase to other comprehensive income	Increase in retained income	Increase in other comprehensive income	Increase to income	Increase to other comprehensive income	Balance as of June 30, 2009

$9	$142	$(3)	$(142)	$—	$(5)	$(1)	$—

Income tax expense for the six months ended June 30, 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009, which were primarily related to other-than-temporary impairment write-downs that were not deductible for tax purposes as of March 31, 2009.  This valuation allowance was released in connection with the adoption of FSP FAS 115-2 on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  The release of the valuation allowance is related to the reclassification of previously recorded other-than-temporary impairment write-downs from retained income to unrealized capital losses.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholder’s equity as of June 30, 2009 was $3.84 billion, an increase of 73.7% from $2.21 billion as of December 31, 2008.

•                  The Allstate Corporation (the “Corporation”) has at the parent holding company level $3.38 billion of deployable invested assets at June 30, 2009 compared to $3.64 billion at December 31, 2008.

•                  As of June 30, 2009, ALIC statutory surplus is approximately $3.4 billion compared to $3.2 billion at December 31, 2008.

•                  At June 30, 2009, we held 17.1% of our total cash and investment portfolio, or $9.96 billion, in cash and other liquid investments that are saleable within one quarter without significant additional net realized capital losses.

•                  In March 2009, the Corporation and AIC completed a previously approved capital contribution of $250 million of cash to ALIC.

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

($ in millions)	June 30, 2009	December 31, 2008
Common stock, additional capital paid-in and retained income	$4,941	$4,546
Accumulated other comprehensive loss	(1,103)	(2,337)
Total shareholder’s equity	3,838	2,209
Surplus notes	650	650
Total capital resources	$4,488	$2,859

Shareholder’s equity increased in the first six months of 2009 due to decreases in unrealized net capital losses on investments and a capital contribution from AIC of $250 million, partially offset by a net loss.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.

On August 6, 2009, Moody’s affirmed our A1 financial strength rating.  The outlook for the rating remained stable.  On January 29, 2009, Moody’s had downgraded our financial strength rating to A1 from Aa3 and the outlook for the rating was revised from negative to stable.  On February 2, 2009, A.M. Best affirmed our A+ financial strength rating.  The outlook for the rating remained stable.  On January 29, 2009, S&P downgraded our financial strength rating to AA- from AA.  The outlook for the rating remained negative.

The Company, AIC and the Corporation are party to the Liquidity Agreement which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  The Company and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  The Company also has a capital support agreement with AIC.  Under the capital support agreement, AIC is committed to provide capital to the Company to maintain an adequate capital level.  The maximum amount of potential funding under each of these agreements is $1.00 billion.

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

ALIC and its life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.  As of June 30, 2009, ALIC’s statutory surplus is approximately $3.4 billion compared to $3.2 billion at December 31, 2008.

Liquidity Sources and Uses

We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  We continue to take proactive measures to maintain or enhance our economic and liquidity position pending a return to normal capital market conditions.  Actions include managing our gross exposure to our largest exposure, interest rate risk, through active management of our investment and product portfolios as well as further mitigation through hedging.

We believe that these actions will provide us with a greater level of flexibility necessary to operate in the current market environment.  If market conditions warrant, we may take additional actions to enhance our liquidity position including:

•                  Continued retention of portfolio cash flows including approximately $6.10 billion of expected inflows from upcoming maturities, calls and prepayments on fixed income securities, mortgage loans and bank loans, and interest receipts on investments over the next twelve months.  Expected interest receipts include amounts related to floating rate investments for which the interest rate fluctuates in accordance with market interest rates.  Our expectation is based on market interest rates as of June 30, 2009.  Further, these expected portfolio cash flows are based on investments as of June 30, 2009 and were determined without regard to increases in the portfolio for reasons such as the reinvestment of portfolio cash flows or decreases due to reductions in outstanding contractholder funds obligations.

•                  The sale of fixed income securities (government, municipal and investment grade corporate bonds) with unrealized capital gains at June 30, 2009.

With a focus on preserving capital, we consider investments which are convertible to cash without generating significant additional net realized capital losses as liquidity sources.  The following table presents cash and short-term positions convertible to cash, and certain other liquid investments meeting these criteria.

($ in millions)	As of June 30, 2009
Cash and short-term positions convertible to cash available same day/next day	$1,187
Other highly liquid investments (1)	3,228
Other liquid investments (2)	5,547
Total liquid (3)	$9,962

Percent of total cash and investments	17.1%

(1)

Other highly liquid investments are defined as assets that are generally saleable within one week, and primarily include U.S. government and agencies bonds of $1.18 billion, foreign sovereign securities of $643 million, corporate bonds of $615 million, agency pass through securities of $449 million and common stocks of $122 million. The amounts shown in the table above represent the amount of our holdings in these assets, excluding any holdings with restrictions.

(2)

Other liquid investments are defined as assets that are saleable within one quarter, and primarily include corporate bonds of $1.92 billion, U.S. government and agencies bonds of $956 million, agency pass through securities of $672 million, foreign sovereign securities of $643 million and municipals of $537 million. The amounts shown in the table above represent the amount that we believe could be sold during the third quarter of 2009, excluding any holdings with restrictions.

(2)	From period to period, we may revise our definition of what is saleable within a quarter which may result in a variation from period to period.

The above analysis identifies our access to internal sources of liquidity.  We believe we have sufficient liquidity to address current planned needs from investments other than fixed income securities in an unrealized loss position for which we have asserted that we do not have the intent to sell the security and it is not more likely than not we will be required to sell the security before recovery of its amortized cost basis, and equity securities for which we have asserted the intent to hold until recovery, combined with targeted sales of certain products.  Additionally, we have existing intercompany agreements in place that facilitate liquidity management.

Allstate Parent Company Capital Capacity The Corporation has at the parent holding company level $3.38 billion of deployable cash and investments at June 30, 2009.  These assets include highly liquid securities that are generally saleable within one week totaling $1.98 billion, additional liquid investments that are saleable within one quarter totaling $967 million, and $436 million of investments that would require more than one quarter to sell.  This provides funds for the parent company’s relatively low fixed charges, estimated at $680 million for the next twelve months.

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

In addition to the Capital Support Agreement and Liquidity Agreement, which provide a maximum amount of potential funding under each agreement of $1.00 billion, the Company also has access to additional borrowing to support liquidity through the Corporation as follows:

•               A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2009, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A primary credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at June 30, 2009 was 23.0%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the second quarter and first six months of 2009.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on May 8, 2009.  The Corporation can use the current shelf registration to issue an unspecified amount of debt securities, common stock (including 364 million shares of treasury stock as of June 30, 2009), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities issue under this registration statement will be provided in the applicable prospectus supplements.

Liquidity Exposure  Contractholder funds as of June 30, 2009 were $52.30 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions at June 30, 2009.

($ in millions)		Percent to Total
Not subject to discretionary withdrawal	$8,968	17.1%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	24,057	46.0
Market value adjustments (2)	9,669	18.5
Subject to discretionary withdrawal without adjustments	9,604	18.4
Total contractholder funds (3)	$52,298	100.0%

(1)	Includes $10.85 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)

$8.15 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)	Includes $1.55 billion of contractholder funds on variable annuities reinsured to Prudential effective June 1, 2006.

While we are able to quantify remaining scheduled maturities for our institutional products of $200 million in 2009, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 16.5% and 12.5% in the second quarter and first six months of 2009 compared to the same periods of 2008.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance, based on the beginning of year contractholder funds, was 8.7% and 9.7% for the first six months of 2009 and 2008, respectively.  We strive to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements backing medium-term notes.  As of June 30, 2009, total institutional products outstanding were $4.55 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of June 30, 2009.

($ in millions)

2009	$200
2010	1,715
2011	760
2012	40
2013	1,750
2016	85
$4,550

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Cash Flows  As reflected in our Condensed Consolidated Statements of Cash Flows, higher operating cash flows in the first six months of 2009 compared to the first six months of 2008 were primarily related to higher income tax refunds, lower expenses, increased premium received and decreased contract benefits paid, partially offset by lower net investment income.  The increase in income tax refunds received in the first six months of 2009 was related to our actions to accelerate refunds from the overpayment of 2008 estimated taxes as well as the carryback of 2008 ordinary losses to prior year taxes.

Cash flows provided by investing activities in the first six months of 2009 compared to cash flows used in investing activities in the first six months of 2008 were primarily due to reductions of short-term investments to fund reductions in contractholder funds.

Higher cash flows used in financing activities in the first six months of 2009 compared to the first six months of 2008 were primarily due to the absence of issuances of institutional products in the first six months of 2009 compared to $4.16 billion in the first six months of 2008.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 8 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

Proposed regulatory reforms, and the more stringent application of existing regulations, may make it more expensive for us to conduct our business.

The federal government has released a set of proposed regulatory reforms with respect to financial services entities.  As part of a larger effort to strengthen the regulation of the financial services market, the proposal outlines certain reforms applicable to the insurance industry, including the establishment of an Office of National Insurance within the Treasury Department and the modernization of insurance regulation in accordance with principles regarding risk, capital, consumer protection, national regulatory uniformity, improved and broadened regulatory scope, and coordination among international regulatory authorities.  The proposal would also increase the regulation of large insurance conglomerates whose failure could pose a systemic risk to the financial system.

Any additional legislation or regulatory requirements imposed upon us in connection with the federal government proposed regulatory reforms, and any more stringent enforcement of existing regulations by federal authorities, may make it more expensive for us to conduct our business.

Item 6.  Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

August 11, 2009
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 11, 2009, concerning unaudited interim financial information.

31(i)	Rule 13a-14(a) Certification of Principal Executive Officer

31(i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1