Form 10-Q
period 2009-09-30
ALLSTATE LIFE INSURANCE CO
filed 2009-11-10
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-31248

ALLSTATE LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Illinois	36-2554642
(State of Incorporation)	(I.R.S. Employer Identification No.)

3100 Sanders Road, Northbrook, Illinois  60062

(Address of principal executive offices)  (Zip code)

(847) 402-5000

(Registrant’s telephone number, including area code)

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

Yes ☐   No ☒

As of November 10, 2009, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues
Premiums	$134	$138	$440	$425
Contract charges	241	228	706	665
Net investment income	722	912	2,260	2,826
Realized capital gains and losses:
Total other-than-temporary impairment losses	(404)	(616)	(1,120)	(1,773)
Portion of loss recognized in other comprehensive income	125	—	229	—
Net other-than-temporary impairment losses recognized in earnings	(279)	(616)	(891)	(1,773)
Sales and other realized capital gains and losses	47	48	743	(155)
Total realized capital gains and losses	(232)	(568)	(148)	(1,928)
	865	710	3,258	1,988

Costs and expenses
Contract benefits	327	361	1,018	1,045
Interest credited to contractholder funds	485	573	1,598	1,732
Amortization of deferred policy acquisition costs	61	(26)	758	(32)
Operating costs and expenses	74	100	244	285
Restructuring and related charges	4	—	23	—
Interest expense	11	6	32	12
	962	1,014	3,673	3,042
Gain (loss) on disposition of operations	2	2	6	(7)

Loss from operations before income tax benefit	(95)	(302)	(409)	(1,061)

Income tax benefit	(38)	(118)	(16)	(394)

Net loss	$(57)	$(184)	$(393)	$(667)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $49,063 and $49,136)	$46,321	$42,446
Mortgage loans	8,674	10,012
Equity securities, at fair value (cost $167 and $106)	188	82
Limited partnership interests	1,017	1,187
Short-term, at fair value (amortized cost $1,731 and $3,855)	1,731	3,858
Policy loans	816	813
Other	1,179	1,374
Total investments	59,926	59,772
Cash	263	93
Deferred policy acquisition costs	5,082	6,701
Reinsurance recoverables	4,113	3,923
Accrued investment income	554	542
Deferred income taxes	—	1,382
Other assets	1,191	1,294
Separate Accounts	9,026	8,239
Total assets	$80,155	$81,946

Liabilities
Contractholder funds	$51,625	$56,780
Reserve for life-contingent contract benefits	12,209	12,256
Unearned premiums	30	32
Payable to affiliates, net	95	142
Other liabilities and accrued expenses	1,614	1,638
Deferred income taxes	45	—
Surplus notes due to related parties	650	650
Separate Accounts	9,026	8,239
Total liabilities	75,294	79,737

Commitments and Contingent Liabilities (Note 8)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,742	2,475
Retained income	2,159	2,066
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(283)	—
Other unrealized net capital gains and losses	(1,503)	(4,362)
Unrealized adjustment to DAC, DSI and insurance reserves	1,741	2,025
Total unrealized net capital gains and losses	(45)	(2,337)
Total accumulated other comprehensive loss	(45)	(2,337)
Total shareholder’s equity	4,861	2,209
Total liabilities and shareholder’s equity	$80,155	$81,946

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine months ended
	September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net loss	$(393)	$(667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and other non-cash items	(219)	(313)
Realized capital gains and losses	148	1,928
(Gain) loss on disposition of operations	(6)	7
Interest credited to contractholder funds	1,598	1,732
Changes in:
Policy benefits and other insurance reserves	(268)	(435)
Unearned premiums	(2)	(2)
Deferred policy acquisition costs	471	(486)
Reinsurance recoverables, net	(241)	(59)
Income taxes	360	(277)
Other operating assets and liabilities	134	30
Net cash provided by operating activities	1,582	1,458

Cash flows from investing activities
Proceeds from sales:
Fixed income securities	10,111	8,617
Equity securities	28	120
Limited partnership interests	58	76
Mortgage loans	138	205
Other investments	401	131
Investment collections:
Fixed income securities	2,572	1,814
Mortgage loans	1,049	575
Other investments	88	77
Investment purchases:
Fixed income securities	(11,593)	(5,112)
Equity securities	(101)	(130)
Limited partnership interests	(149)	(322)
Mortgage loans	(15)	(1,112)
Other investments	(18)	(102)
Change in short-term investments, net	2,091	(2,878)
Change in other investments, net	(223)	(295)
Net cash provided by investing activities	4,437	1,664

Cash flows from financing activities
Capital contribution	250	—
Issuance of surplus notes to related parties	—	400
Contractholder fund deposits	2,621	8,249
Contractholder fund withdrawals	(8,720)	(11,843)
Net cash used in financing activities	(5,849)	(3,194)
Net increase (decrease) in cash	170	(72)
Cash at beginning of the period	93	185
Cash at end of period	$263	$113

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

The condensed consolidated financial statements and notes as of September 30, 2009, and for the three-month and nine-month periods ended September 30, 2009 and 2008 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2009 presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Subsequent events were evaluated through November 10, 2009, the date the consolidated financial statements were issued.

Premiums and Contract Charges

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Premiums
Traditional life insurance	$96	$90	$289	$271
Immediate annuities with life contingencies	15	25	83	91
Accident, health and other	23	23	68	63
Total premiums	134	138	440	425

Contract charges
Interest-sensitive life insurance	229	215	671	625
Fixed annuities	11	13	34	39
Variable annuities	1	—	1	1
Total contract charges	241	228	706	665
Total premiums and contract charges	$375	$366	$1,146	$1,090

Adopted accounting standards

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new accounting guidance for the recognition of other-than-temporary impairments (“OTTI”) of debt securities.  If the fair value of a debt security is less than its amortized cost basis at the reporting date, an entity shall assess whether the impairment is an OTTI.  When an entity intends to sell an impaired security or more likely than not will be required to sell an impaired security before recovery of its amortized cost basis, an OTTI is recognized in earnings.  If the entity does not expect to recover the entire amortized cost basis of an impaired debt security, even if it does not intend to sell the security and it is not more likely than not that it would be required to sell the security before recovery of its amortized cost basis, the entity must consider, based upon an estimate of the present value of cash flows expected to be collected on the debt security as compared to its amortized cost basis, whether a credit loss exists.  The portion of the total OTTI related to a credit loss shall be recognized in earnings while the portion of the total OTTI related to factors other than credit shall be recognized in other comprehensive income (“OCI”).  The statement of operations is required to present the total OTTI with an offset for the amount of the total OTTI that is recognized in OCI.  The statement disclosing accumulated other comprehensive income (“AOCI”) is required to separately present amounts recognized for debt securities for which a portion of an OTTI has been recognized in earnings.

The new guidance expands disclosure requirements for both debt and equity securities and requires a more detailed, risk-oriented breakdown of security types and related information, and requires that the annual disclosures be made for interim periods.  In addition, new disclosures are required about significant inputs used in determining credit losses as well as a rollforward of credit losses each period.  The disclosures are not required for earlier periods presented for comparative purposes.  The new guidance applies to existing and new investments held as of the beginning of the interim period of adoption.

The Company adopted the provisions of the new guidance as of April 1, 2009.  The adoption resulted in the reclassification of $733 million of previously recorded OTTI write-downs from retained income to unrealized capital losses.  The cumulative effect of adoption, net of related deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”) and tax adjustments, was an increase in retained income of $481 million and a decrease in unrealized net capital gains and losses of $339 million, with a net benefit to equity of $142 million.  The benefit to equity resulted from a decrease in the deferred tax asset valuation allowance.  The adoption did not have an impact on the Company’s Condensed Consolidated Statement of Operations.   The effect of the adoption on net income for interim periods after adoption is not determinable.  The accounting standard incorporates management’s intent as a critical component to the determination of the amount recorded and this assessment process was changed as of April 1, 2009 to an intent to sell model from an intent to hold model.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued new accounting guidance relating to fair value measurement to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity, transaction or quoted prices may not be determinative of fair value and further analysis of transaction or quoted prices may be necessary.  A significant adjustment to transaction or quoted prices may be necessary to estimate fair value under the current market conditions.  Determination of whether a transaction is orderly is based on the weight of relevant evidence.

The disclosure requirements are expanded to include the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs during the quarterly reporting period.  Disclosures of assets and liabilities measured at fair value are to be presented by major security type.  Disclosures are not required for earlier periods presented for comparative purposes.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with the total effect of the change in valuation technique and related inputs, if practicable, by major category.  The Company adopted the provisions of the new guidance as of April 1, 2009.  The adoption had no effect on the Company’s results of operations or financial position.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new accounting guidance to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The disclosures are not required for earlier periods presented for comparative purposes.  The Company adopted the provisions of the new guidance as of June 30, 2009.  The new guidance affects disclosures only and therefore the adoption had no impact on the Company’s results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new accounting guidance which clarifies that a noncontrolling interest in a subsidiary is that portion of the subsidiary’s equity that is attributable to owners of the subsidiary other than its parent or parent’s affiliates.  Noncontrolling interests are required to be reported as equity in the consolidated financial statements and as such, net income will include amounts attributable to both the parent and the noncontrolling interest with disclosure of the amounts attributable to each on the face of the consolidated statements of operations, if material.  All changes in a parent’s ownership interest in a subsidiary when control of the subsidiary is retained should be accounted for as equity transactions.  In contrast, when control over a subsidiary is relinquished and the subsidiary is deconsolidated, a parent is required to recognize a gain or loss in net income as well as provide certain associated expanded disclosures.  The new guidance requires prospective application as of the beginning of the fiscal year in which the standard is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented.  The adoption did not have an effect on the Company’s results of operations or financial position.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new accounting guidance, which amends and expands the disclosure requirements for derivatives.  The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity’s financial position, results of operations, and cash flows.  The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-risk-contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial statements.  Disclosures are not required for earlier periods presented for comparative purposes.  The new guidance affects disclosures only and therefore the adoption as of March 31, 2009 had no impact on the Company’s results of operations or financial position.

Pending accounting standards

Consolidation of Variable Interest Entities

In June 2009, the FASB issued new accounting guidance which requires an entity to perform a qualitative analysis to determine whether it holds a controlling financial interest (i.e., primary beneficiary (“PB”)) in a variable interest entity (“VIE”).  The analysis identifies the PB of a VIE as the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  Additional amendments include the requirement to perform ongoing reassessments to determine whether the entity is the PB of a VIE and the elimination of the quantitative approach for determining the PB of a VIE.  The new guidance is effective for fiscal years beginning after November 15, 2009.  The Company is in the process of evaluating the impact of adoption on the Company’s results of operations or financial position.

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In September 2009, the FASB issued new accounting guidance relating to investments that are required or permitted to be measured or disclosed at fair value when the investment does not have a readily determinable fair value and is accounted for under the measurement principles pertaining to investment companies. As a practical expedient, this guidance allows a reporting entity to measure the fair value of these investments on the basis of the net asset value per share of the investment (or its equivalent).  The amendments include additional disclosure requirements. The new guidance is effective for years ending after December 15, 2009.  The new guidance will affect the Company’s disclosures and the impact of adoption is not expected to be material to the Company’s results of operations or financial position.

2.    Related Party Transactions

Capital contributions

In March 2009, the Company received a capital contribution from AIC of $250 million, which was paid in cash and recorded as additional capital paid-in on the Condensed Consolidated Statements of Financial Position.

Postretirement benefit plans

Effective September 30, 2009, the Corporation became the sponsor of a group medical plan and a group life insurance plan to provide covered benefits to certain retired employees (“postretirement benefits”).  Prior to September 30, 2009, AIC was the sponsor of the plans that provided group medical and life insurance benefits to eligible retired employees.  In connection with the change in the sponsorship, amounts payable by the Company to the previous plan sponsor, AIC, totaling $22 million were forgiven.  The forgiveness of this liability was recorded as an increase in additional capital paid-in of $17 million and an increase to retained income of $5 million.

3.    Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain fixed income securities, mortgage loans and other investments, as well as mergers completed with equity securities and limited partnerships, totaled $277 million and $9 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

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

($ in millions)	Nine months ended
	September 30,
	2009	2008
Net change in proceeds managed
Net change in fixed income securities	$—	$314
Net change in short-term investments	(155)	274
Operating cash flow (used) provided	$(155)	$588

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(340)	$(1,817)
Liabilities for collateral and security repurchase, end of period	(495)	(1,229)
Operating cash flow provided (used)	$155	$(588)

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
At September 30, 2009
U.S. government and agencies	$4,716	$192	$(2)	$4,906
Municipal	4,981	125	(428)	4,678
Corporate	26,013	1,069	(975)	26,107
Foreign government	1,531	277	(1)	1,807
Residential mortgage-backed securities (“RMBS”)	5,681	93	(1,221)	4,553
Commercial mortgage-backed securities (“CMBS”)	3,635	27	(1,181)	2,481
Asset-backed securities (“ABS”)	2,490	22	(738)	1,774
Redeemable preferred stock	16	—	(1)	15
Total fixed income securities	$49,063	$1,805	$(4,547)	$46,321

At December 31, 2008
U.S. government and agencies	$2,792	$895	$—	$3,687
Municipal	3,976	28	(696)	3,308
Corporate	27,416	408	(3,555)	24,269
Foreign government	1,652	513	(65)	2,100
RMBS	4,933	62	(1,022)	3,973
CMBS	5,712	10	(1,992)	3,730
ABS	2,639	5	(1,275)	1,369
Redeemable preferred stock	16	—	(6)	10
Total fixed income securities	$49,136	$1,921	$(8,611)	$42,446

Scheduled maturities

The scheduled maturities for fixed income securities are as follows at September 30, 2009:

($ in millions)	Amortized	Fair
	cost	value
Due in one year or less	$1,814	$1,815
Due after one year through five years	13,902	14,196
Due after five years through ten years	9,771	10,085
Due after ten years	15,405	13,898
	40,892	39,994
Residential mortgage- and asset-backed securities	8,171	6,327
Total	$49,063	$46,321

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on residential mortgage and asset-backed securities, they are not categorized by contractual maturity.  The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fixed income securities	$635	$772	$1,955	$2,370
Mortgage loans	118	143	381	434
Equity securities	2	2	4	6
Limited partnership interests	2	(4)	6	33
Short-term	2	31	12	79
Other	(12)	(2)	(28)	11
Investment income, before expense	747	942	2,330	2,933
Investment expense	(25)	(30)	(70)	(107)
Net investment income	$722	$912	$2,260	$2,826

Realized capital gains and losses

Realized capital gains and losses by security type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fixed income securities	$(62)	$(459)	$86	$(1,566)
Mortgage loans	(65)	(10)	(113)	(46)
Equity securities	1	(2)	(23)	(25)
Limited partnership interests	(33)	(27)	(257)	(30)
Derivatives	(56)	(70)	234	(246)
Other	(17)	—	(75)	(15)
Realized capital gains and losses	$(232)	$(568)	$(148)	$(1,928)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Impairment write-downs (1)	$(278)	$(354)	$(833)	$(757)
Change in intent write-downs (2)	(1)	(262)	(58)	(1,016)
Net OTTI losses recognized in earnings	(279)	(616)	(891)	(1,773)
Sales	106	119	627	63
Valuation of derivative instruments	(60)	(146)	202	(340)
Settlements of derivative instruments	7	75	30	122
EMA LP income (3)	(6)	—	(116)	—
Realized capital gains and losses	$(232)	$(568)	$(148)	$(1,928)

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

Gross gains of $250 million and $186 million and gross losses of $101 million and $76 million were realized on sales of fixed income securities during the three months ended September 30, 2009 and 2008, respectively.  Gross gains of $879 million and $363 million and gross losses of $216 million and $285 million were realized on sales of fixed income securities during the nine months ended September 30, 2009 and 2008, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2009			Nine months ended September 30, 2009
	Total	Included in OCI	Net	Total	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(16)	$—	$(16)
Corporate	(110)	—	(110)	(180)	(9)	(189)
Foreign government	—	—	—	(17)	—	(17)
RMBS	(139)	96	(43)	(307)	200	(107)
CMBS	(89)	61	(28)	(142)	61	(81)
ABS	(8)	(32)	(40)	(175)	(23)	(198)
Total fixed income securities	(346)	125	(221)	(837)	229	(608)
Mortgage loans	(30)	—	(30)	(79)	—	(79)
Equity securities	—	—	—	(26)	—	(26)
Limited partnership interests	(27)	—	(27)	(142)	—	(142)
Other	(1)	—	(1)	(36)	—	(36)
Other-than-temporary impairment losses	$(404)	$125	$(279)	$(1,120)	$229	$(891)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income for fixed income securities at September 30, 2009, which were not included in earnings, are presented in the following table.  The amount excludes $92 million of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)
Corporate	$(40)
RMBS	(309)
CMBS	(86)
ABS	(93)
Total	$(528)

Rollforwards of the amount recognized in earnings related to credit losses for fixed income securities are presented in the following tables.

($ in millions)
Balance at June 30, 2009	$(1,193)
Additional credit loss for securities previously other-than-temporarily impaired	(72)
Additional credit loss for securities not previously other-than-temporarily impaired	(149)
Reduction in credit loss for securities disposed or collected	365
Reduction in credit loss for securities other-than-temporarily impaired to fair value	—
Change in credit loss due to accretion of increase in cash flows and time value of cash flows for securities previously other-than-temporarily impaired	—
Ending balance at September 30, 2009	$(1,049)

Beginning balance of cumulative credit loss for securities held at April 1, 2009	$(1,059)
Additional credit loss for securities previously other-than-temporarily impaired	(101)
Additional credit loss for securities not previously other-than-temporarily impaired	(278)
Reduction in credit loss for securities disposed or collected	389
Reduction in credit loss for securities other-than-temporarily impaired to fair value	—
Change in credit loss due to accretion of increase in cash flows and time value of cash flows for securities previously other-than-temporarily impaired	—
Ending balance at September 30, 2009	$(1,049)

The Company uses its best estimate of future cash flows expected to be collected from the fixed income security discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists.  The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security.  All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected.  That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition of the issue or issuer(s), expected defaults, expected recoveries, the value of underlying collateral and current subordination levels, vintage, geographic concentration, available reserves or escrows, third party guarantees and other credit enhancements.  Additionally, other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered.  The estimated fair value of collateral may be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement.  If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings.  The unrealized loss deemed to be related to factors other than credit remains classified in OCI.  If the Company determines that the fixed income security does not have sufficient cash flow or other information to determine a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and is recorded in earnings.

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
	value	Gains	Losses	gains (losses)
At September 30, 2009
Fixed income securities (1)	$46,321	$1,805	$(4,547)	$(2,742)
Equity securities	188	29	(8)	21
Short-term investments	1,731	—	—	—
Derivative instruments (2)	(21)	2	(21)	(19)
Unrealized net capital gains and losses, pre-tax				(2,740)
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				2,679
Amounts recognized				2,679
Deferred income taxes				16
Unrealized net capital gains and losses, after-tax				$(45)

(1)

Unrealized net capital gains and losses for fixed income securities comprise $(436) million related to unrealized net capital losses on fixed income securities with OTTI and $(2,306) million related to other unrealized net capital gains and losses.

(2)	Included in the fair value of derivative securities are $(4) million classified as assets and $17 million classified as liabilities.

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

	Fair	Gross unrealized		Unrealized net
	value	Gains	Losses	gains (losses)
At December 31, 2008
Fixed income securities	$42,446	$1,921	$(8,611)	$(6,690)
Equity securities	82	1	(25)	(24)
Short-term investments	3,858	4	(1)	3
Derivative instruments (1)	16	23	(9)	14
Unrealized net capital gains and losses, pre-tax				(6,697)
Amounts recognized for:
Insurance reserves				(378)
DAC and DSI				3,493
Amounts recognized				3,115
Deferred income taxes				1,245
Unrealized net capital gains and losses, after-tax				$(2,337)

(1)	Included in the fair value of derivative securities are $4 million classified as assets and $(12) million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the nine months ended September 30, 2009 is as follows:

($ in millions)

Fixed income securities	$3,948
Equity securities	45
Short-term investments	(3)
Derivative instruments	(33)
Total	3,957
Amounts recognized for:
Insurance reserves	378
DAC and DSI	(814)
Decrease in amounts recognized	(436)
Deferred income taxes	(1,229)
Increase in unrealized net capital gains and losses	$2,292

Portfolio monitoring

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made a decision to sell or whether it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes.  If a security meets either of these criteria, the security’s decline in fair value is deemed other than temporary and is recorded in earnings.

If the Company has not made the decision to sell the fixed income security and it is not more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis, the Company evaluates if it expects to receive cash flows sufficient to recover the entire amortized cost basis of the security by comparing the estimated recovery value calculated by discounting the best estimate of future cash flows at the security’s original or current effective rate, as appropriate, with the amortized cost of the security.  If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss deemed to be related to other factors and recognized in OCI.

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

Our portfolio monitoring process includes a quarterly review of all securities through a screening process which identifies instances where the fair value compared to amortized cost for fixed income securities and cost for equity securities is below established thresholds, and also includes the monitoring of other criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security.  Inherent in the Company’s evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition of the issue or issuer and its future earnings potential.  Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; 2) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; and 3) the specific reasons that a security is in a significant unrealized loss position, including overall market conditions which could affect liquidity.

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
At September 30, 2009
Fixed income securities
U.S. government and agencies	2	$450	$(2)	—	$—	$—	$(2)
Municipal	98	839	(52)	237	1,524	(376)	(428)
Corporate	167	2,339	(181)	492	5,794	(794)	(975)
Foreign government	2	21	—	3	7	(1)	(1)
RMBS	62	92	(42)	319	1,769	(1,179)	(1,221)
CMBS	9	59	—	289	2,164	(1,181)	(1,181)
ABS	12	126	(9)	179	1,329	(729)	(738)
Redeemable preferred stock	2	—	—	1	13	(1)	(1)
Total fixed income securities (1)	354	3,926	(286)	1,520	12,600	(4,261)	(4,547)
Equity securities	8	12	(4)	3	17	(4)	(8)
Total fixed income and equity securities	362	$3,938	$(290)	1,523	$12,617	$(4,265)	$(4,555)

Investment grade fixed income securities	305	$3,635	$(193)	1,174	$10,660	$(2,690)	$(2,883)
Below investment grade fixed income securities	49	291	(93)	346	1,940	(1,571)	(1,664)
Total fixed income securities	354	$3,926	$(286)	1,520	$12,600	$(4,261)	$(4,547)

At December 31, 2008
Fixed income securities
Municipal	400	$2,460	$(653)	26	$199	$(43)	$(696)
Corporate	1,282	12,781	(1,779)	446	4,344	(1,776)	(3,555)
Foreign government	43	304	(53)	2	13	(12)	(65)
RMBS	209	1,154	(293)	226	973	(729)	(1,022)
CMBS	289	2,646	(786)	176	901	(1,206)	(1,992)
ABS	61	348	(100)	166	926	(1,175)	(1,275)
Redeemable preferred stock	3	9	(6)	—	—	—	(6)
Total fixed income securities	2,287	19,702	(3,670)	1,042	7,356	(4,941)	(8,611)
Equity securities	39	55	(25)	—	—	—	(25)
Total fixed income and equity securities	2,326	$19,757	$(3,695)	1,042	$7,356	$(4,941)	$(8,636)

Investment grade fixed income securities	2,104	$18,791	$(3,343)	906	$6,757	$(4,481)	$(7,824)
Below investment grade fixed income securities	183	911	(327)	136	599	(460)	(787)
Total fixed income securities	2,287	$19,702	$(3,670)	1,042	$7,356	$(4,941)	$(8,611)

(1)

Gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which the Company has recorded a credit loss in earnings total $43 million for the less than 12 month category and $423 million for the 12 months or greater category.

As of September 30, 2009, $894 million of unrealized losses are related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $894 million, $819 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch or Dominion, or aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

As of September 30, 2009, the remaining $3.66 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost.  Investment grade securities comprising the $2.06 billion of unrealized losses were evaluated based on factors such as the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent’s bankruptcy.  Of the $3.66 billion, $1.59 billion are related to below investment grade fixed income securities and $7 million are related to equity securities.  Of these amounts, $1.26 billion of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of September 30, 2009.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads since the time of initial purchase which was largely due to the impact of macroeconomic conditions and credit market deterioration on real estate valuations.  Unrealized losses were evaluated based on credit ratings, as well as the performance of the underlying collateral relative to the securities’ positions in the securities’ respective capital structure. The unrealized losses on RMBS and ABS were evaluated with credit enhancements from bond insurers where applicable.  The unrealized losses on municipal bonds were evaluated based on the quality of the underlying security, as well as with credit enhancements from bond insurers, where applicable.  Unrealized losses on equity securities are primarily related to equity market fluctuations.

As of September 30, 2009, the Company has not made a decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of September 30, 2009, the Company had the intent and ability to hold the equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnership impairment

As of September 30, 2009 and December 31, 2008, equity-method limited partnership interests totaled $512 million and $627 million, respectively.  The Company recognizes a loss in value for equity-method investments when evidence demonstrates that it is other-than-temporarily impaired.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment.  The Company did not have any write-downs for the three months ended September 30, 2009 related to equity-method limited partnership interests.  The Company had write-downs of $1 million for the three months ended September 30, 2008, and write-downs of $5 million and $1 million for the nine months ended September 30, 2009 and 2008, respectively, related to equity-method limited partnership interests.

As of September 30, 2009 and December 31, 2008, the carrying value for cost-method limited partnership interests was $505 million and $560 million, respectively, which primarily included limited partnership interests in fund investments.  The fair value for cost-method investments is estimated to be equivalent to the reported net asset value of the underlying funds.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuations of the investments held by limited partnerships; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company uses a screening process to identify those investments whose net asset value is below established thresholds for certain periods of time, and investments that are performing below expectations for consideration for inclusion on its watch-list.  The Company had write-downs of $27 million and $26 million for the three months ended September 30, 2009 and 2008, respectively, and write-downs of $137 million and $33 million for the nine months ended September 30, 2009 and 2008, respectively, related to cost method investments that were other-than-temporarily impaired.

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

b) Quoted prices for identical or similar assets or liabilities in markets that are not active; or

c) Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3:     Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the assets and liabilities.

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

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements. In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented with the host contract in fixed income securities. As of September 30, 2009, 72.3% of total assets are measured at fair value and 1.1% of total liabilities are measured at fair value.

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

Foreign government; RMBS - U.S. government sponsored entities (“U.S. Agency”), Prime residential mortgage-backed securities (“Prime”) and Alt-A residential mortgage-backed securities (“Alt-A”); ABS -credit card, auto and student loans; Redeemable preferred stock: Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

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

RMBS - Subprime residential mortgage-backed securities (“Subprime”) and Alt-A: Subprime and certain Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements. Certain Subprime and Alt-A are valued based on non-binding broker quotes. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, Subprime and certain Alt-A are categorized as Level 3.

CMBS: Valued based on non-binding broker quotes or based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain CMBS are categorized as Level 3.

ABS - Collateralized debt obligations (“CDO”): Valued based on non-binding broker quotes received from brokers who are familiar with the investments. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all CDO are categorized as Level 3.

ABS - student loans and other: Valued based on inputs including quoted prices for identical or similar assets in markets that are not active. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain ABS are categorized as Level 3.

•                  Other investments: Certain free-standing OTC derivatives, such as interest rate caps and floors, certain credit default swaps and OTC options (including swaptions), are valued using valuation models that are widely accepted in the financial services industry. Non-market observable inputs such as volatility assumptions may be significant to the valuation of the instruments.

•                  Contractholder funds: Derivatives embedded in certain annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities. The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data. These are categorized as Level 3 as a result of the significance of non-market observable inputs.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2009:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of September 30,
	(Level 1)	(Level 2)	(Level 3)	netting	2009
Assets:
Fixed income securities:
U.S. government and agencies	$3,059	$1,847	$—		$4,906
Municipal	—	3,991	687		4,678
Corporate	—	16,644	9,463		26,107
Foreign government	—	1,797	10		1,807
RMBS	—	3,496	1,057		4,553
CMBS	—	1,155	1,326		2,481
ABS	—	275	1,499		1,774
Redeemable preferred stock	—	14	1		15
Total fixed income securities	3,059	29,219	14,043		46,321
Equity securities	133	28	27		188
Short-term investments	164	1,567	—		1,731
Other investments:
Free-standing derivatives	—	773	25	$(338)	460
Separate account assets	9,026	—	—		9,026
Other assets	—	—	2		2
Total recurring basis assets	12,382	31,587	14,097	(338)	57,728
Non-recurring basis (1)	—	—	217		217
Total assets at fair value	$12,382	$31,587	$14,314	$(338)	$57,945
% of total assets at fair value	21.4%	54.5%	24.7%	(0.6)%	100.0%

Liabilities:
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(221)	$(120)		$(341)
Other liabilities:
Free-standing derivatives	—	(687)	(100)	$285	(502)
Total liabilities at fair value	$—	$(908)	$(220)	$285	$(843)
% of total liabilities at fair value	—%	107.7%	26.1%	(33.8)%	100.0%

(1)

Includes $167 million of mortgage loans, $48 million of limited partnership interests and $2 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008:

($ in millions)	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of December 31,
	(Level 1)	(Level 2)	(Level 3)	netting	2008
Assets
Fixed income securities:
U.S. government and agencies	$276	$3,411	$—		$3,687
Municipal	—	2,605	703		3,308
Corporate	—	14,402	9,867		24,269
Foreign government	—	2,100	—		2,100
RMBS	—	2,162	1,811		3,973
CMBS	—	3,320	410		3,730
ABS	—	28	1,341		1,369
Redeemable preferred stock	—	9	1		10
Total fixed income securities	276	28,037	14,133		42,446
Equity securities	1	54	27		82
Short-term investments	342	3,516	—		3,858
Other investments:
Free-standing derivatives	—	605	13	$(480)	138
Separate account assets	8,239	—	—		8,239
Other assets	(1)	—	1		—
Total recurring basis assets	8,857	32,212	14,174	(480)	54,763
Non-recurring basis (1)	—	—	244		244
Total assets at fair value	$8,857	$32,212	$14,418	$(480)	$55,007
% of total assets at fair value	16.1%	58.6%	26.2%	(0.9)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(37)	$(265)		$(302)
Other liabilities:
Free-standing derivatives	—	(1,118)	(106)	$460	(764)
Total liabilities at fair value	$—	$(1,155)	$(371)	$460	$(1,066)
% of total liabilities at fair value	—%	108.4%	34.8%	(43.2)%	100.0%

(1)

Includes $164 million of mortgage loans, $70 million of limited partnership interests and $10 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

When the inputs used to measure fair value fall into different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3).

The following table provides a summary of changes in fair value during the three-month period ended September 30, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis. Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table below.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for financial
	Balance as of June 30, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2009		instruments still held at September 30, 2009 (3)
Assets
Fixed income securities:
Municipal	$687	$(1)	$21	$(14)	$(6)	$687		$—
Corporate	9,504	48	495	(533)	(51)	9,463		34
Foreign government	—	—	—	10	—	10		—
RMBS	1,411	(35)	176	(80)	(415)	1,057		(37)
CMBS	887	(58)	418	(57)	136	1,326		(17)
ABS	1,257	(9)	371	3	(123)	1,499		(39)
Redeemable preferred stock	1	—	—	—	—	1		—
Total fixed income securities	13,747	(55)	1,481	(671)	(459)	14,043		(59)
Equity securities	26	—	1	—	—	27		—
Other investments:
Free-standing derivatives, net	(99)	17	—	7	—	(75	)(2)	24
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 assets	$13,676	$(38)	$1,482	$(664)	$(459)	$13,997		$(35)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(155)	$36	$—	$(1)	$—	$(120)		$36
Total recurring Level 3 liabilities	$(155)	$36	$—	$(1)	$—	$(120)		$36

(1)

The effect to net income totals $(2) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(50) million in realized capital gains and losses, $11 million in net investment income, $(1) million in interest credited to contractholder funds and $(36) million in contract benefits.

(2)	Comprises $25 million of assets and $(100) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $1 million and are reported in the Condensed Consolidated Statements of Operations as follows: $(47) million in realized capital gains and losses, $10 million in net investment income, $(2) million in interest credited to contractholder funds, and $(36) million in contract benefits.

The following table provides a summary of changes in fair value during the nine-month period ended September 30, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for financial
	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2009		instruments still held at September 30, 2009 (3)
Assets
Fixed income securities:
Municipal	$703	$(1)	$28	$(27)	$(16)	$687		$—
Corporate	9,867	(9)	1,119	(1,405)	(109)	9,463		(5)
Foreign government	—	—	—	10	—	10		—
RMBS	1,811	(69)	54	(162)	(577)	1,057		(67)
CMBS	410	(162)	591	(74)	561	1,326		(131)
ABS	1,341	(164)	617	(126)	(169)	1,499		(169)
Redeemable preferred stock	1	—	—	—	—	1		—
Total fixed income securities	14,133	(405)	2,409	(1,784)	(310)	14,043		(372)
Equity securities	27	—	—	—	—	27		—
Other investments:
Free-standing derivatives, net	(93)	55	—	(37)	—	(75	)(2)	68
Other assets	1	1	—	—	—	2		1
Total recurring Level 3 assets	$14,068	$(349)	$2,409	$(1,821)	$(310)	$13,997		$(303)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(265)	$141	$—	$4	$—	$(120)		$141
Total recurring Level 3 liabilities	$(265)	$141	$—	$4	$—	$(120)		$141

(1)

The effect to net income totals $(208) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(409) million in realized capital gains and losses, $60 million in net investment income, and $(141) million in contract benefits.

(2)	Comprises $25 million of assets and $(100) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(162) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(357) million in realized capital gains and losses, $51 million in net investment income, $(3) million in interest credited to contractholder funds, and $(141) million in contract benefits.

The following table provides a summary of changes in fair value during the three-month period ended September 30, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for financial
	Balance as of June 30, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008		instruments still held at September 30, 2008 (3)
Assets
Fixed income securities:
Municipal	$804	$—	$(6)	$(32)	$(57)	$709		$—
Corporate	11,344	(89)	(466)	(73)	149	10,865		(95)
Foreign government	—	—	—	(5)	5	—		—
RMBS	2,292	(81)	(88)	(188)	—	1,935		(62)
CMBS	543	(52)	(8)	(280)	31	234		(51)
ABS	2,377	(174)	(135)	(94)	—	1,974		(175)
Redeemable preferred stock	—	1	—	—	—	1		—
Total fixed income securities	17,360	(395)	(703)	(672)	128	15,718		(383)
Equity securities	27	(1)	(1)	5	—	30		(1)
Other investments:
Free-standing derivatives, net	(25)	(34)	—	25	—	(34	)(2)	(3)
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 assets	$17,364	$(430)	$(704)	$(642)	$128	$15,716		$(387)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(20)	$(23)	$—	$1	$—	$(42)		$(23)
Total recurring Level 3 liabilities	$(20)	$(23)	$—	$1	$—	$(42)		$(23)

(1)

The effect to net income totals $(453) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(461) million in realized capital gains and losses, $32 million in net investment income, $1 million in interest credited to contractholder funds, and $23 million in contract benefits.

(2)	Comprises $34 million of assets and $(68) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(410) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(419) million in realized capital gains and losses, $32 million in net investment income, and $23 million in contract benefits.

The following table provides a summary of changes in fair value during the nine-month period ended September 30, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for financial
	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008		instruments still held at September 30, 2008 (3)
Assets
Fixed income securities:
Municipal	$231	$—	$(27)	$(43)	$548	$709		$—
Corporate	11,845	(143)	(673)	(418)	254	10,865		(175)
Foreign government	—	—	—	(5)	5	—		—
RMBS	3,034	(496)	(195)	(408)	—	1,935		(453)
CMBS	790	(398)	147	(340)	35	234		(236)
ABS	2,930	(187)	(500)	(316)	47	1,974		(148)
Redeemable preferred stock	—	1	—	—	—	1		—
Total fixed income securities	18,830	(1,223)	(1,248)	(1,530)	889	15,718		(1,012)
Equity securities	61	(3)	(7)	18	(39)	30		(3)
Other investments:
Free-standing derivatives, net	(6)	(65)	—	37	—	(34	)(2)	18
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 assets	$18,887	$(1,291)	$(1,255)	$(1,475)	$850	$15,716		$(997)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(47)	$—	$1	$—	$(42)		$(47)
Total recurring Level 3 liabilities	$4	$(47)	$—	$1	$—	$(42)		$(47)

(1)

The effect to net income totals $(1.34) billion and is reported in the Condensed Consolidated Statements of Operations as follows: $(1.34) billion in realized capital gains and losses, $57 million in net investment income, $5 million in interest credited to contractholder funds, and $47 million in contract benefits.

(2)	Comprises $34 million of assets and $(68) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(1.04) billion and are reported in the Condensed Consolidated Statements of Operations as follows: $(1.04) billion in realized capital gains and losses, $51 million in net investment income, $1 million in interest credited to contractholder funds and $47 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value as of September 30, 2009.

Financial assets

($ in millions)	September 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$8,674	$7,229	$10,012	$8,700
Limited partnership interests - cost basis	505	417	560	541
Bank loans	444	403	981	675
Intercompany notes	250	216	250	185

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

Financial liabilities

($ in millions)	September 30, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$40,620	$39,340	$45,989	$42,484
Surplus notes due to related parties	650	617	650	566
Liability for collateral	495	495	340	340

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

6.  Derivative Financial Instruments

The Company primarily uses derivatives for risk management and asset replication.  In addition, the Company has derivatives embedded in non-derivative “host” contracts, which are required to be separated from the host contracts and accounted for at fair value as derivative instruments.  With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.  The Company does not use derivatives for trading purposes.  Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements to permit the application of hedge accounting.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC free-standing derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of September 30, 2009, the Company pledged $16 million of securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statements of Financial Position at September 30, 2009.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$820	n/a	$(89)	$—	$(89)
Foreign currency swap agreements	Other investments	15	n/a	(5)	—	(5)
Foreign currency and interest rate swap agreements	Other investments	435	n/a	165	165	—
Total		$1,270	n/a	$71	$165	$(94)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$898	n/a	$17	$42	$(25)
Interest rate cap and floor agreements	Other investments	2,204	n/a	(6)	5	(11)
Financial futures contracts and options	Other assets	n/a	549	—	—	—
Equity and index contracts
Options, financial futures and warrants (2)	Other investments	75	21,650	410	410	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	9	n/a	(1)	—	(1)
Embedded derivative financial instruments
Conversion options in fixed income securities	Fixed income securities	322	n/a	124	124	—
Equity-indexed call options in fixed income securities	Fixed income securities	475	n/a	80	80	—
Credit default contracts
Credit Default Swaps – Buying Protection	Other investments	25	n/a	—	—	—
Other contract
Other contracts	Other investments	75	n/a	—	—	—
Other contracts	Other assets	6	n/a	2	2	—
Total		$4,089	22,199	$626	$663	$(37)

Total derivative assets		$5,359	22,199	$697	$828	$(131)

(1)     Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded.  (n/a = not applicable)

(2)     In addition to the number of contracts presented in the table, the Company held 837,100 stock warrants.  Each stock warrant can be exercised into a single share of common stock.

($ in millions, except number of contracts)	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$1,962	n/a	$(222)	$—	$(222)
Foreign currency swap agreements	Other liabilities & accrued expenses	193	n/a	(16)	3	(19)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	435	n/a	75	75	—
Foreign currency and interest rate swap agreements	Contractholder funds	n/a	n/a	31	31	—
Total		$2,590	n/a	$(132)	$109	$(241)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$3,139	n/a	$(17)	$40	$(57)
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,401	n/a	(5)	16	(21)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	991	—	—	—
Equity and index contracts
Options, financial futures and warrants	Other liabilities & accrued expenses	36	22,569	(223)	1	(224)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	105	n/a	3	3	—
Foreign currency forwards and options	Other liabilities & accrued expenses	215	n/a	1	2	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,105	n/a	(74)	—	(74)
Guaranteed withdrawal benefits	Contractholder funds	815	n/a	(45)	—	(45)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,199	n/a	(221)	—	(221)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(1)	—	(1)
Credit default contracts
Credit Default Swaps — Buying Protection	Other liabilities & accrued expenses	692	n/a	(34)	5	(39)
Credit Default Swaps — Selling Protection	Other liabilities & accrued expenses	451	n/a	(73)	—	(73)
Total		$14,243	23,560	$(689)	$67	$(756)

Total derivative liabilities		$16,833	23,560	$(821)	$176	$(997)

Total derivatives		$22,192	45,759	$(124)

(1)     Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded.  (n/a = not applicable)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Financial Position.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be less than $1 million during the next twelve months.

($ in millions)	Three months ended September 30, 2009	Nine months ended September 30, 2009
Effective portion
Loss recognized in OCI on derivatives during the period	$(12)	$(36)
Loss recognized in OCI on derivatives during the term of the hedging relationship	$(20)	$(20)
Gain reclassified from AOCI into income (net investment income)	$—	$1
Loss reclassified from AOCI into income (realized capital gains and losses)	$(2)	$(1)
Ineffective portion and amount excluded from effectiveness testing
Gain recognized in income on derivatives (realized capital gains and losses)	$—	$—

The following table presents gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended September 30, 2009
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(55)	$—	$—	$—	$(55)
Foreign currency and interest rate contracts	—	(3)	—	12	9
Subtotal	(55)	(3)	—	12	(46)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(109)	—	—	(109)
Equity and index contracts	—	—	—	68	68
Embedded derivative financial instruments	—	54	36	(100)	(10)
Foreign currency contracts	—	1	—	—	1
Credit default contracts	—	3	—	—	3
Other contracts	—	—	—	2	2
Subtotal	—	(51)	36	(30)	(45)
Total	$(55)	$(54)	$36	$(18)	$(91)

	Nine months ended September 30, 2009
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$23	$10	$—	$(13)	$20
Foreign currency and interest rate contracts	—	(6)	—	72	66
Subtotal	23	4	—	59	86

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	165	—	—	165
Equity and index contracts	—	—	—	77	77
Embedded derivative financial instruments	—	56	146	(185)	17
Foreign currency contracts		1	—	—	1
Credit default contracts	—	9	—	—	9
Other contracts	—	—	—	1	1
Subtotal	—	231	146	(107)	270
Total	$23	$235	$146	$(48)	$356

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended September 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$—	$1	$(1)	$—
Net investment income	(21)	—	—	21
Realized capital gains and losses	—	(3)	—	—
Total	$(21)	$(2)	$(1)	$21

	Nine months ended September 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$45	$(19)	$—
Net investment income	124	—	—	(124)
Realized capital gains and losses	10	(6)	—	—
Total	$108	$39	$(19)	$(124)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2009, counterparties pledged $54 million in cash and $39 million in securities to the Company, and the Company pledged $256 million in securities to counterparties which includes $188 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $68 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

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

($ in millions)	September 30, 2009				December 31, 2008
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	—	$—	$—	$—	1	$236	$5	$5
A+	2	4,185	67	1	2	242	8	8
A	2	1,070	37	15	2	1,730	35	15
A-	1	166	23	23	1	216	25	25
Total	5	$5,421	$127	$39	6	$2,424	$73	$53

(1)     Rating is the lower of S&P or Moody’s ratings.

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

The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position as of September 30, 2009, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)

Gross liability fair value of contracts containing credit-risk-contingent features	$495
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(261)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(188)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$46

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of September 30, 2009:

($ in millions)	Notional amount credit rating underlying notional
	AAA	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$—	$10	$45	$46	$15	$116	$(6)
Municipal	—	25	—	—	—	25	(5)
Subtotal	—	35	45	46	15	141	(11)
First-to-default
Investment grade corporate debt	—	—	45	45	—	90	(1)
Municipal	—	20	135	—	—	155	(29)
Subtotal	—	20	180	45	—	245	(30)
Index
Investment grade corporate debt	1	5	21	26	12	65	(32)
Total	$1	$60	$246	$117	$27	$451	$(73)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2008:

($ in millions)	Notional amount credit rating underlying notional
	AAA	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$10	$—	$115	$91	$—	$216	$(10)
High yield debt	—	—	—	—	6	6	(3)
Municipal	—	25	—	—	—	25	(11)
Sovereign	—	—	—	20	5	25	(1)
Subtotal	10	25	115	111	11	272	(25)
First-to-default
Investment grade corporate debt	—	—	30	60	—	90	(5)
Municipal	—	120	35	—	—	155	(43)
Subtotal	—	120	65	60	—	245	(48)
Total	$10	$145	$180	$171	$11	$517	$(73)

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

7.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Premiums and contract charges
Direct	$542	$560	$1,642	$1,688
Assumed
Affiliate	26	16	76	46
Non-affiliate	5	7	16	19
Ceded—non-affiliate	(198)	(217)	(588)	(663)

Premiums and contract charges, net of reinsurance	$375	$366	$1,146	$1,090

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Contract benefits
Direct	$296	$580	$1,535	$1,563
Assumed
Affiliate	16	8	49	26
Non-affiliate	4	5	18	19
Ceded—non-affiliate (1)	11	(232)	(584)	(563)

Contract benefits, net of reinsurance	$327	$361	$1,018	$1,045

(1)   The three months ended September 30, 2009 include a $166 million decrease in the reinsurance recoverable related to the ceded variable annuity contract guarantees as a result of improved equity market conditions during 2009.

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest credited to contractholder funds
Direct	$488	$580	$1,605	$1,744
Assumed
Affiliate	3	2	8	8
Non-affiliate	3	5	9	12
Ceded—non-affiliate	(9)	(14)	(24)	(32)

Interest credited to contractholder funds, net of reinsurance	$485	$573	$1,598	$1,732

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $168 million at September 30, 2009.  The obligations associated with these fixed income securities expire at various dates during the next five years.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2009.

Regulation and Compliance

The Company is subject to changing social, economic and regulatory conditions.  From time to time, regulatory authorities or legislative bodies seek to impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry.  In addition, the Company establishes procedures and policies to both facilitate compliance with laws and regulations and create prudent and transparent operations.  The Company routinely reviews its processes to validate compliance with laws, rules and regulations and internal policies and procedure.  As a result of these reviews, the Company may from time to time conclude that certain processes, policies and procedures need to be modified.  Such modifications, and the Company evaluations leading to such modifications, may be accompanied by payments being made and costs being incurred.   The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.

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

•             The outcome of these matters may be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers, or other entities.  The outcome may also be affected by future state or federal legislation, the timing or substance of which cannot be predicted.

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

•             For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection.  The Company reviews these matters on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

•                  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court granted AIC’s motions for summary judgment.  Following plaintiffs’ filing of a notice of appeal, the U.S. Court of Appeals for the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time.  In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Third Circuit along with the merits of the appeal.  In July 2009, the Third Circuit vacated the decision which granted AIC’s summary judgment motions, remanded the cases to the trial court for additional discovery, and directed that the cases be reassigned to another trial court judge.

•                  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  AIC’s interlocutory appeal from the partial summary judgment was granted.  In June 2008, the U.S. Court of Appeals for the Eighth Circuit affirmed summary judgment in the EEOC’s favor.  In September 2008, the Eighth Circuit granted AIC’s petition for rehearing en banc and vacated its earlier decision affirming the trial court’s grant of summary judgment in favor of the EEOC.  The Eighth Circuit then dismissed AIC’s appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.  On September 11, 2009, a proposed settlement embodied in a stipulated order agreed to by the parties was filed with the trial court.  The stipulated order, which resolves this litigation and was entered by the trial court, provides for a payment which is immaterial in amount to be allocated among 90 claimants and certain other relief.

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

9.  Income Taxes

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the nine-month period ended September 30 is as follows:

($ in millions)	2009		2008

Statutory federal income tax rate - benefit	$(143)	(35.0)%	$(371)	(35.0)%
Dividends received deduction	(8)	(2.0)	(13)	(1.2)
Other	(2)	(0.5)	(10)	(0.9)
Valuation allowance	137	33.5	—	—
Effective income tax rate - benefit	$(16)	(4.0)%	$(394)	(37.1)%

There was no valuation allowance for deferred tax assets as of September 30, 2009 compared to a valuation allowance of $9 million at December 31, 2008, primarily due to a reduction in capital losses that have not been recognized for tax purposes and a reduction in gross unrealized losses on equity securities.  Income tax expense for the nine months ended September 30, 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of new accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.  The release of the valuation allowance is related to the reversal of previously recorded other-than-temporary impairment write-downs that would not have been recorded under the new OTTI accounting guidance.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.

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

10.    Other Comprehensive Income

The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2009			2008
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$1,526	$(534)	$992	$(1,014)	$355	$(659)
Less: reclassification adjustment of realized capital gains and losses	(102)	36	(66)	(489)	171	(318)
Unrealized net capital gains and losses	1,628	(570)	1,058	(525)	184	(341)
Other comprehensive income (loss)	$1,628	$(570)	1,058	$(525)	$184	(341)
Net loss			(57)			(184)
Comprehensive income (loss)			$1,001			$(525)

	Nine months ended September 30,
	2009			2008
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding gains and losses arising during the period, net of related offsets	$3,794	$(1,325)	$2,469	$(2,717)	$951	$(1,766)
Less: reclassification adjustment of realized capital gains and losses	(249)	87	(162)	(1,635)	572	(1,063)
Unrealized net capital gains and losses	4,043	(1,412)	2,631	(1,082)	379	(703)
Other comprehensive income (loss)	$4,043	$(1,412)	2,631	$(1,082)	$379	(703)
Net loss			(393)			(667)
Comprehensive income (loss)			$2,238			$(1,370)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of September 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the condensed consolidated financial statements, the Company changed its presentation and method of accounting for other-than-temporary impairments of debt securities in the second quarter of 2009.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

November 10, 2009

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

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

HIGHLIGHTS

•                  Net loss was $57 million and $393 million in the third quarter and first nine months of 2009, respectively, compared to $184 million and $667 million in the third quarter and first nine months of 2008, respectively.

•                  Net realized capital losses totaled $232 million and $148 million in the third quarter and first nine months of 2009, respectively, compared to $568 million and $1.93 billion in the third quarter and first nine months of 2008, respectively.

•                  Investments as of September 30, 2009 totaled $59.93 billion, reflecting an increase in carrying value of $154 million from $59.77 billion as of December 31, 2008 and a decrease of $4.89 billion from $64.81 billion as of September 30, 2008.  Net investment income decreased 20.8% to $722 million in the third quarter and 20.0% to $2.26 billion in the first nine months of 2009 from $912 million and $2.83 billion in the third quarter and first nine months of 2008, respectively.

•                  Contractholder fund deposits totaled $679 million and $1.50 billion in the third quarter of 2009 and 2008, respectively, all of which were related to individual products.  Contractholder fund deposits for the first nine months of 2009 reflect deposits on individual products of $2.61 billion and no deposits on institutional products compared to deposits on individual and institutional products of $4.09 billion and $4.16 billion, respectively, in the first nine months of 2008.

•                  Maturities and retirements of institutional products totaled $212 million and $3.33 billion in the third quarters of 2009 and 2008, respectively, and $4.72 billion and $7.46 billion in the first nine months of 2009 and 2008, respectively.

•                  Restructuring charges of $4 million and $23 million in the third quarter and first nine months of 2009, respectively, were recorded in connection with our initiative to lower operating expenses, with targeted annual savings of $90 million beginning in 2011.

OPERATIONS

Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Premiums	$134	$138	$440	$425
Contract charges	241	228	706	665
Net investment income	722	912	2,260	2,826
Realized capital gains and losses	(232)	(568)	(148)	(1,928)
Total revenues	865	710	3,258	1,988

Costs and expenses
Contract benefits	(327)	(361)	(1,018)	(1,045)
Interest credited to contractholder funds	(485)	(573)	(1,598)	(1,732)
Amortization of deferred policy acquisition costs (“DAC”)	(61)	26	(758)	32
Operating costs and expenses	(74)	(100)	(244)	(285)
Restructuring and related charges	(4)	—	(23)	—
Interest expense	(11)	(6)	(32)	(12)
Total costs and expenses	(962)	(1,014)	(3,673)	(3,042)

Gain (loss) on disposition of operations	2	2	6	(7)
Income tax benefit	38	118	16	394
Net loss	$(57)	$(184)	$(393)	$(667)

Investments at September 30			$59,926	$64,814

Net loss was $57 million and $393 million in the third quarter and first nine months of 2009, respectively, compared to $184 million and $667 million in the third quarter and first nine months of 2008, respectively.  The improvements of $127 million and $274 million in the third quarter and first nine months of 2009, respectively, were primarily due to lower net realized capital losses, interest credited to contractholder funds and contract benefits, partially offset by lower net investment income, higher amortization of DAC and, in the first nine months of 2009, a $142 million increase in the valuation allowance relating to the deferred tax asset on capital losses that was recorded in the first quarter of 2009.  This valuation allowance was released in connection with our adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense on a year-to-date basis.

Analysis of Revenues Total revenues increased 21.8% or $155 million in the third quarter of 2009 and 63.9% or $1.27 billion in the first nine months of 2009, compared to the same periods of 2008, due primarily to lower net realized capital losses, partially offset by lower net investment income.

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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Premiums
Traditional life insurance	$96	$90	$289	$271
Immediate annuities with life contingencies	15	25	83	91
Accident, health and other	23	23	68	63
Total premiums	134	138	440	425

Contract charges
Interest-sensitive life insurance	229	215	671	625
Fixed annuities	11	13	34	39
Variable annuities	1	—	1	1
Total contract charges (1)	241	228	706	665

Total premiums and contract charges	$375	$366	$1,146	$1,090

(1)        Total contract charges for the third quarter of 2009 and 2008 include contract charges related to the cost of insurance totaling $153 million and $142 million, respectively.  Total contract charges for the first nine months of 2009 and 2008 include contract charges related to the cost of insurance totaling $450 million and $419 million, respectively.

Total premiums decreased 2.9% in the third quarter of 2009 compared to the third quarter of 2008 due to lower sales of immediate annuities with life contingencies, partially offset by lower reinsurance on traditional life insurance.  Total premiums increased 3.5% in the first nine months of 2009 compared to the same period of 2008 due to lower reinsurance on traditional life insurance, partially offset by lower sales of immediate annuities with life contingencies.

Total contract charges increased 5.7% and 6.2% in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008 due primarily to higher contract charges on interest-sensitive life insurance products resulting from increases in certain policy administration fees.

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Contractholder funds, beginning balance	$52,298	$60,886	$56,780	$60,464

Deposits
Fixed annuities	342	1,178	1,612	3,101
Institutional products (funding agreements)	—	—	—	4,158
Interest-sensitive life insurance	337	324	996	989
Other	—	—	—	1
Total deposits	679	1,502	2,608	8,249

Interest credited	486	588	1,506	1,785

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(212)	(3,330)	(4,715)	(7,460)
Benefits	(377)	(422)	(1,202)	(1,302)
Surrenders and partial withdrawals	(973)	(1,062)	(2,812)	(3,096)
Contract charges	(218)	(206)	(637)	(605)
Net transfers from separate accounts	2	4	8	16
Fair value hedge adjustments for institutional products	1	(164)	31	(165)
Other adjustments (1)	(61)	(6)	58	(96)
Total maturities, benefits, withdrawals and other adjustments	(1,838)	(5,186)	(9,269)	(12,708)
Contractholder funds, ending balance	$51,625	$57,790	$51,625	$57,790

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

Contractholder funds decreased 1.3% and 5.1% in the third quarters of 2009 and 2008, respectively, and decreased 9.1% and 4.4% in the first nine months of 2009 and 2008, respectively.  Average contractholder funds decreased 12.4% and 8.3% in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008.

Contractholder deposits decreased 54.8% in the third quarter of 2009 compared to the third quarter of 2008 due to lower deposits on fixed annuities.  In the first nine months of 2009, contractholder deposits decreased 68.4% compared to the same period of 2008 because there were no issuances of institutional products in the first nine months of 2009 compared to $4.16 billion in the prior year period and lower deposits on fixed annuities.  Deposits on fixed annuities decreased 71.0% and 48.0% in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008 due to pricing actions relating to our efforts to improve returns on new business and reduce our concentration in spread based products.  Sales of our institutional products vary from period to period based on management’s assessment of market conditions, investor demand and operational priorities such as our current focus on reducing our concentration in spread based products.

Maturities and retirements of institutional products decreased 93.6% to $212 million in the third quarter of 2009 from $3.33 billion in the third quarter of 2008.  In the first nine months of 2009, maturities and retirements of institutional products decreased 36.8% to $4.72 billion from $7.46 billion in the prior year period.  These decreases were primarily due to lower retirements of extendible institutional market obligations in 2009.  In the first nine months of 2009, the lower retirements of extendible institutional market obligations were partially offset by the redemption of $1.39 billion of institutional product liabilities in accordance with cash tender offers announced in May 2009 to reduce the amount of our outstanding obligations and related interest expense.  During the third quarter and first nine months of 2009, we retired $9 million and $1.45 billion, respectively, of extendible institutional market obligations for which investors had elected to non-extend their maturity date.  This compares to retirements of extendible institutional market obligations totaling $2.25 billion and $4.64 billion in the third quarter and first nine months of 2008, respectively.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 8.4% to $973 million in the third quarter of 2009 and 9.2% to $2.81 billion in the first nine months of 2009 from $1.06 billion and $3.10 billion in the third quarter and first nine months of 2008, respectively, due primarily to lower surrenders and partial withdrawals on deferred fixed annuities.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 8.9% in the first nine months of 2009 compared to 9.8% in the first nine months of 2008.

Net investment income decreased 20.8% or $190 million to $722 million in the third quarter of 2009 and 20.0% or $566 million to $2.26 billion in the first nine months of 2009 from $912 million and $2.83 billion in the third quarter and first nine months of 2008, respectively.  For further discussion of net investment income, see the Investments section of Management’s Discussion and Analysis (“MD&A”).

Net realized capital gains and losses reflected net losses of $232 million and $148 million in the third quarter and first nine months of 2009, respectively, compared to net losses of $568 million and $1.93 billion in the same periods of 2008, respectively.  For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of Costs and Expenses Total costs and expenses decreased 5.1% or $52 million in the third quarter of 2009 and increased 20.7% or $631 million in the first nine months of 2009, compared to the same periods of 2008.  The decline in the third quarter of 2009 reflects lower interest credited to contractholder funds, contract benefits and operating costs and expenses, partially offset by higher amortization of DAC.  The increase in the first nine months of 2009 primarily reflects higher amortization of DAC, partially offset by lower interest credited to contractholder funds, operating costs and expenses and contract benefits.

Contract benefits decreased 9.4% or $34 million in the third quarter of 2009 and 2.6% or $27 million in the first nine months of 2009, compared to the same periods of 2008.  The decline in both periods reflects improved mortality experience on annuities and traditional life insurance products.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $138 million and $417 million in the third quarter and first nine months of 2009, respectively, compared to $137 million and $413 million in the third quarter and first nine months of 2008, respectively.  The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Life insurance	$99	$79	$307	$261
Annuities	(1)	(23)	(18)	(49)
Total benefit spread	$98	$56	$289	$212

Benefit spread increased 75.0% or $42 million in the third quarter of 2009 and 36.3% or $77 million in the first nine months of 2009 compared to the same periods of 2008.  The increase in both periods was primarily due to improved mortality experience on annuities and traditional life insurance and increased contract charges on interest-sensitive life insurance products for the cost of insurance, partially offset by lower premiums on immediate annuities with life contingencies.

Interest credited to contractholder funds decreased 15.4% or $88 million in the third quarter of 2009 and 7.7% or $134 million in the first nine months of 2009, compared to the same periods of 2008.  These declines were due primarily to lower average contractholder funds, partially offset by unfavorable changes in amortization of deferred sales inducements (“DSI”).

Amortization of DSI for the third quarter and first nine months of 2009 reflected a charge to income of $4 million and $114 million, respectively, compared to a credit to income of $2 million and $17 million for the third quarter and first nine months of 2008, respectively.  The unfavorable changes of $6 million and $131 million in the third quarter and first nine months of 2009, respectively, were predominately the result of unfavorable changes in amortization relating to realized capital gains and losses.  In addition, the comparison of the first nine months of 2009 to the same period of 2008 was unfavorably impacted by the acceleration of amortization relating to our annual comprehensive review of assumptions in the first quarter.  The acceleration of amortization of DSI due to changes in assumptions increased interest credited to contractholder funds by $38 million in the first quarter of 2009 compared to amortization deceleration which decreased interest credited to contractholder funds by $1 million in the first quarter of 2008.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Annuities	$39	$115	$53	$362
Life insurance	1	8	7	37
Institutional products	5	13	28	56
Net investment income on investments supporting capital	54	66	157	226
Total investment spread	$99	$202	$245	$681

Investment spread declined 51.0% or $103 million in the third quarter of 2009 and 64.0% or $436 million in the first nine months of 2009, compared to the same periods of 2008.  These declines reflect lower net investment income, partially offset by decreased interest credited to contractholder funds.

To further analyze investment spreads, the following tables summarize the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2009	2008	2009	2008	2009	2008
Interest-sensitive life insurance	5.4%	6.0%	4.7%	4.7%	0.7%	1.3%
Deferred fixed annuities	4.5	5.7	3.6	3.8	0.9	1.9
Immediate fixed annuities with and without life contingencies	6.4	6.7	6.4	6.5	—	0.2
Institutional products	2.9	3.7	2.0	3.2	0.9	0.5
Investments supporting capital, traditional life and other products	3.4	5.0	N/A	N/A	N/A	N/A

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2009	2008	2009	2008	2009	2008
Interest-sensitive life insurance	5.4%	6.1%	4.6%	4.6%	0.8%	1.5%
Deferred fixed annuities	4.8	5.6	3.7	3.8	1.1	1.8
Immediate fixed annuities with and without life contingencies	6.3	6.8	6.5	6.5	(0.2)	0.3
Institutional products	3.1	4.3	2.1	3.5	1.0	0.8
Investments supporting capital, traditional life and other products	3.3	5.6	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	September 30,
	2009	2008
Immediate fixed annuities with life contingencies	$8,414	$8,316
Other life contingent contracts and other	3,795	3,825
Reserve for life-contingent contract benefits	$12,209	$12,141

Interest-sensitive life insurance	$9,556	$9,220
Deferred fixed annuities	32,946	34,195
Immediate fixed annuities without life contingencies	3,853	3,891
Institutional products	4,394	10,042
Market value adjustments related to fair value hedges and other	876	442
Contractholder funds	$51,625	$57,790

Amortization of DAC increased $87 million in the third quarter of 2009 and $790 million in the first nine months of 2009, compared to the same periods of 2008, due primarily to an unfavorable change in amortization relating to realized capital gains and losses, partially offset by lower amortization due to lower investment spread on deferred fixed annuities.  In addition, the comparison of the first nine months of 2009 to the same period of 2008 was unfavorably impacted by the acceleration of amortization relating to our annual comprehensive review of assumptions in the first quarter.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(89)	$(125)	$(322)	$(366)
Accretion (amortization) relating to realized capital gains and losses (1)	28	151	(158)	375
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”)	—	—	(278)	23
Total amortization of DAC	$(61)	$26	$(758)	$32

(1)       The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

During the first quarter of 2009, we completed our annual comprehensive review of the profitability of investment products to determine DAC balances for our interest-sensitive life, annuities and other investment contracts.  The review covered assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  This review resulted in an acceleration of DAC amortization (charge to income) of $278 million pre-tax.  $289 million related to fixed annuities, of which $210 million was attributable to market value adjusted annuities, and $18 million related to variable life insurance.  Partially offsetting these amounts was amortization deceleration (credit to income) for interest-sensitive life insurance of $29 million.  The principal assumption impacting estimated future gross profits and the related DAC amortization was an increase in the level of expected realized capital losses in 2009 and 2010.  This resulted in the majority of the market value adjusted annuity DAC balance being reduced to zero since the products in force were estimated to have no gross profits.  Market value adjusted annuity DAC will not be recapitalized while there are no estimated gross profits.  Reduced estimated future gross profits for traditional fixed annuities and variable life insurance resulted in accelerated DAC amortization.  For our interest-sensitive life insurance products, the amortization deceleration was due to higher estimated future gross profits due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses.

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

When DAC amortization for a quarterly period is potentially negative (which would result in an increase of the DAC balance) as a result of negative actual gross profits, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements.  Negative amortization is only recorded when the increased DAC balance is determined to be recoverable based on facts and circumstances.

Operating costs and expenses decreased 26.0% or $26 million in the third quarter of 2009 and 14.4% or $41 million in the first nine months of 2009, compared to the same periods of 2008.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Non-deferrable acquisition costs	$19	$21	$63	$61
Other operating costs and expenses	55	79	181	224
Total operating costs and expenses	$74	$100	$244	$285

Restructuring and related charges	$4	$—	$23	$—

Other operating costs and expenses decreased 30.4% or $24 million and 19.2% or $43 million in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008, due primarily to our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.

During the third quarter and first nine months of 2009, restructuring and related charges of $4 million and $23 million, respectively, were recorded in connection with our previously announced plan to improve efficiency and narrow our focus of product offerings.  In accordance with this plan, among other actions, we continue to anticipate the reduction of approximately 1,000 workforce positions through a combination of attrition, position elimination and outsourcing in 2009 and 2010.  This reduction reflects approximately 30% of our work force at the time the plan was initiated.  Reductions in workforce positions combined with other actions completed as of September 30, 2009 reflect approximately 80% of our targeted annual savings of $90 million beginning in 2011.

Income tax benefit of $38 million for the third quarter of 2009 compared to a benefit of $118 million for the third quarter of 2008 and income tax benefit of $16 million for the first nine months of 2009 compared to a benefit of $394 million for the same period in the prior year.  The decrease in the benefit of $80 million in the third quarter of 2009 was mostly attributable to the decline in the pre-tax net loss.  The decrease in the benefit of $378 million in the first nine months of 2009 was primarily the result of a reduction in the pre-tax net loss in the first nine months of 2009 and an increase in the valuation allowance relating to the deferred tax asset on capital losses.  Income tax benefit for the first nine months of 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax benefit on a year-to-date basis.  For further discussion of changes in this valuation allowance see the Deferred Taxes section of the MD&A.

INVESTMENT HIGHLIGHTS

•                  Investments as of September 30, 2009 totaled $59.93 billion, an increase of 0.3% from $59.77 billion as of December 31, 2008 and an increase of 3.4% from $57.96 billion as of June 30, 2009.

•                  Unrealized net capital losses totaled $2.74 billion as of September 30, 2009, declining from $6.70 billion as of December 31, 2008 and declining from $5.75 billion as of June 30, 2009.

•                  Net investment income was $722 million in the third quarter of 2009, a decrease of 20.8% from $912 million in the third quarter of 2008, and $2.26 billion in the first nine months of 2009, a decrease of 20.0% from $2.83 billion in the first nine months of 2008.

•                  Net realized capital losses were $232 million in the third quarter of 2009 compared to net realized capital losses of $568 million in the third quarter of 2008, and net realized capital losses of $148 million in the first nine months of 2009 compared to net realized capital losses of $1.93 billion in the first nine months of 2008.

•                  During the first nine months of 2009, our fixed income and mortgage loan portfolio generated cash flows totaling $5.72 billion which has increased our flexibility to take advantage of market opportunities and manage liabilities.

•                  During the three months and nine months ended September 30, 2009, we sold primarily fixed income securities realizing investment gains of $106 million and $627 million, respectively.

INVESTMENTS

We continued to focus our strategic risk mitigation efforts towards managing portfolio risk, while our return optimization efforts focus on investing in new opportunities to generate income and capital appreciation.

•                  Fixed income portfolio valuations have improved resulting in a $2.99 billion and $3.95 billion favorable increase in the fixed income net unrealized position since June 30, 2009 and December 31, 2008, respectively.  For the three month period, fair values of fixed income securities increased as a result of significant tightening in credit spreads for certain fixed income securities and a decline in risk-free interest rates.  For the nine month period, fair values of fixed income securities increased as a result of significant tightening in credit spreads for certain fixed income securities that more than offset a rise in risk-free interest rates.

•                  Commercial real estate exposure was reduced by 12.6% or $1.87 billion of amortized cost since June 30, 2009, and 23.2% or $3.91 billion of amortized cost since December 31, 2008, primarily through targeted dispositions and principal repayments from borrowers.

•                  As a part of our actions taken to manage risk and rating changes, we took advantage of improved market conditions and have sold $1.2 billion during 2009 of other below investment grade assets, primarily corporate fixed income securities and bank loans, and realized a small capital gain.

•                  Net investment income for the quarter and the nine months ended September 30, 2009 has been impacted by lower yields, actions to shorten duration and maintain additional liquidity in the portfolio, along with reduced investment balances.

•                  During the second and third quarter of 2009, increased market stability drove a more positive market outlook and improved liquidity in the portfolio, which led us to deploy $5.11 billion of short-term investments and cash receipts into primarily fixed income securities to generate income and capital appreciation.

The composition of the investment portfolio at September 30, 2009 is presented in the table below.

($ in millions)	Investments	Percent to total
Fixed income securities (1)	$46,321	77.3%
Mortgage loans	8,674	14.5
Equity securities (2)	188	0.3
Limited partnership interests (3)	1,017	1.7
Short-term (4)	1,731	2.9
Policy loans	816	1.3
Other	1,179	2.0
Total	$59,926	100.0%

(1)        Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $49.06 billion.

(2)        Equity securities are carried at fair value.  Cost basis for these securities was $167 million.

(3)        We have commitments to invest in additional limited partnership interests totaling $878 million.

(4)        Short-term investments are carried at fair value.  Amortized cost basis for these investments was $1.73 billion.

Total investments increased to $59.93 billion at September 30, 2009, from $59.77 billion at December 31, 2008, primarily due to improved market conditions resulting in higher valuations for fixed income securities and a March 2009 capital contribution of $250 million from Allstate Insurance Company (“AIC”) that was almost entirely offset by net reductions in contractholder obligations of $5.16 billion primarily from maturities and retirements of institutional products.  Fair values of fixed income securities increased as a result of significant tightening in credit spreads for certain fixed income securities that more than offset a rise in risk-free interest rates.

Fixed income securities are listed in the table below.

($ in millions)	Fair value at September 30, 2009	Percent to total investments	Fair value at December 31, 2008	Percent to total investments
U.S. government and agencies	$4,906	8.2%	$3,687	6.2%
Municipal	4,678	7.8	3,308	5.5
Corporate	26,107	43.6	24,269	40.6
Foreign government	1,807	3.0	2,100	3.5
Residential mortgage-backed securities (“RMBS”)	4,553	7.6	3,973	6.7
Commercial mortgage-backed securities (“CMBS”)	2,481	4.1	3,730	6.2
Asset-backed securities (“ABS”)	1,774	3.0	1,369	2.3
Redeemable preferred stock	15	—	10	—
Total fixed income securities	$46,321	77.3%	$42,446	71.0%

At September 30, 2009, 93.6% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by Moody’s equivalent rating as of September 30, 2009.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$4,906	$190	$—	$—	$—	$—

Municipal
Tax exempt	—	—	31	1	—	—
Taxable	135	2	1,634	(3)	1,385	(60)
Auction rate securities (“ARS”)	542	(26)	16	(2)	36	(3)

Corporate
Public	941	14	911	28	3,987	201
Privately placed	412	38	859	32	2,928	97
Hybrid	—	—	37	6	533	(123)

Foreign government	1,171	230	31	2	313	37

RMBS
U.S. government sponsored entities (“U.S. Agency”)	2,624	88	—	—	—	—
Prime residential mortgage-backed securities (“Prime”)	429	(30)	57	(13)	31	(4)
Alt-A residential mortgage-backed securities (“Alt-A”)	74	(10)	17	(5)	20	(11)
Subprime residential mortgage-backed securities (“Subprime”)	130	(27)	358	(185)	80	(100)

CMBS	1,414	(191)	283	(175)	328	(327)

ABS
Collateralized debt obligations (“CDO”)	65	(13)	308	(55)	274	(85)
Consumer and other asset-backed securities (“Consumer and other ABS”)	112	(3)	92	(5)	151	(14)

Redeemable preferred stock	—	—	—	—	—	—
Total fixed income securities	$12,955	$262	$4,634	$(374)	$10,066	$(392)

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$—	$—	$—	$—	$4,906	$190

Municipal
Tax exempt	32	3	—	—	63	4
Taxable	749	(142)	63	(59)	3,966	(262)
ARS	43	(11)	12	(3)	649	(45)

Corporate
Public	6,657	236	524	(56)	13,020	423
Privately placed	6,025	(52)	1,324	(83)	11,548	32
Hybrid	617	(181)	352	(63)	1,539	(361)

Foreign government	269	7	23	—	1,807	276

RMBS
U.S. Agency	—	—	—	—	2,624	88
Prime	—	—	24	(16)	541	(63)
Alt-A	80	(31)	159	(78)	350	(135)
Subprime	76	(73)	394	(633)	1,038	(1,018)

CMBS	219	(154)	237	(307)	2,481	(1,154)

ABS
CDO	217	(168)	327	(338)	1,191	(659)
Consumer and other ABS	167	(21)	61	(14)	583	(57)

Redeemable preferred stock	13	(1)	2	—	15	(1)
Total fixed income securities	$15,164	$(588)	$3,502	$(1,650)	$46,321	$(2,742)

Municipal Bonds, including tax exempt, taxable and ARS securities, totaled $4.68 billion as of September 30, 2009 with an unrealized net capital loss of $303 million.  Taxable municipal bonds have an unrealized net capital loss of $262 million resulting from wider credit spreads since the time of initial purchase, which were largely due to the macroeconomic conditions and credit market deterioration that persisted into 2009, as well as issue or issuer specific conditions.

Included in our municipal bond holdings at September 30, 2009 are $58 million of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and also internally rated.  Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, structure, and liquidity risks of the issue.

Municipal bonds include pre-refunded municipals with fair values of $3 million of Aaa and $21 million of A at September 30, 2009.  Pre-refunded municipals are generally escrowed by Aaa rated securities, such as U.S. government or governmental agency securities.  Municipal bonds with a fair value of $1.91 billion are insured by six bond insurers.

Corporate bonds, including publically traded, privately placed and hybrid securities, totaled $26.11 billion as of September 30, 2009 with unrealized net capital gain of $94 million.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  Privately placed corporate securities are rated by the NAIC in instances when information is provided to them.  Approximately 43.9% of the privately placed corporate securities in our portfolio are rated by an independent rating agency.

The following table shows additional details of our hybrid securities reported in corporate fixed income securities as of September 30, 2009.

($ in millions)	Public		Privately placed securities		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
United Kingdom (“UK”)	$85	$(12)	$98	$(13)	$183	$(25)
Europe (non-UK)	156	(18)	383	(95)	539	(113)
Asia/Australia	34	(3)	254	(41)	288	(44)
North America	357	(107)	172	(72)	529	(179)
Total	$632	$(140)	$907	$(221)	$1,539	$(361)

Hybrid securities have attributes most similar to those of fixed income securities such as stated interest rates, mandatory redemption dates or an interest rate step-up feature which is intended to incent the issuer to redeem the security at a specified call date.  Hybrid securities include publicly-traded and privately placed securities.  While hybrid securities are generally issued by investment grade-rated financial institutions, they have structural features which make them more sensitive to credit market deterioration.  Specifically, features allowing deferral of payment have significantly impacted prices as they continue to be impacted by the stress in the global financial system.  $1.44 billion of our hybrid securities with $355 million of unrealized net capital losses are Tier 1 securities, and $96 million with $6 million of unrealized net capital losses are Tier 2 securities.  Tier 1 securities are lower in the capital structure than Tier 2 securities.

RMBS, CMBS and ABS are structured securities that are primarily collateralized by residential and commercial real estate related loans and other consumer related borrowings.  The cash flows are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving the principal repayments on the collateral.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings and include other “junior” or “subordinate” Aaa securities.  For certain senior Aaa classes, the losses may be shared pro-rata.  The collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)), or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $4.55 billion, with 87.4% rated investment grade, at September 30, 2009.  The RMBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.  The credit risk associated with our RMBS is mitigated due to the fact that 57.6% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies.  The following table shows our RMBS at September 30, 2009 based upon vintage year.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2009	$321	$4	$—	$—	$—	$—	$—	$—	$321	$4
2008	445	8	—	—	—	—	—	—	445	8
2007	135	4	72	(11)	37	(25)	291	(414)	535	(446)
2006	189	7	37	(12)	58	(24)	274	(300)	558	(329)
2005	352	11	114	(24)	108	(44)	215	(188)	789	(245)
Pre-2005	1,182	54	318	(16)	147	(42)	258	(116)	1,905	(120)
Total	$2,624	$88	$541	$(63)	$350	$(135)	$1,038	$(1,018)	$4,553	$(1,128)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of September 30, 2009, $455 million of the Prime were fixed rate and $86 million were variable rate.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than subprime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of September 30, 2009, $282 million of the Alt-A were fixed rate and $68 million were variable rate.

Subprime includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $865 million and $170 million of first lien and second lien securities, respectively.  Subprime included $517 million of fixed rate and $521 million of variable rate securities.  At September 30, 2009, $201 million or 19.4% of the total Subprime securities are insured by four bond insurers.

CMBS totaled $2.48 billion, with 89.7% rated investment grade, at September 30, 2009.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Of the CMBS investments, 93.6% are traditional conduit transactions collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio at September 30, 2009 based upon vintage year.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$750	$(461)
2006	519	(480)
2005	359	(132)
Pre-2005	853	(81)
Total CMBS	$2,481	$(1,154)

The unrealized net capital loss of $1.15 billion at September 30, 2009 on our CMBS portfolio was the result of wider credit spreads than initial purchase levels, which was largely due to the macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, that has persisted into 2009.  While CMBS spreads have tightened during 2009, credit spreads in most rating classes remain wider than initial purchase levels, which is particularly evident in our 2005-2007 vintage year subordinated senior Aaa and non-traditional CMBS, as well as our 2005-2007 vintage year Aa and lower rated securities.  These holdings accounted for $968 million, or 83.9%, of the unrealized net capital loss.  Our analysis indicates that the vast majority of our CMBS portfolio is well insulated from a severe rise in commercial mortgage default rates.

ABS, including CDO and Consumer and other ABS, totaled $1.77 billion, with 81.0% rated investment grade, at September 30, 2009.  Credit risk is managed by monitoring the performance of the collateral.  In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance.  A portion of the ABS portfolio is also subject to interest rate risk since ultimate realized yields are affected by the rate of prepayment of the underlying assets.

CDO totaled $1.19 billion, with 72.5% rated investment grade, at September 30, 2009.  CDO consist primarily of obligations secured by high yield and investment grade corporate credits including $906 million of cash flow collateralized loan obligations (“CLO”) and $80 million of synthetic CDO with unrealized losses of $371 million and $148 million, respectively.  The remaining $205 million of securities consisted of trust preferred CDO, market value CDO, project finance CDO, CDOs that invest in CDOs, collateralized bond obligations and other CLO with unrealized losses of $140 million.

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

Synthetic CDO primarily consist of a portfolio of corporate credit default swaps (“CDS”) which are collateralized by Aaa rated LIBOR-based securities (i.e. “fully funded” synthetic CDO).  Our synthetic CDO collateral primarily is actively managed by external managers monitoring the CDS selection and performance.

Consumer and other ABS totaled $583 million, with 89.5% rated investment grade, at September 30, 2009.  Consumer and other ABS consists of $193 million of auto, $75 million of credit card and $315 million of other securities with unrealized gains of $1 million, unrealized losses of $1 million and unrealized losses of $57 million, respectively.

Mortgage loans Our mortgage loan portfolio totaled $8.67 billion at September 30, 2009 and primarily comprised loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  Our exposure to any metropolitan area is also highly diversified, with the largest exposure not exceeding 9.1% of the portfolio.  The portfolio is diversified across several property types, with the largest concentrations of 33.6% in office and 25.3% in retail property types.  Debt service coverage ratio represents the amount of cash flows from the property available to the borrower to meet principal and interest payment obligations.  The average debt service coverage ratio of the portfolio as of September 30, 2009 was 1.9, and only 4.9% of the mortgage loan portfolio had a debt service coverage ratio under 1.0 primarily related to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term.

In the first nine months of 2009, $590 million of commercial mortgage loans were contractually due.  Of these, 59% were paid as due, 31% were extended generally for less than one year and 10% are in the process of refinancing or restructuring negotiations.  In addition, $672 million that were not contractually due in the first nine months of 2009 were paid in full.  We currently have five loans totaling $35 million in the process of foreclosure.  We are aggressively pursuing workout solutions for $105 million of delinquent loans, which includes refinancing, extensions and sales.

The net carrying value of impaired loans at September 30, 2009 and December 31, 2008 was $217 million and $159 million, respectively.  We recognized $30 million and $73 million of realized capital losses related to valuation allowances on mortgage loans for the three months and nine months ended September 30, 2009, respectively, primarily due to vacancies resulting from tenant bankruptcies and the risk associated with refinancing near-term maturities due to declining collateral valuations.  Total valuation allowances of $72 million were held as of September 30, 2009.  Realized capital losses recognized on mortgage loans held for sale totaled $6 million for the nine months ended September 30, 2009.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of metrics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.

The following table presents information about our limited partnership interests as of September 30, 2009.

($ in millions)	Private equity/ debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting (“Cost”)	$389	$116	$—	$505
Equity method of accounting (“EMA”)	322	156	34	512
Total	$711	$272	$34	$1,017

Number of sponsors	72	31	1
Number of individual funds	111	57	2
Largest exposure to single fund	$22	$18	$23

Our aggregate limited partnership exposure represented 1.7% and 2.0% of total invested assets as of September 30, 2009 and December 31, 2008, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended September 30,
	2009				2008
	Cost	EMA (1)	Total income	Impairment write-downs (2)	Cost	EMA (1)	Total income	Impairment write-downs (2)
Private equity/ debt funds	$2	$5	$7	$(2)	$5	$—	$5	$—
Real estate funds	—	(12)	(12)	(25)	—	(6)	(6)	(27)
Hedge funds	—	1	1	—	—	(3)	(3)	—
Total	$2	$(6)	$(4)	$(27)	$5	$(9)	$(4)	$(27)

	Nine months ended September 30,
	2009				2008
	Cost	EMA (1)	Total income	Impairment write-downs (2)	Cost	EMA (1)	Total income	Impairment write-downs (2)
Private equity/ debt funds	$6	$(40)	$(34)	$(43)	$16	$26	$42	$(4)
Real estate funds	—	(78)	(78)	(99)	3	(7)	(4)	(30)
Hedge funds	—	2	2	—	—	(5)	(5)	—
Total	$6	$(116)	$(110)	$(142)	$19	$14	$33	$(34)

(1)   Beginning in the fourth quarter of 2008, income from EMA limited partnerships (“EMA LP”) is reported in realized capital gains and losses.  EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

(2)   Impairment write-downs related to Cost limited partnerships were $27 million and $137 million in the three months and nine months ended September 30, 2009, respectively, compared to $26 million and $33 million in the three months and nine months ended September 30, 2008, respectively.  Impairment write-downs related to EMA LP were $5 million in the nine months ended September 30, 2009 compared to $1 million and $1 million the three months and nine months ended September 30, 2008, respectively.  There were no impairment write-downs related to EMA LP in the three months ended September 30, 2009.

Limited partnership interests, excluding impairment write-downs, generated losses of $4 million and $110 million in the three months and nine months ended September 30, 2009, respectively, compared to losses of $4 million and income of $33 million in the three months and nine months ended September 30, 2008, respectively.  The loss from limited partnership interests in the nine months ended September 30, 2009 compared to income in the nine months ended September 30, 2008 is primarily related to losses from partnerships accounted for under the equity method of accounting resulting from reduced valuations on the net asset value of the partnerships.  Income on EMA LP is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay.  Limited partnership interests accounted for under the cost method of accounting recognize income only upon cash distributions by the partnership.

Unrealized net capital losses totaled $2.74 billion as of September 30, 2009, compared to unrealized net capital losses of $5.75 billion as of June 30, 2009, $7.46 billion as of March 31, 2009 and $6.70 billion as of December 31, 2008.  The decrease since December 31, 2008 for fixed income securities was primarily a result of tightening credit spreads on certain fixed income securities during 2009 that more than offset the rise in risk-free interest rates.  The unrealized net capital gain for equity securities as of September 30, 2009 compared to unrealized net capital loss as of December 31, 2008 was a result of improvements in equity security valuations as a result of improving equity market conditions.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in millions)	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
U.S. government and agencies	$190	$213	$459	$895
Municipal	(303)	(489)	(600)	(668)
Corporate	94	(1,458)	(3,233)	(3,147)
Foreign government	276	222	348	448
RMBS	(1,128)	(1,375)	(1,147)	(960)
CMBS	(1,154)	(1,737)	(2,033)	(1,982)
ABS	(716)	(1,107)	(1,253)	(1,270)
Redeemable preferred stock	(1)	(4)	(7)	(6)
Fixed income securities (1)	(2,742)	(5,735)	(7,466)	(6,690)
Equity securities	21	(4)	(17)	(24)
Short-term investments	—	—	2	3
Derivatives	(19)	(11)	20	14
Unrealized net capital gains and losses, pre-tax	(2,740)	(5,750)	(7,461)	(6,697)
Amounts recognized for:
Insurance reserves (2)	—	—	—	(378)
DAC and DSI (3)	2,679	4,061	3,778	3,493
Amounts recognized	2,679	4,061	3,778	3,115

Deferred income taxes	16	586	1,283	1,245
Unrealized net capital gains and losses, after-tax	$(45)	$(1,103)	$(2,400)	$(2,337)

(1)   Unrealized net capital gains and losses for fixed income securities as of September 30, 2009 and June 30, 2009 comprises $(436) million and $(384) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $(2,306) million and $(5,351) million, respectively, related to other unrealized net capital gains and losses.

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

(3)   The DAC and DSI adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.  Only the unrealized net capital losses on the fixed annuity and interest-sensitive life product portfolios are used in this calculation.  Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.  The DAC adjustment (85% of the total DAC and DSI adjustment balance) was limited as of December 31, 2008 and March 31, 2009 because the calculated amount, when added to the DAC balance before the impact of unrealized capital gains and losses, was greater than originally deferred costs plus interest.  The DSI adjustment was limited in all periods presented.  In periods subsequent to the adjustment reaching the limitation, the change in the adjustment will not trend in a linear relationship with the change in unrealized gains and losses until such time as the adjustment is below the limitation.  The DAC adjustment came below the limitation as of June 30, 2009 and remains below at September 30, 2009.  The DSI adjustment remains at its limitation at September 30, 2009.  The limitation amount changes from period to period based on changes in the DAC and DSI balances before the impact of unrealized capital gains and losses, as well as new deferrals and interest.

The net unrealized loss for the fixed income portfolio totaled $2.74 billion, comprised of $1.81 billion of gross unrealized gains and $4.55 billion of gross unrealized losses at September 30, 2009.  This is compared to a net unrealized loss for the fixed income portfolio totaling $6.69 billion, comprised of $1.92 billion of gross unrealized gains and $8.61 billion of gross unrealized losses at December 31, 2008.

Gross unrealized gains and losses as of September 30, 2009 on fixed income securities by type and sector are provided in the table below.

($ in millions)						Amortized
						cost as a	Fair value
	Par	Amortized	Gross unrealized		Fair	percent of	as a percent
	value (1)	cost	Gains	Losses	value	par value (2)	of par value (2)
Corporate:
Banking	$3,605	$3,391	$38	$(417)	$3,012	94.1%	83.6%
Financial services	2,516	2,463	69	(129)	2,403	97.9	95.5
Utilities	5,108	5,094	317	(92)	5,319	99.7	104.1
Consumer goods (cyclical and non-cyclical)	3,782	3,790	189	(80)	3,899	100.2	103.1
Other	1,272	1,128	38	(60)	1,106	88.7	86.9
Capital goods	2,706	2,702	117	(54)	2,765	99.9	102.2
Transportation	1,404	1,418	62	(49)	1,431	101.0	101.9
Basic industry	1,286	1,300	48	(36)	1,312	101.1	102.0
Communications	1,464	1,464	72	(27)	1,509	100.0	103.1
Technology	690	700	31	(17)	714	101.4	103.5
Energy	1,648	1,660	79	(14)	1,725	100.7	104.7
FDIC guaranteed	898	903	9	—	912	100.6	101.6
Total corporate fixed income portfolio	26,379	26,013	1,069	(975)	26,107	98.6	99.0

U.S. government and agencies	5,022	4,716	192	(2)	4,906	93.9	97.7
Municipal	9,083	4,981	125	(428)	4,678	54.8	51.5
Foreign government	2,074	1,531	277	(1)	1,807	73.8	87.1
RMBS	5,965	5,681	93	(1,221)	4,553	95.2	76.3
CMBS	3,678	3,635	27	(1,181)	2,481	98.8	67.5
ABS	3,026	2,490	22	(738)	1,774	82.3	58.6
Redeemable preferred stock	21	16	—	(1)	15	76.2	71.4
Total fixed income securities	$55,248	$49,063	$1,805	$(4,547)	$46,321	88.8	83.8

(1)   Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $857 million, $5.46 billion, $1.31 billion and $1.30 billion, respectively.

(2)   Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 99.4% for corporates, 99.3% for municipals, 103.5% for foreign governments, and 101.5% for U.S. government and agencies.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 99.6% for corporates, 98.2% for municipals, 111.7% for foreign governments, and 102.8% for U.S. government and agencies.

The banking, financial services, utilities and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at September 30, 2009.  While credit spreads have tightened in the second and third quarters of 2009 from the historically high levels observed in the fourth quarter of 2008 and the first quarter of 2009, they remain wider than levels at initial purchase for certain securities in the portfolio.  As of September 30, 2009, $781 million or 80.1% of the gross unrealized losses in the corporate fixed income portfolio relate to securities rated investment grade.  $2.10 billion or 58.8% of the gross unrealized losses in the remaining fixed income securities relate to securities rated investment grade.

For fixed income securities, 68.4% of the gross unrealized losses at September 30, 2009 were from $3.11 billion of securities with a fair value below 70% of amortized cost, or 6.0% of our fixed income portfolio.  The percentage of fair value to amortized cost for fixed income securities with gross unrealized losses at September 30, 2009 are shown in the following table.

($ in millions)	Amortized cost	Unrealized gain/(loss)	Fair value	Percent to total fixed income securities
> 80% of amortized cost	$13,024	$(893)	$12,131	26.2%
70% to 80% of amortized cost	2,154	(546)	1,608	3.5
< 70% of amortized cost	5,895	(3,108)	2,787	6.0
Gross unrealized losses on fixed income securities	21,073	(4,547)	16,526	35.7
Gross unrealized gains on fixed income securities	27,990	1,805	29,795	64.3
Net unrealized gains and losses on fixed income securities	$49,063	$(2,742)	$46,321	100.0%

The following table presents gross unrealized losses by type of fixed income security with a fair value below 70% of amortized cost at September 30, 2009.

($ in millions)	Fair value	Gross unrealized losses
Municipal	$241	$(221)
Corporate	350	(221)
RMBS	730	(1,039)
CMBS	791	(986)
ABS	675	(641)
Total fixed income securities	$2,787	$(3,108)

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities.  As of September 30, 2009, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  Our evaluation of whether it is more likely than not we will be required to sell a security before recovery of its amortized cost basis is substantially enhanced by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations.  During the first nine months of 2009, our fixed income securities portfolio provided approximately $4.28 billion in principal and interest cash flows, of which substantially all have been received in accordance with the contractual terms.

While the federal government is working to re-establish liquidity for certain RMBS, CMBS and ABS issues, we continue to have unrealized losses on a fair value reporting basis.  We anticipate that these securities will recover in line with our best estimate of the expected cash flows which are used for other-than-temporary impairment evaluations as well as managing the portfolio.

The net unrealized gain for the equity portfolio totaled $21 million, comprised of $29 million of unrealized gains and $8 million of unrealized losses at September 30, 2009.  This is compared to a net unrealized loss for the equity portfolio totaling $24 million, comprised of $1 million of unrealized gains and $25 million of unrealized losses at December 31, 2008.  Within the equity portfolio, the losses were in the banking, real estate and financial services sectors.  The unrealized losses in these sectors were company and sector specific.  As of September 30, 2009, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities through a screening process which identifies instances where the fair value compared to amortized cost for fixed income securities and cost for equity securities is below established thresholds, and also includes the monitoring of other criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at September 30, 2009 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

($ in millions, except number of issues)	September 30, 2009				December 31, 2008
	Fixed income				Fixed income
	Investment grade	Below investment grade	Equity	Total	Investment grade	Below investment grade	Equity	Total

Category (I): Unrealized loss less than 20% of cost (1) (2)
Number of issues	983	138	4	1,125	1,933	113	4	2,050
Fair value	$11,252	$879	$4	$12,135	$18,433	$622	$31	$19,086
Unrealized	$(819)	$(74)	$(1)	$(894)	$(1,627)	$(82)	$(3)	$(1,712)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1) (2)
Number of issues	20	17	4	41	853	183	35	1,071
Fair value	$165	$72	$11	$248	$6,346	$802	$24	$7,172
Unrealized	$(61)	$(41)	$(3)	$(105)	$(4,442)	$(553)	$(22)	$(5,017)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months (1) (2)
Number of issues	206	59	3	268	193	19	—	212
Fair value	$1,266	$390	$14	$1,670	$783	$79	$—	$862
Unrealized	$(670)	$(289)	$(4)	$(963)	$(1,579)	$(139)	$—	$(1,718)

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months (1) (2)
Number of issues	270	181	—	451	33	4	—	37
Fair value	$1,612	$890	$—	$2,502	$66	$7	$—	$73
Unrealized	$(1,333)	$(1,260)	$—	$(2,593)	$(176)	$(13)	$—	$(189)

Total number of issues	1,479	395	11	1,885	3,012	319	39	3,370
Total fair value	$14,295	$2,231	$29	$16,555	$25,628	$1,510	$55	$27,193
Total unrealized losses	$(2,883)	$(1,664)	$(8)	$(4,555)	$(7,824)	$(787)	$(25)	$(8,636)

(1)   For fixed income securities, cost represents amortized cost.

(2)   Gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which we have recorded a credit loss in earnings are included as follows: Category (I) $3 million, Category (II) $12 million, Category (III) $74 million, and Category (IV) $377 million.

The largest individual unrealized loss was $11 million for Category (I), $15 million for Category (II), $48 million for Category (III) and $32 million for Category (IV) as of September 30, 2009.

Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market’s evaluation of certain sectors.  The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.

Categories (III) and (IV) are affected by macroeconomic and credit pressures upon real estate valuations and borrowers, and issue, issuer or industry specific conditions.  All of the securities in these categories are monitored for other-than-temporary impairment.

Category (III) and (IV) fixed income securities at September 30, 2009 are listed in the following table.

($ in millions)	Category (III)		Category (IV)
	Fair value	Unrealized losses	Fair value	Unrealized losses

Municipal	$383	$(264)	$24	$(14)
Corporate	426	(193)	532	(224)
CMBS	382	(219)	689	(864)
RMBS	380	(240)	551	(864)
ABS	85	(43)	706	(627)
	$1,656	$(959)	$2,502	$(2,593)

Gross unrealized losses on fixed income securities in Category (II) decreased $4.89 billion since December 31, 2008.  This change was primarily the result of losses shifting into Category (III) and (IV) due to continued aging of losses in a continuous unrealized loss position of greater than or equal to 20% of amortized cost and the resetting of unrealized losses to the historical point of impairment for securities impacted by the adoption of new OTTI accounting guidance on April 1, 2009.  The remainder of the reduction in Category (II) is a result of improved market conditions resulting in higher valuations, which either caused a shift to Category (I) or created an overall gross unrealized gain position.

The gross unrealized losses on fixed income securities in Category (III) and (IV) totaled $3.55 billion at September 30, 2009 and comprised $2.00 billion of investment grade securities and $1.55 billion of below investment grade securities.  Consistent with their rating, our monitoring indicates that the investment grade securities have a relatively low risk of default.  $1.48 billion and $1.38 billion of investment grade and below investment grade securities, respectively, relate to RMBS, CMBS and ABS which we determined through our best estimate of future cash flows to have sufficient expected cash flows to recover our amortized cost basis or which are reliably insured.  Additionally, $451 million of Category (III) and (IV) unrealized losses relate to factors other than credit on other-than-temporarily impaired securities for which a credit loss was recognized in earnings.

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that the unrealized loss is related to other factors and recognition of a credit loss write-down is not appropriate.  As of September 30, 2009, no securities met these criteria.

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

($ in millions)	September 30, 2009
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$67	$53	79.1%	$49	73.1%	0.1%
Problem	864	222	25.7	184	21.3	0.4
Potential problem	1,872	1,320	70.5	730	39.0	1.6
Total	$2,803	$1,595	56.9	$963	34.4	2.1%
Cumulative write-downs recognized (3)		$1,064

	December 31, 2008
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$71	$57	80.3%	$57	80.3%	0.1%
Problem	837	188	22.5	147	17.6	0.3
Potential problem	1,194	432	36.2	297	24.9	0.7
Total	$2,102	$677	32.2	$501	23.8	1.1%
Cumulative write-downs recognized (3)		$1,294

(1)

The difference between par value and amortized cost of $1.21 billion at September 30, 2009 and $1.43 billion at December 31, 2008 is primarily attributable to write-downs.  Par value has been reduced by principal payments.

(2)	Bank loans are reflected at amortized cost.

(3)	Cumulative write-downs recognized only reflects impairment write-downs related to investments within the problem, potential problem and restructured categories.

At September 30, 2009, amortized cost for the problem category was $222 million and was comprised of $79 million of corporates (primarily privately placed), $61 million of bank loans, $51 million of Subprime, $12 million of municipal bonds, $9 million of other CDO, $9 million of Consumer and other ABS and $1 million of Alt-A.  The increase of $34 million over December 31, 2008 is primarily attributable to the addition of bank loans and Subprime.  The amortized cost of problem investments with a fair value less than 70% of amortized cost totaled $79 million, with unrealized losses of $54 million and fair value of $25 million.

At September 30, 2009, amortized cost for the potential problem category was $1.32 billion and was comprised of $464 million of Subprime, $424 million of corporates (primarily privately placed and hybrids), $160 million of Alt-A, $125 million of other CDO, $93 million of CMBS, $24 million of bank loans, $23 million of municipal bonds and $7 million of Consumer and other ABS.  The increase of $888 million from December 31, 2008 is primarily attributable to the additions of Subprime and corporates (primarily privately placed).  The amortized cost of potential problem investments with a fair value less than 70% of amortized cost totaled $918 million, with unrealized losses of $592 million and fair value of $326 million.

We evaluated each of these investments through our portfolio monitoring process at September 30, 2009 and recorded write-downs reflecting the estimated credit loss when appropriate.  We further concluded that any remaining unrealized losses on these investments were due to factors other than credit loss and were temporary in nature.  For fixed income securities, we have not made the decision to sell and it is not more likely than not we will be required to sell before recovery of the amortized cost basis.

Net Investment Income The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fixed income securities	$635	$772	$1,955	$2,370
Mortgage loans	118	143	381	434
Equity securities	2	2	4	6
Limited partnership interests	2	(4)	6	33
Short-term	2	31	12	79
Other	(12)	(2)	(28)	11
Investment income, before expense	747	942	2,330	2,933
Investment expense	(25)	(30)	(70)	(107)
Net investment income (1)	$722	$912	$2,260	$2,826

(1)   Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses.  EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.  The amount of EMA LP income included in net investment income was $(9) million and $14 million in the three months and nine months ended September 30, 2008, respectively.

Net investment income decreased 20.8% or $190 million in the third quarter of 2009 and decreased 20.0% or $566 million in the first nine months of 2009 compared to the same periods of 2008.  The decline in both periods was primarily due to lower yields, actions to shorten duration and maintain additional liquidity in the portfolio, along with reduced investment balances resulting from reduced contractholder obligations.  Lower yields were particularly impacted by short-term and variable rate assets.

During the first nine months of 2009, our fixed income and mortgage loan portfolio continued to generate significant cash flows from maturities, principal and interest receipts totaling $5.72 billion.  These cash flows increased our flexibility to take advantage of market opportunities and manage liabilities.  Increased market stability drove a more positive market outlook and improved liquidity in the portfolios, which led us to deploy $5.11 billion of short-term investments and cash receipts into primarily fixed income securities to generate income and capital appreciation.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Impairment write-downs	$(278)	$(354)	$(833)	$(757)
Change in intent write-downs	(1)	(262)	(58)	(1,016)
Net other-than-temporary impairment losses recognized in earnings	(279)	(616)	(891)	(1,773)
Sales	106	119	627	63
Valuation of derivative instruments	(60)	(146)	202	(340)
Settlements of derivative instruments	7	75	30	122
EMA LP income	(6)	—	(116)	—
Realized capital gains and losses, pre-tax	(232)	(568)	(148)	(1,928)
Income tax benefit (expense) (1)	82	198	(86)	674
Realized capital gains and losses, after-tax	$(150)	$(370)	$(234)	$(1,254)

(1)         Income tax benefit for the nine months ended September 30, 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax benefit on a year-to-date basis.  For a further discussion of changes in this valuation allowance, see the Deferred Taxes section of the MD&A.

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fixed income securities	$(221)	$(326)	$(568)	$(712)
Mortgage loans	(30)	—	(73)	—
Equity securities	—	(1)	(20)	(7)
Limited partnership interests	(27)	(27)	(142)	(34)
Other investments	—	—	(30)	(4)
Impairment write-downs	$(278)	$(354)	$(833)	$(757)

Impairment write-downs in the three months and nine months ended September 30, 2009 were primarily the result of recovery assessments related to investments with commercial real estate exposure, including limited partnership interests, equity securities, mortgage loans and CMBS; RMBS which experienced deterioration in expected cash flows; and hybrid corporate fixed income securities.  $4 million and $86 million of the fixed income security write-downs for the three months and nine months ended September 30, 2009 related to securities that were disposed.  Of the remaining, $175 million or 80.6% and $351 million or 72.8% of the fixed income security write-downs for the three months and nine months ended September 30, 2009, respectively, related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  For these securities, as of September 30, 2009, there have either been no defaults or defaults have only impacted classes lower than our position in the capital structure.  $29 million and $37 million of the fixed income security write-downs for the three months and nine months ended September 30, 2009, respectively, related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.  $13 million and $94 million for the three months and nine months ended September 30, 2009, respectively, related to fixed income securities for which future cash flows are very uncertain.  Equity securities were written down primarily due to the length of time and extent fair value was below cost, considering our assessment of the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends.

Hybrid corporate fixed income securities are assessed for other-than-temporary impairment as fixed income securities, when they are expected to perform like a fixed income security.  However, when credit-related reasons increase the risk of deferred payment, they may be assessed for other-than-temporary impairment in a manner similar to equity securities.  In the third quarter of 2009, hybrid securities issued by European financial institutions with a fair value of $145 million were assessed as equity securities and written down for other-than-temporary impairment resulting in $108 million of realized capital losses.  In the nine months ended September 30, 2009, other-than-temporary impairments for hybrid securities totaled $138 million.

Limited partnership impairment write-downs related primarily to Cost limited partnerships which experienced significant declines in portfolio valuations and we could not assert the recovery period would be temporary.  To determine if an other-than-temporary impairment has occurred related to a Cost limited partnership, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuations of the investments held by the limited partnerships or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.

Change in intent write-downs are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Fixed income securities	$—	$(251)	$(40)	$(960)
Mortgage loans	—	(11)	(6)	(44)
Equity securities	—	—	(6)	(12)
Other investments	(1)	—	(6)	—
Change in intent write-downs	$(1)	$(262)	$(58)	$(1,016)

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

The change in intent write-downs in the three months and nine months ended September 30, 2009 were a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments.

Sales generated $106 million and $627 million of net realized gains for the three months and nine months ended September 30, 2009, respectively, and were primarily due to $108 million and $616 million of gains on sales of U.S. and foreign governmental securities for the three months and nine months ended September 30, 2009, respectively.  In the third quarter of 2009, we sold $1.13 billion of CMBS, $33 million of CDO, $19 million of RMBS and realized capital losses of $28 million, capital gains of $32 million and capital gains of $3 million, respectively.

Valuation and settlement of derivative instruments net realized capital gains totaling $232 million for the nine months ended September 30, 2009 included $202 million of gains on the valuation of derivative instruments and $30 million of gains on the settlement of derivative instruments.  For the nine months ended September 30, 2008, net realized capital losses on the valuation and settlement of derivative instruments totaled $218 million.

At September 30, 2009, our securities with embedded options totaled $746 million and decreased in fair value from December 31, 2008 by $226 million, comprised of realized capital gains on valuation of $56 million, net sales activity of $316 million, and unrealized net capital gains reported in other comprehensive income (“OCI”) of $34 million for the host securities.  Net unrealized capital gains were further decreased by $20 million due to amortization and impairment write-downs on the host securities.  The change in fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI.  Total amortized cost exceeded total fair value by $26 million at September 30, 2009.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity unless the issuer of the note defaults.  Total par value exceeded fair value by $51 million at September 30, 2009.

Gains from the risk reduction programs, primarily our duration gap management program, were related to an increase in interest rates.

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

($ in millions)	Nine months ended September 30,
	2009			2008	2009 Explanations
	Valuation	Settlements	Total	Total
Risk reduction
Duration gap management	$125	$50	$175	$(55)

Interest rate caps, floors and swaps are used to balance interest-rate sensitivities of assets and liabilities.  The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration.  The contracts can be terminated and settled at any time with minimal additional cost.  The maximum loss on caps and floors is limited to the amount of premiums paid.  The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts.  The 2009 year-to-date (“YTD”) gains, resulting from increasing interest rates, are offset in unrealized capital gains and losses of our fixed income securities in OCI to the extent it relates to changes in risk-free rates.

Anticipatory hedging	(5)	(11)	(16)	89

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

Hedging of interest rate exposure in annuity contracts	6	—	6	(10)

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, increased due to an increase in interest rates.

Hedging unrealized gains on equity indexed notes	—	—	—	4

Hedge ineffectiveness	1	—	1	(13)	The hedge ineffectiveness of $1 million includes $144 million in realized capital gains on swaps that were offset by $143 million in realized capital losses on the hedged risk.

Foreign currency contracts	1	—	1	(2)

Credit risk reduction	(23)	(18)	(41)	8	Losses are primarily the result of tightening credit spreads on referenced credit entities.
Total Risk reduction	105	21	126	21

Income generation
Asset replication — credit exposure	41	9	50	(31)

The 2009 YTD changes in valuation are due to tightening credit spreads on referenced credit entities, and would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs.  For further discussion on CDS, see Note 6 of the condensed consolidated financial statements.

Accounting
Equity indexed notes	19	—	19	(174)

Equity-indexed notes are fixed income securities that contain embedded options.  The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses.  The results generally track the performance of underlying equity indices.  Valuation gains and losses are converted into cash upon sale or maturity.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Par value exceeded fair value by $63 million at September 30, 2009.  Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the September 30, 2009 and December 31, 2008 holdings, respectively.

					($ in millions)	September 30, 2009	Change in fair value	Change due to net sale activity	December 31, 2008
					Par value	$475	$—	$(325)	$800
					Amortized cost of host contract	$340	$16	$(162)	$486
					Fair value of equity–indexed call option	80	19	(71)	132
					Total amortized cost	$420	$35	$(233)	$618
					Total fair value	$412	$43	$(264)	$633
					Unrealized gain/(loss)	$(8)	$8	$(31)	$15

($ in millions)	Nine months ended September 30,
	2009			2008	2009 Explanations
	Valuation	Settlements	Total	Total
Conversion options in fixed income securities	37	—	37	(34)

Convertible bonds are fixed income securities that contain embedded options.  Changes in valuation of the embedded option are reported in realized capital gains and losses.  The results generally track the performance of underlying equities.  Valuation gains and losses are converted into cash upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Fair value exceeded par value by $12 million at September 30, 2009.  Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the September 30, 2009 and December 31, 2008 holdings, respectively.

					($ in millions)	September 30, 2009	Change in fair value	Change due to net sale activity	December 31, 2008
					Par value	$322	$—	$(56)	$378
					Amortized cost of host contract	$228	$4	$(23)	$247
					Fair value of conversion option	124	37	(3)	90
					Total amortized cost	$352	$41	$(26)	$337
					Total Fair value	$334	$47	$(52)	$339
					Unrealized gain/(loss)	$(18)	$6	$(26)	$2

Total accounting	56	—	56		(208)

Total	$202	$30	$232	(1)	$(218)

(1) Does not include $2 million of derivative gains related to the termination of fair value hedges and cash flow hedges which are included in sales and reported with the hedged risk.

Included in the table above are net realized capital losses on the valuation and settlement of derivative instruments related to credit spread risk hedging from our risk mitigation and return optimization programs totaling $26 million for the nine months ended September 30, 2009.

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

During third quarter 2009, certain Alt-A RMBS, Prime RMBS and ABS-credit card and auto were transferred into Level 2 from Level 3 as a result of increased liquidity in these markets (see Level 3 rollforward in Note 5 of the condensed consolidated financial statements).  This was evidenced by increased trading volume and the narrowing of bid-ask spreads for our specific holdings.  When transferring these securities into Level 2, we do not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers.  Accordingly, for securities included within this group, there was no change in fair value for a change in model resulting in a gain or loss.

Transfers into Level 3 during the three and nine months ended September 30, 2009 included situations where a fair value quote is not provided by our independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three and nine months ended September 30, 2009 included situations where a broker quote was used in the prior period and a fair value quote is now available from our independent third-party valuation service provider.  A quote utilizing the new pricing source is not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities are not ascertainable and are not significant.

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

The total deferred tax valuation allowance was zero at both September 30, 2009 and June 30, 2009, $148 million at March 31, 2009 and $9 million at December 31, 2008.  The following table shows how changes in the valuation allowance were recorded in the condensed consolidated financial statements in the first nine months of 2009.

($ in millions)		Adjustments recorded in the three months ended March 31, 2009		Adjustments recorded in the six months ended September 30, 2009
				Impact of adoption of new OTTI accounting guidance as of April 1, 2009
	Balance as of December 31, 2008	Decrease to income	Increase to other comprehensive income	Increase in retained income	Increase in other comprehensive income	Increase to income	Increase to other comprehensive income	Balance as of September 30, 2009

	$9	$142	$(3)	$(142)	$—	$(5)	$(1)	$—

Income tax benefit for the nine months ended September 30, 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009, which were primarily related to other-than-temporary impairment write-downs that were not deductible for tax purposes as of March 31, 2009.  This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax benefit on a year-to-date basis.  The release of the valuation allowance is related to the reclassification of previously recorded other-than-temporary impairment write-downs from retained income to unrealized capital losses.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholder’s equity as of September 30, 2009 was $4.86 billion, an increase of 120.1% from $2.21 billion as of December 31, 2008.

•                  The Allstate Corporation (the “Corporation”) has at the parent holding company level $3.36 billion of deployable invested assets at September 30, 2009 compared to $3.64 billion at December 31, 2008.

•                  As of September 30, 2009, Allstate Life Insurance Company (“ALIC”) statutory surplus is approximately $3.2 billion compared to $3.2 billion at December 31, 2008.

•                  At September 30, 2009, we held 23.1% of our total cash and investment portfolio, or $13.88 billion, in cash and other liquid investments that are saleable within one quarter without significant additional net realized capital losses.

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

($ in millions)	September 30, 2009	December 31, 2008
Common stock, additional capital paid-in and retained income	$4,906	$4,546
Accumulated other comprehensive loss	(45)	(2,337)
Total shareholder’s equity	4,861	2,209
Surplus notes	650	650
Total capital resources	$5,511	$2,859

Shareholder’s equity increased in the first nine months of 2009, due primarily to decreases in unrealized net capital losses on investments and a capital contribution from AIC of $250 million, partially offset by a net loss.

Financial Ratings and Strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.

On February 2, 2009, A.M. Best affirmed our A+ financial strength rating.  The outlook for the rating remained stable.  On January 29, 2009, S&P downgraded our financial strength rating to AA- from AA.  The outlook for the rating remained negative.  On August 6, 2009, Moody’s affirmed our A1 financial strength rating.  The outlook for the rating remained stable.  On January 29, 2009, Moody’s had downgraded our financial strength rating to A1 from Aa3.

The Company, AIC and the Corporation are party to the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  The Company and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  The Company also has a capital support agreement with AIC.  Under the capital support agreement, AIC is committed to provide capital to the Company to maintain an adequate capital level.  The maximum amount of potential funding under each of these agreements is $1.00 billion.

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

ALIC and its life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.  As of September 30, 2009, ALIC’s statutory surplus is approximately $3.2 billion compared to $3.2 billion at December 31, 2008.

Liquidity Sources and Uses

We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  We continue to take proactive measures to maintain or enhance our economic and liquidity position as capital market conditions change.  Actions include managing our gross exposure to our largest exposure, interest rate risk, through active management of our investment and product portfolios as well as further mitigation through hedging.

We believe that these actions will provide us with a greater level of flexibility necessary to operate in the current market environment.  If market conditions warrant, we may take additional actions to enhance our liquidity position including:

•                  Relying on portfolio cash flows including approximately $6.67 billion of expected inflows from upcoming maturities, calls and prepayments on fixed income securities, mortgage loans and bank loans, and interest receipts on investments over the next twelve months to increase liquidity.  Expected interest receipts include amounts related to variable rate investments for which the interest rate fluctuates in accordance with market interest rates.  Our expectation is based on market interest rates as of September 30, 2009.  Further, these expected portfolio cash flows are based on investments as of September 30, 2009 and were determined without regard to increases in the portfolio for reasons such as the reinvestment of portfolio cash flows or decreases due to reductions in outstanding contractholder funds obligations.

•                  The sale of fixed income securities (government, municipal and investment grade corporate bonds) with unrealized capital gains at September 30, 2009.

With a focus on preserving capital, we consider investments which are convertible to cash without generating significant additional net realized capital losses as liquidity sources.  The following table presents cash and short-term positions convertible to cash, and certain other liquid investments meeting these criteria.

($ in millions)	As of September 30, 2009
Cash and short-term positions convertible to cash available same day/next day	$995
Other highly liquid investments (1)	6,552
Other liquid investments (2)	6,336
Total liquid (3)	$13,883

Percent of total cash and investments	23.1%

(1)         Other highly liquid investments are defined as assets that are generally saleable within one week, and primarily include U.S. government and agencies bonds of $4.04 billion, sovereign governments of $818 million, corporate bonds of $786 million, agency pass through securities of $436 million and common stocks of $144 million.  The amounts shown in the table above represent the amount of our holdings in these assets, excluding any holdings with restrictions.

(2)         Other liquid investments are defined as assets that are saleable within one quarter, and primarily include corporate bonds of $2.52 billion, sovereign governments of $818 million, municipal bonds of $687 million, agency pass through securities of $654 million, U.S. government and agencies bonds of $544 million and short-term investments of $328 million.  The amounts shown in the table above represent the amount that we believe could be sold during the fourth quarter of 2009, excluding any holdings with restrictions.

(3)         From period to period, we may revise our definition of what is saleable within a quarter which may result in a variation from period to period.

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

Allstate Parent Company Capital Capacity The Corporation has at the parent holding company level $3.36 billion of deployable cash and investments at September 30, 2009.  These assets include highly liquid securities that are generally saleable within one week totaling $2.29 billion, additional liquid investments that are saleable within one quarter totaling $616 million, and $452 million of investments that would require more than one quarter to sell.  This provides funds for the parent company’s relatively low fixed charges.

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

In addition to the Capital Support Agreement and Liquidity Agreement, which provide a maximum amount of potential funding under each agreement of $1.00 billion, the Company also has access to additional borrowing to support liquidity through the Corporation as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2009, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A primary credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at September 30, 2009 was 22.5%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the third quarter and first nine months of 2009.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on May 8, 2009.  The Corporation can use the current shelf registration to issue an unspecified amount of debt securities, common stock (including 364 million shares of treasury stock as of September 30, 2009), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity Exposure Contractholder funds as of September 30, 2009 were $51.63 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions at September 30, 2009.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$8,765	17.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	22,917	44.4
Market value adjustments (2)	9,467	18.3
Subject to discretionary withdrawal without adjustments	10,476	20.3
Total contractholder funds (3)	$51,625	100.0%

(1)         Includes $10.80 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)         $7.97 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)         Includes $1.41 billion of contractholder funds on variable annuities reinsured to Prudential Financial Inc. effective June 1, 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 12.1% and 12.4% in the third quarter and first nine months of 2009, respectively, compared to the same periods of 2008.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance, based on the beginning of year contractholder funds, was 8.9% and 9.8% for the first nine months of 2009 and 2008, respectively.  The annualized surrender and partial withdrawal rate on deferred fixed annuities was 10.0% in the first nine months of 2009 compared to 11.2% in the first nine months of 2008.  We strive to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements backing medium-term notes.  As of September 30, 2009, total institutional products outstanding were $4.35 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of September 30, 2009.

($ in millions)
2010	$1,715
2011	760
2012	40
2013	1,750
2016	85
$4,350

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Cash Flows As reflected in our Condensed Consolidated Statements of Cash Flows, higher operating cash flows in the first nine months of 2009 compared to the first nine months of 2008 were primarily related to higher income tax refunds, lower expenses, decreased contract benefits paid and increased premiums received, partially offset by lower net investment income.  The increase in income tax refunds received in the first nine months of 2009 was related to our actions to accelerate refunds from the overpayment of 2008 estimated taxes as well as the carryback of 2008 ordinary losses to prior tax years.

Higher cash flows provided by investing activities in the first nine months of 2009 compared to the first nine months of 2008 were primarily due to reductions of short-term investments to fund reductions in contractholder fund liabilities.

Higher cash flows used in financing activities in the first nine months of 2009 compared to the first nine months of 2008 were primarily due to the absence of issuances of institutional products in the first nine months of 2009 compared to $4.16 billion in the first nine months of 2008.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and Compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 8 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

Changes in estimates of profitability on interest-sensitive life, fixed annuities and other investment products may adversely affect our profitability and financial condition through the amortization of DAC

DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to actual historical gross profits and estimated future gross profits (“EGP”) over the estimated lives of the contracts.  The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable.  Updates to these assumptions (commonly referred to as “DAC unlocking”) could adversely affect our profitability and financial condition.  In 2009, DAC unlocking resulted in increased amortization of DAC of $278 million.  In addition in periods when actual gross profits are negative, recapitalization (“negative amortization”) of DAC is only recorded when determined to be recoverable based on specific facts and circumstances.

Examples of such situations include the world wide financial crisis, which resulted in an unprecedented level of realized capital losses.  A principal assumption change impacting EGP and the related DAC amortization was an increase in the level of expected realized capital losses in 2009 and 2010.  This resulted in the majority of the market value adjusted annuity DAC balance being reduced to zero since the products in force were estimated to have no gross profits.  Market value adjusted annuity DAC will not be recapitalized while there are no estimated gross profits.  Facts and circumstances may lead to other situations where DAC is not recapitalized.  Accordingly, judgments regarding the recognition of DAC amortization may adversely affect profitability and financial condition.

A large scale pandemic, the continued threat of terrorism, or ongoing military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and operating results

A large scale pandemic, the continued threat of terrorism, within the United States and abroad, or ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, disruptions to commerce and reduced economic activity.  Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large scale pandemic or the continued threat of terrorism.

We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available.  Additionally, a large scale pandemic or a terrorist act could have a material adverse effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity and operating results.

Proposed regulatory reforms, and the more stringent application of existing regulations, may make it more expensive for us to conduct our business

The federal government has released a set of proposed regulatory reforms with respect to financial services entities.  As part of a larger effort to strengthen the regulation of the financial services market, the proposal outlines certain reforms applicable to the insurance industry, including the establishment of an Office of National Insurance within the Treasury Department.  The reforms could also increase the regulation of large insurance conglomerates whose failure could pose a systemic risk to the financial system.  In addition, the federal government has issued a set of principles for reforming the U.S. and international regulatory capital framework for banking firms.

Any additional legislation or regulatory requirements imposed upon us in connection with the federal government proposed regulatory reforms or arising from the principles for reforming the U.S. and international regulatory capital framework for banking firms, and any more stringent enforcement of existing regulations by federal authorities, may make it more expensive for us to conduct our business.

Item 6.  Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

November 10, 2009
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 10, 2009, concerning unaudited interim financial information.

31(i)	Rule 13a-14(a) Certification of Principal Executive Officer

31(i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1