Form 10-K
period 2009-12-31
ALLSTATE LIFE INSURANCE CO
filed 2010-03-12
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 0-31248

ALLSTATE LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Illinois	36-2554642
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3100 Sanders Road, Northbrook, Illinois 60062

(Address of principal executive offices)      (Zip code)

Registrant’s telephone number, including area code:  (847) 402-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $227.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   X      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes           No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No    X

None of the common equity of the registrant is held by non-affiliates.  Therefore, the aggregate market value of the common equity held by non-affiliates of the registrant is zero.

AS OF MARCH 12, 2010, THE REGISTRANT HAD 23,800 COMMON SHARES, $227 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE INSURANCE COMPANY.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2009

		PAGE
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Reserved	N/A

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Financial Statements and Supplementary Data	63
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	122
Item 9A(T).	Controls and Procedures	122
Item 9B.	Other Information	122

PART III
Item 10.	Directors, Executive Officers and Corporate Governance *	N/A
Item 11.	Executive Compensation *	N/A
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters *	N/A
Item 13.	Certain Relationships and Related Transactions, and Director Independence *	N/A
Item 14.	Principal Accounting Fees and Services	123

PART IV
Item 15.	Exhibits and Financial Statement Schedules	124
	Signatures	129
	Financial Statement Schedules	S-1

	* Omitted pursuant to General Instruction I(2) of Form 10-K

Part I

Item 1. Business

Allstate Life Insurance Company was organized in 1957 as a stock life insurance company under the laws of the State of Illinois.  Allstate Life Insurance Company, together with its subsidiaries, provides life insurance, retirement and investment products.  It conducts substantially all of its operations directly or through wholly owned United States subsidiaries.  In this document, we refer to Allstate Life Insurance Company as “Allstate Life” or “ALIC” and to Allstate Life and its wholly owned subsidiaries as the “Allstate Life Group” or the “Company.”

Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding stock of Allstate Insurance Company is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware.  In this document, we refer to Allstate Insurance Company as “AIC” and to The Allstate Corporation and its consolidated subsidiaries as “Allstate”, the “Parent Group” or the “Corporation”.  The Allstate Corporation is the largest publicly held personal lines insurer in the United States.  Widely known through the “You’re In Good Hands With Allstate®” slogan, Allstate is reinventing protection and retirement to help individuals in approximately 17 million households protect what they have today and better prepare for tomorrow.  Customers can access Allstate products and services such as auto insurance and homeowners insurance through more than 14,000 exclusive Allstate agencies and financial representatives in the United States and Canada.  Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2008 statutory direct premiums earned.  In addition, according to A.M. Best, it is the nation’s 16th largest issuer of life insurance business on the basis of 2008 ordinary life insurance in force and 17th largest on the basis of 2008 statutory admitted assets.

The Parent Group has four business segments, one of which is Allstate Financial.  Allstate Financial, which is not a separate legal entity, is comprised of the Allstate Life Group together with the majority of American Heritage Life Insurance Company and the Allstate Bank that are not part of the Allstate Life Group.  This document describes the Allstate Life Group.  It does not describe the entire group of companies that form the Allstate Financial segment of the Parent Group.

To achieve its goals in 2010, Allstate is focused on three priorities: improve customer loyalty, reinvent protection and retirement for the consumer, and grow its businesses.

In this annual report on Form 10-K, we occasionally refer to statutory financial information.  All domestic United States insurance companies are required to prepare statutory-basis financial statements.  As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  We frequently use industry publications containing statutory financial information to assess our competitive position.

Products and distribution

The Allstate Life Group provides life insurance, retirement and investment products, and voluntary accident and health insurance products.  Our principal products are fixed annuities including deferred and immediate; and interest-sensitive, traditional and variable life insurance.  Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.  The table on page 2 lists our major distribution channels, with the associated products and targeted customers.

As the table indicates, we sell products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies and exclusive financial specialists, independent agents, specialized structured settlement brokers and, through March 31, 2010, banks and broker-dealers.  We sell products through independent agents affiliated with approximately 150 master brokerage agencies.  We sell funding agreements to unaffiliated trusts used to back medium-term notes.

Distribution Channels, Products and Target Customers

Distribution Channel	Primary Products	Target Customers

Allstate exclusive agencies (Allstate Exclusive Agents and Allstate Exclusive Financial Specialists)	Term life insurance Interest-sensitive life insurance Variable life insurance Deferred fixed annuities (including indexed and market value adjusted “MVA”) Immediate fixed annuities	Middle market(1), emerging affluent(2) and mass affluent consumers(3) with retirement and family financial protection needs

Independent agents (through master brokerage agencies)	Term life insurance Interest-sensitive life insurance Variable life insurance Deferred fixed annuities (including indexed and MVA) Immediate fixed annuities	Emerging affluent and mass affluent consumers with retirement and financial protection needs

Banks	Deferred fixed annuities (including indexed and MVA) Single premium life insurance	Middle market and emerging affluent consumers with retirement needs

Broker-dealers	Deferred fixed annuities (including indexed and MVA)	Emerging affluent and mass affluent consumers with retirement needs

Structured settlement annuity brokers	Structured settlement annuities	Typically used to fund or annuitize large claims or litigation settlements

Broker-dealers (Funding agreements)	Funding agreements backing medium-term notes	Institutional and individual investors

(1) Consumers with $35,000-$75,000 in household income

(2) Consumers with $75,000-$150,000 in household income

(3) Consumers with greater than $150,000 in household income

Allstate exclusive agencies and exclusive financial specialists also sell the following non-proprietary products: mutual funds, variable annuities, disability insurance and long-term care insurance.

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

The market for life insurance, retirement, and investment products continues to be highly fragmented and competitive.  As of December 31, 2009, there were approximately 480 groups of life insurance companies in the United States, most of which offered one or more similar products.  According to A.M. Best, as of December 31, 2008, the Allstate Life Group is the nation’s 16th largest issuer of life insurance and related business on the basis of 2008 ordinary life insurance in force and 17th largest on the basis of 2008 statutory admitted assets.  In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions.  Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

Geographic Markets

We sell life insurance, retirement and investment, and voluntary accident and health insurance products throughout the United States.  The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, and Guam.  We also sell funding agreements in the United States.

The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Life Group for the year ended December 31, 2009, based on information contained in statements filed with state insurance departments.  No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

California	11.6%
Florida	8.4%
New York	7.5%
Texas	6.4%
Nebraska	5.0%

Regulation

The Allstate Life Group is subject to extensive regulation, primarily at the state level.  The method, extent and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency.  In general, such regulation is intended for the protection of those who purchase or use insurance products.  These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent licensing, price setting, trade practices, policy forms, accounting methods, corporate governance, the nature and amount of investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards.  Some of these matters are discussed in more detail below.  For a discussion of statutory financial information, see Note 14 of the Consolidated Financial Statements.  For a discussion of regulatory contingencies, see Note 11 of the Consolidated Financial Statements.  Notes 11 and 14 are incorporated in this Part I, Item 1 by reference.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny.  Legislation that would provide for increased federal regulation of insurance, including the federal chartering of insurance companies, has been proposed.  Moreover, as part of an effort to strengthen the regulation of the financial services market, the federal government has proposed a set of regulatory reforms, including the establishment of an Office of National Insurance within the Treasury Department.  The reforms could increase the regulation of large insurance conglomerates whose failure could pose a systemic risk to the financial system.  In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation.  We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of the insurance or financial services business or what effect any such measures would have on the Allstate Life Group.

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

Variable Life Insurance and Registered Fixed Annuities.  The sale and administration of variable life insurance and registered fixed annuities with market value adjustment features are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission and the Financial Industry Regulatory Authority (“FINRA”).

Broker-Dealers, Investment Advisors, and Investment Companies.  The Allstate Life Group entities that operate as broker-dealers, registered investment advisors and investment companies are subject to regulation and supervision by the Securities and Exchange Commission, FINRA and/or, in some cases, state securities administrators.

Privacy Regulation.  Federal law and the laws of some states require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information.  Federal law and the laws of many states also regulate disclosures of customer information.  Congress, state legislatures and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.

Employees and Other Shared Services

The Allstate Life Group has no employees.  Instead, we primarily use the services of employees of AIC, our direct parent.  We also make use of other services and facilities provided by AIC and other members of the Parent Group.  These services and facilities include space rental, utilities, building maintenance, human resources, investment management, finance, information technology and legal services.  We reimburse our affiliates for these services and facilities under a variety of agreements.

Other Information

“Allstate” is one of the most recognized brand names in the United States.  We use the names “Allstate,”  “Lincoln Benefit Life” and variations of these names extensively in our business, along with related service marks, logos, and slogans, such as “Goods Hands.”  Our rights in the United States to these names, service marks, logos, and slogans continue so long as we continue to use them in commerce.  Most of these service marks are the subject of renewable U.S. and/or foreign service mark registrations.  We believe that these service marks are important to our business and we intend to maintain our rights to them through continued use.

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

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other financial services.  These risks constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and historical trends.  These cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this document, in our filings with the Securities and Exchange Commission (“SEC”) or in materials incorporated therein by reference.

Changes in underwriting and actual experience could materially affect profitability and financial condition

Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business.  We establish target returns for each product based upon these factors and the average amount of capital that we must hold to support in-force contracts taking into account rating agencies and regulatory requirements.  We monitor and manage our pricing and overall sales mix to achieve target new business returns on a portfolio basis, which could result in the discontinuation or de-emphasis of products or distribution relationships and a decline in sales.  Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.  Additionally, many of our products have fixed or guaranteed terms that limit our ability to increase revenues or reduce benefits, including credited interest, once the product has been issued.

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

Changes in reserve estimates may adversely affect our operating results

Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses.  We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs (“DAC”) may be required which could have a material adverse effect on our operating results.

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

Our ability to manage our spread-based products, such as fixed annuities and institutional products, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates.  When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread.  Lowering interest crediting rates on some products in such an environment can partially offset decreases in investment yield.  However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in investment yields.  Decreases in the interest crediting rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of policy loans, surrenders and withdrawals.  Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits.  Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when our fixed income investment asset values are lower as a result of the increase in interest rates.  This could lead to the sale of fixed income securities at a loss.  For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields.  We may react to market conditions by increasing crediting rates, which could narrow spreads and reduce profitability.  Unanticipated surrenders could result in accelerated amortization of DAC or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

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

Narrowing the focus of our product offerings and reducing our concentration in fixed annuities and funding agreements may adversely affect reported results

We have been pursuing strategies to narrow our product offerings and reduce our concentration in fixed annuities and funding agreements.  Lower new sales of these products, as well as our ongoing risk mitigation and return optimization programs, could negatively impact investment portfolio levels and DAC amortization, complicate settlement of expiring contracts including forced sales of assets with unrealized capital losses, and affect goodwill impairment testing and insurance reserves deficiency testing.

A loss of key product distribution relationships could materially affect sales, results of operations or cash flows

Certain products are distributed under agreements with other members of the financial services industry that are not affiliated with us.  Termination of one or more of these agreements due to, for example, a change in control of one of these distributors, or market conditions that make it difficult to achieve our target return on certain products, resulting in relatively uncompetitive pricing, or a decision by us to discontinue selling products through a distribution channel, could have a detrimental effect on our sales, results of operations or cash flows if it were to result in an elevated level of surrenders of inforce contracts sold through terminated distribution relationships.

Effective March 31, 2010, we will no longer wholesale or provide distribution support to banks and broker-dealers.  Although we will continue to service inforce contracts sold through these channels, we will no longer solicit new sales through our direct relationships with banks or broker-dealers.  Certain of our master brokerage agencies and independent agents may continue to wholesale our products to banks and broker-dealers through their relationships.  These distribution channels have primarily been used to sell deferred fixed annuities and interest-sensitive life insurance.  In 2009, contract charges on products sold through these distribution channels were $44 million and contractholder deposits were $896 million.  As of December 31, 2009, contractholder funds associated with these distribution channels totaled $18.3 billion.

Changes in tax laws may decrease sales and profitability of products and adversely affect our financial condition

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

Risks Relating to Investments

We are subject to market risk and declines in credit quality which may adversely impact investment income, cause additional realized losses, and cause increased unrealized losses

Although we continually reevaluate our risk mitigation and return optimization programs, we remain subject to the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices or foreign currency exchange rates.  Our primary market risk exposures are to changes in interest rates, credit spreads and, to a lesser degree, changes in equity prices and foreign currency exchange rates.  We are subject to potential declines in credit quality related to specific issuers or specific industries or related to a general weakening in the economy, which are typically reflected through credit spreads.  Credit spread is the additional yield on fixed income securities above the risk-free rate (typically defined as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  Credit spreads vary (i.e. increase or decrease) in response to the market’s perception of risk and liquidity in a specific issuer or specific sector.  Although we use derivative financial instruments to manage these risks, the effectiveness of such instruments is subject to the same risks.

A decline in market interest rates or credit spreads could have an adverse effect on our investment income as we invest cash in new investments that may earn less than the portfolio’s average yield.  In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates.  A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities.  An increase in market interest rates or credit spreads could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio.  A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to equity and derivative strategies.

Deteriorating financial performance impacting securities collateralized by residential and commercial mortgage loans, collateralized corporate loans, and commercial mortgage loans may lead to write-downs and impact our results of operations and financial condition

Changes in residential or commercial mortgage delinquencies or recovery rates, corporate loan delinquencies or recovery rates, declining real estate prices, changes in credit or bond insurer strength ratings and the quality of service provided by service providers on securities in our portfolio could lead us to determine that write-downs are necessary in the future.

The impact of our investment strategies may be adversely affected by developments in the financial markets

The impact of our investment portfolio risk mitigation and return optimization programs may be adversely affected by unexpected developments in the financial markets.  For example, derivative contracts may result in coverage that is not as effective as intended thereby leading to the recognition of losses without the recognition of gains expected to mitigate the losses.

Concentration of our investment portfolios in any particular segment of the economy may have adverse effects on our operating results and financial condition

The concentration of our investment portfolios in any particular industry, collateral type, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition.  Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified.

The determination of the amount of realized capital losses recorded for impairments of our investments is highly subjective and could materially impact our operating results and financial condition

The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class.  Such evaluations and assessments are revised as conditions change and new information becomes available.  We update evaluations regularly and reflect changes in realized capital gains and losses from impairments in operating results if such changes are determined to be other than temporary.  The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value.  The amortized cost or cost of our fixed income and equity securities is adjusted for impairments in value deemed to be other than temporary in the period in which the determination is made and recorded in earnings as such evaluations are revised.  There can be no assurance that we have accurately assessed the level of or amounts recorded for impairments taken in our financial statements.  Furthermore, additional impairments may need to be recorded in the future.  Historical trends may not be indicative of future impairments.  For example, the amortized cost or cost of our fixed income and equity securities is adjusted for impairments in value deemed to be other than temporary in the period in which the determination is made and recorded in earnings.  The assessment of whether impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value.

The determination of the fair value of our fixed income and equity securities results in unrealized net capital gains and losses and is highly subjective and could materially impact our operating results and financial condition

In determining fair values we generally utilize market transaction data for the same or similar instruments.  The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information.  The fair value of assets and liabilities may differ from the actual amount received upon sale of an asset or the actual amount paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the assets’ and liabilities’ fair values.  The difference between amortized cost or cost and fair value, net of deferred income taxes, certain DAC, certain deferred sales inducement costs (“DSI”), and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholder’s equity.  Changing market conditions could materially effect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly.  Determining fair value is highly subjective and could materially impact our operating results and financial condition.

Risks Relating to the Insurance Industry

Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

The insurance industry is highly competitive.  Our competitors include other insurers and, because some of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions.  Many of our competitors have well-established national reputations and market similar products.  Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material adverse effect on our business, operating results or financial condition.  Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets.  Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistently with our business goals.

Difficult conditions in the economy generally could adversely affect our business and operating results

Some economists continue to project significant negative macroeconomic trends, including relatively high and sustained unemployment, reduced consumer spending, lower home prices, and substantial increases in delinquencies on consumer debt, including defaults on home mortgages.  Moreover, recent disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have impacted the ability of borrowers to refinance loans at more affordable rates.  As with most businesses, we believe difficult conditions in the economy could have an adverse effect on our business and operating results.

General economic conditions could adversely affect us in the form of consumer behavior and pressure investment results.  Consumer behavior could include decreased demand for our products.  In addition, holders of some of our life insurance and annuity products may engage in an elevated level of discretionary withdrawals of contractholder funds.  Our investment results could be adversely affected as deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.

There can be no assurance that actions of the U.S. federal government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect

In response to the financial crises affecting the banking system, the financial markets and the broader economy over the past two years, the U.S. federal government, the Federal Reserve and other governmental and regulatory bodies have taken actions to address such conditions including, among other things, purchasing mortgage-backed and other securities from financial institutions, investing directly in banks, thrifts and bank and savings and loan holding companies and increasing federal spending to stimulate the economy.  While it appears the economy is pulling out of recession, stabilization has been uneven and a sluggish recovery is expected.  There can be no assurance as to the long term impact such actions will have on the financial markets or on economic conditions, including potential inflationary affects.  Continued volatility and any further economic deterioration could materially and adversely affect our business, financial condition and results of operations.

Losses from litigation may be material to our operating results or cash flows and financial condition

As is typical for a large company, we are involved in various legal actions, including class action litigation challenging a range of company practices and coverage provided by our insurance products.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows for a particular quarter or annual period and to our financial condition.

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

As insurance companies, broker-dealers, investment advisers and/or investment companies, many of our subsidiaries are subject to extensive laws and regulations.  These laws and regulations are complex and subject to change.  Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the FINRA, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude.  Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight.  In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business.  Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies.  For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products.  In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

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

Any additional legislation or regulatory requirements imposed upon us in connection with the federal government proposed regulatory reforms and any more stringent enforcement of existing regulations by federal authorities, may make it more expensive for us to conduct our business.

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business

Market conditions beyond our control impact the availability and cost of the reinsurance we purchase.  No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as is currently available.  If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, or develop or seek other alternatives.

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

A large scale pandemic, the continued threat of terrorism and ongoing military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and operating results

A large scale pandemic, the continued threat of terrorism, within the United States and abroad, or ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity.  Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large scale pandemic or the continued threat of terrorism.  We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available.  Additionally, a large scale pandemic or terrorist act could have a material adverse effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.

A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business.  On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer’s control.  The current insurance financial strength ratings of Allstate Life Insurance Company are A+, AA- and A1 from A.M. Best, Standard & Poor’s and Moody’s, respectively.  The current insurance financial strength ratings of AIC are A+, AA- and Aa3 from A.M. Best, Standard & Poor’s and Moody’s, respectively.  Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured.  A downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms

The capital and credit markets have been experiencing extreme volatility and disruption.  In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity.  In the event that we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay for capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant.  Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders’ perception of our long- or short-term financial prospects.  Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.  If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and in such case, we may not be able to successfully obtain additional financing on favorable terms.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our results of operations and financial condition

Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded.  Accordingly, we are required to adopt new guidance or interpretations, or could be subject to existing guidance as we enter into new transactions, which may have a material adverse effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected.  For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 2 of the consolidated financial statements.

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty

We have disclosed our estimate of net unrecognized tax benefits and the reasonably possible increase or decrease in its balance during the next 12 months in Note 12 of the consolidated financial statements.  However, actual results may differ from our estimate for reasons such as changes in our position on specific issues, developments with respect to the governments’ interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

The realization of deferred tax assets is subject to uncertainty

The realization of our deferred tax assets, net of valuation allowances, is based on our assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.  However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.

The occurrence of events unanticipated in our disaster recovery systems and management continuity planning or a support failure from external providers during a disaster could impair our ability to conduct business effectively

In the event of a disaster such as a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems or a support failure from external providers could have an adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems.  In the event that a significant number of our managers could be unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows

Allstate recognizes the scientific view that the world is getting warmer.  To the extent that climate change impacts mortality rates and those changes do not match the long-term mortality assumptions in our product pricing, our results would be impacted.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our home office is part of the Parent Group’s home office complex in Northbrook, Illinois. As of December 31, 2009, the home office complex consists of several buildings totaling 2.3 million square feet of office space on a 250-acre site.  In addition, we operate from various administrative, data processing, claims handling and other support facilities.

All of the facilities from which we operate are owned or leased by our direct parent, AIC, except for office space in Lincoln, Nebraska that is leased by Lincoln Benefit Life Company, a wholly owned subsidiary of ALIC, for general operations, file storage and information technology.  Expenses associated with facilities owned or leased by AIC are allocated to us on both a direct and an indirect basis, depending on the nature and use of each particular facility.  We believe that these facilities are suitable and adequate for our current operations.

The locations out of which the Parent Group exclusive agencies operate in the U.S. are normally leased by the agencies as lessees.

Item 3. Legal Proceedings

Information required for Item 3 is incorporated by reference to the discussion under the heading “Regulation and Compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 11 of the Consolidated Financial Statements.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No established public trading market exists for Allstate Life’s common stock.  All of its outstanding common stock is owned by its parent, Allstate Insurance Company (“AIC”).  All of the outstanding common stock of AIC is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation (the “Corporation”).

The Company did not pay dividends on its common stock in 2009 and 2008.  For additional information on dividends, including restrictions on the payment of dividends by Allstate Life and its subsidiaries, see the Limitations on Dividends by Insurance Subsidiaries subsection of the “Regulation” section of Item 1. Business of this Form 10-K and the discussion under the heading “Dividends” in Note 14 of our consolidated financial statements, which are incorporated herein by reference.

Item 6.  Selected Financial Data.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ in millions)	2009	2008	2007	2006	2005
Consolidated operating results
Premiums	$581	$585	$502	$576	$474
Contract charges	952	911	942	1,009	1,079
Net investment income	2,974	3,720	4,205	4,057	3,707
Realized capital gains and losses	(420)	(3,052)	(197)	(79)	19
Total revenues	4,087	2,164	5,452	5,563	5,279
Net (loss) income	(547)	(1,690)	412	428	417

Consolidated financial position
Investments	$60,217	$59,772	$72,414	$74,160	$72,756
Total assets	78,820	81,946	96,117	98,758	95,022
Reserve for life-contingent contract benefits and contractholder funds	63,106	69,036	73,062	72,769	70,071
Long-term debt/surplus notes due to related parties	675	650	200	206	181
Shareholder’s equity	4,386	2,209	4,763	5,498	6,008

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we”, “our”, “us”, the “Company” or “ALIC”).  It should be read in conjunction with the 5-year summary of selected financial data, consolidated financial statements and related notes found under Part II, Item 6 and Item 8 contained herein.  We operate as a single segment entity, based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

The most important factors we monitor to evaluate the financial condition and performance of our company include:

•                  For operations: benefit and investment spread, amortization of deferred policy acquisition costs, expenses, operating income, net income, invested assets, premiums and deposits, and new business returns;

•                  For investments: credit quality/experience, realized capital gains and losses, investment income, unrealized capital gains and losses, stability of long-term returns, total returns, cash flows, and asset and liability duration; and

•                  For financial condition: liquidity, financial strength ratings, operating leverage, debt leverage, and return on equity.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements.  The most critical estimates include those used in determining:

•                  Fair value of financial assets

•                  Impairment of fixed income and equity securities

•                  Deferred policy acquisition costs (“DAC”) amortization

•                  Reserve for life-contingent contract benefits estimation

In making these determinations, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our businesses and operations.  It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements.

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

Fair value of financial assets  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We categorize our financial assets measured at fair value into a three-level hierarchy based on the observability of inputs to the valuation techniques as follows:

Level 1:	Financial asset values are based on unadjusted quoted prices for identical assets in an active market that we can access.

Level 2:	Financial asset values are based on the following:
	(a)	Quoted prices for similar assets in active markets;
	(b)	Quoted prices for identical or similar assets in markets that are not active; or
	(c)	Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset.

Level 3:

Financial asset values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  Unobservable inputs reflect our estimates of the assumptions that market participants would use in valuing the financial assets.

Observable inputs are inputs that reflect the assumptions market participants would use in valuing financial assets that are developed based on market data obtained from independent sources.  In the absence of sufficient observable inputs, unobservable inputs reflect our estimates of the assumptions market participants would use in valuing financial assets and are developed based on the best information available in the circumstances.  The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information.  If valuation inputs used to measure fair value fall into different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement in its entirety.

We are responsible for the determination of fair value of financial assets and the supporting assumptions and methodologies.  We gain assurance on the overall reasonableness and consistent application of valuation input assumptions, valuation methodologies and compliance with accounting standards for fair value determination through the execution of various processes and controls designed to ensure that our financial assets are appropriately valued.  We monitor fair values received from third parties and those derived internally on an ongoing basis.

We employ independent third-party valuation service providers, broker quotes and internal pricing methods to determine fair values, which provide a single quote or price for each financial instrument.  We obtain or calculate only one quote or price per instrument.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary algorithms, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements.  For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date.  For other security types, fair values are derived from the valuation service providers’ proprietary valuation models.  The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates, and other information, as applicable.  Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities.  Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments.  The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information.  Executing valuation models effectively requires seasoned professional judgment and experience.  In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

For certain of our financial assets carried at fair value, where our valuation service providers cannot provide fair value determinations, we obtain a single non-binding price quote from a broker familiar with the security who, similar to our valuation service providers, may consider transactions or activity in similar securities, as applicable, among other information.  The brokers providing price quotes are generally from the brokerage divisions of leading financial institutions with market making, underwriting and distribution expertise regarding the security subject to valuation.

The fair value of certain financial assets, including privately placed corporate securities, Auction Rate Securities (“ARS”) backed by student loans, equity-indexed notes, and certain free-standing derivatives, where our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry.  Internally developed valuation models, which include inputs that may not be market observable and as such involve some degree of judgment, are considered appropriate for each class of security to which they are applied.

Our internal pricing methods are primarily based on models using discounted cash flow methodologies that develop a single best estimate of fair value.  Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including yield curves, quoted market prices of comparable securities, published credit spreads, and other applicable market data.  Additional inputs that are used to model fair value include internally-derived assumptions such as liquidity premium and credit ratings, as well as instrument-specific characteristics that include, but are not limited to, coupon rate, expected cash flows, sector of issuer, and call provisions.  Internally assigned credit ratings are generally consistent with external ratings published by the National Association of Insurance Commissioners (“NAIC”); however, they are developed at a more finite level.  For example, an NAIC rating of 1 includes securities rated triple, double and single A by at least one nationally recognized statistical rating organization (“NRSRO”).  We believe our internal ratings provide for a more reliable estimate of fair value since we can more precisely match these ratings to other market observable valuation inputs, such as credit and sector spreads, when performing these valuations.  Due to the existence of non-market observable inputs, such as liquidity premiums, judgment is required in developing these fair values.  As a result, the fair value of these financial assets may differ from the amount actually received to sell an asset in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ fair values.

For the majority of our financial assets measured at fair value, all significant inputs are based on market observable data and significant management judgment does not affect the periodic determination of fair value.  The determination of fair value using discounted cash flow models involves management judgment when significant model inputs are not based on market observable data.  However, where market observable data is available, it takes precedence, and as a result, no range of reasonably likely inputs exists from which the basis of a sensitivity analysis could be constructed.

There is one primary situation where a discounted cash flow model utilizes a significant input that is not market observable.  It relates to the determination of fair value for our ARS backed by student loans.  The significant input is the assumption about the anticipated date liquidity will return to this market (that is, when auction failures will cease).  Determination of this assumption allows for matching to market observable inputs when performing these valuations.

The following table displays the sensitivity of reasonably likely changes in the assumption about the anticipated date liquidity will return to the ARS backed by student loans market as of December 31, 2009.  The selection of these hypothetical scenarios represents an illustration of the estimated potential proportional effect of alternate assumptions and should not be construed as either a prediction of future events or an indication that it would be reasonably likely that all securities would be similarly affected.

($ in millions)
ARS backed by student loans at fair value	$643
Percentage change in fair value resulting from:
Decrease in assumption by five months for the anticipated date liquidity will return to this market	0.6%
Increase in assumption by five months for the anticipated date liquidity will return to this market	(0.6)%

We believe our most significant exposure to changes in fair value is due to market risk.  Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A.

We employ specific control processes to determine the reasonableness of the fair values of our financial assets.  Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.  For example, on a continuing basis, we assess the reasonableness of individual security values received from valuation service providers and those derived from internal models that exceed certain thresholds as compared to previous values received from those valuation service providers or derived from internal models.  In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected securities.  For internal pricing models, we have implemented price validation procedures such as back-testing of actual sales, which corroborates the various model inputs to market observable data.  When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.

We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly.  Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources.  If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal pricing model.  As of December 31, 2009 and 2008, we did not alter fair values provided by our valuation service providers or brokers or substitute them with an internal pricing model.

The following table identifies fixed income and equity securities and short-term investments as of December 31, 2009 by source of value determination:

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$8,724	17.6%
Fair value based on external sources (1)	40,786	82.4
Total	$49,510	100.0%

(1) Includes $2.42 billion that are valued using broker quotes.

For more detailed information on our accounting policy for the fair value of financial assets and the financial assets by level in the fair value hierarchy, see Notes 2 and 6 of the consolidated financial statements.

Impairment of fixed income and equity securities  For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of certain other items and deferred income taxes (as disclosed in Note 5), is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when the decline in fair value is deemed other than temporary.  We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, we assess whether management with the appropriate authority has made a decision to sell or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes.  If a security meets either of these criteria, the security’s decline in fair value is deemed other than temporary and is recorded in earnings.

If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.  We use our best estimate of future cash flows expected to be collected from the fixed income security discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists.  The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security.  All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected.  That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition of the issue or issuer(s), expected defaults, expected recoveries, the value of underlying collateral and current subordination levels, vintage, geographic concentration, available reserves or escrows, third party guarantees and other credit enhancements.  Additionally, other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered.  The estimated fair value of collateral may be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement.  If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings.  The unrealized loss deemed to be related to factors other than credit remains classified in other comprehensive income.  If we determine that the fixed income security does not have sufficient cash flow or other information to determine a recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and is recorded in earnings.

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

Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other than temporarily impaired, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances that result in changes to management’s intent to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value.  Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized.  The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder’s equity, since the majority of our portfolio is designated as available-for-sale and carried at fair value and as a result, any related unrealized loss, net of deferred income taxes, DAC, DSI and reserves for life-contingent contract benefits, would already be reflected as a component of accumulated other comprehensive income in shareholder’s equity.

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

Fixed income securities subject to other-than-temporary impairment write-downs continue to earn investment income when future expected payments are reasonably estimable, and any discount or premium is recognized using the effective yield method over the expected life of the security; otherwise income recognition is discontinued.

For additional detail on investment impairments, see Note 5 of the consolidated financial statements.

Deferred policy acquisition costs amortization  We incur significant costs in connection with acquiring insurance policies and investment contracts.  In accordance with GAAP, costs that vary with and are primarily related to acquiring insurance policies and investment contracts are deferred and recorded as an asset on the Consolidated Statements of Financial Position.

DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business.  Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy.  The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits.  Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur.  Generally, the amortization periods for these policies approximates the estimated lives of the policies.  The recovery of DAC is dependent upon the future profitability of the business.  We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience.  We aggregate all traditional life insurance products and immediate annuities with life contingencies in the analysis.  In the event actual experience is significantly adverse compared to the original assumptions, a premium deficiency is deemed to exist and any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency.  In 2009 and 2007, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.  In 2008, for traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million pre-tax ($219 million after-tax) resulted primarily from a study indicating that the annuitants on certain life-contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield.  The deficiency was recorded through a reduction in DAC.

DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits (“AGP”) and estimated future gross profits (“EGP”) expected to be earned over the estimated lives of the contracts.  The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts.  Actual amortization periods generally range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities.  The cumulative DAC amortization is reestimated and adjusted by a cumulative charge or credit to results of operations when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.

AGP and EGP consist primarily of the following components: contract charges for the cost of insurance less mortality costs and other benefits (benefit margin);  investment income and realized capital gains and losses less interest credited (investment margin); and surrender and other contract charges less maintenance expenses (expense margin).  The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable, and these assumptions are reasonably likely to have the greatest impact on the amount of DAC amortization.  Changes in these assumptions can be offsetting and we are unable to reasonably predict their future movements or offsetting impacts over time.

Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance.  This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in-force and realized capital gains and losses on investments supporting the product liability.  The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss.  If the AGP is greater than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally increase, resulting in a current period decrease to earnings.  The opposite result generally occurs when the AGP is less than the EGP in the period, but the total EGP is unchanged.  However, when DAC amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements.  Negative amortization is only recorded when the increased DAC balance is determined to be recoverable based on facts and circumstances.  Negative amortization was not recorded for certain fixed annuities during 2009 and 2008 periods in which significant capital losses were realized on their related investment portfolio.  For products exposed to investment credit losses in excess of our expectations that may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC amortization may be modified to exclude the higher credit losses.

Annually, we review and update all assumptions underlying the projections of EGP, including investment returns, comprising investment income and realized capital gains and losses, interest crediting rates, persistency, mortality, expenses and the effect of any hedges.  At each reporting period, we assess whether any revisions to assumptions used to determine DAC amortization are required.  These reviews and updates may result in amortization acceleration or deceleration, which are commonly referred to as “DAC unlocking”.  If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings.  A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.

Over the past three years, our most significant DAC assumption updates that resulted in a change to EGP and the amortization of DAC have been revisions to expected future investment returns, primarily realized capital losses, mortality, expenses and the number of contracts in force or persistency.  The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin during the years ended December 31.

($ in millions)	2009	2008	2007
Investment margin	$(399)	$(303)	$11
Benefit margin	128	35	34
Expense margin	(7)	(61)	(33)
Net (acceleration) deceleration	$(278)	$(329)	$12

DAC amortization acceleration related to changes in the EGP component of investment margin in the first quarter of 2009 was primarily due to an increase in the level of expected realized capital losses in 2009 and 2010.  The deceleration related to benefit margin was due to more favorable projected life insurance mortality.  The acceleration related to expense margin resulted from current and expected expense levels higher than previously projected.  DAC amortization acceleration related to changes in the EGP component of investment margin in 2008 was primarily due to the level of realized capital losses impacting actual gross profits in 2008 and the impact of realized capital losses on expected gross profits in 2009.  The deceleration related to benefit margin was due to more favorable projected life insurance mortality.  The acceleration related to expense margin resulted from current and expected expense levels higher than previously projected.  DAC amortization deceleration related to changes in the EGP component of investment margin in 2007 was due to higher yields from repositioning of the investment portfolio and reduced interest crediting rates on annuities.  The deceleration related to benefit margin was due to more favorable projected life insurance mortality.  The acceleration related to expense margin was a result of expenses being higher than expected.

The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2009.

($ in millions)	December 31, 2009
Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$52
Decrease in future investment margins of 25 basis points	$(57)

Decrease in future life mortality by 1%	$27
Increase in future life mortality by 1%	$(28)

Any potential changes in assumptions discussed above are measured without consideration of correlation among assumptions.  Therefore, it would be inappropriate to add them together in an attempt to estimate overall variability in amortization.

For additional detail related to DAC, see the Operations section of this document.

Reserve for life-contingent contract benefits estimation  Due to the long term nature of these policies, benefits are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums.  Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under insurance policies including traditional life insurance, life-contingent immediate annuities and health products.  These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration.  Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields.  Mortality, morbidity and policy termination assumptions are based on our experience and industry experience.  Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.  These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period.  However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to

DAC or reserves may be required resulting in a charge to earnings which could have a material adverse effect on our operating results and financial condition.  We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience.  In the event actual experience is significantly adverse compared to the original assumptions, a premium deficiency is deemed to exist and any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.  In 2009 and 2007, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.  In 2008, for traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million pre-tax ($219 million after-tax) resulted primarily from a study indicating that the annuitants on certain life-contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield.  The deficiency was recorded through a reduction in DAC.  We will continue to monitor the experience of our traditional life insurance and immediate annuities.  We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC.

For further detail on the reserve for life-contingent contract benefits, see Note 8 of the consolidated financial statements.

2009 HIGHLIGHTS

•                  Net loss was $547 million in 2009 compared to $1.69 billion in 2008.

•                  Net realized capital losses totaled $420 million in 2009 compared to $3.05 billion in 2008.

•                 During 2009 and 2008, we recorded $316 million and $399 million, respectively, in accelerated DAC and deferred sales inducement costs (“DSI”) amortization related to fixed annuities and interest-sensitive life insurance due to changes in assumptions (which resulted in changes to total EGP).  Additional amortization of DAC totaling $336 million was recorded in 2008 in connection with a premium deficiency assessment for traditional life insurance and immediate annuities with life contingencies primarily due to revised annuity mortality assumptions.  There was no similar charge in 2009.

•                  Investments as of December 31, 2009 totaled $60.22 billion, reflecting an increase in carrying value of $445 million from $59.77 billion as of December 31, 2008.  Net investment income decreased 20.1% to $2.97 billion in 2009 from $3.72 billion in 2008.

•                  Contractholder fund deposits of $3.33 billion for 2009 relate solely to individual products compared to deposits on individual and institutional products of $5.13 billion and $4.16 billion, respectively, for 2008.

•                  Maturities and retirements of institutional products totaled $4.77 billion and $8.60 billion in 2009 and 2008, respectively.

•                  Restructuring charges of $24 million in 2009 were recorded in connection with our initiative to lower operating expenses, with targeted annual savings of $90 million relative to 2008 levels beginning in 2011.

OPERATIONS

Overview and strategy  We are a major provider of life insurance, retirement and investment products, and voluntary accident and health insurance products.  We serve our customers through Allstate exclusive agencies and non-proprietary distribution channels.  Our strategic vision is to reinvent protection and retirement for the consumer.  We plan to offer a suite of products that are easy for middle market and emerging affluent consumers to understand, meet their protection needs and help them better prepare for retirement.

To achieve our vision and reach our financial goals, our primary objectives are to deepen financial services relationships with Allstate customers and restore profitability through operational excellence and portfolio optimization.  We plan to bring value to our ultimate parent, The Allstate Corporation (the “Corporation”), in three principal ways: through profitable growth of our products, improving the economics of the Corporation’s property-liability insurance business through increased customer loyalty and renewal rates by cross selling our products to their customers, and by attracting new customers to Allstate.  We plan to continue to shift our product mix by decreasing sales of our spread based products, principally fixed annuities and institutional products, and by growing sales of underwritten products having mortality or morbidity risk, principally life insurance and voluntary accident and health products.  In addition to focusing on higher return markets, products, and distribution channels, we will continue to emphasize capital efficiency and enterprise risk and return management strategies and actions.

Our strategy provides a platform to profitably grow our business.  Based upon Allstate’s strong financial position and brand, our customers seek assistance in meeting their protection and retirement needs through trusted relationships. We have unique access to potential customers through cross-sell opportunities within the Allstate exclusive agencies.

Our products include fixed annuities such as deferred and immediate annuities; interest-sensitive, traditional and variable life insurance; voluntary accident and health insurance; and funding agreements backing medium-term notes.  Our products are sold through multiple distribution channels including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies), specialized structured settlement brokers and, through March 31, 2010, financial service firms such as banks and broker-dealers.  Effective March 31, 2010, we will no longer wholesale or provide distribution support to banks and broker-dealers.  Although we will continue to service inforce contracts sold through these channels, we will no longer solicit new sales through our direct relationships with banks or broker-dealers.  Certain of our master brokerage agencies and independent agents may continue to wholesale our products to banks and broker-dealers through their relationships.  Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

Outlook

•                We plan to tailor the focus of product offerings to better serve the needs of everyday Americans and increase the number of customers served through our proprietary channel.

•         We plan to improve efficiency and are targeting savings at 20% of certain operating expenses relative to 2008 levels, excluding acquisition costs, and expect to yield estimated annual savings of $90 million beginning in 2011.  We anticipate a reduction of approximately 1,000 workforce positions relative to December 31, 2008, through a combination of attrition, position elimination and outsourcing.

•         We will continue to focus on improving returns and reducing our concentration in spread based products resulting in lower premiums and deposits and reductions in net contractholder obligations.

•                  We expect improved investment spread due to repositioning of our investment portfolio.

Summary analysis  Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2009	2008	2007
Revenues
Premiums	$581	$585	$502
Contract charges	952	911	942
Net investment income	2,974	3,720	4,205
Realized capital gains and losses	(420)	(3,052)	(197)
Total revenues	4,087	2,164	5,452

Costs and expenses
Contract benefits	(1,402)	(1,397)	(1,364)
Interest credited to contractholder funds	(2,076)	(2,356)	(2,628)
Amortization of DAC	(888)	(643)	(518)
Operating costs and expenses	(321)	(383)	(318)
Restructuring and related charges	(24)	(1)	(2)
Interest expense	(42)	(16)	(20)
Total costs and expenses	(4,753)	(4,796)	(4,850)

Gain (loss) on disposition of operations	7	(4)	(10)
Income tax benefit (expense)	112	946	(180)
Net (loss) income	$(547)	$(1,690)	$412

Investments at December 31	$60,217	$59,772	$72,414

Net loss was $547 million in 2009 compared to $1.69 billion in 2008 and net income of $412 million in 2007.  The improvement of $1.14 billion in 2009 compared to 2008 was primarily due to lower net realized capital losses and, to a lesser extent, decreased interest credited to contractholder funds and operating costs and expenses, partially offset by lower net investment income, higher amortization of DAC and a $142 million increase in the valuation allowance relating to the deferred tax asset on capital losses that was recorded in the first quarter of 2009.  This valuation allowance was released in connection with our adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax expense.

The net loss in 2008 compared to net income in 2007 was primarily the result of higher net realized capital losses and, to a lesser extent, DAC and DSI amortization acceleration for changes in assumptions and additional amortization of DAC that was recorded in connection with a premium deficiency assessment for traditional life insurance and immediate annuities with life contingencies due to revised annuity mortality assumptions.

Analysis of revenues  Total revenues increased 88.9% or $1.92 billion in 2009 compared to 2008 due primarily to a $2.63 billion decrease in net realized capital losses, partially offset by a $746 million decrease in net investment income.  Total revenues decreased 60.3% or $3.29 billion in 2008 compared to 2007 due to a $2.86 billion increase in net realized capital losses and a $485 million decrease in net investment income.

Premiums represent revenues generated from traditional life insurance, immediate annuities with life contingencies, and accident and health insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive and variable life insurance and fixed annuities for which deposits are classified as contractholder funds or separate accounts liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.  As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues.

The following table summarizes premiums and contract charges by product.

($ in millions)	2009	2008	2007
Premiums
Traditional life insurance (1)	$387	$368	$260
Immediate annuities with life contingencies	102	132	204
Accident and health	92	85	38
Total premiums	581	585	502

Contract charges
Interest-sensitive life insurance (1)	907	855	862
Fixed annuities	44	55	79
Variable annuities	1	1	1
Total contract charges (2)	952	911	942
Total premiums and contract charges	$1,533	$1,496	$1,444

(1)

Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges. In 2007, these ceded reinsurance premiums were $90 million.

(2)	Total contract charges for 2009, 2008 and 2007 include contract charges related to the cost of insurance totaling $606 million, $572 million and $617 million, respectively.

Total premiums decreased 0.7% in 2009 compared to 2008 due to lower sales of immediate annuities with life contingencies, partially offset by increased renewal premium on traditional life insurance and higher premiums on traditional life insurance and voluntary accident and health insurance assumed from American Heritage Life Insurance Company (“AHL”), an unconsolidated affiliate.

Total premiums increased 16.5% in 2008 compared to 2007 due to the prospective reporting reclassification for certain ceded reinsurance premiums.  Excluding the impact of this reporting reclassification, total premiums decreased 1.2% in 2008 compared to 2007 as higher sales of traditional life insurance and increased accident and health insurance premiums, were more than offset by lower sales of immediate annuities with life contingencies due to highly competitive market conditions and our continued focus on returns.

Total contract charges increased 4.5% in 2009 compared to 2008 due primarily to higher contract charges on interest-sensitive life insurance products resulting from increases in certain policy administration fees.

Total contract charges decreased 3.3% in 2008 compared to 2007 due to the prospective reporting reclassification for certain ceded reinsurance premiums.  Excluding the impact of this reclassification, total contract charges increased 6.9% in 2008 due to higher contract charges on interest-sensitive life insurance policies resulting from increased contract charge rates and growth in business in force, partially offset by decreased contract charges on fixed annuities resulting primarily from lower contract surrenders.

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

($ in millions)	2009	2008	2007
Contractholder funds, beginning balance	$56,780	$60,464	$60,565

Deposits
Fixed annuities	1,963	3,801	3,635
Institutional products (funding agreements)	--	4,158	3,000
Interest-sensitive life insurance	1,361	1,325	1,324
Other	3	2	1
Total deposits	3,327	9,286	7,960

Interest credited	1,974	2,350	2,635

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(4,773)	(8,599)	(3,165)
Benefits	(1,553)	(1,701)	(1,656)
Surrenders and partial withdrawals	(4,086)	(4,329)	(4,928)
Contract charges	(860)	(819)	(751)
Net transfers from separate accounts	11	19	13
Fair value hedge adjustments for institutional products	25	(56)	34
Other adjustments (1)	5	165	(243)
Total maturities, benefits, withdrawals and other adjustments	(11,231)	(15,320)	(10,696)
Contractholder funds, ending balance	$50,850	$56,780	$60,464

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

Contractholder funds decreased 10.4%, 6.1% and 0.2% in 2009, 2008 and 2007, respectively.  Average contractholder funds decreased 8.2% in 2009 compared to 2008 and 3.1% in 2008 compared to 2007.

Contractholder deposits decreased 64.2% in 2009 compared to 2008 because there were no issuances of institutional products in 2009 compared to $4.16 billion in the prior year and due to lower deposits on fixed annuities in 2009.  Sales of our institutional products vary from period to period based on management’s assessment of market conditions, investor demand and operational priorities such as our focus beginning in 2009 on reducing our concentration in spread based products.  Deposits on fixed annuities decreased 48.4% in 2009 compared to 2008 due to pricing actions to improve returns on new business and reduce our concentration in spread based products.

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

Maturities and retirements of institutional products decreased 44.5% to $4.77 billion in 2009 from $8.60 billion in 2008.  The decrease was primarily due to lower retirements of extendible institutional market obligations in 2009 compared to 2008, partially offset by the redemption in 2009 of $1.39 billion of institutional product liabilities in accordance with cash tender offers announced in May 2009 to reduce the amount of our outstanding obligations and related interest credited expense.  During 2009, we retired all of our remaining outstanding extendible institutional market obligations totaling $1.45 billion.  This compares to retirements of extendible institutional market obligations of $5.36 billion in 2008.

Maturities and retirements of institutional products increased $5.43 billion in 2008 compared to 2007 due to the retirement of $5.36 billion of extendible institutional market obligations for which investors had elected to non-extend their maturity date through a combination of maturities, calls, and acquisitions in the secondary market.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 5.6% to $4.09 billion in 2009 from $4.33 billion in 2008 due to lower surrenders and partial withdrawals on traditional fixed annuities, partially offset by higher surrenders and partial withdrawals on market value adjusted annuities and interest-sensitive life insurance.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 12.2% to $4.33 billion in 2008 from $4.93 billion in 2007 due to lower surrenders and partial withdrawals on market value adjusted annuities and traditional fixed annuities, partially offset by higher surrenders and partial withdrawals on interest-sensitive life insurance products.

The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 9.7% in 2009 compared to 10.3% in 2008 and 11.6% in 2007.  The surrender and partial withdrawal rate on deferred fixed annuities was 11.0% in 2009 compared to 11.8% in 2008 and 13.3% in 2007.

Net investment income decreased 20.1% or $746 million to $2.97 billion in 2009 from $3.72 billion in 2008.  Net investment income decreased 11.5% or $485 million to $3.72 billion in 2008 from $4.21 billion 2007.  For further discussion of net investment income, see the Investments section of the MD&A.

Net realized capital gains and losses reflected net losses of $420 million, $3.05 billion and $197 million in 2009, 2008 and 2007, respectively.  For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of costs and expenses  Total costs and expenses decreased 0.9% or $43 million in 2009 compared to 2008 due primarily to lower interest credited to contractholder funds and operating costs and expenses, partially offset by higher amortization of DAC and restructuring and related charges.  Total costs and expenses decreased 1.1% or $54 million in 2008 compared to 2007 due to lower interest credited to contractholder funds, partially offset by higher amortization of DAC, contract benefits and operating costs and expenses.

Contract benefits increased 0.4% or $5 million in 2009 compared to 2008 due to higher contract benefits on life insurance products, partially offset by lower contract benefits on annuities.  The increase in contract benefits on life insurance products was primarily due to higher mortality experience on interest-sensitive life insurance products resulting from an increase in claim experience and policy growth.  The decrease in contract benefits for annuities was due to improved mortality experience and the impact of lower sales of immediate annuities with life contingencies.

Contract benefits increased 2.4% or $33 million in 2008 compared to 2007 due primarily to higher contract benefits on life insurance products, partially offset by lower contract benefits on annuities.  The increase in contract benefits on life insurance products was primarily due to unfavorable mortality experience, partially offset by the recognition in 2007 of litigation related costs in the form of additional policy benefits.  The decline in contract benefits on annuities was due to the impact of lower sales of immediate annuities with life contingencies, partially offset by unfavorable mortality experience.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $558 million, $552 million and $547 million in 2009, 2008 and 2007, respectively.  The benefit spread by product group is disclosed in the following table.

($ in millions)	2009	2008 (1)	2007 (1)
Life insurance	$350	$345	$334
Accident and health (2)	26	29	3
Annuities	(33)	(62)	(35)
Total benefit spread	$343	$312	$302

(1)	To conform to the current year presentation, certain amounts in the prior years have been reclassified.

(2)	The increase in benefit spread on accident and health in 2008 compared to 2007 was due to increased accident and health insurance business assumed from AHL.

Benefit spread increased 9.9% or $31 million in 2009 compared to 2008 and increased 3.3% or $10 million in 2008 compared to 2007.  The increase in 2009 was primarily due to improved mortality experience on annuities.

Interest credited to contractholder funds decreased 11.9% or $280 million in 2009 compared to 2008 due primarily to lower average contractholder funds and, to a lesser extent, decreased weighted average interest crediting rates on deferred fixed annuities and institutional products, partially offset by higher amortization of DSI.  Amortization of DSI in 2009 and 2008 was $129 million and $53 million, respectively.  The increase primarily relates to an unfavorable change in amortization relating to realized capital gains and losses of $132 million, partially offset by a $32 million decline in amortization acceleration due to changes in assumptions, which in 2009 and 2008 increased interest credited to contractholder funds by $38 million and $70 million, respectively.

Interest credited to contractholder funds decreased 10.4% or $272 million in 2008 compared to 2007 due primarily to a decline in average contractholder funds, decreased weighted average interest crediting rates on institutional products resulting from a decline in market interest rates on floating rate obligations, and a favorable change in amortization of DSI relating to realized capital gains and losses, partially offset by the acceleration of amortization of DSI due to changes in assumptions.  The acceleration of amortization of DSI due to changes in assumptions increased interest credited to contractholder funds by $70 million in 2008 compared to amortization deceleration which decreased interest credited to contractholder funds by $5 million in 2007.

In order to analyze the impact of net investment income and interest credited to contractholders on net income, we monitor the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits on the Consolidated Statements of Operations and Comprehensive Income (“investment spread”).

The investment spread by product group is shown in the following table.

($ in millions)	2009	2008 (1)	2007 (1)
Annuities and institutional products	$126	$459	$591
Life insurance	3	45	50
Accident and health	8	5	5
Net investment income on investments supporting capital	203	303	384
Total investment spread	$340	$812	$1,030

(1)	To conform to the current year presentation, certain amounts in the prior years have been reclassified.

Investment spread declined 58.1% or $472 million in 2009 compared to 2008, and 21.2% or $218 million in 2008 compared to 2007.  These declines reflect lower net investment income, partially offset by decreased interest credited to contractholder funds.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for 2009, 2008 and 2007.

	Weighted average investment yield					Weighted average interest crediting rate					Weighted average investment spreads
	2009	2008	(1)	2007	(1)	2009	2008	(1)	2007	(1)	2009	2008	(1)	2007	(1)
Interest-sensitive life insurance	5.5%	6.0%		6.2%		4.6%	4.6%		4.6%		0.9%	1.4%		1.6%
Deferred fixed annuities and institutional products	4.5	5.2		5.9		3.4	3.7		4.2		1.1	1.5		1.7
Immediate fixed annuities with and without life contingencies	6.3	6.8		7.1		6.5	6.5		6.5		(0.2)	0.3		0.6
Investments supporting capital, traditional life and other products	3.2	5.3		6.3		N/A	N/A		N/A		N/A	N/A		N/A

(1) To conform to the current year presentation, certain amounts in the prior years have been reclassified.

The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	2009	2008	2007
Immediate fixed annuities with life contingencies	$8,449	$8,350	$8,288
Other life contingent contracts and other	3,807	3,906	4,310
Reserve for life-contingent contract benefits	$12,256	$12,256	$12,598

Interest-sensitive life insurance	$9,662	$9,308	$8,896
Deferred fixed annuities	32,164	33,734	34,182
Immediate fixed annuities without life contingencies	3,866	3,891	3,918
Institutional products	4,370	8,974	12,983
Market value adjustments related to fair value hedges and other	788	873	485
Contractholder funds	$50,850	$56,780	$60,464

Amortization of DAC increased 38.1% in 2009 compared to 2008 and increased 24.1% in 2008 compared to 2007.  The components of amortization of DAC are summarized in the following table.

($ in millions)	2009	2008	2007
Amortization of DAC before amortization relating to realized capital gains and losses, changes in assumptions and premium deficiency	$(394)	$(493)	$(547)
(Amortization) accretion relating to realized capital gains and losses	(216)	515	17
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”)	(278)	(329)	12
Amortization charge relating to premium deficiency	--	(336)	--
Total amortization of DAC	$(888)	$(643)	$(518)

The increase of $245 million in 2009 compared to 2008 was due primarily to an unfavorable change in amortization relating to realized capital gains and losses, partially offset by the absence of additional amortization recorded in 2008 in connection with a premium deficiency assessment, lower amortization resulting from decreased investment spread on deferred fixed annuities, and a decline in amortization acceleration due to changes in assumptions.  The increase of $125 million in 2008 compared to 2007 was due primarily to amortization acceleration related to changes in assumptions and additional amortization recorded in connection with a premium deficiency assessment for traditional life insurance and immediate annuities with life contingencies, partially offset by higher accretion of DAC relating to net realized capital losses.

The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.  In 2009,

DAC amortization relating to realized capital gains and losses resulted primarily from realized capital gains on derivatives.  Additionally, DAC amortization reflects our decision in the second half of 2009 not to recapitalize DAC for credit losses on investments supporting certain fixed annuities following concerns that an increase in the level of expected realized capital losses in 2010 and 2011 may reduce EGP and adversely impact the product DAC recoverability.  In 2008, DAC accretion resulted primarily from realized capital losses on derivatives and other-than-temporary impairment losses.

Despite the recent improvement in the credit markets and the overall economy, the cumulative impact of realized capital losses through December 31, 2009 has negatively impacted both the actual and expected gross profits of our fixed annuity business.  In the fourth quarter of 2009, we reviewed and updated the gross profit assumptions used in substantially all of our fixed annuity DAC models to exclude excess realized capital losses when determining gross profits used for calculating DAC amortization.  This is consistent with our decision not to record negative amortization related to realized capital losses for these fixed annuities, which is expected to be our practice during periods when realized capital losses are reported.  This treatment results in a lower DAC amortization rate for these fixed annuities.  The lower rate of amortization will be applied to a higher level of actual gross profits, as gross profits used to determine DAC amortization will exclude excess realized capital losses.

The DAC adjustment relating to unrealized capital gains and losses (disclosed in footnote 5 to the table that follows this discussion) represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.  The DAC adjustment balance, subject to limitations, is determined by applying the DAC amortization rate to unrealized net capital gains or losses.  The fixed annuity DAC adjustment for unrealized capital gains and losses declined as of December 31, 2009 as a result of lower unrealized capital losses and the lower rate of DAC amortization used for certain fixed annuities discussed above.  Changes in the DAC adjustment balance relating to unrealized capital gains and losses are reported through other comprehensive income.

Our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  In the first quarter of 2009, the review resulted in an acceleration of DAC amortization (charge to income) of $278 million pre-tax.  $289 million related to fixed annuities, of which $210 million was attributable to market value adjusted annuities, and $18 million related to variable life insurance.  Partially offsetting these amounts was amortization deceleration (credit to income) for interest-sensitive life insurance of $29 million.  The principal assumption impacting EGP and the related DAC amortization was an increase in the level of expected realized capital losses in 2009 and 2010.  This resulted in the majority of the market value adjusted annuity DAC balance being reduced to zero since the products in force were estimated to have no gross profits.  Market value adjusted annuity DAC on these inforce contracts will not be recapitalized while there are no estimated gross profits.  Reduced EGP for traditional fixed annuities and variable life insurance resulted in accelerated DAC amortization.  For our interest-sensitive life insurance products, the amortization deceleration was due to higher EGP due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses.

In 2008, DAC amortization acceleration for changes in assumptions recorded in connection with comprehensive reviews of the DAC balances resulted in an increase to amortization of DAC of $329 million.  The principle assumption impacting the amortization acceleration in 2008 was the level of realized capital losses impacting actual gross profits in 2008 and the impact of realized capital losses on EGP in 2009.  During the fourth quarter of 2008, our assumptions for EGP were impacted by a view of higher impairments in our investment portfolio.  In 2007, DAC amortization deceleration for changes in assumptions (credit to income) was $12 million.

During 2008, indicators emerged that suggested a study of mortality experience for our immediate annuities with life contingences was warranted.  At the same time, the underlying profitability of the traditional life business deteriorated due to lower investment returns and growth.  For traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million, pre-tax, resulted primarily from the experience study indicating that the annuitants on certain life contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield.  The deficiency was recorded through a reduction in DAC.  There was no similar charge to income recorded in 2009 or 2007.

The changes in the DAC asset are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Beginning balance	$368	$644	$2,290	$1,765	$4,035	$1,487	$8	$9	$6,701	$3,905

Acquisition costs deferred	82	87	217	288	104	213	--	8	403	596
Impact of adoption of new OTTI accounting before unrealized impact (1)	--	--	(6)	--	(170)	--	--	--	(176)	--
Impact of adoption of new OTTI accounting effect of unrealized capital gains and losses (2)	--	--	6	--	170	--	--	--	176	--
Reinsurance assumed (3)	--	32	--	--	--	--	--	--	--	32
Amortization of DAC before amortization relating to realized capital gains and losses, changes in assumptions and premium deficiency (4)	(48)	(59)	(157)	(167)	(186)	(258)	(3)	(9)	(394)	(493)
(Amortization) accretion relating to realized capital gains and losses (4)	--	--	(4)	141	(212)	374	--	--	(216)	515
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”) (4)	--	--	11	(77)	(289)	(252)	--	--	(278)	(329)
Amortization charge relating to premium deficiency (4)	--	(336)	--	--	--	--	--	--	--	(336)
Effect of unrealized capital gains and losses (5)	--	--	(258)	340	(2,294)	2,471	--	--	(2,552)	2,811
Ending balance	$402	$368	$2,099	$2,290	$1,158	$4,035	$5	$8	$3,664	$6,701

(1)

The adoption of new OTTI accounting guidance resulted in an adjustment to DAC to reverse previously recorded DAC accretion related to realized capital losses that were reclassified to other comprehensive income upon adoption on April 1, 2009. The adjustment was recorded as a reduction of the DAC balance and retained income.

(2)

The adoption of new OTTI accounting guidance resulted in an adjustment to DAC due to the change in unrealized capital gains and losses that occurred upon adoption on April 1, 2009 when previously recorded realized capital losses were reclassified to other comprehensive income. The adjustment was recorded as an increase of the DAC balance and unrealized capital gains and losses.

(3)

The DAC balance increased $32 million during 2008 as a result of a reinsurance transaction. Effective January 1, 2008, our coinsurance reinsurance agreement with unconsolidated affiliate AHL, which went into effect in 2004, was amended to include the assumption of certain voluntary accident and health insurance policies.

(4)	Included as a component of amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.

(5)

Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment balance was $871 million and $3.25 billion as of December 31, 2009 and 2008, respectively, and represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized. Recapitalization of DAC is limited to the originally deferred policy acquisition costs plus interest.

Operating costs and expenses decreased 16.2% or $62 million in 2009 compared to 2008, and increased 20.4% or $65 million in 2008 compared to 2007. The following table summarizes operating costs and expenses.

($ in millions)	2009	2008	2007
Non-deferrable acquisition costs	$81	$82	$97
Other operating costs and expenses	240	301	221
Total operating costs and expenses	$321	$383	$318

Restructuring and related charges	$24	$1	$2

Non-deferrable acquisition costs in 2009 were consistent with 2008.  Other operating costs and expenses decreased 20.3% or $61 million in 2009 compared to 2008 due primarily to our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.

Non-deferrable acquisition costs decreased 15.5% or $15 million in 2008 compared to 2007 primarily due to lower non-deferrable commissions.  Other operating costs and expenses increased 36.2% or $80 million in 2008 compared to 2007 due primarily to increased spending on consumer research, product development, marketing and technology related to the effort to reinvent protection and retirement for consumers as well as increases in the net cost of benefits due to unfavorable investment results.  In addition, 2007 benefited to a greater degree from a servicing fee paid by Prudential Financial Inc. (“Prudential”) for our servicing of the variable annuity business that we ceded to them during a transition period beginning in 2006 which ended in May 2008.

During 2009, restructuring and related charges of $24 million were recorded in connection with our previously announced plan to improve efficiency and narrow our focus of product offerings.  In accordance with this plan, among other actions, we continue to anticipate the reduction of approximately 1,000 workforce positions relative to December 31, 2008 levels through a combination of attrition, position elimination and outsourcing.  This reduction reflects approximately 30% of our work force at the time the plan was initiated.  Reductions in workforce positions combined with other actions completed as of December 31, 2009 reflect approximately 90% of our targeted annual savings of $90 million beginning in 2011.

Income tax benefit of $112 million was recognized for 2009 compared to a benefit of $946 million for 2008 and income tax expense of $180 million in 2007.  The decrease in the benefit of $834 million in 2009 was mostly attributable to the decline in the pre-tax net loss.  Income tax benefit for 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  The valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax benefit.  For further discussion of changes in this valuation allowance see the Deferred Taxes section of the MD&A.

The change to an income tax benefit in 2008 compared to income tax expense in 2007 reflects the shift from net pre-tax income in 2007 to a net pre-tax loss in 2008.

Our effective tax rate is impacted by tax favored investment income such as dividends qualifying for the dividends received deduction (“DRD”).  In 2007, the Internal Revenue Service (“IRS”) announced its intention to issue regulations dealing with certain computational aspects of the DRD related to separate account assets (“separate accounts DRD”).  The ultimate timing and substance of any such regulations are unknown at this time, but may result in the elimination of some or all of the separate accounts DRD tax benefit reflected as a component of income tax expense.  We recognized a tax benefit from the separate accounts DRD of $15 million, $15 million and $16 million in 2009, 2008 and 2007, respectively.

Reinsurance ceded  We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses.  In addition, we have used reinsurance to effect the acquisition or disposition of certain blocks of business.  We retain primary liability as a direct insurer for all risks ceded to reinsurers.

As of both December 31, 2009 and 2008, 47% of our face amount of life insurance in force was reinsured.  As of December 31, 2009 and 2008, for certain term life insurance policies, we ceded up to 90% of the mortality risk depending on the year of policy issuance.  Additionally, we ceded substantially all of the risk associated with our variable annuity business and we cede 100% of the morbidity risk on substantially all of our long-term care contracts.  Beginning in July 2007, for new life insurance contracts, we ceded mortality risk associated with coverage in excess of $3 million per life for contracts issued to individuals age 70 and over, and we ceded the mortality risk associated with coverage in excess of $5 million per life for most other contracts.  Also beginning in July 2007, for certain large contracts that meet specific criteria, our retention limit was increased to $10 million per life.  In the period prior to July 2007, but subsequent to August 1998, we ceded the mortality risk associated with coverage in excess of $2 million per life, except in 2006 for certain instances when specific criteria were met, we ceded the mortality risk associated with coverage in excess of $5 million per life.  For business sold prior to September 1998, we ceded mortality risk in excess of specific amounts up to $1 million per individual life.

Amounts recoverable from reinsurers by type of policy or contract at December 31 are summarized in the following table.

($ in millions)	Reinsurance recoverable on paid and unpaid benefits
	2009	2008
Annuities (1)	$1,667	$1,734
Life insurance	1,528	1,465
Long-term care	732	630
Other	89	94
Total	$4,016	$3,923

(1)   Reinsurance recoverables as of December 31, 2009 and 2008 include $1.51 billion and $1.57 billion, respectively, for general account reserves related to reinsured variable annuities.

The estimation of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	Standard & Poor’s Financial Strength Rating (3)	Reinsurance recoverable on paid and unpaid benefits
		2009	2008
Prudential Insurance Company of America	AA-	$1,507	$1,569
Employers Reassurance Corporation	A+	745	644
Transamerica Life Group	AA-	374	341
RGA Reinsurance Company	AA-	351	340
Swiss Re Life and Health America, Inc.	A+	199	191
Paul Revere Life Insurance Company	A-	146	151
Scottish Re Group (1)	NR	137	135
Munich American Reassurance	AA-	120	113
Security Life of Denver	A+	91	86
Manulife Insurance Company	AA+	71	74
Lincoln National Life Insurance	AA-	64	63
Triton Insurance Company	NR	61	66
American Health & Life Insurance Co.	NR	51	53
Other (2)		99	97
Total		$4,016	$3,923

(1)  The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group as of December 31, 2009 comprised $74 million related to Scottish Re Life Corporation and $63 million related to Scottish Re (U.S.), Inc.  As of December 31, 2008, the reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group comprised $73 million related to Scottish Re Life Corporation and $62 million related to Scottish Re (U.S.), Inc.

(2)  As of December 31, 2009 and 2008, the other category includes $82 million and $81 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor’s (“S&P”).

(3)  NR reflects not rated.

Certain of our reinsurers experienced rating downgrades by one or more rating agencies in 2009.  These reinsurers include Prudential Insurance Company of America, Transamerica Life Group, Swiss Re Life and Health America, Inc., Scottish Re Group, Security Life of Denver, Manulife Insurance Company and Lincoln National Life Insurance.  We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed.  No amounts have been deemed unrecoverable in the three-years ended December 31, 2009.

ALIC’s insurance subsidiaries are domiciled in Illinois, New York, South Carolina and Nebraska.  Except for those domiciled in New York and South Carolina, ALIC has 100% intercompany reinsurance agreements in place with its other domestic insurance subsidiaries.  With the exception of Allstate Life Insurance Company of New York, which retains substantially all of its business up to its per life limit, and ALIC Reinsurance Company, which is a special purpose financial captive, only invested assets supporting capital and relating to Separate Accounts remain in ALIC’s other subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

INVESTMENTS 2009 HIGHLIGHTS

•                  Investments as of December 31, 2009 totaled $60.22 billion, reflecting an increase in carrying value of $445 million from $59.77 billion as of December 31, 2008.

•                 Unrealized net capital losses totaled $2.18 billion as of December 31, 2009, an improvement from $6.70 billion as of December 31, 2008.  This resulted from improving fixed income portfolio valuations.  The fair value of fixed income securities increased as a result of significant tightening in credit spreads that more than offset a rise in risk-free interest rates.

•                  Net investment income was $2.97 billion in 2009, a decrease of 20.1% from $3.72 billion in 2008.

•                  Net realized capital losses of $420 million in 2009 primarily included $1.28 billion of net realized capital losses from other-than-temporary impairments partially offset by net realized capital gains of $637 million primarily from the sales of fixed income securities.   Net realized capital losses were $3.05 billion in 2008.

•                 During 2009, our fixed income and mortgage loan portfolio generated cash flows totaling $8.17 billion which increased our flexibility to take advantage of market opportunities and manage liabilities.

•                 Over the last three quarters of 2009 we deployed approximately $10.0 billion of short-term investments and cash receipts into securities, primarily fixed income securities, to generate income and capital appreciation.

INVESTMENTS

Overview and strategy  The return on our investment portfolio is an important component of our financial results.  We manage our portfolio based upon the nature of our business and our corresponding liability structure.

We employ a strategic asset allocation approach which uses models that consider the nature of our liabilities and risk tolerances, as well as the risk and return parameters of the various asset classes in which we invest.  This asset allocation is informed by our global economic and market outlook, as well as other inputs and constraints, including diversification effects, duration, liquidity and capital considerations. We will continue to manage risks associated with rising interest rates and commercial real estate.

Our investment strategy focuses on the total return of assets needed to support our underlying liabilities and to achieve an appropriate return on capital.  Within the ranges set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions.

Risk mitigation

We continue to focus our strategic risk mitigation efforts towards managing interest rate, credit and real estate investment risks, while our return optimization efforts focus on investing in market opportunities to generate income and capital appreciation.  As a result, during 2009 we took the following actions:

•                 Reduced our commercial real estate exposure by 30.2% or $5.07 billion of amortized cost primarily through targeted dispositions and principal repayments from borrowers.

•                  Sold $1.50 billion of below investment grade assets, primarily corporate fixed income securities and bank loans, as a result of improved market conditions.

Investments outlook

For 2010, the economies of the U.S. and other developed countries continue to face significant resistance with expectations for limited domestic growth, but with better prospects for growth in developing or emerging economies and markets.  Financial markets are anticipated to see moderate returns for fixed income and equities with periods of higher volatility throughout the year, and moderate widening of credit spreads.  We also expect continued weakness in commercial real estate fundamentals.  In 2010, our return optimization and risk mitigation efforts will focus on the following areas:

•                  Optimizing our allocation of assets to reflect changes in our portfolio of liabilities.

•                  Continuing to explore global investments in areas of emerging opportunity with higher prospects for growth.

•                  Balancing our ongoing efforts to manage interest rate risk with near term income enhancement opportunities.

•                  Managing our exposure to overall credit risk while managing and selectively reducing exposures to commercial real estate.

As a result of these actions, market conditions, and our strategic initiatives:

•                  Invested assets are expected to decline in line with reductions in contractholder obligations.

•                 Our portfolio will continue to generate significant cash flow from maturities, principal and interest receipts which will be available to manage liabilities and pursue market opportunities.

Portfolio composition  The composition of the investment portfolio at December 31, 2009 is presented in the table below.  Also see Notes 2 and 5 to the consolidated financial statements for investment accounting policies and additional information.

($ in millions)		Percent to total
Fixed income securities (1)	$47,658	79.1%
Mortgage loans	7,780	12.9
Equity securities (2)	183	0.3
Limited partnership interests (3)	1,028	1.7
Short-term (4)	1,669	2.8
Policy loans	823	1.4
Other	1,076	1.8
Total	$60,217	100.0%

(1)    Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $49.84 billion.

(2)    Equity securities are carried at fair value.  Cost basis for these securities was $159 million.

(3)    We have commitments to invest in additional limited partnership interests totaling $802 million.

(4)    Short-term investments are carried at fair value.  Amortized cost basis for these investments was $1.67 billion.

Total investments increased to $60.22 billion at December 31, 2009, from $59.77 billion at December 31, 2008, primarily due to higher valuations for fixed income securities from improved market conditions and capital contributions of $697 million from the Corporation and Allstate Insurance Company (“AIC”) that was almost entirely offset by net reductions in contractholder obligations of $5.93 billion primarily from maturities and retirements of institutional products.

Fixed income securities  The following table shows fixed income securities by type.

($ in millions)	Fair value at December 31, 2009	Percent to total investments	Fair value at December 31, 2008	Percent to total investments
U.S. government and agencies	$3,581	5.9%	$3,687	6.2%
Municipal	5,109	8.5	3,308	5.5
Corporate	27,539	45.7	24,269	40.6
Foreign government	2,153	3.6	2,100	3.5
Residential mortgage-backed securities (“RMBS”)	4,666	7.8	3,973	6.7
Commercial mortgage-backed securities (“CMBS”)	2,468	4.1	3,730	6.2
Asset-backed securities (“ABS”)	2,127	3.5	1,369	2.3
Redeemable preferred stock	15	--	10	--
Total fixed income securities	$47,658	79.1%	$42,446	71.0%

At December 31, 2009, 94.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having of rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, or Realpoint, a rating of aaa, aa, a, or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available, which is consistent with the NAIC rating.  The Valuation of Securities Taskforce of the NAIC instituted a new process to be used by insurance companies during the fourth quarter of 2009 for statutory accounting, reporting and estimating risk-based capital requirements for non-agency RMBS, and as a result the NAIC ratings used for statutory reporting may differ from those shown below which are based on credit ratings.  The following table summarizes the credit rating of the fixed income securities portfolio at December 31, 2009.

($ in millions)
NAIC rating	Credit rating	Fair value	Percent to total
1	Aaa/Aa/A	$30,332	63.6%
2	Baa	14,490	30.4
	Investment grade	44,822	94.0
3	Ba	1,614	3.4
4	B	558	1.2
5	Caa or lower	585	1.2
6	In or near default	79	0.2
	Below investment grade	2,836	6.0
	Total	$47,658	100.0%

The table above includes 46 securities with a fair value totaling $360 million that have not yet received an NAIC rating, for which we have assigned a comparable internal rating.  Due to lags between the funding of an investment, execution of final legal documents, filing with the Securities Valuation Office (“SVO”) of the NAIC, and rating by the SVO, we generally have a small number of securities that have a pending NAIC rating.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of December 31, 2009.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$3,581	$155	$--	$--	$--	$--

Municipal
Tax exempt	--	--	31	1	--	--
Taxable	128	1	1,990	(83)	1,457	(109)
ARS	539	(23)	16	(2)	32	(3)

Corporate
Public	847	7	1,160	22	4,273	170
Privately placed	618	23	911	30	3,064	106
Hybrid	--	--	89	4	554	(92)

Foreign government	1,389	205	147	(2)	318	32

RMBS
U.S. government sponsored entities (“U.S. Agency”)	2,770	67	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	404	(25)	54	(12)	29	(3)
Alt-A residential mortgage-backed securities (“Alt-A”)	63	(7)	25	(8)	21	(10)
Subprime residential mortgage-backed securities (“Subprime”)	128	(19)	356	(143)	88	(89)

CMBS	1,299	(107)	281	(153)	268	(175)

ABS
Collateralized debt obligations (“CDO”)	31	(10)	322	(27)	413	(71)
Consumer and other asset-backed securities (“Consumer and other ABS”)	141	(6)	145	(4)	175	(10)

Redeemable preferred stock	--	--	--	--	--	--
Total fixed income securities	$11,938	$261	$5,527	$(377)	$10,692	$(254)

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$--	$--	$--	$--	$3,581	$155

Municipal
Tax exempt	32	3	--	--	63	4
Taxable	765	(180)	63	(60)	4,403	(431)
ARS	44	(11)	12	(3)	643	(42)

Corporate
Public	7,207	229	551	(40)	14,038	388
Privately placed	6,040	30	1,287	(73)	11,920	116
Hybrid	590	(149)	348	(42)	1,581	(279)

Foreign government	288	12	11	--	2,153	247

RMBS
U.S. Agency	--	--	--	--	2,770	67
Prime	--	--	24	(14)	511	(54)
Alt-A	80	(29)	161	(64)	350	(118)
Subprime	70	(60)	393	(514)	1,035	(825)

CMBS	266	(151)	354	(336)	2,468	(922)

ABS
CDO	231	(97)	425	(245)	1,422	(450)
Consumer and other ABS	208	(12)	36	(7)	705	(39)

Redeemable preferred stock	13	(1)	2	--	15	(1)
Total fixed income securities	$15,834	$(416)	$3,667	$(1,398)	$47,658	$(2,184)

U.S. government and agencies securities totaled $3.58 billion, with 100.0% rated Aaa, at December 31, 2009.

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $5.11 billion as of December 31, 2009 with an unrealized net capital loss of $469 million.  Taxable municipal bonds have an unrealized net capital loss of $431 million resulting from wider credit spreads than at initial purchase, which is largely due to the macroeconomic conditions and credit market deterioration that persisted throughout 2009, as well as specific issue or issuer conditions.

ARS totaled $643 million with an unrealized net capital loss of $42 million as of December 31, 2009.  Our holdings primarily have a credit rating of Aaa.  All of our holdings are collateralized by pools of student loans for which at least 85% of the collateral was insured by the U.S. Department of Education at the time we purchased the security.  As of December 31, 2009, $440 million of our ARS backed by student loans was 100% insured by the U.S. Department of Education, $140 million was 90% to 99% insured and $52 million was 80% to 89% insured.  All of our student loan ARS holdings are experiencing failed auctions and we receive the failed auction rate or, for those which contain maximum reset rate formulas, we receive the contractual maximum rate.  We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate.  Auctions continue to be conducted as scheduled for each of the securities.  At December 31, 2009, interest on $70 million of our ARS has reset using the maximum rate reset formula.

Also, included in our municipal bond holdings at December 31, 2009 are $62 million of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and also internally rated.  These holdings include $7 million of below investment grade municipal bonds that provide the opportunity to achieve incremental returns.  Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, structure, and liquidity risks of each issue.

36.2% or $1.85 billion of our municipal bond portfolio is insured by six bond insurers and 31.1% of these securities have a credit rating of Aaa or Aa.  Our practices for acquiring and monitoring municipal bonds primarily are based on the credit quality of the primary obligor.  As of December 31, 2009, we believe valuations substantially reflected the decline in the value of the insurance, and further related valuation declines if any, are not expected to be material.  While the valuation of these holdings may be temporarily impacted by negative market developments, we expect to receive all of the contractual cash flows.  As of December 31, 2009, 60.3% of our insured municipal bond portfolio was insured by National Public Finance Guarantee Corporation, Inc., 20.0% by Financial Guaranty Assurance Corporation, 15.3% by Ambac Assurance Corporation and 2.1% by Syncora Holdings.

Corporate bonds, including publicly traded, privately placed and hybrid securities, totaled $27.54 billion as of December 31, 2009 with an unrealized net capital gain of $225 million.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  Privately placed corporate securities are rated by the NAIC in instances when information is provided to them.  46.6% of the privately placed corporate securities in our portfolio are rated by an independent rating agency.

Our portfolio of privately placed securities are broadly diversified by issuer, industry sector and country.  The portfolio is made up of 521 issuers with each issue averaging $25 million.  Privately placed corporate obligations generally have higher yields and contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities.  Additionally, investments in these securities are made after extensive due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities.  Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position.  Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation approximately once a year.

The following table shows details of hybrid securities as of December 31, 2009.

($ in millions)	Public		Privately placed		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
United Kingdom (“UK”)	$99	$(8)	$105	$(18)	$204	$(26)
Europe (non-UK)	194	(3)	334	(69)	528	(72)
Asia/Australia	15	--	267	(42)	282	(42)
North America	361	(82)	206	(57)	567	(139)
Total	$669	$(93)	$912	$(186)	$1,581	$(279)

Hybrid securities have attributes most similar to those of fixed income securities such as stated interest rates, mandatory redemption dates or an interest rate step-up feature which is intended to incent the issuer to redeem the security at a specified call date.  Hybrid securities include publicly-traded and privately placed securities.  While hybrid securities are generally issued by investment grade-rated financial institutions, they have structural features which make them more sensitive to credit market deterioration.  Specifically, features allowing deferral of payment have significantly impacted prices as the issuers continue to be impacted by the stress in the global financial system.  $1.35 billion of our hybrid securities with $266 million of unrealized net capital losses are Tier 1 securities, and $235 million with $13 million of unrealized net capital losses are Tier 2 securities.  Tier 1 securities are lower in the capital structure than Tier 2 securities.

Foreign government securities totaled $2.15 billion, with 99.5% rated investment grade, at December 31, 2009.  Of these securities, 54.6% are backed by the U.S. government and the remaining 45.4% are highly diversified across foreign governments.

RMBS, CMBS and ABS are structured securities that are primarily collateralized by residential and commercial real estate related loans and other consumer related borrowings.  The cash flows are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving the principal repayments on the collateral.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings and include other “junior” or “subordinate” securities.  The collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or may contain features of both fixed and variable rate mortgages.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime totaled $4.67 billion, with 87.2% rated investment grade, at December 31, 2009.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying mortgages.  The credit risk associated with our RMBS is mitigated due to the fact that 59.4% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies.  The unrealized net capital loss of $930 million at December 31, 2009 on our RMBS portfolio was the result of wider credit spreads than at initial purchase on non-U.S. Agency securities, which is largely due to the macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, that persisted throughout 2009.  The following table shows our RMBS portfolio at December 31, 2009 based upon vintage year.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2009	$566	$--	$--	$--	$--	$--	$--	$--	$566	$--
2008	413	6	--	--	--	--	--	--	413	6
2007	126	3	67	(9)	39	(20)	298	(314)	530	(340)
2006	177	6	35	(11)	57	(18)	254	(251)	523	(274)
2005	343	7	109	(21)	109	(40)	233	(165)	794	(219)
Pre-2005	1,145	45	300	(13)	145	(40)	250	(95)	1,840	(103)
Total	$2,770	$67	$511	$(54)	$350	$(118)	$1,035	$(825)	$4,666	$(930)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of December 31, 2009, $430 million of the Prime were fixed rate and $81 million were variable rate.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than subprime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of December 31, 2009, $283 million of the Alt-A were fixed rate and $67 million were variable rate.

Subprime includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $850 million and $183 million of first lien and second lien securities, respectively.  Subprime included $544 million of fixed rate and $491 million of variable rate securities.  At December 31, 2009, $217 million or 21.0% of the total Subprime securities are insured by four bond insurers.

CMBS totaled $2.47 billion, with 95.7% rated investment grade, at December 31, 2009.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Of the CMBS investments, 93.5% are traditional conduit transactions collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio at December 31, 2009 based upon vintage year.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$735	$(289)
2006	500	(450)
2005	369	(118)
Pre-2005	864	(65)
Total CMBS	$2,468	$(922)

The unrealized net capital loss of $922 million at December 31, 2009 on our CMBS portfolio was a result of wider credit spreads than at initial purchase, which is largely due to the macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, that persisted throughout 2009.  While CMBS spreads tightened during 2009, credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year subordinated senior Aaa and non-traditional CMBS, as well as our 2005-2007 vintage year Aa and lower rated securities.  These holdings accounted for $771 million, or 83.6%, of the unrealized net capital loss.

ABS, including CDO and Consumer and other ABS, totaled $2.13 billion, with 80.8% rated investment grade, at December 31, 2009.  Credit risk is managed by monitoring the performance of the collateral.  In addition, many of the securities in the ABS portfolio are credit enhanced with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  A portion of the ABS portfolio is also subject to interest rate risk since price volatility and the ultimate realized yields are affected by the rate of prepayment of the underlying assets.  The unrealized net capital loss of $489 million at December 31, 2009 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.42 billion, with 70.1% rated investment grade, at December 31, 2009.  CDO consist primarily of obligations secured by high yield and investment grade corporate credits including $1.11 billion of cash flow collateralized loan obligations (“CLO”) and $100 million of synthetic CDO with unrealized losses of $224 million and $98 million, respectively.  The remaining $213 million of securities consisted of trust preferred CDO, market value CDO, project finance CDO, CDOs that invest in CDOs, collateralized bond obligations and other CLO with unrealized losses of $128 million.

Cash flow CLO are structures where the underlying assets are primarily comprised of below investment grade senior secured corporate loans.  The collateral is actively managed by external managers that monitor the collateral performance.  The underlying investments are well diversified across industries and among issuers.  A transaction will typically issue notes with various capital structure classes (i.e. Aaa, Aa, A, etc.) as well as equity-like tranches.  In general, these securities are structured with overcollateralization ratios and performance is impacted by downgrades, defaults and recoveries of the underlying assets within the structures.  Downgrades of underlying assets, along with increased defaults reduce overcollateralization ratios over time.  A violation of the senior overcollateralization test could result in an event of default of the structure.  This would give the controlling class, defined as the majority of the senior lenders, certain rights which could include diverting cash flows or liquidating the underlying portfolio to pay off the senior liabilities.

Synthetic CDO primarily consist of a portfolio of corporate credit default swaps (“CDS”) which are collateralized by Aaa rated LIBOR-based securities (i.e. “fully funded” synthetic CDO).  Our synthetic CDO collateral primarily is actively managed by external managers monitoring the CDS selection and performance.

Consumer and other ABS totaled $705 million, with 94.9% rated investment grade, at December 31, 2009.  Consumer and other ABS consists of $335 million of auto, $8 million of student loan, $76 million of credit card and $286 million of other securities with unrealized gains of $2 million, no unrealized gains or losses, and unrealized losses of $1 million and $40 million, respectively.  At December 31, 2009, $260 million or 36.9% of Consumer and other ABS securities are insured by five bond insurers.

Mortgage loans  Our mortgage loan portfolio totaled $7.78 billion at December 31, 2009, compared to $10.01 billion at December 31, 2008, and primarily comprised loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  Our exposure to any metropolitan area is also highly diversified, with the largest exposure not exceeding 9.1% of the portfolio.  The portfolio is diversified across several property types, with the largest concentrations of 35.2% in office buildings and 24.4% in retail property.  Debt service coverage ratio represents the amount of cash flows from the property available to the borrower to meet principal and interest payment obligations.  The average debt service coverage ratio of the portfolio as of December 31, 2009 was 1.9, and 5.8% of the mortgage loan portfolio had a debt service coverage ratio under 1.0.  Mortgage loans with debt service coverage ratios below 1.0 generally have a higher level of risk, with 18.7% of these loans having valuation allowances totaling $26 million.  Mortgage loans with debt service coverage below 1.0 for which valuation allowances have not been established primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in occupancy is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees.

In 2009, $741 million of commercial mortgage loans were contractually due.  Of these, 67% were paid as due, 22% were extended generally for less than one year, 9% were refinanced and 2% were foreclosed or in the process of foreclosure.  In addition, $1.26 billion that were not contractually due in 2009 were paid in full.  We also currently have four loans totaling $37 million that were not contractually due in 2009 that are in the process of foreclosure.  In total we have five loans totaling $49 million that are in foreclosure.  We are aggressively pursuing workout solutions for all delinquent loans that are not in the process of foreclosure, which total $72 million, including refinancing, extensions and sales.

We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis.  Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risks, are reviewed at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status as necessary.  Accrual of income is suspended for mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable.  The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by a market based expected rate of return.  The net carrying value of impaired loans at December 31, 2009 and 2008 was $377 million and $159 million, respectively.  Total valuation allowances of $94 million and $3 million were held on impaired loans at December 31, 2009 and 2008, respectively.  We recognized $96 million of realized capital losses related to increases in the valuation allowances on impaired loans for the year ended December 31, 2009 primarily due to deteriorating debt service coverage resulting from a decrease in occupancy and the risk associated with refinancing near-term maturities due to declining collateral valuations.  We recognized $3 million of realized capital losses related to valuation allowances on impaired loans for the year ended December 31, 2008.  Realized capital losses recognized on mortgage loans held for sale totaled $6 million and $73 million for the years ended December 31, 2009 and 2008, respectively.  For further detail, see Note 5 to the consolidated financial statements.

Equity securities  Equity securities include common stocks and non-redeemable preferred stocks, and real estate investment trust equity investments.  The equity securities portfolio was $183 million at December 31, 2009 compared to $82 million at December 31, 2008.  The increase is attributable to purchases and increased equity valuations.  Net unrealized gains totaled $24 million at December 31, 2009 compared to net unrealized losses of $24 million at December 31, 2008.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of December 31, 2009.

($ in millions)	Private equity/ debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting (“Cost”)	$419	$114	$--	$533
Equity method of accounting (“EMA”)	338	134	23	495
Total	$757	$248	$23	$1,028

Number of sponsors	71	30	1
Number of individual funds	111	57	2
Largest exposure to single fund	$23	$17	$12

Our aggregate limited partnership exposure represented 1.7% and 2.0% of total invested assets as of December 31, 2009 and December 31, 2008, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification for the years ended December 31.

($ in millions)	2009				2008
	Cost	EMA (1)	Total income	Impairment write-downs (2)	Cost	EMA (1)	Total income	Impairment write-downs (2)
Private equity/debt funds	$8	$(32)	$(24)	$(44)	$12	$43	$55	$(22)
Real estate funds	--	(103)	(103)	(104)	3	(26)	(23)	(44)
Hedge funds	--	(2)	(2)	--	--	(17)	(17)	--
Total	$8	$(137)	$(129)	$(148)	$15	$--	$15	$(66)

(1) Beginning in the fourth quarter of 2008, EMA LP income is reported in realized capital gains and losses.  EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.

(2)  Impairment write-downs related to Cost limited partnerships were $143 million and $53 million in years ended December 31, 2009 and 2008, respectively.  Impairment write-downs related to EMA LP were $5 million and $13 million in the years ended December 31, 2009 and 2008, respectively.

Limited partnership interests, excluding impairment write-downs, produced losses of $129 million in 2009 compared to income of $15 million in 2008.  The loss from limited partnership interests in 2009 compared to income in 2008 is primarily related to losses from partnerships accounted for under the equity method of accounting resulting from lower net asset valuations of the real estate partnerships.  Income on EMA LP is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay.  Limited partnership interests accounted for under the cost method of accounting recognize income only upon cash distributions by the partnership.

Short-term investments  Our short-term investment portfolio was $1.67 billion and $3.86 billion at December 31, 2009 and 2008, respectively.  The decrease in short-term investments was primarily due to funding reductions in contractholder obligations and purchases of fixed income securities.

Policy loans  Our policy loan balance was $823 million and $813 million at December 31, 2009 and 2008, respectively.  Policy loans are carried at the unpaid principal balances.

Other investments  Our other investments as of December 31, 2009 are comprised of $429 million of certain derivatives, $359 million of bank loans and $288 million of other investments.  Bank loans are comprised primarily of senior secured corporate loans and are carried at amortized cost.  Other investments comprise primarily notes issued by an unconsolidated affiliate.  For further detail on our use of derivatives, see the Net Realized Capital Gains and Losses section of the MD&A and Note 7 of the consolidated financial statements.

Unrealized net capital losses  See Note 5 of the consolidated financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining whether securities are other-than-temporarily impaired.  Unrealized net capital losses totaled $2.18 billion as of December 31, 2009, compared to unrealized net capital losses of $6.70 billion at December 31, 2008.  The improvement since December 31, 2008 for fixed income securities was primarily a result of tightening credit spreads on certain fixed income securities during 2009 that more than offset the rise in risk-free interest rates.  The unrealized net capital gain for equity securities as of December 31, 2009 compared to unrealized net capital loss as of December 31, 2008 was a result of improvements in equity security valuations as a result of improving equity market conditions.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax at December 31.

($ in millions)	2009	2008
U.S. government and agencies	$155	$895
Municipal	(469)	(668)
Corporate	225	(3,147)
Foreign government	247	448
RMBS	(930)	(960)
CMBS	(922)	(1,982)
ABS	(489)	(1,270)
Redeemable preferred stock	(1)	(6)
Fixed income securities (1)	(2,184)	(6,690)
Equity securities	24	(24)
Short-term investments	--	3
Derivatives	(18)	14
Unrealized net capital gains and losses, pre-tax	(2,178)	(6,697)
Amounts recognized for:
Insurance reserves (2)	--	(378)
DAC and DSI (3)	990	3,493
Amounts recognized	990	3,115
Deferred income taxes	411	1,245
Unrealized net capital gains and losses, after-tax	$(777)	$(2,337)

(1) Unrealized net capital gains and losses for fixed income securities as of December 31, 2009 comprises $(422) million related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $(1,762) million related to other unrealized net capital gains and losses.

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

(3) The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.  Only the unrealized net capital gains and losses on fixed annuity and interest-sensitive life product portfolios are used in this calculation.  The DAC and DSI adjustment balance, subject to limitations, is determined by applying the DAC and DSI amortization rate to unrealized net capital gains or losses.  Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.  The DAC and DSI adjustment balance was limited as of December 31, 2008 because the calculated amount, when added to the DAC and DSI balance before the impact of unrealized capital gains and losses, was greater than originally deferred costs plus interest.  The DAC and DSI adjustment balance is below the limitation as of December 31, 2009.  The limitation amount changes from period to period based on changes in the DAC and DSI balance before the impact of unrealized capital gains and losses, as well as new deferrals and interest.

The net unrealized loss for the fixed income portfolio totaled $2.18 billion, comprised of $1.65 billion of gross unrealized gains and $3.83 billion of gross unrealized losses at December 31, 2009.  This is compared to a net unrealized loss for the fixed income portfolio totaling $6.69 billion, comprised of $1.92 billion of gross unrealized gains and $8.61 billion of gross unrealized losses at December 31, 2008.

Gross unrealized gains and losses as of December 31, 2009 on fixed income securities by type and sector are provided in the table below.

($ in millions)			Gross unrealized			Amortized cost as a	Fair value as a
	Par value (1)	Amortized cost	Gains	Losses	Fair value	percent of par value (2)	percent of par value (2)
Corporate:
Banking	$3,727	$3,544	$65	$(351)	$3,258	95.1%	87.4%
Financial services	2,669	2,648	71	(90)	2,629	99.2	98.5
Utilities	5,360	5,373	278	(77)	5,574	100.2	104.0
Consumer goods (cyclical and non-cyclical)	4,010	4,044	166	(64)	4,146	100.8	103.4
Transportation	1,446	1,461	51	(47)	1,465	101.0	101.3
Capital goods	2,907	2,909	114	(38)	2,985	100.1	102.7
Communications	1,527	1,539	69	(21)	1,587	100.8	103.9
Basic industry	1,342	1,358	61	(21)	1,398	101.2	104.2
Energy	1,713	1,729	70	(11)	1,788	100.9	104.4
Technology	866	879	30	(10)	899	101.5	103.8
FDIC guaranteed	575	577	7	--	584	100.3	101.6
Other	1,394	1,253	33	(60)	1,226	89.9	87.9
Total corporate fixed income portfolio	27,536	27,314	1,015	(790)	27,539	99.2	100.0

U.S. government and agencies	3,702	3,426	168	(13)	3,581	92.5	96.7
Municipal	9,690	5,578	50	(519)	5,109	57.6	52.7
Foreign government	2,410	1,906	258	(11)	2,153	79.1	89.3
RMBS	5,830	5,596	76	(1,006)	4,666	96.0	80.0
CMBS	3,670	3,390	30	(952)	2,468	92.4	67.2
ABS	3,047	2,616	48	(537)	2,127	85.9	69.8
Redeemable preferred stock	21	16	--	(1)	15	76.2	71.4
Total fixed income securities	$55,906	$49,842	$1,645	$(3,829)	$47,658	89.2	85.2

(1)     Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity. These primarily included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $859 million, $5.48 billion, $1.42 billion, and $792 million, respectively.

(2)    Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 99.9% for corporates, 99.3% for municipals, 104.2% for foreign governments and 102.7% for U.S. government and agencies.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 100.6% for corporates, 95.4% for municipals, 109.5% for foreign governments and 103.7% for U.S. government and agencies.

The banking, financial services, utilities and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2009.  While credit spreads have tightened in the last three quarters of 2009 from the historically high levels observed in the fourth quarter of 2008 and the first quarter of 2009, they remain wider than at initial purchase for certain securities in the portfolio.

The scheduled maturity dates for fixed income securities in a gross unrealized loss position at December 31, 2009 are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

($ in millions)	Unrealized loss	Percent to total	Fair value	Percent to total
Due in one year or less	$(12)	0.3%	$368	1.8%
Due after one year through five years	(150)	3.9	4,435	21.2
Due after five years through ten years	(262)	6.9	3,559	17.0
Due after ten years	(1,862)	48.6	8,626	41.3
RMBS and ABS (1)	(1,543)	40.3	3,897	18.7
Total	$(3,829)	100.0%	$20,885	100.0%

(1) Because of the potential for prepayment, these securities are not categorized based on their contractual maturities.

The equity portfolio is comprised of securities in the following sectors at December 31, 2009.

($ in millions)	Amortized	Gross unrealized
	cost	Gains	Losses	Fair value
Banking	$24	$5	$(5)	$24
Real estate	12	--	(2)	10
Consumer goods	11	2	--	13
Financial services	7	--	--	7
Technology	1	--	--	1
Utilities	1	--	--	1
Other (1)	103	24	--	127
Total equity securities	$159	$31	$(7)	$183

(1) Other consists primarily of index-based securities.

The net unrealized gain for the equity portfolio totaled $24 million, comprised of $31 million of unrealized gains and $7 million of unrealized losses at December 31, 2009.  This is compared to a net unrealized loss for the equity portfolio totaling $24 million, comprised of $1 million of unrealized gains and $25 million of unrealized losses at December 31, 2008.  Within the equity portfolio, the losses were in the banking and real estate sectors.  The unrealized losses in these sectors were company and sector specific.  As of December 31, 2009, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

Other-than-temporary impairment evaluation  We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities through a screening process which identifies instances where the fair value compared to amortized cost for fixed income securities and cost for equity securities is below established thresholds, and also includes the monitoring of other criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at December 31, 2009 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

Due to recent market conditions and liquidity concerns, as well as wider credit spreads than at initial purchase which persist in certain markets, particularly related to structured assets, the extent and duration of a decline in fair value have become less indicative of when the market may believe there has been credit deterioration with respect to an issue or issuer.  While we continue to use declines in fair value and the length of time a security is in an unrealized loss position as indicators of potential credit deterioration, our determination of whether a security’s decline in fair value is other than temporary has placed greater emphasis on our analysis of the underlying credit and collateral.

The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

($ in millions, except number	December 31, 2009				December 31, 2008
of issues)	Fixed income				Fixed income
		Below				Below
	Investment	investment			Investment	investment
	grade	grade	Equity	Total	grade	grade	Equity	Total
Category (I): Unrealized loss less than 20% of cost (1) (2)
Number of issues	1,323	117	5	1,445	1,933	113	4	2,050
Fair value	$16,453	$823	$11	$17,287	$18,433	$622	$31	$19,086
Unrealized	$(892)	$(87)	$(2)	$(981)	$(1,627)	$(82)	$(3)	$(1,712)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1) (2)
Number of issues	51	19	1	71	853	183	35	1,071
Fair value	$378	$135	$13	$526	$6,346	$802	$24	$7,172
Unrealized	$(124)	$(58)	$(5)	$(187)	$(4,442)	$(553)	$(22)	$(5,017)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months (1) (2)
Number of issues	20	19	2	41	193	19	--	212
Fair value	$129	$83	$--	$212	$783	$79	$--	$862
Unrealized	$(79)	$(49)	$--	$(128)	$(1,579)	$(139)	$--	$(1,718)

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months (1) (2)
Number of issues	375	170	--	545	33	4	--	37
Fair value	$1,967	$917	$--	$2,884	$66	$7	$--	$73
Unrealized	$(1,563)	$(977)	$--	$(2,540)	$(176)	$(13)	$--	$(189)

Total number of issues	1,769	325	8	2,102	3,012	319	39	3,370
Total fair value	$18,927	$1,958	$24	$20,909	$25,628	$1,510	$55	$27,193
Total unrealized losses	$(2,658)	$(1,171)	$(7)	$(3,836)	$(7,824)	$(787)	$(25)	$(8,636)

(1)  For fixed income securities, cost represents amortized cost.

(2)  At December 31, 2009, gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which we have recorded a credit loss in earnings are included as follows: Category (I) $3 million, Category (II) $19 million, Category (III) $18 million, and Category (IV) $444 million.

Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market’s evaluation of certain sectors.  The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.  The largest individual unrealized loss was $16 million for Category (I) and $13 million for Category (II) as of December 31, 2009.

Gross unrealized losses on fixed income securities in Category (II) decreased $4.81 billion since December 31, 2008.  This change was primarily the result of improved market conditions resulting in higher valuations, which either caused a shift to Category (I) or created an overall gross unrealized gain position.  The remainder of the reduction in Category (II) is a result of losses shifting into Category (III) and (IV) due to continued aging of losses in a continuous unrealized loss position of greater than or equal to 20% of amortized cost and the resetting of unrealized losses to the historical point of impairment for securities impacted by the adoption of new OTTI accounting guidance on April 1, 2009.

Categories (III) and (IV) are affected by macroeconomic and credit pressures upon real estate valuations and borrowers, and issue, issuer or industry specific conditions.  The degree to which and/or length of time these securities have been in an unrealized loss position subject them to increased scrutiny through our portfolio monitoring process.  The largest individual unrealized loss was $22 million for Category (III) and $48 million for Category (IV) as of December 31, 2009.  Category (III) and (IV) fixed income securities at December 31, 2009 are listed in the following table by fixed income security type and investment quality classification.

($ in millions)	Investment grade
	Category (III)		Category (IV)		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Municipal	$60	$(33)	$258	$(200)	$318	$(233)
Corporate	45	(34)	332	(133)	377	(167)
RMBS	20	(10)	355	(287)	375	(297)
CMBS	--	--	652	(726)	652	(726)
ABS	4	(2)	370	(217)	374	(219)
	$129	$(79)	$1,967	$(1,563)	$2,096	$(1,642)

	Below investment grade
	Category (III)		Category (IV)		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Municipal	$17	$(6)	$33	$(48)	$50	$(54)
Corporate	31	(15)	85	(36)	116	(51)
RMBS	31	(22)	436	(563)	467	(585)
CMBS	--	--	63	(119)	63	(119)
ABS	4	(6)	300	(211)	304	(217)
	$83	$(49)	$917	$(977)	$1,000	$(1,026)

Total	$212	$(128)	$2,884	$(2,540)	$3,096	$(2,668)

As of December 31, 2009, our gross unrealized losses in Category (III) and (IV) were primarily concentrated in structured securities, as we have experienced declines in fair value since the time of initial purchase.  As of December 31, 2009, RMBS, CMBS and ABS comprised $1.40 billion and $834 million of investment grade and below investment grade securities in Category (III) and (IV), respectively.  Consistent with their rating, our portfolio monitoring indicates that the investment grade securities have a relatively low risk of default.  Securities rated below investment grade, whether at issue or upon subsequent downgrade, have a higher level of risk and can be more volatile.

A key consideration in the determination of other-than-temporary impairment for structured securities is whether the present value of loss adjusted cash flows from the underlying collateral will be sufficient to recover our amortized cost basis.  This evaluation focuses on the adequacy of credit enhancement relative to the performance of the underlying collateral, adjusted for projected defaults and prepayments.  Credit enhancement includes, but is not limited to, structural subordination, guarantees and reserves.  Key future collateral performance considerations include historical default/prepayment trends, as well as projected macroeconomic variables such as unemployment rates and interest rates.  In general, securities with credit enhancement in excess of projected loss-adjusted collateral performance are deemed not other-than-temporarily impaired.  Securities with deficient credit enhancement are deemed other-than-temporarily impaired and the difference between the estimated recovery value and amortized cost is recorded in earnings as a credit loss.

A description of the other-than-temporary impairment assessment for our RMBS and CMBS, which comprise a majority of our Category (III) and (IV) unrealized losses, follows:

•                  The credit loss evaluation for non-agency RMBS securities, including Prime, Alt-A and Subprime securities, primarily relies on projections of losses based on future collateral performance, taking into account security specific delinquency and loss severity trends on the underlying mortgage collateral to date.  The expected performance of each transaction considers projected collateral losses and credit enhancement levels, as well as an assessment of the origination practices of the transaction sponsor, geographic diversification, overall transaction structure, collateral type and quality, transaction vintage year and other considerations that may be of concern.  Our default estimates on the underlying mortgage collateral are forward looking and generally based upon security specific performance trends to date as well as our overall economic outlook, with a focus on housing, unemployment and GDP expectations, and consider other factors that may influence future borrower behaviors.  Our loss severity estimates are forward looking and incorporate estimates of future house price appreciation/depreciation expectations and estimates of foreclosure timing and expenses.

•                  The credit loss evaluation for CMBS primarily relies on model-driven projections of future collateral performance, taking into account all reasonably available information specific to the underlying commercial mortgage loans including estimates of current and future property value, current and projected rental income and the credit enhancement levels.  Estimates of future property value and rental income consider specific property-type and metro area economic trends such as property vacancy rates and rental rates, employment indicators and building industry fundamentals.  Other considerations include borrower payment history, the origination practices of the transaction sponsor, overall collateral quality and diversification, transaction vintage year, maturity date, overall structure of the transaction and other factors that may influence performance.  Actual realized losses in the CMBS market have historically been low, therefore our projection of collateral performance is informed by credit opinions obtained from third parties, such as nationally recognized credit rating agencies, industry analysts and a CMBS loss modeling advisory service.

For structured securities deemed other-than-temporarily impaired, we recognized the estimated credit loss in earnings, while $447 million of unrealized losses related to factors other than credit remains classified in OCI.  Structured securities deemed not other-than-temporarily impaired are current on contractual or expected payments and our detailed analysis of the underlying credit and related cash flows has concluded that our amortized cost basis is recoverable or the securities are reliably insured.  The declines in fair value are primarily due to credit spread widening in the structured security marketplace and increased liquidity discounts.

We believe that the unrealized losses on our fixed income securities are not predictive of their ultimate performance and the unrealized losses should reverse over the remaining lives of the securities.  We anticipate that these securities will recover in line with our best estimate of the expected cash flows which are used for other-than-temporary impairment evaluations as well as managing the portfolio.  As of December 31, 2009, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  Our evaluation of whether it is more likely than not we will be required to sell a security before recovery of its amortized cost basis is supported by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations.

Additionally, whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that the unrealized loss is related to other factors and recognition of a credit loss write-down is not appropriate.  As of December 31, 2009, no securities met these criteria.

We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as “problem,” “restructured,” or “potential problem.”  Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan.  Fixed income and bank loan investments are categorized as restructured when the debtor is in financial difficulty and we grant a concession.  Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest according to the original terms, which causes us to believe these investments may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments, at December 31.

($ in millions)	2009
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$75	$53	70.7%	$51	68.0%	0.1%
Problem	480	165	34.4	100	20.8	0.2
Potential problem	1,735	1,080	62.2	645	37.2	1.3
Total	$2,290	$1,298	56.7	$796	34.8	1.6%
Cumulative write-downs recognized (3)		$805

	2008
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios

Restructured	$71	$57	80.3%	$57	80.3%	0.1%
Problem	837	188	22.5	147	17.6	0.3
Potential problem	1,194	432	36.2	297	24.9	0.7
Total	$2,102	$677	32.2	$501	23.8	1.1%
Cumulative write-downs recognized (3)		$1,294

(1) The difference between par value and amortized cost of $992 million at December 31, 2009 and $1.43 billion at December 31, 2008 is primarily attributable to write-downs.  Par value has been reduced by principal payments.

(2) Bank loans are reflected at amortized cost.

(3) Cumulative write-downs recognized only reflects impairment write-downs related to investments within the problem, potential problem and restructured categories.

At December 31, 2009, amortized cost for the problem category was $165 million and was comprised of $66 million of Subprime, $63 million of corporates (primarily privately placed) and $13 million of municipal bonds.  Also included were $11 million of bank loans, $8 million of Consumer and other ABS, $3 million of CDO and $1 million of Alt-A.  The decrease of $23 million over December 31, 2008 is primarily attributable to a reduction in corporates.  The amortized cost of problem investments with a fair value less than 80% of amortized cost totaled $108 million with unrealized losses of $70 million and fair value of $38 million.

At December 31, 2009, amortized cost for the potential problem category was $1.08 billion and was comprised of $311 million of Subprime, $196 million of CMBS, $195 million of corporates (primarily privately placed), $187 million of Alt-A and $129 million of CDO.  Also included were $32 million of Prime, $23 million of bank loans and $7 million of Consumer and other ABS.  The increase of $648 million from December 31, 2008 is primarily attributable to additional Subprime, CMBS, Alt-A and corporates (primarily privately placed).  The amortized cost of potential problem investments with a fair value less than 80% of amortized cost totaled $835 million with unrealized losses of $474 million and fair value of $361 million.

Net investment income  The following table presents net investment income for the years ended December 31.

($ in millions)	2009	2008	2007
Fixed income securities	$2,595	$3,112	$3,589
Mortgage loans	488	580	552
Equity securities	5	7	4
Limited partnership interests	8	29	87
Short-term investments	13	98	72
Other	(39)	23	171
Investment income, before expense	3,070	3,849	4,475
Investment expense	(96)	(129)	(270)
Net investment income (1)	$2,974	$3,720	$4,205

(1)    Beginning in the fourth quarter of 2008, income from EMA LP is reported in realized capital gains and losses.  EMA LP income for periods prior to the fourth quarter of 2008 is reported in net investment income.  The amount of EMA LP income included in net investment income was $14 million in 2008 and $50 million in 2007.

Net investment income decreased 20.1% or $746 million to $2.97 billion in 2009 from $3.72 billion in 2008.  The decline was primarily due to lower yields, actions to shorten duration and maintain additional liquidity in the portfolio, along with reduced average investment balances resulting primarily from reduced contractholder obligations.  Lower yields were particularly impacted by short-term and variable rate assets.

During 2009, our fixed income and mortgage loan portfolio continued to generate significant cash flows from maturities, principal and interest receipts totaling $8.17 billion.  These cash flows increased our flexibility to take advantage of market opportunities and manage liabilities.  Increased market stability drove a more positive market outlook and improved liquidity in the portfolios, which led us to deploy $10.0 billion of short-term investments and cash receipts into securities, primarily fixed income, to generate income and capital appreciation.

Net investment income decreased 11.5% in 2008 compared to 2007.  The decline in 2008 was primarily due to lower investment yields on floating rate securities, increased short-term investment balances reflecting liquidity management activities, lower average investment balances and lower income from limited partnership interests.  Total investment expenses decreased $141 million in 2008 compared to 2007.  The 2008 decrease was primarily due to lower expenses associated with a lower amount of collateral received in connection with securities lending transactions.

Net realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2009	2008	2007
Impairment write-downs	$(1,009)	$(1,227)	$(118)
Change in intent write-downs	(267)	(1,207)	(92)
Net other-than-temporary impairment losses recognized in earnings	(1,276)	(2,434)	(210)
Sales	637	184	70
Valuation of derivative instruments	315	(985)	(63)
Settlements of derivative instruments	41	197	6
EMA LP income	(137)	(14)	--
Realized capital gains and losses, pre-tax	(420)	(3,052)	(197)
Income tax benefit (1)	11	1,067	69
Realized capital gains and losses, after-tax	$(409)	$(1,985)	$(128)

(1)  Income tax benefit for the year ended December 31, 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax benefit.  For a further discussion of changes in this valuation allowance, see the Deferred Taxes section of the MD&A.

Impairment write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2009	2008	2007
Fixed income securities	$(711)	$(1,123)	$(104)
Mortgage loans	(96)	(3)	--
Equity securities	(23)	(7)	--
Limited partnership interests	(148)	(66)	(10)
Short-term investments	--	--	(1)
Other investments	(31)	(28)	(3)
Impairment write-downs	$(1,009)	$(1,227)	$(118)

Impairment write-downs in 2009 were primarily the result of recovery assessments related to investments with commercial real estate exposure, including limited partnership interests, equity securities, mortgage loans and CMBS; RMBS which experienced deterioration in expected cash flows; ABS, including CDO squared, cash flow CDO and synthetic CDO; and hybrid corporate fixed income securities.  $204 million of the fixed income security write-downs in 2009 related to securities that were subsequently disposed.  Of the remaining, $414 million or 81.7% of the fixed income security write-downs in 2009 related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  For these securities, as of December 31, 2009, there have either been no defaults or defaults have only impacted classes lower than our position in the capital structure.  $75 million of the fixed income security write-downs in 2009 related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.  $18 million in 2009 related to fixed income securities for which future cash flows are very uncertain.

Hybrid corporate fixed income securities are assessed for other-than-temporary impairment as fixed income securities when they are expected to perform like a fixed income security.  However, when credit-related reasons increase the risk of deferred payment, they may be assessed for other-than-temporary impairment in a manner similar to equity securities.  In 2009, hybrid securities issued primarily by European financial institutions were assessed as equity securities and written down for other-than-temporary impairment resulting in $140 million of realized capital losses.  These hybrid securities that were still held as of December 31, 2009 had a fair value of $127 million.

Equity securities were written down primarily due to the length of time and extent fair value was below cost, considering our assessment of the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends.

Limited partnership impairment write-downs related primarily to Cost limited partnerships which experienced significant declines in portfolio valuations and we could not assert the recovery period would be temporary.  To determine if an other-than-temporary impairment has occurred related to a Cost limited partnership, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.

Change in intent write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2009	2008	2007
Fixed income securities	$(249)	$(1,120)	$(64)
Mortgage loans	(6)	(73)	(28)
Equity securities	(6)	(14)	--
Other investments	(6)	--	--
Change in intent write-downs	$(267)	$(1,207)	$(92)

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

The change in intent write-downs in 2009 were a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments.  The change in intent write-downs in 2008 were a result of our risk mitigation and return optimization programs, enterprise asset allocations and ongoing comprehensive reviews of our portfolios.

Sales generated $637 million of net realized gains in 2009 primarily due to $620 million of gains on sales of U.S. and foreign government fixed income securities.  Net realized gains from sales in 2008 were due to net realized gains on fixed income securities of $239 million comprised of gross gains of $626 million and gross losses of $387 million.

Valuation and settlement of derivative instruments recorded as net realized capital gains totaling $356 million for the year ended December 31, 2009 included $315 million of gains on the valuation of derivative instruments and $41 million of gains on the settlement of derivative instruments.  For the year ended December 31, 2008, net realized capital losses on the valuation and settlement of derivative instruments totaled $788 million.

A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level.  A duration target and range is established with an economic view of liabilities relative to a long-term investment portfolio view.  Tactical duration management is accomplished through both cash market transactions, sales and new purchases and derivative activities that generate realized gains and losses.  As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

At December 31, 2009, our securities with embedded options totaled $767 million, a decrease in fair value of $205 million from December 31, 2008, resulting in realized capital gains on valuation of $60 million, net sales activity of $325 million, and unrealized net capital gains reported in other comprehensive income (“OCI”) of $60 million for the host securities.  Net unrealized capital gains were further decreased by $27 million due to amortization and impairment write-downs on the host securities.  The change in fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI.  Total amortized cost exceeded total fair value by $7 million at December 31, 2009.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity unless the issuer of the note defaults.  Total par value exceeded fair value by $23 million at December 31, 2009.

The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy for the years ended December 31.

($ in millions)	2009			2008	2007	2009 Explanations
	Valuation	Settlements	Total	Total	Total
Risk reduction
Duration gap management	$225	$63	$288	$(503)	$(27)

Interest rate caps, floors and swaps are used to balance interest-rate sensitivities of assets and liabilities.  The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration.  The contracts can be terminated and settled at any time with minimal additional cost.  The maximum loss on caps and floors is limited to the amount of premiums paid.  The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts.  The 2009 gains, resulting from increasing interest rates, are offset in unrealized capital gains and losses of our fixed income securities in OCI to the extent it relates to changes in risk-free rates.

Anticipatory hedging	(7)	(11)	(18)	153	(30)

Futures and interest rate swaps are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity.  The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments unrealized loss in OCI.  The 2009 losses were caused by an increase in risk-free interest rates over the life of the net short position as liability issuances exceeded asset acquisitions.

Hedging of interest rate
exposure in annuity
contracts	10	--	10	(29)	(22)

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, increased due to an increase in interest rates.

Hedging unrealized gains on equity indexed notes	--	--	--	7	--

Hedge ineffectiveness	(1)	--	(1)	(4)	(13)	The hedge ineffectiveness of $(1) million includes $176 million in realized capital gains on swaps that were offset by $177 million in realized capital losses on the hedged risk.

Foreign currency contracts	3	--	3	(1)	(13)

Credit risk reduction	(26)	(24)	(50)	17	--	Losses are primarily the result of tightening credit spreads on referenced credit entities.

Other	--	--	--	1	--

Total risk reduction	204	28	232	(359)	(105)

Income generation
Asset replication – credit
exposure	51	13	64	(62)	(18)

The 2009 changes in valuation are due to tightening credit spreads on referenced credit entities, and would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs.  For further discussion on CDS, see Note 7 of the consolidated financial statements.

Total income generation	51	13	64	(62)	(18)

($ in millions)	2009			2008	2007	2009 Explanations
	Valuation	Settlements	Total	Total	Total
Accounting
Equity indexed notes	28	--	28	(290)	38

Equity-indexed notes are fixed income securities that contain embedded options.  The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses.  The results generally track the performance of underlying equity indices.  Valuation gains and losses are converted into cash upon sale or maturity.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Par value exceeded fair value by $45 million at December 31, 2009.  Equity-indexed notes are subject to our comprehensive portfolio monitoring and watch-list processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the December 31, 2009 and December 31, 2008 holdings, respectively.

						($ in millions)		Change	Change due
							December 31,	in fair	to net sale	December 31,
							2009	value	activity	2008
						Par value	$475	$--	$(325)	$800
						Amortized cost of host contract	$344	$21	$(163)	$486
						Fair value of equity— indexed call option	89	28	(71)	132
						Total amortized cost	$433	$49	$(234)	$618
						Total fair value	$430	$62	$(265)	$633
						Unrealized gain/loss	$(3)	$13	$(31)	$15

Conversion options in fixed
income securities	32	--	32	(77)	28

Convertible bonds are fixed income securities that contain embedded options.   Changes in valuation of the embedded option are reported in realized capital gains and losses.  The results generally track the performance of underlying equities.  Valuation gains and losses are converted into cash upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Fair value exceeded par value by $22 million at December 31, 2009.  Convertible bonds are subject to our comprehensive portfolio monitoring and watch-list processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the December 31, 2009 and December 31, 2008 holdings, respectively.

						($ in millions)		Change	Change due
							December 31,	in fair	to net sale	December 31,
							2009	value	activity	2008
						Par value	$315	$--	$(63)	$378
						Amortized cost of host contract	$224	$6	$(29)	$247
						Fair value of conversion option	117	32	(5)	90
						Total amortized cost	$341	$38	$(34)	$337
						Total fair value	$337	$58	$(60)	$339
						Unrealized gain/loss	$(4)	$20	$(26)	$2
Total Accounting	60	--	60	(367)	66
Total	$315	$41	$356 (1)	$(788)	$(57)

(1) Does not include $1 million of derivative gains related to the termination of fair value hedges and cash flow hedges which are included in sales and reported with the hedged risk.

FAIR VALUE OF ASSETS AND LIABILITIES

We have two types of situations where we have classified investments as Level 3 in the fair value hierarchy disclosures in Note 6 of the consolidated financial statements.  The first is where quotes continue to be received from independent third-party valuation service providers and all significant inputs are market observable; however there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate.  Among the indicators we consider in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the following:

•                  Level of new issuances in the primary market;

•                  Trading volume in the secondary market;

•                  Level of credit spreads over historical levels;

•                  Bid-ask spread; and

•                  Price consensus among market participants and sources.

The second situation where we have classified securities in Level 3 is where specific inputs to our fair value estimation models which are considered significant are not market observable.  This has occurred in two principal categories.  The first is for broker quotes.  The second is our ARS backed by student loans for which a principal assumption, the anticipated date liquidity will return to this market, is not market observable.

During 2009, certain Alt-A RMBS, Prime RMBS and ABS-credit card and auto were transferred into Level 2 from Level 3 as a result of increased liquidity in these markets (see Level 3 rollforward in Note 6 of the consolidated financial statements).  This was evidenced by increased trading volume and the narrowing of bid-ask spreads for our specific holdings.  Additionally, privately placed corporate fixed income securities that are valued using internal pricing models were transferred into Level 2 from Level 3 as a result of enhancements to the valuation methodology, refinements to model inputs and corroboration of our internal credit rating process by comparison to available external ratings.  We have also implemented price validation procedures such as back-testing of actual sales, which corroborates the various model inputs to market observable data.  When transferring these securities into Level 2, we do not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value resulting in a realized or unrealized gain or loss.

During 2009, certain CMBS were transferred into Level 3 from Level 2 as a result of decreased liquidity in these markets.  This was evidenced by decreased trading volume and the widening of bid-ask spreads for these holdings.  Transfers into Level 3 during 2009 also included situations where a fair value quote is not provided by our independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote resulting in the security being classified as Level 3.  Transfers out of Level 3 during 2009 also included situations where a broker quote was used in the prior period and a fair value quote is now available from our independent third-party valuation service provider.  A quote utilizing the new pricing source is not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities are not significant.

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

Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities.  These investment policies, which have been approved by our board of directors, specify the investment limits and strategies that are appropriate given our liquidity, surplus, product profile and regulatory requirements.  Executive oversight of investment activities is conducted primarily through our board of directors and investment committee.  Asset-liability management (“ALM”) policies further define the overall framework for managing market and investment risks.  ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns.  ALM activities follow asset-liability policies that have been approved by our board of directors.  These ALM policies specify limits, ranges and/or targets for investments that best meet our business objectives in light of our product liabilities.

We manage our exposure to market risk through the use of asset allocation, duration, simulation, and as appropriate, through the use of stress tests.  We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class.  We have duration limits on our investment portfolio and, as appropriate, on individual components of the portfolio.  These duration limits place restrictions on the amount of interest rate risk that may be taken.  Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies.  This day-to-day management is integrated with and informed by the activities of the ALM organization.  This integration is intended to result in a prudent, methodical and effective adjudication of market risk and return, conditioned by the unique demands and dynamics of our product liabilities and supported by the continuous application of advanced risk technology and analytics.

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

We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities.  One of the measures used to quantify this exposure is duration.  Duration measures the price sensitivity of the assets and liabilities to changes in interest rates.  For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%.  At December 31, 2009, the difference between our asset and liability duration was (0.07), compared to a 0.61 gap at December 31, 2008.  A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets.

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

We pledge and receive collateral on certain types of derivative contracts.  For futures and option contracts traded on exchanges, we have pledged securities and cash as margin deposits totaling $9 million as of December 31, 2009.  For OTC derivative transactions including interest rate swaps, foreign currency swaps, interest rate caps, interest rate floors and CDS, master netting agreements are used.  These agreements allow us to net payments due for transactions covered by the agreements and, when applicable, we are required to post collateral.  As of December 31, 2009, we held cash of $168 million pledged by counterparties as collateral for OTC instruments; we pledged securities of $162 million as collateral to counterparties.

We performed a sensitivity analysis on OTC derivative collateral requirements by assuming a hypothetical reduction in our S&P’s insurance financial strength ratings from AA- to A and a 100 basis point decline in interest rates.  The analysis indicated that we would have to post an estimated $220 million in additional collateral.  The selection of these hypothetical scenarios should not be construed as our prediction of future events, but only as an illustration of the estimated potential effect of such events.  We also actively manage our counterparty credit risk exposure by monitoring the level of collateral posted by our counterparties with respect to our receivable positions.

To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks.  Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value.  The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments, and certain other items including annuity liabilities and other interest-sensitive liabilities.  The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable.  The preceding assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities.

Based upon the information and assumptions used in the duration calculation, and interest rates in effect at December 31, 2009, we estimate that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would decrease the net fair value of the assets and liabilities by $38 million, compared to $169 million at December 31, 2008.  In calculating the impact of a 100 basis point increase on the value of the derivatives, we have assumed interest rate volatility remains constant.  The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.  There are $7.41 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments.  These assets and the associated liabilities have not been included in the above estimate.  The $7.41 billion of assets excluded from the calculation has increased from the $6.19 billion reported at December 31, 2008 as fixed income valuations have improved as a result of significant tightening of credit spreads.  Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $426 million, compared to a decrease of $487 million at December 31, 2008.

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

Credit spread risk is the risk that we will incur a loss due to adverse changes in credit spreads (“spreads”).  This risk arises from many of our primary activities, as we invest substantial funds in spread-sensitive fixed income assets.

We manage the spread risk in our assets.  One of the measures used to quantify this exposure is spread duration.  Spread duration measures the price sensitivity of the assets to changes in spreads.  For example, if spreads increase 100 basis points, the fair value of an asset exhibiting a spread duration of 5 is expected to decrease in value by approximately 5%.

Spread duration is calculated similarly to interest rate duration.  At December 31, 2009, the spread duration of assets was 4.79, compared to 4.30 at December 31, 2008.  Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect at December 31, 2009, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings (“spread shock”) would decrease the net fair value of the assets by $2.61 billion, compared to $2.19 billion at December 31, 2008.  Reflected in the duration calculation are the effects of our risk mitigation actions that use CDS to manage spread risk.  Based on contracts in place at December 31, 2009, we would recognize realized capital gains totaling $25 million in the event of a 100 basis point immediate, parallel spread increase and $25 million in realized capital losses in the event of a 100 basis point immediate, parallel spread decrease.  The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets.  At December 31, 2009, we held $1.66 billion in securities with equity risk (including primarily convertible securities, limited partnership interests, non-redeemable preferred securities and equity-linked notes), compared to $1.86 billion at December 31, 2008.

At December 31, 2009, our portfolio of securities with equity risk had a cash market portfolio beta of 0.55, compared to a beta of 0.45 at December 31, 2008.  Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the S&P 500.  Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 5.5%, respectively.  Based upon the information and assumptions we used to calculate beta at December 31, 2009, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by $98 million, compared to $82 million at December 31, 2008, and an immediate increase in the S&P 500 of 10% would increase the net fair value by $98 million compared to $82 million at December 31, 2008.  The selection of a 10% immediate decrease or increase in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The beta of our securities with equity risk was determined using Barra’s predictive beta.  This beta is based on a company’s fundamental data.  The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.

At December 31, 2009 and 2008, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $9.07 billion and $8.24 billion, respectively.  Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products.  In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with Prudential and therefore mitigated this aspect of our risk.  Equity risk of our variable life business relates to contract charges and policyholder benefits.  Total variable life contract charges for 2009 and 2008 were $85 million and $95 million, respectively.  Separate account liabilities related to variable life contracts were $708 million and $561 million in December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008 we had $4.47 billion and $4.11 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500.  We hedge the risk associated with these liabilities using equity-indexed options and futures, interest rate swaps, and eurodollar futures, maintaining risk within specified value-at-risk limits.

Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates.  This risk primarily arises from the foreign component of our limited partnership interests.  We also have certain funding agreement programs and fixed income securities that are denominated in foreign currencies; however, derivatives are used to hedge the foreign currency risk of these funding agreements and fixed income securities.  At both December 31, 2009 and 2008, we had $713 million in funding agreements denominated in foreign currencies.  At December 31, 2009, the foreign component of our limited partnership interests totaled $263 million, compared to $228 million at December 31, 2008.

Based upon the information and assumptions used at December 31, 2009, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed to would decrease the value of the foreign component of our limited partnership interests by $26 million, compared with an estimated $23 million decrease at December 31, 2008.  The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.  Our currency exposure is diversified across 35 currencies at December 31, 2009, compared to 33 currencies at December 31, 2008.  Our largest individual foreign currency exposures at December 31, 2009 were to the Euro (32.7%) and the Canadian Dollar (11.3%).  The largest individual foreign currency exposures at December 31, 2008 were to the Euro (35.5%) and the British Pound (16.1%).  Our primary regional exposure is to Western Europe, with 52.5% at December 31, 2009, compared to 61.1% at December 31, 2008.

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

With respect to our evaluation of the need for a valuation allowance related to the deferred tax asset on unrealized capital losses on fixed income and equity securities, our tax planning strategies first consider the availability of unrealized capital gains to offset future capital losses and then we rely on our assertion that we have the intent and ability to hold certain securities with unrealized losses to recovery.  As a result, the unrealized losses on these securities would not be expected to materialize and no valuation allowance on the associated deferred tax asset is needed.

The total deferred tax valuation allowance was zero at December 31, 2009, September 30, 2009 and June 30, 2009, $148 million at March 31, 2009 and $9 million at December 31, 2008.  The following table shows how changes in the valuation allowance were recorded in the consolidated financial statements in 2009.

($ in millions)	Adjustments recorded in the three months ended March 31, 2009		Adjustments recorded in the nine months ended December 31, 2009
Impact of adoption of new OTTI accounting guidance as of April 1, 2009
Balance as of December 31, 2008	Decrease to income	Increase to other comprehensive income	Increase in retained income	Increase in other comprehensive income	Increase to income	Increase to other comprehensive income	Balance as of December 31, 2009

$ 9	$ 142	$ (3)	$ (142)	$ --	$ (5)	$ (1)	$ --

Income tax benefit for the year ended December 31, 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009, which were primarily related to other-than-temporary impairment write-downs that were not deductible for tax purposes as of March 31, 2009.  This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax benefit.  The release of the valuation allowance is related to the reclassification of previously recorded other-than-temporary impairment write-downs from retained income to unrealized capital losses.

CAPITAL RESOURCES AND LIQUIDITY 2009 HIGHLIGHTS

•                  Shareholder’s equity as of December 31, 2009 was $4.39 billion, an increase of 98.6% from $2.21 billion as of December 31, 2008.

•                  The Corporation has at the parent holding company level $3.07 billion of deployable invested assets at December 31, 2009 compared to $3.64 billion at December 31, 2008.

•                  As of December 31, 2009, ALIC statutory surplus is approximately $3.47 billion, compared to $3.25 billion at December 31, 2008.

•                  At December 31, 2009, we held 25.4% of our total consolidated cash and investment portfolio, or $15.35 billion, in cash and liquid investments that are saleable within one quarter without significant additional net realized capital losses.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and debt, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources at December 31.

($ in millions)	2009	2008	2007
Common stock, retained income and additional capital paid-in	$5,163	$4,546	$4,847
Accumulated other comprehensive loss	(777)	(2,337)	(84)
Total shareholder’s equity	4,386	2,209	4,763
Surplus notes due to related parties	675	650	200
Total capital resources	$5,061	$2,859	$4,963

Shareholder’s equity increased in 2009, due primarily to decreases in unrealized net capital losses on investments and capital contributions from AIC totaling $697 million, partially offset by a net loss.   Shareholder’s equity decreased in 2008 due to unrealized net capital losses on investments and a net loss, partially offset by capital contributions from AIC.

Surplus notes due to related parties increased $25 million in 2009 compared to December 31, 2008 and $450 million in 2008 compared to December 31, 2007 due to the issuance of surplus notes to related parties.  In 2009, we issued and transferred a $25 million surplus note to an unconsolidated affiliate.  In 2008, we issued two $400 million surplus notes to AIC, and issued and transferred a $50 million surplus note to an unconsolidated affiliate.  One of the $400 million surplus notes issued to AIC was cancelled and forgiven in 2008.  For further details on the surplus notes issued in 2009 and 2008, see Note 4 of the consolidated financial statements.

Financial ratings and strength  The following table summarizes our financial strength ratings at December 31, 2009.

Rating agency	Rating
A.M. Best Company, Inc.	A+ (“Superior”)
Standard & Poor’s Ratings Services	AA- (“Very Strong”)
Moody’s Investors Service, Inc.	A1 (“Good”)

Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.

On November 20, 2009, A.M. Best affirmed our A+ financial strength rating.  Our outlook was revised to negative from stable.  On November 23, 2009, S&P affirmed our AA- financial strength rating.  The outlook for the S&P rating remained negative.  On January 29, 2009, S&P downgraded our financial strength rating to AA- from AA.  On November 5, 2009, Moody’s affirmed our financial strength rating of A1.  The outlook for the Moody’s rating remained stable.  On January 29, 2009, Moody’s downgraded our financial strength rating to A1 from Aa3.

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

ALIC and its life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.  As of

December 31, 2009, ALIC’s statutory surplus is approximately $3.47 billion compared to $3.25 billion at December 31, 2008.

State laws specify regulatory actions if an insurer’s risk-based capital (“RBC”), a measure of an insurer’s solvency, falls below certain levels.  The NAIC has a standard formula for annually assessing RBC.  The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks.  At December 31, 2009, the RBC for each of our insurance companies was within the range that we target.

The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by insurance regulatory authorities.  The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined “usual ranges”.  Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios.  If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue.  The ratios of our insurance companies are within these ranges.

Liquidity sources and uses  Our potential sources of funds principally include the activities as follows.

•                  Receipt of insurance premiums

•                  Contractholder fund deposits

•                  Reinsurance recoveries

•                  Receipts of principal, interest and dividends on investments

•                  Sales of investments

•                  Funds from investment repurchase agreements, securities lending, and line of credit agreements

•                  Intercompany loans

•                  Capital contributions from parent

•                  Tax refunds/settlements

Our potential uses of funds principally include the activities as follows.

•                  Payment of contract benefits, maturities, surrenders and withdrawals

•                  Reinsurance cessions and payments

•                  Operating costs and expenses

•                  Purchase of investments

•                  Repayment of investment repurchase agreements, securities lending, and line of credit agreements

•                  Payment or repayment of intercompany loans

•                  Dividends to parent

•                  Tax payments/settlements

•                  Debt service expenses and repayment

We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  Liquidity is managed at the Company level, and is assessed on both base and stressed level liquidity needs.  We believe we have sufficient liquidity to meet these needs, with $15.35 billion of cash and liquid investments saleable within 90 days without generating significant additional capital losses (25.4% of the total cash and investment portfolio).  We expect $6.79 billion of investment portfolio cashflows from maturities, calls, and interest receipts over the next 12 months.  Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.

Allstate parent holding company capital capacity The Corporation has at the parent holding company level, deployable cash and investments totaling $3.07 billion as of December 31, 2009.  These assets include liquid cash and investments that are generally saleable within one quarter totaling $2.64 billion.  The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.  In 2010, AIC will have the capacity to pay dividends currently estimated at $1.50 billion without prior regulatory approval.  We do not anticipate that we will pay dividends to AIC in 2010.  In addition, the Corporation has access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility.  This provides capital for the parent company’s relatively low fixed charges.

In March 2009, the Corporation and AIC completed its previously approved capital contribution of $250 million of cash to the Company.  This capital contribution was funded by a dividend of $250 million paid to the Corporation in cash by Kennett Capital Holdings, LLC, a wholly owned subsidiary of the Corporation.  In December 2009, AIC made a capital contribution to the Company in the form of non-cash assets in the amount of $447 million.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of December 31, 2009, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A primary credit facility is available for short-term liquidity requirements and backs a commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at December 31, 2009 was 19.9%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during 2009.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on May 8, 2009.  The Corporation can use the current shelf registration to issue an unspecified amount of debt securities, common stock (including 363 million shares of treasury stock as of December 31, 2009), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds as of December 31, 2009 were $50.85 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions at December 31, 2009.

		Percent to
($ in millions)		total
Not subject to discretionary withdrawal	$8,714	17.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	21,965	43.2
Market value adjustments (2)	9,019	17.7
Subject to discretionary withdrawal without adjustments (3)	11,152	21.9
Total contractholder funds (4)	$50,850	100.0%

(1)	Includes $10.32 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)

$7.52 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)	98% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)	Includes $1.32 billion of contractholder funds on variable annuities reinsured to Prudential effective June 1, 2006.

While we are able to quantify scheduled maturities for our institutional products anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 7.8% in 2009 compared to 2008.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 9.7% and 10.3% in 2009 and 2008, respectively.  The annualized surrender and partial withdrawal rate on deferred fixed annuities was 11.0% in 2009 compared to 11.8% in 2008.  We strive to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements backing medium-term notes.  As of December 31, 2009, total institutional products outstanding were $4.35 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of December 31, 2009.

($ in millions)
2010	$1,715
2011	760
2012	40
2013	1,750
2016	85
$4,350

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Certain remote events and circumstances could constrain our, the Corporation’s or AIC’s liquidity.  Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation’s long-term debt rating of A3, A- and a- (from Moody’s, S&P and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC’s financial strength rating from Aa3, AA- and A+ (from Moody’s, S&P and A.M. Best, respectively) to below Baa2/BBB/A-, or a downgrade in our financial strength ratings from A1, AA- and A+ (from Moody’s, S&P and A.M. Best, respectively) to below A1/AA-/A.  The rating agencies also consider the interdependence of our individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

Cash flows  As reflected in our Consolidated Statements of Cash Flows, operating cash flows declined slightly in 2009 compared with 2008 as higher income tax refunds and lower expenses were more than offset by lower net investment income.  The increase in income tax refunds received in 2009 was related to the carryback of 2008 ordinary losses to prior tax years.  Lower operating cash flows in 2008 compared to 2007 were primarily related to a decrease in investment income, partially offset by higher premiums and income tax refunds in 2008 compared to income taxes paid in 2007.

Higher cash flows provided by investing activities in 2009 compared to 2008 were primarily due to reductions of short-term investments to fund reductions in contractholder fund liabilities.  Cash flows provided by investing activities increased in 2008 compared to 2007, primarily due to decreased purchases of fixed income securities and mortgage loans, partially offset by lower investment collections and net change in short-term investments.

Higher cash flows used in financing activities in 2009 compared to 2008 were primarily due to the absence of issuances of institutional products in 2009 compared to $4.16 billion in 2008 and lower deposits on fixed annuities, partially offset by lower maturities and retirements of institutional products.  Higher cash flows used in financing activities in 2008 compared to 2007 were primarily due to higher maturities and retirements of institutional products, partially offset by higher contractholder fund deposits.  For quantification of the changes in contractholder funds, see the Operations section of MD&A.

We paid no dividends in 2009 and 2008.  In 2007, cash flows were impacted by dividends paid totaling $725 million.  Cash flows in 2009 were also impacted by capital contributions we received in cash from AIC totaling $250 million.  Cash flows in 2009 exclude capital contributions comprising the transfer from AIC of non-cash assets totaling $447 million and our transfer of a $25 million surplus note to Kennett Capital Inc. in exchange for a note receivable with a principal sum equal to that of the surplus note, which was originally issued to ALIC by a subsidiary.  In 2008, cash flows were also impacted by funds we received from AIC totaling $1.41 billion.  The $1.41 billion includes capital contributions paid in cash totaling $607 million and the issuance of two surplus notes, each with a principal sum of $400 million, to AIC in exchange for cash totaling $800 million.  Cash flows in 2008 exclude capital contributions comprising the transfer from AIC of non-cash assets totaling $342 million and our transfer of a $50 million surplus note to Kennett Capital Inc. in exchange for a note receivable with a principal sum equal to that of the surplus note, which was originally issued to ALIC by a subsidiary.  One of the surplus notes issued to AIC in 2008 was subsequently canceled and forgiven by AIC resulting in the recognition of capital contribution equal to the outstanding principal balance of the surplus note of $400 million.  We received no capital contributions in 2007.

Contractual obligations and commitments  Our contractual obligations as of December 31, 2009 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral and repurchase agreements (1)	$617	$617	$--	$--	$--
Contractholder funds (2)	63,334	8,460	13,739	12,050	29,085
Reserve for life-contingent contract benefits (2)	35,198	1,128	2,261	2,259	29,550
Surplus notes due to related parties (3)	1,614	44	88	88	1,394
Payable to affiliates, net	119	119	--	--	--
Other liabilities and accrued expenses (4)(5)	526	499	10	5	12
Total contractual cash obligations	$101,408	$10,867	$16,098	$14,402	$60,041

(1)

Liabilities for collateral and repurchase agreements are typically fully secured with cash. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2)

Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, and institutional products. The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life and immediate annuities with life contingencies and accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $50.85 billion for contractholder funds and $12.26 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2009. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)	Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2009 because the surplus notes due to related parties amount above includes interest.
(4)	Other liabilities primarily include accrued expenses, claim payments and other checks outstanding.
(5)

Balance sheet liabilities not included in the table above include unearned and advanced premiums of $38 million and deferred tax liabilities of $593 million netted in the net deferred tax asset of $203 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $452 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

The following is a distribution in U.S. Dollars of funding agreements (non-putable) by currency at December 31.  All foreign currency denominated funding agreements have been swapped to U.S. Dollars.

($ in millions)	2009	2008
Currency
United States Dollar	$3,637	$8,230
British Pound	435	435
Swiss Franc	278	278
	$4,350	$8,943

Our contractual commitments as of December 31, 2009 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Other commitments – conditional	$6	$6	$--	$--	$--
Other commitments – unconditional	804	96	362	310	36
Total commitments	$810	$102	$362	$310	$36

Contractual commitments represent investment commitments such as limited partnership interests and mortgage loans.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information required for Item 7A is incorporated by reference to the material under the caption “Market Risk” in Part II, Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2009	2008	2007

Revenues
Premiums (net of reinsurance ceded of $528, $534 and $625)	$581	$585	$502
Contract charges (net of reinsurance ceded of $278, $340 and $315)	952	911	942
Net investment income	2,974	3,720	4,205
Realized capital gains and losses:
Total other-than-temporary impairment losses	(1,592)	(2,434)	(210)
Portion of loss recognized in other comprehensive income	316	--	--
Net other-than-temporary impairment losses recognized in earnings	(1,276)	(2,434)	(210)
Sales and other realized capital gains and losses	856	(618)	13
Total realized capital gains and losses	(420)	(3,052)	(197)
	4,087	2,164	5,452
Costs and expenses
Contract benefits (net of reinsurance ceded of $601, $1,099 and $646)	1,402	1,397	1,364
Interest credited to contractholder funds (net of reinsurance ceded of $32, $43 and $47)	2,076	2,356	2,628
Amortization of deferred policy acquisition costs	888	643	518
Operating costs and expenses	321	383	318
Restructuring and related charges	24	1	2
Interest expense	42	16	20
	4,753	4,796	4,850

Gain (loss) on disposition of operations	7	(4)	(10)

(Loss) income from operations before income tax (benefit) expense	(659)	(2,636)	592

Income tax (benefit) expense	(112)	(946)	180

Net (loss) income	(547)	(1,690)	412

Other comprehensive income (loss), after-tax
Change in unrealized net capital gains and losses	1,899	(2,253)	(409)

Comprehensive income (loss)	$1,352	$(3,943)	$3

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except share and par value data)	December 31,
	2009	2008
Assets
Investments
Fixed income securities, at fair value (amortized cost $49,842 and $49,136)	$47,658	$42,446
Mortgage loans	7,780	10,012
Equity securities, at fair value (cost $159 and $106)	183	82
Limited partnership interests	1,028	1,187
Short-term, at fair value (amortized cost $1,669 and $3,855)	1,669	3,858
Policy loans	823	813
Other	1,076	1,374
Total investments	60,217	59,772

Cash	145	93
Deferred policy acquisition costs	3,664	6,701
Reinsurance recoverables	4,016	3,923
Accrued investment income	540	542
Deferred income taxes	203	1,382
Other assets	963	1,294
Separate Accounts	9,072	8,239
Total assets	$78,820	$81,946

Liabilities
Contractholder funds	$50,850	$56,780
Reserve for life-contingent contract benefits	12,256	12,256
Unearned premiums	30	32
Payable to affiliates, net	119	142
Other liabilities and accrued expenses	1,432	1,638
Surplus notes due to related parties	675	650
Separate Accounts	9,072	8,239
Total liabilities	74,434	79,737

Commitments and Contingent Liabilities (Notes 7 and 11)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,189	2,475
Retained income	1,969	2,066
Accumulated other comprehensive loss:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(274)	--
Other unrealized net capital gains and losses	(1,146)	(4,362)
Unrealized adjustment to DAC, DSI and insurance reserves	643	2,025
Total unrealized net capital gains and losses	(777)	(2,337)
Total accumulated other comprehensive loss	(777)	(2,337)
Total shareholder’s equity	4,386	2,209
Total liabilities and shareholder’s equity	$78,820	$81,946

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Year Ended December 31,
	2009	2008	2007

Redeemable preferred stock - series A
Balance, beginning of year	$--	$--	$5
Redemption of stock	--	--	(5)
Balance, end of year	--	--	--

Common stock	5	5	5

Additional capital paid-in
Balance, beginning of year	2,475	1,108	1,108
Capital contributions	697	1,349	--
Forgiveness of payable due to parent (see Note 4)	17	--	--
Gain on reinsurance transaction with affiliate (see Note 4)	--	18	--
Balance, end of year	3,189	2,475	1,108

Retained income
Balance, beginning of year	2,066	3,734	4,055
Net (loss) income	(547)	(1,690)	412
Cumulative effect of change in accounting principle	481	--	(8)
(Loss) gain on transfers of investments to/from parent (see Note 4)	(36)	22	--
Forgiveness of payable due to parent (see Note 4)	5	--	--
Dividends	--	--	(725)
Balance, end of year	1,969	2,066	3,734

Accumulated other comprehensive (loss) income
Balance, beginning of year	(2,337)	(84)	325
Cumulative effect of change in accounting principle	(339)	--	--
Change in unrealized net capital gains and losses	1,899	(2,253)	(409)
Balance, end of year	(777)	(2,337)	(84)

Total shareholder’s equity	$4,386	$2,209	$4,763

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities
Net (loss) income	$(547)	$(1,690)	$412
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and other non-cash items	(277)	(423)	(289)
Realized capital gains and losses	420	3,052	197
(Gain) loss on disposition of operations	(7)	4	10
Interest credited to contractholder funds	2,076	2,356	2,628
Changes in:
Policy benefit and other insurance reserves	(446)	(446)	(290)
Unearned premiums	(2)	(2)	(1)
Deferred policy acquisition costs	485	47	(29)
Reinsurance recoverables	(236)	(167)	(276)
Income taxes	412	(828)	112
Other operating assets and liabilities	(29)	--	104

Net cash provided by operating activities	1,849	1,903	2,578

Cash flows from investing activities
Proceeds from sales:
Fixed income securities	13,621	11,083	11,222
Equity securities	35	131	73
Limited partnership interests	78	100	181
Mortgage loans	335	248	--
Other investments	485	135	156
Investment collections:
Fixed income securities	3,652	2,530	2,981
Mortgage loans	1,695	800	1,506
Other investments	105	95	383
Investment purchases:
Fixed income securities	(16,720)	(6,498)	(12,096)
Equity securities	(102)	(133)	(101)
Limited partnership interests	(209)	(410)	(673)
Mortgage loans	(18)	(1,115)	(2,637)
Other investments	(26)	(120)	(693)
Change in short-term investments, net	2,275	(4,529)	31
Change in policy loans and other investments, net	(193)	(359)	30
Disposition of operations	--	(3)	(5)

Net cash provided by investing activities	5,013	1,955	358

Cash flows from financing activities
Issuance of surplus notes to related parties	--	800	--
Capital contributions	250	607	--
Note payable to parent	--	--	(500)
Redemption of redeemable preferred stock	--	--	(11)
Contractholder fund deposits	3,340	9,253	7,948
Contractholder fund withdrawals	(10,400)	(14,610)	(9,736)
Dividends paid	--	--	(725)

Net cash used in financing activities	(6,810)	(3,950)	(3,024)

Net increase (decrease) in cash	52	(92)	(88)

Cash at beginning of year	93	185	273

Cash at end of year	$145	$93	$185

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

Basis of presentation

The accompanying consolidated financial statements include the accounts of Allstate Life Insurance Company (“ALIC”) and its wholly owned subsidiaries (collectively referred to as the “Company”).  ALIC is wholly owned by Allstate Insurance Company (“AIC”), which is wholly owned by Allstate Insurance Holdings, LLC, a wholly owned subsidiary of The Allstate Corporation (the “Corporation”).  These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  All significant intercompany accounts and transactions have been eliminated.

To conform to the current year presentation, certain amounts in the prior years’ consolidated financial statements and notes have been reclassified.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Nature of operations

The Company sells life insurance, retirement and investment products, and voluntary accident and health insurance.  The principal individual products are fixed annuities; interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance.  The institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.  The following table summarizes premiums and contract charges by product.

($ in millions)	2009	2008	2007
Premiums
Traditional life insurance (1)	$387	$368	$260
Immediate annuities with life contingencies	102	132	204
Accident and health	92	85	38
Total premiums	581	585	502

Contract charges
Interest-sensitive life insurance (1)	907	855	862
Fixed annuities	44	55	79
Variable annuities	1	1	1
Total contract charges	952	911	942
Total premiums and contract charges	$1,533	$1,496	$1,444

(1) Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges. In 2007, these ceded reinsurance premiums were $90 million.

The Company, through several subsidiaries, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam.  For 2009, the top geographic locations for statutory premiums and annuity considerations were California, Florida, Texas, New York and Nebraska.  No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations.  The Company distributes its products to individuals through multiple distribution channels, including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies), specialized structured settlement brokers and, through March 31, 2010, financial service firms, such as banks and broker-dealers.  Effective March 31, 2010, the Company will no longer wholesale or provide distribution support to banks and broker-dealers.  Although the Company will continue to service inforce contracts sold through these channels, the Company will no longer solicit new sales through the Company’s direct relationships with banks or broker-dealers.  Certain of the Company’s master brokerage agencies and independent agents may continue to wholesale the Company’s products to banks and broker-dealers through their relationships.

The Company has exposure to market risk as a result of its investment portfolio.  Market risk is the risk that the Company will incur realized and unrealized net capital losses due to adverse changes in equity, interest, credit spreads or currency exchange rates and prices.  The Company’s primary market risk exposures are to changes in interest rates, credit spreads and equity prices.  Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of its interest bearing assets and liabilities.  This risk arises from many of the Company’s primary activities, as it invests substantial funds in interest-sensitive assets and issues interest-sensitive liabilities.  Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields.  Credit spread risk is the risk that the Company will incur a loss due to adverse changes in credit spreads.  This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in spread-sensitive fixed income assets.  Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

The Company monitors economic and regulatory developments that have the potential to impact its business.  The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company’s product lines by substantially increasing the number, size and financial strength of potential competitors.  The Company currently benefits from agreements with financial services entities that market and distribute its products; change in control of these non-affiliated entities could negatively impact the Company’s sales.  Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products.  Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities.  Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation or permit the establishment of certain products or investments that may compete with life insurance or annuities, could have an adverse effect on the Company’s financial position or ability to sell such products and could result in the surrender of some existing contracts and policies.  In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

2.  Summary of Significant Accounting Policies

Investments

Fixed income securities include bonds, asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and redeemable preferred stocks.  Fixed income securities, which may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value.  The difference between amortized cost and fair value, net of deferred income taxes, certain deferred policy acquisition costs (“DAC”), certain deferred sales inducement costs (“DSI”) and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income.  Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.

Equity securities primarily include common and non-redeemable preferred stocks and real estate investment trust equity investments.  Equity securities are classified as available for sale and are carried at fair value.  The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income.

Mortgage loans are carried at outstanding principal balances, net of unamortized premium or discount and valuation allowances.  Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected.  Valuation allowances for impaired loans reduce the carrying value to the fair value of the collateral or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.

Investments in limited partnership interests, including interests in limited liability companies, private equity/debt funds, real estate funds and hedge funds, where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies, are accounted for in accordance with the cost method of accounting; otherwise, investments in limited partnership interests are accounted for in accordance with the equity method of accounting.

Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value.  Policy loans are carried at the respective unpaid principal balances.  Other investments consist primarily of bank loans.  Bank loans are comprised primarily of senior secured corporate loans which are carried at amortized cost.

Investment income consists primarily of interest and dividends, income from certain limited partnership interests and income from certain derivative transactions.  Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date.  Interest income for certain asset-backed securities, residential mortgage-backed securities and commercial mortgage-backed securities is determined considering estimated principal repayments obtained from third party data sources and internal estimates.  Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated.  For beneficial interests in securitized financial assets not of high credit quality, the effective yield is recalculated on a prospective basis.  For all other asset-backed securities, residential mortgage-backed securities and commercial mortgage-backed securities, the effective yield is recalculated on a retrospective basis.  For other-than-temporarily impaired fixed income securities, the effective yield method utilizes the difference between the amortized cost basis at impairment and the cash flows expected to be collected.  Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable.  Accrual of income is suspended for mortgage loans and bank loans that are in default or when full and timely collection of principal and interest payments is not probable.  Income from investments in limited partnership interests accounted for on the cost basis is recognized upon receipt of amounts distributed by the partnerships as investment income.  Subsequent to October 1, 2008, income from investments in limited partnership interests accounted for utilizing the equity method of accounting (“EMA LP”) is reported in realized capital gains and losses.

Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, periodic changes in the fair value and settlements of certain derivatives including hedge ineffectiveness, and income from certain limited partnership interests.  Realized capital gains and losses on investment sales include calls and prepayments and are determined on a specific identification basis.  Income from investments in limited partnership interests accounted for utilizing the equity method of accounting is recognized based on the financial results of the entity and the Company’s proportionate investment interest, and is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is generally on a one month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three month delay.

The Company recognizes other-than-temporary impairment losses on fixed income securities when the decline in fair value is deemed other than temporary including when the Company has made the decision to sell or it is more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis.  Additionally, if the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss deemed to be related to other factors and recognized in other comprehensive income (“OCI”).  Fixed income securities subject to other-than-temporary impairment write-downs continue to earn investment income when future expected payments are reasonably estimable, and any discount or premium is recognized using the effective yield method over the expected life of the security; otherwise income recognition is discontinued.  The Company recognizes other-than-temporary impairment losses on equity securities when the decline in fair value is deemed other than temporary including when the Company does not have a positive intent and ability to hold an impaired security until recovery.

Derivative and embedded derivative financial instruments

Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate and equity), options (including swaptions), interest rate caps and floors, warrants, forward contracts to hedge foreign currency risk and certain investment risk transfer reinsurance agreements.  Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments (“subject to bifurcation”) are embedded in convertible and equity-indexed fixed income securities, equity-indexed life and annuity contracts, reinsured variable annuity contracts and certain funding agreements (see Note 7).

All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds.  Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract.  The change in fair value of derivatives embedded in certain fixed income securities and subject to bifurcation is reported in realized capital gains and losses.  The change in fair value of derivatives embedded in annuity product contracts and subject to bifurcation is reported in contract benefits, interest credited to contractholder funds or realized capital gains and losses.  Cash flows from embedded derivatives requiring bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks respectively within the Consolidated Statements of Cash Flows.  Cash flows from other derivatives are reported in cash flows from investing activities within the Consolidated Statements of Cash Flows.

When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges.  The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk for fair value hedges.  At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy.  The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk.  In the case of a cash flow hedge, this documentation includes the exposure to changes in the variability in cash flows attributable to the hedged risk.  The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk.  Ineffectiveness in fair value hedges and cash flow hedges, if any, is reported in realized capital gains and losses.

Fair value hedges   For hedging instruments used in fair value hedges, when the hedged items are investment assets or a portion thereof, the change in fair value of the derivatives is reported in net investment income, together with the change in the fair value of the hedged items.  The change in fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof is reported in interest credited to contractholder funds, together with the change in the fair value of the hedged items.  Accrued periodic settlements on swaps are reported together with the changes in fair value of the swaps in net investment income or interest credited to contractholder funds.  The amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying value of the hedged liability is adjusted for the change in the fair value of the hedged risk.

Cash flow hedges  For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives representing the effective portion of the hedge are reported in accumulated other comprehensive income.  Amounts are reclassified to net investment income or realized capital gains and losses as the hedged or forecasted transaction affects net income.  Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income.  The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income, or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income.  If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses.  If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

Termination of hedge accounting   If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable or the hedged asset becomes other-than-temporarily impaired), the Company may terminate the derivative position.  The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances.  If the derivative instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses.  When a fair value hedge is no longer effective, is redesignated as non-hedge or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof which has already been recognized in income while the hedge was in place and used to adjust the amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying amount for the liability, is amortized over the remaining life of the hedged asset, liability or portion thereof, and reflected in net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied.  If the hedged item in a fair value hedge is an asset which has become other-than-temporarily impaired, the adjustment made to the amortized cost for fixed income securities or the carrying value for mortgage loans is subject to the accounting policies applied to other-than-temporarily impaired assets.

When a derivative instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income.  If the derivative instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses.  When a derivative instrument used in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied.

Non-hedge derivative financial instruments  Based upon the type of derivative instrument and strategy, the income statement effects, including fair value gains and losses and accrued periodic settlements, of derivatives for which hedge accounting is not applied are reported in a single line item with the results of the associated risk.

Securities loaned and security repurchase

The Company’s business activities include securities lending transactions and securities sold under agreements to repurchase (“repurchase agreements”), which are used primarily to generate net investment income.  The proceeds received from repurchase agreements also provide a source of liquidity.  For repurchase agreements and securities lending transactions used to generate net investment income, the proceeds received are reinvested in short-term investments or fixed income securities.  These transactions are short-term in nature, usually 30 days or less.

The Company receives cash collateral for securities loaned in an amount generally equal to 102% of the fair value of securities and records the related obligations to return the collateral in other liabilities and accrued expenses.  The carrying value of these obligations approximates fair value because of their relatively short-term nature.  The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary under the terms of the agreements to mitigate counterparty credit risk.  The Company maintains the right and ability to redeem the securities loaned on short notice.  Substantially all of the Company’s securities loaned are placed with large banks.

Securities to be repurchased under repurchase agreements are the same, or substantially the same, as the securities transferred.  The Company’s obligations to return the funds received under repurchase agreements are carried at the amount at which the securities will subsequently be reacquired, including accrued interest, as specified in the respective agreements and are classified as other liabilities and accrued expenses.  The carrying value of these obligations approximates fair value because of their relatively short-term nature.

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

Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts and investment contracts.  Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates.  Crediting rates for indexed annuities and indexed funding agreements are generally based on a specified interest rate index, such as LIBOR, or an equity index, such as the Standard & Poor’s (“S&P”) 500 Index.  Interest credited also includes amortization of DSI expenses.  DSI is amortized into interest credited using the same method used to amortize DAC.

Contract charges for variable life and variable annuity products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender.  Contract benefits incurred for variable annuity products include guaranteed minimum death, income, withdrawal and accumulation benefits.  Substantially all of the Company’s variable annuity business is ceded through reinsurance agreements and the contract charges and contract benefits related thereto are reported net of reinsurance ceded.

Deferred policy acquisition and sales inducement costs

Costs that vary with and are primarily related to acquiring life insurance and investment contracts are deferred and recorded as DAC.  These costs are principally agents’ and brokers’ remuneration, and certain underwriting expenses.  DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuities and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements.  All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income.   Amortization of DAC is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations and Comprehensive Income and is described in more detail below.  DSI is amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Consolidated Statements of Operations and Comprehensive Income.  DAC and DSI are periodically reviewed for recoverability and adjusted if necessary.

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

For interest-sensitive life, fixed annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits (“AGP”) and estimated future gross profits (“EGP”) expected to be earned over the estimated lives of the contracts.  The amortization is net of interest on the prior period DAC balance and uses rates established at the inception of the contracts.  Actual amortization periods generally range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities.  The cumulative DAC and DSI amortization is reestimated and adjusted by a cumulative charge or credit to results of operations when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.  When DAC or DSI amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC or DSI balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements.  Negative amortization is only recorded when the increased DAC or DSI balance is determined to be recoverable based on facts and circumstances.  Recapitalization of DAC and DSI is limited to the originally deferred costs plus interest.

AGP and EGP consist primarily of the following components: contract charges for the cost of insurance less mortality costs and other benefits; investment income and realized capital gains and losses less interest credited; and surrender and other contract charges less maintenance expenses.  The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable.  For products exposed to investment credit losses in excess of the Company’s expectations that may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC and DSI amortization may be modified to exclude the higher credit losses.

The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life, fixed annuities and other investment contracts in the aggregate using current assumptions.  If a change in the amount of EGP is significant, it could result in the unamortized DAC and DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively, on the Consolidated Statements of Operations and Comprehensive Income.

The DAC and DSI balances presented include adjustments to reflect the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized capital gains or losses in the respective product portfolios were actually realized.  The adjustments are recorded net of tax in accumulated other comprehensive income.   DAC, DSI and deferred income taxes determined on unrealized capital gains and losses and reported in accumulated other comprehensive income recognize the impact on shareholder’s equity consistently with the amounts that would be recognized in the income statement on realized capital gains and losses.

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

The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position.  The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired.  These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability.  The present value of future profits was $16 million and $19 million at December 31, 2009 and 2008, respectively.  Amortization expense of the present value of future profits was $3 million, $5 million and $5 million in 2009, 2008 and 2007, respectively.

Reinsurance

In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance (see Note 9).  The Company has also used reinsurance to effect the acquisition or disposition of certain blocks of business.  The amounts reported in the Consolidated Statements of Financial Position as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid.  Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts.  Insurance liabilities are reported gross of reinsurance recoverables.  Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts.  Reinsurance does not extinguish the Company’s primary liability under the policies written.  Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance as appropriate.

Goodwill

Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired.  The goodwill balance was $5 million at both December 31, 2009 and 2008.  The Company annually evaluates goodwill for impairment using a trading multiple analysis, which is a widely accepted valuation technique to estimate the fair value of its reporting units.  If conditions warrant, a discounted cash flow analysis may also be used.  The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.  Goodwill impairment evaluations indicated no impairment at December 31, 2009 or 2008.

Income taxes

The income tax provision is calculated under the liability method.  Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates.  The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments, insurance reserves, DAC and differences in tax bases of invested assets.  A deferred tax asset valuation allowance is established when there is uncertainty that such assets will be realized (see Note 12).

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

Separate accounts

Separate accounts assets are carried at fair value.  The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations.  Separate accounts liabilities represent the contractholders’ claims to the related assets and are carried at an amount equal to the separate accounts assets.  Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company’s Consolidated Statements of Operations and Comprehensive Income.  Deposits to and surrenders and withdrawals from the separate accounts are reflected in separate accounts liabilities and are not included in consolidated cash flows.

Absent any contract provision wherein the Company provides a guarantee, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives.  Substantially all of the Company’s variable annuity business was reinsured to Prudential beginning in 2006.

Off-balance-sheet financial instruments

Commitments to invest, commitments to purchase private placement securities, commitments to fund mortgage loans and financial guarantees have off-balance-sheet risk because their contractual amounts are not recorded in the Company’s Consolidated Statements of Financial Position (see Note 7 and Note 11).

Adopted accounting standards

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new accounting guidance for the recognition of other-than-temporary impairments (“OTTI”) of debt securities.  If the fair value of a debt security is less than its amortized cost basis at the reporting date, an entity shall assess whether the impairment is an OTTI.  When an entity intends to sell an impaired security or more likely than not will be required to sell an impaired security before recovery of its amortized cost basis, an OTTI is recognized in earnings.  If the entity does not expect to recover the entire amortized cost basis of an impaired debt security, even if it does not intend to sell the security and it is not more likely than not that it would be required to sell the security before recovery of its amortized cost basis, the entity must consider, based upon an estimate of the present value of cash flows expected to be collected on the debt security as compared to its amortized cost basis, whether a credit loss exists.  The portion of the total OTTI related to a credit loss shall be recognized in earnings while the portion of the total OTTI related to factors other than credit shall be recognized in OCI.  The statement of operations is required to present the total OTTI with an offset for the amount of the total OTTI that is recognized in OCI.  The statement disclosing accumulated other comprehensive income (“AOCI”) is required to separately present amounts recognized for debt securities for which a portion of an OTTI has been recognized in earnings.

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

The Company adopted the provisions of the new guidance as of April 1, 2009.  The adoption resulted in the reclassification of $733 million of previously recorded OTTI write-downs from retained income to unrealized capital losses.  The cumulative effect of adoption, net of related DAC, DSI and tax adjustments, was an increase in retained income of $481 million and a decrease in unrealized net capital gains and losses of $339 million, with a net benefit to equity of $142 million.  The benefit to equity resulted from a decrease in a deferred tax asset valuation allowance.  The adoption did not have an impact on the Company’s Consolidated Statement of Operations and Comprehensive Income.  The effect of the adoption on net income for interim periods after adoption is not determinable.  The accounting standard incorporates management’s intent as a critical component to the determination of the amount recorded and this assessment process was changed as of April 1, 2009 to an intent to sell model from an intent to hold model.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued new accounting guidance relating to fair value measurements to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity, transaction or quoted prices may not be determinative of fair value and further analysis of transaction or quoted prices may be necessary.  Determination of whether a transaction is orderly is based on the weight of relevant evidence.

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

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In September 2009, the FASB issued new accounting guidance relating to investments that are required or permitted to be measured or disclosed at fair value when the investment does not have a readily determinable fair value and is accounted for using measurement principles pertaining to investment companies. As a practical expedient, the guidance allows a reporting entity to measure the fair value of these investments on the basis of the net asset value per share of the investment (or its equivalent). The amendments include additional disclosure requirements.  The adoption as of December 31, 2009 had no effect on the Company’s results of operations or financial position.

Pending accounting standards

Consolidation of Variable Interest Entities

In June 2009, the FASB issued new accounting guidance which requires an entity to perform a qualitative analysis to determine whether it holds a controlling financial interest (i.e., is a primary beneficiary) in a variable interest entity (“VIE”).  The analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  Additional amendments include a requirement to perform ongoing reassessments to determine whether an entity is the primary beneficiary of a VIE and elimination of the quantitative approach for determining the primary beneficiary of a VIE.  In February 2010, the FASB issued an amendment to the new accounting guidance which defers the effective date indefinitely for interests in entities that have attributes of investment companies or for which it is industry practice to utilize measurement principles consistent with those followed by investment companies.  The amendment does not apply when certain conditions exist and does not apply to certain entities including securitization and asset-backed financing entities.  The guidance is effective for fiscal years beginning after November 15, 2009.  The Company is in process of evaluating the impact of adoption on the Company’s results of operations or financial position.

Disclosures about Fair Value Measurements

In January 2010, the FASB issued new accounting guidance which expands disclosure requirements relating to fair value measurements.  The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities.  Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required.  The new disclosures and clarifications of existing disclosures are effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010.  Disclosures are not required for earlier periods presented for comparative purposes.  The new guidance affects disclosures only and therefore its adoption will have no impact on the Company’s results of operations or financial position.

Embedded Credit Derivatives Scope Exception

In March 2010, the FASB issued accounting guidance amendments which clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting under the derivatives accounting guidance.  The amendments are effective for fiscal quarters beginning after June 15, 2010.  Early adoption is permitted at the beginning of the first fiscal quarter after the accounting guidance amendments are issued.  The Company is in process of evaluating the impact of adoption on the Company’s results of operations or financial position.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans, fixed income securities, and other investments, as well as mergers completed with equity securities and limited partnerships, totaled $372 million, $17 million and $72 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending and for funds received from the Company’s security repurchase business activities were $449 million, $320 million and $1.75 billion at December 31, 2009, 2008 and 2007, respectively, and are reported in other liabilities and accrued expenses in the Consolidated Statements of Financial Position.  Obligations to return cash collateral for over-the-counter (“OTC”) derivatives were $168 million, $20 million and $72 million at December 31, 2009, 2008 and 2007, respectively, and are reported in other liabilities and accrued expenses or other investments.

The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Net change in proceeds managed
Net change in fixed income securities	$--	$348	$34
Net change in short-term investments	(277)	1,129	443
Operating cash flow (used) provided	$(277)	$1,477	$477

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(340)	$(1,817)	$(2,294)
Liabilities for collateral and security repurchase, end of year	(617)	(340)	(1,817)
Operating cash flow provided (used)	$277	$(1,477)	$(477)

In 2009, the Company recorded a non-cash capital contribution from AIC totaling $447 million and transferred to an unconsolidated affiliate a $25 million surplus note issued by a consolidated subsidiary in exchange for a note receivable with a principal sum equal to that of the surplus note (see Note 4).  In addition, in 2009, a payable associated with postretirement benefit obligations due to AIC totaling $22 million was forgiven.  The forgiveness of the payable reflects a non-cash financing activity.

In 2008, the Company recorded non-cash capital contributions totaling $742 million, including the transfer from AIC of non-cash assets totaling $342 million and the forgiveness by AIC of an outstanding surplus note with an unpaid principal sum of $400 million.  Additionally, in 2008, the Company transferred to an unconsolidated affiliate a $50 million surplus note issued by a consolidated subsidiary in exchange for a note receivable with a principal sum equal to that of the surplus note.

4.    Related Party Transactions

Business operations

The Company uses services performed by its affiliates, AIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities.  In addition, the Company shares the services of employees with AIC.  The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company.  The Company is charged for the cost of these operating expenses based on the level of services provided.  Operating expenses, including compensation, retirement and other benefit programs, allocated to the Company (see Note 15), were $435 million, $467 million and $477 million in 2009, 2008 and 2007, respectively.  A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income as described in Note 2.

Structured settlement annuities

The Company issued $49 million, $73 million and $74 million of structured settlement annuities, a type of immediate annuity, in 2009, 2008 and 2007, respectively, at prices determined using interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC.  Of these amounts, $6 million, $12 million and $11 million relate to structured settlement annuities with life contingencies and are included in premium income for 2009, 2008 and 2007, respectively.

In most cases, these annuities were issued under a “qualified assignment” whereby prior to July 1, 2001 Allstate Settlement Corporation (“ASC”), and on and subsequent to July 1, 2001 Allstate Assignment Corporation (“AAC”), both wholly owned subsidiaries of ALIC, purchased annuities from ALIC and assumed AIC’s obligation to make future payments.

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

Alternatively, ALIC guarantees the payment of structured settlement benefits on all contracts issued on or after July 1, 2001.  Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.80 billion and $4.85 billion at December 31, 2009 and 2008, respectively.

Broker-Dealer agreement

The Company receives distribution services from Allstate Financial Services, LLC (“AFS”), an affiliated broker-dealer company, for certain variable life insurance contracts sold by Allstate exclusive agencies.  For these services, the Company incurred $10 million, $19 million and $27 million of commission and other distribution expenses for the years ending December 31, 2009, 2008 and 2007, respectively.

Reinsurance transactions

Effective January 1, 2008, the Company’s coinsurance reinsurance agreement with its unconsolidated affiliate American Heritage Life Insurance Company (“AHL”), which went into effect in 2004, was amended to include the assumption by the Company of certain accident and health insurance policies.  In accordance with this amendment, the Company recorded cash of $16 million, premium installment receivables of $5 million, DAC of $32 million, reserve for life-contingent contract benefits of $24 million and accrued liabilities of $2 million.  Since the Company received assets in excess of net liabilities from an affiliate under common control, the Company recognized a gain of $27 million ($18 million after-tax), which was recorded as an increase to additional capital paid-in on the Company’s Consolidated Statements of Financial Position.

ALIC enters into certain intercompany reinsurance transactions with its wholly owned subsidiaries.  ALIC enters into these transactions in order to maintain underwriting control and spread risk among various legal entities.  These reinsurance agreements have been approved by the appropriate regulatory authorities.  All significant intercompany transactions have been eliminated in consolidation.

Income taxes

The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 12).

Surplus notes due to related parties

Surplus notes due to related parties outstanding at December 31 consisted of the following:

($ in millions)	2009	2008
5.06% Surplus Note, due 2035	$100	$100
6.18% Surplus Note, due 2036	100	100
5.93% Surplus Note, due 2038	50	50
7.00% Surplus Note, due 2028	400	400
6.74% Surplus Note, due 2029	25	--
Surplus notes due to related parties (1)	$675	$650

(1) No payment of principle or interest is permitted on the surplus notes without the written approval from the proper regulatory authority. The regulatory authority could prohibit the payment of interest and principle on the surplus notes if certain statutory capital requirements are not met.  Permission to pay interest on the surplus notes was granted in both 2009 and 2008 on all notes except the $400 million note for which approval has not been sought.

On August 1, 2005, ALIC entered into an agreement with Kennett Capital Inc. (“Kennett”), an unconsolidated affiliate of ALIC, whereby ALIC sold to Kennett a $100 million 5.06% surplus note due July 1, 2035 issued by ALIC Reinsurance Company (“ALIC Re”), a wholly owned subsidiary of ALIC.  As payment, Kennett issued a full recourse 4.86% note due July 1, 2035 to ALIC for the same amount.  As security for the performance of Kennett’s obligations under the agreement and note, Kennett granted ALIC a pledge of and security interest in Kennett’s right, title and interest in the surplus notes and their proceeds. Under the terms of the agreement, ALIC may sell and Kennett may choose to buy additional surplus notes, if and when additional surplus notes are issued.

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

On December 18, 2009, under the existing agreement with Kennett, ALIC sold Kennett a $25 million redeemable surplus note issued by ALIC Re.  The surplus note is due December 1, 2029 with an initial rate of 6.74% that will reset every ten years to the then current ten year CMT, plus 3.25%.  As payment, Kennett issued on December 30, 2009 a full recourse note due December 1, 2029 to ALIC for the same amount with an initial interest rate of 5.19% that will reset every ten years to the then current ten year CMT, plus 1.70%.

The notes due from Kennett are classified as other investments in the Consolidated Statements of Financial Position.  In 2009, 2008 and 2007, the Company incurred $14 million, $13 million and $11 million, respectively, of interest expense related to these surplus notes.  Additionally, in 2009, 2008 and 2007, the Company recorded net investment income on the notes due from Kennett of $14 million, $12 million and $11 million, respectively.

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

On November 17, 2008, the Company issued a surplus note to AIC with a principal sum of $400 million in exchange for cash.  This surplus note accrues interest at a rate of 7.00% annually, which is due on the first day of April and October in each year beginning 2009 until maturity on November 17, 2028.  The payment of interest and principal is subject to prior written approval from the Director of Insurance of the State of Illinois and can only be paid out of the Company’s statutory-basis surplus that is in excess of certain amounts specified in the surplus note.  In 2009 and 2008, the Company incurred interest expense on this surplus note of $28 million and $3 million, respectively.

Note payable to parent

On December 27, 2006, the Company issued an intercompany note in the amount of $500 million payable to its parent, AIC, on demand and, in any event, by March 30, 2007.  This note was fully repaid in the first quarter of 2007.  This note had an interest rate of 5.25%.  Interest expense on this note totaled $5 million in 2007.

Redeemable preferred stock

Prior to its redemption in 2007, the Company had outstanding redeemable preferred stock - Series A (“redeemable preferred stock”) issued to Northbrook Holdings, LLC, a wholly owned subsidiary of AIC.  During 2007, all outstanding redeemable preferred stock, totaling $11 million, was redeemed.

Liquidity and intercompany loan agreement

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

In addition to the Liquidity Agreement, the Company has an intercompany loan agreement with the Corporation.  The amount of intercompany loans available to the Company is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion.  The Corporation may use commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.  The Company had no amounts outstanding under the intercompany loan agreement at December 31, 2009 and 2008.

Investment sales and purchases

In December 2009, the Company sold investments to AIC.  The Company received proceeds of $28 million for the investments, which included fixed income securities and a bank loan with a fair value on the date of sale of $17 million and $11 million, respectively.  The amortized cost basis of the fixed income securities and bank loan on the date of sale was $46 million and $12 million, respectively.  Since the transfer of the investments was between affiliates under common control, the securities were recorded by the Company at AIC’s amortized cost basis on the date of sale with the difference to fair value recorded as a decrease to retained income of $20 million after-tax ($30 million pre-tax).

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

Capital contributions

In December 2009, the Company received a capital contribution from AIC totaling $447 million, which was recorded as additional capital paid-in on the Consolidated Statements of Financial Position.  The capital contribution included fixed income securities with a fair value and amortized cost basis of $442 million and $424 million, respectively, and accrued investment income of $5 million.  Since the transfer of the fixed income securities was between affiliates under common control, the securities were recorded by the Company at AIC’s amortized cost basis on the date of transfer with the difference between amortized cost and fair value recorded as a decrease to retained income of $16 million after-tax ($18 million pre-tax).

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

  The Company and AIC have a Capital Support Agreement that went into effect in 2007.  Under the terms of this agreement, AIC agrees to provide capital to maintain the amount of statutory capital and surplus necessary to maintain a company action level risk-based capital (“RBC”) ratio of at least 150%.  AIC’s obligation to provide capital to the Company under the agreement is limited to an aggregate amount of $1 billion.  In exchange for providing this capital, the Company will pay AIC an annual commitment fee of 1% of the amount of the Capital and Surplus maximum that remains available on January 1 of such year.  The Company or AIC have the right to terminate this agreement when: 1) the Company qualifies for a financial strength rating from Standard and Poor’s, Moody’s or A.M. Best, without giving weight to the existence of this agreement, that is the same or better than its rating with such support; 2) the Company’s RBC ratio is at least 300%; or 3) AIC no longer directly or indirectly owns at least 50% of the voting stock of the Company.  At December 31, 2009, no capital had been provided by AIC under this agreement.  All capital contributions to the Company subsequent to this agreement going into effect were discretionary and were made by AIC outside of the terms of this agreement.

Postretirement benefit plans

Effective September 30, 2009, the Corporation became the sponsor of a group medical plan and a group life insurance plan to provide covered benefits to certain retired employees (“postretirement benefits”).  Prior to September 30, 2009, AIC was the sponsor of these plans.  In connection with the change in the sponsorship, amounts payable by the Company to the previous plan sponsor, AIC, totaling $22 million were forgiven.  The forgiveness of this liability was recorded as an increase in additional capital paid-in of $17 million and an increase to retained income of $5 million.

5.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
At December 31, 2009
U.S. government and agencies	$3,426	$168	$(13)	$3,581
Municipal	5,578	50	(519)	5,109
Corporate	27,314	1,015	(790)	27,539
Foreign government	1,906	258	(11)	2,153
RMBS	5,596	76	(1,006)	4,666
CMBS	3,390	30	(952)	2,468
ABS	2,616	48	(537)	2,127
Redeemable preferred stock	16	--	(1)	15
Total fixed income securities	$49,842	$1,645	$(3,829)	$47,658

At December 31, 2008
U.S. government and agencies	$2,792	$895	$--	$3,687
Municipal	3,976	28	(696)	3,308
Corporate	27,416	408	(3,555)	24,269
Foreign government	1,652	513	(65)	2,100
RMBS	4,933	62	(1,022)	3,973
CMBS	5,712	10	(1,992)	3,730
ABS	2,639	5	(1,275)	1,369
Redeemable preferred stock	16	--	(6)	10
Total fixed income securities	$49,136	$1,921	$(8,611)	$42,446

Scheduled maturities

The scheduled maturities for fixed income securities are as follows at December 31, 2009:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,387	$1,397
Due after one year through five years	13,773	14,105
Due after five years through ten years	10,606	10,939
Due after ten years	15,864	14,424
	41,630	40,865
RMBS and ABS	8,212	6,793
Total	$49,842	$47,658

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  The CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income for the years ended December 31 is as follows:

($ in millions)	2009	2008	2007
Fixed income securities	$2,595	$3,112	$3,589
Mortgage loans	488	580	552
Equity securities	5	7	4
Limited partnership interests	8	29	87
Short-term investments	13	98	72
Other	(39)	23	171
Investment income, before expense	3,070	3,849	4,475
Investment expense	(96)	(129)	(270)
Net investment income	$2,974	$3,720	$4,205

Realized capital gains and losses

Realized capital gains and losses by security type for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Fixed income securities	$(255)	$(2,004)	$(172)
Mortgage loans	(143)	(90)	(1)
Equity securities	(21)	(29)	6
Limited partnership interests	(283)	(76)	34
Derivatives	357	(815)	(57)
Other	(75)	(38)	(7)
Realized capital gains and losses	$(420)	$(3,052)	$(197)

Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Impairment write-downs (1)	$(1,009)	$(1,227)	$(118)
Change in intent write-downs (2)	(267)	(1,207)	(92)
Net OTTI losses recognized in earnings	(1,276)	(2,434)	(210)
Sales	637	184	70
Valuation of derivative instruments	315	(985)	(63)
Settlement of derivative instruments	41	197	6
EMA LP income (3)	(137)	(14)	--
Realized capital gains and losses	$(420)	$(3,052)	$(197)

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

Gross gains of $931 million, $516 million and $140 million and gross losses of $267 million, $317 million and $191 million were realized on sales of fixed income securities during 2009, 2008 and 2007, respectively.

Other-than-temporary impairment losses by asset type for the year ended December 31, 2009 are as follows:

($ in millions)	Total	Included in OCI	Net
Fixed income securities:
Municipal	$(25)	$--	$(25)
Corporate	(188)	(11)	(199)
Foreign government	(17)	--	(17)
RMBS	(434)	251	(183)
CMBS	(411)	102	(309)
ABS	(201)	(26)	(227)
Total fixed income securities	(1,276)	316	(960)
Mortgage loans	(102)	--	(102)
Equity securities	(29)	--	(29)
Limited partnership interests	(148)	--	(148)
Other	(37)	--	(37)
Other-than-temporary impairment losses	$(1,592)	$316	$(1,276)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income for fixed income securities at December 31, 2009, which were not included in earnings, are presented in the following table.  The amount excludes $136 million of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)
Corporate	$(18)
RMBS	(323)
CMBS	(127)
ABS	(90)
Total	$(558)

A rollforward of the amount recognized in earnings related to credit losses for fixed income securities is presented in the following table.

($ in millions)
Beginning balance of cumulative credit loss for securities held at April 1, 2009	$(1,059)
Additional credit loss for securities previously other-than-temporarily impaired	(111)
Additional credit loss for securities not previously other-than-temporarily impaired	(411)
Reduction in credit loss for securities disposed or collected	773
Reduction in credit loss for securities other-than-temporarily impaired to fair value	--
Change in credit loss due to accretion of increase in cash flows and time value of cash flows for securities previously other-than-temporarily impaired	--
Ending balance at December 31, 2009	$(808)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
At December 31, 2009	value	Gains	Losses	gains (losses)
Fixed income securities (1)	$47,658	$1,645	$(3,829)	$(2,184)
Equity securities	183	31	(7)	24
Short-term investments	1,669	--	--	--
Derivative instruments (2)	(20)	2	(20)	(18)
Unrealized net capital gains and losses, pre-tax				(2,178)
Amounts recognized for:
Insurance reserves (3)				--
DAC and DSI (4)				990
Amounts recognized				990
Deferred income taxes				411

Unrealized net capital gains and losses, after-tax				$(777)

(1)  Unrealized net capital gains and losses for fixed income securities as of December 31, 2009 comprises $(422) million related to unrealized net capital losses on fixed income securities with OTTI and $(1,762) million related to other unrealized net capital gains and losses.

(2)  Included in the fair value of derivative securities are $(2) million classified as assets and $18 million classified as liabilities.

(3)  The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency.  Although the Company evaluates premium deficiencies on the combined performance of life insurance and immediate annuities with life contingencies, the adjustment primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies.

(4)  The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

	Fair	Gross unrealized		Unrealized net
At December 31, 2008	value	Gains	Losses	gains (losses)
Fixed income securities	$42,446	$1,921	$(8,611)	$(6,690)
Equity securities	82	1	(25)	(24)
Short-term investments	3,858	4	(1)	3
Derivative instruments (1)	16	23	(9)	14
Unrealized net capital gains and losses, pre-tax				(6,697)
Amounts recognized for:
Insurance reserves				(378)
DAC and DSI				3,493
Amounts recognized				3,115
Deferred income taxes				1,245

Unrealized net capital gains and losses, after-tax				$(2,337)

(1)  Included in the fair value of derivative securities are $4 million classified as assets and $(12) million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2009	2008	2007
Fixed income securities	$4,506	$(7,139)	$(1,139)
Equity securities	48	(24)	(11)
Short-term investments	(3)	3	--
Derivative instruments	(32)	46	(16)
Total	4,519	(7,114)	(1,166)

Amounts recognized for:
Insurance reserves	378	681	70
DAC and DSI	(2,503)	2,980	467
(Decrease) increase in amounts recognized	(2,125)	3,661	537
Deferred income taxes	(834)	1,200	220
Increase (decrease) in unrealized net capital gains and losses	$1,560	$(2,253)	$(409)

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

For equity securities, the Company considers various factors, including whether the Company has the intent and ability to hold the equity security for a period of time sufficient to recover its cost basis.  Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the equity security’s decline in fair value is considered other than temporary and is recorded in earnings.  For equity securities managed by a third party, the Company has contractually retained its decision making authority as it pertains to selling equity securities that are in an unrealized loss position.

The Company’s portfolio monitoring process includes a quarterly review of all securities through a screening process which identifies instances where the fair value compared to amortized cost for fixed income securities and cost for equity securities is below established thresholds, and also includes the monitoring of other criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security.  Inherent in the Company’s evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition of the issue or issuer and its future earnings potential.  Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; 2) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; and 3) the specific reasons that a security is in a significant unrealized loss position, including overall market conditions which could affect liquidity.

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of Issues	value	losses	losses
At December 31, 2009
Fixed income securities
U.S. government and agencies	27	$1,952	$(13)	--	$--	$--	$(13)
Municipal	144	1,634	(62)	280	1,912	(457)	(519)
Corporate	300	3,979	(131)	398	5,155	(659)	(790)
Foreign government	10	360	(11)	1	1	--	(11)
RMBS	162	604	(14)	310	1,727	(992)	(1,006)
CMBS	19	186	(3)	257	1,796	(949)	(952)
ABS	21	203	(19)	163	1,363	(518)	(537)
Redeemable preferred stock	1	--	--	1	13	(1)	(1)
Total fixed income securities (1)	684	8,918	(253)	1,410	11,967	(3,576)	(3,829)
Equity securities	7	11	(2)	1	13	(5)	(7)
Total fixed income and equity securities	691	$8,929	$(255)	1,411	$11,980	$(3,581)	$(3,836)

Investment grade fixed income securities	650	$8,667	$(191)	1,119	$10,260	$(2,467)	$(2,658)
Below investment grade fixed income securities	34	251	(62)	291	1,707	(1,109)	(1,171)
Total fixed income securities	684	$8,918	$(253)	1,410	$11,967	$(3,576)	$(3,829)

At December 31, 2008
Fixed income securities
Municipal	400	$2,460	$(653)	26	$199	$(43)	$(696)
Corporate	1,282	12,781	(1,779)	446	4,344	(1,776)	(3,555)
Foreign government	43	304	(53)	2	13	(12)	(65)
RMBS	209	1,154	(293)	226	973	(729)	(1,022)
CMBS	289	2,646	(786)	176	901	(1,206)	(1,992)
ABS	61	348	(100)	166	926	(1,175)	(1,275)
Redeemable preferred stock	3	9	(6)	--	--	--	(6)
Total fixed income securities	2,287	19,702	(3,670)	1,042	7,356	(4,941)	(8,611)
Equity securities	39	55	(25)	--	--	--	(25)
Total fixed income and equity securities	2,326	$19,757	$(3,695)	1,042	$7,356	$(4,941)	$(8,636)

Investment grade fixed income securities	2,104	$18,791	$(3,343)	906	$6,757	$(4,481)	$(7,824)
Below investment grade fixed income securities	183	911	(327)	136	599	(460)	(787)
Total fixed income securities	2,287	$19,702	$(3,670)	1,042	$7,356	$(4,941)	$(8,611)

 (1) Gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which the Company has recorded a credit loss in earnings total $16 million for the less than 12 month category and $468 million for the 12 months or greater category.

As of December 31, 2009, $981 million of unrealized losses are related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $981 million, $892 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available, which is consistent with the National Association of Insurance Commissioners (“NAIC”) rating.  Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

As of December 31, 2009, the remaining $2.86 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost.  Investment grade securities comprising $1.77 billion of these unrealized losses were evaluated based on factors such as discounted cash flows, the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent’s bankruptcy.  Of the $2.86 billion, $1.08 billion are related to below investment grade fixed income securities and $5 million are related to equity securities.  Of these amounts, $977 million of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of December 31, 2009.  Unrealized losses on below investment grade securities are principally related to RMBS, ABS and CMBS and were the result of wider credit spreads than at initial purchase which was largely due to the impact of macroeconomic conditions and credit market deterioration on real estate valuations.  Securities in an unrealized loss position were evaluated based on discounted cash flows and credit ratings, as well as the performance of the underlying collateral relative to the securities’ positions in the securities’ respective capital structure.  RMBS and ABS in an unrealized loss position were evaluated with credit enhancements from bond insurers where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying security, as well as with credit enhancements from bond insurers, where applicable.  Unrealized losses on equity securities are primarily related to equity market fluctuations.

As of December 31, 2009, the Company has not made a decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of December 31, 2009, the Company had the intent and ability to hold the equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnership impairment

As of December 31, 2009 and 2008, the carrying value of equity method limited partnership interests totaled $495 million and $627 million, respectively.  The Company recognizes a loss in value for equity method investments when evidence demonstrates that it is other-than-temporarily impaired.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings potential that would justify the carrying amount of the investment.  In 2009, 2008 and 2007, the Company had write-downs of $5 million, $13 million and $9 million, respectively, related to equity method limited partnership interests.

As of December 31, 2009 and 2008, the carrying value for cost method limited partnership interests was $533 million and $560 million, respectively, which primarily included limited partnership interests in fund investments.  The fair value for cost method investments is estimated to be equivalent to the reported net asset value of the underlying funds.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuations of the investments held by limited partnerships; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company uses a screening process to identify those investments whose net asset value is below established thresholds for certain periods of time, and investments that are performing below expectations, for further consideration.  In 2009, 2008 and 2007, the Company had write-downs of $143 million, $53 million and $0.3 million, respectively, related to cost method investments that were other-than-temporarily impaired.

Mortgage loan impairment

A mortgage loan is impaired when it is probable that the Company will not collect the contractual principal and interest.  The net carrying value of impaired loans at December 31, 2009 and 2008 was $377 million and $159 million, respectively.  Total valuation allowances of $94 million and $3 million were held on impaired loans at December 31, 2009 and 2008, respectively.  The Company recognized $96 million and $3 million of realized capital losses related to increases in the valuation allowances on impaired loans for the years ended December 31, 2009 and 2008, respectively.  There were no valuation allowances prior to December 31, 2008.  Realized capital losses recognized on mortgage loans held for sale totaled $6 million, $73 million and $28 million for the years ended December 31, 2009, 2008 and 2007, respectively.

 Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received.  Accrual of income is suspended for mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable.  The Company recognized interest income on impaired loans of $7 million, $6 million and $0.2 million during 2009, 2008 and 2007, respectively.  The average balance of impaired loans was $313 million, $43 million and $3 million during 2009, 2008 and 2007, respectively.

Investment concentration for municipal bond and commercial mortgage portfolios

The Company maintains a diversified portfolio of municipal bonds.  The following table shows the principal geographic distribution of municipal bond issuers represented in the Company’s portfolio.  No other state represents more than 5% of the portfolio at December 31.

(% of municipal bond portfolio carrying value)	2009	2008
California	16.8%	18.3%
Texas	10.2	8.9
New York	7.5	8.9
New Jersey	6.4	7.2
Delaware	6.1	9.3
Illinois	5.6	2.9
Oregon	4.3	5.3
Virginia	3.6	6.0

The Company’s mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States.  Substantially all of the commercial mortgage loans are non-recourse to the borrower.  The following table shows the principal geographic distribution of commercial real estate represented in the Company’s mortgage portfolio.  No other state represented more than 5% of the portfolio at December 31.

(% of commercial mortgage portfolio carrying value)	2009	2008
California	22.9%	21.0%
Illinois	9.3	9.0
New York	6.4	5.8
Pennsylvania	6.0	6.2
New Jersey	6.0	6.1
Texas	5.0	7.0

The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% of commercial mortgage portfolio carrying value)	2009	2008
Office buildings	35.2%	32.5%
Retail	24.4	24.5
Warehouse	22.9	22.6
Apartment complex	12.1	15.5
Other	5.4	4.9
Total	100.0%	100.0%

The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2009 for loans that were not in foreclosure are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2010	74	$923	12.0%
2011	82	1,126	14.6
2012	94	1,076	13.9
2013	71	660	8.5
Thereafter	380	3,946	51.0
Total	701	$7,731	100.0%

In 2009, $741 million of commercial mortgage loans were contractually due.  Of these, 67% were paid as due,  22% were extended generally for less than one year, 9% have been refinanced and 2% were foreclosed or in the process of foreclosure.   As of December 31, 2009, the Company has five loans totaling $49 million that are in foreclosure.  Additionally, the Company has $72 million of delinquent loans that are not in the process of foreclosure.

Concentration of credit risk

At December 31, 2009, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of shareholder’s equity.

Securities loaned

The Company’s business activities include securities lending programs with third parties, mostly large banks.  At December 31, 2009 and 2008, fixed income securities with a carrying value of $434 million and $307 million, respectively, were on loan under these agreements.  In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company’s obligation to return the collateral.  Interest income on collateral, net of fees, was $2 million, $34 million and $11 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Other investment information

Included in fixed income securities are below investment grade assets totaling $2.84 billion and $1.73 billion at December 31, 2009 and 2008, respectively.

At December 31, 2009, fixed income securities and short-term investments with a carrying value of $61 million were on deposit with regulatory authorities as required by law.

At December 31, 2009, the carrying value of fixed income securities that were non-income producing was $3 million.  No other investments were non-income producing at December 31, 2009.

6.  Fair Value of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company principally uses the market approach which generally utilizes market transaction data for the same or similar instruments.  To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies.

The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Assets and liabilities recorded on the Consolidated Statements of Financial Position at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the consolidated financial statements.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented with the host contract in fixed income securities.  As of December 31, 2009, 75.1% of total assets are measured at fair value and 1.0% of total liabilities are measured at fair value.

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

Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Also includes privately placed securities valued using a discounted cash flow model that is widely accepted in the financial services industry and uses market observable inputs and inputs derived principally from, or corroborated by, observable market data.  The primary inputs to the discounted cash flow model include an interest rate curve, as well as published credit spreads for similar assets in markets that are not active that incorporate the credit quality and industry sector of the issuer.

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

Corporate, including privately placed:  Valued based on non-binding broker quotes or based on models that are widely accepted in the financial services industry with certain inputs to the valuation model that are significant to the valuation, but are not market observable.  Equity-indexed notes, which are senior unsecured debt obligations of corporate issuers, are categorized as Level 3 as a result of the significance of non-market observable inputs.

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

•                  Other investments:  Certain OTC derivatives, such as interest rate caps and floors, certain credit default swaps and OTC options (including swaptions), are valued using valuation models that are widely accepted in the financial services industry.  Non-market observable inputs such as volatility assumptions may be significant to the valuation of the instruments.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2009:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2009
Assets:
Fixed income securities:
U.S. government and agencies	$1,596	$1,985	$--		$3,581
Municipal	--	4,363	746		5,109
Corporate	--	25,519	2,020		27,539
Foreign government	--	2,133	20		2,153
RMBS	--	3,614	1,052		4,666
CMBS	--	1,146	1,322		2,468
ABS	--	417	1,710		2,127
Redeemable preferred stock	--	14	1		15
Total fixed income securities	1,596	39,191	6,871		47,658
Equity securities	129	27	27		183
Short-term investments	133	1,536	--		1,669
Other investments:
Free-standing derivatives	--	808	32	$(411)	429
Separate account assets	9,072	--	--		9,072
Other assets	--	--	2		2
Total recurring basis assets	10,930	41,562	6,932	(411)	59,013
Non-recurring basis (1)	--	--	219		219
Total assets at fair value	$10,930	$41,562	$7,151	$(411)	$59,232
% of total assets at fair value	18.4%	70.2%	12.1%	(0.7) %	100.0%

Liabilities:
Contractholder funds:
Derivatives embedded in annuity contracts	$--	$(217)	$(110)		$(327)
Other liabilities:
Free-standing derivatives	(1)	(556)	(85)	$243	(399)
Total liabilities at fair value	$(1)	$(773)	$(195)	$243	$(726)
% of total liabilities at fair value	0.1%	106.5%	26.9%	(33.5) %	100.0%

 (1) Includes $205 million of mortgage loans and $14 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2008
Assets
Fixed income securities:
U.S. government and agencies	$276	$3,411	$--		$3,687
Municipal	--	2,605	703		3,308
Corporate	--	14,402	9,867		24,269
Foreign government	--	2,100	--		2,100
RMBS	--	2,162	1,811		3,973
CMBS	--	3,320	410		3,730
ABS	--	28	1,341		1,369
Redeemable preferred stock	--	9	1		10
Total fixed income securities	276	28,037	14,133		42,446
Equity securities	1	54	27		82
Short-term investments	342	3,516	--		3,858
Other investments:
Free-standing derivatives	--	605	13	$(480)	138
Separate account assets	8,239	--	--		8,239
Other assets	(1)	--	1		--
Total recurring basis assets	8,857	32,212	14,174	(480)	54,763
Non-recurring basis (1)	--	--	244		244
Total assets at fair value	$8,857	$32,212	$14,418	$(480)	$55,007
% of total assets at fair value	16.1%	58.6%	26.2%	(0.9)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$--	$(37)	$(265)		$(302)
Other liabilities:
Free-standing derivatives	--	(1,118)	(106)	$460	(764)
Total liabilities at fair value	$--	$(1,155)	$(371)	$460	$(1,066)
% of total liabilities at fair value	--%	108.4%	34.8%	(43.2)%	100.0%

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

The following table provides a summary of changes in fair value during the year ended December 31, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.  Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table below.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for assets and
	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2009		liabilities still held at December 31, 2009 (3)
Assets
Fixed income securities:
Municipal	$703	$(3)	$31	$(39)	$54	$746		$(1)
Corporate	9,867	18	1,158	(1,591)	(7,432)	2,020		54
Foreign government	--	--	--	30	(10)	20		--
RMBS	1,811	(125)	247	(304)	(577)	1,052		(96)
CMBS	410	(398)	801	(75)	584	1,322		(318)
ABS	1,341	(194)	852	(120)	(169)	1,710		(123)
Redeemable preferred stock	1	--	--	--	--	1		--
Total fixed income securities	14,133	(702)	3,089	(2,099)	(7,550)	6,871		(484)
Equity securities	27	(2)	3	(1)	--	27		(3)
Other investments:
Free-standing derivatives, net	(93)	76	--	(36)	--	(53)	(2)	98
Other assets	1	1	--	--	--	2		1
Total recurring Level 3 assets	$14,068	$(627)	$3,092	$(2,136)	$(7,550)	$6,847		$(388)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(265)	$148	$--	$7	$--	$(110)		$148
Total recurring Level 3 liabilities	$(265)	$148	$--	$7	$--	$(110)		$148

 (1)   The effect to net income totals $(479) million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(719) million in realized capital gains and losses, $89 million in net investment income, $(3) million in interest credited to contractholder funds and $(148) million in contract benefits.

 (2)   Comprises $32 million of assets and $(85) million of liabilities.

 (3)   The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(240) million and are reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(481) million in realized capital gains and losses, $87 million in net investment income, $(6) million in interest credited to contractholder funds, and $(148) million in contract benefits.

The following table provides a summary of changes in fair value during the year ended December 31, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for assets and
	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2008		liabilities still held at December 31, 2008 (3)
Assets
Fixed income securities:
Municipal	$231	$--	$(72)	$(12)	$556	$703		$--
Corporate	11,845	(320)	(1,147)	(1,019)	508	9,867		(367)
Foreign government	--	--	--	(5)	5	--		--
RMBS	3,034	(507)	(511)	(491)	286	1,811		(464)
CMBS	790	(453)	(312)	(391)	776	410		(192)
ABS	2,930	(338)	(987)	(404)	140	1,341		(317)
Redeemable preferred stock	--	1	--	--	--	1		--
Total fixed income securities	18,830	(1,617)	(3,029)	(2,322)	2,271	14,133		(1,340)
Equity securities	61	(3)	(12)	20	(39)	27		(3)
Other investments:
Free-standing derivatives, net	(6)	(125)	--	38	--	(93)	(2)	(37)
Other assets	2	(1)	--	--	--	1		(1)
Total recurring Level 3 assets	$18,887	$(1,746)	$(3,041)	$(2,264)	$2,232	$14,068		$(1,381)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$4	$(270)	$--	$1	$--	$(265)		$(270)
Total recurring Level 3 liabilities	$4	$(270)	$--	$1	$--	$(265)		$(270)

 (1)   The effect to net income totals $(2.02) billion and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(1.83) billion in realized capital gains and losses, $91 million in net investment income, $6 million in interest credited to contractholder funds and $270 million in contract benefits.

 (2)   Comprises $13 million of assets and $(106) million of liabilities.

 (3)   The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(1.65) billion and are reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(1.45) billion in realized capital gains and losses, $75 million in net investment income, $1 million in interest credited to contractholder funds and $270 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	December 31, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$7,780	$6,220	$10,012	$8,700
Limited partnership interests - cost basis	533	521	560	541
Bank loans	359	329	981	675
Notes due from related party	275	233	250	185

The fair value of mortgage loans is based on discounted contractual cash flows or if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of limited partnership interests accounted for on the cost basis is determined using reported net asset values of the underlying funds.  The fair value of bank loans, which are reported in other investments on the Consolidated Statements of Financial Position, are valued based on broker quotes from brokers familiar with the loans and current market conditions.  The fair value of notes due from related party is based on discounted cash flow calculations using current interest rates for instruments with comparable terms.

Financial liabilities

($ in millions)	December 31, 2009		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$39,824	$38,196	$45,989	$42,484
Surplus notes due to related parties	675	611	650	566
Liability for collateral	617	617	340	340

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

7.              Derivative Financial Instruments and Off-balance-sheet Financial Instruments

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

The Company uses derivatives to partially mitigate potential adverse impacts from increases in credit spreads.  Credit default swaps are typically used to mitigate the credit risk within the Company’s fixed income portfolio.  The Company uses foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements and holding foreign currency denominated investments.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis in the Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of December 31, 2009, the Company pledged $9 million of securities and cash in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statements of Financial Position at December 31, 2009.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$45	--	$(3)	$--	$(3)
Foreign currency swap agreements	Other investments	23	--	(2)	--	(2)
Total		$68	--	$(5)	$--	$(5)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,106	--	$57	$61	$(4)
Interest rate cap and floor agreements	Other investments	52	--	2	2	--
Financial futures contracts and options	Other assets	--	404	--	--	--
Equity and index contracts
Options, financial futures and warrants (2)	Other investments	62	19,850	385	385	--
Options, financial futures and warrants	Other assets	--	102	--	--	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	53	--	1	1	--
Embedded derivative financial instruments
Conversion options in fixed income securities	Fixed income securities	315	--	117	117	--
Equity-indexed call options in fixed income securities	Fixed income securities	475	--	89	89	--
Credit default contracts
Credit Default Swaps - Buying Protection	Other investments	83	--	(3)	2	(5)
Credit Default Swaps - Selling Protection	Other investments	14	--	--	--	--
Other contracts
Other contracts	Other investments	75	--	--	--	--
Other contracts	Other assets	6	--	2	2	--
Total		$2,241	20,356	$650	$659	$(9)

Total derivative assets		$2,309	20,356	$645	$659	$(14)

(1)     Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded. (n/a = not applicable)

(2)     In addition to the number of contracts presented in the table, the Company held 837,100 stock warrants. Stock warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

($ in millions, except number of contracts)	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$2,443	--	$(230)	$--	$(230)
Foreign currency swap agreements	Other liabilities & accrued expenses	179	--	(18)	3	(21)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	870	--	231	231	--
Foreign currency and interest rate swap agreements	Contractholder funds	--	--	44	44	--
Total		$3,492	--	$27	$278	$(251)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$6,087	--	$32	$69	$(37)
Interest rate swaption agreements	Other liabilities & accrued expenses	1,000	--	15	15	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,896	--	(16)	9	(25)
Equity and index contracts
Options, financial futures and warrants	Other liabilities & accrued expenses	45	19,946	(213)	3	(216)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	54	--	3	3	--
Foreign currency forwards and options	Other liabilities & accrued expenses	185	--	2	2	--
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,113	--	(66)	--	(66)
Guaranteed withdrawal benefits	Contractholder funds	810	--	(41)	--	(41)
Equity-indexed options in life and annuity product contracts	Contractholder funds	4,321	--	(217)	--	(217)
Other embedded derivative financial instruments	Contractholder funds	85	--	(3)	--	(3)
Credit default contracts
Credit Default Swaps - Buying Protection	Other liabilities & accrued expenses	550	--	(29)	4	(33)
Credit Default Swaps - Selling Protection	Other liabilities & accrued expenses	1,070	--	(60)	6	(66)
Total		$19,216	19,946	$(593)	$111	$(704)

Total derivative liabilities		$22,708	19,946	$(566)	$389	$(955)

Total derivatives		$25,017	40,302	$79

(1)     Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded.  (n/a = not applicable)

The following table summarizes the notional amount, fair value and carrying value of the Company’s derivative financial instruments at December 31, 2008.

($ in millions)			Carrying value
	Notional amount	Fair value	Assets		(Liabilities)
Interest rate contracts
Interest rate swap agreements	$ 10,354	$ (799)	$ 22		$ (821)
Financial futures contracts and options	4,359	(1)	--		(1)
Interest rate cap and floor agreements	5,688	(35)	2		(37)
Total interest rate contracts	20,401	(835)	24		(859)

Equity and index contracts
Options, financial futures, and warrants	5,056	49	97		(48)

Foreign currency contracts
Foreign currency swap agreements	1,233	222	9		213
Foreign currency forwards and options	10	--	--		--
Total foreign currency contracts	1,243	222	9		213

Credit default swaps used for asset replication
Credit default swaps - selling protection	517	(73)	(1)		(72)

Embedded derivative financial instruments
Guaranteed accumulation benefits	985	(147)	--		(147)
Guaranteed withdrawal benefits	744	(119)	--		(119)
Conversion options in fixed income securities	378	90	90		--
Equity-indexed call options in fixed income securities	800	132	132		--
Equity-indexed call options in fixed income securities	4,150	(37)	--		(37)
Other embedded derivative financial instruments	135	1	--		1
Total embedded derivative financial instruments	7,192	(80)	222		(302)

Other derivative financial instruments
Credit default swaps - buying protection	1,145	31	9		22
Other	81	3	3		--
Total other derivative instruments	1,226	34	12		22
Total derivative financial instruments	$ 35,635	$ (683)	$ 363	(1)	$ (1,046)	(2)

(1)     Presented in the Consolidated Statements of Financial Position as $222 million fixed income securities, $138 million other investments and $3 million other assets.

(2)     Presented in the Consolidated Statements of Financial Position as $302 million contractholder funds and $744 million other liabilities and accrued expenses.

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Consolidated Statements of Operations and Comprehensive Income and the Consolidated Statements of Financial Position.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be $3 million during the next twelve months.

($ in millions) Effective portion	Year ended December 31, 2009

Loss recognized in OCI on derivatives during the period	$(35)

Loss recognized in OCI on derivatives during the term of the hedging relationship	$(18)

Gain reclassified from AOCI into income (net investment income)	$2

Loss reclassified from AOCI into income (realized capital gains and losses)	$(3)

Ineffective portion and amount excluded from effectiveness testing

Gain recognized in income on derivatives (realized capital gains and losses)	$--

For cash flow hedges, unrealized net pre-tax (gains) and losses included in accumulated other comprehensive income were $(18) million and $16 million at December 31, 2009 and 2008, respectively.  The net pre-tax changes in accumulated other comprehensive income due to cash flow hedges were $(34) million, $48 million and $(16) million in 2009, 2008 and 2007, respectively.

The following table presents gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2009.

($ in millions)	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$30	$12	$--	$(13)	$29
Foreign currency and interest rate contracts	--	(9)	--	77	68
Subtotal	30	3	--	64	97

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	280	--	--	280
Equity and index contracts	--	--	--	115	115
Embedded derivative financial instruments	--	60	158	(184)	34
Foreign currency contracts	--	3	--	--	3
Credit default contracts	--	14	--	--	14
Other contracts	--	--	--	3	3
Subtotal	--	357	158	(66)	449
Total	$30	$360	$158	$(2)	$546

The hedge ineffectiveness reported in realized capital gains and losses amounted to losses of $1 million, $4 million and $13 million in 2009, 2008 and 2007, respectively.

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2009.

($ in millions)	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$39	$(13)	$--
Net investment income	164	--	--	(164)
Realized capital gains and losses	12	(9)	--	--
Total	$150	$30	$(13)	$(164)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of December 31, 2009, counterparties pledged $168 million in cash to the Company, and the Company pledged $162 million in securities to counterparties which includes $122 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $40 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

Counterparty credit exposure represents the Company’s potential loss if all of the counterparties concurrently fail to perform under the contractual terms of the contracts and all collateral, if any, becomes worthless.  This exposure is measured by the fair value of OTC derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of legally enforceable master netting agreements.

The following table summarizes the counterparty credit exposure by counterparty credit rating at December 31 as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).

($ in millions)	2009				2008
Rating (1)	Number of counter- parties	Notional amount	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount	Credit Exposure (2)	Exposure, net of collateral (2)

AA-	--	$--	$--	$--	1	$236	$5	$5
A+	3	6,666	151	18	2	242	8	8
A	2	1,041	48	17	2	1,730	35	15
A-	1	145	23	23	1	216	25	25
Total	6	$7,852	$222	$58	6	$2,424	$73	$53

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.

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

The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position as of December 31, 2009, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)

Gross liability fair value of contracts containing credit-risk-contingent features	$386
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(233)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(122)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$31

Credit derivatives - selling protection

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2009:

($ in millions)	Notional amount Credit rating underlying notional
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$65	$41	$15	$171	$(5)
High yield debt	--	--	--	8	8	--
Municipal	25	--	--	--	25	(4)
Subtotal	75	65	41	23	204	(9)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(27)
First-to-default
Investment grade corporate debt	--	45	15	--	60	--
Municipal	20	135	--	--	155	(28)
Subtotal	20	180	15	65	280	(55)
Index
Investment grade corporate debt	14	159	408	19	600	4
Total	$109	$404	$464	$107	$1,084	$(60)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2008:

($ in millions)	Notional amount Credit rating underlying notional
	AAA	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$10	$--	$115	$91	$--	$216	$(10)
High yield debt	--	--	--	--	6	6	(3)
Municipal	--	25	--	--	--	25	(11)
Sovereign	--	--	--	20	5	25	(1)
Subtotal	10	25	115	111	11	272	(25)
Baskets
First-to-default
Investment grade corporate debt	--	--	30	60	--	90	(5)
Municipal	--	120	35	--	--	155	(43)
Subtotal	--	120	65	60	--	245	(48)
Total	$10	$145	$180	$171	$11	$517	$(73)

In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default (“FTD”) structure or a specific tranche of a basket, or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement.  With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the referenced entity’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed.  With a FTD basket or a tranche of a basket, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names.  CDX index is utilized to take a position on multiple (generally 125) reference entities.  Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference credit.  If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement.  In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset.  When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at time of settlement.  When a credit event occurs in a tranche of a basket, there is no impact to the Company until cumulative losses in the basket exceed the contractual subordination.  To date, realized losses have not exceeded the subordination.  For CDX index, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration.  The maximum payout on a CDS is the contract notional amount.  A physical settlement may afford the Company with recovery rights as the new owner of the asset.

The Company monitors risk associated with credit derivatives through individual name credit limits at both a credit derivative and a combined cash instrument/credit derivative level.  The ratings of individual names for which protection has been sold are also monitored.

Off-balance-sheet financial instruments and unconsolidated investments in VIEs

The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

($ in millions)	2009		2008
	Contractual amount	Fair value	Contractual amount	Fair value
Commitments to invest in limited partnership interests	$802	$--	$1,075	$--
Commitments to invest - other	3	--	2	--
Commitments to extend mortgage loans	3	--	3	--
Private placement commitments	7	--	--	--

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

In 2006, the Company participated in the establishment of an investment management variable interest entity (“VIE”) that holds assets under the management of Allstate Investment Management Company, an unconsolidated affiliate of the Company, on behalf of unrelated third party investors.  The VIE had assets primarily consisting of investment securities and cash totaling $398 million and liabilities primarily consisting of long-term debt totaling $371 million at December 31, 2009.  The Company does not consolidate the VIE because it is not the primary beneficiary.  The Company’s maximum loss exposure related to the VIE is the amortized cost of its investment, which was zero at December 31, 2009.

8.              Reserve for Life-Contingent Contract Benefits and Contractholder Funds

At December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2009	2008
Immediate fixed annuities:
Structured settlement annuities	$6,406	$6,628
Other immediate fixed annuities	2,043	2,101
Traditional life insurance	2,662	2,538
Accident and health	1,053	920
Other	92	69
Total reserve for life-contingent contract benefits	$12,256	$12,256

The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method

Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 1.3% to 9.9%	Present value of contractually specified future benefits

Other immediate fixed annuities

1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications; 1983 individual annuity mortality table with internal modifications

		Interest rate assumptions range from 1.0% to 11.5%	Present value of expected future benefits based on historical experience

Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 4.0% to 11.3%	Net level premium reserve method using the Company’s withdrawal experience rates

Accident and health	Actual company experience plus loading		Unearned premium; additional contract reserves for mortality risk

Other: Variable annuity guaranteed minimum death benefits (1)	100% of Annuity 2000 mortality table	Interest rate assumptions range from 4.5% to 5.5%	Projected benefit ratio applied to cumulative assessments

(1)

In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively “Prudential”).

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies.  A liability of $378 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2008.  The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.  The liability is zero as of December 31, 2009.

At December 31, contractholder funds consist of the following:

($ in millions)	2009	2008
Interest-sensitive life insurance	$9,662	$9,308
Investment contracts:
Fixed annuities	36,030	37,625
Funding agreements backing medium-term notes	4,699	9,314
Other investment contracts	459	533
Total contractholder funds	$50,850	$56,780

The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/surrender charges

Interest-sensitive life insurance	Interest rates credited range from 2.0% to 6.0%	Either a percentage of account balance or dollar amount grading off generally over 20 years

Fixed annuities	Interest rates credited range from 0.5% to 9.9% for immediate annuities and 0% to 16% for other fixed annuities (which include equity-indexed annuities whose returns are indexed to the S&P 500)

Either a declining or a level percentage charge generally over nine years or less. Additionally, approximately 28.1% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Funding agreements backing medium-term notes	Interest rates credited range from 0% to 6.5% (excluding currency-swapped medium-term notes)	Not applicable

Other investment contracts: Guaranteed minimum income, accumulation and withdrawal benefits on variable annuities(1) and secondary guarantees on interest-sensitive life insurance and fixed annuities	Interest rates used in establishing reserves range from 1.8% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract

(1)	In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.

Contractholder funds include funding agreements held by VIEs issuing medium-term notes.  The VIEs are Allstate Life Funding, LLC, Allstate Financial Global Funding, LLC, Allstate Life Global Funding and Allstate Life Global Funding II, and their primary assets are funding agreements used exclusively to back medium-term note programs.

Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2009	2008
Balance, beginning of year	$56,780	$60,464
Deposits	3,327	9,286
Interest credited	1,974	2,350
Benefits	(1,553)	(1,701)
Surrenders and partial withdrawals	(4,086)	(4,329)
Maturities and retirements of institutional products	(4,773)	(8,599)
Contract charges	(860)	(819)
Net transfers from separate accounts	11	19
Fair value hedge adjustments for institutional products	25	(56)
Other adjustments	5	165
Balance, end of year	$50,850	$56,780

The Company offered various guarantees to variable annuity contractholders.  Liabilities for variable contract guarantees related to death benefits are included in the reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the Consolidated Statements of Financial Position.  All liabilities for variable contract guarantees are reported on a gross

basis on the balance sheet with a corresponding reinsurance recoverable asset for those contracts subject to reinsurance.   In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives.  The account balances of variable annuities contracts’ separate accounts with guarantees included $7.93 billion and $7.07 billion of equity, fixed income and balanced mutual funds and $568 million and $730 million of money market mutual funds at December 31, 2009 and 2008, respectively.

The table below presents information regarding the Company’s variable annuity contracts with guarantees.  The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	December 31,
	2009	2008
In the event of death
Separate account value	$8,496	$7,802
Net amount at risk (1)	$2,153	$3,971
Average attained age of contractholders	65 years	64 years

At annuitization (includes income benefit guarantees)
Separate account value	$2,101	$1,846
Net amount at risk (2)	$906	$1,459
Weighted average waiting period until annuitization options available	3 years	4 years

For cumulative periodic withdrawals
Separate account value	$786	$718
Net amount at risk (3)	$42	$159

Accumulation at specified dates
Separate account value	$1,113	$984
Net amount at risk (4)	$97	$223
Weighted average waiting period until guarantee date	8 years	9 years

(1)	Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(2)	Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.

(3)	Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance at the balance sheet date.

(4)	Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.

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

The following table summarizes the liabilities for guarantees:

($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance at December 31, 2008 (1)	$115	$219	$266	$600
Less reinsurance recoverables	81	200	266	547
Net balance at December 31, 2008	34	19	--	53
Incurred guaranteed benefits	13	--	1	14
Paid guarantee benefits	(1)	--	--	(1)
Net change	12	--	1	13
Net balance at December 31, 2009	46	19	1	66
Plus reinsurance recoverables	109	268	107	484
Balance, December 31, 2009 (2)	$155	$287	$108	$550

Balance at December 31, 2007 (3)	$145	$45	$--	$190
Less reinsurance recoverables	121	26	--	147
Net balance at December 31, 2007	24	19	--	43
Incurred guaranteed benefits	11	--	--	11
Paid guarantee benefits	(1)	--	--	(1)
Net change	10	--	--	10
Net balance at December 31, 2008	34	19	--	53
Plus reinsurance recoverables	81	200	266	547
Balance, December 31, 2008 (1)	$115	$219	$266	$600

(1)

Included in the total liability balance at December 31, 2008 are reserves for variable annuity death benefits of $67 million, variable annuity income benefits of $200 million, variable annuity accumulation benefits of $147 million, variable annuity withdrawal benefits of $119 million and other guarantees of $67 million.

(2)

Included in the total liability balance at December 31, 2009 are reserves for variable annuity death benefits of $92 million, variable annuity income benefits of $269 million, variable annuity accumulation benefits of $66 million, variable annuity withdrawal benefits of $41 million and other guarantees of $82 million.

(3)

Included in the total liability balance at December 31, 2007 are reserves for variable annuity death benefits of $111 million, variable annuity income benefits of $23 million, variable annuity accumulation benefits of $(0.4) million and other guarantees of $56 million.

9.              Reinsurance

The Company reinsures certain of its risks to other insurers primarily under yearly renewable term, coinsurance, and modified coinsurance agreements.  These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments.  Modified coinsurance is similar to coinsurance, except that the cash and investments that support the liability for contract benefits are not transferred to the assuming company and settlements are made on a net basis between the companies.  The Company cedes 100% of the morbidity risk on substantially all of its long-term care contracts.  The Company cedes specified percentages of the mortality risk on certain life policies, depending upon the issue date and product, to a pool of fourteen unaffiliated reinsurers.  Beginning in July 2007, for new life insurance contracts, the Company ceded the mortality risk associated with coverage in excess of $3 million per life for contracts issued to individuals age 70 and over, and ceded the mortality risk associated with coverage in excess of $5 million per life for most other contracts.  Also beginning in July 2007, for certain large contracts that meet specific criteria, the Company’s retention limit was increased to $10 million per life.  In the period prior to July 2007, but subsequent to August 1998, the Company ceded the mortality risk associated with coverage in excess of $2 million per life, except in 2006 in certain instances when specific criteria were met, it ceded the mortality risk associated with coverage in excess of $5 million per life.

For business sold prior to September 1998, the Company ceded mortality risk in excess of specific amounts up to $1 million for individual life.

In addition, the Company has used reinsurance to effect the acquisition or disposition of certain blocks of business.  The Company had reinsurance recoverables of $1.51 billion and $1.57 billion at December 31, 2009 and 2008, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements.  In 2009, premiums and contract charges of $170 million, contract benefits of $44 million, interest credited to contractholder funds of $27 million, and operating costs and expenses of $28 million were ceded to Prudential.  In 2008, premiums and contract charges of $238 million, contract benefits of $467 million, interest credited to contractholder funds of $36 million, and operating costs and expenses of $47 million were ceded to Prudential.  In 2007, premiums and contract charges of $317 million, contract benefits of $59 million, interest credited to contractholder funds of $43 million, and operating costs and expenses of $72 million were ceded to Prudential.  In addition, as of December 31, 2009 and 2008, the Company had reinsurance recoverables of $175 million and $181 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance), and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

As of December 31, 2009, the gross life insurance in force was $532.60 billion of which $251.89 billion was ceded to the unaffiliated reinsurers.

The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Premiums and contract charges
Direct	$2,215	$2,275	$2,342
Assumed
Affiliate	102	70	16
Non-affiliate	22	25	26
Ceded-non-affiliate	(806)	(874)	(940)
Premiums and contract charges, net of reinsurance	$1,533	$1,496	$1,444

The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Contract benefits
Direct	$1,915	$2,428	$1,973
Assumed
Affiliate	66	42	10
Non-affiliate	22	26	27
Ceded-non-affiliate	(601)	(1,099)	(646)
Contract benefits, net of reinsurance	$1,402	$1,397	$1,364

The effects of reinsurance on interest credited to contractholder funds for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Interest credited to contractholder funds
Direct	$2,085	$2,373	$2,644
Assumed
Affiliate	11	11	13
Non-affiliate	12	15	18
Ceded-non-affiliate	(32)	(43)	(47)
Interest credited to contractholder funds, net of reinsurance	$2,076	$2,356	$2,628

Reinsurance recoverables at December 31 are summarized in the following table.

($ in millions)	Reinsurance recoverable on paid and unpaid benefits
	2009	2008
Annuities	$1,667	$1,734
Life insurance	1,528	1,465
Long-term care	732	630
Other	89	94
Total	$4,016	$3,923

At both December 31, 2009 and 2008, approximately 93% of the Company’s reinsurance recoverables are due from companies rated A- or better by S&P.

10.       Deferred Policy Acquisition and Sales Inducement Costs

Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Balance, beginning of year	$6,701	$3,905	$3,485
Impact of adoption of new OTTI accounting guidance before unrealized impact (1)	(176)	--	--
Impact of adoption of new OTTI accounting guidance effect of unrealized capital gains and losses (2)	176	--	--
Reinsurance assumed (3)	--	32	--
Impact of adoption of new internal replacements accounting guidance (4)	--	--	(11)
Acquisition costs deferred	403	596	547
Amortization charged to income	(888)	(643)	(518)
Effect of unrealized gains and losses	(2,552)	2,811	402
Balance, end of year	$3,664	$6,701	$3,905

(1)

The adoption of new OTTI accounting guidance on April 1, 2009 resulted in an adjustment to DAC to reverse previously recorded DAC accretion related to realized capital losses that were reclassified to other comprehensive income upon adoption.

(2)

The adoption of new OTTI accounting guidance resulted in an adjustment to DAC due to the change in unrealized capital gains and losses that occurred upon adoption on April 1, 2009 when previously recorded realized capital losses were reclassified to other comprehensive income. The adjustment was recorded as an increase of the DAC balance and unrealized capital gains and losses.

(3)	In 2008, DAC increased as a result of a reinsurance transaction with AHL (see Note 4).

(4)

The adoption of new accounting guidance related to internal replacements resulted in an $11 million adjustment to unamortized DAC related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral.

DSI activity, which primarily relates to fixed annuities, for the years ended December 31 was as follows:

($ in millions)	2009	2008	2007
Balance, beginning of year	$453	$295	$225
Impact of adopting new OTTI accounting guidance before unrealized impact (1)	(35)	--	--
Impact of adopting new OTTI accounting guidance effect of unrealized capital gains and losses (2)	35	--	--
Impact of adoption of new internal replacements accounting guidance (3)	--	--	(2)
Sales inducements deferred	28	47	64
Amortization charged to income	(129)	(53)	(57)
Effect of unrealized gains and losses	(157)	164	65
Balance, end of year	$195	$453	$295

(1)

The adoption of new OTTI accounting guidance on April 1, 2009 resulted in an adjustments to DSI to reverse previously recorded DSI accretion related to realized capital losses that were reclassified to other comprehensive income upon adoption.

(2)

The adoption of new OTTI accounting guidance resulted in an adjustment to DSI due to the change in unrealized capital gains and losses that occurred upon adoption on April 1, 2009 when previously recorded realized capital losses were reclassified to other comprehensive income. The adjustment was recorded as an increase of the DSI balance and unrealized capital gains and losses.

(3)

The adoption of new accounting guidance related to internal replacements resulted in a $2 million adjustment to unamortized DSI related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral.

11.       Commitments, Guarantees and Contingent Liabilities

Guaranty funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.  Amounts assessed to each company are typically related to its proportion of business written in each state.  The Company’s policy is to accrue a guaranty fund assessment when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency and the amount of the loss is reasonably estimable.  In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction.  In certain states there must also be a final order of liquidation.  As of December 31, 2009 and 2008, the liability balance included in other liabilities and accrued expenses was $29 million and $30 million, respectively.  The related premium tax offsets included in other assets were $28 million and $29 million as of December 31, 2009 and 2008, respectively.

The New York Liquidation Bureau (the “Bureau”) has publicly reported that Executive Life Insurance Company of New York (“Executive Life”) is currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan. However, Executive Life does not have a liquidity problem at this time, and an order of liquidation has not been sought by the Bureau.  The current publicly available estimated shortfall from the Bureau is $1.27 billion.

If Executive Life were to be declared insolvent in the future, the Company may have exposure to future guaranty fund assessments.  The Company’s exposure will ultimately depend on the level of guaranty fund system participation, as well as the viability of a plan of the Bureau to obtain voluntary contributions, primarily from the original insurance companies that acquired structured settlement annuity contracts from Executive Life.  New York law currently contains an aggregate limit on guaranty funds under the Life Insurance Corporation of New York of $500 million, of which approximately $40 million has been used.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future premium taxes.  The Company’s average market share for New York, based on assessable premiums, was approximately 3.1% in 2009.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $160 million at December 31,

2009.  The obligations associated with these fixed income securities expire at various dates during the next five years.

Related to the disposal through reinsurance of substantially all of the Company’s variable annuity business to Prudential Financial, Inc. and its subsidiary in 2006, the Company and the Corporation have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and liabilities specifically excluded from the transaction) that the Company has agreed to retain.  In addition, the Company and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and its agents, including in connection with the Company’s provision of transition services.  The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of December 31, 2009.

Regulation and Compliance

The Company is subject to changing social, economic and regulatory conditions.  From time to time, regulatory authorities or legislative bodies seek to impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry.  The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting.  The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies.  As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies.  Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred.  The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.

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

•       These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court granted AIC’s motions for summary judgment.  Following plaintiffs’ filing of a notice of appeal, the U.S. Court of Appeals for the Third Circuit (“Third Circuit”) issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time.  In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Third Circuit along with the merits of the appeal.  In July 2009, the Third Circuit vacated the decision which granted AIC’s summary judgment motions, remanded the cases to the trial court for additional discovery, and directed that the cases be reassigned to another trial court judge.

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

12.       Income Taxes

ALIC and its domestic subsidiaries (the “Allstate Life Group”) join with the Corporation (the “Allstate Group”) in the filing of a consolidated federal income tax return and are party to a federal income tax allocation agreement (the “Allstate Tax Sharing Agreement”).  Under the Allstate Tax Sharing Agreement, the Allstate Life Group pays to or receives from the Corporation the amount, if any, by which the Allstate Group’s federal income tax liability is affected by virtue of inclusion of the Allstate Life Group in the consolidated federal income tax return.  Effectively, this results in the Allstate Life Group’s annual income tax provision being computed, with adjustments, as if the Allstate Life Group filed a separate return.

The Internal Revenue Service (“IRS”) is currently examining the Allstate Group’s 2007 and 2008 federal income tax returns.  The IRS has completed its examination of the Allstate Group’s federal income tax returns filed for 2005-2006 and the case is under consideration at the IRS Appeals Office.  The Allstate Group’s tax years prior to 2005 have been examined by the IRS and the statute of limitations has expired on those years.  Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

The Company had no liability for unrecognized tax benefits at December 31, 2009 or 2008, and believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months.  No amounts have been accrued for interest or penalties.

The components of the deferred income tax assets and liabilities at December 31 are as follows:

($ in millions)	2009	2008
Deferred assets
Unrealized net capital losses	$422	$1,254
Life and annuity reserves	309	306
Difference in tax bases of investments	31	381
Net operating loss carryforward	--	208
Other assets	34	43
Total deferred assets	796	2,192
Valuation allowance	--	(9)
Net deferred assets	796	2,183
Deferred liabilities
DAC	(569)	(790)
Other liabilities	(24)	(11)
Total deferred liabilities	(593)	(801)
Net deferred asset	$203	$1,382

Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.  The valuation allowance for deferred tax assets decreased by $9 million in 2009.

The components of income tax (benefit) expense for the years ended December 31 are as follows:

($ in millions)	2009	2008	2007
Current	$(426)	$(640)	$111
Deferred (including $208 million tax benefit of operating loss carryforward in 2008)	314	(306)	69
Total income tax (benefit) expense	$(112)	$(946)	$180

Income tax benefit for the year ended December 31, 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax benefit.  The release of the valuation allowance is related to the reversal of previously recorded other-than-temporary impairment write-downs that would not have been recorded under the new OTTI accounting guidance.

The Company received refunds of $515 million and $118 million in 2009 and 2008, respectively and paid income taxes of $68 million in 2007.  The Company had a current income tax receivable of $440 million and $529 million at December 31, 2009 and 2008, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2009	2008	2007
Statutory federal income tax rate - (benefit) expense	(35.0)%	(35.0)%	35.0%
Dividends received deduction	(1.6)	(0.5)	(2.7)
Tax credits	(0.5)	(0.2)	(2.3)
Other	(0.7)	(0.2)	0.4
Valuation allowance	20.8	--	--
Effective income tax rate - (benefit) expense	(17.0)%	(35.9)%	30.4%

13.       Capital Structure

Debt outstanding

All of the Company’s outstanding debt as of December 31, 2009 and 2008 relates to intercompany obligations. These obligations reflect surplus notes due to related parties and are discussed in Note 4 to the consolidated financial statements.  The Company paid $14 million, $13 million and $21 million of interest on debt in 2009, 2008 and 2007, respectively.

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

Statutory net (loss) income of ALIC and its insurance subsidiaries for 2009, 2008 and 2007 was $(929) million, $(1.98) billion and $172 million, respectively.  Statutory capital and surplus was $3.47 billion and $3.25 billion as of December 31, 2009 and 2008, respectively.

There are no permitted practices utilized as of December 31, 2009.

As of December 31, 2008, the commissioner of the Illinois Department of Insurance permitted ALIC to record its market value adjusted annuity assets and liabilities at book value pursuant to the Illinois Insurance Code which provides an alternative from market value accounting with approval of the commissioner. This accounting practice increased statutory capital and surplus by $1.24 billion at December 31, 2008 over what it would have been had the permitted practice not been allowed.

As of December 31, 2008, the commissioner of the Illinois Department of Insurance permitted ALIC to admit deferred tax assets that were expected to be realized within three years of the balance sheet date limited to 15% of statutory capital and surplus, instead of deferred tax assets that were expected to be realized within one year of the balance sheet date limited to 10% of statutory capital and surplus.  This accounting practice increased statutory capital and surplus by $140 million at December 31, 2008 over what it would have been had the permitted practice not been allowed.

Dividends

The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements of ALIC, receipt of dividends from its subsidiaries and other relevant factors.  The payment of shareholder dividends by ALIC to AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months.  The amount of dividends is further limited to the amount of unassigned funds, which is the portion of statutory capital and surplus out of which dividends can be paid.  ALIC paid no dividends in 2009 or 2008.  During 2010, ALIC will not be able to pay dividends without prior Illinois Department of Insurance approval since it does not have unassigned funds out of which to pay.  As of December 31, 2009, ALIC’s unassigned funds reflected a deficit position of $486 million.

Notification and approval of intercompany lending activities is also required by the Illinois Department of Insurance for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

15.       Benefit Plans

Pension and other postretirement plans

Defined benefit pension plans, sponsored by AIC, cover most full-time employees, certain part-time employees and employee-agents.  Benefits under the pension plans are based upon the employee’s length of service and eligible annual compensation.  A cash balance formula was added to the Allstate Retirement Plan effective January 1, 2003.  All eligible employees hired before August 1, 2002 were provided with a one-time opportunity to choose between the cash balance formula and the final average pay formula.  The cash balance formula applies to all eligible employees hired after August 1, 2002.  The allocated cost to the Company for the pension plans in 2009, 2008 and 2007 was $14 million, $16 million and $24 million, respectively.

The Corporation provides certain health care subsidies for eligible employees hired before January 1, 2003 when they retire and their eligible dependents and certain life insurance benefits for eligible employees hired before January 1, 2003 when they retire (“postretirement benefits”).  Qualified employees may become eligible for these benefits if they retire in accordance with the Corporation’s established retirement policy and are continuously insured under the Corporation’s group plans or other approved plans in accordance with the plan’s participation requirements.  The Corporation shares the cost of retiree medical benefits with non Medicare-eligible retirees based on years of service, with the Corporation’s share being subject to a 5% limit on annual medical cost inflation after retirement.  During 2009, the Corporation decided to change its approach for delivering benefits to Medicare-eligible retirees.  The Corporation will no longer offer medical benefits for Medicare-eligible retirees but will instead provide a fixed company contribution (based on years of service and other factors), which is not subject to adjustments for inflation.  The allocated cost to the Company was $2 million, $4 million and $6 million for postretirement benefits other than pension plans in 2009, 2008 and 2007, respectively.

AIC and the Corporation have reserved the right to modify or terminate their benefit plans at any time and for any reason.

Allstate 401(k) Savings Plan

Employees of AIC are eligible to become members of the Allstate 401(k) Savings Plan.  The Corporation’s contributions are based on the Corporation’s matching obligation and certain performance measures. The allocated cost to the Company for the 401(k) Savings Plan was $8 million, $6 million and $12 million in 2009, 2008 and 2007, respectively.

16.       Other Comprehensive Income

The components of other comprehensive income (loss) on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2009			2008			2007
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- Tax
Unrealized net holding gains (losses) arising during the period, net of related offsets	$2,570	$(896)	$1,674	$(5,525)	$1,925	$(3,600)	$(492)	$172	$(320)
Less: reclassification adjustment of realized capital gains and losses	(346)	121	(225)	(2,072)	725	(1,347)	137	(48)	89
Unrealized net capital gains and losses	2,916	(1,017)	1,899	(3,453)	1,200	(2,253)	(629)	220	(409)
Other comprehensive income (loss)	$2,916	$(1,017)	$1,899	$(3,453)	$1,200	$(2,253)	$(629)	$220	$(409)

17.  Quarterly Results (unaudited)

($ in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Revenues	$1,139	$916	$1,254	$362	$865	$710	$829	$176
Net loss	(336)	(115)	--	(368)	(57)	(184)	(154)	(1,023)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, Illinois

We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder’s Equity, and Cash Flows for each of the three years in the period ended December 31, 2009.  Our audits also included the consolidated financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its recognition and presentation for other-than-temporary impairments of debt securities in 2009.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 12, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 14.  Principal Accounting Fees and Services

(1), (2), (3) and (4) Disclosure of fees -

The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2009 and 2008.

	2009	2008 (d)
Audit fees (a)	$2,895,500	$3,429,870
Audit related fees (b)	188,130	260,286
All other fees (c)	9,680	40,000
Total fees	$3,093,310	$3,730,156

(a)

Fees for audits of annual financial statements, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents and review of documents filed with the Securities and Exchange Commission.

(b)	Audit related fees relate primarily to professional services such as accounting consultations relating to new accounting standards and are set forth below.

	2009	2008
Adoption of new accounting standards	$105,025	$152,132
Investment related research	36,605	65,236
Other	46,500	42,918
Audit related fees	$188,130	$260,286

(c)	All other fees relate to benchmarking studies and coordination of work for departments of insurance exams.

(d)

Total fees for 2008 have been adjusted to reflect a reduction in audit related fees totaling $31,520, including $30,000 in fees recovered from outside parties and certain other adjustments totaling $1,520.

(5)(i) and (ii) Audit Committee’s pre-approval policies and procedures -

The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life.  Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99 – The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant’s Services (the “Pre-Approval Policy”).  In addition, in 2005 the Audit Committee of Allstate Life adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life.  All of the services provided by Deloitte & Touche LLP to Allstate Life in 2008 and 2009 were approved by The Allstate Corporation and Allstate Life Audit Committees.

Part IV

Item 15. (a) (1) Exhibits and Financial Statement Schedules

The following consolidated financial statements, notes thereto and related information of Allstate Life Insurance Company (the “Company”) are included in Item 8.

Consolidated Statements of Operations and Comprehensive Income

Consolidated Statements of Financial Position

Consolidated Statements of Shareholder’s Equity

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

3(i)

Articles of Amendment to the Articles of Incorporation of Allstate Life Insurance Company dated December 29, 1999. Incorporated herein by reference to Exhibit 3.1 to Allstate Life Insurance Company’s Form 10 filed on April 24, 2002.

3(ii)

Amended and Restated By-Laws of Allstate Life Insurance Company effective March 15, 2007. Incorporated herein by reference to Exhibit 3(ii) to Allstate Life Insurance Company’s Current Report on Form 8-K filed March 20, 2007.

4	See Exhibits 3 (i) and 3 (ii).

10.1

Form of Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2004. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.2

Form of Amendment No. 1 to Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2009. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed February 17, 2010.

10.3

Letter Agreement between Allstate Insurance Company, The Allstate Corporation and certain affiliates, including Allstate Life Insurance Company, effective December 1, 2007. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed May 23, 2008.

10.4

New York Insurer Supplement to Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation, Allstate Life Insurance Company of New York and Intramerica Life Insurance Company, effective March 5, 2005. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005.

10.5

Selling Agreement between Allstate Life Insurance Company, ALFS, Inc. (f/k/a Allstate Life Financial Services, Inc.) and Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.) effective July 26, 1999. Incorporated herein by reference to Exhibit 10.6 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2003.

10.6

Amendment effective August 1, 1999 to Selling Agreement between Allstate Life Insurance Company, ALFS, Inc. and Allstate Financial Services, LLC effective July 26, 1999. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2004.

10.7

Amendment effective September 28, 2001 to Selling Agreement between Allstate Life Insurance Company, ALFS, Inc. and Allstate Financial Services, LLC effective July 26, 1999.  Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2004.

10.8

Amendment effective February 15, 2002 to Selling Agreement between Allstate Life Insurance Company, ALFS, Inc. and Allstate Financial Services, LLC effective July 26, 1999.  Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2004.

10.9

Amendment effective April 21, 2003 to Selling Agreement between Allstate Life Insurance Company, ALFS, Inc. and Allstate Financial Services, LLC effective July 26, 1999. Incorporated herein by reference to Exhibit 10.4 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2004.

10.10

Selling Agreement between Allstate Life Insurance Company of New York, ALFS, Inc. and Allstate Financial Services, LLC effective May 1, 2005. Incorporated herein by reference to Exhibit 10.7 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2003.

10.11

Selling Agreement between Lincoln Benefit Life Company, ALFS, Inc. (f/k/a Allstate Life Financial Services, Inc.) and Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.) effective August 2, 1999. Incorporated herein by reference to Exhibit 10.8 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2003.

10.12

First Amendment to Marketing Coordination and Administrative Services Agreement among Allstate Life Insurance Company, Allstate Financial Services, LLC and Allstate Insurance Company dated January 1, 2006.  Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.13

Marketing Coordination and Administrative Services Agreement among Allstate Insurance Company, Allstate Life Insurance Company and Allstate Financial Services, LLC effective January 1, 2003. Incorporated herein by reference to Exhibit 10.9 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2003.

10.14

Form of Investment Management Agreement among Allstate Investments, LLC, Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2007. Incorporated herein by reference to Exhibit 10.12 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.15

Investment Advisory Agreement by and between Allstate Insurance Company and Intramerica Life Insurance Company effective July 1, 1999. Incorporated herein by reference to Exhibit 10.29 to Allstate Life Insurance Company’s Form 10 filed on April 24, 2002.

10.16

Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company, effective July 1, 2005. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2005.

10.17

Assignment and Assumption Agreement dated as of January 1, 2002 among Allstate Insurance Company, Allstate Investments, LLC and Intramerica Life Insurance Company. Incorporated herein by reference to Exhibit 10.30 to Allstate Life Insurance Company’s Form 10 filed on April 24, 2002.

10.18

Investment Advisory Agreement and Amendment to Service Agreement as of January 1, 2002 between Allstate Insurance Company, Allstate Investments, LLC and Allstate Life Insurance Company of New York. Incorporated herein by reference to Exhibit 10.31 to Allstate Life Insurance

Company’s Form 10 filed on April 24, 2002.

10.19

Cash Management Services Master Agreement between Allstate Insurance Company and Allstate Bank (f/k/a Allstate Federal Savings Bank) dated March 16, 1999. Incorporated herein by reference to Exhibit 10.32 to Allstate Life Insurance Company’s Form 10 filed on April 24, 2002.

10.20

Amendment No. 1 effective January 5, 2001 to Cash Management Services Master Agreement between Allstate Insurance Company and Allstate Bank dated March 16, 1999. Incorporated herein by reference to Exhibit 10.33 to Allstate Life Insurance Company’s Form 10 filed on April 24, 2002.

10.21

Amendment No. 2 entered into November 8, 2002 to the Cash Management Services Master Agreement between Allstate Insurance Company, Allstate Bank and Allstate Motor Club, Inc. dated March 16, 1999.  Incorporated herein by reference to Exhibit 10.19 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.22

Premium Depository Service Supplement dated as of September 30, 2005 to Cash Management Services Master Agreement between Allstate Insurance Company, Allstate Bank, Allstate Motor Club, Inc. and certain other parties. Incorporated herein by reference to Exhibit 10.20 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.23

Variable Annuity Service Supplement dated November 10, 2005 to Cash Management Services Agreement between Allstate Bank, Allstate Life Insurance Company of New York and certain other parties.  Incorporated herein be reference to Exhibit 10.21 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.24

Sweep Agreement Service Supplement dated as of October 11, 2006 to Cash Management Services Master Agreement between Allstate Life Insurance Company, Allstate Bank, Allstate Motor Club, Inc. and certain other companies. Incorporated herein by reference to Exhibit 10.22 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.25

Agent Access Agreement among Allstate Insurance Company, Allstate New Jersey Insurance Company, Allstate Life Insurance Company and Allstate Bank effective January 1, 2002. Incorporated herein by reference to Exhibit 10.17 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2003.

10.26

Form of Tax Sharing Agreement among The Allstate Corporation and certain affiliates dated as of November 12, 1996. Incorporated herein by reference to Exhibit 10.24 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.27

Surplus Note Purchase Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective, August 1, 2005.  Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2005.

10.28

Intercompany Loan Agreement among The Allstate Corporation, Allstate Life Insurance Company, Lincoln Benefit Life Company and other certain subsidiaries of The Allstate Corporation dated February 1, 1996. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2006.

10.29

Pledge and Security Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective August 1, 2005. Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2005.

10.30

Retrocessional Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004. Incorporated herein by reference to Exhibit 10.23 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2004.

10.31

Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 9, 2008.

10.32

Amendment No. 1 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company dated January 1, 2008. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 9, 2008.

10.33

Credit Agreement dated May 8, 2007, among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Bank of America, N.A. and Citibank, N.A., as Documentation Agents; Barclays Bank, PLC, Morgan Stanley Bank and William Street Commitment Corporation, as Co-Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation’s Current Report on Form 8-K filed May 9, 2007. (SEC File No. 001-11840)

10.34	Amendment No. 1 to Credit Agreement dated as of May 22, 2008. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed May 27, 2008.

10.35

Reinsurance and Administrative Services Agreement between American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective February 1, 1998. Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 30, 2008.

10.36

Novation and Assignment Agreement among Allstate Life Insurance Company, American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective June 30, 2004. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 30, 2008.

10.37

Amendment to Reinsurance Agreement effective December 1, 2007, between American Heritage Life Insurance Company and Allstate Life Insurance Company. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 30, 2008.

10.38

Capital Support Agreement between Allstate Life Insurance Company and Allstate Insurance Company effective December 14, 2007. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed February 7, 2008.

10.39

Amended and Restated Intercompany Liquidity Agreement between Allstate Insurance Company, Allstate Life Insurance Company and The Allstate Corporation effective as of May 8, 2008. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.40

Agreement for the Settlement of State and Local Tax Credits among Allstate Insurance Company and certain of its affiliates, including Allstate Life Insurance Company effective January 1, 2007. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed February 21, 2008.

10.41

Selling Agreement and Addenda to Agreement between Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, ALFS, Inc. and Allstate Financial Services, LLC effective May 17, 2001, December 31, 2001 and November 18, 2002, respectively. Incorporated herein by reference to Exhibit 10.39 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.42

Limited Servicing Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. and Allstate Financial Services, LLC effective October 1, 2002. Incorporated herein by reference to Exhibit 10.40 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.43

Marketing Agreement between Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, ALFS, Inc. and Allstate Financial Services, LLC effective June 10, 2003. Incorporated herein by reference to Exhibit 10.41 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.44

Investment Sub-Advisory Agreement between Allstate Institutional Advisors, LLC and Allstate Investment Management Company effective as of March 30, 2008. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed April 24, 2008.

10.45

Reinsurance Agreement effective October 1, 2008 between American Heritage Life Insurance Company and Allstate Life Insurance Company. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed October 28, 2008.

10.46

Surplus Note between Allstate Life Insurance Company and Allstate Insurance Company dated November 17, 2008. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed November 18, 2008.

10.47

Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company effective as of March 31, 2008. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed December 23, 2008.

23	Consent of Independent Registered Public Accounting Firm

31(i)	Rule 13a-14(a) Certification of Principal Executive Officer

31(i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

99

The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant’s Services effective February 23, 2009. Incorporated herein by reference to Exhibit 99 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2008.

Item 15. (b)

The exhibits are listed in Item 15. (a)(3) above.

Item 15. (c)

The financial statement schedules are listed in Item 15. (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLSTATE LIFE INSURANCE COMPANY
(Registrant)

March 12, 2010	/s/ Samuel H. Pilch
By: Samuel H. Pilch
(Group Vice President and Controller)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Matthew E. Winter	President, Chief Executive Officer	March 12, 2010
Matthew E. Winter	and a Director (Principal Executive Officer)

/s/ John C. Pintozzi	Senior Vice President, Chief Financial	March 12, 2010
John C. Pintozzi	Officer and a Director (Principal Financial Officer)

/s/ Thomas J. Wilson	Chairman of the Board and a Director	March 12, 2010
Thomas J. Wilson

/s/ Frederick F. Cripe	Executive Vice President and a Director	March 12, 2010
Frederick F. Cripe

/s/ David A. Bird	Director	March 12, 2010
David A. Bird

/s/ Michael B. Boyle	Director	March 12, 2010
Michael B. Boyle

/s/ Don Civgin	Director	March 12, 2010
Don Civgin

/s/ Matthew S. Easley	Director	March 12, 2010
Matthew S. Easley

/s/ Judith P. Greffin	Director	March 12, 2010
Judith P. Greffin

/s/ Mark R. LaNeve	Director	March 12, 2010
Mark R. LaNeve

/s/ Susan L. Lees	Director	March 12, 2010
Susan L. Lees

/s/ Samuel H. Pilch	Director	March 12, 2010
Samuel H. Pilch

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2009

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed Maturities:
Bonds:
United States government, government agencies and authorities	$3,426	$3,581	$3,581
States, municipalities and political subdivisions	5,578	5,109	5,109
Foreign governments	1,906	2,153	2,153
Public utilities	5,369	5,569	5,569
Convertibles and bonds with warrants attached	775	768	768
All other corporate bonds	21,171	21,203	21,203
Asset-backed securities	2,616	2,127	2,127
Residential mortgage-backed securities	5,596	4,666	4,666
Commercial mortgage-backed securities	3,390	2,468	2,468
Redeemable preferred stocks	15	14	14
Total fixed maturities	49,842	$47,658	47,658

Equity Securities:
Common Stocks:
Public utilities	1	$1	1
Banks, trusts and insurance companies	11	15	15
Industrial, miscellaneous and all other	126	151	151
Non-redeemable preferred stocks	21	16	16
Total equity securities	159	$183	183
Mortgage loans on real estate	7,780	$6,220	7,780
Real estate acquired in satisfaction of debt	10		10
Policy loans	823		823
Derivative instruments	431	$429	429
Limited partnership interests	1,028		1,028
Other long-term investments	637		637
Short-term investments	1,669	$1,669	1,669
Total investments	$62,379		$60,217

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year Ended December 31, 2009
Life insurance in force	$509,750	$251,894	$22,849	$280,705	8.1%

Premiums and contract charges:
Life insurance	$2,039	$669	$71	$1,441	4.9%
Accident-health insurance	176	137	53	92	57.6%

Total premiums and contract charges	$2,215	$806	$124	$1,533	8.1%

Year Ended December 31, 2008
Life insurance in force	$505,372	$249,644	$22,853	$278,581	8.2%

Premiums and contract charges:
Life insurance	$2,096	$733	$48	$1,411	3.4%
Accident-health insurance	179	141	47	85	55.3%

Total premiums and contract charges	$2,275	$874	$95	$1,496	6.4%

Year Ended December 31, 2007
Life insurance in force	$490,484	$244,827	$11,490	$257,147	4.5%

Premiums and contract charges:
Life insurance	$2,168	$804	$42	$1,406	3.0%
Accident-health insurance	174	136	--	38	--%

Total premiums and contract charges	$2,342	$940	$42	$1,444	2.9%

(1)	No reinsurance or coinsurance income was netted against premium ceded in 2009, 2008 or 2007.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance at end of period

Year Ended December 31, 2009
Allowance for deferred tax assets	$9	$137	$--	$(146)	$--

Allowance for estimated losses on mortgage loans	3	96	--	5	94

Year Ended December 31, 2008
Allowance for deferred tax assets	$--	$--	$9	$--	$9

Allowance for estimated losses on mortgage loans	--	3	--	--	3

Year Ended December 31, 2007
Allowance for deferred tax assets	$--	$--	$--	$--	$--

Allowance for estimated losses on mortgage loans	--	--	--	--	--