Form 10-Q
period 2010-03-31
ALLSTATE LIFE INSURANCE CO
filed 2010-05-05
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-31248

ALLSTATE LIFE INSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Illinois	36-2554642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Sanders Road, Northbrook, Illinois  60062

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

Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

As of May 5, 2010, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions)	Three Months Ended March 31,
	2010	2009
	(unaudited)
Revenues
Premiums	$153	$152
Contract charges	246	228
Net investment income	707	797
Realized capital gains and losses:
Total other-than-temporary impairment losses	(179)	(384)
Portion of loss recognized in other comprehensive income	14	—
Net other-than-temporary impairment losses recognized in earnings	(165)	(384)
Sales and other realized capital gains and losses	4	346
Total realized capital gains and losses	(161)	(38)
	945	1,139

Costs and expenses
Contract benefits	364	334
Interest credited to contractholder funds	452	565
Amortization of deferred policy acquisition costs	67	429
Operating costs and expenses	86	89
Restructuring and related charges	—	17
Interest expense	11	11
	980	1,445
Gain on disposition of operations	1	3

Loss from operations before income tax benefit (expense)	(34)	(303)

Income tax benefit (expense)	16	(33)

Net loss	$(18)	$(336)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $49,790 and $49,842)	$48,657	$47,658
Mortgage loans	7,491	7,780
Equity securities, at fair value (cost $161 and $159)	205	183
Limited partnership interests	1,019	1,028
Short-term, at fair value (amortized cost $1,037 and $1,669)	1,037	1,669
Policy loans	824	823
Other	1,049	1,076
Total investments	60,282	60,217
Cash	170	145
Deferred policy acquisition costs	3,430	3,664
Reinsurance recoverables	4,049	4,016
Accrued investment income	580	540
Deferred income taxes	—	203
Other assets	527	963
Separate Accounts	9,059	9,072
Total assets	$78,097	$78,820

Liabilities
Contractholder funds	$49,281	$50,850
Reserve for life-contingent contract benefits	12,371	12,256
Unearned premiums	29	30
Payable to affiliates, net	110	119
Other liabilities and accrued expenses	1,591	1,432
Deferred income taxes	79	—
Notes due to related parties	681	675
Separate Accounts	9,059	9,072
Total liabilities	73,201	74,434

Commitments and Contingent Liabilities (Note 8)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,189	3,189
Retained income	1,951	1,969
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(244)	(274)
Other unrealized net capital gains and losses	(477)	(1,146)
Unrealized adjustment to DAC, DSI and insurance reserves	472	643
Total unrealized net capital gains and losses	(249)	(777)
Total accumulated other comprehensive loss	(249)	(777)
Total shareholder’s equity	4,896	4,386
Total liabilities and shareholder’s equity	$78,097	$78,820

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities	(unaudited)
Net loss	$(18)	$(336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and other non-cash items	(41)	(101)
Realized capital gains and losses	161	38
Gain on disposition of operations	(1)	(3)
Interest credited to contractholder funds	452	565
Changes in:
Policy benefits and other insurance reserves	(98)	(3)
Unearned premiums	(1)	(1)
Deferred policy acquisition costs	(21)	336
Reinsurance recoverables, net	(81)	(134)
Income taxes	490	565
Other operating assets and liabilities	(37)	(37)
Net cash provided by operating activities	805	889

Cash flows from investing activities
Proceeds from sales:
Fixed income securities	2,666	2,958
Equity securities	3	5
Limited partnership interests	34	14
Mortgage loans	3	12
Other investments	33	12
Investment collections:
Fixed income securities	616	767
Mortgage loans	260	460
Other investments	13	27
Investment purchases:
Fixed income securities	(3,152)	(2,078)
Limited partnership interests	(43)	(55)
Mortgage loans	(1)	(10)
Other investments	(41)	—
Change in short-term investments, net	487	(818)
Change in other investments, net	7	38
Net cash provided by investing activities	885	1,332

Cash flows from financing activities
Capital contribution	—	250
Contractholder fund deposits	672	1,020
Contractholder fund withdrawals	(2,337)	(3,300)
Net cash used in financing activities	(1,665)	(2,030)
Net increase in cash	25	191
Cash at beginning of period	145	93
Cash at end of period	$170	$284

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

The condensed consolidated financial statements and notes as of March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Premiums and Contract Charges

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2010	2009
Premiums
Traditional life insurance	$102	$96
Immediate annuities with life contingencies	27	34
Accident and health	24	22
Total premiums	153	152

Contract charges
Interest-sensitive life insurance	233	216
Fixed annuities	13	12
Total contract charges	246	228
Total premiums and contract charges	$399	$380

Adopted accounting standards

Disclosures about Fair Value Measurements

In January 2010, the FASB issued new accounting guidance which expands disclosure requirements relating to fair value measurements.  The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities.  Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required.  The Company adopted the provisions of the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010.  Disclosures are not required for earlier periods presented for comparative purposes.  The new guidance affects disclosures only; and therefore, the adoption had no impact on the Company’s results of operations or financial position.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued new accounting guidance which requires an entity to perform a qualitative analysis to determine whether it holds a controlling financial interest (i.e., is a primary beneficiary) in a variable interest entity (“VIE”).  The analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The Company adopted the new guidance as of January 1, 2010.  The adoption had no impact on the Company’s results of operations or financial position.

In the normal course of investing activities, the Company invests in variable interests issued by VIEs. These variable interests include structured investments such as asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities as well as limited partnerships, special purpose entities and trusts.  For these variable interests, the Company concluded it is not the primary beneficiary due to the amount of the Company’s interest in the VIEs and the Company’s lack of power to direct the activities that are most significant to the economic performance of the VIEs.  The Company’s maximum exposure to loss on these interests is limited to the amount of the Company’s investment.

Pending accounting standards

Embedded Credit Derivatives Scope Exception

In March 2010, the FASB issued accounting guidance that clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting under existing accounting guidance for embedded derivatives.  The guidance is effective for fiscal quarters beginning after June 15, 2010.  The Company is evaluating the impact of adoption on the Company’s results of operations or financial position.

Consolidation Analysis Considering Investments Held through Separate Accounts

In April 2010, the FASB issued guidance clarifying that an insurer is not required to combine interests in investments held in a qualifying separate account with its interests in the same investments held in the general account when performing a consolidation evaluation.   The guidance is effective for fiscal years and interim periods beginning after December 15, 2010 with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

2.  Related Party Transaction

In March 2010, in accordance with an asset purchase agreement between Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, and American Heritage Life Insurance Company (“AHL”), an unconsolidated affiliate of ALIC, AHL sold to RBI mortgage loans with a carrying value of $6 million on the date of sale.  As payment, RBI issued a 7.00% note due March 26, 2017 to AHL for the same amount.  As security for the performance of RBI’s obligations under the agreement and note, RBI granted a pledge of and security interest in RBI’s right, title and interest in the mortgage loans and their proceeds.  The note due from RBI to AHL is classified as notes due to related parties in the Condensed Consolidated Statements of Financial Position.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans, fixed income securities, and other investments, as well as mergers completed with equity securities and limited partnerships, totaled $37 million and $68 million for the three-month periods ended March 31, 2010 and 2009, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending and over-the-counter (“OTC”) derivatives are reported in other liabilities and accrued expenses or other investments in the Condensed Consolidated Statements of Financial Position.  The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

($ in millions)	Three months ended March 31,
	2010	2009
Net change in proceeds managed
Net change in fixed income securities	$—	$—
Net change in short-term investments	149	79
Operating cash flow provided	$149	$79

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(617)	$(340)
Liabilities for collateral and security repurchase, end of period	(468)	(261)
Operating cash flow used	$(149)	$(79)

In March 2010, the Company purchased from an unconsolidated affiliate mortgage loans with a carrying value of $6 million on the date of sale.  As payment, the Company issued a note payable to the unconsolidated affiliate (see Note 2).

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
At March 31, 2010
U.S. government and agencies	$3,737	$173	$(16)	$3,894
Municipal	5,541	78	(425)	5,194
Corporate	26,938	1,193	(465)	27,666
Foreign government	1,991	269	(6)	2,254
Residential mortgage-backed securities (“RMBS”)	5,827	105	(875)	5,057
Commercial mortgage-backed securities (“CMBS”)	3,093	42	(808)	2,327
Asset-backed securities (“ABS”)	2,647	65	(463)	2,249
Redeemable preferred stock	16	—	—	16
Total fixed income securities	$49,790	$1,925	$(3,058)	$48,657

At December 31, 2009
U.S. government and agencies	$3,426	$168	$(13)	$3,581
Municipal	5,578	50	(519)	5,109
Corporate	27,314	1,015	(790)	27,539
Foreign government	1,906	258	(11)	2,153
RMBS	5,596	76	(1,006)	4,666
CMBS	3,390	30	(952)	2,468
ABS	2,616	48	(537)	2,127
Redeemable preferred stock	16	—	(1)	15
Total fixed income securities	$49,842	$1,645	$(3,829)	$47,658

Scheduled maturities

The scheduled maturities for fixed income securities are as follows at March 31, 2010:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,379	$1,401
Due after one year through five years	13,837	14,310
Due after five years through ten years	10,727	11,254
Due after ten years	15,373	14,386
	41,316	41,351
RMBS and ABS	8,474	7,306
Total	$49,790	$48,657

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  The CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended March 31,
	2010	2009
Fixed income securities	$635	$681
Mortgage loans	101	134
Equity securities	1	1
Limited partnership interests	3	2
Short-term investments	1	7
Other	(8)	(6)
Investment income, before expense	733	819
Investment expense	(26)	(22)
Net investment income	$707	$797

Realized capital gains and losses

Realized capital gains and losses by security type are as follows:

($ in millions)	Three months ended March 31,
	2010	2009
Fixed income securities	$(91)	$144
Mortgage loans	(25)	(32)
Equity securities	—	(25)
Limited partnership interests	(15)	(171)
Derivatives	(35)	69
Other	5	(23)
Realized capital gains and losses	$(161)	$(38)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended March 31,
	2010	2009
Impairment write-downs	$(142)	$(352)
Change in intent write-downs	(23)	(32)
Net OTTI losses recognized in earnings	(165)	(384)
Sales	43	358
Valuation of derivative instruments	(54)	83
Settlement of derivative instruments	19	(18)
EMA limited partnership income	(4)	(77)
Realized capital gains and losses	$(161)	$(38)

Gross gains of $95 million and $406 million and gross losses of $49 million and $68 million were realized on sales of fixed income securities during the three months ended March 31, 2010 and 2009, respectively.

Other-than-temporary impairment losses by asset type for the three months ended March 31, 2010 are as follows:

($ in millions)	Total	Included in OCI	Net
Fixed income securities:
Municipal	$(20)	$—	$(20)
Corporate	(40)	2	(38)
RMBS	(60)	13	(47)
CMBS	(26)	—	(26)
ABS	(3)	(1)	(4)
Total fixed income securities	(149)	14	(135)
Mortgage loans	(19)	—	(19)
Limited partnership interests	(11)	—	(11)
Other-than-temporary impairment losses	$(179)	$14	$(165)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $189 million and $136 million as of March 31, 2010 and December 31, 2009, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2010	December 31, 2009
Corporate	$(18)	$(18)
RMBS	(338)	(323)
CMBS	(121)	(127)
ABS	(88)	(90)
Total	$(565)	$(558)

A rollforward of the amount recognized in earnings related to credit losses for fixed income securities is presented in the following table.

($ in millions)
Beginning balance at December 31, 2009	$(808)
Additional credit loss for securities previously other-than-temporarily impaired	(67)
Additional credit loss for securities not previously other-than-temporarily impaired	(51)
Reduction in credit loss for securities disposed or collected	93
Reduction in credit loss for securities other-than-temporarily impaired to fair value	—
Change in credit loss due to accretion of increase in cash flows and time value of cash flows for securities previously other-than-temporarily impaired	—
Ending balance at March 31, 2010	$(833)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
	value	Gains	Losses	gains (losses)
At March 31, 2010
Fixed income securities (1)	$48,657	$1,925	$(3,058)	$(1,133)
Equity securities	205	47	(3)	44
Short-term investments	1,037	—	—	—
Derivative instruments (2)	(14)	3	(16)	(13)
Unrealized net capital gains and losses, pre-tax				(1,102)
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				727
Amounts recognized				727
Deferred income taxes				126
Unrealized net capital gains and losses, after-tax				$(249)

(1)

Unrealized net capital gains and losses for fixed income securities as of March 31, 2010 comprises $(376) million related to unrealized net capital losses on fixed income securities with OTTI and $(757) million related to other unrealized net capital gains and losses.

(2)	Included in the fair value of derivative securities are $2 million classified as assets and $16 million classified as liabilities.

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

	Fair	Gross unrealized		Unrealized net
	value	Gains	Losses	gains (losses)
At December 31, 2009
Fixed income securities	$47,658	$1,645	$(3,829)	$(2,184)
Equity securities	183	31	(7)	24
Short-term investments	1,669	—	—	—
Derivative instruments (1)	(20)	2	(20)	(18)
Unrealized net capital gains and losses, pre-tax				(2,178)
Amounts recognized for:
Insurance reserves				—
DAC and DSI				990
Amounts recognized				990
Deferred income taxes				411
Unrealized net capital gains and losses, after-tax				$(777)

(1)	Included in the fair value of derivative securities are $(2) million classified as assets and $18 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the three months ended March 31, 2010 is as follows:

($ in millions)
Fixed income securities	$1,051
Equity securities	20
Short-term investments	—
Derivative instruments	5
Total	1,076

Amounts recognized for:
Insurance reserves	—
DAC and DSI	(263)
Decrease in amounts recognized	(263)
Deferred income taxes	(285)
Increase in unrealized net capital gains and losses	$528

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
At March 31, 2010
Fixed income securities
U.S. government and agencies	37	$1,406	$(16)	—	$—	$—	$(16)
Municipal	93	1,005	(25)	274	1,953	(400)	(425)
Corporate	253	3,177	(91)	298	3,968	(374)	(465)
Foreign government	9	439	(6)	1	1	—	(6)
RMBS	58	262	(3)	301	1,627	(872)	(875)
CMBS	4	46	(2)	217	1,478	(806)	(808)
ABS	22	183	(17)	152	1,334	(446)	(463)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities (1)	477	6,518	(160)	1,243	10,361	(2,898)	(3,058)
Equity securities	4	—	—	2	27	(3)	(3)
Total fixed income and equity securities	481	$6,518	$(160)	1,245	$10,388	$(2,901)	$(3,061)

Investment grade fixed income securities	428	$6,158	$(129)	963	$8,631	$(1,818)	$(1,947)
Below investment grade fixed income securities	49	360	(31)	280	1,730	(1,080)	(1,111)
Total fixed income securities	477	$6,518	$(160)	1,243	$10,361	$(2,898)	$(3,058)

At December 31, 2009
Fixed income securities
U.S. government and agencies	27	$1,952	$(13)	—	$—	$—	$(13)
Municipal	144	1,634	(62)	280	1,912	(457)	(519)
Corporate	300	3,979	(131)	398	5,155	(659)	(790)
Foreign government	10	360	(11)	1	1	—	(11)
RMBS	162	604	(14)	310	1,727	(992)	(1,006)
CMBS	19	186	(3)	257	1,796	(949)	(952)
ABS	21	203	(19)	163	1,363	(518)	(537)
Redeemable preferred stock	1	—	—	1	13	(1)	(1)
Total fixed income securities	684	8,918	(253)	1,410	11,967	(3,576)	(3,829)
Equity securities	7	11	(2)	1	13	(5)	(7)
Total fixed income and equity securities	691	$8,929	$(255)	1,411	$11,980	$(3,581)	$(3,836)

Investment grade fixed income securities	650	$8,667	$(191)	1,119	$10,260	$(2,467)	$(2,658)
Below investment grade fixed income securities	34	251	(62)	291	1,707	(1,109)	(1,171)
Total fixed income securities	684	$8,918	$(253)	1,410	$11,967	$(3,576)	$(3,829)

(1)

Gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which the Company has recorded a credit loss in earnings total $6 million for the less than 12 month category and $461 million for the 12 months or greater category.

As of March 31, 2010, $759 million of unrealized losses are related to securities with an unrealized loss position less than 20% of cost or amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $759 million, $663 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available, which is consistent with the National Association of Insurance Commissioners (“NAIC”) rating.  Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

As of March 31, 2010, the remaining $2.30 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of cost or amortized cost.  Investment grade securities comprising $1.28 billion of these unrealized losses were evaluated based on factors such as discounted cash flows, the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent’s bankruptcy.  Of the $2.30 billion, $1.02 billion are related to below investment grade fixed income securities.  Of these amounts, $965 million of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of March 31, 2010.  Unrealized losses on below investment grade securities are principally related to RMBS, ABS and CMBS and were the result of wider credit spreads than at initial purchase which was largely due to the impact of macroeconomic conditions and credit market deterioration on real estate valuations.  Securities in an unrealized loss position were evaluated based on discounted cash flows and credit ratings, as well as the performance of the underlying collateral relative to the securities’ positions in the securities’ respective capital structure.  RMBS and ABS in an unrealized loss position were evaluated with credit enhancements from bond insurers where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying security, as well as with credit enhancements from bond insurers, where applicable.  Unrealized losses on equity securities are primarily related to equity market fluctuations.

As of March 31, 2010, the Company has not made a decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of March 31, 2010, the Company had the intent and ability to hold the equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnership impairment

As of March 31, 2010 and December 31, 2009, the carrying value of equity method limited partnership interests totaled $475 million and $495 million, respectively.  The Company recognizes an impairment loss for equity method investments when evidence demonstrates that it is other-than-temporarily impaired.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings potential that would justify the carrying amount of the investment.  The Company had no write-downs for the three months ended March 31, 2010 and had write-downs of $5 million for the three months ended March 31, 2009, related to equity method limited partnership interests.

As of March 31, 2010 and December 31, 2009, the carrying value for cost method limited partnership interests was $544 million and $533 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuations of the investments held by limited partnerships; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company uses a screening process to identify those investments whose net asset value is below established thresholds for certain periods of time as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is deemed other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs of $11 million and $89 million for the three months ended March 31, 2010 and 2009, respectively, related to cost method investments that were other-than-temporarily impaired.

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

(b)  Quoted prices for identical or similar assets or liabilities in markets that are not active; or

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

The Company has two types of situations where investments are classified as Level 3 in the fair value hierarchy.  The first is where quotes continue to be received from independent third-party valuation service providers and all significant inputs are market observable; however, there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate.  Among the indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensus among market participants and sources.

The second situation where the Company has classified securities in Level 3 is where specific inputs significant to the fair value estimation models are not market observable.  This has occurred in two primary categories.  The first is for broker quotes.  The second is for ARS backed by student loans for which a key assumption, the anticipated date liquidity will return to this market, is not market observable.

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented with the host contract in fixed income securities.  As of March 31, 2010, 76.2% of total assets are measured at fair value and 0.7% of total liabilities are measured at fair value.

In determining fair value, the Company principally uses the market approach which generally utilizes market transaction data for the same or similar instruments.  To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies.  For the majority of Level 2 and Level 3 valuations, a combination of market and income approaches is used.

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

Level 2 measurements

•                  Fixed income securities:

U.S. government and agencies:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.

Municipal:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.

Corporate, including privately placed:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.  Also includes privately placed securities valued using a discounted cash flow model that is widely accepted in the financial services industry and uses market observable inputs and inputs derived principally from, or corroborated by, observable market data.  The primary inputs to the discounted cash flow model include an interest rate curve, as well as published credit spreads for similar assets in markets that are not active that incorporate the credit quality and industry sector of the issuer.

Foreign government:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active,  contractual cash flows, benchmark yields and credit spreads.

RMBS - U.S. government sponsored entities (“U.S. Agency”), Prime residential mortgage-backed securities (“Prime”) and Alt-A residential mortgage-backed securities (“Alt-A”); ABS - auto and student loans:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.

Redeemable preferred stock:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, underlying stock prices and credit spreads.

CMBS:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, collateral performance and credit spreads.

•                  Equity securities:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active.

•                  Short-term:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.  For certain short-term investments, amortized cost is used as the best estimate of fair value.

•                  Other investments:  Free-standing exchange listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.

OTC derivatives, including interest rate swaps, foreign currency swaps, foreign exchange forward contracts and certain credit default swaps, are valued using models that rely on inputs such as interest rate yield curves, currency rates and counterparty credit spreads that are observable for substantially the full term of the contract.  The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

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

Level 3 measurements

•                  Fixed income securities:

Municipal:  Auction rate securities (“ARS”) primarily backed by student loans that have become illiquid due to failures in the auction market are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including estimates of future coupon rates if auction failures continue, maturity assumptions and illiquidity premium.  Also includes municipal bonds that are not rated by third party credit rating agencies but are generally rated by the NAIC, in addition to other high-yield municipal bonds.  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.

Corporate, including privately placed:  Valued based on non-binding broker quotes.  Also includes equity-indexed notes which are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, such as volatility.  Other inputs include an interest rate curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.

RMBS - Subprime residential mortgage-backed securities (“Subprime”) and Alt-A:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Also includes certain Subprime and Alt-A that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, Subprime and certain Alt-A are categorized as Level 3.

Foreign government:  Valued based on non-binding broker quotes.

CMBS:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, collateral performance and credit spreads.  Also includes CMBS that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain CMBS are categorized as Level 3.

ABS - Collateralized debt obligations (“CDO”):  Valued based on non-binding broker quotes received from brokers who are familiar with the investments.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all CDO are categorized as Level 3.

ABS - student loans and other:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Also includes ABS that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain ABS are categorized as Level 3.

•                  Other investments:  Certain OTC derivatives, such as interest rate caps and floors, certain credit default swaps and OTC options (including swaptions), are valued using models that are widely accepted in the financial services industry.  Non-market observable inputs such as volatility assumptions may be significant to the valuation of the instruments.  Other primary inputs include interest rate yield curves and credit spreads.

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

Assets and liabilities measured at fair value on a non-recurring basis

Mortgage loans written-down to fair value in connection with recognizing other-than-temporary impairments are valued based on the fair value of the underlying collateral.  Limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments are valued using net asset values and other sources.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2010:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2010
Assets
Fixed income securities:
U.S. government and agencies	$1,373	$2,521	$—		$3,894
Municipal	—	4,513	681		5,194
Corporate	—	25,699	1,967		27,666
Foreign government	—	2,254	—		2,254
RMBS	—	3,670	1,387		5,057
CMBS	—	1,294	1,033		2,327
ABS	—	349	1,900		2,249
Redeemable preferred stock	—	15	1		16
Total fixed income securities	1,373	40,315	6,969		48,657
Equity securities	139	35	31		205
Short-term investments	122	915	—		1,037
Other investments:
Free-standing derivatives	—	611	20	$(231)	400
Separate account assets	9,059	—	—		9,059
Other assets	—	—	2		2
Total recurring basis assets	10,693	41,876	7,022	(231)	59,360
Non-recurring basis (1)	—	—	171		171
Total assets at fair value	$10,693	$41,876	$7,193	$(231)	$59,531
% of total assets at fair value	18.0%	70.3%	12.1%	(0.4)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(220)	$86		$(134)
Other liabilities:
Free-standing derivatives	—	(510)	(90)	$209	(391)
Total liabilities at fair value	$—	$(730)	$(4)	$209	$(525)
% of total liabilities at fair value	—%	139.0%	0.8%	(39.8)%	100.0%

(1)	Includes $147 million of mortgage loans and $24 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2009:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2009
Assets
Fixed income securities:
U.S. government and agencies	$1,596	$1,985	$—		$3,581
Municipal	—	4,363	746		5,109
Corporate	—	25,519	2,020		27,539
Foreign government	—	2,133	20		2,153
RMBS	—	3,614	1,052		4,666
CMBS	—	1,146	1,322		2,468
ABS	—	417	1,710		2,127
Redeemable preferred stock	—	14	1		15
Total fixed income securities	1,596	39,191	6,871		47,658
Equity securities	129	27	27		183
Short-term investments	133	1,536	—		1,669
Other investments:
Free-standing derivatives	—	808	32	$(411)	429
Separate account assets	9,072	—	—		9,072
Other assets	—	—	2		2
Total recurring basis assets	10,930	41,562	6,932	(411)	59,013
Non-recurring basis (1)	—	—	219		219
Total assets at fair value	$10,930	$41,562	$7,151	$(411)	$59,232
% of total assets at fair value	18.4%	70.2%	12.1%	(0.7)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(217)	$(110)		$(327)
Other liabilities:
Free-standing derivatives	(1)	(556)	(85)	$243	(399)
Total liabilities at fair value	$(1)	$(773)	$(195)	$243	$(726)
% of total liabilities at fair value	0.1%	106.5%	26.9%	(33.5)%	100.0%

(1)	Includes $205 million of mortgage loans and $14 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three-month period ended March 31, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of March 31, 2010
Assets
Fixed income securities:
Municipal	$746	$(5)	$7	$(48)	$—	$(19)	$681
Corporate	2,020	(16)	91	(56)	3	(75)	1,967
Foreign government	20	—	—	(20)	—	—	—
RMBS	1,052	(40)	109	266	—	—	1,387
CMBS	1,322	(34)	109	(179)	24	(209)	1,033
ABS	1,710	5	86	99	—	—	1,900
Redeemable preferred stock	1	—	—	—	—	—	1
Total fixed income securities	6,871	(90)	402	62	27	(303)	6,969
Equity securities	27	—	2	2	—	—	31
Other investments:
Free-standing derivatives, net	(53)	(24)	—	7	—	—	(70	)(2)
Other assets	2	—	—	—	—	—	2
Total recurring Level 3 assets	$6,847	$(114)	$404	$71	$27	$(303)	$6,932

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(110)	$194	$—	$2	$—	$—	$86
Total recurring Level 3 liabilities	$(110)	$194	$—	$2	$—	$—	$86

(1)

The effect to net income totals $80 million and is reported in the Condensed Consolidated Statements of Operations as follows: $(144) million in realized capital gains and losses, $29 million in net investment income, $(1) million in interest credited to contractholder funds and $(194) million in contract benefits.

(2)	Comprises $20 million of assets and $(90) million of liabilities.

Transfers between level categorizations may occur due to changes in the availability of market observable inputs, which generally are caused by changes in market conditions such as liquidity, trading volume or bid-ask spreads.  Transfers between level categorizations may also occur due to changes in the valuation source.  For example, in situations where a fair value quote is not provided by the Company’s independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote, the security is transferred into Level 3.  Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred.  Therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the Level 3 rollforward table.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2010.

During the three months ended March 31, 2010, certain CMBS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and the availability of market observable quoted prices for similar assets.  When transferring these securities into Level 2, the Company does not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three months ended March 31, 2010 included situations where a fair value quote is not provided by the Company’s independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three-months ended March 31, 2010 also included situations where a broker quote was used in the prior period and a fair value quote is now available from the Company’s independent third-party valuation service provider.  A quote utilizing the new pricing source is not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities are not significant.

The following table provides the total gains and (losses) included in net income during the three-months ended March 31, 2010 for Level 3 assets and liabilities still held at March 31, 2010.

($ in millions)
Assets
Fixed income securities:
Municipal	$(4)
Corporate	(18)
Foreign government	—
RMBS	(39)
CMBS	(23)
ABS	—
Redeemable preferred stock	—
Total fixed income securities	(84)
Equity securities	—
Other investments:
Free-standing derivatives, net	(18)
Other assets	—
Total recurring Level 3 assets	$(102)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$194
Total recurring Level 3 liabilities	$194

The amounts in the table above represent gains and losses included in net income for the period of time during the three-months ended March 31, 2010 that the asset or liability was determined to be in Level 3.  These gains and losses total $92 million and are reported in the Condensed Consolidated Statements of Operations as follows: $(130) million in realized capital gains and losses, $28 million in net investment income, and $(194) million in contract benefits.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three-month period ended March 31, 2009.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for assets and
	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of March 31, 2009		liabilities still held at March 31, 2009 (3)
Assets
Fixed income securities:
Municipal	$703	$—	$(19)	$(7)	$(44)	$633		$—
Corporate	9,867	(52)	56	(324)	(51)	9,496		(48)
RMBS	1,811	6	(219)	(48)	—	1,550		1
CMBS	410	(32)	(82)	(15)	438	719		(16)
ABS	1,341	(129)	4	(114)	(46)	1,056		(130)
Redeemable preferred stock	1	—	—	—	—	1		—
Total fixed income securities	14,133	(207)	(260)	(508)	297	13,455		(193)
Equity securities	27	—	(1)	—	—	26		—
Other investments:
Free-standing derivatives, net	(93)	(9)	—	(50)	—	(152	)(2)	8
Other assets	1	2	—	—	—	3		2
Total recurring Level 3 assets	$14,068	$(214)	$(261)	$(558)	$297	$13,332		$(183)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(265)	$(25)	$—	$(1)	$—	$(291)		$(25)
Total recurring Level 3 liabilities	$(265)	$(25)	$—	$(1)	$—	$(291)		$(25)

(1)

The effect to net income totals $(239) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(249) million in realized capital gains and losses, $36 million in net investment income, $1 million in interest credited to contractholder funds and $25 million in contract benefits.

(2)	Comprises $11 million of assets and $(163) million of liabilities.

(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(208) million and are reported in the Condensed Consolidated Statements of Operations as follows: $(219) million in realized capital gains and losses, $36 million in net investment income and $25 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	March 31, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$7,491	$6,205	$7,780	$6,220
Limited partnership interests - cost basis	544	550	533	521
Bank loans	352	335	359	329
Notes due from related party	275	248	275	233

The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of limited partnership interests accounted for on the cost basis is determined using reported net asset values of the underlying funds.  The fair value of bank loans, which are reported in other investments on the Condensed Consolidated Statements of Financial Position, are valued based on broker quotes from brokers familiar with the loans and current market conditions.  The fair value of notes due from related party is based on discounted cash flow calculations using current interest rates for instruments with comparable terms.

Financial liabilities

($ in millions)	March 31, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$38,163	$37,037	$39,824	$38,196
Notes due to related parties	681	644	675	611
Liability for collateral	468	468	617	617

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

The fair value of notes due to related parties is based on discounted cash flow calculations using current interest rates for instruments with comparable terms and considers the Company’s own credit risk.  The liability for collateral is valued at carrying value due to its short-term nature.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of March 31, 2010, the Company pledged $10 million of securities and cash in the form of margin deposits.

The net impact to pre-tax income for derivatives includes valuation and settlements of derivatives.  For those derivatives which qualify for fair value hedge accounting, net income includes the changes in the fair value of the hedged risk, and therefore reflects any hedging ineffectiveness.  For cash flow hedges, gains and losses amortized from accumulated other comprehensive income are reported in net income.  For embedded derivatives in convertible fixed income securities and equity-indexed notes, net income includes the change in fair value of the embedded derivative and accretion income related to the host instrument.  For non-hedge derivatives, net income includes changes in fair value and accrued periodic settlements.

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statements of Financial Position at March 31, 2010.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$63	n/a	$(6)	$—	$(6)
Foreign currency swap agreements	Other investments	41	n/a	3	3	—
Foreign currency and interest rate swap agreements	Other investments	288	n/a	28	28	—
Total		$392	n/a	$25	$31	$(6)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$707	n/a	$35	$43	$(8)
Interest rate cap and floor agreements	Other investments	251	n/a	5	5	—
Equity and index contracts
Options, financial futures and warrants (2)	Other investments	55	19,950	360	360	—
Options, financial futures and warrants	Other assets	n/a	20	—	—	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	54	n/a	5	5	—
Embedded derivative financial instruments
Conversion options in fixed income securities	Fixed income securities	310	n/a	114	114	—
Equity-indexed call options in fixed income securities	Fixed income securities	475	n/a	85	85	—
Credit default contracts
Credit Default Swaps - Buying Protection	Other investments	56	n/a	(1)	—	(1)
Credit Default Swaps - Selling Protection	Other investments	136	n/a	(28)	—	(28)
Other contracts
Other contracts	Other investments	40	n/a	—	—	—
Other contracts	Other assets	6	n/a	2	2	—
Total		$2,090	19,970	$577	$614	$(37)

Total derivative assets		$2,482	19,970	$602	$645	$(43)

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

($ in millions, except number of contracts)	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$4,019	n/a	$(214)	$—	$(214)
Foreign currency swap agreements	Other liabilities & accrued expenses	161	n/a	(17)	1	(18)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	267	n/a	82	82	—
Foreign currency and interest rate swap agreements	Contractholder funds	—	n/a	13	13	—
Total		$4,447	n/a	$(136)	$96	$(232)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$5,102	n/a	$7	$66	$(59)
Interest rate swaption agreements	Other liabilities & accrued expenses	1,000	n/a	8	8	—
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,502	n/a	(29)	1	(30)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	727	—	—	—
Equity and index contracts
Options, financial futures and warrants	Other liabilities & accrued expenses	60	19,953	(179)	3	(182)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	49	n/a	3	3	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,125	n/a	(56)	—	(56)
Guaranteed withdrawal benefits	Contractholder funds	808	n/a	(32)	—	(32)
Equity-indexed options in life and annuity product contracts	Contractholder funds	4,282	n/a	(220)	—	(220)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(2)	—	(2)
Credit default contracts
Credit Default Swaps - Buying Protection	Other liabilities & accrued expenses	367	n/a	(11)	5	(16)
Credit Default Swaps - Selling Protection	Other liabilities & accrued expenses	516	n/a	(33)	5	(38)
Total		$16,896	20,680	$(544)	$91	$(635)

Total derivative liabilities		$21,343	20,680	$(680)	$187	$(867)

Total derivatives		$23,825	40,650	$(78)

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

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$45	n/a	$(3)	$—	$(3)
Foreign currency swap agreements	Other investments	23	n/a	(2)	—	(2)
Total		$68	n/a	$(5)	$—	$(5)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,106	n/a	$57	$61	$(4)
Interest rate cap and floor agreements	Other investments	52	n/a	2	2	—
Financial futures contracts and options	Other assets	n/a	404	—	—	—
Equity and index contracts
Options, financial futures and warrants (2)	Other investments	62	19,850	385	385	—
Options, financial futures and warrants	Other assets	n/a	102	—	—	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	53	n/a	1	1	—
Embedded derivative financial instruments
Conversion options in fixed income securities	Fixed income securities	315	n/a	117	117	—
Equity-indexed call options in fixed income securities	Fixed income securities	475	n/a	89	89	—
Credit default contracts
Credit Default Swaps - Buying Protection	Other investments	83	n/a	(3)	2	(5)
Credit Default Swaps - Selling Protection	Other investments	14	n/a	—	—	—
Other contracts
Other contracts	Other investments	75	n/a	—	—	—
Other contracts	Other assets	6	n/a	2	2	—
Total		$2,241	20,356	$650	$659	$(9)

Total derivative assets		$2,309	20,356	$645	$659	$(14)

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

($ in millions, except number of contracts)	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$2,443	n/a	$(230)	$—	$(230)
Foreign currency swap agreements	Other liabilities & accrued expenses	179	n/a	(18)	3	(21)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	870	n/a	231	231	—
Foreign currency and interest rate swap agreements	Contractholder funds	—	n/a	44	44	—
Total		$3,492	n/a	$27	$278	$(251)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$6,087	n/a	$32	$69	$(37)
Interest rate swaption agreements	Other liabilities & accrued expenses	1,000	n/a	15	15	—
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,896	n/a	(16)	9	(25)
Equity and index contracts
Options, financial futures and warrants	Other liabilities & accrued expenses	45	19,946	(213)	3	(216)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	54	n/a	3	3	—
Foreign currency forwards and options	Other liabilities & accrued expenses	185	n/a	2	2	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,113	n/a	(66)	—	(66)
Guaranteed withdrawal benefits	Contractholder funds	810	n/a	(41)	—	(41)
Equity-indexed options in life and annuity product contracts	Contractholder funds	4,321	n/a	(217)	—	(217)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	—	(3)
Credit default contracts
Credit Default Swaps - Buying Protection	Other liabilities & accrued expenses	550	n/a	(29)	4	(33)
Credit Default Swaps - Selling Protection	Other liabilities & accrued expenses	1,070	n/a	(60)	6	(66)
Total		$19,216	19,946	$(593)	$111	$(704)

Total derivative liabilities		$22,708	19,946	$(566)	$389	$(955)

Total derivatives		$25,017	40,302	$79

(1)          Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts which is the basis on which they are traded.  (n/a = not applicable)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Financial Position for the three-month periods ended March 31.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be less than $1 million during the next twelve months.

($ in millions)	2010	2009
Effective portion
Gain recognized in OCI on derivatives during the period	$6	$4
(Loss) gain recognized in OCI on derivatives during the term of the hedging relationship	$(13)	$20
Gain reclassified from AOCI into income (net investment income)	$1	$1
Gain reclassified from AOCI into income (realized capital gains and losses)	$—	$—
Ineffective portion and amount excluded from effectiveness testing
Gain recognized in income on derivatives (realized capital gains and losses)	$—	$—

The following table presents gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended March 31, 2010
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(41)	$—	$—	$(1)	$(42)
Foreign currency and interest rate contracts	—	—	—	(24)	(24)
Subtotal	(41)	—	—	(25)	(66)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(32)	—	—	(32)
Equity and index contracts	—	—	—	34	34
Embedded derivative financial instruments	—	(5)	20	(2)	13
Foreign currency contracts	—	4	—	—	4
Credit default contracts	—	(2)	—	—	(2)
Subtotal	—	(35)	20	32	17
Total	$(41)	$(35)	$20	$7	$(49)

	Three months ended March 31, 2009
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$7	$4	$—	$(12)	$(1)
Foreign currency and interest rate contracts	—	(1)	—	(30)	(31)
Subtotal	7	3	—	(42)	(32)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	56	—	—	56
Equity and index contracts	—	3	—	(23)	(20)
Embedded derivative financial instruments	—	(23)	(23)	(14)	(60)
Foreign currency contracts	—	1	—	—	1
Credit default contracts	—	29	—	—	29
Subtotal	—	66	(23)	(37)	6
Total	$7	$69	$(23)	$(79)	$(26)

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended March 31, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(1)	$(33)	$34	$—
Net investment income	(13)	—	—	13
Total	$(14)	$(33)	$34	$13

	Three months ended March 31, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$(35)	$61	$—
Net investment income	40	—	—	(40)
Realized capital gains and losses	4	(1)	—	—
Total	$18	$(36)	$61	$(40)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of March 31, 2010, counterparties pledged $21 million in cash and $2 million in securities to the Company, and the Company pledged $185 million in securities to counterparties which includes $133 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $52 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating at as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).

($ in millions)	March 31, 2010				December 31, 2009
Rating (1)	Number of counter- parties	Notional amount	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$680	$12	$10	—	$—	$—	$—
A+	2	4,782	23	2	3	6,666	151	18
A	2	857	9	9	2	1,041	48	17
A-	1	115	25	25	1	145	23	23
Total	6	$6,434	$69	$46	6	$7,852	$222	$58

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

The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)	March 31, 2010	December 31, 2009
Gross liability fair value of contracts containing credit-risk-contingent features	$371	$386
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(203)	(233)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(133)	(122)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$35	$31

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of March 31, 2010:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$65	$41	$15	$171	$(4)
High yield debt	—	—	—	11	11	—
Municipal	25	—	—	—	25	(4)
Subtotal	75	65	41	26	207	(8)
Baskets
Tranche
Investment grade corporate debt	—	—	—	65	65	(28)
First-to-default
Investment grade corporate debt	—	15	15	—	30	—
Municipal	—	100	—	—	100	(28)
Subtotal	—	115	15	65	195	(56)
Index
Investment grade corporate debt	6	66	170	8	250	3
Total	$81	$246	$226	$99	$652	$(61)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2009:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$65	$41	$15	$171	$(5)
High yield debt	—	—	—	8	8	—
Municipal	25	—	—	—	25	(4)
Subtotal	75	65	41	23	204	(9)
Baskets
Tranche
Investment grade corporate debt	—	—	—	65	65	(27)
First-to-default
Investment grade corporate debt	—	45	15	—	60	—
Municipal	20	135	—	—	155	(28)
Subtotal	20	180	15	65	280	(55)
Index
Investment grade corporate debt	14	159	408	19	600	4
Total	$109	$404	$464	$107	$1,084	$(60)

In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default (“FTD”) structure or a specific tranche of a basket, or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement.  With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the referenced entity’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed.  With a FTD basket or a tranche of a basket, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names.  CDX index is utilized to take a position on multiple (generally 125) reference entities.  Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference credit.  If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement.  In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset.  When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at time of settlement.  When a credit event occurs in a tranche of a basket, there is no immediate impact to the Company until cumulative losses in the basket exceed the contractual subordination.  To date, realized losses have not exceeded the subordination.  For CDX index, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration.  The maximum payout on a CDS is the contract notional amount.  A physical settlement may afford the Company with recovery rights as the new owner of the asset.

The Company monitors risk associated with credit derivatives through individual name credit limits at both a credit derivative and a combined cash instrument/credit derivative level.  The ratings of individual names for which protection has been sold are also monitored.

7.              Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended March 31,
	2010	2009
Premiums and contract charges
Direct	$551	$545
Assumed
Affiliate	27	25
Non-affiliate	5	5
Ceded—non-affiliate	(184)	(195)
Premiums and contract charges, net of reinsurance	$399	$380

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended March 31,
	2010	2009
Contract benefits
Direct	$468	$759
Assumed
Affiliate	17	15
Non-affiliate	4	8
Ceded—non-affiliate	(125)	(448)
Contract benefits, net of reinsurance	$364	$334

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended March 31,
	2010	2009
Interest credited to contractholder funds
Direct	$454	$566
Assumed
Affiliate	2	3
Non-affiliate	3	3
Ceded—non-affiliate	(7)	(7)
Interest credited to contractholder funds, net of reinsurance	$452	$565

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $160 million at March 31, 2010.  The obligations associated with these fixed income securities expire at various dates during the next five years.

Related to the disposal through reinsurance of substantially all of the Company’s variable annuity business to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively “Prudential”) in 2006, the Company and the Corporation have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and liabilities specifically excluded from the transaction) that the Company has agreed to retain.  In addition, the Company and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and its agents, including in connection with the Company’s provision of transition services.  The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2010.

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

•      These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).  In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court granted AIC’s motions for summary judgment.  Following plaintiffs’ filing of a notice of appeal, the U.S. Court of Appeals for the Third Circuit (“Third Circuit”) issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time.  In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Third Circuit along with the merits of the appeal.  In July 2009, the Third Circuit vacated the decision which granted AIC’s summary judgment motions, remanded the cases to the trial court for additional discovery, and directed that the cases be reassigned to another trial court judge.  In January 2010, the cases were assigned to a new judge for further proceedings in the trial court.

•      A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted AIC’s motion to dismiss the case.  Following plaintiffs’ filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time.  In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Third Circuit along with the merits of the appeal.  In July 2009, the Third Circuit vacated the decision which granted AIC’s motion to dismiss the case, remanded the case to the trial court for additional discovery, and directed that the case be reassigned to another trial court judge.  In January 2010, the case was assigned to a new judge for further proceedings in the trial court.

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

9.     Income Taxes

A reconciliation of the statutory federal income tax rate to the effective income tax rate on the loss from operations for the three months ended March 31 is as follows:

($ in millions)	2010			2009
Statutory federal income tax rate - (benefit)	$(12)	(35.0	)% $	(106)	(35.0)%
Dividends received deduction	(2)	(8.0)		(3)	(1.0)
State income taxes	(1)	(1.8)		—	—
Other	(1)	(1.5)		—	—
Valuation allowance	—	—		142	46.9
Effective income tax rate - (benefit) expense	$(16)	(46.3	)% $	33	10.9%

Income tax expense for the first quarter of 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

10.  Other Comprehensive Income

The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended March 31,
	2010				2009
	Pre-tax	Tax		After- tax	Pre-tax		Tax		After- tax
Unrealized holding gains and losses arising during the period, net of related offsets	$723	$(253	) $	470	$18		$(4	) $	14
Less: reclassification adjustment of realized capital gains and losses	(90)	32		(58)	119		(42)		77
Unrealized net capital gains and losses	813	(285)		528	(101)		38		(63)
Other comprehensive income (loss)	$813	$(285)		528	$(101	) $	38		(63)
Net loss				(18)					(336)
Comprehensive income (loss)				$510					$(399)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of March 31, 2010, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2009, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2010, which report includes an explanatory paragraph relating to a change in the Company’s recognition and presentation for other-than-temporary impairments of debt securities in 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 5, 2010

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we”, “our”, “us”, or the “Company”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2009.  We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

OPERATIONS HIGHLIGHTS

•      Net loss was $18 million in the first quarter of 2010 compared to $336 million in the first quarter of 2009.

•      During the first quarter of 2010, amortization deceleration (credit to income) of $13 million was recorded related to our annual comprehensive review of the deferred policy acquisition costs (“DAC”) and deferred sales inducement costs (“DSI”) balances and assumptions for our interest-sensitive life, fixed annuities and other investment contracts.  This compares to DAC and DSI amortization acceleration of $323 million in the first quarter of 2009.

•      Contractholder fund deposits for the first quarter of 2010 totaled $665 million compared to $957 million in the first quarter of 2009.

OPERATIONS

Summary analysis  Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2010		2009
Revenues
Premiums	$153		$152
Contract charges	246		228
Net investment income	707		797
Realized capital gains and losses	(161)		(38)
Total revenues	945		1,139

Costs and expenses
Contract benefits	(364)		(334)
Interest credited to contractholder funds	(452)		(565)
Amortization of DAC	(67)		(429)
Operating costs and expenses	(86)		(89)
Restructuring and related charges	—		(17)
Interest expense	(11)		(11)
Total costs and expenses	(980)		(1,445)

Gain on disposition of operations	1		3
Income tax benefit (expense)	16		(33)
Net loss	$(18	) $	(336)

Investments at March 31	$60,282		$57,686

Net loss in the first quarter of 2010 was $18 million compared to $336 million in the same period of 2009.  The improvement of $318 million was primarily due to lower amortization of DAC and interest credited to contractholder funds and increased contract charges, partially offset by higher net realized capital losses, lower net investment income and increased contract benefits.  Additionally, the first quarter of 2009 included $142 million of income tax expense related to an increase in the deferred tax asset valuation allowance.

Effective March 31, 2010, we will no longer wholesale or provide distribution support to banks and broker-dealers.  Although we will continue to service inforce contracts sold through these channels, we will no longer solicit new sales through our direct relationships with banks or broker-dealers.  Certain of our master brokerage agencies and independent agents may continue to wholesale our products to banks and broker-dealers through their relationships.  These distribution channels have primarily been used to sell deferred fixed annuities and interest-sensitive life insurance.  In 2009, contract charges on products sold through these distribution channels were $44 million and contractholder deposits were $896 million.  In the first quarter of 2010, contract charges on products sold through these distribution channels were $11 million and contractholder deposits were $102 million.  As of March 31, 2010, contractholder funds associated with these distribution channels totaled $17.96 billion.

Analysis of revenues Total revenues decreased 17.0% or $194 million in the first quarter of 2010 compared to the same period of 2009 due to higher net realized capital losses and lower net investment income, partially offset by increased premiums and contract charges.

Premiums represent revenues generated from traditional life insurance, immediate annuities with life contingencies, and accident and health and insurance products that have significant mortality or morbidity risk.

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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2010	2009
Premiums
Traditional life insurance	$102	$96
Immediate annuities with life contingencies	27	34
Accident and health	24	22
Total premiums	153	152

Contract charges
Interest-sensitive life insurance	233	216
Fixed annuities	13	12
Total contract charges (1)	246	228

Total premiums and contract charges	$399	$380

(1) Total contract charges for the first quarter of 2010 and 2009 include contract charges related to the cost of insurance totaling $153 million and $150 million, respectively.

Total premiums in the first quarter of 2010 were consistent with the same period of 2009 as higher sales of traditional life insurance and accident and health products were offset by lower sales of immediate annuities with life contingencies.

Total contract charges increased 7.9% in the first quarter of 2010 and compared to the same period of 2009 primarily due to higher contract charges on interest-sensitive life insurance products resulting from increases in certain policy administration fees and higher rates charged for the cost of insurance.

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

($ in millions)	Three months ended March 31,
	2010	2009
Contractholder funds, beginning balance	$50,850	$56,780

Deposits
Fixed annuities	291	635
Interest-sensitive life insurance	373	322
Other	1	—
Total deposits	665	957

Interest credited	451	518

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(954)	(1,951)
Benefits	(391)	(431)
Surrenders and partial withdrawals	(994)	(921)
Contract charges	(226)	(206)
Net transfers from separate accounts	2	4
Fair value hedge adjustments for institutional products	(123)	(48)
Other adjustments (1)	1	174
Total maturities, benefits, withdrawals and other adjustments	(2,685)	(3,379)
Contractholder funds, ending balance	$49,281	$54,876

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

Contractholder funds decreased 3.1% and 3.4% in the first quarter of 2010 and 2009, respectively.  Average contractholder funds decreased 10.3% in the first quarter of 2010 compared to the same period of 2009.

Contractholder deposits decreased 30.5% in the first quarter of 2010 compared to the same period of 2009 due to lower deposits on fixed annuities.  Deposits on fixed annuities decreased 54.2% in the first quarter of 2010 compared to the same period of 2009 due to pricing actions to improve returns on new business and reduce our concentration in spread based products.

Maturities and retirements of institutional products decreased 51.1% to $954 million in the first quarter of 2010 from $1.95 billion in the same period of 2009.  The prior year period included the retirement of $1.36 billion of extendible institutional market obligations, all of which were retired during 2009.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 7.9% to $994 million in the first quarter of 2010 from $921 million in the same period of 2009 due to higher surrenders and partial withdrawals on market value adjusted annuities, partially offset by lower surrenders and partial withdrawals on traditional fixed annuities.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 9.7% in the first quarter of 2010 compared to 8.8% in the same period of 2009.

Analysis of costs and expenses Total costs and expenses decreased 32.2% or $465 million in the first quarter of 2010 compared to the same period of 2009 primarily due to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher contract benefits.

Contract benefits increased 9.0% or $30 million in the first quarter of 2010 compared to the same period of 2009 due to higher contract benefits on interest-sensitive life insurance.  The higher contract benefits on interest-sensitive life insurance were primarily due to unfavorable mortality experience in 2010.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $139 million in both the first quarter of 2010 and 2009.  The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2010	2009
Life insurance	$83	$101
Accident and health	8	8
Annuities	(10)	(2)
Total benefit spread	$81	$107

Benefit spread decreased 24.3% or $26 million in the first quarter of 2010 compared to the same period of 2009 primarily due to unfavorable mortality experience on interest-sensitive life insurance.

Interest credited to contractholder funds decreased 20.0% or $113 million in the first quarter of 2010 compared to the same period of 2009 primarily due to lower average contractholder funds, decreased weighted average interest crediting rates on deferred fixed annuities and institutional products, and lower amortization of DSI.  Amortization of DSI in the first quarter of 2010 and 2009 was $5 million and $57 million, respectively.  The decrease is primarily due to the first quarter of 2009 including $38 million in amortization acceleration due to changes in assumptions.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2010	2009 (1)
Annuities and institutional products	$50	$34
Life insurance	7	(3)
Accident and health	2	2
Net investment income on investments supporting capital	57	60
Total investment spread	$116	$93

(1) To conform to the current year presentation, certain amounts in the prior year have been reclassified.

Investment spread increased 24.7% or $23 million in the first quarter of 2010 compared to the same period of 2009 as lower net investment income was more than offset by decreased interest credited to contractholder funds.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2010	2009	2010	2009	2010	2009
Interest-sensitive life insurance	5.5%	5.4%	4.5%	4.7%	1.0%	0.7%
Deferred fixed annuities and institutional products	4.4	4.7	3.2	3.4	1.2	1.3
Immediate fixed annuities with and without life contingencies	6.4	6.3	6.5	6.4	(0.1)	(0.1)
Investments supporting capital, traditional life and other products	3.7	4.0	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	March 31,
	2010	2009
Immediate fixed annuities with life contingencies	$8,512	$8,363
Other life contingent contracts and other	3,859	3,684
Reserve for life-contingent contract benefits	$12,371	$12,047

Interest-sensitive life insurance	$9,798	$9,401
Deferred fixed annuities	31,540	33,524
Immediate fixed annuities without life contingencies	3,868	3,881
Institutional products	3,448	7,078
Market value adjustments related to fair value hedges and other	627	992
Contractholder funds	$49,281	$54,876

Amortization of DAC decreased 84.4% in the first quarter of 2010 compared to the same period of 2009.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2010		2009
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(77	) $	(124)
Amortization relating to realized capital gains and losses (1)	(3)		(27)
Amortization deceleration (acceleration) for changes in assumptions (“DAC unlocking”)	13		(278)
Total amortization of DAC	$(67	) $	(429)

(1) The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease of $362 million in the first quarter of 2010 compared to the same period of 2009 was primarily due to a favorable change in amortization acceleration/deceleration for changes in assumptions.

During the first quarter of 2010, we completed our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts, which covers assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  In the first quarter of 2010, the review resulted in a deceleration of DAC amortization (credit to income) of $13 million.  Amortization deceleration of $45 million related to variable life insurance and was primarily due to appreciation in the underlying separate account valuations.  Amortization acceleration of $31 million related to interest-sensitive life insurance and was primarily due to an increase in projected realized capital losses and lower projected renewal premium (which is also expected to reduce persistency), partially offset by lower expenses.

In the first quarter of 2009, our annual comprehensive review resulted in the acceleration of DAC amortization (charge to income) of $278 million.  $289 million related to fixed annuities, of which $210 million was attributable to market value adjusted annuities, and $18 million related to variable life insurance.  Partially offsetting these amounts was amortization deceleration (credit to income) for interest-sensitive life insurance of $29 million.  The principal assumption impacting fixed annuity amortization acceleration was an increase in the level of expected realized capital losses in 2009 and 2010.  For interest-sensitive life insurance, the amortization deceleration was due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses.

The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin.

($ in millions)	Three months ended March 31,
	2010	2009
Investment margin	$15	$(399)
Benefit margin	(45)	128
Expense margin	43	(7)
Net deceleration (acceleration)	$13	$(278)

Operating costs and expenses decreased 3.4% or $3 million in the first quarter of 2010 compared to the same period of 2009.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
	2010	2009
Non-deferrable acquisition costs	$22	$22
Other operating costs and expenses	64	67
Total operating costs and expenses	$86	$89

Restructuring and related charges	$—	$17

Other operating costs and expenses decreased 4.5% or $3 million in the first quarter of 2010 compared to the same period of 2009 due primarily to our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.

Income tax benefit of $16 million was recognized for the first quarter of 2010 compared to expense of $33 million for the same period in 2009.  Income tax expense for the first quarter of 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

INVESTMENT HIGHLIGHTS

•      Investments as of March 31, 2010 totaled $60.28 billion, an increase of 0.1% from $60.22 billion as of December 31, 2009.

•      Unrealized net capital losses totaled $1.10 billion as of March 31, 2010, declining from $2.18 billion as of December 31, 2009.  This resulted from improving fixed income portfolio valuations.  The fair value of fixed income securities increased primarily as a result of tightening credit spreads.

•      Net investment income was $707 million in the first quarter of 2010, a decrease of 11.3% from $797 million in the first quarter of 2009.

•      Net realized capital losses were $161 million in the first quarter of 2010 compared to $38 million in the first quarter of 2009.  First quarter 2010 net realized capital losses include $165 million of impairment and intent write-downs, compared to $384 million in the first quarter of 2009, $35 million of derivative losses, compared to $65 million of derivative gains in the first quarter of 2009, and $4 million of EMA limited partnership losses, compared to $77 million in the first quarter of 2009.  Net realized capital losses in the first quarter of 2010 were partially offset by net realized capital gains of $43 million from investment sales, compared to $358 million in the first quarter of 2009.

•      During the first quarter of 2010, our fixed income and mortgage loan portfolio continued to generate significant cash flows totaling $1.54 billion, which provides flexibility to take advantage of market opportunities and manage liabilities.

INVESTMENTS

We continue to focus our strategic risk mitigation efforts towards managing interest rate, credit and real estate investment risks, while our return optimization efforts focus on investing in market opportunities to generate income and capital appreciation.  As a result, during the first quarter of 2010 we decreased our commercial real estate exposure by 5.2% or $606 million of amortized cost primarily through targeted dispositions and principal repayments from borrowers.

The composition of the investment portfolio at March 31, 2010 is presented in the table below.

($ in millions)	Investments	Percent to total
Fixed income securities (1)	$48,657	80.7%
Mortgage loans	7,491	12.4
Equity securities (2)	205	0.4
Limited partnership interests (3)	1,019	1.7
Short-term (4)	1,037	1.7
Policy loans	824	1.4
Other	1,049	1.7
Total	$60,282	100.0%

______________________

(1)   Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $49.79 billion.

(2)   Equity securities are carried at fair value.  Cost basis for these securities was $161 million.

(3)   We have commitments to invest in additional limited partnership interests totaling $759 million.

(4)    Short-term investments are carried at fair value.  Amortized cost basis for these investments was $1.04 billion.

Total investments increased to $60.28 billion at March 31, 2010, from $60.22 billion at December 31, 2009, primarily due to higher valuations for fixed income securities from improved market conditions that were almost entirely offset by net reductions in contractholder obligations of $1.57 billion primarily from maturities and retirements of institutional products.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value at March 31, 2010	Percent to total investments	Fair value at December 31, 2009	Percent to total investments
U.S. government and agencies	$3,894	6.5%	$3,581	5.9%
Municipal	5,194	8.6	5,109	8.5
Corporate	27,666	45.9	27,539	45.7
Foreign government	2,254	3.7	2,153	3.6
Residential mortgage-backed securities (“RMBS”)	5,057	8.4	4,666	7.8
Commercial mortgage-backed securities (“CMBS”)	2,327	3.9	2,468	4.1
Asset-backed securities (“ABS”)	2,249	3.7	2,127	3.5
Redeemable preferred stock	16	—	15	—
Total fixed income securities	$48,657	80.7%	$47,658	79.1%

At March 31, 2010, 93.6% of the consolidated fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating, if an externally provided rating is not available, which is consistent with the National Association of Insurance Commissioners (“NAIC”) rating.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of March 31, 2010.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$3,894	$157	$—	$—	$—	$—

Municipal
Tax exempt	—	—	30	1	—	—
Taxable	130	3	2,249	(32)	1,320	(85)
Auction rate securities (“ARS”)	481	(23)	27	(4)	42	(6)

Corporate
Public	953	13	1,648	42	4,754	229
Privately placed	665	23	1,381	51	3,266	132
Hybrid	33	3	60	9	572	(74)

Foreign government	1,474	212	115	1	335	34

RMBS
U.S. government sponsored entities (“U.S. Agency”)	2,680	95	—	—	—	—
Prime residential mortgage-backed securities (“Prime”)	471	(14)	84	(11)	154	(2)
Alt-A residential mortgage-backed securities (“Alt-A”)	35	(3)	51	(10)	101	(6)
Subprime residential mortgage-backed securities (“Subprime”)	103	(7)	358	(129)	95	(80)

CMBS	1,514	(35)	310	(74)	237	(218)

ABS
Collateralized debt obligations (“CDO”)	20	(9)	398	(15)	468	(89)
Consumer and other asset-backed securities (“Consumer and other ABS”)	190	(4)	156	(2)	158	(7)

Redeemable preferred stock	—	—	—	—	—	—
Total fixed income securities	$12,643	$411	$6,867	$(173)	$11,502	$(172)

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$—	$—	$—	$—	$3,894	$157

Municipal
Tax exempt	32	3	—	—	62	4
Taxable	757	(158)	80	(39)	4,536	(311)
ARS	33	(5)	13	(2)	596	(40)

Corporate
Public	6,404	281	476	(16)	14,235	549
Privately placed	5,838	117	959	(6)	12,109	317
Hybrid	469	(76)	188	—	1,322	(138)

Foreign government	313	15	17	1	2,254	263

RMBS
U.S. Agency	—	—	—	—	2,680	95
Prime	9	(1)	171	(14)	889	(42)
Alt-A	49	(13)	209	(73)	445	(105)
Subprime	43	(49)	444	(453)	1,043	(718)

CMBS	149	(233)	117	(206)	2,327	(766)

ABS
CDO	255	(88)	407	(172)	1,548	(373)
Consumer and other ABS	176	(6)	21	(6)	701	(25)

Redeemable preferred stock	14	—	2	—	16	—
Total fixed income securities	$14,541	$(213)	$3,104	$(986)	$48,657	$(1,133)

Municipal Bonds, including tax exempt, taxable and ARS securities, totaled $5.19 billion as of March 31, 2010 with an unrealized net capital loss of $347 million.  Taxable municipal bonds have an unrealized net capital loss of $311 million resulting from wider credit spreads than at initial purchase, which is largely due to the macroeconomic conditions and credit market deterioration that persisted into 2010, as well as specific issue or issuer conditions.

Included in our municipal bond holdings at March 31, 2010 are $64 million of municipal securities which are not rated by third party credit rating agencies, but are rated by the NAIC and also internally rated.  These holdings include $8 million of below investment grade municipal bonds that provide the opportunity to achieve incremental returns.  Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of the issue.

36.3% or $1.89 billion of our municipal bond portfolio is insured by six bond insurers and 33.9% of these securities have a credit rating of Aaa or Aa.  Our practices for acquiring and monitoring municipal bonds primarily are based on the credit quality of the primary obligor.  As of March 31, 2010, we believe valuations substantially reflected the decline in the value of the insurance, and further related valuation declines, if any, are not expected to be material.  While the valuation of these holdings may be temporarily impacted by negative market developments, we expect to receive all of the contractual cash flows.  As of March 31, 2010, 60.4% of our insured municipal bond portfolio was insured by National Public Finance Guarantee Corporation, Inc., 20.0% by Assured Guaranty Municipal Corporation, 15.1% by Ambac Assurance Corporation and 2.1% by Syncora Holdings.

Corporate bonds, including publically traded, privately placed and hybrid securities, totaled $27.67 billion as of March 31, 2010 with an unrealized net capital gain of $728 million.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  Privately placed corporate securities are rated by the NAIC in instances when information is provided to them.  47.6% of the privately placed corporate securities in our portfolio are rated by an independent rating agency.

The following table shows details of hybrid securities as of March 31, 2010.

($ in millions)	Public		Privately placed		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
United Kingdom (“UK”)	$72	$(5)	$54	$(3)	$126	$(8)
Europe (non-UK)	131	9	308	(32)	439	(23)
Asia/Australia	12	—	137	(11)	149	(11)
North America	395	(53)	213	(43)	608	(96)
Total	$610	$(49)	$712	$(89)	$1,322	$(138)

Hybrid securities have attributes most similar to those of fixed income securities such as stated interest rates and mandatory redemption dates.  Additionally, some hybrids may have an interest rate step-up feature which is intended to incent the issuer to redeem the security at a specified call date.  Hybrid securities include publicly-traded and privately placed securities.  While hybrid securities are generally issued by investment grade-rated financial institutions, they have structural features, such as the ability to defer principal and interest payments, which make them more sensitive to credit market deterioration.  $1.09 billion of our hybrid securities with $136 million of unrealized net capital losses are Tier 1 securities, and $229 million with $2 million of unrealized net capital losses are Tier 2 securities.  Tier 1 securities are lower in the capital structure than Tier 2 securities.

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

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $5.06 billion, with 83.7% rated investment grade, at March 31, 2010.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying mortgages.  The credit risk associated with our RMBS is mitigated due to the fact that 53.0% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies.  The unrealized net capital loss of $770 million at March 31, 2010 on our RMBS portfolio was the result of wider credit spreads than at initial purchase on non-U.S. Agency securities, which is largely due to the macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, that persisted into 2010.  The following table shows our RMBS portfolio at March 31, 2010 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$—	$—	$192	$—	$64	$—	$—	$—	$256	$—
2009	541	5	58	—	12	—	—	—	611	5
2008	385	8	—	—	—	—	—	—	385	8
2007	117	4	103	(7)	37	(19)	311	(282)	568	(304)
2006	169	7	103	(10)	65	(15)	256	(205)	593	(223)
2005	342	12	146	(16)	108	(36)	241	(153)	837	(193)
Pre-2005	1,126	59	287	(9)	159	(35)	235	(78)	1,807	(63)
Total	$2,680	$95	$889	$(42)	$445	$(105)	$1,043	$(718)	$5,057	$(770)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of March 31, 2010, $746 million of the Prime were fixed rate and $143 million were variable rate.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than subprime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of March 31, 2010, $374 million of the Alt-A were fixed rate and $71 million were variable rate.

Subprime includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $853 million and $188 million of first lien and second lien securities, respectively.  Subprime included $539 million of fixed rate and $504 million of variable rate securities.

CMBS totaled $2.33 billion, with 95.0% rated investment grade, at March 31, 2010.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Of the CMBS investments, 92.7% are traditional conduit transactions collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio at March 31, 2010 based upon vintage year.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$619	$(229)
2006	496	(400)
2005	375	(100)
Pre-2005	837	(37)
Total CMBS	$2,327	$(766)

The unrealized net capital loss of $766 million at March 31, 2010 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, which is largely due to the macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, that has persisted into 2010.  While CMBS spreads tightened during 2009 and 2010, credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year and non-traditional CMBS.  These holdings accounted for $693 million, or 90.5%, of the unrealized net capital loss.

ABS, including CDO and Consumer and other ABS, totaled $2.25 billion, with 81.0% rated investment grade, at March 31, 2010.  Credit risk is managed by monitoring the performance of the collateral.  In addition, many of the securities in the ABS portfolio are credit enhanced with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $398 million at March 31, 2010 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.55 billion, with 73.7% rated investment grade, at March 31, 2010.  CDO consist primarily of obligations secured by high yield and investment grade corporate credits including $1.22 billion of cash flow collateralized loan obligations (“CLO”) and $97 million of synthetic CDO with unrealized losses of $175 million and $97 million, respectively.  The remaining $228 million of securities consisted of trust preferred CDO, market value CDO, project finance CDO, collateralized bond obligations and other CLO with unrealized losses of $101 million.

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

Consumer and other ABS totaled $701 million, with 97.0% rated investment grade, at March 31, 2010.  Consumer and other ABS consists of $349 million of auto and $352 million of other ABS securities with unrealized gains of $5 million for auto and unrealized losses of $30 million for other ABS securities.

Mortgage loans  Our mortgage loan portfolio totaled $7.49 billion at March 31, 2010, compared to $7.78 billion at December 31, 2009, and is primarily comprised of loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  Our exposure to any metropolitan area is also highly diversified, with the largest exposure not exceeding 9.4% of the portfolio.  The portfolio is diversified across several property types, with the largest concentrations of 34.1% in office buildings and 24.8% in retail property.  Debt service coverage ratio represents the amount of cash flows from the property available to the borrower to meet principal and interest payment obligations.  For fixed rate mortgage loans, which comprise 90% of the total portfolio, the average debt service coverage ratios as of both March 31, 2010 and December 31, 2009 were 1.7.  Mortgage loans with debt service coverage ratios below 1.0 generally have a higher level of risk.  5.5% of the mortgage loan portfolio had a debt service coverage ratio under 1.0 compared to 5.8% as of December 31, 2009.  As of March 31, 2010, 27.3% of these loans have valuation allowances totaling $36 million compared to 18.7% totaling $26 million as of December 31, 2009.  Mortgage loans with debt service coverage below 1.0 for which valuation allowances have not been established primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in occupancy is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees.

In the first three months of 2010, $316 million of commercial mortgage loans were contractually due.  Of these, 10% were paid as due, 70% were extended generally for less than one year, 11% were refinanced and 9% were foreclosed or in the process of foreclosure.  In addition, $193 million that were not contractually due in the first three months of 2010 were paid in full.  We have nine additional loans totaling $129 million in the process of foreclosure that were not contractually due in the first three months of 2010.  In total we have eleven loans totaling $158 million in foreclosure, reflecting an increase from five loans totaling $49 million as of December 31, 2009.

The net carrying value of impaired loans at March 31, 2010 and December 31, 2009 was $339 million and $377 million, respectively.  Total valuation allowances of $104 million were held on impaired loans at March 31, 2010.  We recognized $13 million of realized capital losses related to net increases in the valuation allowances on impaired loans for the three months ended March 31, 2010 primarily due to deteriorating debt service coverage resulting from a decrease in occupancy and the risk associated with refinancing near-term maturities due to declining collateral valuations.  Realized capital losses recognized on mortgage loans held for sale totaled $6 million for the three months ended March 31, 2010.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of March 31, 2010.

($ in millions)	Private equity/ debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting (“Cost”)	$431	$113	$—	$544
Equity method of accounting (“EMA”)	349	116	10	475
Total	$780	$229	$10	$1,019

Number of sponsors	71	30	1
Number of individual funds	110	57	2
Largest exposure to single fund	$22	$16	$8

As of both March 31, 2010 and December 31, 2009, our aggregate limited partnership exposure represented 1.7% of total invested assets.

The following table shows the results from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended March 31,
	2010				2009
			Total	Impairment			Total	Impairment
	Cost	EMA	income	write-downs (1)	Cost	EMA	income	write-downs (1)
Private equity/ debt funds	$3	$9	$12	$(2)	$2	$(33)	$(31)	$(37)
Real estate funds	—	(18)	(18)	(9)	—	(43)	(43)	(57)
Hedge funds	—	5	5	—	—	(1)	(1)	—
Total	$3	$(4)	$(1)	$(11)	$2	$(77)	$(75)	$(94)

(1)   Impairment write-downs related to Cost limited partnerships were $11 million and $89 million in the three months ended March 31, 2010 and 2009, respectively. Impairment write-downs related to EMA limited partnerships were $5 million in the three months ended March 31, 2009. There were no impairment write-downs related to EMA limited partnerships in the three months ended March 31, 2010.

Limited partnership interests, excluding impairment write-downs, generated losses of $1 million in the three months ended March 31, 2010 compared to losses of $75 million in the three months ended March 31, 2009.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay.  Limited partnership interests accounted for under the cost method of accounting recognize income only upon cash distributions by the partnership.

Unrealized net capital losses totaled $1.10 billion as of March 31, 2010, compared to unrealized net capital losses of $2.18 billion as of December 31, 2009.  The improvement since December 31, 2009 was primarily a result of tightening credit spreads on certain fixed income securities.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in millions)	March 31, 2010	December 31, 2009
U.S. government and agencies	$157	$155
Municipal	(347)	(469)
Corporate	728	225
Foreign government	263	247
RMBS	(770)	(930)
CMBS	(766)	(922)
ABS	(398)	(489)
Redeemable preferred stock	—	(1)
Fixed income securities (1)	(1,133)	(2,184)
Equity securities	44	24
Short-term investments	—	—
Derivatives	(13)	(18)
Unrealized net capital gains and losses, pre-tax	(1,102)	(2,178)

Amounts recognized for:
Insurance reserves (2)	—	—
DAC and DSI (3)	727	990
Amounts recognized	727	990
Deferred income taxes	126	411
Unrealized net capital gains and losses, after-tax	$(249)	$(777)

(1)

Unrealized net capital gains and losses for fixed income securities as of March 31, 2010 and December 31, 2009 comprises $(376) million and $(422) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $(757) million and $(1,762) million, respectively, related to other unrealized net capital gains and losses.

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

(3)

The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized. Only the unrealized net capital gains and losses on the fixed annuity and interest-sensitive life product portfolios are used in this calculation. The reduction in unrealized net capital losses in the first quarter of 2010 for these product portfolios was less than the reduction in unrealized net capital losses for the total portfolio. The DAC and DSI adjustment balance, subject to limitations, is determined by applying the DAC and DSI amortization rate to unrealized net capital gains or losses. Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.

The net unrealized loss for the fixed income portfolio totaled $1.13 billion, comprised of $1.93 billion of gross unrealized gains and $3.06 billion of gross unrealized losses at March 31, 2010.  This is compared to a net unrealized loss for the fixed income portfolio totaling $2.18 billion, comprised of $1.65 billion of gross unrealized gains and $3.83 billion of gross unrealized losses at December 31, 2009.

Gross unrealized gains and losses as of March 31, 2010 on fixed income securities by type and sector are provided in the table below.

($ in millions)	Par	Amortized	Gross unrealized		Fair	Amortized cost as a percent of	Fair value as a percent of
	value (1)	cost	Gains	Losses	value	par value (2)	par value (2)

Corporate:
Banking	$3,493	$3,347	$86	$(199)	$3,234	95.8%	92.6%
Financial services	2,516	2,501	82	(55)	2,528	99.4	100.5
Utilities	5,362	5,374	318	(48)	5,644	100.2	105.3
Consumer goods (cyclical and non-cyclical)	3,992	4,034	188	(45)	4,177	101.1	104.6
Transportation	1,406	1,421	62	(31)	1,452	101.1	103.3
Capital goods	2,961	2,963	150	(24)	3,089	100.1	104.3
Basic industry	1,283	1,297	63	(14)	1,346	101.1	104.9
Energy	1,756	1,775	85	(9)	1,851	101.1	105.4
Communications	1,572	1,573	74	(9)	1,638	100.1	104.2
Technology	847	860	38	(8)	890	101.5	105.1
FDIC guaranteed	640	643	9	—	652	100.5	101.9
Other	1,283	1,150	38	(23)	1,165	89.6	90.8
Total corporate fixed income portfolio	27,111	26,938	1,193	(465)	27,666	99.4	102.0

U.S. government and agencies	4,393	3,737	173	(16)	3,894	85.1	88.6
Municipal	9,643	5,541	78	(425)	5,194	57.5	53.9
Foreign government	2,491	1,991	269	(6)	2,254	79.9	90.5
RMBS	6,130	5,827	105	(875)	5,057	95.1	82.5
CMBS	3,160	3,093	42	(808)	2,327	97.9	73.6
ABS	3,052	2,647	65	(463)	2,249	86.7	73.7
Redeemable preferred stock	21	16	—	—	16	76.2	76.2
Total fixed income securities	$56,001	$49,790	$1,925	$(3,058)	$48,657	88.9	86.9

(1)

Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity. These primarily included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $859 million, $5.47 billion, $1.35 billion and $1.49 billion, respectively.

(2)

Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.0% for corporates, 99.2% for municipals, 104.8% for foreign governments and 102.9% for U.S. government and agencies. Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 102.7% for corporates, 97.1% for municipals, 109.8% for foreign governments and 104.4% for U.S. government and agencies.

The banking, financial services, utilities and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at March 31, 2010.  While credit spreads tightened in 2009 and 2010, they remain wider than at initial purchase for select securities in the portfolio.

The net unrealized gain for the equity portfolio totaled $44 million, comprised of $47 million of unrealized gains and $3 million of unrealized losses at March 31, 2010.  This is compared to a net unrealized gain for the equity portfolio totaling $24 million, comprised of $31 million of unrealized gains and $7 million of unrealized losses at December 31, 2009.  Within the equity portfolio, the losses were in the banking sector.  The unrealized losses in this sector were company and sector specific.  As of March 31, 2010, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities through a screening criteria which identifies instances where the fair value compared to amortized cost for fixed income securities and cost for equity securities is below established thresholds, and also includes the monitoring of other criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at March 31, 2010 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

($ in millions, except number of issues)	March 31, 2010				December 31, 2009
	Fixed income				Fixed income
	Investment grade	Below investment grade	Equity	Total	Investment grade	Below investment grade	Equity	Total

Category (I): Unrealized loss less than 20% of cost (1) (2)
Number of issues	1,037	130	5	1,172	1,323	117	5	1,445
Fair value	$12,945	$972	$27	$13,944	$16,453	$823	$11	$17,287
Unrealized	$(663)	$(93)	$(3)	$(759)	$(892)	$(87)	$(2)	$(981)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1) (2)
Number of issues	34	6	1	41	51	19	1	71
Fair value	$252	$88	$—	$340	$378	$135	$13	$526
Unrealized	$(79)	$(33)	$—	$(112)	$(124)	$(58)	$(5)	$(187)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months (1) (2)
Number of issues	3	9	—	12	20	19	2	41
Fair value	$17	$40	$—	$57	$129	$83	$—	$212
Unrealized	$(9)	$(20)	$—	$(29)	$(79)	$(49)	$—	$(128)

Category (IV): Unrealized loss greater than or equal to 20% of cost for 12 or more consecutive months (1) (2)
Number of issues	317	184	—	501	375	170	—	545
Fair value	$1,575	$990	$—	$2,565	$1,967	$917	$—	$2,884
Unrealized	$(1,196)	$(965)	$—	$(2,161)	$(1,563)	$(977)	$—	$(2,540)

Total number of issues	1,391	329	6	1,726	1,769	325	8	2,102
Total fair value	$14,789	$2,090	$27	$16,906	$18,927	$1,958	$24	$20,909
Total unrealized losses	$(1,947)	$(1,111)	$(3)	$(3,061)	$(2,658)	$(1,171)	$(7)	$(3,836)

(1)	For fixed income securities, cost represents amortized cost.

(2)

At March 31, 2010, gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which we have recorded a credit loss in earnings are included as follows: Category (I) $15 million, none in Category (II), Category (III) $7 million, and Category (IV) $445 million.

Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market’s evaluation of certain sectors.  The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.  The largest individual unrealized loss was $9 million for Category (I) and $17 million for Category (II) as of March 31, 2010.

Gross unrealized losses on fixed income securities in Category (II) decreased $70 million since December 31, 2009.  This change was primarily the result of improved market conditions resulting in higher valuations, which either caused a shift to Category (I) or created an overall gross unrealized gain position.  The remainder of the reduction in Category (II) is primarily a result of losses shifting into Category (III) and (IV) due to continued aging of losses in a continuous unrealized loss position of greater than or equal to 20% of amortized cost.

Categories (III) and (IV) are affected by macroeconomic and credit pressures upon real estate valuations and borrowers, and issue, issuer or industry specific conditions.  The degree to which and/or length of time these securities have been in an unrealized loss position subject them to increased scrutiny through our portfolio monitoring process.  The largest individual unrealized loss was $4 million for Category (III) and $28 million for Category (IV) as of March 31, 2010.  Category (III) and (IV) fixed income securities at March 31, 2010 are listed in the following table by fixed income security type and investment quality classification.

($ in millions)	Investment grade
	Category (III)		Category (IV)		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Municipal	$—	$—	$312	$(214)	$312	$(214)
Corporate	15	(7)	129	(57)	144	(64)
RMBS	2	(2)	276	(245)	278	(247)
CMBS	—	—	563	(536)	563	(536)
ABS	—	—	295	(144)	295	(144)
	$17	$(9)	$1,575	$(1,196)	$1,592	$(1,205)

	Below investment grade
	Category (III)		Category (IV)		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Municipal	$11	$(5)	$46	$(27)	$57	$(32)
Corporate	11	(4)	49	(17)	60	(21)
RMBS	14	(7)	465	(510)	479	(517)
CMBS	—	—	118	(206)	118	(206)
ABS	4	(4)	312	(205)	316	(209)
	$40	$(20)	$990	$(965)	$1,030	$(985)
Total	$57	$(29)	$2,565	$(2,161)	$2,622	$(2,190)

As of March 31, 2010, our gross unrealized losses in Category (III) and (IV) were primarily concentrated in structured securities, as we have experienced declines in fair value primarily due to wider credit spreads since the time of initial purchase.  As of March 31, 2010, RMBS, CMBS and ABS comprised $1.14 billion and $913 million of investment grade and below investment grade securities in Category (III) and (IV), respectively.  Consistent with their rating, our portfolio monitoring indicates that the investment grade securities have a relatively low risk of default.  Securities rated below investment grade, whether at issue or upon subsequent downgrade, have a higher level of risk and can be more volatile.

A key consideration in the determination of other-than-temporary impairment for structured securities is whether the present value of loss adjusted cash flows from the underlying collateral will be sufficient to recover our amortized cost basis.  This evaluation focuses on the adequacy of credit enhancement relative to the performance of the underlying collateral, adjusted for projected defaults and prepayments.  Credit enhancement includes, but is not limited to, structural subordination, guarantees and reserves.  Key future collateral performance considerations include historical default/prepayment trends, as well as projected macroeconomic variables such as unemployment rates and interest rates.  In general, securities with credit enhancement in excess of projected loss-adjusted collateral performance or which are reliably insured are deemed not other-than-temporarily impaired.

A description of the other-than-temporary impairment (“OTTI”) assessment for our RMBS, CMBS and ABS, which comprise a majority of our Category (III) and (IV) unrealized losses, follows:

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

The following table shows our Category (IV) below investment grade RMBS securities, including Prime, Alt-A and Subprime, by credit rating as of March 31, 2010.

($ in millions)	With OTTI recorded			Other			Total
	Ba	B	Caa or lower	Ba	B	Caa or lower	Ba	B	Caa or lower	Total
Prime
Fair value	$—	$—	$21	$—	$3	$—	$—	$3	$21	$24
Unrealized losses	$—	$—	$(10)	$—	$(3)	$—	$—	$(3)	$(10)	$(13)
Cumulative write-downs recognized	$—	$—	$(2)	$—	$—	$—	$—	$—	$(2)	$(2)

Alt-A
Fair value	$1	$—	$65	$23	$1	$11	$24	$1	$76	$101
Unrealized losses	$(3)	$—	$(39)	$(17)	$(2)	$(4)	$(20)	$(2)	$(43)	$(65)
Cumulative write-downs recognized	$—	$—	$(15)	$—	$—	$—	$—	$—	$(15)	$(15)

Subprime
Fair value	$5	$7	$159	$24	$77	$68	$29	$84	$227	$340
Unrealized losses	$(5)	$(9)	$(227)	$(20)	$(92)	$(79)	$(25)	$(101)	$(306)	$(432)
Cumulative write-downs recognized	$(1)	$—	$(164)	$—	$—	$—	$(1)	$—	$(164)	$(165)

Total
Fair value	$6	$7	$245	$47	$81	$79	$53	$88	$324	$465
Unrealized losses	$(8)	$(9)	$(276)	$(37)	$(97)	$(83)	$(45)	$(106)	$(359)	$(510)
Cumulative write-downs recognized	$(1)	$—	$(181)	$—	$—	$—	$(1)	$—	$(181)	$(182)

Other-than-temporary impairment write-downs have been recorded for 55% of our Category (IV) below investment grade RMBS as of March 31, 2010.  For securities in this group rated Caa or lower, 76% have had other-than-temporary impairment write-downs recorded as of March 31, 2010.  For the Category (IV) below investment grade RMBS with other-than-temporary impairment write-downs recorded, approximately 38% of the decline in fair value has been recognized as impairment losses.

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

The following table shows our Category (IV) below investment grade CMBS securities by credit rating as of March 31, 2010.

($ in millions)	With OTTI recorded			Other			Total
	Ba	B	Caa or lower	Ba	B	Caa or lower	Ba	B	Caa or lower	Total
CMBS
Fair value	$6	$38	$9	$50	$15	$—	$56	$53	$9	$118
Unrealized losses	$(20)	$(46)	$(19)	$(81)	$(40)	$—	$(101)	$(86)	$(19)	$(206)
Cumulative write-downs recognized	$(13)	$(45)	$(15)	$—	$—	$—	$(13)	$(45)	$(15)	$(73)

Other-than-temporary impairment write-downs have been recorded for 45% of our Category (IV) below investment grade CMBS as of March 31, 2010.  For securities in this group rated Caa or lower, 100% have had other-

than-temporary impairment write-downs recorded as of March 31, 2010.  For the Category (IV) below investment grade CMBS with other-than-temporary impairment write-downs recorded, approximately 46% of the decline in fair value has been recognized as impairment losses.

•      The credit loss evaluation for ABS primarily relies on expectations of future losses on the underlying collateral and structural considerations of each issue.  The projection of future losses is based on our expectations for investment grade corporate, bank loan and high yield markets.  Our expectations are formulated through ongoing monitoring and participation in these markets, and considers opinions from third parties, such as industry analysts and strategists, and credit rating agencies as well as our overall economic outlook for indicators such as unemployment and GDP.  The expected performance of each transaction considers expected collateral losses and credit enhancement levels, as well as factors including default rates, expected recoveries, prepayment rates, changes in interest rates and other characteristics.  In addition, the performance of collateral underlying certain ABS securities is actively monitored by external managers, allowing for enhanced collateral management actions which help mitigate the risk of loss.

The following table shows our Category (IV) below investment grade ABS securities, including CDO and other ABS by credit rating as of March 31, 2010.

($ in millions)	With OTTI recorded			Other			Total
	Ba	B	Caa or lower	Ba	B	Caa or lower	Ba	B	Caa or lower	Total
ABS
Fair value	$—	$5	$12	$251	$17	$27	$251	$22	$39	$312
Unrealized losses	$—	$(4)	$(34)	$(139)	$(10)	$(18)	$(139)	$(14)	$(52)	$(205)
Cumulative write-downs recognized	$—	$(15)	$(97)	$—	$—	$—	$—	$(15)	$(97)	$(112)

Other-than-temporary impairment write-downs have been recorded for 5% of our Category (IV) below investment grade ABS as of March 31, 2010.  For securities in this group rated Caa or lower, 31% have had other-than-temporary impairment write-downs recorded as of March 31, 2010.  For the Category (IV) below investment grade ABS with other-than-temporary impairment write-downs recorded, approximately 75% of the decline in fair value has been recognized as impairment losses.

For structured securities deemed other-than-temporarily impaired, we recognized the estimated credit loss in earnings, while $422 million of net unrealized losses related to factors other than credit remains classified in other comprehensive income (“OCI”) as of March 31, 2010.  Structured securities deemed not other-than-temporarily impaired are current on contractual or expected payments and our detailed analysis of the underlying credit and related cash flows has concluded that our amortized cost basis is recoverable or the securities are reliably insured.  The declines in fair value are primarily due to credit spread widening in the structured security marketplace and higher liquidity discounts.

We believe that the unrealized losses on our fixed income securities are not predictive of their ultimate performance and the unrealized losses should reverse over the remaining lives of the securities.  We anticipate that these securities will recover in line with our best estimate of the expected cash flows which are used for other-than-temporary impairment evaluations.  As of March 31, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  Our evaluation of whether it is more likely than not we will be required to sell a security before recovery of its amortized cost basis is supported by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations.

Additionally, if a fixed income security which is deemed not to be other-than-temporarily impaired through our portfolio monitoring process has an unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months, additional evaluations and management approvals are required to substantiate that recognition of an impairment write-down is not appropriate.  As of March 31, 2010, no securities met these criteria.

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

($ in millions)	March 31, 2010
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$74	$52	70.3%	$54	73.0%	0.1%
Problem	445	142	31.9	113	25.4	0.2
Potential problem	1,568	990	63.1	592	37.8	1.2
Total	$2,087	$1,184	56.7	$759	36.4	1.5%
Cumulative write-downs recognized (3)		$791

	December 31, 2009
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$75	$53	70.7%	$51	68.0%	0.1%
Problem	480	165	34.4	100	20.8	0.2
Potential problem	1,735	1,080	62.2	645	37.2	1.3
Total	$2,290	$1,298	56.7	$796	34.8	1.6%
Cumulative write-downs recognized (3)		$805

(1)

The difference between par value and amortized cost of $903 million at March 31, 2010 and $992 million at December 31, 2009 is primarily attributable to write-downs. Par value has been reduced by principal payments.

(2)	Bank loans are reflected at amortized cost.

(3)	Cumulative write-downs recognized only reflects impairment write-downs related to investments within the problem, potential problem and restructured categories.

At March 31, 2010, amortized cost for the problem category was $142 million and was comprised of $56 million of Subprime, $5 million of Consumer and other ABS, $4 million of CMBS and $3 million of other CDO.  Also included were $61 million of corporates (primarily privately placed), $8 million of municipal bonds, and $5 million of bank loans.  The decrease of $23 million compared to December 31, 2009 is primarily attributable to a reduction in Subprime.  The amortized cost of problem investments with a fair value less than 80% of amortized cost totaled $62 million with unrealized losses of $44 million and fair value of $18 million.

At March 31, 2010, amortized cost for the potential problem category was $990 million and was comprised of $389 million of Subprime, $196 million of Alt-A, $146 million of CMBS, $116 million of other CDO, $32 million of Prime and $10 million of Consumer and other ABS.  Also included were $84 million of corporates (primarily privately placed) and $17 million of bank loans.  The decrease of $90 million from December 31, 2009 is primarily attributable to a reduction of corporates (primarily privately placed) and CMBS.  The amortized cost of potential problem investments with a fair value less than 80% of amortized cost totaled $787 million with unrealized losses of $421 million and fair value of $366 million.

Net Investment Income The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2010	2009
Fixed income securities	$635	$681
Mortgage loans	101	134
Equity securities	1	1
Limited partnership interests	3	2
Short-term	1	7
Other	(8)	(6)
Investment income, before expense	733	819
Investment expense	(26)	(22)
Net investment income	$707	$797

Net investment income decreased 11.3% or $90 million to $707 million in the first quarter of 2010 from $797 million in the same period of 2009 primarily due to lower yields and actions to reduce the portfolio’s exposure to commercial real estate along with reduced average asset balances.  Net investment income was $722 million and $714 million in the third and fourth quarter of 2009, respectively.

Net realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2010	2009
Impairment write-downs	$(142)	$(352)
Change in intent write-downs	(23)	(32)
Net other-than-temporary impairment losses recognized in earnings	(165)	(384)
Sales	43	358
Valuation of derivative instruments	(54)	83
Settlements of derivative instruments	19	(18)
EMA limited partnership income	(4)	(77)
Realized capital gains and losses, pre-tax	(161)	(38)
Income tax benefit (expense)	57	(129)
Realized capital gains and losses, after-tax	$(104)	$(167)

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended March 31,
	2010	2009
Fixed income securities	$(118)	$(189)
Mortgage loans	(13)	(28)
Equity securities	—	(19)
Limited partnership interests	(11)	(94)
Other investments	—	(22)
Impairment write-downs	$(142)	$(352)

Impairment write-downs in the three months ended March 31, 2010 were primarily the result of RMBS which experienced deterioration in expected cash flows; investments with commercial real estate exposure, including CMBS, limited partnership interests, and mortgage loans; which were impacted by declines in real estate valuations or experienced deterioration in expected cash flows; and privately placed corporate bonds and municipal bonds due to issuer specific circumstances.  $102 million or 86.4% of the fixed income security write-downs for the three months ended March 31, 2010 related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  For these securities, as of March 31, 2010, there have either been no defaults or defaults have only impacted classes lower than our position in the capital structure.  $16 million of the fixed income security write-downs for the three months ended March 31, 2010 related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.

Limited partnership impairment write-downs related to Cost limited partnerships which experienced significant declines in portfolio valuations and we could not assert the recovery period would be temporary.  To determine if an other-than-temporary impairment has occurred related to a Cost limited partnership, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.

Change in intent write-downs are presented in the following table.

($ in millions)	Three months ended March 31,
	2010	2009
Fixed income securities	$(17)	$(20)
Mortgage loans	(6)	(6)
Equity securities	—	(6)
Change in intent write-downs	$(23)	$(32)

Change in intent write-downs in the three months ended March 31, 2010 related primarily to municipal bonds for which we have the intent to sell.

Sales generated $43 million of net realized gains for the three months ended March 31, 2010 primarily due to sales of corporate fixed income securities.

Valuation and settlement of derivative instruments recorded as net realized capital losses totaling $35 million for the three months ended March 31, 2010 included $54 million of losses on the valuation of derivative instruments and $19 million of gains on the settlement of derivative instruments.  Losses from risk reduction strategies primarily occurred in the duration gap management program and related to a decrease in interest rates.

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

At March 31, 2010, our securities with embedded options totaled $778 million, an increase in fair value of $11 million from December 31, 2009, resulting in realized capital losses on valuation of $5 million, net sales activity of $5 million, and unrealized net capital gains reported in OCI of $21 million for the host securities.  Net unrealized capital gains were further decreased by $7 million due to amortization of the host securities.  The change in fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI.  Total fair value exceeded total amortized cost by $5 million at March 31, 2010.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity unless the issuer of the note defaults.  Total par value exceeded fair value by $7 million at March 31, 2010.

The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy.

($ in millions)	Three months ended March 31,
	2010			2009	2010 Explanations
	Valuation	Settlements	Total	Total
Risk reduction
Duration gap management	$(55)	$12	$(43)	$74

Interest rate caps, floors and swaps are used to balance interest-rate sensitivities of assets and liabilities.  The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration.  The contracts can be terminated and settled at any time with minimal additional cost.  The maximum loss on caps and floors is limited to the amount of premiums paid.  The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts.  The 2010 losses relate to a decrease in interest rates and a decline in volatility.  Volatility represents the measure of variation of average value over a specified time period.  The 2010 losses are offset in unrealized capital gains and losses of our fixed income securities in OCI to the extent it relates to changes in risk-free rates.

Anticipatory hedging	16	4	20	(16)

Futures and interest rate swaps are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity.  The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost.  If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investment’s unrealized loss in OCI.  The 2010 gains were caused by a decrease in risk-free interest rates over the life of the net short position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	(9)	—	(9)	(2)

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to a decrease in interest rates.

Hedging unrealized gains on equity indexed notes	—	—	—	3

Hedge ineffectiveness	—	—	—	(1)	The hedge ineffectiveness of less than $1 million includes $47 million in realized capital losses on swaps that were offset by $47 million in realized capital gains on the hedged risk.

Foreign currency contracts	(2)	6	4	1

Credit risk reduction	3	(3)	—	35
Total Risk reduction	(47)	19	(28)	94

Income generation
Asset replication — credit exposure	(2)	—	(2)	(6)

The 2010 changes in valuation are due to the widening credit spreads on referenced credit entities.  The losses are primarily on first-to-default CDS and credit derivative index CDS.  The changes in valuation would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs.  For further discussion on CDS, see Note 6 of the condensed consolidated financial statements.

Accounting
Equity indexed notes	(4)	—	(4)	(26)

Equity-indexed notes are fixed income securities that contain embedded options.  The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses.  The results generally track the performance of underlying equity indices.  Valuation gains and losses are converted into cash upon sale or maturity.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Par value exceeded fair value by $35 million at March 31, 2010.  Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the March 31, 2010 and December 31, 2009 holdings, respectively.

					($ in millions)	March 31, 2010	Change in fair value	Change due to net sale activity	December 31, 2009
					Par value	$475	$—	$—	$475
					Amortized cost of host contract	$349	$5	$—	$344
					Fair value of equity-indexed call option	85	(4)	—	89
					Total amortized cost	$434	$1	$—	$433
					Total fair value	$440	$10	$—	$430
					Unrealized gain/loss	$6	$9	$—	$(3)

($ in millions)	Three months ended March 31,
	2010			2009	2010 Explanations
	Valuation	Settlements	Total	Total
Conversion options in fixed income securities	(1)	—	(1)	3

Convertible bonds are fixed income securities that contain embedded options.   Changes in valuation of the embedded option are reported in realized capital gains and losses.  The results generally track the performance of underlying equities.  Valuation gains and losses are converted into cash upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Fair value exceeded par value by $28 million at March 31, 2010.  Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the March 31, 2010 and December 31, 2009 holdings, respectively.

					($ in millions)	March 31, 2010	Change in fair value	Change due to net sale activity	December 31, 2009
					Par value	$310	$—	$(5)	$315
					Amortized cost of host contract	$225	$2	$(1)	$224
					Fair value of conversion option	114	(1)	(2)	117
					Total amortized cost	$339	$1	$(3)	$341
					Total Fair value	$338	$6	$(5)	$337
					Unrealized gain/loss	$(1)	$5	$(2)	$(4)

Total accounting	(5)	—	(5)	(23)

Total	$(54)	$19	$(35)	$65

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholder’s equity as of March 31, 2010 was $4.90 billion, an increase of 11.6% from $4.39 billion as of December 31, 2009.

•                  The Allstate Corporation (the “Corporation”) has at the parent holding company level $3.05 billion of deployable invested assets at March 31, 2010 compared to $3.07 billion at December 31, 2009.

•                  At March 31, 2010, we held 25.6% of our total cash and investment portfolio, or $15.48 billion, in cash and liquid investments that are saleable within one quarter without significant additional net realized capital losses.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	March 31, 2010	December 31, 2009
Common stock, additional capital paid-in and retained income	$5,145	$5,163
Accumulated other comprehensive loss	(249)	(777)
Total shareholder’s equity	4,896	4,386
Notes due to related parties	681	675
Total capital resources	$5,577	$5,061

Shareholder’s equity increased in the first three months of 2010, due primarily to decreases in unrealized net capital losses on investments, partially offset by a net loss.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and Allstate Insurance Company’s (“AIC’s”) ratings.  There have been no changes to our insurance financial strength ratings from Moody’s, S&P and A.M. Best since December 31, 2009.

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

Liquidity sources and uses  We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  Liquidity is managed at both the entity and enterprise level across the Company, and is assessed on both base and stressed level liquidity needs.  We believe we have sufficient liquidity to meet these needs, with $15.48 billion of cash and liquid investments saleable within 90 days without generating significant additional capital losses (25.6% of the total cash and investment portfolio).  We expect $6.68 billion of investment portfolio cash flows from maturities, calls, and interest receipts over the next 12 months.  Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.

Allstate parent holding company capital capacity The Corporation has at the parent holding company level $3.05 billion of deployable invested assets at March 31, 2010.  These assets include investments that are generally saleable within one quarter totaling $2.64 billion.  This provides funds for the parent company’s relatively low fixed charges.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•               A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2010, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A primary credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at March 31, 2010 was 19.8%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the first three months of 2010.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on May 8, 2009.  The Corporation can use the current shelf registration to issue an unspecified amount of debt securities, common stock (including 362 million shares of treasury stock as of March 31, 2010), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity Exposure  Contractholder funds as of March 31, 2010 were $49.28 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions at March 31, 2010.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$7,671	15.6%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	21,151	42.9
Market value adjustments (2)	8,707	17.7
Subject to discretionary withdrawal without adjustments (3)	11,752	23.8
Total contractholder funds (4)	$49,281	100.0%

(1)	Includes $9.55 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)

$7.24 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)	98% of our fixed annuity contracts that are currently out of their surrender charge period have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $1.27 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. effective June 1, 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities increased 9.9% in the first three months of 2010 compared to the same period of 2009.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance, based on the beginning of year contractholder funds, was 9.7% and 8.8% for the first three months of 2010 and 2009, respectively.  We strive to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of March 31, 2010, total institutional products outstanding were $3.41 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of March 31, 2010.

($ in millions)
2010	$771
2011	760
2012	40
2013	1,750
2016	85
$3,406

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Cash Flows  As reflected in our Condensed Consolidated Statements of Cash Flows, operating cash flows in the first three months of 2010 declined compared with the same period in 2009 as lower operating costs and expenses were more than offset by lower net investment income, lower tax refunds and higher contract benefits.

Lower cash flows provided by investing activities in the first three months of 2010 compared to the first three months of 2009 were primarily related to lower cash flows used in financing activities.

Lower cash flows used in financing activities in the first three months of 2010 compared to the first three months of 2009 were primarily due to decreased maturities and retirements of institutional products, partially offset by lower deposits on fixed annuities.

Item 4(T). Controls and Procedures

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of the Allstate Life Insurance Company Annual Report on Form 10-K for 2009.

Item 6.  Exhibits

(a)           Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

May 5, 2010
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 5, 2010, concerning unaudited interim financial information.

31(i)	Rule 13a-14(a) Certification of Principal Executive Officer

31(i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1