Form 10-Q
period 2010-06-30
ALLSTATE LIFE INSURANCE CO
filed 2010-08-09
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 9, 2010, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues
Premiums	$154	$154	$307	$306
Contract charges	248	237	494	465
Net investment income	700	741	1,407	1,538
Realized capital gains and losses:
Total other-than-temporary impairment losses	(174)	(332)	(353)	(716)
Portion of loss recognized in other comprehensive income	(24)	104	(10)	104
Net other-than-temporary impairment losses recognized in earnings	(198)	(228)	(363)	(612)
Sales and other realized capital gains and losses	(154)	350	(150)	696
Total realized capital gains and losses	(352)	122	(513)	84
	750	1,254	1,695	2,393

Costs and expenses
Contract benefits	406	357	770	691
Interest credited to contractholder funds	439	548	891	1,113
Amortization of deferred policy acquisition costs	14	268	81	697
Operating costs and expenses	83	81	169	170
Restructuring and related charges	(1)	2	(1)	19
Interest expense	11	10	22	21
	952	1,266	1,932	2,711
Gain on disposition of operations	2	1	3	4

Loss from operations before income tax (benefit) expense	(200)	(11)	(234)	(314)

Income tax (benefit) expense	(73)	(11)	(89)	22

Net loss	$(127)	$—	$(145)	$(336)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
($ in millions, except par value data)	2010	2009
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $48,700 and $49,842)	$48,871	$47,658
Mortgage loans	7,039	7,780
Equity securities, at fair value (cost $161 and $159)	172	183
Limited partnership interests	1,064	1,028
Short-term, at fair value (amortized cost $903 and $1,669)	903	1,669
Policy loans	825	823
Other	844	1,076
Total investments	59,718	60,217
Cash	196	145
Deferred policy acquisition costs	3,235	3,664
Reinsurance recoverables	4,155	4,016
Accrued investment income	541	540
Deferred income taxes	—	203
Other assets	506	963
Separate Accounts	8,003	9,072
Total assets	$76,354	$78,820

Liabilities
Contractholder funds	$47,697	$50,850
Reserve for life-contingent contract benefits	12,785	12,256
Unearned premiums	28	30
Payable to affiliates, net	116	119
Other liabilities and accrued expenses	1,572	1,432
Deferred income taxes	262	—
Notes due to related parties	681	675
Separate Accounts	8,003	9,072
Total liabilities	71,144	74,434

Commitments and Contingent Liabilities (Note 8)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,189	3,189
Retained income	1,824	1,969
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(207)	(274)
Other unrealized net capital gains and losses	325	(1,146)
Unrealized adjustment to DAC, DSI and insurance reserves	74	643
Total unrealized net capital gains and losses	192	(777)
Total accumulated other comprehensive income (loss)	192	(777)
Total shareholder’s equity	5,210	4,386
Total liabilities and shareholder’s equity	$76,354	$78,820

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
($ in millions)	2010	2009
	(unaudited)
Cash flows from operating activities
Net loss	$(145)	$(336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and other non-cash items	(86)	(164)
Realized capital gains and losses	513	(84)
Gain on disposition of operations	(3)	(4)
Interest credited to contractholder funds	891	1,113
Changes in:
Policy benefits and other insurance reserves	(130)	(52)
Unearned premiums	(2)	(1)
Deferred policy acquisition costs	(106)	501
Reinsurance recoverables, net	(195)	(240)
Income taxes	449	425
Other operating assets and liabilities	(1)	109
Net cash provided by operating activities	1,185	1,267

Cash flows from investing activities
Proceeds from sales
Fixed income securities	4,914	5,516
Equity securities	75	7
Limited partnership interests	66	19
Mortgage loans	44	139
Other investments	55	251
Investment collections
Fixed income securities	1,270	1,817
Mortgage loans	620	584
Other investments	37	57
Investment purchases
Fixed income securities	(5,122)	(6,048)
Equity securities	(50)	(101)
Limited partnership interests	(112)	(96)
Mortgage loans	(4)	(13)
Other investments	(77)	(7)
Change in short-term investments, net	595	1,893
Change in other investments, net	(52)	(162)
Net cash provided by investing activities	2,259	3,856

Cash flows from financing activities
Capital contribution	—	250
Contractholder fund deposits	1,266	1,943
Contractholder fund withdrawals	(4,659)	(7,160)
Net cash used in financing activities	(3,393)	(4,967)
Net increase in cash	51	156
Cash at beginning of period	145	93
Cash at end of period	$196	$249

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

The condensed consolidated financial statements and notes as of June 30, 2010, and for the three-month and six-month periods ended June 30, 2010 and 2009 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Premiums and Contract Charges

The following table summarizes premiums and contract charges by product.

	Three months ended		Six months ended
	June 30,		June 30,
($ in millions)	2010	2009	2010	2009
Premiums
Traditional life insurance	$100	$97	$202	$193
Immediate annuities with life contingencies	31	34	58	68
Accident and health	23	23	47	45
Total premiums	154	154	307	306

Contract charges
Interest-sensitive life insurance	238	226	471	442
Fixed annuities	10	11	23	23
Total contract charges	248	237	494	465
Total premiums and contract charges	$402	$391	$801	$771

Adopted accounting standards

Disclosures about Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which expands disclosure requirements relating to fair value measurements.  The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements.  The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities.  Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required.  The Company adopted the provisions of the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010.  Disclosures are not required for earlier periods presented for comparative purposes.  The new guidance affects disclosures only; and therefore, the adoption had no impact on the Company’s results of operations or financial position.

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

In the normal course of investing activities, the Company invests in variable interests issued by VIEs.  These variable interests include structured investments such as asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities as well as limited partnerships, special purpose entities and trusts.  For these variable interests, the Company concluded it is not the primary beneficiary due to the amount of the Company’s interest in the VIEs and the Company’s lack of power to direct the activities that are most significant to the economic performance of the VIEs.  The Company’s maximum exposure to loss on these interests is limited to the amount of the Company’s investment, including future funding commitments, as applicable.

Pending accounting standards

Embedded Credit Derivatives Scope Exception

In March 2010, the FASB issued accounting guidance that clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another.  The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting under the existing accounting guidance for embedded derivatives.  The guidance is effective for fiscal quarters beginning after June 15, 2010.  The Company will be required to bifurcate the credit default swaps embedded in synthetic collateralized debt obligations purchased after January 1, 2007.  The amortized cost and fair value of the synthetic collateralized debt obligations subject to the guidance are $100 million and $48 million, respectively, as of June 30, 2010.  Prospectively, the periodic changes in fair value of the embedded credit derivatives will be recorded in net income.  The adoption of this guidance on July 1, 2010 is not expected to have a material impact on the Company’s results of operations or financial position.

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

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans, fixed income securities, and other investments, as well as mergers completed with equity securities and limited partnerships, totaled $319 million and $141 million for the six months ended June 30, 2010 and 2009, respectively.

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

	Six months ended June 30,
($ in millions)	2010	2009
Net change in proceeds managed
Net change in short-term investments	$175	$(350)
Operating cash flow provided (used)	$175	$(350)

Net change in liabilities
Liabilities for collateral, beginning of year	$(617)	$(340)
Liabilities for collateral, end of period	(442)	(690)
Operating cash flow (used) provided	$(175)	$350

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

	Amortized	Gross unrealized		Fair
($ in millions)	cost	Gains	Losses	value
At June 30, 2010
U.S. government and agencies	$3,233	$334	$—	$3,567
Municipal	5,320	178	(304)	5,194
Corporate	27,268	1,633	(449)	28,452
Foreign government	1,981	326	(6)	2,301
Residential mortgage-backed securities (“RMBS”)	5,548	139	(719)	4,968
Commercial mortgage-backed securities (“CMBS”)	2,588	45	(598)	2,035
Asset-backed securities (“ABS”)	2,747	61	(469)	2,339
Redeemable preferred stock	15	—	—	15
Total fixed income securities	$48,700	$2,716	$(2,545)	$48,871

At December 31, 2009
U.S. government and agencies	$3,426	$168	$(13)	$3,581
Municipal	5,578	50	(519)	5,109
Corporate	27,314	1,015	(790)	27,539
Foreign government	1,906	258	(11)	2,153
RMBS	5,596	76	(1,006)	4,666
CMBS	3,390	30	(952)	2,468
ABS	2,616	48	(537)	2,127
Redeemable preferred stock	16	—	(1)	15
Total fixed income securities	$49,842	$1,645	$(3,829)	$47,658

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Scheduled maturities

The scheduled maturities for fixed income securities are as follows at June 30, 2010:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,507	$1,526
Due after one year through five years	13,351	13,909
Due after five years through ten years	10,848	11,704
Due after ten years	14,699	14,425
	40,405	41,564
RMBS and ABS	8,295	7,307
Total	$48,700	$48,871

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Fixed income securities	$629	$639	$1,264	$1,320
Mortgage loans	98	129	199	263
Equity securities	1	1	2	2
Limited partnership interests	4	2	7	4
Short-term investments	1	3	2	10
Other	(5)	(10)	(13)	(16)
Investment income, before expense	728	764	1,461	1,583
Investment expense	(28)	(23)	(54)	(45)
Net investment income	$700	$741	$1,407	$1,538

Realized capital gains and losses

Realized capital gains and losses by security type are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Fixed income securities	$(176)	$4	$(267)	$148
Mortgage loans	(28)	(16)	(53)	(48)
Equity securities	20	1	20	(24)
Limited partnership interests	9	(53)	(6)	(224)
Derivatives	(177)	221	(212)	290
Other	—	(35)	5	(58)
Realized capital gains and losses	$(352)	$122	$(513)	$84

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Realized capital gains and losses by transaction type are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Impairment write-downs	$(141)	$(203)	$(283)	$(555)
Change in intent write-downs	(57)	(25)	(80)	(57)
Net OTTI losses recognized in earnings	(198)	(228)	(363)	(612)
Sales	17	163	60	521
Valuation of derivative instruments	(149)	179	(203)	262
Settlements of derivative instruments	(30)	41	(11)	23
EMA limited partnership income	8	(33)	4	(110)
Realized capital gains and losses	$(352)	$122	$(513)	$84

Gross gains of $71 million and $223 million and gross losses of $94 million and $47 million were realized on sales of fixed income securities during the three months ended June 30, 2010 and 2009, respectively.  Gross gains of $166 million and $629 million and gross losses of $143 million and $115 million were realized on sales of fixed income securities during the six months ended June 30, 2010 and 2009, respectively.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other-than-temporary impairment losses by asset type are as follows:

	Three months ended June 30, 2010			Six months ended June 30, 2010
($ in millions)	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(28)	$—	$(28)	$(48)	$—	$(48)
Corporate	(2)	—	(2)	(42)	2	(40)
RMBS	(89)	2	(87)	(149)	15	(134)
CMBS	(17)	(11)	(28)	(43)	(11)	(54)
ABS	(5)	(15)	(20)	(8)	(16)	(24)
Total fixed income securities	(141)	(24)	(165)	(290)	(10)	(300)
Mortgage loans	(28)	—	(28)	(47)	—	(47)
Limited partnership interests	(5)	—	(5)	(16)	—	(16)
Other-than-temporary impairment losses	$(174)	$(24)	$(198)	$(353)	$(10)	$(363)

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(16)	$—	$(16)	$(16)	$—	$(16)
Corporate	(37)	(9)	(46)	(70)	(9)	(79)
Foreign government	—	—	—	(17)	—	(17)
RMBS	(148)	104	(44)	(168)	104	(64)
CMBS	(44)	—	(44)	(53)	—	(53)
ABS	(37)	9	(28)	(167)	9	(158)
Total fixed income securities	(282)	104	(178)	(491)	104	(387)
Mortgage loans	(15)	—	(15)	(49)	—	(49)
Equity securities	(1)	—	(1)	(26)	—	(26)
Limited partnership interests	(21)	—	(21)	(115)	—	(115)
Other	(13)	—	(13)	(35)	—	(35)
Other-than-temporary impairment losses	$(332)	$104	$(228)	$(716)	$104	$(612)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $180 million and $136 million as of June 30, 2010 and December 31, 2009, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2010	December 31, 2009
Corporate	$(18)	$(18)
RMBS	(314)	(323)
CMBS	(94)	(127)
ABS	(73)	(90)
Total	$(499)	$(558)

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Beginning balance	$(833)	$—	$(808)	$—
Beginning balance of cumulative credit loss for securities held at April 1, 2009	—	(1,059)	—	(1,059)
Additional credit loss for securities previously other-than-temporarily impaired	(75)	(39)	(122)	(39)
Additional credit loss for securities not previously other-than-temporarily impaired	(34)	(119)	(105)	(119)
Reduction in credit loss for securities disposed or collected	75	24	168	24
Reduction in credit loss for securities other-than-temporarily impaired to fair value	1	—	1	—
Change in credit loss due to accretion of increase in cash flows and time value of cash flows for securities previously other-than-temporarily impaired	2	—	2	—
Ending balance	$(864)	$(1,193)	$(864)	$(1,193)

The Company uses its best estimate of future cash flows expected to be collected from the fixed income security discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists.  The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security.  All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected.  That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition of the issue or issuer(s), expected defaults, expected recoveries, the value of underlying collateral and current subordination levels, vintage, geographic concentration, available reserves or escrows, third party guarantees and other credit enhancements.  Additionally, other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered.  The estimated fair value of collateral may be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement.  If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings.  The portion of the unrealized loss related to factors other than credit remains classified in OCI.  If the Company determines that the fixed income security does not have sufficient cash flow or other information to determine a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and is recorded in earnings.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

	Fair	Gross unrealized		Unrealized net
($ in millions)	value	Gains	Losses	gains (losses)
At June 30, 2010
Fixed income securities (1)	$48,871	$2,716	$(2,545)	$171
Equity securities	172	19	(8)	11
Short-term investments	903	—	—	—
Derivative instruments (2)	7	10	(3)	7
Unrealized net capital gains and losses, pre-tax				189
Amounts recognized for:
Insurance reserves (3)				(292)
DAC and DSI (4)				406
Amounts recognized				114
Deferred income taxes				(111)
Unrealized net capital gains and losses, after-tax				$192

(1)

Unrealized net capital gains and losses for fixed income securities as of June 30, 2010 comprises $(319) million related to unrealized net capital losses on fixed income securities with OTTI and $490 million related to other unrealized net capital gains and losses.

(2)	Included in the fair value of derivative securities are $5 million classified as assets and $(2) million classified as liabilities.

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

(1)

Unrealized net capital gains and losses for fixed income securities as of December 31, 2009 comprises $(422) million related to net unrealized capital losses on fixed income securities with OTTI and $(1,762) million related to other unrealized net capital gains and losses.

(2)	Included in the fair value of derivative securities are $(2) million classified as assets and $18 million classified as liabilities.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the six months ended June 30, 2010 is as follows:

($ in millions)
Fixed income securities	$2,355
Equity securities	(13)
Derivative instruments	25
Total	2,367

Amounts recognized for:
Insurance reserves	(292)
DAC and DSI	(584)
Decrease in amounts recognized	(876)
Deferred income taxes	(522)
Increase in unrealized net capital gains and losses	$969

Portfolio monitoring

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made a decision to sell or whether it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes.  If a security meets either of these criteria, the security’s decline in fair value is other than temporary and is recorded in earnings.

If the Company has not made the decision to sell the fixed income security and it is not more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis, the Company evaluates if it expects to receive cash flows sufficient to recover the entire amortized cost basis of the security by comparing the estimated recovery value, calculated by discounting the best estimate of future cash flows at the security’s original or current effective rate, as appropriate, to the amortized cost of the security.  If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in OCI.

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

The Company’s portfolio monitoring process includes a quarterly review of all securities through a screening process which identifies instances where the fair value compared to amortized cost (for fixed income securities) and cost (for equity securities) is below established thresholds.  The screening process also includes the monitoring of other criteria such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security.  Inherent in the Company’s evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition of the issue or issuer and its future earnings potential.  Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in a significant unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
($ in millions)	of issues	value	losses	of issues	value	losses	losses
At June 30, 2010
Fixed income securities
Municipal	20	$237	$(4)	234	$1,601	$(300)	$(304)
Corporate	194	1,917	(80)	230	3,094	(369)	(449)
Foreign government	6	108	(6)	2	20	—	(6)
RMBS	53	354	(6)	294	1,565	(713)	(719)
CMBS	6	60	(2)	173	1,167	(596)	(598)
ABS	32	293	(18)	143	1,230	(451)	(469)
Redeemable preferred stock	2	14	—	—	—	—	—
Total fixed income securities (1)	313	2,983	(116)	1,076	8,677	(2,429)	(2,545)
Equity securities	7	56	(6)	1	16	(2)	(8)
Total fixed income and equity securities	320	$3,039	$(122)	1,077	$8,693	$(2,431)	$(2,553)

Investment grade fixed income securities	214	$2,529	$(107)	782	$6,965	$(1,372)	$(1,479)
Below investment grade fixed income securities	99	454	(9)	294	1,712	(1,057)	(1,066)
Total fixed income securities	313	$2,983	$(116)	1,076	$8,677	$(2,429)	$(2,545)

At December 31, 2009
Fixed income securities
U.S. government and agencies	27	$1,952	$(13)	—	$—	$—	$(13)
Municipal	144	1,634	(62)	280	1,912	(457)	(519)
Corporate	300	3,979	(131)	398	5,155	(659)	(790)
Foreign government	10	360	(11)	1	1	—	(11)
RMBS	162	604	(14)	310	1,727	(992)	(1,006)
CMBS	19	186	(3)	257	1,796	(949)	(952)
ABS	21	203	(19)	163	1,363	(518)	(537)
Redeemable preferred stock	1	—	—	1	13	(1)	(1)
Total fixed income securities (1)	684	8,918	(253)	1,410	11,967	(3,576)	(3,829)
Equity securities	7	11	(2)	1	13	(5)	(7)
Total fixed income and equity securities	691	$8,929	$(255)	1,411	$11,980	$(3,581)	$(3,836)

Investment grade fixed income securities	650	$8,667	$(191)	1,119	$10,260	$(2,467)	$(2,658)
Below investment grade fixed income securities	34	251	(62)	291	1,707	(1,109)	(1,171)
Total fixed income securities	684	$8,918	$(253)	1,410	$11,967	$(3,576)	$(3,829)

(1)

Gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which the Company has recorded a credit loss in earnings total $4 million for the less than 12 month category and $389 million for the 12 months or greater category as of June 30, 2010 and $16 million for the less than 12 month category and $468 million for the 12 months or greater category as of December 31, 2009.

As of June 30, 2010, $584 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $584 million, $494 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to rising interest rates or widening credit spreads since the securities were acquired.

As of June 30, 2010, the remaining $1.97 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade securities comprising $985 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent’s bankruptcy.  Of the $1.97 billion, $984 million are related to below investment grade fixed income securities.  Of these amounts, $921 million of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of June 30, 2010.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from larger risk premiums

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of declining residential and commercial real estate valuations.

RMBS, CMBS and ABS securities in an unrealized loss position were evaluated based on discounted cash flows and credit ratings, as well as the performance of the underlying collateral relative to the securities’ positions in the respective securitization trusts.  The evaluation for RMBS and ABS in an unrealized loss position also takes into consideration credit enhancements from bond insurers, where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying security, taking into consideration credit enhancements from bond insurers, where applicable.  Unrealized losses on equity securities are primarily related to equity market fluctuations.

As of June 30, 2010, the Company has not made a decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of June 30, 2010, the Company had the intent and ability to hold the equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnership impairment

As of June 30, 2010 and December 31, 2009, the carrying value of equity method limited partnership interests totaled $474 million and $495 million, respectively.  The Company recognizes an impairment loss for equity method investments when evidence demonstrates that it is other-than-temporarily impaired.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had write-downs of $1 million for the three months ended June 30, 2010 and had no write-downs for the three months ended June 30, 2009 related to equity method limited partnership interests.  The Company had write-downs of $1 million and $5 million for the six months ended June 30, 2010 and 2009, respectively, related to equity-method limited partnership interests.

As of June 30, 2010 and December 31, 2009, the carrying value for cost method limited partnership interests was $590 million and $533 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; significantly reduced valuations of the investments held by limited partnerships; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company uses a screening process to identify those investments whose net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is deemed other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs of $4 million and $21 million for the three months ended June 30, 2010 and 2009, respectively, and write-downs of $15 million and $110 million for the six months ended June 30, 2010 and 2009, respectively, related to cost method investments that were other-than-temporarily impaired.

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

The Company has two types of situations where investments are classified as Level 3 in the fair value hierarchy.  The first is where quotes continue to be received from independent third-party valuation service providers and all significant inputs are market observable; however, there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate.  The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and sources.

The second situation where the Company classifies securities in Level 3 is where specific inputs significant to the fair value estimation models are not market observable.  This occurs in two primary instances.  The first relates to the Company’s use of broker quotes.  The second relates to auction rate securities (“ARS”) backed by student loans for which a key input, the anticipated date liquidity will return to this market, is not market observable.

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.  In addition, equity options embedded in fixed income securities are not disclosed in the hierarchy with free-standing derivatives as the embedded derivatives are presented with the host contracts in fixed income securities.  As of June 30, 2010, 76.3% of total assets are measured at fair value and 0.9% of total liabilities are measured at fair value.

In determining fair value, the Company principally uses the market approach which generally utilizes market transaction data for the same or similar instruments.  To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies.  For the majority of Level 2 and Level 3 valuations, a combination of the market and income approaches is used.

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

Corporate, including privately placed:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.  Also included are privately placed securities valued using a discounted cash flow model that is widely accepted in the financial services industry and uses market observable inputs and inputs derived principally from, or corroborated by, observable market data.  The primary inputs to the discounted cash flow model include an interest rate curve, as well as published credit spreads for similar assets in markets that are not active that incorporate the credit quality and industry sector of the issuer.

Foreign government:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.

RMBS - U.S. government sponsored entities (“U.S. Agency”), Prime residential mortgage-backed securities (“Prime”) and Alt-A residential mortgage-backed securities (“Alt-A”); ABS - auto and student loans and other:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.

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

OTC derivatives, including interest rate swaps, foreign currency swaps, foreign exchange forward contracts, and certain credit default swaps, are valued using models that rely on inputs such as interest rate yield curves, currency rates, and counterparty credit spreads that are observable for substantially the full term of the contract.  The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

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

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 3 measurements

•                  Fixed income securities:

Municipal:  ARS primarily backed by student loans that have become illiquid due to failures in the auction market are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including estimates of future coupon rates if auction failures continue, maturity assumptions and illiquidity premium.  Also included are municipal bonds that are not rated by third party credit rating agencies but are rated by the NAIC, in addition to other high-yield municipal bonds.  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.

Corporate, including privately placed:  Primarily valued based on non-binding broker quotes.  Also included are equity-indexed notes which are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, such as volatility.  Other inputs include an interest rate curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.

RMBS - Subprime residential mortgage-backed securities (“Subprime”) and Alt-A:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Also included are Subprime and Alt-A securities that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, Subprime and certain Alt-A securities are categorized as Level 3.

Foreign government:  Valued based on non-binding broker quotes.

CMBS:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, collateral performance and credit spreads.  Also included are CMBS that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain CMBS are categorized as Level 3.

ABS - Collateralized debt obligations (“CDO”):  Valued based on non-binding broker quotes received from brokers who are familiar with the investments.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all CDO are categorized as Level 3.

ABS - student loans and other:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Also included are ABS that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain ABS are categorized as Level 3.

•                  Other investments:  Certain OTC derivatives, such as interest rate caps and floors, certain credit default swaps and OTC options (including swaptions), are valued using models that are widely accepted in the financial services industry.  These are categorized as Level 3 as a result of the significance of non-market observable inputs such as volatility.  Other primary inputs include interest rate yield curves and credit spreads.

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

Assets and liabilities measured at fair value on a non-recurring basis

Mortgage loans written-down to fair value in connection with recognizing impairments are valued based on the fair value of the underlying collateral.  Limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments are valued using net asset values.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2010:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2010
Assets
Fixed income securities:
U.S. government and agencies	$839	$2,728	$—		$3,567
Municipal	—	4,591	603		5,194
Corporate	—	26,434	2,018		28,452
Foreign government	—	2,301	—		2,301
RMBS	—	3,606	1,362		4,968
CMBS	—	1,243	792		2,035
ABS	—	459	1,880		2,339
Redeemable preferred stock	—	14	1		15
Total fixed income securities	839	41,376	6,656		48,871
Equity securities	110	33	29		172
Short-term investments	95	808	—		903
Other investments:
Free-standing derivatives	—	364	7	$(185)	186
Separate account assets	8,003	—	—		8,003
Other assets	—	—	2		2
Total recurring basis assets	9,047	42,581	6,694	(185)	58,137
Non-recurring basis (1)	—	—	84		84
Total assets at fair value	$9,047	$42,581	$6,778	$(185)	$58,221
% of total assets at fair value	15.5%	73.1%	11.7%	(0.3)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(106)	$(119)		$(225)
Other liabilities:
Free-standing derivatives	(1)	(463)	(115)	$185	(394)
Total liabilities at fair value	$(1)	$(569)	$(234)	$185	$(619)
% of total liabilities at fair value	0.2%	91.9%	37.8%	(29.9)%	100.0%

(1)         Includes $78 million of mortgage loans and $6 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

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

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2010.

		Total realized and unrealized gains (losses) included in:
($ in millions)	Balance as of March 31, 2010	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2010
Assets
Fixed income securities:
Municipal	$681	$(5)	$3	$(68)	$—	$(8)	$603
Corporate	1,967	(6)	29	(5)	169	(136)	2,018
RMBS	1,387	(88)	139	(70)	—	(6)	1,362
CMBS	1,033	(74)	192	(155)	—	(204)	792
ABS	1,900	11	(9)	55	—	(77)	1,880
Redeemable preferred stock	1	—	—	—	—	—	1
Total fixed income securities	6,969	(162)	354	(243)	169	(431)	6,656
Equity securities	31	—	(1)	(1)	—	—	29
Other investments:
Free-standing derivatives, net	(70)	(41)	—	3	—	—	(108	)(2)
Other assets	2	—	—	—	—	—	2
Total recurring Level 3 assets	$6,932	$(203)	$353	$(241)	$169	$(431)	$6,579

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(90)	$(30)	$—	$1	$—	$—	$(119)
Total recurring Level 3 liabilities	$(90)	$(30)	$—	$1	$—	$—	$(119)

(1)

The effect to net income totals $(233) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(217) million in realized capital gains and losses, $18 million in net investment income, $4 million in interest credited to contractholder funds and $30 million in contract benefits.

(2)	Comprises $7 million of assets and $115 million of liabilities.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2010.

		Total realized and unrealized gains (losses) included in:
($ in millions)	Balance as of December 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2010
Assets
Fixed income securities:
Municipal	$746	$(10)	$10	$(116)	$—	$(27)	$603
Corporate	2,020	(22)	120	(61)	172	(211)	2,018
Foreign government	20	—	—	(20)	—	—	—
RMBS	1,052	(128)	248	196	—	(6)	1,362
CMBS	1,322	(108)	301	(334)	24	(413)	792
ABS	1,710	16	77	154	—	(77)	1,880
Redeemable preferred stock	1	—	—	—	—	—	1
Total fixed income securities	6,871	(252)	756	(181)	196	(734)	6,656
Equity securities	27	—	1	1	—	—	29
Other investments:
Free-standing derivatives, net	(53)	(65)	—	10	—	—	(108	)(2)
Other assets	2	—	—	—	—	—	2
Total recurring Level 3 assets	$6,847	$(317)	$757	$(170)	$196	$(734)	$6,579

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(110)	$(12)	$—	$3	$—	$—	$(119)
Total recurring Level 3 liabilities	$(110)	$(12)	$—	$3	$—	$—	$(119)

(1)          The effect to net income totals $(329) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(361) million in realized capital gains and losses, $47 million in net investment income, $3 million in interest credited to contractholder funds and $12 million in contract benefits.

(2)          Comprises $7 million of assets and $115 million of liabilities.

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

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2010.

During the three and six months ended June 30, 2010, certain CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and the availability of market observable quoted prices for similar assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three and six months ended June 30, 2010, including those related to Corporate fixed income securities, included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three and six months ended June 30, 2010, including those related to Corporate fixed income securities, included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider.  A quote utilizing the new pricing source was not available as of

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the total gains and (losses) included in net income during the period for Level 3 assets and liabilities still held at June 30, 2010.

($ in millions)	Three months ended June 30, 2010	Six months ended June 30, 2010
Assets
Fixed income securities:
Municipal	$(4)	$(8)
Corporate	(9)	(39)
RMBS	(83)	(121)
CMBS	(19)	(43)
ABS	11	11
Total fixed income securities	(104)	(200)
Other investments:
Free-standing derivatives, net	(39)	(57)
Total recurring Level 3 assets	$(143)	$(257)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(30)	$(12)
Total recurring Level 3 liabilities	$(30)	$(12)

The amounts in the table above represent gains and losses included in net income during the period presented for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(173) million for the three months ended June 30, 2010 and are reported in the Condensed Consolidated Statements of Operations as follows: $(155) million in realized capital gains and losses, $17 million in net investment income, $5 million in interest credited to contractholder funds and $30 million in contract benefits.  These gains and losses total $(269) million for the six months ended June 30, 2010 and are reported in the Condensed Consolidated Statements of Operations as follows: $(282) million in realized capital gains and losses, $30 million in net investment income, $5 million in interest credited to contractholder funds and $12 million in contract benefits.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2009.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for financial
($ in millions)	Balance as of March 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of June 30, 2009		instruments still held at June 30, 2009 (3)
Assets
Fixed income securities:
Municipal	$633	$—	$26	$(6)	$34	$687		$—
Corporate	9,496	(5)	568	(548)	(7)	9,504		(18)
RMBS	1,550	(40)	97	(34)	(162)	1,411		(41)
CMBS	719	(72)	255	(2)	(13)	887		(72)
ABS	1,056	(26)	242	(15)	—	1,257		(27)
Redeemable preferred stock	1	—	—	—	—	1		—
Total fixed income securities	13,455	(143)	1,188	(605)	(148)	13,747		(158)
Equity securities	26	—	—	—	—	26		—
Other investments:
Free-standing derivatives, net	(152)	47	—	6	—	(99	)(2)	52
Other assets	3	(1)	—	—	—	2		(1)
Total recurring Level 3 assets	$13,332	$(97)	$1,188	$(599)	$(148)	$13,676		$(107)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(291)	$131	$—	$5	$—	$(155)		$131
Total recurring Level 3 liabilities	$(291)	$131	$—	$5	$—	$(155)		$131

(1)          The effect to net income totals $34 million and is reported in the Condensed Consolidated Statements of Operations as follows: $(110) million in realized capital gains and losses, $13 million in net investment income and $(131) million in contract benefits.

(2)          Comprises $30 million of assets and $129 million of liabilities.

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

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2009.

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

(2)          Comprises $30 million of assets and $129 million of liabilities.

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

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

	June 30, 2010		December 31, 2009
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$7,039	$6,043	$7,780	$6,220
Limited partnership interests - cost basis	590	608	533	521
Bank loans	328	304	359	329
Notes due from related party	275	245	275	233

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

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial liabilities

	June 30, 2010		December 31, 2009
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$36,409	$35,480	$39,824	$38,196
Notes due to related parties	681	641	675	611
Liability for collateral	442	442	617	617

The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for the Company’s own credit risk.  Deferred annuities included in contractholder funds are valued using discounted cash flow models which incorporate market value margins, which are based on the cost of holding economic capital, and the Company’s own credit risk.  Immediate annuities without life contingencies and fixed rate funding agreements are valued at the present value of future benefits using market implied interest rates which include the Company’s own credit risk.

The fair value of notes due to related parties is based on discounted cash flow calculations using current interest rates for instruments with comparable terms and considers the Company’s own credit risk.  The liability for collateral is valued at carrying value due to its short-term nature.

6.  Derivative Financial Instruments

The Company primarily uses derivatives for risk management and asset replication.  In addition, the Company has derivatives embedded in non-derivative “host” contracts that are required to be separated from the host contracts and accounted for at fair value.  With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.  The Company does not use derivatives for trading purposes.  Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements to permit the application of hedge accounting.

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

Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities.  Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, floors, swaptions and futures are acquired to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates.  The Company uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and futures and options for hedging the Company’s equity exposure contained in equity indexed annuity product contracts that offer equity returns to contractholders.  In addition, the Company uses interest rate swaps to hedge interest rate risk inherent in funding agreements.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of June 30, 2010, the Company pledged $16 million of securities and cash in the form of margin deposits.

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

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statements of Financial Position at June 30, 2010.

	Asset derivatives
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$39	n/a	$(3)	$—	$(3)
Foreign currency swap agreements	Other investments	41	n/a	5	5	—
Total		$80	n/a	$2	$5	$(3)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$573	n/a	$45	$49	$(4)
Interest rate cap and floor agreements	Other investments	61	n/a	1	1	—
Financial futures contracts and options	Other investments	n/a	1,235	—	—	—
Equity and index contracts
Options, futures and warrants (2)	Other investments	73	21,900	134	134	—
Options, futures and warrants	Other assets	n/a	30	—	—	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	40	n/a	3	3	—
Embedded derivative financial instruments
Conversion options in fixed income securities	Fixed income securities	322	n/a	76	76	—
Equity-indexed call options in fixed income securities	Fixed income securities	425	n/a	57	57	—
Credit default contracts
Credit Default Swaps - Buying Protection	Other investments	41	n/a	1	1	—
Other contracts
Other contracts	Other investments	13	n/a	—	—	—
Other contracts	Other assets	6	n/a	2	2	—
Total		$1,554	23,165	$319	$323	$(4)

Total derivative assets		$1,634	23,165	$321	$328	$(7)

(1)          Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2)          In addition to the number of contracts presented in the table, the Company held 837,100 stock warrants.  Stock warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$3,832	n/a	$(240)	$14	$(254)
Interest rate swap agreements	Contractholder funds	—	n/a	3	3	—
Foreign currency swap agreements	Other liabilities & accrued expenses	161	n/a	2	5	(3)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	435	n/a	27	27	—
Foreign currency and interest rate swap agreements	Contractholder funds	—	n/a	12	12	—
Total		$4,428	n/a	$(196)	$61	$(257)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$5,297	n/a	$(45)	$93	$(138)
Interest rate swaption agreements	Other liabilities & accrued expenses	750	n/a	4	4	—
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,563	n/a	(32)	1	(33)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	1,947	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	48	22,855	(48)	—	(48)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	50	n/a	8	8	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,015	n/a	(75)	—	(75)
Guaranteed withdrawal benefits	Contractholder funds	721	n/a	(40)	—	(40)
Equity-indexed options in life and annuity product contracts	Contractholder funds	4,236	n/a	(106)	—	(106)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(4)	—	(4)
Credit default contracts
Credit Default Swaps - Buying Protection	Other liabilities & accrued expenses	523	n/a	2	10	(8)
Credit Default Swaps - Selling Protection	Other liabilities & accrued expenses	479	n/a	(87)	1	(88)
Total		$16,767	24,802	$(423)	$117	$(540)

Total derivative liabilities		$21,195	24,802	$(619)	$178	$(797)

Total derivatives		$22,829	47,967	$(298)

(1)          Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statements of Financial Position at December 31, 2009.

	Asset derivatives
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$45	n/a	$(3)	$—	$(3)
Foreign currency swap agreements	Other investments	23	n/a	(2)	—	(2)
Total		$68	n/a	$(5)	$—	$(5)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,106	n/a	$57	$61	$(4)
Interest rate cap and floor agreements	Other investments	52	n/a	2	2	—
Financial futures contracts and options	Other assets	n/a	404	—	—	—
Equity and index contracts
Options, futures and warrants (2)	Other investments	62	19,850	385	385	—
Options, futures and warrants	Other assets	n/a	102	—	—	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	53	n/a	1	1	—
Embedded derivative financial instruments
Conversion options in fixed income securities	Fixed income securities	315	n/a	117	117	—
Equity-indexed call options in fixed income securities	Fixed income securities	475	n/a	89	89	—
Credit default contracts
Credit Default Swaps - Buying Protection	Other investments	83	n/a	(3)	2	(5)
Credit Default Swaps - Selling Protection	Other investments	14	n/a	—	—	—
Other contracts
Other contracts	Other investments	75	n/a	—	—	—
Other contracts	Other assets	6	n/a	2	2	—
Total		$2,241	20,356	$650	$659	$(9)

Total derivative assets		$2,309	20,356	$645	$659	$(14)

(1)          Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

(2)          In addition to the number of contracts presented in the table, the Company held 837,100 stock warrants.  Stock warrants can be converted to cash upon sale of those instruments or exercised for shares of common stock.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$2,443	n/a	$(230)	$—	$(230)
Foreign currency swap agreements	Other liabilities & accrued expenses	179	n/a	(18)	3	(21)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	870	n/a	231	231	—
Foreign currency and interest rate swap agreements	Contractholder funds	—	n/a	44	44	—
Total		$3,492	n/a	$27	$278	$(251)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$6,087	n/a	$32	$69	$(37)
Interest rate swaption agreements	Other liabilities & accrued expenses	1,000	n/a	15	15	—
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,896	n/a	(16)	9	(25)
Equity and index contracts
Options, futures and warrants	Other liabilities & accrued expenses	45	19,946	(213)	3	(216)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	54	n/a	3	3	—
Foreign currency forwards and options	Other liabilities & accrued expenses	185	n/a	2	2	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,113	n/a	(66)	—	(66)
Guaranteed withdrawal benefits	Contractholder funds	810	n/a	(41)	—	(41)
Equity-indexed options in life and annuity product contracts	Contractholder funds	4,321	n/a	(217)	—	(217)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	—	(3)
Credit default contracts
Credit Default Swaps - Buying Protection	Other liabilities & accrued expenses	550	n/a	(29)	4	(33)
Credit Default Swaps - Selling Protection	Other liabilities & accrued expenses	1,070	n/a	(60)	6	(66)
Total		$19,216	19,946	$(593)	$111	$(704)

Total derivative liabilities		$22,708	19,946	$(566)	$389	$(955)

Total derivatives		$25,017	40,302	$79

(1)     Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Effective portion
Gain (loss) recognized in OCI on derivatives during the period	$22	$(28)	$28	$(24)
Gain (loss) recognized in OCI on derivatives during the term of the hedging relationship	7	(11)	7	(11)
Gain reclassified from AOCI into income (net investment income)	—	—	1	1
Gain reclassified from AOCI into income (realized capital gains and losses)	2	1	2	1
Ineffective portion and amount excluded from effectiveness
Gain recognized in income on derivatives (realized capital gains and losses)	—	—	—	—

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

	Three months ended June 30, 2010
($ in millions)	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(72)	$2	$—	$13	$(57)
Foreign currency and interest rate contracts	—	(1)	—	(16)	(17)
Subtotal	(72)	1	—	(3)	(74)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(115)	—	—	(115)
Equity and index contracts	—	—	—	(70)	(70)
Embedded derivative financial instruments	—	(51)	(28)	112	33
Credit default contracts	—	(14)	—	—	(14)
Other contracts	—	—	—	2	2
Subtotal	—	(180)	(28)	44	(164)
Total	$(72)	$(179)	$(28)	$41	$(238)

	Six months ended June 30, 2010
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(113)	$2	$—	$12	$(99)
Foreign currency and interest rate contracts	—	(1)	—	(40)	(41)
Subtotal	(113)	1	—	(28)	(140)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(147)	—	—	(147)
Equity and index contracts	—	—	—	(36)	(36)
Embedded derivative financial instruments	—	(56)	(8)	110	46
Foreign currency contracts	—	4	—	—	4
Credit default contracts	—	(16)	—	—	(16)
Other contracts	—	—	—	2	2
Subtotal	—	(215)	(8)	76	(147)
Total	$(113)	$(214)	$(8)	$48	$(287)

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended June 30, 2009
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$71	$6	$—	$(1)	$76
Foreign currency and interest rate contracts	—	(2)	—	90	88
Subtotal	71	4	—	89	164

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	218	—	—	218
Equity and index contracts	—	(3)	—	32	29
Embedded derivative financial instruments	—	25	133	(68)	90
Foreign currency contracts	—	(1)	—	—	(1)
Credit default contracts	—	(23)	—	—	(23)
Other contracts	—	—	—	(4)	(4)
Subtotal	—	216	133	(40)	309
Total	$71	$220	$133	$49	$473

	Six months ended June 30, 2009
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$78	$10	$—	$(13)	$75
Foreign currency and interest rate contracts	—	(3)	—	60	57
Subtotal	78	7	—	47	132

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	274	—	—	274
Equity and index contracts	—	—	—	9	9
Embedded derivative financial instruments	—	2	110	(85)	27
Credit default contracts	—	6	—	—	6
Other contracts	—	—	—	(1)	(1)
Subtotal	—	282	110	(77)	315
Total	$78	$289	$110	$(30)	$447

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)

	Three months ended June 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$9	$(24)	$15	$—
Net investment income	(43)	—	—	43
Realized capital gains and losses	2	(1)	—	—
Total	$(32)	$(25)	$15	$43

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$8	$(57)	$49	$—
Net investment income	(56)	—	—	56
Realized capital gains and losses	2	(1)	—	—
Total	$(46)	$(58)	$49	$56

	Three months ended June 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$—	$79	$(79)	$—
Net investment income	105	—	—	(105)
Realized capital gains and losses	6	(2)	—	—
Total	$111	$77	$(79)	$(105)

	Six months ended June 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$44	$(18)	$—
Net investment income	145	—	—	(145)
Realized capital gains and losses	10	(3)	—	—
Total	$129	$41	$(18)	$(145)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of June 30, 2010, counterparties pledged $9 million in securities to the Company, and the Company pledged $302 million in securities to counterparties which includes $263 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $39 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives including futures and certain option contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

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

($ in millions)

	June 30, 2010				December 31, 2009
Rating (1)	Number of counter- parties	Notional amount	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$672	$21	$12	—	$—	$—	$—
A+	1	15	—	—	3	6,666	151	18
A	2	94	—	—	2	1,041	48	17
A-	1	89	30	30	1	145	23	23
Total	5	$870	$51	$42	6	$7,852	$222	$58

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

($ in millions)	June 30, 2010	December 31, 2009
Gross liability fair value of contracts containing credit-risk-contingent features	$499	$386
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(182)	(233)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(263)	(122)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$54	$31

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

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of June 30, 2010:

	Notional amount
($ in millions)	AAA	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$—	$40	$75	$36	$15	$166	$(5)
High yield debt	—	—	—	—	8	8	—
Municipal	—	25	—	—	—	25	(8)
Subtotal	—	65	75	36	23	199	(13)
Baskets
Tranche
Investment grade corporate debt	—	—	—	—	65	65	(35)
First-to-default
Investment grade corporate debt	—	—	—	15	—	15	—
Municipal	—	—	100	—	—	100	(38)
Subtotal	—	—	100	15	65	180	(73)
Index
Investment grade corporate debt	1	2	26	66	5	100	(1)
Total	$1	$67	$201	$117	$93	$479	$(87)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2009:

	Notional amount
($ in millions)	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$65	$41	$15	$171	$(5)
High yield debt	—	—	—	8	8	—
Municipal	25	—	—	—	25	(4)
Subtotal	75	65	41	23	204	(9)
Baskets
Tranche
Investment grade corporate debt	—	—	—	65	65	(27)
First-to-default
Investment grade corporate debt	—	45	15	—	60	—
Municipal	20	135	—	—	155	(28)
Subtotal	20	180	15	65	280	(55)
Index
Investment grade corporate debt	14	159	408	19	600	4
Total	$109	$404	$464	$107	$1,084	$(60)

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

7.              Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Premiums and contract charges
Direct	$566	$555	$1,117	$1,100
Assumed
Affiliate	26	25	53	50
Non-affiliate	6	6	11	11
Ceded—non-affiliate	(196)	(195)	(380)	(390)

Premiums and contract charges, net of reinsurance	$402	$391	$801	$771

The effects of reinsurance on contract benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Contract benefits
Direct	$590	$480	$1,058	$1,239
Assumed
Affiliate	18	18	35	33
Non-affiliate	8	6	12	14
Ceded—non-affiliate	(210)	(147)	(335)	(595)

Contract benefits, net of reinsurance	$406	$357	$770	$691

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of reinsurance on interest credited to contractholder funds are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Interest credited to contractholder funds
Direct	$441	$551	$895	$1,117
Assumed
Affiliate	3	2	5	5
Non-affiliate	4	3	7	6
Ceded—non-affiliate	(9)	(8)	(16)	(15)

Interest credited to contractholder funds, net of reinsurance	$439	$548	$891	$1,113

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

If Executive Life were to be declared insolvent in the future, the Company may have exposure to future guaranty fund assessments.  The Company’s exposure will ultimately depend on the level of guaranty fund system participation, as well as the viability of a plan of the Bureau to obtain voluntary contributions from insurance companies.  New York law currently contains an aggregate limit on guaranty funds under the Life Insurance Corporation of New York of $500 million, of which approximately $40 million has been used.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future premium taxes.  The Company’s average market share for New York, based on assessable premiums, was approximately 3.1% in 2009.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the referenced entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $111 million at June 30, 2010.  The obligations associated with these fixed income securities expire at various dates on or before March 26, 2014.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2010.

Regulation and Compliance

The Company is subject to changing social, economic and regulatory conditions.  From time to time, regulatory authorities or legislative bodies seek to impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, and otherwise expand overall regulation of insurance products and the insurance industry.  The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting.  The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies.  As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies.  Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred.  The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.

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

In these agency program reorganization matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

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

9.              Income Taxes

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the six months ended June 30 is as follows:

($ in millions)	2010		2009
Statutory federal income tax rate - benefit	$(82)	(35.0)%	$(110)	(35.0)%
Dividends received deduction	(6)	(2.6)	(6)	(1.9)
Other	(1)	(0.4)	1	0.3
Valuation allowance	—	—	137	43.6
Effective income tax rate - (benefit) expense	$(89)	(38.0)%	$22	7.0%

Income tax expense for the six months ended June 30, 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

10.       Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

	Three months ended June 30,
	2010			2009
($ in millions)	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized holding gains and losses arising during the period, net of related offsets	$522	$(182)	$340	$2,625	$(1,021)	$1,604
Less: reclassification adjustment of realized capital gains and losses	(156)	55	(101)	(49)	17	(32)
Unrealized net capital gains and losses	678	(237)	441	2,674	(1,038)	1,636
Other comprehensive income	$678	$(237)	441	$2,674	$(1,038)	1,636
Net loss			(127)			—
Comprehensive income			$314			$1,636

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30,
	2010			2009
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized holding gains and losses arising during the period, net of related offsets	$1,244	$(436)	$808	$2,471	$(964)	$1,507
Less: reclassification adjustment of realized capital gains and losses	(247)	86	(161)	(102)	36	(66)
Unrealized net capital gains and losses	1,491	(522)	969	2,573	(1,000)	1,573
Other comprehensive income	$1,491	$(522)	969	$2,573	$(1,000)	1,573
Net loss			(145)			(336)
Comprehensive income			$824			$1,237

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of June 30, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

August 9, 2010

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

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

OPERATIONS HIGHLIGHTS

•                  Net loss was $127 million and $145 million in the second quarter and first six months of 2010, respectively, compared to breaking even (no net income or loss) and a net loss of $336 million in the second quarter and first six months of 2009, respectively.

•                  Premiums and contract charges on underwritten products, including traditional and interest-sensitive life insurance and accident and health insurance, increased 4.3% or $15 million and 5.9% or $40 million in the second quarter and first six months of 2010, respectively, compared to the same periods in the prior year.

•                  Net realized capital losses totaled $352 million and $513 million in the second quarter and first six months of 2010, respectively, compared to net realized capital gains of $122 million and $84 million in the second quarter and first six month of 2009, respectively.

•                  Investments as of June 30, 2010 totaled $59.72 billion, reflecting a decrease in carrying value of $499 million from $60.22 billion as of December 31, 2009.  Net investment income decreased 5.5% to $700 million in the second quarter and 8.5% to $1.41 billion in the first six months of 2010 from $741 million and $1.54 billion in the second quarter and first six months of 2009, respectively.

•                  Contractholder funds as of June 30, 2010 totaled $47.70 billion, reflecting a decrease of $3.15 billion from $50.85 billion as of December 31, 2009.

OPERATIONS

Summary analysis  Summarized financial data is presented in the following table.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Revenues
Premiums	$154	$154	$307	$306
Contract charges	248	237	494	465
Net investment income	700	741	1,407	1,538
Realized capital gains and losses	(352)	122	(513)	84
Total revenues	750	1,254	1,695	2,393

Costs and expenses
Contract benefits	(406)	(357)	(770)	(691)
Interest credited to contractholder funds	(439)	(548)	(891)	(1,113)
Amortization of DAC	(14)	(268)	(81)	(697)
Operating costs and expenses	(83)	(81)	(169)	(170)
Restructuring and related charges	1	(2)	1	(19)
Interest expense	(11)	(10)	(22)	(21)
Total costs and expenses	(952)	(1,266)	(1,932)	(2,711)

Gain on disposition of operations	2	1	3	4
Income tax benefit (expense)	73	11	89	(22)
Net loss	$(127)	$—	$(145)	$(336)

Investments at June 30			$59,718	$57,957

Net loss in the second quarter of 2010 was $127 million compared to breaking even (no net income or loss) in the same period of 2009.  The unfavorable change of $127 million was primarily due to net realized capital losses in the current year period compared to net realized capital gains in the prior year period and higher contract benefits, partially offset by lower amortization of DAC and interest credited to contractholder funds.

Net loss in the first six months of 2010 was $145 million compared to a net loss of $336 million in the first six months of 2009.  The improvement of $191 million was primarily due to lower amortization of DAC and interest credited to contractholder funds, partially offset by net realized capital losses in the current year period compared to net realized capital gains in the prior year period, decreased net investment income and higher contract benefits.  Additionally, the first six months of 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

Analysis of revenues  Total revenues decreased 40.2% or $504 million in the second quarter of 2010 and 29.2% or $698 million in the first six months of 2010 compared to the same periods of 2009 due to net realized capital losses in the current year periods compared to net realized capital gains in the prior year periods and lower net investment income, partially offset by increased contract charges.

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

The following table summarizes premiums and contract charges by product.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Premiums
Traditional life insurance	$100	$97	$202	$193
Immediate annuities with life contingencies	31	34	58	68
Accident and health	23	23	47	45
Total premiums	154	154	307	306

Contract charges
Interest-sensitive life insurance	238	226	471	442
Fixed annuities	10	11	23	23
Total contract charges (1)	248	237	494	465

Total premiums and contract charges	$402	$391	$801	$771

(1)

Total contract charges for the second quarter of 2010 and 2009 include contract charges related to the cost of insurance totaling $157 million and $147 million, respectively. Total contract charges for the first six months of 2010 and 2009 include contract charges related to the cost of insurance totaling $310 million and $297 million, respectively.

Total premiums were consistent in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009 as higher sales of traditional life insurance products were offset by lower sales of immediate annuities with life contingencies.

Total contract charges increased 4.6% and 6.2% in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009 primarily due to higher contract charges on interest-sensitive life insurance products resulting from a shift in the mix of policies in force.

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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Contractholder funds, beginning balance	$49,281	$54,876	$50,850	$56,780

Deposits
Fixed annuities	236	635	527	1,270
Interest-sensitive life insurance	369	337	742	659
Other	—	—	1	—
Total deposits	605	972	1,270	1,929

Interest credited	438	502	889	1,020

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(827)	(2,552)	(1,781)	(4,503)
Benefits	(390)	(394)	(781)	(825)
Surrenders and partial withdrawals	(1,109)	(918)	(2,103)	(1,839)
Contract charges	(228)	(213)	(454)	(419)
Net transfers from separate accounts	3	2	5	6
Fair value hedge adjustments for institutional products	(74)	78	(197)	30
Other adjustments (1)	(2)	(55)	(1)	119
Total maturities, benefits, withdrawals and other adjustments	(2,627)	(4,052)	(5,312)	(7,431)
Contractholder funds, ending balance	$47,697	$52,298	$47,697	$52,298

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

Contractholder funds decreased 3.2% and 6.2% in the second quarter and first six months of 2010, respectively, compared to a decrease of 4.7% and 7.9% in the second quarter and first six months of 2009, respectively.  Average contractholder funds decreased 9.5% and 9.7% in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009.

Contractholder deposits decreased 37.8% and 34.2% in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009 primarily due to lower deposits on fixed annuities.  Deposits on fixed annuities decreased 62.8% and 58.5% in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009 due to our strategic decision to discontinue distributing fixed annuities through banks and broker-dealers and our goal to reduce our concentration in spread based products.

Maturities and retirements of institutional products decreased 67.6% to $827 million in the second quarter of 2010 and 60.4% to $1.78 billion in the first six months of 2010 from $2.55 billion and $4.50 billion in the second quarter and first six months of 2009, respectively.  These declines were primarily due to the redemption in the second quarter of 2009 of $1.39 billion of institutional product liabilities in conjunction with cash tender offers.  In addition, the second quarter and first six months of 2009 included the retirement of $80 million and $1.44 billion, respectively, of extendible institutional market obligations, all of which were retired during 2009.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 20.8% to $1.11 billion in the second quarter of 2010 and 14.4% to $2.10 billion in the first six months of 2010 from $918 million and $1.84 billion in the second quarter and first six months of 2009, respectively, due to higher surrenders and partial withdrawals on fixed annuities.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 10.3% in the first six months of 2010 compared to 8.7% in the first six months of 2009.

Analysis of costs and expenses  Total costs and expenses decreased 24.8% or $314 million in the second quarter of 2010 and 28.7% or $779 million in the first six months of 2010 compared to the same periods of 2009 due primarily to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher contract benefits.

Contract benefits increased 13.7% or $49 million in the second quarter of 2010 and 11.4% or $79 million in the first six months of 2010 compared to the same periods of 2009.  The increase in both periods reflects higher contract benefits on interest-sensitive life insurance, partially offset by lower contract benefits on immediate annuities.  The increase in contract benefits on interest-sensitive life insurance in both periods was due to the re-estimation of reserves for certain secondary guarantees on universal life insurance policies and unfavorable mortality experience.  The decrease in contract benefits on immediate annuities in both periods was primarily due to the re-estimation of reserves for benefits payable to certain annuitants to reflect current contractholder information.

The reserve re-estimations utilized more refined policy level information and assumptions in the second quarter of 2010.  The increase in reserves for certain secondary guarantees on universal life insurance policies resulted in a charge to contract benefits of $68 million and a related reduction in amortization of DAC of $50 million.  The decrease in reserves for immediate annuities resulted in a credit to contract benefits of $26 million.  The net impact was an increase to income of $8 million, pre-tax.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $139 million and $278 million in the second quarter and first six months of 2010, respectively, compared to $140 million and $279 million in the second quarter and first six months of 2009, respectively.

The benefit spread by product group is disclosed in the following table.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Life insurance	$21	$93	$104	$194
Accident and health	7	6	15	14
Annuities	16	(15)	6	(17)
Total benefit spread	$44	$84	$125	$191

Benefit spread decreased 47.6% or $40 million in the second quarter of 2010 and 34.6% or $66 million in the first six months of 2010 compared to the same periods of 2009 primarily due to re-estimates of reserves that increased contract benefits for interest-sensitive life insurance and decreased contract benefits for immediate annuities and unfavorable mortality experience on interest-sensitive life insurance.

Interest credited to contractholder funds decreased 19.9% or $109 million in the second quarter of 2010 and 19.9% or $222 million in the first six months of 2010 compared to the same periods of 2009 primarily due to lower average contractholder funds, management actions to reduce interest crediting rates on deferred fixed annuities, and lower amortization of deferred sales inducement costs (“DSI”).

Amortization of DSI in the second quarter and first six months of 2010 was $6 million and $11 million, respectively, compared to $53 million and $110 million in the second quarter and first six months of 2009, respectively.  The decline in amortization of DSI in both periods was primarily due to lower amortization relating to realized capital gains and losses and, for the first six months of 2010, a reduction in amortization acceleration for changes in assumptions.  Amortization of DSI relating to realized capital gains and losses declined $41 million and $45 million in the second quarter and first six months of 2010, respectively, compared to the same periods in the prior year.  Amortization acceleration for changes in assumptions declined $38 million in the first six months of 2010 compared to the same period in the prior year.

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

The investment spread by product group is shown in the following table.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Annuities and institutional products	$54	$3	$104	$37
Life insurance	7	5	14	2
Accident and health	2	2	4	4
Net investment income on investments supporting capital	59	43	116	103
Total investment spread	$122	$53	$238	$146

Investment spread increased 130.2% or $69 million in the second quarter of 2010 and 63.0% or $92 million in the first six months of 2010 compared to the same periods of 2009 as lower net investment income was more than offset by decreased interest credited to contractholder funds, which includes lower amortization of DSI.  Excluding amortization of DSI, investment spread increased $22 million or 20.8% in the second quarter of 2010 and decreased $7 million or 2.7% in the first six months of 2010 compared to the same periods in the prior year.

To further analyze investment spreads, the following tables summarize the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2010	2009	2010	2009	2010	2009
Interest-sensitive life insurance	5.4%	5.4%	4.5%	4.5%	0.9%	0.9%
Deferred fixed annuities and institutional products	4.5	4.5	3.2	3.5	1.3	1.0
Immediate fixed annuities with and without life contingencies	6.5	6.3	6.4	6.5	0.1	(0.2)
Investments supporting capital, traditional life and other products	3.8	2.6	N/A	N/A	N/A	N/A

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2010	2009	2010	2009	2010	2009
Interest-sensitive life insurance	5.5%	5.4%	4.5%	4.6%	1.0%	0.8%
Deferred fixed annuities and institutional products	4.4	4.6	3.3	3.4	1.1	1.2
Immediate fixed annuities with and without life contingencies	6.5	6.3	6.4	6.5	0.1	(0.2)
Investments supporting capital, traditional life and other products	3.8	3.3	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

	June 30,
($ in millions)	2010	2009
Immediate fixed annuities with life contingencies	$8,567	$8,402
Other life contingent contracts and other	4,218	3,806
Reserve for life-contingent contract benefits	$12,785	$12,208

Interest-sensitive life insurance	$9,902	$9,477
Deferred fixed annuities	30,680	33,382
Immediate fixed annuities without life contingencies	3,838	3,876
Institutional products	2,650	4,570
Market value adjustments related to fair value hedges and other	627	993
Contractholder funds	$47,697	$52,298

Amortization of DAC decreased 94.8% or $254 million in the second quarter of 2010 and 88.4% or $616 million in the first six months of 2010 compared to the same periods of 2009.  The components of amortization of DAC are summarized in the following table.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(19)	$(109)	$(96)	$(233)
Accretion (amortization) relating to realized capital gains and losses (1)	5	(159)	2	(186)
Amortization deceleration (acceleration) for changes in assumptions (“DAC unlocking”)	—	—	13	(278)
Total amortization of DAC	$(14)	(268)	$(81)	$(697)

(1) The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decreases of $254 million and $616 million in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009 were primarily due to a favorable change in amortization/accretion relating to realized capital gains and losses, lower amortization resulting from decreased benefit spread on interest-sensitive life insurance due to the re-estimation of reserves, a lower amortization rate on fixed annuities and, for the first six months of 2010, a favorable change in amortization acceleration/deceleration for changes in assumptions.

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

Operating costs and expenses increased 2.5% and decreased 0.6% in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009.  The following table summarizes operating costs and expenses.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Non-deferrable acquisition costs	$20	$22	$42	$44
Other operating costs and expenses	63	59	127	126
Total operating costs and expenses	$83	$81	$169	$170

Restructuring and related charges	$(1)	$2	$(1)	$19

Non-deferrable acquisition costs decreased 9.1% or $2 million and 4.5% or $2 million in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009 primarily due to decreased expenses associated with non-deferrable agent compensation.  Other operating costs and expenses increased 6.8% or $4 million and 0.8% or $1 million in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009 due primarily to increases in the net cost of employee benefits due to unfavorable investment results.  In the first six months of 2010, the increase in the net cost of employee benefits was partially offset by our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.

Income tax benefit of $73 million and $89 million was recognized for the second quarter and first six months of 2010, respectively, compared to an income tax benefit of $11 million in the second quarter of 2009 and expense of $22 million in the first six months of 2009.  Income tax expense for the first six months of 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

INVESTMENTS HIGHLIGHTS

•                  Investments as of June 30, 2010 totaled $59.72 billion, a decrease of 0.8% from $60.22 billion as of December 31, 2009.

•                Unrealized net capital gains totaled $189 million as of June 30, 2010, improving from unrealized net capital losses of $2.18 billion as of December 31, 2009.

•                  Net investment income was $700 million in the second quarter of 2010, a decrease of 5.5% from $741 million in the second quarter of 2009, and $1.41 billion in the first six months of 2010, a decrease of 8.5% from $1.54 billion in the first six months of 2009.

•                  Net realized capital losses were $352 million in the second quarter of 2010 compared to net realized capital gains of $122 million in the second quarter of 2009.  Net realized capital losses were $513 million in the first six months of 2010 compared to net realized capital gains of $84 million in the first six months of 2009.

•                  During the first six months of 2010, our fixed income and mortgage loan portfolio generated $3.24 billion of cash flows from interest and maturities.

INVESTMENTS

We continue to focus our strategic risk mitigation efforts towards managing interest rate, credit and real estate investment risks, while our return optimization efforts focus on investing in new opportunities to generate income and capital appreciation.  As a result, during the first six months of 2010 we took the following actions:

•                  Reduced our commercial real estate exposure by 13.0% or $1.53 billion of amortized cost primarily through targeted dispositions and principal repayments from borrowers.

•                  Reduced our municipal bond exposure by 4.6% or $258 million of amortized cost primarily through targeted dispositions, calls and scheduled maturities.

•                  We continue to monitor fixed income and equity securities in our portfolio which are exposed to certain economies under stress in the European Union, particularly Ireland, Italy, Portugal and Spain.  The total market value of our investments in these four countries is $816 million, with net unrealized capital losses of $1 million.  As of June 30, 2010, we did not hold any investments in Greece.  Our total sovereign debt exposure is $3 million, all of which relates to Italy.  Of the remaining $813 million of these investments, $804 million are corporate fixed income securities and $9 million are equity securities.

The composition of the investment portfolio at June 30, 2010 is presented in the table below.

($ in millions)	Investments	Percent to total
Fixed income securities (1)	$48,871	81.8%
Mortgage loans	7,039	11.8
Equity securities (2)	172	0.3
Limited partnership interests (3)	1,064	1.8
Short-term (4)	903	1.5
Policy loans	825	1.4
Other	844	1.4
Total	$59,718	100.0%

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $48.70 billion.
(2)	Equity securities are carried at fair value. Cost basis for these securities was $161 million.
(3)	We have commitments to invest in additional limited partnership interests totaling $721 million.
(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $903 million.

Total investments decreased to $59.72 billion at June 30, 2010, from $60.22 billion at December 31, 2009, primarily due to net reductions in contractholder obligations of $3.15 billion, partially offset by higher valuations for fixed income securities.  Valuations of fixed income securities are typically driven by a combination of changes in risk-free interest rates and credit spreads over the relevant period.  Risk-free interest rates are typically defined as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation for fixed income securities for the six months ended June 30, 2010 was mainly due to declining risk-free interest rates, partially offset by widening credit spreads in certain sectors.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value at June 30, 2010	Percent to total investments	Fair value at December 31, 2009	Percent to total investments
U.S. government and agencies	$3,567	6.0%	$3,581	5.9%
Municipal	5,194	8.7	5,109	8.5
Corporate	28,452	47.6	27,539	45.7
Foreign government	2,301	3.9	2,153	3.6
Residential mortgage-backed securities (“RMBS”)	4,968	8.3	4,666	7.8
Commercial mortgage-backed securities (“CMBS”)	2,035	3.4	2,468	4.1
Asset-backed securities (“ABS”)	2,339	3.9	2,127	3.5
Redeemable preferred stock	15	—	15	—
Total fixed income securities	$48,871	81.8%	$47,658	79.1%

At June 30, 2010, 93.2% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating, if an externally provided rating is not available.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of June 30, 2010.

	Aaa		Aa		A
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$3,567	$334	$—	$—	$—	$—

Municipal
Tax exempt	—	—	30	2	1	—
Taxable	144	7	2,540	66	1,302	(27)
Auction rate securities (“ARS”)	415	(22)	27	(4)	39	(7)

Corporate
Public	957	32	1,742	92	4,948	373
Privately placed	791	42	1,466	79	3,158	180
Hybrid	33	3	33	6	499	(94)

Foreign government	1,444	260	149	5	375	39

RMBS
U.S. government sponsored entities (“U.S. Agency”)	2,550	123	—	—	—	—
Prime residential mortgage-backed securities (“Prime”)	445	(7)	81	(8)	172	(3)
Alt-A residential mortgage-backed securities (“Alt-A”)	35	(1)	51	(8)	107	(6)
Subprime residential mortgage-backed securities (“Subprime”)	55	(3)	245	(97)	126	(45)

CMBS	1,245	(10)	230	(44)	265	(125)

ABS
Collateralized debt obligations (“CDO”)	8	(1)	468	(21)	428	(94)
Consumer and other asset-backed securities (“Consumer and other ABS”)	282	5	158	—	174	(7)

Redeemable preferred stock	—	—	—	—	—	—
Total fixed income securities	$11,971	$762	$7,220	$68	$11,594	$184

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$—	$—	$—	$—	$3,567	$334

Municipal
Tax exempt	31	2	—	—	62	4
Taxable	546	(80)	75	(55)	4,607	(89)
ARS	32	(5)	12	(3)	525	(41)

Corporate
Public	6,763	421	679	(17)	15,089	901
Privately placed	5,927	172	875	9	12,217	482
Hybrid	449	(100)	132	(14)	1,146	(199)

Foreign government	327	15	6	1	2,301	320

RMBS
U.S. Agency	—	—	—	—	2,550	123
Prime	8	—	245	(12)	951	(30)
Alt-A	31	(7)	227	(70)	451	(92)
Subprime	48	(15)	542	(421)	1,016	(581)

CMBS	173	(181)	122	(193)	2,035	(553)

ABS
CDO	238	(97)	388	(181)	1,530	(394)
Consumer and other ABS	175	(7)	20	(5)	809	(14)

Redeemable preferred stock	14	—	1	—	15	—
Total fixed income securities	$14,762	$118	$3,324	$(961)	$48,871	$171

Municipal Bonds, including tax exempt, taxable and ARS securities, totaled $5.19 billion as of June 30, 2010 with an unrealized net capital loss of $126 million.  Taxable municipal bonds have an unrealized net capital loss of $89 million resulting primarily from wider credit spreads than at initial purchase, which is largely due to the deterioration of state and municipal market conditions which continue to persist in 2010, as well as issuer-specific conditions.

Included in our municipal bond holdings at June 30, 2010 are $57 million of municipal securities which are not rated by third party credit rating agencies, but are rated by the National Association of Insurance Commissioners (“NAIC”) and are also internally rated.  These holdings include $7 million of below investment grade municipal bonds that provide the opportunity to achieve incremental returns.  Our initial investment decisions and ongoing monitoring procedures for these securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

As of June 30, 2010, 37.7% or $1.96 billion of our municipal bond portfolio is insured by six bond insurers and 39.1% of these securities have a credit rating of Aaa or Aa.  61.0% of our insured municipal bond portfolio was insured by National Public Finance Guarantee Corporation, Inc., 19.9% by Assured Guaranty Municipal Corporation, 14.8% by Ambac Assurance Corporation and 1.9% by Syncora Holdings.  Given the effects of the economic crisis on bond insurers in recent years, the value inherent in this insurance has declined.  We believe the fair value of our insured municipal bond portfolio substantially reflects the decline in the value of the insurance, and further related valuation declines, if any, are not expected to be material.  While the valuation of these holdings may be temporarily impacted by negative market developments, we expect to receive all of the contractual cash flows because our practices for acquiring and monitoring municipal bonds are predominantly based on the underlying credit quality of the primary obligor.

Corporate bonds, including publicly traded, privately placed and hybrid securities, totaled $28.45 billion as of June 30, 2010 with an unrealized net capital gain of $1.18 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  49.6% of the privately placed corporate securities in our portfolio are rated by an independent rating agency and substantially all are rated by the NAIC.

The following table shows details of our hybrid securities as of June 30, 2010.

	Public		Privately placed		Total
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
United Kingdom (“UK”)	$70	$(12)	$48	$(6)	$118	$(18)
Europe (non-UK)	159	(2)	260	(59)	419	(61)
Asia/Australia	11	—	112	(11)	123	(11)
North America	301	(63)	185	(46)	486	(109)
Total	$541	$(77)	$605	$(122)	$1,146	$(199)

Hybrid securities have attributes most similar to those of fixed income securities such as stated interest rates and mandatory redemption dates.  Additionally, some hybrids may have an interest rate step-up feature which is intended to incent the issuer to redeem the security at a specified call date.  While hybrid securities are generally issued by investment grade-rated financial institutions, they have structural features, such as the ability to defer principal and interest payments, which make them more sensitive to credit market deterioration.  $955 million of our hybrid securities with $194 million of unrealized net capital losses are Tier 1 securities, and $191 million with $5 million of unrealized net capital losses are Tier 2 securities.  Tier 1 securities are lower in the capital structure than Tier 2 securities.

RMBS, CMBS and ABS are structured securities that are primarily collateralized by residential and commercial real estate related loans and other consumer related borrowings.  The cash flows from the collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a “class”, qualifies for a specific original rating.  For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving the principal repayments on the collateral.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings.  The collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or may contain features of both fixed and variable rate mortgages.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $4.97 billion, with 79.6% rated investment grade, at June 30, 2010.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with our RMBS portfolio is mitigated due to the fact that 51.3% of the portfolio consists of securities that were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $580 million at June 30, 2010 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to increased risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, which continue to persist in 2010.  The following table shows our RMBS portfolio at June 30, 2010, based upon vintage year of the issuance of the securities.

	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$—	$—	$180	$(2)	$60	$—	$—	$—	$240	$(2)
2009	523	14	56	—	10	—	—	—	589	14
2008	366	13	—	—	—	—	—	—	366	13
2007	101	4	136	(4)	35	(18)	307	(224)	579	(242)
2006	135	7	158	(8)	63	(12)	251	(161)	607	(174)
2005	336	17	142	(13)	123	(32)	257	(125)	858	(153)
Pre-2005	1,089	68	279	(3)	160	(30)	201	(71)	1,729	(36)
Total	$2,550	$123	$951	$(30)	$451	$(92)	$1,016	$(581)	$4,968	$(580)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of June 30, 2010, $787 million of the Prime were fixed rate and $164 million were variable rate.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  As of June 30, 2010, $370 million of the Alt-A were fixed rate and $81 million were variable rate.

Subprime includes securities that are collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $823 million and $191 million of first lien and second lien securities, respectively.  Subprime included $546 million of fixed rate and $470 million of variable rate securities.

CMBS totaled $2.04 billion, with 94.0% rated investment grade, at June 30, 2010.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans whereby borrowers are effectively restricted from prepaying their mortgages.  Of the CMBS investments, 96.0% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio at June 30, 2010 based upon vintage year.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$436	$(130)
2006	526	(328)
2005	306	(78)
Pre-2005	767	(17)
Total CMBS	$2,035	$(553)

The unrealized net capital loss of $553 million at June 30, 2010 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, largely due to the macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, which continue to persist in 2010.  While CMBS spreads tightened during 2009 and 2010, credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year and non-traditional CMBS.  These holdings accounted for $536 million, or 96.9%, of the unrealized net capital loss.

ABS, including CDO and Consumer and other ABS, totaled $2.34 billion, with 82.6% rated investment grade, at June 30, 2010.  Credit risk is managed by monitoring the performance of the collateral.  In addition, many of the securities in the ABS portfolio are credit enhanced with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $408 million at June 30, 2010 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.53 billion, with 74.6% rated investment grade, at June 30, 2010.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.21 billion of cash flow collateralized loan obligations (“CLO”) and $92 million of synthetic CDO with unrealized losses of $202 million and $84 million, respectively.  The remaining $227 million of securities consisted of trust preferred CDO, market value CDO, project finance CDO, collateralized bond obligations and other CLO with unrealized losses of $108 million.

Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans.  The collateral is actively managed by external managers that monitor the collateral performance.  The underlying collateral is well diversified across industries and among issuers.  A transaction will typically issue notes with various capital structure classes (i.e. Aaa, Aa, A, etc.) as well as equity-like tranches.  In general, these securities are structured with overcollateralization ratios and performance is impacted by downgrades, defaults and recoveries of the underlying collateral within the structures.  Downgrades of underlying collateral, along with increased defaults, reduce overcollateralization ratios over time.  A violation of the senior overcollateralization test could result in an event of default of the structure.  This would give the controlling class, defined as the majority of the senior lenders, certain rights which could include diverting cash flows or liquidating the underlying portfolio to pay off the senior liabilities.

Synthetic CDO primarily consist of a portfolio of corporate credit default swaps (“CDS”) which are collateralized by Aaa, Aa and A rated LIBOR-based securities (i.e. “fully funded” synthetic CDO).  Our synthetic CDO collateral primarily is actively managed by external managers monitoring the CDS selection and performance.

Consumer and other ABS totaled $809 million, with 97.5% rated investment grade, at June 30, 2010.  Consumer and other ABS consists of $398 million of auto and $411 million of other ABS securities with unrealized gains of $4 million for auto and unrealized losses of $18 million for other ABS securities.

Mortgage loans  Our mortgage loan portfolio totaled $7.04 billion at June 30, 2010, compared to $7.78 billion at December 31, 2009, and primarily comprise loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  Our exposure to any metropolitan area is highly diversified, with the largest exposure not exceeding 9.9% of the portfolio.  The portfolio is also diversified across several property types, with the largest concentrations of 34.0% in office buildings and 25.6% in retail property.  Debt service coverage ratio represents the amount of cash flows from the property available to the borrower to meet principal and interest payment obligations.  For fixed rate mortgage loans, which comprise 90.7% and 89.9% of the total portfolio at June 30, 2010 and December 31, 2009, respectively, the average debt service coverage ratios as of June 30, 2010 and December 31, 2009 were 1.6 and 1.7, respectively.  Mortgage loans with debt service coverage ratios below 1.0 generally have a higher level of risk.  5.9% of the mortgage loan portfolio had a debt service coverage ratio under 1.0 as of June 30, 2010 compared to 5.8% as of December 31, 2009.  As of June 30, 2010, 30.3% or $125 million of these loans are impaired and have valuation allowances totaling $62 million compared to 18.7% totaling $26 million as of December 31, 2009.  Mortgage loans with debt service coverage below 1.0 which are not impaired primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in occupancy is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees.

In the first six months of 2010, $494 million of commercial mortgage loans were contractually due.  Of these, 26% were paid as due, 10% were extended, 58% were refinanced for an average of six years at market rates using our standard underwriting criteria and 6% were foreclosed or in the process of foreclosure.  In addition, $329 million that were not contractually due in the first six months of 2010 were paid in full.  We have eight additional loans totaling $81 million in the process of foreclosure that were not contractually due in the first six months of 2010.  In total, we have ten loans totaling $109 million in the process of foreclosure, reflecting an increase from five loans totaling $49 million as of December 31, 2009.

The net carrying value of impaired loans at June 30, 2010 and December 31, 2009 was $245 million and $377 million, respectively.  Total valuation allowances of $97 million were held on impaired loans at June 30, 2010, compared to $94 million at December 31, 2009.  We recognized $28 million and $41 million of realized capital losses related to net increases in the valuation allowances on impaired loans for the three months and six months ended June 30, 2010, respectively.  The net increases in both periods were primarily due to deteriorating debt service coverage resulting from a decrease in occupancy and the risk associated with refinancing near-term maturities due to declining collateral valuations.  Realized capital losses recognized on mortgage loans held for sale totaled $6 million for the six months ended June 30, 2010.  There were no realized capital losses recognized on mortgage loans held for sale for the three months ended June 30, 2010.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The overall limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of June 30, 2010.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting (“Cost”)	$469	$121	$—	$590
Equity method of accounting (“EMA”)	354	112	8	474
Total	$823	$233	$8	$1,064

Number of sponsors	74	30	1
Number of individual funds	114	57	2
Largest exposure to single fund	$22	$16	$7

Our aggregate limited partnership exposure represented 1.8% and 1.7% of total invested assets as of June 30, 2010 and December 31, 2009, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification.

	Three months ended June 30,
	2010				2009
($ in millions)	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$4	$10	$14	$—	$2	$(12)	$(10)	$(4)
Real estate funds	—	(3)	(3)	(5)	—	(23)	(23)	(17)
Hedge funds	—	1	1	—	—	2	2	—
Total	$4	$8	$12	$(5)	$2	$(33)	$(31)	$(21)

	Six months ended June 30,
	2010				2009
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$7	$19	$26	$(2)	$4	$(45)	$(41)	$(41)
Real estate funds	—	(21)	(21)	(14)	—	(66)	(66)	(74)
Hedge funds	—	6	6	—	—	1	1	—
Total	$7	$4	$11	$(16)	$4	$(110)	$(106)	$(115)

(1)       Impairment write-downs related to Cost limited partnerships were $4 million and $15 million in the three months and six months ended June 30, 2010, respectively, compared to $21 million and $110 million in the three months and six months ended June 30, 2009, respectively.  Impairment write-downs related to EMA limited partnerships were $1 million in both the three months and six months ended June 30, 2010 compared to $5 million in the six months ended June 30, 2009.  There were no impairment write-downs related to EMA limited partnerships in the three months ended June 30, 2009.

Limited partnership interests, excluding impairment write-downs, produced income of $12 million and $11 million in the three months and six months ended June 30, 2010 compared to losses of $31 million and $106 million in the three months and six months ended June 30, 2009.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay.  Income on Cost limited partnerships is recognized only upon cash distributions by the partnership.

Unrealized net capital gains totaled $189 million as of June 30, 2010 compared to unrealized net capital losses of $2.18 billion as of December 31, 2009.  The improvement since December 31, 2009 for fixed income securities was primarily a result of declining risk-free interest rates.  The decline since December 31, 2009 for equity securities was a result of declines in equity markets over the period.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in millions)	June 30, 2010	March 31, 2010	December 31, 2009
U.S. government and agencies	$334	$157	$155
Municipal	(126)	(347)	(469)
Corporate	1,184	728	225
Foreign government	320	263	247
RMBS	(580)	(770)	(930)
CMBS	(553)	(766)	(922)
ABS	(408)	(398)	(489)
Redeemable preferred stock	—	—	(1)
Fixed income securities (1)	171	(1,133)	(2,184)
Equity securities	11	44	24
Short-term investments	—	—	—
Derivatives	7	(13)	(18)
Unrealized net capital gains and losses, pre-tax	189	(1,102)	(2,178)
Amounts recognized for:
Insurance reserves (2)	(292)	—	—
DAC and DSI (3)	406	727	990
Amounts recognized	114	727	990
Deferred income taxes	(111)	126	411
Unrealized net capital gains and losses, after-tax	$192	$(249)	$(777)

(1)     Unrealized net capital gains and losses for fixed income securities as of June 30, 2010, March 31, 2010 and December 31, 2009 comprise $(319) million, $(376) million and $(422) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $490 million, $(757) million and $(1,762) million, respectively, related to other unrealized net capital gains and losses.

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

(3)     The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.  Only the unrealized net capital gains and losses on the fixed annuity and interest-sensitive life product portfolios are used in this calculation.  The reduction in unrealized net capital losses in the first and second quarter of 2010 for these product portfolios was less than the reduction in unrealized net capital losses for the total portfolio.  The DAC and DSI adjustment balance, subject to limitations, is determined by applying the DAC and DSI amortization rate to unrealized net capital gains or losses.  Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.

The net unrealized gains for the fixed income portfolio totaled $171 million and comprised $2.72 billion of gross unrealized gains and $2.55 billion of gross unrealized losses at June 30, 2010.  This is compared to a net unrealized loss for the fixed income portfolio totaling $2.18 billion and comprised $1.65 billion of gross unrealized gains and $3.83 billion of gross unrealized losses at December 31, 2009.

Gross unrealized gains and losses as of June 30, 2010 on fixed income securities by type and sector are provided in the table below.

	Par	Amortized	Gross unrealized		Fair	Amortized cost as a percent of	Fair value as a percent of
($ in millions)	value (1)	cost	Gains	Losses	value	par value (2)	par value (2)
Corporate:
Banking	$3,280	$3,166	$87	$(217)	$3,036	96.5%	92.6%
Financial services	2,527	2,501	105	(44)	2,562	99.0	101.4
Consumer goods (cyclical and non-cyclical)	4,245	4,283	285	(38)	4,530	100.9	106.7
Transportation	1,437	1,453	97	(33)	1,517	101.1	105.6
Utilities	5,423	5,436	443	(32)	5,847	100.2	107.8
Energy	1,759	1,776	100	(20)	1,856	101.0	105.5
Capital goods	3,027	3,028	218	(19)	3,227	100.0	106.6
Basic industry	1,306	1,322	74	(12)	1,384	101.2	106.0
Communications	1,589	1,591	93	(10)	1,674	100.1	105.3
Technology	905	916	61	(7)	970	101.2	107.2
FDIC guaranteed	635	638	13	—	651	100.5	102.5
Other	1,284	1,158	57	(17)	1,198	90.2	93.3
Total corporate fixed income portfolio	27,417	27,268	1,633	(449)	28,452	99.5	103.8

U.S. government and agencies	3,935	3,233	334	—	3,567	82.2	90.6
Municipal	8,750	5,320	178	(304)	5,194	60.8	59.4
Foreign government	2,418	1,981	326	(6)	2,301	81.9	95.2
RMBS	5,945	5,548	139	(719)	4,968	93.3	83.6
CMBS	2,649	2,588	45	(598)	2,035	97.7	76.8
ABS	3,137	2,747	61	(469)	2,339	87.6	74.6
Redeemable preferred stock	20	15	—	—	15	75.0	75.0
Total fixed income securities	$54,271	$48,700	$2,716	$(2,545)	$48,871	89.7	90.0

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $852 million, $4.71 billion, $1.19 billion and $1.65 billion, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.1% for corporates, 99.0% for municipals, 104.4% for foreign governments and 103.6% for U.S. government and agencies.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 104.4% for corporates, 100.3% for municipals, 110.7% for foreign governments and 108.4% for U.S. government and agencies.

The banking, financial services, consumer goods, transportation and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at June 30, 2010.  In general, credit spreads remain wider than at initial purchase for most of the securities in these categories.

The net unrealized gain for the equity portfolio totaled $11 million and comprised $19 million of gross unrealized gains and $8 million of gross unrealized losses at June 30, 2010.  This is compared to a net unrealized gain for the equity portfolio totaling $24 million, comprised of $31 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2009.  Within the equity portfolio, the losses were in the financial services and banking sectors.  The unrealized losses in these sectors were company and sector specific.  As of June 30, 2010, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities through a screening process which identifies instances where the fair value compared to amortized cost (for fixed income securities) and cost (for equity securities) is below established thresholds.  The screening process also includes the monitoring of other criteria such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at June 30, 2010 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

The extent and duration of a decline in fair value have become less indicative of actual credit deterioration with respect to an issue or issuer.  While we continue to use declines in fair value and the length of time a security is in an unrealized loss position as indicators of potential credit deterioration, our determination of whether a security’s decline in fair value is other than temporary has placed greater emphasis on our analysis of the underlying credit and collateral.

The following table summarizes the fair values and gross unrealized losses of fixed income securities by type and investment grade classification as of June 30, 2010.

	Investment grade		Below investment grade		Total
($ in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal	$1,762	$(246)	$76	$(58)	$1,838	$(304)
Corporate	4,218	(368)	793	(81)	5,011	(449)
Foreign government	128	(6)	—	—	128	(6)
RMBS	1,085	(205)	834	(514)	1,919	(719)
CMBS	1,109	(404)	118	(194)	1,227	(598)
ABS	1,178	(250)	345	(219)	1,523	(469)
Redeemable preferred stock	14	—	—	—	14	—
Total	$9,494	$(1,479)	$2,166	$(1,066)	$11,660	$(2,545)

We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from larger risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of declining residential and commercial real estate valuations, which continue to persist in 2010.  Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a relatively low risk of default.  Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher default risk.

As of June 30, 2010, our below investment grade gross unrealized losses were primarily concentrated in RMBS, specifically Alt-A and Subprime, CMBS and ABS.  Gross unrealized losses on these securities as of June 30, 2010 totaled $910 million.

Fair values for our structured securities are obtained from third-party valuation service providers and are subject to review as disclosed in our Application of Critical Accounting Estimates.  In accordance with GAAP, when fair value is less than the amortized cost of a security and we have not made the decision to sell the security and it is not more likely than not we will be required to sell the security before recovery of its amortized cost basis, we evaluate if we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security by comparing the estimated recovery value, calculated by discounting our best estimate of future cash flows at the security’s original or current effective rate, as appropriate, to the amortized cost of the security.  If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors (“non-credit-related”) recognized in other comprehensive income.

The non-credit-related unrealized losses for our structured securities, including our below investment grade Alt-A, Subprime, CMBS and ABS, are heavily influenced by risk factors other than those related to our best estimate of future cash flows.  The difference between these securities’ original or current effective rates and the yields implied by their fair value indicates that a larger risk premium is included in the valuation of these securities than existed at initial issue or purchase.  This higher risk premium represents the return that a market participant requires as compensation to assume the risk associated with the uncertainties regarding the future performance of the underlying commercial and residential real estate collateral.  The risk premium is comprised of: default risk, which reflects the increased probability of default and the uncertainty related to collection of contractual principal and interest; liquidity risk, which reflects the risk associated with exiting the investment in an illiquid market, both in terms of timeliness and cost; and volatility risk, which reflects the potential valuation volatility during an investor’s holding period.  Other factors reflected in the risk premium include the costs associated with underwriting, monitoring and holding these types of complex securities.  Certain aspects of the default risk are included in the development of our best estimate of future cash flows, as appropriate.  Other aspects of the risk premium are considered to be temporary in nature and are expected to reverse over the remaining lives of the securities as our future cash flows are received.

Other-than-temporary impairment assessment for below investment grade Alt-A and Subprime RMBS

Gross unrealized losses for our below investment grade Alt-A and Subprime portfolios totaled $74 million and $423 million, respectively, while gross unrealized gains for these portfolios totaled $4 million and $2 million, respectively, as of June 30, 2010.  For our below investment grade Alt-A and Subprime securities with gross unrealized gains, we have recognized cumulative write-downs in earnings totaling $15 million and $62 million, respectively, as of June 30, 2010.

The credit loss evaluation for Alt-A and Subprime securities with gross unrealized losses is performed in two phases.  The first phase estimates the future cash flows of the entire securitization trust from which our security was issued.  A critical part of this estimate involves forecasting delinquency rates and loss severities of the residential mortgage loans that collateralize the securitization trust.  The factors that affect the delinquency rates and loss severities include, but are not limited to, collateral type, transaction vintage year, geographic concentrations, borrower credit quality, origination practices of the transaction sponsor, and practices of the mortgage loan servicers.  The delinquency rate and loss severity forecasts result in a trust-level projected cumulative collateral loss estimate.

We then analyze the position of the class of securities we own in the securitization trust relative to the trust’s other classes to determine whether any of the projected cumulative collateral loss will be applied to our class.  If we have sufficient credit enhancement, measured in terms of subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security we own, no collateral losses will be realized by our class and we expect to collect all contractual principal and interest of the security we own.

For securities where there is insufficient credit enhancement for the class of securities we own, a second, security-specific estimate of future cash flows is calculated.  This estimate is based on the contractual principal and interest of the securities we own, reduced by the projected cumulative collateral losses applied to them.  This estimate takes into consideration additional secondary sources of credit enhancement, such as reliable bond insurance.  For securities without secondary sources of credit enhancement or for which the secondary sources do not fully offset the projected cumulative collateral losses applied to them, a credit loss is recorded in earnings to the extent amortized cost exceeds recovery value.

98.6% and 1.4% of our below investment grade Alt-A securities with gross unrealized losses were issued with Aaa and Aa original ratings and capital structure classifications, respectively.  86.3%, 11.6% and 1.6% of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  Alt-A and Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the collateral compared to those with lower original ratings.  Our projected cash flow assumptions for our below investment grade Alt-A and Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Alt-A securities with gross unrealized losses, by credit rating.

	June 30, 2010
	With other-than-temporary impairments recorded in earnings				Other
($ in millions)	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Delinquency rates (1)	11.2%	41.4%	26.6%	26.5%	2.8%	10.8%	10.0%	8.9%	19.6%
Cumulative collateral losses (2)	0.3	0.6	5.1	4.9	0.1	1.0	1.5	1.3	3.5
Class-level
Average remaining credit enhancement (3)	10.9	19.1	5.9	6.3	5.2	25.8	8.5	8.1	7.0
Security-specific
Number of positions	1	1	10	12	2	1	4	7	19
Par value	$4	$3	$162	$169	$17	$1	$92	$110	$279
Fair value	1	1	94	96	13	—	65	78	174
Gross unrealized losses
Total	(3)	(1)	(41)	(45)	(3)	—	(26)	(29)	(74)
12-24 months (4)	—	—	—	—	—	—	—	—	—
Over 24 months (5)	(3)	(1)	(41)	(45)	(3)	—	(26)	(29)	(74)
Cumulative write-downs recognized (6)	—	(1)	(21)	(22)	—	—	—	—	(22)
Principal payments received during the period (7)	2	—	6	8	3	—	5	8	16

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Other
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Delinquency rates (1)	13.1%	17.6%	27.0%	25.6%	7.1%	37.8%	—%	6.8%	19.1%
Cumulative collateral losses (2)	0.2	1.6	3.7	3.4	0.5	0.5	1.2	0.6	2.4
Class-level
Average remaining credit enhancement (3)	11.3	8.7	7.3	7.6	7.3	19.3	4.0	7.1	7.4
Security-specific
Number of positions	1	2	8	11	4	1	1	6	17
Par value	$4	$19	$151	$174	$71	$3	$18	$92	$266
Fair value	1	13	82	96	45	1	13	59	155
Gross unrealized losses
Total	(3)	(6)	(44)	(53)	(25)	(3)	(3)	(31)	(84)
12-24 months (4)	(3)	(2)	(16)	(21)	(18)	—	(3)	(21)	(42)
Over 24 months (5)	—	(4)	(28)	(32)	(6)	(3)	—	(9)	(41)
Cumulative write-downs recognized (6)	—	(1)	(19)	(20)	—	—	—	—	(20)
Principal payments received during the period (7)	4	3	13	20	26	—	3	29	49

(1) Weighted average delinquency rates as of period end are based on the principal amount of loans that are 60 days or more past due as a percentage of the remaining principal amount of the loans in the trust as reported by the servicers.  The weighting calculation is based on the par value of each security.

(2) Weighted average cumulative collateral losses as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are significantly less than the losses on the underlying collateral as presented in this table, as a majority of the securities we hold include substantial credit enhancements.  Actual cumulative realized principal losses reduced the par value of the below investment grade Alt-A securities we own by $3 million as of June 30, 2010.

(3) Weighted average remaining credit enhancement as of period end is based on structural subordination and reflects the principal losses that can occur as a percentage of the remaining principal amount of the loans in the trust before the class of the security we own will incur its first dollar of principal loss.  The weighting calculation is based on the par value of each security.

(4) Includes total gross unrealized losses on securities in an unrealized loss position for a period of 12 to 24 consecutive months.

(5) Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of June 30, 2010, $18 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $1 million of unrealized losses on other securities are greater than or equal to 20% of those securities’ amortized cost.  As of December 31, 2009, there were no Alt-A securities with gross unrealized losses greater than or equal to 20% for a period of more than 24 consecutive months.

(6) Includes cumulative write-downs recorded in accordance with GAAP.

(7)  Reflects principal payments for the six months ended June 30, 2010 or the year ended December 31, 2009, respectively.

The above tables include information about below investment grade Alt-A securities with gross unrealized losses as of each period presented.  As such, the par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, purchases, principal payments, sales and realized principal losses.

As of June 30, 2010, our below investment grade Alt-A securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had actual cumulative collateral losses of 4.9%, with remaining average credit enhancement of 6.3%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying delinquency rate of 40.2% and a projected weighted average loss severity of 50.9%, which resulted in projected cumulative collateral losses of 20.1%.  The difference between the actual cumulative collateral loss experience of 4.9% and our projections of cumulative collateral losses of 20.1% reflects our expectations of future losses due to further deterioration in the performance of the securities’ underlying collateral.  Accordingly, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above.

As of June 30, 2010, our below investment grade Alt-A securities with gross unrealized losses that are not other-than-temporarily impaired had actual cumulative collateral losses of 1.3%, with remaining average credit enhancement of 8.1%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing including a projected weighted average underlying delinquency rate of 30.4% and a projected weighted average loss severity of 43.0%, which resulted in projected cumulative collateral losses of 14.0%.  In instances where the projected cumulative collateral losses exceed the remaining credit enhancement and the security has not been impaired, the recovery value of the security exceeds the current amortized cost.

The following table shows other trust-level and class-level key metrics specific to the trusts and classes from which our below investment grade Alt-A securities with gross unrealized losses were issued.

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Trust-level statistics
Delinquency rates	19.6%	19.7%	19.1%	18.9%	17.9%
Cumulative collateral losses	3.5	3.1	2.4	2.1	1.5
Class-level statistics
Average remaining credit enhancement	7.0	6.9	7.4	7.9	8.9

In general and as discussed above, our average credit enhancement remains strong while the cumulative collateral losses continue to be applied against lower classes issued by the securitization trusts.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses, by credit rating.

	June 30, 2010
	With other-than-temporary impairments recorded in earnings				Other
($ in millions)	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Delinquency rates	—%	18.0%	27.4%	27.0%	32.6%	11.2%	30.9%	24.0%	25.8%
Cumulative collateral losses (1)	—	9.7	15.8	15.6	11.6	21.3	7.3	12.8	14.4
Class-level
Average remaining credit enhancement	—	12.4	6.5	6.8	31.3	5.8	25.7	19.3	12.0
Security-specific
Number of positions	—	3	59	62	12	17	39	68	130
Par value	$—	$28	$643	$671	$60	$171	$246	$477	$1,148
Fair value	—	16	212	228	41	96	139	276	504
Gross unrealized losses
Total	—	(9)	(214)	(223)	(19)	(75)	(106)	(200)	(423)
Insured (2)	—	(9)	(90)	(99)	(1)	(65)	(6)	(72)	(171)
12-24 months (3)	—	—	(17)	(17)	—	(1)	—	(1)	(18)
Over 24 months (4)	—	(9)	(197)	(206)	(19)	(74)	(106)	(199)	(405)
Cumulative write-downs recognized (5)	—	(3)	(217)	(220)	—	—	—	—	(220)
Principal payments received during the period (6)	—	7	16	23	10	20	7	37	60

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Other
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Delinquency rates	5.5%	9.8%	32.4%	29.4%	31.7%	14.8%	30.8%	25.6%	27.5%
Cumulative collateral losses	15.0	15.8	14.8	14.8	6.9	17.9	9.2	11.7	13.3
Class-level
Average remaining credit enhancement	—	—	7.6	6.7	24.7	4.6	15.6	13.9	10.3
Security-specific
Number of positions	1	3	39	43	14	19	27	60	103
Par value	$30	$35	$469	$534	$117	$180	$233	$530	$1,064
Fair value	10	15	110	135	74	75	106	255	390
Gross unrealized losses
Total	(14)	(17)	(209)	(240)	(43)	(105)	(126)	(274)	(514)
Insured (2)	(14)	(14)	(63)	(91)	(3)	(94)	(39)	(136)	(227)
12-24 months (3)	—	(3)	(19)	(22)	(2)	(2)	(13)	(17)	(39)
Over 24 months (4)	(14)	(12)	(188)	(214)	(41)	(102)	(113)	(256)	(470)
Cumulative write-downs recognized (5)	(6)	(4)	(146)	(156)	—	—	—	—	(156)
Principal payments received during the period (6)	—	4	24	28	32	30	29	91	119

(1) Actual cumulative realized principal losses reduced the par value of the below investment grade Subprime securities we own by $23 million as of June 30, 2010.

(2) Includes gross unrealized losses on securities with reliable bond insurance.  These unrealized losses are included in the aging below.

(3) Includes total gross unrealized losses on securities in an unrealized loss position for a period of 12 to 24 consecutive months.

(4) Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of June 30, 2010, $141 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $128 million of unrealized losses on other securities are greater than or equal to 20% of those securities’ amortized cost, and as of December 31, 2009, $63 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $26 million of unrealized losses on other securities are greater than or equal to 20% of those securities’ amortized cost.

(5) Includes cumulative write-downs recorded in accordance with GAAP.

(6)  Reflects principal payments for the six months ended June 30, 2010 or the year ended December 31, 2009, respectively.

The above tables include information about below investment grade Subprime securities with gross unrealized losses as of each period presented.  As such, the par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, purchases, principal payments, sales and realized principal losses.

As of June 30, 2010, our below investment grade Subprime securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had actual cumulative collateral losses of 15.6%, with remaining average credit enhancement of 6.8%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying delinquency rate of 54.9% and a projected weighted average loss severity of 77.0%, which resulted in projected cumulative collateral losses of 40.8%.  The difference between the actual cumulative collateral loss experience of 15.6% and our projections of cumulative collateral losses of 40.8% reflects our expectations of future losses due to further deterioration in the performance of the securities’ underlying collateral.  Accordingly, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above.

As of June 30, 2010, our below investment grade Subprime securities with gross unrealized losses that are not other-than-temporarily impaired had actual cumulative collateral losses of 12.8%, with remaining average credit enhancement of 19.3%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing including a projected weighted average underlying delinquency rate of 49.7% and a projected weighted average loss severity of 73.5%, which resulted in projected cumulative collateral losses of 36.6%.  In instances where the projected cumulative collateral losses exceed the remaining credit enhancement and the security has not been impaired, sufficient secondary credit enhancement exists, such as reliable bond insurance, and the recovery value of the security exceeds the current amortized cost.

The following table shows other trust-level and class-level key metrics specific to the trusts and classes from which our below investment grade Subprime securities with gross unrealized losses were issued.

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Trust-level statistics
Delinquency rates	25.8%	28.5%	27.5%	26.6%	26.4%
Cumulative collateral losses	14.4	14.4	13.3	11.4	10.3
Class-level statistics
Average remaining credit enhancement	12.0	11.2	10.3	11.1	12.3

In general and as discussed above, our average credit enhancement remains strong while the cumulative collateral losses continue to be applied against lower classes issued by the securitization trusts.

Other-than-temporary impairment assessment for below investment grade CMBS

Gross unrealized losses for our below investment grade CMBS portfolio totaled $194 million, while gross unrealized gains were $1 million as of June 30, 2010.  For below investment grade CMBS with gross unrealized gains, we have recognized cumulative write-downs in earnings totaling $8 million as of June 30, 2010.

The credit loss evaluation for CMBS with gross unrealized losses is performed in two phases.  The first phase estimates the future cash flows of the entire securitization trust from which our security was issued.  A critical part of this estimate involves forecasting the cumulative collateral losses of the commercial mortgage loans that collateralize the securitization trust.  Factors affecting these estimates include, but are not limited to, estimates of current and future property prices, current and projected rental incomes, the propensity of the commercial mortgage loans to default under these assumptions and loss severities in cases of default.  Estimates of future property prices and rental incomes consider specific property-type and geographic economic trends such as employment, property vacancy and rental rates, and forecasts of new supply in the commercial real estate markets.  Estimates of delinquency rates and loss severities consider factors such as borrower payment history, the origination practices of the transaction sponsor, overall collateral quality and diversification, transaction vintage year, maturity date, overall transaction structure and other factors that may influence performance.  Realized losses in the CMBS market have historically been low and, we believe, are not predictive of future losses.  Therefore, our projections of collateral performance rely on probability-weighted scenarios informed by credit opinions obtained from third parties, such as nationally recognized credit rating agencies, industry analysts and a CMBS loss modeling advisory service.

We then analyze the position of the class of securities we own in the securitization trust relative to the trust’s other classes to determine whether any of the projected cumulative collateral loss will be applied to our class.  If we have sufficient credit enhancement, measured in terms of subordination from other classes of securities in the trust being contractually obligated to absorb losses before the class of security we own, no collateral losses will be realized by our class and we expect to collect all contractual principal and interest of the security we own.

For securities where there is insufficient credit enhancement for the class of securities we own, a second, security-specific estimate of future cash flows is calculated.  This estimate is based on the contractual principal and interest of the securities we own, reduced by the projected cumulative collateral losses applied to them.  In instances where the recovery value of the security is less than amortized cost, a credit loss is recorded in earnings.

39.8%, 50.2% and 8.1% of our below investment grade CMBS with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  CMBS with higher original ratings typically have priority in receiving the principal repayments on the collateral compared to those with lower original ratings.  Commercial property prices have deteriorated substantially during the last 24 months and property rental incomes are declining as the commercial real estate sector adjusts to lower macroeconomic activity.  In addition, tight credit markets and conservative underwriting standards continue to stress commercial mortgage borrowers’ ability to refinance obligations.  Our projected cash flow assumptions for our below investment grade CMBS securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade CMBS securities with gross unrealized losses, by credit rating.

	June 30, 2010
	With other-than-temporary impairments recorded in earnings				Other
($ in millions)	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Delinquency rates	3.4%	11.6%	12.8%	11.7%	5.3%	3.5%	—%	4.9%	8.5%
Cumulative collateral losses	—	0.3	3.5	2.5	0.5	0.9	—	0.6	1.6
Class-level
Average remaining credit enhancement	7.6	10.2	19.0	16.1	8.6	8.3	—	8.6	12.5
Security-specific
Number of positions	2	2	6	10	14	4	—	18	28
Par value	$20	$43	$141	$204	$140	$42	$—	$182	$386
Fair value	5	14	28	47	54	17	—	71	118
Gross unrealized losses
Total	(5)	(8)	(61)	(74)	(90)	(30)	—	(120)	(194)
12-24 months (1)	—	—	—	—	(6)	—	—	(6)	(6)
Over 24 months (2)	(5)	(8)	(61)	(74)	(84)	(30)	—	(114)	(188)
Cumulative write-downs recognized (3)	(10)	(19)	(58)	(87)	—	—	—	—	(87)
Principal payments received during the period (4)	—	—	2	2	1	—	—	1	3

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Other
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Delinquency rates	7.3%	9.4%	—%	8.9%	2.2%	3.8%	—%	2.8%	5.2%
Cumulative collateral losses	1.4	0.6	—	0.8	—	—	—	—	0.3
Class-level
Average remaining credit enhancement	17.4	9.8	—	11.5	9.1	8.5	—	8.9	9.9
Security-specific
Number of positions	1	5	—	6	6	6	—	12	18
Par value	$20	$69	$—	$89	$87	$49	$—	$136	$225
Fair value	9	16	—	25	29	13	—	42	67
Gross unrealized losses
Total	(5)	(25)	—	(30)	(55)	(37)	—	(92)	(122)
12-24 months (1)	—	—	—	—	(13)	—	—	(13)	(13)
Over 24 months (2)	(5)	(25)	—	(30)	(42)	(37)	—	(79)	(109)
Cumulative write-downs recognized (3)	(7)	(34)	—	(41)	—	—	—	—	(41)
Principal payments received during the period (4)	1	—	—	1	1	—	—	1	2

(1)  Includes total gross unrealized losses on securities in an unrealized loss position for a period of 12 to 24 consecutive months.

(2)  Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of June 30, 2010, $18 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $79 million of unrealized losses on other securities are greater than or equal to 20% of those securities’ amortized cost.  As of December 31, 2009, there were no CMBS securities with gross unrealized losses greater than or equal to 20% for a period of more than 24 consecutive months.

(3)  Includes cumulative write-downs recorded in accordance with GAAP.

(4)  Reflects principal payments for the six months ended June 30, 2010 or the year ended December 31, 2009, respectively.

The above tables include information about below investment grade CMBS with gross unrealized losses as of each period presented.  As such, the par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, purchases, principal payments and sales.

As of June 30, 2010, our below investment grade CMBS with gross unrealized losses and with other-than-temporary impairments recorded in earnings had actual cumulative collateral losses of 2.5%, with remaining average credit enhancement of 16.1%.  As of June 30, 2010, our below investment grade CMBS with gross unrealized losses that were not other-than-temporarily impaired had actual cumulative collateral losses of 0.6%, with remaining average credit enhancement of 8.6%.

Our impairment evaluation for CMBS forecasts more severe assumptions than the trusts are actually experiencing.  We assume that all loans delinquent 60 days or more default and project delinquency rates on otherwise performing loans.  Projected loss severities are then applied against the resulting delinquency rates, arriving at our projected cumulative collateral loss rates.  The projected cumulative collateral loss rates by vintage year of the security range from a low of 2.1% for holdings with a vintage year of 2003 to a high of 10.5% for holdings with a vintage year of 2007.  The projected cumulative collateral loss rate for our entire CMBS portfolio at June 30, 2010 was 8.0%.  The difference between the actual cumulative collateral loss experience of 1.6% and our projections of cumulative collateral losses of 8.0% reflects our expectations of future losses due to further deterioration in the performance of the securities’ underlying collateral.  Accordingly, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above.  In instances where the projected cumulative collateral losses exceed the remaining credit enhancement and the security has not been impaired, the recovery value of the security exceeds the current amortized cost.

The following table shows other trust-level and class-level key metrics specific to the trusts and classes from which our below investment grade CMBS with gross unrealized losses were issued.

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Trust-level statistics
Delinquency rates	8.5%	8.6%	5.2%	4.9%	6.0%
Cumulative collateral losses	1.6	0.8	0.3	0.1	0.2
Class-level statistics
Average remaining credit enhancement	12.5	11.6	9.9	11.3	10.0

In general and as discussed above, our average credit enhancement remains strong while the cumulative collateral losses continue to be applied against lower classes issued by the securitization trusts.

Other-than-temporary impairment assessment for below investment grade ABS

Gross unrealized losses for our below investment grade ABS portfolio totaled $219 million, while gross unrealized gains were $33 million as of June 30, 2010.  For below investment grade ABS with gross unrealized gains, we have recognized cumulative write-downs in earnings totaling $197 million as of June 30, 2010.

The ABS portfolio is composed of various holdings with unique features; and therefore, our credit loss evaluation primarily relies on expectations of future losses on the underlying collateral and structural considerations of each issue.  The projection of future losses is based on our expectations for investment grade corporate, bank loan and high yield markets.  Our expectations are formulated through ongoing monitoring and participation in these markets, and consider opinions from third parties, such as industry analysts and strategists, and credit rating agencies as well as our overall economic outlook for indicators such as unemployment and GDP.  The expected performance of each security considers expected collateral losses and credit enhancement levels, as well as factors including default rates, expected recoveries, prepayment rates, changes in interest rates and other characteristics.  In addition, the performance of collateral underlying certain ABS securities is actively monitored by external managers, allowing for enhanced collateral management actions which help mitigate the risk of loss.

The following table shows certain statistics for our below investment grade ABS securities with gross unrealized losses.

	June 30, 2010
	With other-than-temporary impairments recorded in earnings				Other
($ in millions)	Fair value	Total unrealized loss	Unrealized loss aged over 24 months	Cumulative write- downs recognized	Fair value	Total unrealized loss	Unrealized loss aged over 24 months
Cash flow CLO	$10	$—	$—	$(7)	$172	$(97)	$(96)
Market value CDO	—	—	—	—	30	(14)	(14)
Synthetic CDO	24	(25)	(24)	(81)	66	(59)	(59)
Trust preferred CDO	5	(4)	(3)	(15)	18	(15)	(11)
Consumer and other ABS	8	(1)	—	(6)	12	(4)	(4)
Total	$47	$(30)	$(27)	$(109)	$298	$(189)	$(184)

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Other
	Fair value	Total unrealized loss	Unrealized loss aged over 24 months	Cumulative write- downs recognized	Fair value	Total unrealized loss	Unrealized loss aged over 24 months
Cash flow CLO	$8	$(2)	$—	$(5)	$180	$(98)	$(95)
Market value CDO	—	—	—	—	30	(14)	(14)
Synthetic CDO	28	(44)	(40)	(130)	61	(44)	(44)
Trust preferred CDO	4	(5)	(5)	(15)	3	(6)	—
Consumer and other ABS	5	(3)	—	(14)	23	(6)	(4)
Total	$45	$(54)	$(45)	$(164)	$297	$(168)	$(157)

The above tables include information about below investment grade ABS with gross unrealized losses as of each period presented.  As such, the composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, purchases, principal payments, sales and realized principal losses.

As of June 30, 2010, our below investment grade ABS with gross unrealized losses that are not other-than-temporarily impaired are concentrated in Cash flow CLO and Synthetic CDO securities, which together comprise 82.5% of the total unrealized loss on such securities.

Cash flow CLO are collateralized primarily by below investment grade senior secured corporate loans and are structured with overcollateralization which serves as credit enhancement for the class of securities we own.  Our best estimate of future cash flows, supported by the applicable overcollateralization, indicates that the nature of the unrealized loss on these securities is temporary and will reverse over time.

Synthetic CDO primarily consist of a portfolio of corporate CDS collateralized by Aaa, Aa and A rated LIBOR-based securities (i.e. “fully funded” synthetic CDO).  Our best estimate of future cash flows as of June 30, 2010 indicates that the remaining unrealized loss is not predictive of their ultimate performance and will recover in line with our best estimate of future cash flows.

We believe that the unrealized losses on our fixed income securities are not predictive of their ultimate performance and the unrealized losses should reverse over the remaining lives of the securities.  We anticipate that these securities will recover in line with our best estimate of the expected cash flows which are used for other-than-temporary impairment evaluations.  As of June 30, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  Our evaluation of whether it is more likely than not we will be required to sell a security before recovery of its amortized cost basis is supported by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations.

Problem, restructured, or potential problem

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

	June 30, 2010
($ in millions)	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$74	$52	70.3%	$57	77.0%	0.1%
Problem	480	125	26.0	82	17.1	0.2
Potential problem	1,509	925	61.3	608	40.3	1.2
Total	$2,063	$1,102	53.4	$747	36.2	1.5%
Cumulative write-downs recognized (3)		$830

	December 31, 2009
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$75	$53	70.7%	$51	68.0%	0.1%
Problem	480	165	34.4	100	20.8	0.2
Potential problem	1,735	1,080	62.2	645	37.2	1.3
Total	$2,290	$1,298	56.7	$796	34.8	1.6%
Cumulative write-downs recognized (3)		$805

(1)  The difference between par value and amortized cost of $961 million at June 30, 2010 and $992 million at December 31, 2009 is primarily attributable to write-downs.  Par value has been reduced by principal payments.

(2)  Bank loans are reflected at amortized cost.

(3)  Cumulative write-downs recognized only reflect impairment write-downs related to investments within the problem, potential problem and restructured categories.

At June 30, 2010, amortized cost for the problem category was $125 million and comprised $51 million of Subprime, $19 million of Alt-A, $16 million of CMBS, $5 million of other CDO, and $4 million of Consumer and other ABS.  Also included were $20 million of corporates (primarily privately placed), $7 million of municipal bonds, and $3 million of bank loans.  The decrease of $40 million compared to December 31, 2009 is primarily attributable to a reduction in corporate bonds.  The amortized cost of problem investments with a fair value less than 80% of amortized cost totaled $85 million with unrealized losses of $51 million and fair value of $34 million.

At June 30, 2010, amortized cost for the potential problem category was $925 million and comprised $432 million of Subprime, $182 million of Alt-A, $124 million of CMBS, $80 million of other CDO and $9 million of Consumer and other ABS.  Also included were $58 million of corporates (primarily privately placed), $31 million of prime and $9 million of bank loans.  The decrease of $155 million from December 31, 2009 is primarily attributable to a reduction in corporate bonds.  The amortized cost of potential problem investments with a fair value less than 80% of amortized cost totaled $677 million with unrealized losses of $343 million and fair value of $334 million.

Net investment income The following table presents net investment income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Fixed income securities	$629	$639	$1,264	$1,320
Mortgage loans	98	129	199	263
Equity securities	1	1	2	2
Cost limited partnership interests	4	2	7	4
Short-term	1	3	2	10
Other	(5)	(10)	(13)	(16)
Investment income, before expense	728	764	1,461	1,583
Investment expense	(28)	(23)	(54)	(45)
Net investment income	$700	$741	$1,407	$1,538

Net investment income decreased 5.5% or $41 million to $700 million in the second quarter of 2010 and 8.5% or $131 million to $1.41 billion in the first six months of 2010 from $741 million and $1.54 billion in the second quarter and first six months of 2009, respectively, primarily due to lower yields and actions to reduce the portfolio’s exposure to commercial real estate, along with reduced average asset balances.  Net investment income was $722 million, $714 million and $707 million in the third quarter of 2009, fourth quarter of 2009 and first quarter of 2010, respectively.

Net realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Impairment write-downs	$(141)	$(203)	$(283)	$(555)
Change in intent write-downs	(57)	(25)	(80)	(57)
Net other-than-temporary impairment losses recognized in earnings	(198)	(228)	(363)	(612)
Sales	17	163	60	521
Valuation of derivative instruments	(149)	179	(203)	262
Settlements of derivative instruments	(30)	41	(11)	23
EMA limited partnership income	8	(33)	4	(110)
Realized capital gains and losses, pre-tax	(352)	122	(513)	84
Income tax benefit (expense)	122	(39)	179	(168)
Realized capital gains and losses, after-tax	$(230)	$83	$(334)	$(84)

Impairment write-downs are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Fixed income securities	$(108)	$(158)	$(226)	$(347)
Mortgage loans	(28)	(15)	(41)	(43)
Equity securities	—	(1)	—	(20)
Limited partnership interests	(5)	(21)	(16)	(115)
Other investments	—	(8)	—	(30)
Impairment write-downs	$(141)	$(203)	$(283)	$(555)

Impairment write-downs for the three months and six months ended June 30, 2010 were primarily driven by RMBS, which experienced deterioration in expected cash flows; investments with commercial real estate exposure, including CMBS, limited partnership interests, and mortgage loans, which were impacted by declines in real estate valuations or experienced deterioration in expected cash flows; and privately placed corporate bonds and municipal bonds impacted by issuer specific circumstances.  Impairment write-downs on below investment grade RMBS, CMBS and ABS for the three months ended June 30, 2010 were $58 million, $27 million and $20 million, respectively.  Impairment write-downs on below investment grade RMBS, CMBS and ABS for the six months ended June 30, 2010 were $103 million, $51 million and $24 million, respectively.  $83 million or 76.9% and $182 million or 80.5% of the fixed income security write-downs for the three months and six months ended June 30, 2010, respectively, related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  For these securities, as of June 30, 2010, there were either no defaults or defaults only impacted classes lower than our position in the capital structure.  $14 million and $30 million of the fixed income security write-downs for the three months and six months ended June 30, 2010, respectively, related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.  $11 million and $14 million for the three months and six months ended June 30, 2010, respectively, related to fixed income securities for which future cash flows are not anticipated.

Limited partnership impairment write-downs related to Cost limited partnerships, which experienced significant declines in portfolio valuations and we could not assert the recovery period would be temporary.  To determine if an other-than-temporary impairment has occurred related to a Cost limited partnership, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.

Change in intent write-downs are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2010	2009	2010	2009
Fixed income securities	$(57)	$(20)	$(74)	$(40)
Mortgage loans	—	—	(6)	(6)
Equity securities	—	—	—	(6)
Other investments	—	(5)	—	(5)
Change in intent write-downs	$(57)	$(25)	$(80)	$(57)

Change in intent write-downs in the three months and six months ended June 30, 2010 related primarily to municipal bonds and Subprime RMBS for which we have the intent to sell.  Change in intent write-downs on below investment grade RMBS for the three months and six months ended June 30, 2010 were $29 million and $31 million, respectively.

Sales generated $17 million and $60 million of net realized gains for the three months and six months ended June 30, 2010, respectively.  Net realized gains for the three months ended June 30, 2010 primarily related to $50 million of gains on sales of corporate and U.S. and foreign government fixed income securities and $20 million of net gains on sales of equity securities, offset by $61 million of losses on sales of CMBS and municipal securities.  Net realized gains for the six months ended June 30, 2010 primarily related to $108 million of gains on sales of corporate and U.S. and foreign government fixed income securities and $20 million of net gains on sales of equity securities, offset by $74 million of losses on sales of CMBS and municipal securities.

Valuation and settlement of derivative instruments recorded as net realized capital losses totaling $214 million for the six months ended June 30, 2010 included $203 million of losses on the valuation of derivative instruments and $11 million of losses on the settlement of derivative instruments.  Losses from the risk management programs primarily occurred in duration gap management programs and are related to a decrease in interest rates and a decline in volatility.

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

At June 30, 2010, our securities with embedded options totaled $714 million, a decrease in fair value of $53 million from December 31, 2009, resulting in realized capital losses on valuation of $56 million, net sales activity of $42 million, and unrealized net capital gains reported in OCI of $45 million for the host securities.  Net unrealized capital gains were further decreased by $12 million due to amortization of the host securities.  The change in fair value of embedded options is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI.  Total fair value exceeded total amortized cost by $18 million at June 30, 2010.  Valuation gains and losses are converted into cash for securities with embedded options upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value if held to maturity unless the issuer of the note defaults.  Total par value exceeded fair value by $33 million at June 30, 2010.

The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy.

	Six months ended June 30,
	2010			2009	2010 Explanations
($ in millions)	Valuation	Settlements	Total	Total
Risk reduction
Duration gap management	$(137)	$(21)	$(158)	$277

Interest rate caps, floors, swaptions and swaps are used to balance interest-rate sensitivities of assets and liabilities. The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration. The contracts can be terminated and settled at any time with minimal additional cost. The maximum loss on caps, floors and swaptions is limited to the amount of premiums paid. The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts. The 2010 losses, resulting from decreasing interest rates, are offset in unrealized capital gains and losses of our fixed income securities in OCI to the extent it relates to changes in risk-free rates.

Anticipatory hedging	22	5	27	(15)

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

Hedging of interest rate exposure in annuity contracts	(16)	—	(16)	12

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to a decrease in interest rates.

Hedge ineffectiveness	1	—	1	3	The hedge ineffectiveness of $1 million includes $104 million in realized capital losses on swaps that were offset by $105 million in realized capital gains on the hedged risk.

Foreign currency contracts	(3)	7	4	—	Currency forwards are used to protect our foreign bond portfolio from changes in currency rates.

Credit risk reduction	15	(6)	9	(14)	Valuation gain is the result of widening credit spreads on referenced credit entities.

Total Risk reduction	(118)	(15)	(133)	263

Income generation
Asset replication - credit exposure	(29)	4	(25)	20

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

Accounting
Equity indexed notes	(23)	—	(23)	(11)

Equity-indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon sale or maturity. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $43 million at June 30, 2010. Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the June 30, 2010 and December 31, 2009 holdings, respectively.

					($ in millions)	June 30, 2010	Change in fair value	Change due to net sale activity	December 31, 2009
					Par value	$425	$—	$(50)	$475
					Amortized cost of host contract	$316	$9	$(37)	$344
					Fair value of equity-indexed call option	57	(23)	(9)	89
					Total amortized cost	$373	$(14)	$(46)	$433
					Total fair value	$382	$1	$(49)	$430
					Unrealized gain/loss	$9	$15	$(3)	$(3)

	Six months ended June 30,
	2010				2009	2010 Explanations
($ in millions)	Valuation	Settlements	Total		Total
Conversion options in fixed income securities	(33)	—	(33)		13

Convertible bonds are fixed income securities that contain embedded options.  Changes in valuation of the embedded option are reported in realized capital gains and losses.  The results generally track the performance of underlying equities.  Valuation gains and losses are converted into cash upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Fair value exceeded par value by $10 million at June 30, 2010.  Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the June 30, 2010 and December 31, 2009 holdings, respectively.

						($ in millions)	June 30, 2010	Change in fair value	Change due to net sale activity	December 31, 2009
						Par value	$322	$—	$7	$315
						Amortized cost of host contract	$247	$3	$20	$224
						Fair value of conversion option	76	(33)	(8)	117
						Total amortized cost	$323	$(30)	$12	$341
						Total fair value	$332	$(12)	$7	$337
						Unrealized gain/loss	$9	$18	$(5)	$(4)

Total Accounting	(56)	—	(56)		2

Total	$(203)	$(11)	$(214	)(1)	$285

(1)     Does not include $2 million of derivative gains related to the termination of fair value and cash flow hedges which are included in sales and reported with the hedged risk.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•               Shareholder’s equity as of June 30, 2010 was $5.21 billion, an increase of 18.8% from $4.39 billion as of December 31, 2009.

•               The Allstate Corporation (the “Corporation”) has at the parent holding company level $3.05 billion of deployable invested assets at June 30, 2010 compared to $3.07 billion at December 31, 2009.

•               At June 30, 2010, we held 25.0% of our total cash and investment portfolio, or $14.96 billion, in cash and liquid investments that are saleable within one quarter without significant additional net realized capital losses.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	June 30, 2010	December 31, 2009
Common stock, additional capital paid-in and retained income	$5,018	$5,163
Accumulated other comprehensive income (loss)	192	(777)
Total shareholder’s equity	5,210	4,386
Notes due to related parties	681	675
Total capital resources	$5,891	$5,061

Shareholder’s equity increased in the first six months of 2010, due primarily to unrealized net capital gains on investments, partially offset by a net loss.

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

Liquidity sources and uses  We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  Liquidity is managed at both the entity and enterprise level across the Company, and is assessed on both base and stressed level liquidity needs.  We believe we have sufficient liquidity to meet these needs, with $14.96 billion of cash and liquid investments saleable within 90 days without generating significant additional capital losses (25.0% of the total cash and investment portfolio).  We expect $6.61 billion of investment portfolio cash flows from maturities, calls, and interest receipts over the next 12 months.  Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.

Allstate parent holding company capital capacity The Corporation has at the parent holding company level $3.05 billion of deployable invested assets at June 30, 2010.  These assets include investments that are generally saleable within one quarter totaling $2.69 billion.  This provides funds for the parent company’s relatively low fixed charges.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•               A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2010, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A primary credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at June 30, 2010 was 19.9%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the second quarter and first six months of 2010.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on May 8, 2009.  The Corporation can use the current shelf registration to issue an unspecified amount of debt securities, common stock (including 362 million shares of treasury stock as of June 30, 2010), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity Exposure  Contractholder funds as of June 30, 2010 were $47.70 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions at June 30, 2010.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,820	14.3%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	20,308	42.6
Market value adjustments (2)	8,327	17.4
Subject to discretionary withdrawal without adjustments (3)	12,242	25.7
Total contractholder funds (4)	$47,697	100.0%

(1)   Includes $9.33 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)   $6.91 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)   67% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)   Includes $1.28 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. effective June 1, 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities increased 24.5% and 17.1% in the second quarter and first six months of 2010, respectively, compared to the same periods of 2009.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance, based on the beginning of year contractholder funds, was 10.3% and 8.7% for the first six months of 2010 and 2009, respectively.  We strive to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of June 30, 2010, total institutional products outstanding were $2.64 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of June 30, 2010.

($ in millions)
2010	$—
2011	760
2012	40
2013	1,750
2016	85
$2,635

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Cash Flows  As reflected in our Condensed Consolidated Statements of Cash Flows, operating cash flows in the first six months of 2010 declined compared with the same period in 2009 as lower investment income and higher contract benefits paid were partially offset by decreased expenses paid.

Lower cash flows provided by investing activities in the first six months of 2010 compared to the first six months of 2009 were primarily related to lower net reductions in short-term investments to fund reductions in contractholder funds.

Lower cash flows used in financing activities in the first six months of 2010 compared to the first six months of 2009 were primarily due to decreased maturities and retirements of institutional products, partially offset by lower deposits on fixed annuities and higher surrenders and partial withdrawals on fixed annuities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Allstate Life Insurance Company
(Registrant)

August 9, 2010
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

10.1	Form of Asset Purchase Agreement between American Heritage Life Insurance Company and Road Bay Investments, LLC.

10.2	Form of Pledge and Security Agreement between Road Bay Investments, LLC and American Heritage Life Insurance Company.

10.3

Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company, incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed July 15, 2010.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 9, 2010, concerning unaudited interim financial information.

31(i)	Rule 13a-14(a) Certification of Principal Executive Officer

31(i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1