Form 10-Q
period 2010-09-30
ALLSTATE LIFE INSURANCE CO
filed 2010-11-03
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 3, 2010, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues
Premiums	$151	$134	$458	$440
Contract charges	249	241	743	706
Net investment income	683	722	2,090	2,260
Realized capital gains and losses:
Total other-than-temporary impairment losses	(43)	(404)	(396)	(1,120)
Portion of loss recognized in other comprehensive income	(55)	125	(65)	229
Net other-than-temporary impairment losses recognized in earnings	(98)	(279)	(461)	(891)
Sales and other realized capital gains and losses	61	47	(89)	743
Total realized capital gains and losses	(37)	(232)	(550)	(148)
	1,046	865	2,741	3,258

Costs and expenses
Contract benefits	365	327	1,135	1,018
Interest credited to contractholder funds	435	485	1,326	1,598
Amortization of deferred policy acquisition costs	69	61	150	758
Operating costs and expenses	85	74	254	244
Restructuring and related charges	—	4	(1)	23
Interest expense	11	11	33	32
	965	962	2,897	3,673
Gain on disposition of operations	4	2	7	6

Income (loss) from operations before income tax expense (benefit)	85	(95)	(149)	(409)

Income tax expense (benefit)	25	(38)	(64)	(16)

Net income (loss)	$60	$(57)	$(85)	$(393)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
($ in millions, except par value data)	2010	2009
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $48,145 and $49,842)	$49,781	$47,658
Mortgage loans	6,833	7,780
Equity securities, at fair value (cost $160 and $159)	186	183
Limited partnership interests	1,127	1,028
Short-term, at fair value (amortized cost $1,003 and $1,669)	1,003	1,669
Policy loans	837	823
Other	980	1,076
Total investments	60,747	60,217
Cash	109	145
Deferred policy acquisition costs	2,863	3,664
Reinsurance recoverables	4,303	4,016
Accrued investment income	555	540
Deferred income taxes	—	203
Other assets	521	963
Separate Accounts	8,459	9,072
Total assets	$77,557	$78,820

Liabilities
Contractholder funds	$47,177	$50,850
Reserve for life-contingent contract benefits	13,242	12,256
Unearned premiums	27	30
Payable to affiliates, net	97	119
Other liabilities and accrued expenses	1,561	1,432
Deferred income taxes	624	—
Notes due to related parties	677	675
Separate Accounts	8,459	9,072
Total liabilities	71,864	74,434

Commitments and Contingent Liabilities (Note 8)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,189	3,189
Retained income	1,856	1,969
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(106)	(274)
Other unrealized net capital gains and losses	1,174	(1,146)
Unrealized adjustment to DAC, DSI and insurance reserves	(425)	643
Total unrealized net capital gains and losses	643	(777)
Total accumulated other comprehensive income (loss)	643	(777)
Total shareholder’s equity	5,693	4,386
Total liabilities and shareholder’s equity	$77,557	$78,820

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
($ in millions)	2010	2009
	(unaudited)
Cash flows from operating activities
Net loss	$(85)	$(393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and other non-cash items	(117)	(219)
Realized capital gains and losses	550	148
Gain on disposition of operations	(7)	(6)
Interest credited to contractholder funds	1,326	1,598
Changes in:
Policy benefits and other insurance reserves	(216)	(268)
Unearned premiums	(3)	(2)
Deferred policy acquisition costs	(131)	471
Reinsurance recoverables, net	(308)	(241)
Income taxes	566	360
Other operating assets and liabilities	12	134
Net cash provided by operating activities	1,587	1,582

Cash flows from investing activities
Proceeds from sales
Fixed income securities	8,478	10,111
Equity securities	90	28
Limited partnership interests	78	58
Mortgage loans	110	138
Other investments	71	401
Investment collections
Fixed income securities	1,933	2,572
Mortgage loans	767	1,049
Other investments	76	88
Investment purchases
Fixed income securities	(8,949)	(11,593)
Equity securities	(51)	(101)
Limited partnership interests	(173)	(149)
Mortgage loans	(45)	(15)
Other investments	(88)	(18)
Change in short-term investments, net	522	2,091
Change in other investments, net	(173)	(223)
Net cash provided by investing activities	2,646	4,437

Cash flows from financing activities
Repayment of note due to related party	(4)	—
Capital contribution	—	250
Contractholder fund deposits	1,823	2,621
Contractholder fund withdrawals	(6,088)	(8,720)
Net cash used in financing activities	(4,269)	(5,849)
Net (decrease) increase in cash	(36)	170
Cash at beginning of period	145	93
Cash at end of period	$109	$263

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

The condensed consolidated financial statements and notes as of September 30, 2010, and for the three-month and nine-month periods ended September 30, 2010 and 2009 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Premiums and contract charges

The following table summarizes premiums and contract charges by product.

	Three months ended		Nine months ended
	September 30,		September 30,
($ in millions)	2010	2009	2010	2009
Premiums
Traditional life insurance	$100	$96	$302	$289
Immediate annuities with life contingencies	26	15	84	83
Accident and health insurance	25	23	72	68
Total premiums	151	134	458	440

Contract charges
Interest-sensitive life insurance	240	229	711	671
Fixed annuities	9	12	32	35
Total contract charges	249	241	743	706
Total premiums and contract charges	$400	$375	$1,201	$1,146

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

In the normal course of investing activities, the Company invests in variable interests issued by VIEs.  These variable interests include structured investments such as residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities as well as limited partnerships, special purpose entities and trusts.  For these variable interests, the Company concluded it is not the primary beneficiary due to the amount of the Company’s interest in the VIEs and the Company’s lack of power to direct the activities that are most significant to the economic performance of the VIEs.  The Company’s maximum exposure to loss on these interests is limited to the amount of the Company’s investment, including future funding commitments, as applicable.

Embedded Credit Derivatives Scope Exception

In March 2010, the FASB issued accounting guidance clarifying the scope exception for embedded credit derivative features, including those in certain collateralized debt obligations and synthetic collateralized debt obligations.  Embedded credit derivative features related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another continue to qualify for the scope exception.  Other embedded credit derivative features must be analyzed for potential bifurcation and separate accounting as a derivative, with periodic changes in fair value recorded in net income.  The adoption of the new guidance as of July 1, 2010 resulted in the bifurcation of the credit default swaps embedded in synthetic collateralized debt obligations purchased after January 1, 2007, and the related net unrealized capital losses were reclassified from accumulated other comprehensive income to retained income.  The cumulative effect of adoption, net of related deferred policy acquisition costs (“DAC”), deferred sales inducement costs (“DSI”) and tax adjustments, was a $19 million increase in unrealized net capital gains and losses, a $9 million decrease in total assets and a $28 million decrease in retained income.

Pending accounting standards

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued guidance requiring expanded disclosures relating to the credit quality of financing receivables and the related allowances for credit losses.  The new guidance requires a greater level of disaggregated information, as well as additional disclosures about credit quality indicators, past due information and modifications of its financing receivables.  The new guidance is effective for reporting periods ending after December 15, 2010.  The new guidance affects disclosures only; and therefore, the adoption will have no impact on the Company’s results of operations or financial position.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specifies that incremental direct costs of contract acquisition attributable to successful efforts should be included as deferred acquisition costs.  The guidance also specifies that deferred acquisition costs include advertising costs only when the direct-response advertising accounting criteria are met.  The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted.  If application of the guidance would result in the capitalization of acquisition costs that had not previously been capitalized prior to adoption, the entity may elect not to capitalize those additional costs.  The Company is in process of evaluating the impact of adoption on the Company’s results of operations and financial position.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Related Party Transaction

In March 2010, in accordance with an asset purchase agreement between Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, and American Heritage Life Insurance Company (“AHL”), an unconsolidated affiliate of ALIC, AHL sold to RBI mortgage loans with a carrying value of $6 million on the date of sale.  As payment, RBI issued a 7.00% note due March 26, 2017 to AHL for the same amount.  As security for the performance of RBI’s obligations under the agreement and note, RBI granted a pledge of and security interest in RBI’s right, title and interest in the mortgage loans and their proceeds.  In August 2010, RBI repaid $4 million of principal on the outstanding note.  The note due from RBI to AHL is classified as notes due to related parties in the Condensed Consolidated Statements of Financial Position.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans, fixed income securities, limited partnerships and other investments, as well as mergers completed with equity securities, totaled $506 million and $277 million for the nine months ended September 30, 2010 and 2009, respectively.

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

	Nine months ended September 30,
($ in millions)	2010	2009
Net change in proceeds managed
Net change in short-term investments	$148	$(155)
Operating cash flow provided (used)	$148	$(155)

Net change in liabilities
Liabilities for collateral, beginning of year	$(617)	$(340)
Liabilities for collateral, end of period	(469)	(495)
Operating cash flow (used) provided	$(148)	$155

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

	Amortized	Gross unrealized		Fair
($ in millions)	cost	Gains	Losses	value
At September 30, 2010
U.S. government and agencies	$3,948	$359	$—	$4,307
Municipal	4,858	259	(212)	4,905
Corporate	27,009	2,186	(271)	28,924
Foreign government	2,056	415	—	2,471
Residential mortgage-backed securities (“RMBS”)	5,108	151	(570)	4,689
Commercial mortgage-backed securities (“CMBS”)	2,275	56	(438)	1,893
Asset-backed securities (“ABS”)	2,876	72	(371)	2,577
Redeemable preferred stock	15	—	—	15
Total fixed income securities	$48,145	$3,498	$(1,862)	$49,781

At December 31, 2009
U.S. government and agencies	$3,426	$168	$(13)	$3,581
Municipal	5,578	50	(519)	5,109
Corporate	27,314	1,015	(790)	27,539
Foreign government	1,906	258	(11)	2,153
RMBS	5,596	76	(1,006)	4,666
CMBS	3,390	30	(952)	2,468
ABS	2,616	48	(537)	2,127
Redeemable preferred stock	16	—	(1)	15
Total fixed income securities	$49,842	$1,645	$(3,829)	$47,658

Scheduled maturities

The scheduled maturities for fixed income securities are as follows at September 30, 2010:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,827	$1,861
Due after one year through five years	13,611	14,338
Due after five years through ten years	11,002	12,253
Due after ten years	13,721	14,063
	40,161	42,515
RMBS and ABS	7,984	7,266
Total	$48,145	$49,781

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

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net investment income

Net investment income is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Fixed income securities	$615	$635	$1,879	$1,955
Mortgage loans	90	118	289	381
Equity securities	1	2	3	4
Limited partnership interests	3	2	10	6
Short-term investments	1	2	3	12
Other	(3)	(12)	(16)	(28)
Investment income, before expense	707	747	2,168	2,330
Investment expense	(24)	(25)	(78)	(70)
Net investment income	$683	$722	$2,090	$2,260

Realized capital gains and losses

Realized capital gains and losses by security type are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Fixed income securities	$(18)	$(62)	$(285)	$86
Mortgage loans	(1)	(65)	(54)	(113)
Equity securities	15	1	35	(23)
Limited partnership interests	(6)	(33)	(12)	(257)
Derivatives	(25)	(56)	(237)	234
Other	(2)	(17)	3	(75)
Realized capital gains and losses	$(37)	$(232)	$(550)	$(148)

Realized capital gains and losses by transaction type are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Impairment write-downs	$(78)	$(278)	$(361)	$(833)
Change in intent write-downs	(20)	(1)	(100)	(58)
Net other-than-temporary impairment losses recognized in earnings	(98)	(279)	(461)	(891)
Sales	88	106	148	627
Valuation of derivative instruments	10	(60)	(193)	202
Settlements of derivative instruments	(34)	7	(45)	30
EMA limited partnership income	(3)	(6)	1	(116)
Realized capital gains and losses	$(37)	$(232)	$(550)	$(148)

Gross gains of $204 million and $250 million and gross losses of $139 million and $101 million were realized on sales of fixed income securities during the three months ended September 30, 2010 and 2009, respectively.  Gross gains of $370 million and $879 million and gross losses of $282 million and $216 million were realized on sales of fixed income securities during the nine months ended September 30, 2010 and 2009, respectively.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other-than-temporary impairment losses by asset type are as follows:

	Three months ended September 30, 2010			Nine months ended September 30, 2010
($ in millions)	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$—	$(1)	$(49)	$—	$(49)
Corporate	(9)	(1)	(10)	(51)	1	(50)
RMBS	(25)	(28)	(53)	(174)	(13)	(187)
CMBS	(1)	(26)	(27)	(44)	(37)	(81)
ABS	—	—	—	(8)	(16)	(24)
Total fixed income securities	(36)	(55)	(91)	(326)	(65)	(391)
Mortgage loans	(3)	—	(3)	(50)	—	(50)
Limited partnership interests	(4)	—	(4)	(20)	—	(20)
Other-than-temporary impairment losses	$(43)	$(55)	$(98)	$(396)	$(65)	$(461)

	Three months ended September 30, 2009			Nine months ended September 30, 2009
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(16)	$—	$(16)
Corporate	(110)	—	(110)	(180)	(9)	(189)
Foreign government	—	—	—	(17)	—	(17)
RMBS	(139)	96	(43)	(307)	200	(107)
CMBS	(89)	61	(28)	(142)	61	(81)
ABS	(8)	(32)	(40)	(175)	(23)	(198)
Total fixed income securities	(346)	125	(221)	(837)	229	(608)
Mortgage loans	(30)	—	(30)	(79)	—	(79)
Equity securities	—	—	—	(26)	—	(26)
Limited partnership interests	(27)	—	(27)	(142)	—	(142)
Other	(1)	—	(1)	(36)	—	(36)
Other-than-temporary impairment losses	$(404)	$125	$(279)	$(1,120)	$229	$(891)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $221 million and $136 million as of September 30, 2010 and December 31, 2009, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2010	December 31, 2009
Corporate	$(18)	$(18)
RMBS	(268)	(323)
CMBS	(58)	(127)
ABS	(40)	(90)
Total	$(384)	$(558)

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Beginning balance	$(864)	$(1,193)	$(808)	$—
Beginning balance of cumulative credit loss for securities held at April 1, 2009	—	—	—	(1,059)
Cumulative effect of change in accounting principle	81	—	81	—
Additional credit loss for securities previously other-than-temporarily impaired	(67)	(72)	(180)	(101)
Additional credit loss for securities not previously other-than-temporarily impaired	(4)	(149)	(118)	(278)
Reduction in credit loss for securities disposed or collected	42	365	210	389
Reduction in credit loss for securities other-than-temporarily impaired to fair value	26	—	27	—
Change in credit loss due to accretion of increase in cash flows and time value of cash flows for securities previously other-than-temporarily impaired	1	—	3	—
Ending balance	$(785)	$(1,049)	$(785)	$(1,049)

The Company uses its best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists.  The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security.  All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected.  That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements.  Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered.  The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement.  If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings.  The portion of the unrealized loss related to factors other than credit remains classified in accumulated other comprehensive income.  If the Company determines that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

	Fair	Gross unrealized		Unrealized net
($ in millions)	value	Gains	Losses	gains (losses)
At September 30, 2010
Fixed income securities (1)	$49,781	$3,498	$(1,862)	$1,636
Equity securities	186	30	(4)	26
Short-term investments	1,003	—	—	—
Derivative instruments (2)	(12)	2	(14)	(12)
Unrealized net capital gains and losses, pre-tax				1,650
Amounts recognized for:
Insurance reserves (3)				(608)
DAC and DSI (4)				(45)
Amounts recognized				(653)
Deferred income taxes				(354)
Unrealized net capital gains and losses, after-tax				$643

(1)

Unrealized net capital gains and losses for fixed income securities as of September 30, 2010 comprises $(163) million related to unrealized net capital losses on fixed income securities with OTTI and $1,799 million related to other unrealized net capital gains and losses.

(2)	Included in the fair value of derivative instruments are $2 million classified as assets and $14 million classified as liabilities.

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

(2)	Included in the fair value of derivative instruments are $(2) million classified as assets and $18 million classified as liabilities.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the nine months ended September 30, 2010 is as follows:

($ in millions)
Fixed income securities	$3,820
Equity securities	2
Derivative instruments	6
Total	3,828

Amounts recognized for:
Insurance reserves	(608)
DAC and DSI	(1,035)
Decrease in amounts recognized	(1,643)
Deferred income taxes	(765)
Increase in unrealized net capital gains and losses	$1,420

Portfolio monitoring

The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made the decision to sell or whether it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes.  If a security meets either of these criteria, the security’s decline in fair value is considered other than temporary and is recorded in earnings.

If the Company has not made the decision to sell the fixed income security and it is not more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis, the Company evaluates whether it expects to receive cash flows sufficient to recover the entire amortized cost basis of the security.   The Company calculates the estimated recovery value by discounting the best estimate of future cash flows at the security’s original or current effective rate, as appropriate, and compares this to the amortized cost of the security.  If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in other comprehensive income.

For equity securities, the Company considers various factors, including whether it has the intent and ability to hold the equity security for a period of time sufficient to recover its cost basis.  Where the Company lacks the intent and ability to hold to recovery, or believes the recovery period is extended, the equity security’s decline in fair value is considered other than temporary and is recorded in earnings.  For equity securities managed by a third party, the Company has contractually retained its decision making authority as it pertains to selling equity securities that are in an unrealized loss position.

The Company’s portfolio monitoring process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security.  Inherent in the Company’s evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer.  Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
($ in millions)	of issues	value	losses	of issues	value	losses	losses
At September 30, 2010
Fixed income securities
U.S. government and agencies	2	$32	$—	—	$—	$—	$—
Municipal	6	32	—	181	1,266	(212)	(212)
Corporate	60	763	(40)	183	2,455	(231)	(271)
Foreign government	—	—	—	2	11	—	—
RMBS	88	115	(2)	255	1,346	(568)	(570)
CMBS	3	19	—	141	1,012	(438)	(438)
ABS	36	280	(16)	134	1,225	(355)	(371)
Redeemable preferred stock	—	—	—	1	—	—	—
Total fixed income securities (1)	195	1,241	(58)	897	7,315	(1,804)	(1,862)
Equity securities	3	48	(2)	1	16	(2)	(4)
Total fixed income and equity securities	198	$1,289	$(60)	898	$7,331	$(1,806)	$(1,866)

Investment grade fixed income securities	165	$1,051	$(51)	629	$5,602	$(978)	$(1,029)
Below investment grade fixed income securities	30	190	(7)	268	1,713	(826)	(833)
Total fixed income securities	195	$1,241	$(58)	897	$7,315	$(1,804)	$(1,862)

At December 31, 2009
Fixed income securities
U.S. government and agencies	27	$1,952	$(13)	—	$—	$—	$(13)
Municipal	144	1,634	(62)	280	1,912	(457)	(519)
Corporate	300	3,979	(131)	398	5,155	(659)	(790)
Foreign government	10	360	(11)	1	1	—	(11)
RMBS	162	604	(14)	310	1,727	(992)	(1,006)
CMBS	19	186	(3)	257	1,796	(949)	(952)
ABS	21	203	(19)	163	1,363	(518)	(537)
Redeemable preferred stock	1	—	—	1	13	(1)	(1)
Total fixed income securities (1)	684	8,918	(253)	1,410	11,967	(3,576)	(3,829)
Equity securities	7	11	(2)	1	13	(5)	(7)
Total fixed income and equity securities	691	$8,929	$(255)	1,411	$11,980	$(3,581)	$(3,836)

Investment grade fixed income securities	650	$8,667	$(191)	1,119	$10,260	$(2,467)	$(2,658)
Below investment grade fixed income securities	34	251	(62)	291	1,707	(1,109)	(1,171)
Total fixed income securities	684	$8,918	$(253)	1,410	$11,967	$(3,576)	$(3,829)

(1)

Gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which the Company has recorded a credit loss in earnings total $1 million for the less than 12 month category and $261 million for the 12 months or greater category as of September 30, 2010 and $16 million for the less than 12 month category and $468 million for the 12 months or greater category as of December 31, 2009.

As of September 30, 2010, $496 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $496 million, $396 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads, or in some instances, rising interest rates since the time of initial purchase.

As of September 30, 2010, the remaining $1.37 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade securities comprising $633 million of these unrealized losses were evaluated based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $1.37 billion, $737 million are related to below investment grade fixed income securities.  Of these amounts, $712 million of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of September 30, 2010.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from larger risk premiums since the time of initial purchase, largely due

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to macroeconomic conditions and credit market deterioration, including the impact of declining residential and commercial real estate valuations.

RMBS, CMBS and ABS securities in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings.  This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for RMBS and ABS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying securities, taking into consideration credit enhancements from reliable bond insurers, where applicable.  Unrealized losses on equity securities are primarily related to equity market fluctuations.

As of September 30, 2010, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of September 30, 2010, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnership impairment

As of September 30, 2010 and December 31, 2009, the carrying value of equity method limited partnership interests totaled $507 million and $495 million, respectively.  The Company recognizes an impairment loss for equity method investments when evidence demonstrates that it is other-than-temporarily impaired.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnership interests for the three months ended September 30, 2010 and 2009.  The Company had write-downs related to equity-method limited partnership interests of $1 million and $5 million for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010 and December 31, 2009, the carrying value for cost method limited partnership interests was $620 million and $533 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs related to cost method investments of $4 million and $27 million for the three months ended September 30, 2010 and 2009, respectively, and $19 million and $137 million for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company has two types of situations where investments are classified as Level 3 in the fair value hierarchy.  The first is where quotes continue to be received from independent third-party valuation service providers and all significant inputs are market observable; however, there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate.  The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources.

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

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.  In addition, derivatives embedded in fixed income securities are not disclosed in the hierarchy as free-standing derivatives since they are presented with the host contracts in fixed income securities.  As of September 30, 2010, 77.1% of total assets are measured at fair value and 0.9% of total liabilities are measured at fair value.

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

Corporate, including privately placed:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.  Also included are privately placed securities valued using a discounted cash flow model that is widely accepted in the financial services industry and uses market observable inputs and inputs derived principally from, or corroborated by, observable market data.  The primary inputs to the discounted cash flow model include an interest rate yield curve, as well as published credit spreads for similar assets in markets that are not active that incorporate the credit quality and industry sector of the issuer.

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

Level 3 measurements

•                  Fixed income securities:

Municipal:  ARS primarily backed by student loans that have become illiquid due to failures in the auction market are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including estimates of future coupon rates if auction failures continue, maturity assumptions and illiquidity premium.  Also included are municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”), and other high-yield municipal bonds.  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.

Corporate, including privately placed:  Primarily valued based on non-binding broker quotes.  Also included are equity-indexed notes which are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, such as volatility.  Other inputs include an interest rate yield curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2010:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2010
Assets
Fixed income securities:
U.S. government and agencies	$1,496	$2,811	$—		$4,307
Municipal	—	4,273	632		4,905
Corporate	—	26,939	1,985		28,924
Foreign government	—	2,471	—		2,471
RMBS	—	3,421	1,268		4,689
CMBS	—	1,119	774		1,893
ABS	—	689	1,888		2,577
Redeemable preferred stock	—	14	1		15
Total fixed income securities	1,496	41,737	6,548		49,781
Equity securities	121	36	29		186
Short-term investments	132	871	—		1,003
Other investments:
Free-standing derivatives	—	544	4	$(247)	301
Separate account assets	8,459	—	—		8,459
Other assets	—	—	2		2
Total recurring basis assets	10,208	43,188	6,583	(247)	59,732
Non-recurring basis (1)	—	—	72		72
Total assets at fair value	$10,208	$43,188	$6,655	$(247)	$59,804
% of total assets at fair value	17.1%	72.2%	11.1%	(0.4)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$(145)	$(142)		$(287)
Other liabilities:
Free-standing derivatives	(1)	(535)	(97)	$243	(390)
Total liabilities at fair value	$(1)	$(680)	$(239)	$243	$(677)
% of total liabilities at fair value	0.2%	100.4%	35.3%	(35.9)%	100.0%

(1)   Includes $55 million of mortgage loans, $13 million of limited partnership interests and $4 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

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

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2010.

		Total realized and unrealized gains (losses) included in:
($ in millions)	Balance as of June 30, 2010	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2010
Assets
Fixed income securities:
Municipal	$603	$—	$(1)	$28	$2	$—	$632
Corporate	2,018	14	67	(127)	164	(151)	1,985
RMBS	1,362	(51)	118	(161)	—	—	1,268
CMBS	792	(68)	131	(119)	38	—	774
ABS	1,880	27	56	48	—	(123)	1,888
Redeemable preferred stock	1	—	—	—	—	—	1
Total fixed income securities	6,656	(78)	371	(331)	204	(274)	6,548
Equity securities	29	15	—	(15)	—	—	29
Other investments:
Free-standing derivatives, net	(108)	10	—	5	—	—	(93	)(2)
Other assets	2	—	—	—	—	—	2
Total recurring Level 3 assets	$6,579	$(53)	$371	$(341)	$204	$(274)	$6,486

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(119)	$(23)	$—	$—	$—	$—	$(142)
Total recurring Level 3 liabilities	$(119)	$(23)	$—	$—	$—	$—	$(142)

(1)   The effect to net income totals $(76) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(63) million in realized capital gains and losses, $10 million in net investment income and $23 million in contract benefits.

(2)   Comprises $4 million of assets and $97 million of liabilities.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2010.

		Total realized and unrealized gains (losses) included in:
($ in millions)	Balance as of December 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2010
Assets
Fixed income securities:
Municipal	$746	$(10)	$9	$(88)	$2	$(27)	$632
Corporate	2,020	(8)	187	(188)	336	(362)	1,985
Foreign government	20	—	—	(20)	—	—	—
RMBS	1,052	(179)	366	35	—	(6)	1,268
CMBS	1,322	(176)	432	(453)	62	(413)	774
ABS	1,710	43	133	202	—	(200)	1,888
Redeemable preferred stock	1	—	—	—	—	—	1
Total fixed income securities	6,871	(330)	1,127	(512)	400	(1,008)	6,548
Equity securities	27	15	1	(14)	—	—	29
Other investments:
Free-standing derivatives, net	(53)	(55)	—	15	—	—	(93	)(2)
Other assets	2	—	—	—	—	—	2
Total recurring Level 3 assets	$6,847	$(370)	$1,128	$(511)	$400	$(1,008)	$6,486

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(110)	$(35)	$—	$3	$—	$—	$(142)
Total recurring Level 3 liabilities	$(110)	$(35)	$—	$3	$—	$—	$(142)

(1)   The effect to net income totals $(405) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(424) million in realized capital gains and losses, $57 million in net investment income, $3 million in interest credited to contractholder funds and $35 million in contract benefits.

(2)   Comprises $4 million of assets and $97 million of liabilities.

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2010.

During the three and nine months ended September 30, 2010, certain CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and the availability of market observable quoted prices for similar assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three and nine months ended September 30, 2010, including those related to Corporate fixed income securities, included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three and nine months ended September 30, 2010, including those related to Corporate fixed income securities, included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the total gains and (losses) included in net income during the period for Level 3 assets and liabilities still held at September 30, 2010.

($ in millions)	Three months ended September 30, 2010	Nine months ended September 30, 2010

Assets
Fixed income securities:
Municipal	$—	$(8)
Corporate	5	(27)
RMBS	(49)	(141)
CMBS	(22)	(42)
ABS	26	49
Total fixed income securities	(40)	(169)
Other investments:
Free-standing derivatives, net	13	(44)
Total recurring Level 3 assets	$(27)	$(213)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(23)	$(35)
Total recurring Level 3 liabilities	$(23)	$(35)

The amounts in the table above represent gains and losses included in net income during the period presented for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(50) million for the three months ended September 30, 2010 and are reported in the Condensed Consolidated Statements of Operations as follows: $(33) million in realized capital gains and losses, $5 million in net investment income, $(1) million in interest credited to contractholder funds and $23 million in contract benefits.  These gains and losses total $(248) million for the nine months ended September 30, 2010 and are reported in the Condensed Consolidated Statements of Operations as follows: $(243) million in realized capital gains and losses, $35 million in net investment income, $5 million in interest credited to contractholder funds and $35 million in contract benefits.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2009.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for financial
($ in millions)	Balance as of June 30, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2009		instruments still held at September 30, 2009 (3)
Assets
Fixed income securities:
Municipal	$687	$(1)	$21	$(14)	$(6)	$687		$—
Corporate	9,504	48	495	(533)	(51)	9,463		34
Foreign government	—	—	—	10	—	10		—
RMBS	1,411	(35)	176	(80)	(415)	1,057		(37)
CMBS	887	(58)	418	(57)	136	1,326		(17)
ABS	1,257	(9)	371	3	(123)	1,499		(39)
Redeemable preferred stock	1	—	—	—	—	1		—
Total fixed income securities	13,747	(55)	1,481	(671)	(459)	14,043		(59)
Equity securities	26	—	1	—	—	27		—
Other investments:
Free-standing derivatives, net	(99)	17	—	7	—	(75	)(2)	24
Other assets	2	—	—	—	—	2		—
Total recurring Level 3 assets	$13,676	$(38)	$1,482	$(664)	$(459)	$13,997		$(35)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(155)	$36	$—	$(1)	$—	$(120)		$36
Total recurring Level 3 liabilities	$(155)	$36	$—	$(1)	$—	$(120)		$36

(1)

The effect to net income totals $(2) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(50) million in realized capital gains and losses, $11 million in net investment income, $(1) million in interest credited to contractholder funds and $(36) million in contract benefits.

(2)	Comprises $25 million of assets and $100 million of liabilities.
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

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2009.

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

(2)	Comprises $25 million of assets and $100 million of liabilities.
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

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value on a recurring basis.

Financial assets

	September 30, 2010		December 31, 2009
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,833	$6,247	$7,780	$6,220
Limited partnership interests - cost basis	620	649	533	521
Bank loans	313	297	359	329
Notes due from related party	275	249	275	233

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

Financial liabilities

	September 30, 2010		December 31, 2009
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$35,792	$35,742	$39,824	$38,196
Notes due to related parties	677	653	675	611
Liability for collateral	469	469	617	617

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

6.  Derivative Financial Instruments

The Company primarily uses derivatives for risk management and asset replication.  In addition, the Company has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value.  With the exception of non-hedge derivatives used for asset replication and non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.  The Company does not use derivatives for trading purposes.  Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements to permit the application of hedge accounting.

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

Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities.  Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, floors, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates.  The Company uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and futures and options for hedging the equity exposure contained in equity indexed annuity product contracts that offer equity returns to contractholders.  In addition, the Company uses interest rate swaps to hedge interest rate risk inherent in funding agreements.

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

The Company’s primary embedded derivatives are conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock; equity options in annuity product contracts, which provide equity returns to contractholders; equity-indexed notes containing equity call options, which provide a coupon payout that is determined using one or more equity-based indices; and credit default swaps in synthetic collateralized debt obligations, which provide enhanced coupon rates as a result of selling credit protection.

The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are generally not representative of the potential for gain or loss on these agreements.  However, the notional amounts specified in credit default swaps where the Company has sold credit protection represent the maximum amount of potential loss, assuming no recoveries.

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of September 30, 2010, the Company pledged $24 million of securities and cash in the form of margin deposits.

For those derivatives which qualify for fair value hedge accounting, net income includes the changes in the fair value of both the derivative instrument and the hedged risk, and therefore reflects any hedging ineffectiveness.  For cash flow hedges, gains and losses are amortized from accumulated other comprehensive income and are reported in net income in the same period the forecasted transactions being hedged impact net income.  For embedded derivatives in fixed income securities, net income includes the change in fair value of the embedded derivative and accretion income related to the host instrument.  For non-hedge derivatives, net income includes changes in fair value and accrued periodic settlements, when applicable.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statements of Financial Position at September 30, 2010.

	Asset derivatives
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$35	n/a	$(2)	$—	$(2)
Foreign currency swap agreements	Other investments	41	n/a	2	3	(1)
Total		$76	n/a	$—	$3	$(3)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$574	n/a	$58	$60	$(2)
Interest rate cap and floor agreements	Other investments	61	n/a	—	—	—
Financial futures contracts and options	Other assets	n/a	1,040	—	—	—
Equity and index contracts
Options, futures and warrants (2)	Other investments	66	23,750	243	243	—
Options, futures and warrants	Other assets	n/a	1,456	—	—	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	40	n/a	—	—	—
Embedded derivative financial instruments
Conversion options	Fixed income securities	309	n/a	76	76	—
Equity-indexed call options	Fixed income securities	325	n/a	47	47	—
Credit default swaps	Fixed income securities	179	n/a	(101)	—	(101)
Credit default contracts
Credit default swaps - buying protection	Other investments	31	n/a	—	—	—
Other contracts
Other contracts	Other investments	13	n/a	—	—	—
Other contracts	Other assets	5	n/a	2	2	—
Total		$1,603	26,246	$325	$428	$(103)

Total derivative assets		$1,679	26,246	$325	$431	$(106)

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

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$3,621	n/a	$(255)	$26	$(281)
Interest rate swap agreements	Contractholder funds	n/a	n/a	7	7	—
Foreign currency swap agreements	Other liabilities & accrued expenses	161	n/a	(14)	1	(15)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	435	n/a	44	44	—
Foreign currency and interest rate swap agreements	Contractholder funds	n/a	n/a	20	20	—
Total		$4,217	n/a	$(198)	$98	$(296)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$4,494	n/a	$18	$131	$(113)
Interest rate swaption agreements	Other liabilities & accrued expenses	750	n/a	2	2	—
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,514	n/a	(32)	1	(33)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	1,130	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	57	24,118	(109)	1	(110)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	50	n/a	3	3	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,019	n/a	(87)	—	(87)
Guaranteed withdrawal benefits	Contractholder funds	720	n/a	(51)	—	(51)
Equity-indexed options in life and annuity product contracts	Contractholder funds	4,165	n/a	(145)	—	(145)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(4)	—	(4)
Credit default contracts
Credit default swaps - buying protection	Other liabilities & accrued expenses	512	n/a	(3)	4	(7)
Credit default swaps - selling protection	Other liabilities & accrued expenses	344	n/a	(67)	2	(69)
Total		$15,710	25,248	$(475)	$144	$(619)

Total derivative liabilities		$19,927	25,248	$(673)	$242	$(915)

Total derivatives		$21,606	51,494	$(348)

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

	Asset derivatives
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$45	n/a	$(3)	$—	$(3)
Foreign currency swap agreements	Other investments	23	n/a	(2)	—	(2)
Total		$68	n/a	$(5)	$—	$(5)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,106	n/a	$57	$61	$(4)
Interest rate cap and floor agreements	Other investments	52	n/a	2	2	—
Financial futures contracts and options	Other assets	n/a	404	—	—	—
Equity and index contracts
Options, futures and warrants (2)	Other investments	62	19,850	385	385	—
Options, futures and warrants	Other assets	n/a	102	—	—	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	53	n/a	1	1	—
Embedded derivative financial instruments
Conversion options	Fixed income securities	315	n/a	117	117	—
Equity-indexed call options	Fixed income securities	475	n/a	89	89	—
Credit default contracts
Credit default swaps - buying protection	Other investments	83	n/a	(3)	2	(5)
Credit default swaps - selling protection	Other investments	14	n/a	—	—	—
Other contracts
Other contracts	Other investments	75	n/a	—	—	—
Other contracts	Other assets	6	n/a	2	2	—
Total		$2,241	20,356	$650	$659	$(9)

Total derivative assets		$2,309	20,356	$645	$659	$(14)

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

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$2,443	n/a	$(230)	$—	$(230)
Foreign currency swap agreements	Other liabilities & accrued expenses	179	n/a	(18)	3	(21)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	870	n/a	231	231	—
Foreign currency and interest rate swap agreements	Contractholder funds	—	n/a	44	44	—
Total		$3,492	n/a	$27	$278	$(251)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$6,087	n/a	$32	$69	$(37)
Interest rate swaption agreements	Other liabilities & accrued expenses	1,000	n/a	15	15	—
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,896	n/a	(16)	9	(25)
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	45	19,946	(213)	3	(216)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	54	n/a	3	3	—
Foreign currency forwards and options	Other liabilities & accrued expenses	185	n/a	2	2	—
Embedded derivative financial Instruments
Guaranteed accumulation benefits	Contractholder funds	1,113	n/a	(66)	—	(66)
Guaranteed withdrawal benefits	Contractholder funds	810	n/a	(41)	—	(41)
Equity-indexed options in life and annuity product contracts	Contractholder funds	4,321	n/a	(217)	—	(217)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	—	(3)
Credit default contracts
Credit default swaps - buying protection	Other liabilities & accrued expenses	550	n/a	(29)	4	(33)
Credit default swaps - selling protection	Other liabilities & accrued expenses	1,070	n/a	(60)	6	(66)
Total		$19,216	19,946	$(593)	$111	$(704)

Total derivative liabilities		$22,708	19,946	$(566)	$389	$(955)

Total derivatives		$25,017	40,302	$79

(1)

Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Financial Position.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Effective portion
(Loss) gain recognized in OCI on derivatives during the period	$(19)	$(12)	$9	$(36)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(12)	(20)	(12)	(20)
Gain reclassified from AOCI into income (net investment income)	—	—	1	1
(Loss) gain reclassified from AOCI into income (realized capital gains and losses)	—	(2)	2	(1)
Ineffective portion and amount excluded from effectiveness
Gain recognized in income on derivatives (realized capital gains and losses)	—	—	—	—

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

	Three months ended September 30, 2010
($ in millions)	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(57)	$2	$—	$9	$(46)
Foreign currency and interest rate contracts	—	—	—	25	25
Subtotal	(57)	2	—	34	(21)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(65)	—	—	(65)
Equity and index contracts	—	—	—	70	70
Embedded derivative financial instruments	—	29	(22)	(39)	(32)
Credit default contracts	—	10	—	—	10
Other contracts	—	—	—	1	1
Subtotal	—	(26)	(22)	32	(16)
Total	$(57)	$(24)	$(22)	$66	$(37)

	Nine months ended September 30, 2010
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(170)	$4	$—	$21	$(145)
Foreign currency and interest rate contracts	—	(1)	—	(15)	(16)
Subtotal	(170)	3	—	6	(161)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(212)	—	—	(212)
Equity and index contracts	—	—	—	34	34
Embedded derivative financial instruments	—	(27)	(30)	71	14
Foreign currency contracts	—	4	—	—	4
Credit default contracts	—	(6)	—	—	(6)
Other contracts	—	—	—	3	3
Subtotal	—	(241)	(30)	108	(163)
Total	$(170)	$(238)	$(30)	$114	$(324)

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended September 30, 2009
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(55)	$—	$—	$—	$(55)
Foreign currency and interest rate contracts	—	(3)	—	12	9
Subtotal	(55)	(3)	—	12	(46)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	(109)	—	—	(109)
Equity and index contracts	—	—	—	68	68
Embedded derivative financial instruments	—	54	36	(100)	(10)
Foreign currency contracts	—	1	—	—	1
Credit default contracts	—	3	—	—	3
Other contracts	—	—	—	2	2
Subtotal	—	(51)	36	(30)	(45)
Total	$(55)	$(54)	$36	$(18)	$(91)

	Nine months ended September 30, 2009
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$23	$10	$—	$(13)	$20
Foreign currency and interest rate contracts	—	(6)	—	72	66
Subtotal	23	4	—	59	86

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	165	—	—	165
Equity and index contracts	—	—	—	77	77
Embedded derivative financial instruments	—	56	146	(185)	17
Foreign currency contracts	—	1	—	—	1
Credit default contracts	—	9	—	—	9
Other contracts	—	—	—	1	1
Subtotal	—	231	146	(107)	270
Total	$23	$235	$146	$(48)	$356

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended September 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$6	$18	$(24)	$—
Net investment income	(32)	—	—	32
Realized capital gains and losses	2	—	—	—
Total	$(24)	$18	$(24)	$32

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$14	$(39)	$25	$—
Net investment income	(88)	—	—	88
Realized capital gains and losses	4	(1)	—	—
Total	$(70)	$(40)	$25	$88

	Three months ended September 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$—	$1	$(1)	$—
Net investment income	(21)	—	—	21
Realized capital gains and losses	—	(3)	—	—
Total	$(21)	$(2)	$(1)	$21

	Nine months ended September 30, 2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$45	$(19)	$—
Net investment income	124	—	—	(124)
Realized capital gains and losses	10	(6)	—	—
Total	$108	$39	$(19)	$(124)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2010, counterparties pledged $4 million in cash and $13 million in securities to the Company, and the Company pledged $287 million in securities to counterparties which includes $200 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $87 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, free-standing credit default swap, forward and certain option agreements (including swaptions).

($ in millions)	September 30, 2010				December 31, 2009
Rating (1)	Number of counter- parties	Notional amount	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$672	$23	$11	—	$—	$—	$—
A+	1	113	3	—	3	6,666	151	18
A	2	817	5	5	2	1,041	48	17
A-	1	89	34	34	1	145	23	23
Total	5	$1,691	$65	$50	6	$7,852	$222	$58

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

($ in millions)	September 30, 2010	December 31, 2009
Gross liability fair value of contracts containing credit-risk-contingent features	$445	$386
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(235)	(233)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(200)	(122)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$10	$31

Credit derivatives - selling protection

Free-standing credit default swaps (“CDS”) are utilized for selling credit protection against a specified credit event.  A credit default swap is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly referred to as the “reference entity” or a portfolio of “reference entities”), in return for a periodic premium.  In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative.  CDS typically have a five-year term.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of September 30, 2010:

	Notional amount
($ in millions)	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$40	$65	$30	$15	$150	$(3)
High yield debt	—	—	—	4	4	—
Municipal	25	—	—	—	25	(6)
Subtotal	65	65	30	19	179	(9)
Baskets
Tranche
Investment grade corporate debt	—	—	—	65	65	(22)
First-to-default
Municipal	—	100	—	—	100	(36)
Subtotal	—	100	—	65	165	(58)
Total	$65	$165	$30	$84	$344	$(67)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2009:

	Notional amount
($ in millions)	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$65	$41	$15	$171	$(5)
High yield debt	—	—	—	8	8	—
Municipal	25	—	—	—	25	(4)
Subtotal	75	65	41	23	204	(9)
Baskets
Tranche
Investment grade corporate debt	—	—	—	65	65	(27)
First-to-default
Investment grade corporate debt	—	45	15	—	60	—
Municipal	20	135	—	—	155	(28)
Subtotal	20	180	15	65	280	(55)
Index
Investment grade corporate debt	14	159	408	19	600	4
Total	$109	$404	$464	$107	$1,084	$(60)

In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default (“FTD”) structure or a specific tranche of a basket, or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement.  With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the reference entity’s public fixed maturity cash instruments and swap rates at the time the agreement is executed.  With a FTD basket or a tranche of a basket, because of the additional credit risk inherent in a basket of named reference entities, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names.  CDX index is utilized to take a position on multiple

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(generally 125) reference entities.  Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference entities.  If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement.  In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset.  When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at the time of settlement.  When a credit event occurs in a tranche of a basket, there is no immediate impact to the Company until cumulative losses in the basket exceed the contractual subordination.  To date, realized losses have not exceeded the subordination.  For CDX index, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration.  The maximum payout on a CDS is the contract notional amount.  A physical settlement may afford the Company with recovery rights as the new owner of the asset.

The Company monitors risk associated with credit derivatives through individual name credit limits at both a credit derivative and a combined cash instrument/credit derivative level.  The ratings of individual names for which protection has been sold are also monitored.

In addition to the CDS described above, the Company’s synthetic collateralized debt obligations contain embedded credit default swaps which sell protection on a basket of reference entities.  The synthetic collateralized debt obligations are fully funded; therefore, the Company is not obligated to contribute additional funds when credit events occur related to the reference entities named in the embedded credit default swaps.  The Company’s maximum amount at risk equals the amount of its aggregate initial investment in the synthetic collateralized debt obligations.

7.            Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Direct	$554	$542	$1,671	$1,642
Assumed
Affiliate	27	26	80	76
Non-affiliate	5	5	16	16
Ceded—non-affiliate	(186)	(198)	(566)	(588)

Premiums and contract charges, net of reinsurance	$400	$375	$1,201	$1,146

The effects of reinsurance on contract benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Direct	$602	$296	$1,660	$1,535
Assumed
Affiliate	18	16	53	49
Non-affiliate	6	4	18	18
Ceded—non-affiliate (1)	(261)	11	(596)	(584)

Contract benefits, net of reinsurance	$365	$327	$1,135	$1,018

(1)          The three months ended September 30, 2009 include a $166 million decrease in the reinsurance recoverable related to the ceded variable annuity contract guarantees as a result of improved equity market conditions during 2009.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of reinsurance on interest credited to contractholder funds are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Direct	$438	$488	$1,333	$1,605
Assumed
Affiliate	3	3	8	8
Non-affiliate	2	3	9	9
Ceded—non-affiliate	(8)	(9)	(24)	(24)

Interest credited to contractholder funds, net of reinsurance	$435	$485	$1,326	$1,598

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

The New York Liquidation Bureau (the “Bureau”) has publicly reported that Executive Life Insurance Company of New York (“Executive Life”) is currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan. However, Executive Life does not have a liquidity problem at this time, and an order of liquidation has not been sought by the Bureau.  The current publicly available estimated shortfall from the Bureau is $1.27 billion.  If Executive Life were to be declared insolvent in the future, the Company may have exposure to future guaranty fund assessments.  The Company’s exposure will ultimately depend on the level of guaranty fund system participation.  New York law currently contains an aggregate limit on guaranty funds under the Life Insurance Corporation of New York of $500 million, of which approximately $40 million has been used.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future premium taxes.  The Company’s average market share for New York, based on assessable premiums, was approximately 3.1% in 2009.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $111 million at September 30, 2010.  The obligations associated with these fixed income securities expire at various dates on or before July 26, 2016.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2010.

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

As background to the “Proceedings” subsection below, please note the following:

•      These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard, or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation, or otherwise; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

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

•      In the lawsuits, plaintiffs seek a variety of remedies which may include equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought may include punitive or treble damages.  Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings.  When specific monetary demands are made, they are often set just below a state court jurisdictional limit in order to seek the maximum amount available in state court, regardless of the specifics of the case, while still avoiding the risk of removal to federal court.  In the Company’s experience, monetary demands in pleadings bear little relation to the ultimate loss, if any, to the Company.

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

Other Matters

Various other legal, governmental, and regulatory actions, including state market conduct exams, and other governmental and regulatory inquiries are pending from time to time that involve the Company and specific aspects of its conduct of business.  Like other members of the insurance industry, the Company is the target of a number of class action lawsuits and other types of proceedings, some of which involve claims for substantial or indeterminate amounts.  These actions are based on a variety of issues and target a range of the Company’s practices.  The outcome of these disputes is currently unpredictable.

One or more of these matters could have an adverse effect on the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection, in excess of amounts currently reserved, if any, as they are resolved over time, is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

9.            Income Taxes

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the nine months ended September 30 is as follows:

($ in millions)	2010		2009
Statutory federal income tax rate - benefit	$(52)	(35.0)%	$(143)	(35.0)%
Dividends received deduction	(8)	(5.3)	(8)	(2.0)
Other	(4)	(2.7)	(2)	(0.5)
Valuation allowance	—	—	137	33.5
Effective income tax rate - benefit	$(64)	(43.0)%	$(16)	(4.0)%

Income tax expense for the nine months ended September 30, 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.       Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

	Three months ended September 30,
	2010			2009
($ in millions)	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$651	$(227)	$424	$1,526	$(534)	$992
Less: reclassification adjustment of realized capital gains and losses	(13)	5	(8)	(102)	36	(66)
Unrealized net capital gains and losses	664	(232)	432	1,628	(570)	1,058
Other comprehensive income	$664	$(232)	432	$1,628	$(570)	1,058
Net income (loss)			60			(57)
Comprehensive income			$492			$1,001

	Nine months ended September 30,
	2010			2009
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$1,866	$(653)	$1,213	$3,794	$(1,325)	$2,469
Less: reclassification adjustment of realized capital gains and losses	(290)	102	(188)	(249)	87	(162)
Unrealized net capital gains and losses	2,156	(755)	1,401	4,043	(1,412)	2,631
Other comprehensive income	$2,156	$(755)	1,401	$4,043	$(1,412)	2,631
Net loss			(85)			(393)
Comprehensive income			$1,316			$2,238

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of September 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

November 3, 2010

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

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

OPERATIONS HIGHLIGHTS

•                  Net income of $60 million and net loss of $85 million in the third quarter and first nine months of 2010, respectively, compared to net losses of $57 million and $393 million in the third quarter and first nine months of 2009, respectively.

•                  Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, increased 4.9% or $17 million and 5.5% or $57 million in the third quarter and first nine months of 2010, respectively, compared to the same periods in 2009.

•                  Net realized capital losses totaled $37 million and $550 million in the third quarter and first nine months of 2010, respectively, compared to $232 million and $148 million in the third quarter and first nine months of 2009, respectively.

•                  Investments as of September 30, 2010 totaled $60.75 billion, reflecting an increase in carrying value of $530 million from $60.22 billion as of December 31, 2009.  Net investment income decreased 5.4% to $683 million in the third quarter and 7.5% to $2.09 billion in the first nine months of 2010 from $722 million and $2.26 billion in the third quarter and first nine months of 2009, respectively.

•                  Contractholder funds as of September 30, 2010 totaled $47.18 billion, reflecting a decrease of $3.67 billion from $50.85 billion as of December 31, 2009.

OPERATIONS

Summary analysis  Summarized financial data is presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Revenues
Premiums	$151	$134	$458	$440
Contract charges	249	241	743	706
Net investment income	683	722	2,090	2,260
Realized capital gains and losses	(37)	(232)	(550)	(148)
Total revenues	1,046	865	2,741	3,258

Costs and expenses
Contract benefits	(365)	(327)	(1,135)	(1,018)
Interest credited to contractholder funds	(435)	(485)	(1,326)	(1,598)
Amortization of DAC	(69)	(61)	(150)	(758)
Operating costs and expenses	(85)	(74)	(254)	(244)
Restructuring and related charges	—	(4)	1	(23)
Interest expense	(11)	(11)	(33)	(32)
Total costs and expenses	(965)	(962)	(2,897)	(3,673)

Gain on disposition of operations	4	2	7	6
Income tax (expense) benefit	(25)	38	64	16
Net income (loss)	$60	$(57)	$(85)	$(393)

Investments at September 30			$60,747	$59,926

Net income in the third quarter of 2010 was $60 million compared to a net loss of $57 million in the same period of 2009.  The favorable change of $117 million was primarily due to lower net realized capital losses, lower interest credited to contractholder funds and higher premiums and contract charges, partially offset by lower net investment income and higher contract benefits.

Net loss in the first nine months of 2010 was $85 million compared to $393 million in the first nine months of 2009.  The improvement of $308 million was primarily due to lower amortization of deferred policy acquisition costs (“DAC”), decreased interest credited to contractholder funds and higher premiums and contract charges, partially offset by increased net realized capital losses, lower net investment income and higher contract benefits.  Additionally, the first nine months of 2009 included expenses of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

Analysis of revenues  Total revenues increased 20.9% or $181 million in the third quarter of 2010 compared to the third quarter of 2009 due to lower net realized capital losses and higher premiums and contract charges, partially offset by lower net investment income.  Total revenues decreased 15.9% or $517 million in the first nine months of 2010 compared to the same period in 2009 due to higher net realized capital losses and lower net investment income, partially offset by higher premiums and contract charges.

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

The following table summarizes premiums and contract charges by product.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Premiums
Traditional life insurance	$100	$96	$302	$289
Immediate annuities with life contingencies	26	15	84	83
Accident and health insurance	25	23	72	68
Total premiums	151	134	458	440

Contract charges
Interest-sensitive life insurance	240	229	711	671
Fixed annuities	9	12	32	35
Total contract charges (1)	249	241	743	706

Total premiums and contract charges (2)	$400	$375	$1,201	$1,146

(1)

Total contract charges include contract charges related to the cost of insurance totaling $159 million and $153 million in the third quarter of 2010 and 2009, respectively, and $469 million and $450 million in the first nine months of 2010 and 2009, respectively.

(2)

Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $365 million and $348 million in the third quarter of 2010 and 2009, respectively, and $1.09 billion and $1.03 billion in the first nine months of 2010 and 2009, respectively.

Total premiums increased 12.7% and 4.1% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009 primarily due to higher sales of immediate annuities with life contingencies and lower reinsurance premiums on traditional life insurance resulting from higher retention.

Total contract charges increased 3.3% and 5.2% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009 primarily due to higher cost of insurance and maintenance contract charges on interest-sensitive life insurance products resulting from a shift in the mix of policies in force.

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Contractholder funds, beginning balance	$47,697	$52,298	$50,850	$56,780

Deposits
Fixed annuities	223	342	751	1,612
Interest-sensitive life insurance	345	337	1,087	996
Total deposits	568	679	1,838	2,608

Interest credited	433	486	1,322	1,506

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(3)	(212)	(1,784)	(4,715)
Benefits	(393)	(377)	(1,174)	(1,202)
Surrenders and partial withdrawals	(1,035)	(973)	(3,138)	(2,812)
Contract charges	(231)	(218)	(685)	(637)
Net transfers from separate accounts	3	2	8	8
Fair value hedge adjustments for institutional products	24	1	(173)	31
Other adjustments (1)	114	(61)	113	58
Total maturities, benefits, withdrawals and other adjustments	(1,521)	(1,838)	(6,833)	9,269
Contractholder funds, ending balance	$47,177	$51,625	$47,177	$51,625

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

Contractholder funds decreased 1.1% and 7.2% in the third quarter and first nine months of 2010, respectively, compared to a decrease of 1.3% and 9.1% in the third quarter and first nine months of 2009, respectively.  Average contractholder funds decreased 8.7% and 9.6% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009.

Contractholder deposits decreased 16.3% and 29.5% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009 primarily due to lower deposits on fixed annuities.  Deposits on fixed annuities decreased 34.8% and 53.4% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009 due to our strategic decision to discontinue distributing fixed annuities through banks and broker-dealers and our goal to reduce our concentration in spread based products and improve returns on new business.

Maturities and retirements of institutional products decreased 98.6% to $3 million in the third quarter of 2010 and 62.2% to $1.78 billion in the first nine months of 2010 from $212 million and $4.72 billion in the third quarter and first nine months of 2009, respectively.  The third quarter and first nine months of 2009 included the retirement of $9 million and $1.45 billion, respectively, of extendible institutional market obligations, all of which were retired during 2009.  In addition, the first nine months of 2009 included the redemption of $1.39 billion of institutional product liabilities in conjunction with cash tender offers.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 6.4% to $1.04 billion in the third quarter of 2010 and 11.6% to $3.14 billion in the first nine months of 2010 from $973 million and $2.81 billion in the third quarter and first nine months of 2009, respectively.  The increases in both the third quarter and first nine months of 2010 were primarily due to higher surrenders and partial withdrawals on fixed annuities.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 10.2% in the first nine months of 2010 compared to 8.9% in the first nine months of 2009.

Analysis of costs and expenses  Total costs and expenses increased 0.3% or $3 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to higher contract benefits and operating costs and expenses, partially offset by lower interest credited to contractholder funds.  Total costs and expenses decreased 21.1% or $776 million in the first nine months of 2010 compared to the same period in 2009 primarily due to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher contract benefits.

Contract benefits increased 11.6% or $38 million in the third quarter of 2010 and 11.5% or $117 million in the first nine months of 2010 compared to the same periods of 2009.  In the third quarter of 2010, higher contract benefits were primarily due to favorable mortality experience on immediate annuities in the third quarter of 2009.

The increase in contract benefits in the first nine months of 2010 primarily reflects higher contract benefits on interest-sensitive life insurance due to the re-estimation of reserves for certain secondary guarantees on universal life insurance policies and unfavorable mortality experience, partially offset by lower contract benefits on immediate annuities with life contingencies due to the re-estimation of reserves for benefits payable to certain annuitants to reflect current contractholder information.

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

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $134 million and $412 million in the third quarter and first nine months of 2010, respectively, compared to $138 million and $417 million in the third quarter and first nine months of 2009, respectively.

The benefit spread by product group is disclosed in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Life insurance	$88	$92	$192	$286
Accident and health insurance	8	7	23	21
Annuities	(17)	(1)	(11)	(18)
Total benefit spread	$79	$98	$204	$289

Benefit spread decreased 19.4% or $19 million in the third quarter of 2010 and 29.4% or $85 million in the first nine months of 2010 compared to the same periods of 2009.  The decrease in the third quarter of 2010 was primarily due to favorable mortality experience on annuities in the third quarter of 2009.  The decrease in the first nine months of 2010 was primarily due to re-estimations of reserves that increased contract benefits for interest-sensitive life insurance and decreased contract benefits for immediate annuities and unfavorable mortality experience on interest-sensitive life insurance and immediate annuities with life contingencies.

Interest credited to contractholder funds decreased 10.3% or $50 million in the third quarter of 2010 and 17.0% or $272 million in the first nine months of 2010 compared to the same periods of 2009 primarily due to lower average contractholder funds and management actions to reduce interest crediting rates on deferred fixed annuities.  In addition, the decline in the first nine months of 2010 also reflects lower amortization of deferred sales inducement costs (“DSI”).

Amortization of DSI in the third quarter and first nine months of 2010 was $3 million and $14 million, respectively, compared to $4 million and $114 million in the third quarter and first nine months of 2009, respectively.  The decline in amortization of DSI in the first nine months of 2010 was primarily due to a $44 million decrease in amortization relating to realized capital gains and losses and a $38 million reduction in amortization acceleration for changes in assumptions.

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

The investment spread by product group is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Annuities and institutional products	$44	$44	$148	$81
Life insurance	12	(1)	26	1
Accident and health insurance	2	2	6	6
Net investment income on investments supporting capital	56	54	172	157
Total investment spread	$114	$99	$352	$245

Investment spread increased 15.2% or $15 million in the third quarter of 2010 and 43.7% or $107 million in the first nine months of 2010 compared to the same periods of 2009 as lower net investment income was more than offset by decreased interest credited to contractholder funds, which includes lower amortization of DSI.  Excluding amortization of DSI, investment spread increased 13.6% or $14 million in the third quarter of 2010 and 1.9% or $7 million in the first nine months of 2010 compared to the same periods in 2009.

To further analyze investment spreads, the following tables summarize the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2010	2009	2010	2009	2010	2009
Interest-sensitive life insurance	5.5%	5.4%	4.4%	4.7%	1.1%	0.7%
Deferred fixed annuities and institutional products	4.4	4.3	3.3	3.4	1.1	0.9
Immediate fixed annuities with and without life contingencies	6.3	6.4	6.3	6.4	—	—
Investments supporting capital, traditional life and other products	3.8	3.4	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2010	2009	2010	2009	2010	2009
Interest-sensitive life insurance	5.5%	5.4%	4.5%	4.6%	1.0%	0.8%
Deferred fixed annuities and institutional products	4.4	4.5	3.3	3.4	1.1	1.1
Immediate fixed annuities with and without life contingencies	6.4	6.3	6.4	6.5	—	(0.2)
Investments supporting capital, traditional life and other products	3.8	3.3	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

	September 30,
($ in millions)	2010	2009
Immediate fixed annuities with life contingencies	$8,646	$8,414
Other life contingent contracts and other	4,596	3,795
Reserve for life-contingent contract benefits	$13,242	$12,209

Interest-sensitive life insurance	$9,953	$9,556
Deferred fixed annuities	30,042	32,946
Immediate fixed annuities without life contingencies	3,807	3,853
Institutional products	2,678	4,394
Market value adjustments related to fair value hedges and other	697	876
Contractholder funds	$47,177	$51,625

Amortization of DAC increased 13.1% or $8 million in the third quarter of 2010 and decreased 80.2% or $608 million in the first nine months of 2010 compared to the same periods of 2009.  The components of amortization of DAC are summarized in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(80)	$(89)	$(176)	$(322)
Accretion (amortization) relating to realized capital gains and losses (1)	11	28	13	(158)
Amortization deceleration (acceleration) for changes in assumptions (“DAC unlocking”)	—	—	13	(278)
Total amortization of DAC	$(69)	$(61)	$(150)	$(758)

(1) The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The increase of $8 million in the third quarter of 2010 was primarily due to a decline in accretion relating to realized capital gains and losses.  The decrease of $608 million in the first nine months of 2010 was primarily due to a favorable change in amortization acceleration/deceleration for changes in assumptions, a favorable change in amortization/accretion relating to realized capital gains and losses, a decreased amortization rate on fixed annuities and lower amortization from decreased benefit spread on interest-sensitive life insurance due to the re-estimation of reserves.

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

Operating costs and expenses increased 14.9% and 4.1% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009.  The following table summarizes operating costs and expenses.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Non-deferrable acquisition costs	$22	$19	$64	$63
Other operating costs and expenses	63	55	190	181
Total operating costs and expenses	$85	$74	$254	$244

Restructuring and related charges	$—	$4	$(1)	$23

Non-deferrable acquisition costs increased 15.8% or $3 million and 1.6% or $1 million in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009 primarily due to higher premium taxes.  Other operating costs and expenses increased 14.5% or $8 million and 5.0% or $9 million in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009 due primarily to higher product distribution and marketing costs, and lower reinsurance expense allowances resulting from higher retention.  In the first nine months of 2010, these increased costs were partially offset by our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.  Through reductions in workforce positions combined with other actions completed as of September 30, 2010, we anticipate that we will exceed our targeted annual savings of $90 million beginning in 2011.

Income tax expense of $25 million and benefit of $64 million were recognized for the third quarter and first nine months of 2010, respectively, compared to an income tax benefit of $38 million and $16 million in the third quarter and first nine months of 2009, respectively.  Income tax benefit for the first nine months of 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses.

INVESTMENTS HIGHLIGHTS

•                  Investments as of September 30, 2010 totaled $60.75 billion, an increase of 0.9% from $60.22 billion as of December 31, 2009.

•                Unrealized net capital gains totaled $1.65 billion as of September 30, 2010, improving from unrealized net capital losses of $2.18 billion as of December 31, 2009.

•                  Net investment income was $683 million in the third quarter of 2010, a decrease of 5.4% from $722 million in the third quarter of 2009, and $2.09 billion in the first nine months of 2010, a decrease of 7.5% from $2.26 billion in the first nine months of 2009.

•                  Net realized capital losses were $37 million in the third quarter of 2010 compared to net realized capital losses of $232 million in the third quarter of 2009.  Net realized capital losses were $550 million in the first nine months of 2010 compared to net realized capital losses of $148 million in the first nine months of 2009.

•                  During the first nine months of 2010, our fixed income and mortgage loan portfolio generated $4.70 billion of cash flows from interest and maturities.

INVESTMENTS

We continue to focus our strategic risk mitigation efforts towards managing interest rate, credit and real estate investment risks, while our return optimization efforts focus on investing in new opportunities to generate income and capital appreciation.  As a result, during the first nine months of 2010 we took the following actions:

•                  Reduced our commercial real estate exposure by 17.2% or $2.01 billion of amortized cost primarily through targeted dispositions and principal repayments from borrowers.

•                  Reduced our municipal bond exposure by 12.9% or $720 million of amortized cost primarily through scheduled maturities, prepayments and targeted dispositions.

The composition of the investment portfolio at September 30, 2010 is presented in the table below.

($ in millions)	Investments	Percent to total
Fixed income securities (1)	$49,781	81.9%
Mortgage loans	6,833	11.2
Equity securities (2)	186	0.3
Limited partnership interests (3)	1,127	1.9
Short-term (4)	1,003	1.7
Policy loans	837	1.4
Other	980	1.6
Total	$60,747	100.0%

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $48.15 billion.
(2)	Equity securities are carried at fair value. Cost basis for these securities was $160 million.
(3)	We have commitments to invest in additional limited partnership interests totaling $668 million.
(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $1.00 billion.

Total investments increased to $60.75 billion at September 30, 2010, from $60.22 billion at December 31, 2009, primarily due to higher valuations for fixed income securities, partially offset by net reductions in contractholder obligations of $3.67 billion.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically defined as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation for fixed income securities for the nine months ended September 30, 2010 was mainly due to declining risk-free interest rates, partially offset by widening credit spreads in certain sectors.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value at September 30, 2010	Percent to total investments	Fair value at December 31, 2009	Percent to total investments
U.S. government and agencies	$4,307	7.1%	$3,581	5.9%
Municipal	4,905	8.1	5,109	8.5
Corporate	28,924	47.6	27,539	45.7
Foreign government	2,471	4.1	2,153	3.6
Residential mortgage-backed securities (“RMBS”)	4,689	7.7	4,666	7.8
Commercial mortgage-backed securities (“CMBS”)	1,893	3.1	2,468	4.1
Asset-backed securities (“ABS”)	2,577	4.2	2,127	3.5
Redeemable preferred stock	15	—	15	—
Total fixed income securities	$49,781	81.9%	$47,658	79.1%

At September 30, 2010, 92.7% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of September 30, 2010.

	Aaa		Aa		A
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$4,307	$359	$—	$—	$—	$—

Municipal
Tax exempt	—	—	29	1	1	—
Taxable	186	12	2,476	158	1,150	22
Auction rate securities (“ARS”)	410	(25)	26	(5)	39	(5)

Corporate
Public	705	37	1,656	131	5,354	506
Privately placed	865	64	1,395	93	3,235	249
Hybrid	35	5	44	5	393	(48)

Foreign government	1,619	327	128	10	408	49

RMBS
U.S. government sponsored entities (“U.S. Agency”)	2,413	118	—	—	—	—
Prime residential mortgage-backed securities (“Prime”)	418	3	65	(2)	168	3
Alt-A residential mortgage-backed securities (“Alt-A”)	36	—	50	(6)	103	(6)
Subprime residential mortgage-backed securities (“Subprime”)	51	(2)	245	(88)	55	(16)

CMBS	1,120	31	219	(27)	217	(62)

ABS
Collateralized debt obligations (“CDO”)	12	—	489	(22)	453	(65)
Consumer and other asset-backed securities (“Consumer and other ABS”)	390	11	179	1	198	(2)

Redeemable preferred stock	—	—	1	—	—	—
Total fixed income securities	$12,567	$940	$7,002	$249	$11,774	$625

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$—	$—	$—	$—	$4,307	$359

Municipal
Tax exempt	32	3	—	—	62	4
Taxable	439	(49)	75	(55)	4,326	88
ARS	30	(7)	12	(3)	517	(45)

Corporate
Public	6,949	579	838	17	15,502	1,270
Privately placed	5,861	291	1,022	40	12,378	737
Hybrid	449	(64)	123	10	1,044	(92)

Foreign government	316	29	—	—	2,471	415

RMBS
U.S. Agency	—	—	—	—	2,413	118
Prime	7	—	256	(7)	914	(3)
Alt-A	23	(6)	213	(42)	425	(60)
Subprime	52	(16)	534	(352)	937	(474)

CMBS	217	(182)	120	(142)	1,893	(382)

ABS
CDO	236	(92)	429	(123)	1,619	(302)
Consumer and other ABS	171	(3)	20	(4)	958	3

Redeemable preferred stock	14	—	—	—	15	—
Total fixed income securities	$14,796	$483	$3,642	$(661)	$49,781	$1,636

Municipal Bonds, including tax exempt, taxable and ARS securities, totaled $4.91 billion as of September 30, 2010 with an unrealized net capital gain of $47 million.

As of September 30, 2010, 35.1% or $1.72 billion of our municipal bond portfolio is insured by six bond insurers and 40.5% of these securities have a credit rating of Aaa or Aa.  59.8% of our insured municipal bond portfolio was insured by National Public Finance Guarantee Corporation, Inc., 20.8% by Assured Guaranty Municipal Corporation, 15.2% by Ambac Assurance Corporation and 1.9% by Syncora Holdings.  Given the effects of the economic crisis on bond insurers, the value inherent in this insurance has declined.  We believe the fair value of our insured municipal bond portfolio substantially reflects the decline in the value of the insurance, and further related valuation declines, if any, are not expected to be material.  We expect to receive all of the contractual cash flows because our practice for acquiring and monitoring municipal bonds are predominantly based on the underlying credit quality of the primary obligor.

Corporate bonds, including publicly traded, privately placed and hybrid securities, totaled $28.92 billion as of September 30, 2010 with an unrealized net capital gain of $1.92 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  49.9% of the privately placed corporate securities in our portfolio are rated by an independent rating agency and substantially all are rated by the National Association of Insurance Commissioners.

The following table shows details of our hybrid securities as of September 30, 2010.

	Public		Privately placed		Total
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
United Kingdom (“UK”)	$80	$(1)	$36	$1	$116	$—
Europe (non-UK)	126	6	246	(18)	372	(12)
Asia/Australia	11	(1)	51	(3)	62	(4)
North America	301	(42)	193	(34)	494	(76)
Total	$518	$(38)	$526	$(54)	$1,044	$(92)

Hybrid securities have attributes most similar to those of fixed income securities such as stated interest rates and mandatory redemption dates.  Additionally, some hybrids may have an interest rate step-up feature which is intended to incent the issuer to redeem the security at a specified call date.  While hybrid securities are generally issued by investment grade-rated financial institutions, they have structural features, such as the ability to defer principal and interest payments, which make them more sensitive to credit market deterioration.  $881 million of our hybrid securities with $90 million of unrealized net capital losses are Tier 1 securities, and $163 million with $2 million of unrealized net capital losses are Tier 2 securities.  Tier 1 securities are lower in the capital structure than Tier 2 securities.

RMBS, CMBS and ABS are structured securities that are primarily collateralized by residential and commercial real estate related loans and other consumer related borrowings.  The cash flows from the underlying collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a “class”, qualifies for a specific original rating.  For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving principal repayments on the underlying collateral and retains this priority until the class is paid in full.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings.  The payment priority and class subordination included in these securities serves as credit enhancement for holders of the senior or top portions of the structures.  These securities continue to retain the payment priority features that existed at the origination of the securitization trust.  Other forms of credit enhancement may include structural features embedded in the securitization trust, such as overcollateralization, excess spread and bond insurance.  The underlying collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or may contain features of both fixed and variable rate mortgages.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $4.69 billion, with 78.6% rated investment grade, at September 30, 2010.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with our RMBS portfolio is mitigated due to the fact that 51.5% of the portfolio consists of securities that were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $419 million at September 30, 2010 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to increased risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of real estate valuations, which continue to persist.  The following table shows our RMBS portfolio at September 30, 2010, based upon vintage year of the issuance of the securities.

	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$—	$—	$202	$6	$58	$1	$—	$—	$260	$7
2009	485	11	55	—	9	—	—	—	549	11
2008	327	11	—	—	—	—	—	—	327	11
2007	94	3	147	2	35	(15)	255	(198)	531	(208)
2006	121	6	109	(4)	102	(14)	214	(114)	546	(126)
2005	347	16	138	(9)	96	(9)	271	(103)	852	(105)
Pre-2005	1,039	71	263	2	125	(23)	197	(59)	1,624	(9)
Total	$2,413	$118	$914	$(3)	$425	$(60)	$937	$(474)	$4,689	$(419)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of September 30, 2010, $756 million of the Prime were fixed rate and $158 million were variable rate.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  As of September 30, 2010, $348 million of the Alt-A were fixed rate and $77 million were variable rate.

Subprime includes securities that are collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $746 million and $190 million of first lien and second lien securities, respectively.  Subprime included $460 million of fixed rate and $477 million of variable rate securities.

CMBS totaled $1.89 billion, with 93.7% rated investment grade, at September 30, 2010.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 95.9% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio at September 30, 2010 based upon vintage year.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$277	$(43)
2006	557	(280)
2005	294	(60)
Pre-2005	765	1
Total CMBS	$1,893	$(382)

The unrealized net capital loss of $382 million at September 30, 2010 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, largely due to the macroeconomic conditions and credit market deterioration, including the impact of declining real estate valuations, which continue to persist.  While CMBS spreads tightened during 2009 and 2010, credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year CMBS.

ABS, including CDO and Consumer and other ABS, totaled $2.58 billion, with 82.6% rated investment grade, at September 30, 2010.  Credit risk is managed by monitoring the performance of the underlying collateral.  In addition, many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $299 million at September 30, 2010 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.62 billion, with 73.5% rated investment grade, at September 30, 2010.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.28 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $151 million.  The remaining $337 million of securities consisted of synthetic CDO, trust preferred CDO, market value CDO, project finance CDO, collateralized bond obligations and other CLO with unrealized losses of $151 million.

Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans.  The underlying collateral is actively managed by external managers that monitor the collateral’s performance and is well diversified across industries and among issuers.  A transaction will typically issue notes with various capital structure classes (i.e. Aaa, Aa, A, etc.) as well as equity-like tranches.  In general, these securities are structured with overcollateralization ratios and performance is impacted primarily by defaults and recoveries of the underlying collateral within the structures, which reduce overcollateralization ratios over time.  A violation of the senior overcollateralization test could result in an event of default of the structure.

Consumer and other ABS totaled $958 million, with 97.9% rated investment grade, at September 30, 2010.  Consumer and other ABS consists of $552 million of auto and $406 million of other ABS securities with unrealized gains of $6 million and unrealized losses of $3 million, respectively.

Mortgage loans  Our mortgage loan portfolio totaled $6.83 billion at September 30, 2010, compared to $7.78 billion at December 31, 2009, and primarily comprise loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  Our exposure to any metropolitan area is highly diversified, with the largest exposure not exceeding 10.2% of the portfolio.  The portfolio is also diversified across several property types, with the largest concentrations of 33.5% in office buildings and 26.4% in retail property.  Debt service coverage ratios represent the amount of cash flows from the property available to the borrower to meet principal and interest payment obligations.  For fixed rate mortgage loans, which comprise 90.7% and 89.9% of the total portfolio at September 30, 2010 and December 31, 2009, respectively, the average debt service coverage ratios as of September 30, 2010 and December 31, 2009 were 1.6 and 1.7, respectively.  Mortgage loans with debt service coverage ratios below 1.0 generally have a higher level of risk.  5.7% and 5.8% of the mortgage loan portfolio had a debt service coverage ratio under 1.0 as of September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010, 28.8% or $112 million of these mortgage loans are impaired and have valuation allowances totaling $50 million compared to 18.7% or $85 million which had valuation allowances totaling $26 million as of December 31, 2009.  Mortgage loans with debt service coverage below 1.0 which are not impaired primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in occupancy is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees.

In the first nine months of 2010, $793 million of mortgage loans were contractually due.  Of these, 40% were paid as due, 14% were extended, 43% were refinanced for an average of six years at market rates using our standard underwriting criteria and 3% were real estate acquired through foreclosure or deed in lieu of mortgage loans.  In addition, $387 million of mortgage loans that were not contractually due in the first nine months of 2010 were paid in full.

The net carrying value of impaired mortgage loans at September 30, 2010 and December 31, 2009 was $229 million and $377 million, respectively.  Total valuation allowances of $75 million were held on impaired mortgage loans at September 30, 2010, compared to $94 million at December 31, 2009.  We recognized $3 million and $44 million of realized capital losses related to net increases in the valuation allowances on impaired mortgage loans for the three months and nine months ended September 30, 2010, respectively.  The net increases in both periods were primarily due to deteriorating debt service coverage resulting from a decrease in occupancy and the risk associated with refinancing near-term maturities due to declining underlying collateral valuations.  Realized capital losses recognized on mortgage loans held for sale totaled $6 million for the nine months ended September 30, 2010.  There were no realized capital losses recognized on mortgage loans held for sale for the three months ended September 30, 2010.

In total, we have seven mortgage loans totaling $64 million in the process of foreclosure, reflecting an increase from five mortgage loans totaling $49 million as of December 31, 2009.  Real estate acquired through foreclosure or deed in lieu of mortgage loans during the first nine months of 2010 totaled $82 million and is included in other investments on the Condensed Consolidated Statement of Financial Position.  We recognized $2 million of realized capital losses for both the three months and nine months ended September 30, 2010 related to sales of real estate assets with an active plan to sell.  There were no impairment write-downs recognized on real estate for either the three or nine month periods ended September 30, 2010.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and hedge funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of September 30, 2010.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Total
Cost method of accounting (“Cost”)	$496	$124	$—	$620
Equity method of accounting (“EMA”)	342	157	8	507
Total	$838	$281	$8	$1,127

Number of sponsors	74	32	1
Number of individual funds	111	59	2
Largest exposure to single fund	$23	$17	$7

Our aggregate limited partnership exposure represented 1.9% and 1.7% of total invested assets as of September 30, 2010 and December 31, 2009, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification.

	Three months ended September 30,
	2010				2009
($ in millions)	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$3	$1	$4	$—	$2	$5	$7	$(2)
Real estate funds	—	(4)	(4)	(4)	—	(12)	(12)	(25)
Hedge funds	—	—	—	—	—	1	1	—
Total	$3	$(3)	$—	$(4)	$2	$(6)	$(4)	$(27)

	Nine months ended September 30,
	2010				2009
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$10	$20	$30	$(2)	$6	$(40)	$(34)	$(43)
Real estate funds	—	(25)	(25)	(18)	—	(78)	(78)	(99)
Hedge funds	—	6	6	—	—	2	2	—
Total	$10	$1	$11	$(20)	$6	$(116)	$(110)	$(142)

(1)   Impairment write-downs related to Cost limited partnerships were $4 million and $19 million in the three months and nine months ended September 30, 2010, respectively, compared to $27 million and $137 million in the three months and nine months ended September 30, 2009, respectively.  There were no impairment write-downs related to EMA limited partnerships in both the three months ended September 30, 2010 and 2009.  Impairment write-downs related to EMA limited partnerships were $1 million in the nine months ended September 30, 2010 compared to $5 million in the nine months ended September 30, 2009.

Limited partnership interests, excluding impairment write-downs, produced no income or loss in the third quarter of 2010 and income of $11 million in the nine months ended September 30, 2010 compared to losses of $4 million and $110 million in the three months and nine months ended September 30, 2009, respectively.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds and real estate funds are generally on a three-month delay.  Income on Cost limited partnerships is recognized only upon cash distributions by the partnership.

Unrealized net capital gains totaled $1.65 billion as of September 30, 2010 compared to unrealized net capital losses of $2.18 billion as of December 31, 2009.  The improvement since December 31, 2009 for fixed income securities was primarily a result of declining risk-free interest rates, partially offset by widening credit spreads in certain sectors.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in millions)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
U.S. government and agencies	$359	$334	$157	$155
Municipal	47	(126)	(347)	(469)
Corporate	1,915	1,184	728	225
Foreign government	415	320	263	247
RMBS	(419)	(580)	(770)	(930)
CMBS	(382)	(553)	(766)	(922)
ABS	(299)	(408)	(398)	(489)
Redeemable preferred stock	—	—	—	(1)
Fixed income securities (1)	1,636	171	(1,133)	(2,184)
Equity securities	26	11	44	24
Short-term investments	—	—	—	—
Derivatives	(12)	7	(13)	(18)
Unrealized net capital gains and losses, pre-tax	1,650	189	(1,102)	(2,178)
Amounts recognized for:
Insurance reserves (2)	(608)	(292)	—	—
DAC and DSI (3)	(45)	406	727	990
Amounts recognized	(653)	114	727	990
Deferred income taxes	(354)	(111)	126	411
Unrealized net capital gains and losses, after-tax	$643	$192	$(249)	$(777)

(1)     Unrealized net capital gains and losses for fixed income securities as of September 30, 2010, June 30, 2010, March 31, 2010 and December 31, 2009 comprise $(163) million, $(319) million, $(376) million and $(422) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $1.80 billion, $490 million, $(757) million and $(1.76) billion, respectively, related to other unrealized net capital gains and losses.

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

(3)     The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.  Only the unrealized net capital gains and losses on the fixed annuity and interest-sensitive life product portfolios are used in this calculation.  The reduction in unrealized net capital losses in the first, second and third quarter of 2010 for these product portfolios was less than the reduction in unrealized net capital losses for the total portfolio.  The DAC and DSI adjustment balance, subject to limitations, is determined by applying the DAC and DSI amortization rate to unrealized net capital gains or losses.  Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.

The unrealized net capital gains for the fixed income portfolio totaled $1.64 billion and comprised $3.50 billion of gross unrealized gains and $1.86 billion of gross unrealized losses at September 30, 2010.  This is compared to unrealized net capital losses for the fixed income portfolio totaling $2.18 billion, comprised of $1.65 billion of gross unrealized gains and $3.83 billion of gross unrealized losses at December 31, 2009.

Gross unrealized gains and losses as of September 30, 2010 on fixed income securities by type and sector are provided in the table below.

	Par	Amortized	Gross unrealized		Fair	Amortized cost as a percent of	Fair value as a percent of
($ in millions)	value (1)	cost	Gains	Losses	value	par value (2)	par value (2)
Corporate:
Banking	$3,178	$3,073	$143	$(122)	$3,094	96.7%	97.4%
Consumer goods (cyclical and non-cyclical)	4,511	4,555	369	(28)	4,896	101.0	108.5
Financial services	2,512	2,494	152	(27)	2,619	99.3	104.3
Utilities	5,447	5,460	570	(24)	6,006	100.2	110.3
Transportation	1,485	1,501	131	(21)	1,611	101.1	108.5
Capital goods	2,954	2,953	286	(18)	3,221	100.0	109.0
Technology	993	1,008	73	(6)	1,075	101.5	108.3
Basic industry	1,301	1,316	101	(6)	1,411	101.2	108.5
Energy	1,767	1,786	156	(4)	1,938	101.1	109.7
Communications	1,618	1,618	124	(4)	1,738	100.0	107.4
FDIC guaranteed	115	115	1	—	116	100.0	100.9
Other	1,252	1,130	80	(11)	1,199	90.3	95.8
Total corporate fixed income portfolio	27,133	27,009	2,186	(271)	28,924	99.5	106.6

U.S. government and agencies	4,562	3,948	359	—	4,307	86.5	94.4
Municipal	7,920	4,858	259	(212)	4,905	61.3	61.9
Foreign government	2,529	2,056	415	—	2,471	81.3	97.7
RMBS	5,520	5,108	151	(570)	4,689	92.5	84.9
CMBS	2,325	2,275	56	(438)	1,893	97.8	81.4
ABS	3,280	2,876	72	(371)	2,577	87.7	78.6
Redeemable preferred stock	14	15	—	—	15	107.1	107.1
Total fixed income securities	$53,283	$48,145	$3,498	$(1,862)	$49,781	90.4	93.4

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $712 million, $4.07 billion, $1.33 billion and $1.67 billion, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.2% for corporates, 99.0% for municipals, 104.4% for foreign governments and 103.8% for U.S. government and agencies.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 107.2% for corporates, 102.3% for municipals, 116.1% for foreign governments and 107.3% for U.S. government and agencies.

The banking, consumer goods, financial services, utilities and transportation sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at September 30, 2010.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $26 million and comprised $30 million of gross unrealized gains and $4 million of gross unrealized losses at September 30, 2010.  This is compared to an unrealized net capital gain for the equity portfolio totaling $24 million, comprised of $31 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2009.  Within the equity portfolio, the losses were primarily concentrated in the banking sector.  The unrealized losses in this sector were company and sector specific.  As of September 30, 2010, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) and cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at September 30, 2010 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

The extent and duration of a decline in fair value have become less indicative of actual credit deterioration with respect to an issue or issuer.  While we continue to use declines in fair value and the length of time a security is in an unrealized loss position as indicators of potential credit deterioration, our determination of whether a security’s decline in fair value is other than temporary has placed greater emphasis on our analysis of the underlying credit and collateral and related estimates of future cash flows.

The following table summarizes the fair values and gross unrealized losses of fixed income securities by type and investment grade classification as of September 30, 2010.

	Investment grade		Below investment grade		Total
($ in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$32	$—	$—	$—	$32	$—
Municipal	1,220	(154)	78	(58)	1,298	(212)
Corporate	2,606	(223)	612	(48)	3,218	(271)
Foreign government	11	—	—	—	11	—
RMBS	729	(150)	732	(420)	1,461	(570)
CMBS	920	(295)	111	(143)	1,031	(438)
ABS	1,135	(207)	370	(164)	1,505	(371)
Total	$6,653	$(1,029)	$1,903	$(833)	$8,556	$(1,862)

We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from larger risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of declining residential and commercial real estate valuations, which continue to persist.  Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a relatively low risk of default.  Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher risk of default.

As of September 30, 2010, our below investment grade gross unrealized losses were primarily concentrated in RMBS, specifically Alt-A and Subprime, CMBS and ABS, specifically cash flow CLO.  The fair value of these securities totaled $957 million, an increase of 19.8%, compared to $799 million as of December 31, 2009.  Gross unrealized losses on these securities totaled $625 million as of September 30, 2010, a decrease of 23.7%, compared to $819 million as of December 31, 2009.

Fair values for our structured securities are obtained from third-party valuation service providers and are subject to review as disclosed in our Application of Critical Accounting Estimates.  In accordance with accounting principles generally accepted in the United States of America (“GAAP”), when fair value is less than the amortized cost of a security and we have not made the decision to sell the security and it is not more likely than not we will be required to sell the security before recovery of its amortized cost basis, we evaluate if we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.  We calculate the estimated recovery value by discounting our best estimate of future cash flows at the security’s original or current effective rate, as appropriate, and compare this to the amortized cost of the security.  If we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors (“non-credit-related”) recognized in other comprehensive income (“OCI”).

The non-credit-related unrealized losses for our structured securities, including our below investment grade Alt-A, Subprime, CMBS and cash flow CLO, are heavily influenced by risk factors other than those related to our best estimate of future cash flows.  The difference between these securities’ original or current effective rates and the yields implied by their fair value indicates that a larger risk premium is included in the valuation of these securities than existed at initial issue or purchase.  This risk premium represents the return that a market participant requires as compensation to assume the risk associated with the uncertainties regarding the future performance of the underlying commercial and residential real estate collateral.  The risk premium is comprised of: default risk, which reflects the probability of default and the uncertainty related to collection of contractual principal and interest; liquidity risk, which reflects the risk associated with exiting the investment in an illiquid market, both in terms of timeliness and cost; and volatility risk, which reflects the potential valuation volatility during an investor’s holding period.  Other factors reflected in the risk premium include the costs associated with underwriting, monitoring and holding these types of complex securities.  Certain aspects of the default risk are included in the development of our best estimate of future cash flows, as appropriate.  Other aspects of the risk premium are considered to be temporary in nature and are expected to reverse over the remaining lives of the securities as future cash flows are received.

Other-than-temporary impairment assessment for below investment grade Alt-A and Subprime RMBS

Gross unrealized losses for our below investment grade Alt-A and Subprime portfolios totaled $47 million and $356 million, respectively, while gross unrealized gains for these portfolios totaled $6 million and $4 million, respectively, as of September 30, 2010.  For our below investment grade Alt-A and Subprime securities with gross unrealized gains, we have recognized cumulative write-downs in earnings totaling $7 million and $89 million, respectively, as of September 30, 2010.  Gross unrealized losses for our below investment grade Alt-A and Subprime portfolios as of December 31, 2009 totaled $84 million and $514 million, respectively.

The credit loss evaluation for Alt-A and Subprime securities with gross unrealized losses is performed in two phases.  The first phase estimates the future cash flows of the entire securitization trust from which our security was issued.  A critical part of this estimate involves forecasting default rates and loss severities of the residential mortgage loans that collateralize the securitization trust.  The factors that affect the default rates and loss severities include, but are not limited to, historical collateral performance, collateral type, transaction vintage year, geographic concentrations, borrower credit quality, origination practices of the transaction sponsor, and practices of the mortgage loan servicers.  Current loan-to-value ratios of underlying collateral are not consistently available and accordingly they are not a primary factor in our impairment evaluation.  While our projections are developed internally and customized to our specific holdings, they are informed by and benchmarked against credit opinions obtained from third parties, such as industry analysts, nationally recognized credit rating agencies and an RMBS loss modeling advisory service.  The default rate and loss severity forecasts result in a trust-level projected additional collateral loss estimate.

We then analyze the actual cumulative collateral losses incurred to date by the securitization trust, our projected additional collateral losses expected to be incurred and the position of the class of securities we own in the securitization trust relative to the trust’s other classes to determine whether any of the collateral losses will be applied to our class.  If our class has remaining credit enhancement sufficient to withstand the projected additional collateral losses, no collateral losses will be realized by our class and we expect to collect all contractual principal and interest of the security we own.  Remaining credit enhancement is measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security we own and (ii) the expected impact of other structural features embedded in the securitization trust beneficial to our class, such as overcollateralization and excess spread.

For securities where there is insufficient remaining credit enhancement for the class of securities we own, a recovery value is calculated based on our best estimate of future cash flows specific to that security.  This estimate is based on the contractual principal payments and current interest payments of the securities we own, adjusted for actual cumulative collateral losses incurred to date and the projected additional collateral losses expected to be incurred.  This estimate also takes into consideration additional secondary sources of credit support, such as reliable bond insurance.  For securities without secondary sources of credit support or for which the secondary sources do not fully offset the actual and projected additional collateral losses applied to them, a credit loss is recorded in earnings to the extent amortized cost exceeds recovery value.

98.5% and 1.5% of the fair value of our below investment grade Alt-A securities with gross unrealized losses were issued with Aaa and Aa original ratings and capital structure classifications, respectively.  83.7%, 13.9% and 1.7% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, Alt-A and Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  While the projected cash flow assumptions for our below investment grade Alt-A and Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Alt-A securities with gross unrealized losses, by credit rating.

	September 30, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
($ in millions)	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.4%	0.7%	5.7%	5.4%	0.1%	1.1%	2.4%	1.9%	n/a
Projected additional collateral losses to be incurred (2)	9.9%	22.3%	22.7%	22.4%	4.6%	7.4%	10.3%	9.0%	n/a
Class-level
Average remaining credit enhancement (3)	11.2%	19.0%	5.5%	5.9%	5.3%	24.7%	8.3%	7.8%	n/a
Security-specific
Number of positions	1	1	10	12	2	1	3	6	18
Par value	$4	$3	$165	$172	$16	$1	$52	$69	$241
Amortized cost	$4	$2	$129	$135	$16	$1	$51	$68	$203
Fair value	$1	$1	$97	$99	$13	$1	$43	$57	$156
Gross unrealized losses
Total	$(3)	$(1)	$(32)	$(36)	$(3)	$—	$(8)	$(11)	$(47)
12-24 months (4)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Over 24 months (5)	$(3)	$(1)	$(32)	$(36)	$(3)	$—	$(8)	$(11)	$(47)
Cumulative write-downs recognized (6)	$—	$(1)	$(29)	$(30)	$—	$—	$—	$—	$(30)
Principal payments received during the period (7)	$—	$—	$4	$4	$1	$—	$2	$3	$7

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.2%	1.6%	3.7%	3.4%	0.5%	0.5%	1.2%	0.6%	n/a
Projected additional collateral losses to be incurred (2)	12.1%	11.7%	20.3%	19.2%	3.8%	17.5%	10.9%	5.6%	n/a
Class-level
Average remaining credit enhancement (3)	11.3%	8.9%	7.7%	7.9%	7.4%	19.2%	4.1%	7.1%	n/a
Security-specific
Number of positions	1	2	8	11	4	1	1	6	17
Par value	$4	$19	$151	$174	$71	$3	$18	$92	$266
Amortized cost	$4	$19	$126	$149	$70	$4	$16	$90	$239
Fair value	$1	$13	$82	$96	$45	$1	$13	$59	$155
Gross unrealized losses
Total	$(3)	$(6)	$(44)	$(53)	$(25)	$(3)	$(3)	$(31)	$(84)
12-24 months (4)	$(3)	$(2)	$(16)	$(21)	$(18)	$—	$(3)	$(21)	$(42)
Over 24 months (5)	$—	$(4)	$(28)	$(32)	$(6)	$(3)	$—	$(9)	$(41)
Cumulative write-downs recognized (6)	$—	$(1)	$(19)	$(20)	$—	$—	$—	$—	$(20)
Principal payments received during the period (7)	$—	$3	$6	$9	$3	$—	$2	$5	$14

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  There were no actual cumulative realized principal losses on the below investment grade Alt-A securities we own, as reported by the trust servicers as of September 30, 2010.

(2) Weighted average projected additional collateral losses to be incurred as of period end are based on our projections of future losses to be incurred by the trust, taking into consideration the actual cumulative collateral losses incurred to date, as a percentage of the remaining principal amount of the loans in the trust.  Our projections are developed internally and customized to our specific holdings and are informed by and benchmarked against credit opinions obtained from third parties, such as industry analysts, nationally recognized credit rating agencies and an RMBS loss modeling advisory service.  Projected additional collateral losses to be incurred are compared to average remaining credit enhancement for each security.  For securities where the projected additional collateral losses exceed remaining credit enhancement, a recovery value is calculated to determine whether impairment losses should be recorded in earnings.  The weighting calculation is based on the par value of each security.

(3) Weighted average remaining credit enhancement as of period end is based on structural subordination and the expected impact of other structural features existing in the securitization trust beneficial to our class and reflects our projection of future principal losses that can occur as a percentage of the remaining principal amount of the loans in the trust before the class of the security we own will incur its first dollar of principal loss.  The weighting calculation is based on the par value of each security.

(4) Includes total gross unrealized losses on securities in an unrealized loss position for a period of 12 to 24 consecutive months.

(5) Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of September 30, 2010, $14 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $2 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2009, there were no Alt-A securities with gross unrealized losses greater than or equal to 20% for a period of more than 24 consecutive months.

(6) Includes cumulative write-downs recorded in accordance with GAAP.

(7) Reflects principal payments for the nine months ended September 30, 2010 or the year ended December 31, 2009, respectively.

The above tables include information about below investment grade Alt-A securities with gross unrealized losses as of each period presented.  The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, purchases, principal payments, sales and realized principal losses.

As of September 30, 2010, our below investment grade Alt-A securities with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 1.9%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 25.5% and a projected weighted average loss severity of 39.9%, which resulted in projected additional collateral losses of 9.0%.  As the average remaining credit enhancement for our Ba and B rated Alt-A securities of 5.3% and 24.7%, respectively, exceeds the projected additional collateral losses of 4.6% and 7.4%, respectively, these securities have not been impaired.

For our three Alt-A securities rated Caa or lower, the projected additional collateral losses of 10.3% exceed the average remaining credit enhancement of 8.3%.  This is due to one security with unrealized losses of $2 million which has projected additional collateral losses that exceed its total remaining credit enhancement.  The amortized cost of this security is $15 million, lower than its par value of $16 million.  Despite the excess of the projected additional collateral losses over remaining credit enhancement, our best estimate of future cash flows indicates that trust-level collateral losses impacting the class of security we own will not effect this particular security, given its lower amortized cost.  Our best estimate of future cash flows results in a recovery value of $16 million which exceeds the security’s amortized cost of $15 million.  Accordingly, this security has not been impaired.  For the remaining two securities, the average remaining credit enhancement of 11.0% exceeds the projected additional collateral losses of 10.3%.  Accordingly, these securities have not been impaired.

As of September 30, 2010, our below investment grade Alt-A securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 5.4%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 41.9% and a projected weighted average loss severity of 51.3%, which resulted in projected additional collateral losses of 22.4%.  As the average remaining credit enhancement for these securities of 5.9% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 79.1% and exceeded these securities’ current average amortized cost as a percentage of par of 78.6%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

The following table shows actual trust-level key metrics specific to the trusts from which our below investment grade Alt-A securities with gross unrealized losses were issued, as reported by the trust servicers.

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Trust-level statistics
Delinquency rates	20.7%	19.6%	19.7%	19.1%	18.9%
Actual cumulative collateral losses incurred to date	4.4%	3.5%	3.1%	2.4%	2.1%

We believe the unrealized losses on our Alt-A securities, including those over 24 months, result from the current risk premium on these securities, which should reverse over the securities’ remaining lives.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of September 30, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary in nature.

For our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating, the following tables show trust-level, class level and security-specific detailed information.

	September 30, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
($ in millions)	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	—%	10.3%	15.7%	15.5%	12.5%	11.3%	8.4%	9.4%	n/a
Projected additional collateral losses to be incurred (2)	—%	32.9%	39.3%	39.0%	43.3%	39.4%	33.6%	35.8%	n/a
Class-level
Average remaining credit enhancement (3)	—%	26.2%	24.0%	24.1%	56.5%	57.6%	41.2%	45.6%	n/a
Security-specific
Number of positions	—	3	49	52	11	7	39	57	109
Par value	$—	$27	$562	$589	$55	$42	$247	$344	$933
Amortized cost	$—	$24	$364	$388	$55	$42	$246	$343	$731
Fair value	$—	$16	$203	$219	$41	$28	$146	$215	$434
Gross unrealized losses
Total	$—	$(8)	$(161)	$(169)	$(14)	$(14)	$(100)	$(128)	$(297)
12-24 months (4)	$—	$—	$(7)	$(7)	$—	$—	$—	$—	$(7)
Over 24 months (5)	$—	$(8)	$(153)	$(161)	$(14)	$(14)	$(100)	$(128)	$(289)
Cumulative write-downs recognized (6)	$—	$(3)	$(191)	$(194)	$—	$—	$—	$—	$(194)
Principal payments received during the period (7)	$—	$2	$13	$15	$12	$1	$4	$17	$32

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date(1)	15.0%	15.8%	16.2%	16.1%	6.8%	7.4%	8.5%	7.8%	n/a
Projected additional collateral losses to be incurred (2)	41.2%	35.1%	45.2%	44.3%	35.2%	38.1%	35.7%	35.7%	n/a
Class-level
Average remaining credit enhancement (3)	38.1%	31.5%	36.9%	36.6%	45.1%	46.0%	38.0%	41.1%	n/a
Security-specific
Number of positions	1	3	38	42	12	7	24	43	85
Par value	$30	$35	$464	$529	$103	$21	$169	$293	$822
Amortized cost	$24	$32	$315	$371	$103	$21	$168	$292	$663
Fair value	$10	$15	$109	$134	$62	$10	$74	$146	$280
Gross unrealized losses
Total	$(14)	$(17)	$(206)	$(237)	$(41)	$(11)	$(94)	$(146)	$(383)
12-24 months (4)	$—	$(3)	$(19)	$(22)	$—	$(1)	$—	$(1)	$(23)
Over 24 months (5)	$(14)	$(12)	$(184)	$(210)	$(41)	$(10)	$(94)	$(145)	$(355)
Cumulative write-downs recognized (6)	$(6)	$(4)	$(146)	$(156)	$—	$—	$—	$—	$(156)
Principal payments received during the period (7)	$—	$2	$16	$18	$9	$2	$11	$22	$40

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $10 million as of September 30, 2010.

(2) Weighted average projected additional collateral losses to be incurred as of period end are based on our projections of future losses to be incurred by the trust, taking into consideration the actual cumulative collateral losses incurred to date, as a percentage of the remaining principal amount of the loans in the trust.  Our projections are developed internally and customized to our specific holdings and are informed by and benchmarked against credit opinions obtained from third parties, such as industry analysts, nationally recognized credit rating agencies and an RMBS loss modeling advisory service.  Projected additional collateral losses to be incurred are compared to average remaining credit enhancement for each security.  For securities where the projected additional collateral losses exceed remaining credit enhancement, a recovery value is calculated to determine whether impairment losses should be recorded in earnings.  The weighting calculation is based on the par value of each security.

(3) Weighted average remaining credit enhancement as of period end is based on structural subordination and the expected impact of other structural features existing in the securitization trust beneficial to our class and reflects our projection of future principal losses that can occur as a percentage of the remaining principal amount of the loans in the trust before the class of the security we own will incur its first dollar of principal loss.  The weighting calculation is based on the par value of each security.

(4) Includes total gross unrealized losses on securities in an unrealized loss position for a period of 12 to 24 consecutive months.

(5) Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of September 30, 2010, $137 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $99 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months, and as of December 31, 2009, $63 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $26 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings had been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

(6)  Includes cumulative write-downs recorded in accordance with GAAP.

(7)  Reflects principal payments for the nine months ended September 30, 2010 or the year ended December 31, 2009, respectively.

The above tables include information only about below investment grade Subprime securities with gross unrealized losses that are not reliably insured as of each period presented.  As such, the par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, purchases, principal payments, sales and realized principal losses.

As of September 30, 2010, our Subprime securities that are reliably insured include nine below investment grade Subprime securities with a total fair value of $68 million and aggregate gross unrealized losses of $59 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.

As of September 30, 2010, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 9.4%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 53.7% and a projected weighted average loss severity of 66.1%, which resulted in projected additional collateral losses of 35.8%.  As the average remaining credit enhancement for these securities of 45.6% exceeds the projected additional collateral losses of 35.8%, these securities have not been impaired.

As of September 30, 2010, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 15.5%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 51.9% and a projected weighted average loss severity of 77.6%, which resulted in projected additional collateral losses of 39.0%.  As the average remaining credit enhancement for these securities of 24.1% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 68.7% and exceeded these securities’ current average amortized cost as a percentage of par of 65.9%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

The following table shows actual trust-level key metrics specific to the trusts from which our below investment grade Subprime securities with gross unrealized losses were issued, as reported by the trust servicers.

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Trust-level statistics
Delinquency rates	25.9%	25.8%	28.5%	27.5%	26.6%
Actual cumulative collateral losses incurred to date	15.1%	14.4%	14.4%	13.3%	11.4%

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should reverse over the securities’ remaining lives.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of September 30, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary in nature.

Other-than-temporary impairment assessment for below investment grade CMBS

Gross unrealized losses for our below investment grade CMBS portfolio totaled $143 million, while gross unrealized gains for this portfolio were $1 million as of September 30, 2010.  Gross unrealized losses for our below investment grade CMBS portfolio totaled $122 million as of December 31, 2009.  For our below investment grade CMBS with gross unrealized gains, we have recognized cumulative write-downs in earnings totaling $18 million as of September 30, 2010.

The credit loss evaluation for CMBS securities with gross unrealized losses is performed in two phases.  The first phase estimates the future cash flows of the entire securitization trust from which our security was issued.  A critical part of this estimate involves forecasting the collateral losses of the commercial mortgage loans that collateralize the securitization trust.  Factors affecting these estimates include, but are not limited to, estimates of current and future property prices, current and projected rental incomes, the propensity of the commercial mortgage loans to default under these assumptions and loss severities in cases of default.  Estimates of future property prices and rental incomes consider specific property-type and geographic economic trends such as employment, property vacancy and rental rates, and forecasts of new supply in the commercial real estate markets.  Estimates of default rates and loss severities consider factors such as borrower payment history, the origination practices of the transaction sponsor, overall collateral quality and diversification, transaction vintage year, maturity date, overall transaction structure and other factors that may influence performance.  Realized losses in the CMBS market have historically been low and, we believe, are not predictive of future losses.  Therefore, our projections of collateral performance rely on probability-weighted scenarios informed by credit opinions obtained from third parties, such as nationally recognized credit rating agencies, industry analysts and CMBS loss modeling advisory services.

We then analyze the actual cumulative collateral losses incurred to date by the securitization trust, our projected additional collateral losses expected to be incurred and the position of the class of securities we own in the securitization trust relative to the trust’s other classes to determine whether any of the collateral losses will be applied to our class.  If our class has remaining credit enhancement sufficient to withstand the projected additional collateral losses, no collateral losses will be realized by our class and we expect to collect all contractual principal and interest of the security we own.  Remaining credit enhancement is measured in terms of subordination from other classes of securities in the trust being contractually obligated to absorb losses before the class of security we own.

For securities where there is insufficient remaining credit enhancement for the class of securities we own, a recovery value is calculated based on our best estimate of future cash flows specific to that security.  This estimate is based on the contractual principal payments and current interest payments of the securities we own, adjusted for actual cumulative collateral losses incurred to date and the projected additional collateral losses expected to be incurred.  In instances where the recovery value of the security is less than its amortized cost, a credit loss is recorded in earnings.

40.6%, 51.4% and 5.8% of the fair value of our below investment grade CMBS with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, CMBS with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  Commercial property prices have deteriorated substantially during the last 24 months and property rental incomes are declining as the commercial real estate sector adjusts to lower macroeconomic activity.  In addition, tight credit markets and conservative underwriting standards continue to stress commercial mortgage borrowers’ ability to refinance obligations.  While the projected cash flow assumptions for our below investment grade CMBS securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade CMBS securities with gross unrealized losses, by credit rating.

	September 30, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
($ in millions)	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	—%	—%	5.7%	5.4%	0.7%	1.7%	—%	0.8%	n/a
Projected additional collateral losses to be incurred (2)	4.3%	—%	23.9%	22.9%	5.6%	5.4%	5.9%	5.6%	n/a
Class-level
Average remaining credit enhancement (3)	8.4%	—%	17.0%	16.6%	8.6%	7.8%	6.6%	8.4%	n/a
Security-specific
Number of positions	1	—	6	7	14	3	1	18	25
Par value	$7	$—	$139	$146	$139	$32	$6	$177	$323
Amortized cost	$7	$—	$64	$71	$143	$35	$5	$183	$254
Fair value	$3	$—	$28	$31	$66	$13	$1	$80	$111
Gross unrealized losses
Total	$(4)	$—	$(36)	$(40)	$(77)	$(22)	$(4)	$(103)	$(143)
12-24 months (4)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Over 24 months (5)	$(4)	$—	$(36)	$(40)	$(77)	$(22)	$(4)	$(103)	$(143)
Cumulative write-downs recognized (6)	$(1)	$—	$(80)	$(81)	$—	$—	$—	$—	$(81)
Principal payments received during the period (7)	$—	$—	$3	$3	$1	$—	$—	$1	$4

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	1.4%	0.6%	—%	0.8%	—%	—%	—%	—%	n/a
Projected additional collateral losses to be incurred (2)	20.1%	13.5%	—%	15.0%	6.1%	7.7%	—%	6.7%	n/a
Class-level
Average remaining credit enhancement (3)	17.4%	9.8%	—%	11.5%	9.1%	8.5%	—%	8.9%	n/a
Security-specific
Number of positions	1	5	—	6	6	6	—	12	18
Par value	$20	$69	$—	$89	$87	$49	$—	$136	$225
Amortized cost	$14	$41	$—	$55	$84	$50	$—	$134	$189
Fair value	$9	$16	$—	$25	$29	$13	$—	$42	$67
Gross unrealized losses
Total	$(5)	$(25)	$—	$(30)	$(55)	$(37)	$—	$(92)	$(122)
12-24 months (4)	$—	$—	$—	$—	$(13)	$—	$—	$(13)	$(13)
Over 24 months (5)	$(5)	$(25)	$—	$(30)	$(42)	$(37)	$—	$(79)	$(109)
Cumulative write-downs recognized (6)	$(7)	$(34)	$—	$(41)	$—	$—	$—	$—	$(41)
Principal payments received during the period (7)	$1	$—	$—	$1	$1	$—	$—	$1	$2

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade CMBS securities we own, as reported by the trust servicers, were $1 million as of September 30, 2010.

(2) Weighted average projected additional collateral losses to be incurred as of period end are based on our projections of future losses to be incurred by the trust, taking into consideration the actual cumulative collateral losses incurred to date, as a percentage of the remaining principal amount of the loans in the trust.  Our projections are developed internally and customized to our specific holdings and are informed by and benchmarked against credit opinions obtained from third parties, such as industry analysts, nationally recognized credit rating agencies and CMBS loss modeling advisory services.  Projected additional collateral losses to be incurred are compared to average remaining credit enhancement for each security.  For securities where the projected additional collateral losses exceed remaining credit enhancement, a recovery value is calculated to determine whether impairment losses should be recorded in earnings.  The weighting calculation is based on the par value of each security.

(3) Weighted average remaining credit enhancement as of period end is based on structural subordination and reflects our projection of future principal losses that can occur as a percentage of the remaining principal amount of the loans in the trust before the class of the security we own will incur its first dollar of principal loss.  The weighting calculation is based on the par value of each security.

(4) Includes total gross unrealized losses on securities in an unrealized loss position for a period of 12 to 24 consecutive months.

(5) Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of September 30, 2010, $21 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $90 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2009, there were no CMBS securities with gross unrealized losses greater than or equal to 20% for a period of more than 24 consecutive months.

(6)  Includes cumulative write-downs recorded in accordance with GAAP.

(7)  Reflects principal payments for the nine months ended September 30, 2010 or the year ended December 31, 2009, respectively.

The above tables include information about below investment grade CMBS with gross unrealized losses as of each period presented.  The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, purchases, principal payments and sales.

Our impairment evaluation for CMBS forecasts more severe assumptions than the trusts are actually experiencing.  We assume that all loans delinquent 60 days or more default and project default rates on otherwise performing loans.  Projected loss severities are then applied against the resulting default rates, arriving at our projected additional collateral loss rates.  The projected additional collateral loss rates by vintage year of our CMBS portfolio range from a low of 2.0% for holdings with a vintage year of 2003 to a high of 10.6% for holdings with a vintage year of 2007.

As of September 30, 2010, our below investment grade CMBS securities with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 0.8%, and the projected additional collateral loss rate for these securities at September 30, 2010 was 5.6%.  As the average remaining credit enhancement for these securities of 8.4% exceeds the projected additional collateral losses of 5.6%, these securities have not been impaired.

As of September 30, 2010, our below investment grade CMBS securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 5.4%.  The projected additional collateral loss rate for these securities at September 30, 2010 was 22.9%.  As the average remaining credit enhancement for these securities of 16.6% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 48.5% and equaled these securities’ current average amortized cost as a percentage of par, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value is in line with amortized cost as impairment write-downs were recorded in the reporting period and based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

The following table shows actual trust-level key metrics specific to the trusts from which our below investment grade CMBS with gross unrealized losses were issued, as reported by the trust servicers.

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Trust-level statistics
Delinquency rates	8.3%	8.5%	8.6%	5.2%	4.9%
Actual cumulative collateral losses incurred to date	2.9%	1.6%	0.8%	0.3%	0.1%

We believe the unrealized losses on our CMBS securities, including those over 24 months, result from the current risk premium on these securities, which should reverse over the securities’ remaining lives.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of September 30, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary in nature.

Other-than-temporary impairment assessment for below investment grade cash flow CLO ABS

As of September 30, 2010, the fair value for our below investment grade cash flow CLO portfolio with gross unrealized losses totaled $189 million compared to $188 million as of December 31, 2009.  The gross unrealized losses for these securities totaled $79 million as of September 30, 2010, a decrease of 20.2%, compared to $99 million as of December 31, 2009.  Gross unrealized gains for these securities were $36 million as of September 30, 2010.  For below investment grade cash flow CLO with gross unrealized gains, we have recognized cumulative write-downs in earnings totaling $84 million.

As of September 30, 2010, our below investment grade cash flow CLO portfolio with gross unrealized losses and without other-than-temporary impairments recorded in earnings have a fair value of $186 million and gross unrealized losses of $79 million, all of which is aged over 24 months.  As of September 30, 2010, our below investment grade cash flow CLO portfolio with gross unrealized losses and with other-than-temporary impairments recorded in earnings have a fair value of $3 million, gross unrealized losses of less than $1 million, all of which is aged over 24 months, and cumulative write downs recorded in earnings of $1 million.

Cash flow CLO are collateralized primarily by below investment grade senior secured corporate loans and are structured with overcollateralization which serves as credit enhancement for the class of securities we own.  Overcollateralization ratios are based on the par value of the collateral in the underlying portfolio as a percentage of the notes issued as cash flow CLO securities.  The performance of these securities is impacted primarily by defaults and recoveries of the underlying collateral within the structures, which reduce overcollateralization ratios over time.  A violation of the senior overcollateralization test could result in an event of default of the structure which would give the controlling class, generally defined as the majority of the senior lenders, certain rights, including the ability to divert cash flows or liquidate the underlying portfolio to pay off the senior liabilities.

The credit loss evaluation for cash flow CLO is performed in two phases.  The first phase evaluates the overcollateralization that exists for the class of securities we own.  A critical part of this estimate involves projections of future losses formulated through our assessment of the corporate loan markets, and considers opinions from third parties, such as industry analysts and strategists, credit rating agencies, our own participation in these markets, as well as our overall economic outlook for indicators such as unemployment and GDP.  The expected performance of each security considers anticipated collateral losses and credit enhancement levels, as well as factors including default rates, anticipated recoveries, prepayment rates, changes in interest rates and other characteristics.  In addition, the performance of collateral underlying certain of our securities is actively monitored by external managers, allowing for enhanced collateral management actions which help mitigate the risk of loss.  If the overcollateralization that exists for our class exceeds 100%, our class has remaining credit enhancement sufficient to withstand the projected future losses, and we expect to collect all contractual principal and interest of the security we own.

For securities where there is insufficient remaining credit enhancement for the class of securities we own, a recovery value is calculated based on our best estimate of future cash flows specific to that security.  This estimate is based on the contractual principal payments and current interest payments of the securities we own, adjusted for actual cumulative collateral losses incurred to date and the projected future losses expected to be incurred.  If we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security, a credit loss is recorded to the extent amortized cost exceeds recovery value.

The overcollateralization ratios as reported by the trust servicers for our below investment grade cash flow CLO securities with gross unrealized losses have improved over the past several periods and averaged 116.0% at September 30, 2010, compared to 117.1% at original issuance.  At December 31, 2009, the average overcollateralization ratio for our below investment grade cash flow CLO securities was 113.6%.  As the average overcollateralization ratios exceed 100%, this indicates that projected future collateral losses will be absorbed by lower classes and we expect the structures to have adequate cash flows to make all contractual payments due to the class of securities we own.  Our comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period, supported by the applicable overcollateralization ratios, indicates that the nature of the unrealized loss on these securities is temporary.

We believe the unrealized losses on our cash flow CLO securities, including those over 24 months result from the current risk premium on these securities, which should reverse over the securities’ remaining lives.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of September 30, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary in nature.

Problem, restructured, or potential problem securities

We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan.  Fixed income and bank loan investments are categorized as restructured when the debtor is experiencing financial difficulty and we grant a concession.  Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest according to the original terms, which causes us to believe these investments may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments.

	September 30, 2010
($ in millions)	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$68	$52	76.5%	$58	85.3%	0.1%
Problem	508	121	23.8	97	19.1	0.2
Potential problem	1,398	815	58.3	603	43.1	1.2
Total	$1,974	$988	50.1	$758	38.4	1.5%
Cumulative write-downs recognized (3)		$745

	December 31, 2009
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$75	$53	70.7%	$51	68.0%	0.1%
Problem	480	165	34.4	100	20.8	0.2
Potential problem	1,735	1,080	62.2	645	37.2	1.3
Total	$2,290	$1,298	56.7	$796	34.8	1.6%
Cumulative write-downs recognized (3)		$805

(1) The difference between par value and amortized cost of $986 million at September 30, 2010 and $992 million at December 31, 2009 is primarily attributable to write-downs.  Par value has been reduced by principal payments.

(2) Bank loans are reflected at amortized cost.

(3) Cumulative write-downs recognized only reflect impairment write-downs related to investments within the problem, potential problem and restructured categories.

At September 30, 2010, amortized cost for the problem category was $121 million and comprised $49 million of Subprime, $17 million of Alt-A, $9 million of CMBS, $4 million of other CDO, and $4 million of Consumer and other ABS.  Also included were $30 million of corporates (primarily privately placed), $7 million of municipal bonds and $1 million of bank loans.  The amortized cost of problem investments with a fair value less than 80% of amortized cost totaled $61 million with unrealized losses of $31 million and fair value of $30 million.

At September 30, 2010, amortized cost for the potential problem category was $815 million and comprised $358 million of Subprime, $175 million of Alt-A, $83 million of CMBS, $75 million of other CDO and $9 million of Consumer and other ABS.  Also included were $69 million of Prime, $37 million of corporates (primarily privately placed) and $9 million of bank loans.  The amortized cost of potential problem investments with a fair value less than 80% of amortized cost totaled $519 million with unrealized losses of $250 million and fair value of $269 million.

Net investment income The following table presents net investment income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Fixed income securities	$615	$635	$1,879	$1,955
Mortgage loans	90	118	289	381
Equity securities	1	2	3	4
Limited partnership interests	3	2	10	6
Short-term	1	2	3	12
Other	(3)	(12)	(16)	(28)
Investment income, before expense	707	747	2,168	2,330
Investment expense	(24)	(25)	(78)	(70)
Net investment income	$683	$722	$2,090	$2,260

Net investment income decreased 5.4% or $39 million to $683 million in the third quarter of 2010 and 7.5% or $170 million to $2.09 billion in the first nine months of 2010 from $722 million and $2.26 billion in the third quarter and first nine months of 2009, respectively, primarily due to reduced average asset balances, lower yields and actions to reduce the portfolio’s exposure to commercial real estate.  Net investment income was $707 million and $700 million in the first quarter of 2010 and second quarter of 2010, respectively.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Impairment write-downs	$(78)	$(278)	$(361)	$(833)
Change in intent write-downs	(20)	(1)	(100)	(58)
Net other-than-temporary impairment losses recognized in earnings	(98)	(279)	(461)	(891)
Sales	88	106	148	627
Valuation of derivative instruments	10	(60)	(193)	202
Settlements of derivative instruments	(34)	7	(45)	30
EMA limited partnership income	(3)	(6)	1	(116)
Realized capital gains and losses, pre-tax	(37)	(232)	(550)	(148)
Income tax benefit (expense)	14	82	193	(86)
Realized capital gains and losses, after-tax	$(23)	$(150)	$(357)	$(234)

Impairment write-downs are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Fixed income securities	$(71)	$(221)	$(297)	$(568)
Mortgage loans	(3)	(30)	(44)	(73)
Equity securities	—	—	—	(20)
Limited partnership interests	(4)	(27)	(20)	(142)
Other investments	—	—	—	(30)
Impairment write-downs	$(78)	$(278)	$(361)	$(833)

Impairment write-downs for the three months and nine months ended September 30, 2010 were primarily driven by RMBS, which experienced deterioration in expected cash flows; investments with commercial real estate exposure, including CMBS, limited partnership interests, and mortgage loans, which were impacted by declines in real estate valuations or experienced deterioration in expected cash flows; and privately placed corporate bonds impacted by issuer specific circumstances.  Impairment write-downs for the nine months ended September 30, 2010 also included municipal bonds.  Impairment write-downs on below investment grade RMBS and CMBS for the three months ended September 30, 2010 were $35 million and $26 million, respectively.  There were no impairment write-downs related to below investment grade ABS for the three months ended September 30, 2010.  Impairment write-downs on below investment grade RMBS, CMBS and ABS for the nine months ended September 30, 2010 were $139 million, $79 million and $24 million, respectively.

$54 million or 76.1% and $194 million or 78.2% of the fixed income security write-downs for the three months and nine months ended September 30, 2010, respectively, related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  For these securities, as of September 30, 2010, there were either no defaults or defaults only impacted classes lower than our position in the capital structure.  $17 million and $52 million of the fixed income security write-downs for the three months and nine months ended September 30, 2010, respectively, related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.  $2 million for the nine months ended September 30, 2010 related to fixed income securities for which future cash flows are not anticipated.  $49 million of the fixed income security write-downs for the nine months ended September 30, 2010 related to securities that were subsequently disposed and synthetic collateralized debt obligations that were no longer considered impaired upon the bifurcation of their embedded credit derivatives required by the Company’s adoption of new accounting guidance.

Limited partnership impairment write-downs related to Cost limited partnerships, which experienced declines in portfolio valuations and we could not assert the recovery period would be temporary.  To determine if an other-than-temporary impairment has occurred related to a Cost limited partnership, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other recent adverse events since the last financial statements received that might affect the fair value of the investee’s capital.

Change in intent write-downs are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2010	2009	2010	2009
Fixed income securities	$(20)	$—	$(94)	$(40)
Mortgage loans	—	—	(6)	(6)
Equity securities	—	—	—	(6)
Other investments	—	(1)	—	(6)
Change in intent write-downs	$(20)	$(1)	$(100)	$(58)

The change in intent write-downs in the three months ended September 30, 2010 related primarily to below investment grade Subprime RMBS for which we have the intent to sell.  The change in intent write-downs in the nine months ended September 30, 2010 related primarily to below investment grade Subprime RMBS.

Sales generated $88 million and $148 million of net realized gains for the three months and nine months ended September 30, 2010, respectively.  Net realized gains for the three months ended September 30, 2010 primarily related to $159 million of net gains on sales of corporate and U.S. and foreign government fixed income securities and $15 million of net gains on sales of equity securities, partially offset by $77 million of net losses on sales of CMBS and municipal bonds.  Net realized gains for the nine months ended September 30, 2010 primarily related to $267 million of net gains on sales of corporate and U.S. and foreign government fixed income securities and $35 million of net gains on sales of equity securities, partially offset by $151 million of net losses on sales of CMBS and municipal bonds.

Valuation and settlement of derivative instruments recorded as net realized capital losses totaling $24 million for the three months ended September 30, 2010 included $10 million of gains on the valuation of derivative instruments and $34 million of losses on the settlement of derivative instruments.  Valuation and settlement of derivative instruments recorded as net realized capital losses totaling $238 million for the nine months ended September 30, 2010 included $193 million of losses on the valuation of derivative instruments and $45 million of losses on the settlement of derivative instruments.

Net realized capital gains and losses from our risk management derivative programs are primarily driven by changes in risk-free interest rates, equity market valuations, volatility and credit spreads during a given period.  Net realized capital gains and losses from our income generation derivative programs are primarily driven by changes in the fair value of the reference entities or indices underlying the derivative instruments.

A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level.  A duration target and range is established with an economic view of liabilities relative to a long-term investment portfolio view.  Tactical duration management is accomplished through both cash market transactions, sales and new purchases, and derivative activities that generate realized gains and losses.  As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

At September 30, 2010, our securities with embedded derivatives totaled $691 million, a decrease in fair value of $76 million from December 31, 2009, comprising realized capital losses on valuation of $27 million, net sales activity of $157 million, unrealized net capital gains reported in OCI of $61 million for the host securities and an increase of $47 million due to the adoption of new accounting guidance.  Unrealized net capital gains were further decreased by $17 million due to amortization of the host securities.  The change in fair value of embedded derivatives is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI.  Total fair value exceeded total amortized cost by $13 million at September 30, 2010.  Valuation gains and losses for securities with embedded derivatives are converted into cash upon our election to sell these securities.  In the event the economic value of the embedded options is not realized, we will recover the par value if held to maturity unless the issuer of the security defaults.  In the event there are defaults by the referenced credit entities of the embedded credit default swap, our loss is limited to the par value of the combined fixed income security, net of applicable recoveries.  Total par value exceeded fair value by $122 million at September 30, 2010.

The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy.

	Nine months ended September 30,
	2010			2009	2010 Explanations
($ in millions)	Valuation	Settlements	Total	Total
Risk reduction
Duration gap management	$(171)	$(55)	$(226)	$175

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

Anticipatory hedging	26	6	32	(16)

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

Hedging of interest rate exposure in annuity contracts	(18)	—	(18)	6

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to a decrease in interest rates.

Hedge ineffectiveness	3	—	3	1	The hedge ineffectiveness of $3 million includes $110 million in realized capital losses on swaps that were offset by $113 million in realized capital gains on the hedged risk.

Foreign currency contracts	(2)	6	4	1	Currency forwards are used to protect our foreign bond portfolio from changes in currency rates.

Credit risk reduction	8	(10)	(2)	(41)	Valuation gain is the result of widening credit spreads on referenced credit entities.

Total Risk reduction	(154)	(53)	(207)	126

Income generation
Asset replication - credit exposure	(12)	8	(4)	50

The 2010 changes in valuation are due to the widening credit spreads on referenced credit entities. The losses are primarily on first-to-default credit default swaps (“CDS”) and credit derivative index CDS. The changes in valuation would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs. For further discussion on CDS, see Note 6 of the condensed consolidated financial statements.

Accounting
Equity indexed notes	(20)	—	(20)	19

Equity-indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon sale or maturity. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $20 million at September 30, 2010. Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the September 30, 2010 and December 31, 2009 holdings, respectively.

					($ in millions)	September 30, 2010	Change in fair value	Change due to net sale activity	December 31, 2009
					Par value	$325	$—	$(150)	$475
					Amortized cost of host contract	$240	$12	$(116)	$344
					Fair value of equity-indexed call option	47	(20)	(22)	89
					Total amortized cost	$287	$(8)	$(138)	$433
					Total fair value	$305	$24	$(149)	$430
					Unrealized gain/loss	$18	$32	$(11)	$(3)

	Nine months ended September 30,
	2010			2009	2010 Explanations
($ in millions)	Valuation	Settlements	Total	Total
Conversion options in fixed income securities	(29)	—	(29)	37

Convertible bonds are fixed income securities that contain embedded options.  Changes in valuation of the embedded option are reported in realized capital gains and losses.  The results generally track the performance of underlying equities.  Valuation gains and losses are converted into cash upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Fair value exceeded par value by $23 million at September 30, 2010.  Convertible bonds are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the September 30, 2010 and December 31, 2009 holdings, respectively.

					($ in millions)	September 30, 2010	Change in fair value	Change due to net sale activity	December 31, 2009
					Par value	$309	$—	$(6)	$315
					Amortized cost of host contract	$237	$5	$8	$224
					Fair value of conversion option	76	(29)	(12)	117
					Total amortized cost	$313	$(24)	$(4)	$341
					Total fair value	$332	$3	$(8)	$337
					Unrealized gain/loss	$19	$27	$(4)	$(4)

CDS in fixed income securities	22	—	22	—

Synthetic CDO’s are fixed income securities that contain embedded credit default swaps.  Effective July 1, 2010, when new accounting guidance requiring bifurcation of these derivatives was adopted, changes in valuation of the embedded credit default swap are reported in realized capital gains and losses.  The embedded credit default swap increases or decreases in value as referenced credit entities’ credit spreads tighten or widen, respectively.  Credit events, changes in interest rates, correlations of the referenced entities and assumed recovery rates are among some of the other factors affecting the value of the embedded credit default swap.  In the event a referenced credit entity experiences a credit event, our loss is limited to the par value of the fixed income security.  Losses on credit events are net of recovery.  Par value exceeded fair value by $125 million at September 30, 2010.  Synthetic CDO’s are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the September 30, 2010 and July 1, 2010 holdings, respectively.

					($ in millions)	September 30, 2010	Change in fair value	Change due to net sale activity	July 1, 2010
					Par value	$179	$—	$—	$179
					Amortized cost of host contract	$179	$—	$—	$179
					Fair value of credit default swap	(101)	22	—	(123)
					Total amortized cost	$78	$22	$—	$56
					Total fair value	$54	$7	$—	$47
					Unrealized gain/loss	$(24)	$(15)	$—	$(9)

Total Accounting	(27)	—	(27)	56

Total	$(193)	$(45)	$(238) (1)	$232

(1)         Does not include $1 million of derivative gains related to the termination of fair value and cash flow hedges which are included in sales and reported with the hedged risk.

CAPITAL RESOURCES AND LIQUIDITY HIGHLIGHTS

•                  Shareholder’s equity as of September 30, 2010 was $5.69 billion, an increase of 29.8% from $4.39 billion as of December 31, 2009.

•                  The Allstate Corporation (the “Corporation”) has at the parent holding company level $3.53 billion of deployable invested assets at September 30, 2010 compared to $3.07 billion at December 31, 2009.

•                  At September 30, 2010, we held 26.2% of our total cash and investment portfolio, or $15.94 billion, in cash and liquid investments that are saleable within one quarter without significant additional net realized capital losses.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	September 30, 2010	December 31, 2009
Common stock, additional capital paid-in and retained income	$5,050	$5,163
Accumulated other comprehensive income (loss)	643	(777)
Total shareholder’s equity	5,693	4,386
Notes due to related parties	677	675
Total capital resources	$6,370	$5,061

Shareholder’s equity increased in the first nine months of 2010, due primarily to unrealized net capital gains on investments, partially offset by a net loss.

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

Liquidity sources and uses  We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  Liquidity is managed at both the entity and enterprise level across the Company, and is assessed on both base and stressed level liquidity needs.  We believe we have sufficient liquidity to meet these needs, with $15.94 billion of cash and liquid investments saleable within 90 days without generating significant additional capital losses (26.2% of the total cash and investment portfolio).  We expect $6.91 billion of investment portfolio cash flows from maturities, calls, and interest receipts over the next 12 months.  Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.

Allstate parent holding company capital capacity The Corporation has at the parent holding company level $3.53 billion of deployable invested assets as of September 30, 2010.  These assets include investments that are generally saleable within one quarter totaling $3.21 billion.  This provides funds for the parent company’s relatively low fixed charges.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2010, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A primary credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being

$185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio at September 30, 2010 was 19.6%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the third quarter and first nine months of 2010.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on May 8, 2009.  The Corporation can use the current shelf registration to issue an unspecified amount of debt securities, common stock (including 362 million shares of treasury stock as of September 30, 2010), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity Exposure  Contractholder funds as of September 30, 2010 were $47.18 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions at September 30, 2010.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,838	14.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	19,923	42.2
Market value adjustments (2)	8,068	17.1
Subject to discretionary withdrawal without adjustments (3)	12,348	26.2
Total contractholder funds (4)	$47,177	100.0%

(1)          Includes $9.40 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)          $6.71 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)          67% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)          Includes $1.31 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. effective September 1, 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities increased 5.1% and 13.0% in the third quarter and first nine months of 2010, respectively, compared to the same periods of 2009.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance, based on the beginning of year contractholder funds, was 10.2% and 8.9% for the first nine months of 2010 and 2009, respectively.  We strive to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of September 30, 2010, total institutional products outstanding were $2.64 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of September 30, 2010.

($ in millions)
2010	$—
2011	760
2012	40
2013	1,750
2016	85
$2,635

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Cash Flows  As reflected in our Condensed Consolidated Statements of Cash Flows, operating cash flows in the first nine months of 2010 were consistent with the same period in 2009 as higher premiums and tax refunds received were offset by higher contract benefits paid and lower investment income.

Lower cash flows provided by investing activities in the first nine months of 2010 compared to the first nine months of 2009 were primarily related to lower net reductions in short-term investments to fund reductions in contractholder funds.

Lower cash flows used in financing activities in the first nine months of 2010 compared to the first nine months of 2009 were primarily due to decreased maturities and retirements of institutional products, partially offset by lower deposits on fixed annuities and higher surrenders and partial withdrawals on fixed annuities.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and Compliance” and under the heading “Legal and regulatory proceedings and inquiries” in Note 8 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

Item 5. Other Information

On October 28, 2010, Allstate Finance Company, LLC (“Allstate Finance”), a subsidiary of the Registrant, entered into a Marketing and Administration Agreement dated as of October 1, 2010 with Allstate Bank.  Allstate Finance was formed by the Registrant to originate, fund and retain certain business-purpose loans.  Pursuant to this agreement attached hereto as Exhibit 10.1, Allstate Bank will provide certain administrative functions for these loans but will not originate, fund, or retain any investment in these loans.  The Registrant is an indirect, wholly owned subsidiary of The Allstate Corporation.  Allstate Bank is a wholly owned subsidiary of The Allstate Corporation.

Item 6.  Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

November 3, 2010
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

10.1	Marketing and Administration Agreement between Allstate Finance Company, LLC and Allstate Bank

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 3, 2010, concerning unaudited interim financial information.

31(i)	Rule 13a-14(a) Certification of Principal Executive Officer

31(i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1