Form 10-K
period 2010-12-31
ALLSTATE LIFE INSURANCE CO
filed 2011-03-11
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer	Accelerated filer

Non-accelerated filer X (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No   X

None of the common equity of the registrant is held by non-affiliates.  Therefore, the aggregate market value of the common equity held by non-affiliates of the registrant is zero.

As of March 11, 2011, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2010

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	(Removed and Reserved)*	N/A

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Financial Statements and Supplementary Data	63
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	125
Item 9A.	Controls and Procedures	125
Item 9B.	Other Information	125

PART III
Item 10.	Directors, Executive Officers and Corporate Governance *	N/A
Item 11.	Executive Compensation *	N/A
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters *	N/A
Item 13.	Certain Relationships and Related Transactions, and Director Independence *	N/A
Item 14.	Principal Accounting Fees and Services	126

PART IV
Item 15.	Exhibits and Financial Statement Schedules	127
	Signatures	132
	Financial Statement Schedules	S-1

	* Omitted pursuant to General Instruction I(2) of Form 10-K

Part I

Item 1. Business

Allstate Life Insurance Company was organized in 1957 as a stock life insurance company under the laws of the State of Illinois.  Allstate Life Insurance Company, together with its subsidiaries, provides life insurance, retirement and investment products.  It conducts substantially all of its operations directly or through wholly owned United States subsidiaries.  In this document, we refer to Allstate Life Insurance Company as “Allstate Life” or “ALIC” and to Allstate Life and its wholly owned subsidiaries as the “Allstate Life Group” or the “Company”.

Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois.  All of the outstanding stock of Allstate Insurance Company is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware.  In this document, we refer to Allstate Insurance Company as “AIC” and to The Allstate Corporation and its consolidated subsidiaries as “Allstate”, the “Parent Group” or the “Corporation”.  The Allstate Corporation is the largest publicly held personal lines insurer in the United States.  Widely known through the “You’re In Good Hands With Allstate®” slogan, Allstate is reinventing protection and retirement to help individuals in approximately 16 million households protect what they have today and better prepare for tomorrow.  Customers can access Allstate products and services such as auto insurance and homeowners insurance through more than 13,000 exclusive Allstate agencies and financial representatives in the United States and Canada.  Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2009 statutory direct premiums earned.  In addition, according to A.M. Best, it is the nation’s 16th largest issuer of life insurance business on the basis of 2009 ordinary life insurance in force and 21st largest on the basis of 2009 statutory admitted assets.

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

Products and Distribution

The Allstate Life Group provides life insurance, retirement and investment products, and voluntary accident and health insurance products.  Our principal products are interest-sensitive, traditional and variable life insurance, and fixed annuities including deferred and immediate.  Our institutional products, which we offer on an opportunistic basis, consist primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.  The table on page 2 lists our major distribution channels, with the associated products and targeted customers.

As the table indicates, we sell products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies and exclusive financial specialists, independent agents and specialized structured settlement brokers.  Through March 31, 2010, we also sold products through banks and broker-dealers.  Although we continue to service in force contracts sold through these distribution channels, we no longer solicit new sales through direct relationships with banks or broker-dealers.  Certain of our master brokerage agencies and independent agents may continue to wholesale our products to banks and broker-dealers through their relationships.

We sell products through independent agents affiliated with approximately 150 master brokerage agencies.  On an opportunistic basis, we sell funding agreements to unaffiliated trusts used to back medium-term notes.

Distribution Channels, Products and Target Customers

Distribution Channel	Proprietary Products	Target Customers
Allstate exclusive agencies (Allstate Exclusive Agents and Allstate Exclusive Financial Specialists)

Term life insurance

Whole life insurance

Interest-sensitive life insurance

Variable life insurance

Deferred fixed annuities (including indexed and market value adjusted “MVA”)

Immediate fixed annuities

Middle market(1), emerging affluent(2) and mass affluent consumers(3) with retirement and family financial protection needs

Independent agents (through master brokerage agencies)	Term life insurance Whole life insurance Interest-sensitive life insurance Variable life insurance Deferred fixed annuities (including indexed and MVA) Immediate fixed annuities	Emerging affluent and mass affluent consumers with retirement and family financial protection needs

Structured settlement annuity brokers	Structured settlement annuities	Typically used to fund or annuitize large claims or litigation settlements

Broker-dealers (Funding agreements)	Funding agreements backing medium-term notes	Institutional and individual investors

(1) Consumers with $35,000-$75,000 in household income

(2) Consumers with $75,000-$150,000 in household income

(3) Consumers with greater than $150,000 in household income

Allstate exclusive agencies and exclusive financial specialists also sell the following non-proprietary products: mutual funds, fixed and variable annuities, disability insurance, and long-term care insurance.

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

The market for life insurance, retirement and investment products continues to be highly fragmented and competitive.  As of December 31, 2010, there were approximately 470 groups of life insurance companies in the United States, most of which offered one or more similar products.  According to A.M. Best, as of December 31, 2009, the Allstate Life Group is the nation’s 16th largest issuer of life insurance and related business on the basis of 2009 ordinary life insurance in force and 21st largest on the basis of 2009 statutory admitted assets.  In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions.  Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

Geographic Markets

We sell life insurance, retirement and investment products, and voluntary accident and health insurance throughout the United States.  The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam.  We also sell funding agreements in the United States.

The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Life Group for the year ended December 31, 2010, based on information contained in statements filed with state insurance departments.  No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

California	12.9%
Florida	7.1%
Texas	6.6%
New York	6.3%
Nebraska	6.1%

Regulation

The Allstate Life Group is subject to extensive regulation, primarily at the state level.  The method, extent and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency.  In general, such regulation is intended for the protection of those who purchase or use insurance products.  These rules have a substantial effect on our business and relate to a wide variety of matters, including insurance company licensing and examination, agent licensing, price setting, trade practices, policy forms, statutory accounting methods, corporate governance, the nature and amount of investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards.  Some of these matters are discussed in more detail below.  For a discussion of statutory financial information, see Note 14 of the consolidated financial statements.  For a discussion of regulatory contingencies, see Note 11 of the consolidated financial statements.  Notes 11 and 14 are incorporated in this Part I, Item 1 by reference.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny.  Legislation that would provide for increased federal regulation of insurance, including the federal chartering of insurance companies, has been proposed.  Moreover, as part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted.  Hundreds of regulations must be promulgated and implemented pursuant to this new law, and we cannot predict what the final regulations will require but do not expect a material impact on the Allstate Life Group’s operations.  The new law also creates the Federal Office of Insurance (“FIO”) within the Treasury Department.  The FIO will monitor the insurance industry, provide advice to the new Financial Stability Oversight Council, represent the U.S. on international insurance matters and study the current regulatory system and submit a report to Congress in 2012.  In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation.  We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on the Allstate Life Group.

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

Broker-Dealers, Investment Advisors, and Investment Companies.  The Allstate Life Group entities that operate as broker-dealers, registered investment advisors, and investment companies are subject to regulation and supervision by the Securities and Exchange Commission, FINRA and/or, in some cases, state securities administrators.

Privacy Regulation.  Federal law and the laws of some states require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information.  Federal law and the laws of many states also regulate disclosures and disposal of customer information.  Congress, state legislatures and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.

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

Other Information

“Allstate” is one of the most recognized brand names in the United States.  We use the names “Allstate,”  “Lincoln Benefit Life” and variations of these names extensively in our business, along with related service marks, logos, and slogans, such as “Goods Hands.”  Our rights in the United States to these names, service marks, logos, and slogans continue so long as we continue to use them in commerce.  These service marks and many others used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations.  We believe that these service marks are important to our business and we intend to maintain our rights to them through continued use.

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

Changes in reserve estimates may adversely affect our operating results

The reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses.  We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs (“DAC”) may be required which could have a material adverse effect on our operating results.

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

Reducing our concentration in fixed annuities and funding agreements may adversely affect reported results

We have been pursuing strategies to reduce our concentration in fixed annuities and funding agreements.  Lower new sales of these products, as well as our ongoing risk mitigation and return optimization programs, could negatively impact investment portfolio levels, complicate settlement of expiring contracts including forced sales of assets with unrealized capital losses, and affect insurance reserves deficiency testing.

A loss of key product distribution relationships could materially affect sales, results of operations or cash flows

Certain products are distributed under agreements with other members of the financial services industry that are not affiliated with us.  Termination of one or more of these agreements due to, for example, a change in control of one of these distributors or market conditions that make it difficult to achieve our target return on certain products, resulting in relatively uncompetitive pricing, or a decision by us to discontinue selling products through a distribution channel, could have a detrimental effect on the sales, results of operations or cash flows if it were to result in an elevated level of surrenders of in-force contracts sold through terminated distribution relationships.

Changes in tax laws may decrease sales and profitability of products and adversely affect our financial condition

Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment.  This favorable treatment may give certain of our products a competitive advantage over noninsurance products.  Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities.  Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance or annuities.  Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive.  Such proposals, if adopted, could have a material adverse effect on our profitability and financial condition or ability to sell such products and could result in the surrender of some existing contracts and policies.  In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

Risks Relating to Investments

We are subject to market risk and declines in credit quality which may adversely impact investment income, cause additional realized losses, and cause increased unrealized losses

Although we continually reevaluate our risk mitigation and return optimization programs, we remain subject to the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices or foreign currency exchange rates.  Adverse changes to these rates, spreads and prices may occur due to changes in the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness and/or risk tolerance.

We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads.  Credit spread is the additional yield on fixed income securities above the risk-free rate (typically defined as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  Credit spreads vary (i.e. increase or decrease) in response to the market’s perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies.  Although we use derivative financial instruments to manage these risks, the effectiveness of such instruments is subject to the same risks.

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

Deteriorating financial performance impacting securities collateralized by residential and commercial mortgage loans, collateralized corporate loans, and commercial mortgage loans may lead to write-downs and impact our results of operations and financial condition

Changes in residential or commercial mortgage delinquencies, loss severities or recovery rates, declining residential or commercial real estate prices, corporate loan delinquencies or recovery rates, changes in credit or bond insurer strength ratings and the quality of service provided by service providers on securities in our portfolio could lead us to determine that write-downs are necessary in the future.

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

The determination of the amount of realized capital losses recorded for impairments of our investments is highly subjective and could materially impact our operating results and financial condition

The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class.  Such evaluations and assessments are revised as conditions change and new information becomes available.  We update our evaluations regularly and reflect changes in other-than-temporary impairments in our results of operations.  The assessment of whether other-than-temporary impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value.  There can be no assurance that we have accurately assessed the level of or amounts recorded for other-than-temporary impairments taken in our financial statements.  Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.

The determination of the fair value of our fixed income and equity securities is highly subjective and could materially impact our operating results and financial condition

In determining fair values we generally utilize market transaction data for the same or similar instruments.  The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information.  The fair value of assets may differ from the actual amount received upon sale of an asset in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the assets’ fair values.  The difference between amortized cost or cost and fair value, net of deferred income taxes, certain DAC, certain deferred sales inducement costs (“DSI”), and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholder’s equity.  Changing market conditions could materially effect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly.  Determining fair value is highly subjective and could materially impact our operating results and financial condition.

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

Difficult conditions in the economy generally could adversely affect our business and operating results

As with most businesses, we believe difficult conditions in the economy, such as significant negative macroeconomic trends, including relatively high and sustained unemployment, reduced consumer spending, lower home prices, and substantial increases in delinquencies on consumer debt, including defaults on home mortgages, and the relatively low availability of credit could have an adverse effect on our business and operating results.

General economic conditions could adversely affect us in the form of consumer behavior and pressure investment results.  Consumer behavior changes could include decreased demand for our products.  In addition, holders of some of our interest-sensitive life insurance and annuity products may engage in an elevated level of discretionary withdrawals of contractholder funds.  Our investment results could be adversely affected as deteriorating financial and business conditions affect the issuers of the securities in our investment portfolio.

There can be no assurance that actions of the U.S. federal government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect

In response to the financial crises affecting the banking system, the financial markets and the broader economy in recent years, the U.S. federal government, the Federal Reserve and other governmental and regulatory bodies have taken actions such as purchasing mortgage-backed and other securities from financial institutions, investing directly in banks, thrifts and bank and savings and loan holding companies and increasing federal spending to stimulate the economy.  There can be no assurance as to the long term impact such actions will have on the financial markets or on economic conditions, including potential inflationary affects.  Continued volatility and any further economic deterioration could materially and adversely affect our business, financial condition and results of operations.

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

Regulatory reforms, and the more stringent application of existing regulations, may make it more expensive for us to conduct our business

The federal government has enacted comprehensive regulatory reforms for financial services entities.  As part of a larger effort to strengthen the regulation of the financial services market, certain reforms are applicable to the insurance industry, including the establishment of a Federal Insurance Office within the Department of Treasury.

These regulatory reforms and any additional legislation or regulatory requirements imposed upon us in connection with the federal government’s regulatory reform of the financial services industry, and any more stringent enforcement of existing regulations by federal authorities, may make it more expensive for us to conduct our business.

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

A large scale pandemic, the continued threat of terrorism or ongoing military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and operating results

A large scale pandemic, the continued threat of terrorism, within the United States and abroad, or ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity.  Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large scale pandemic or the continued threat of terrorism.  Additionally, a large scale pandemic or terrorist act could have a material adverse effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.

A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business.  On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer’s control.  Our insurance financial strength ratings from A.M. Best, Standard & Poor’s and Moody’s are subject to continuous review, and the retention of current ratings cannot be assured.  A downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms

In periods of extreme volatility and disruption in the capital and credit markets, liquidity and credit capacity may be severely restricted.  In such circumstances, our ability to obtain capital to fund operating expenses, financing costs, capital expenditures or acquisitions may be limited, and the cost of any such capital may be significant.  Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders’ perception of our long- or short-term financial prospects.  Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.  If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and in such case, we may not be able to successfully obtain additional financing on favorable terms.

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

The occurrence of events unanticipated in our disaster recovery systems and management continuity planning or a support failure from external providers during a disaster could impair our ability to conduct business effectively

The occurrence of a disaster such as a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems.  In the event that a significant number of our managers could be unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

Loss of key vendor relationships or failure of a vendor to protect personal information of our customers, claimants or employees could affect our operations

We rely on services and products provided by many vendors in the United States and abroad.  These include, for example, vendors of computer hardware and software.  In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect personal information of our customers, claimants or employees, we may suffer operational impairments and financial losses.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our home office is part of the Parent Group’s home office complex in Northbrook, Illinois.  As of December 31, 2010, the Home Office complex consists of several buildings totaling 2.3 million square feet of office space on a 278-acre site.  In addition, the Parent Group operates various administrative, data processing, claims handling and other support facilities.

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

The locations out of which the Allstate exclusive agencies operate in the U.S. are normally leased by the agencies as lessees.

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

The Company did not pay dividends on its common stock in 2010 or 2009.  For additional information on dividends, including restrictions on the payment of dividends by Allstate Life and its subsidiaries, see the Limitations on Dividends by Insurance Subsidiaries subsection of the “Regulation” section of Item 1. Business of this Form 10-K and the discussion under the heading “Dividends” in Note 14 of our consolidated financial statements, which are incorporated herein by reference.

Item 6.  Selected Financial Data

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ in millions)	2010	2009	2008	2007	2006

Consolidated operating results
Premiums	$592	$581	$585	$502	$576
Contract charges	991	952	911	942	1,009
Net investment income	2,760	2,974	3,720	4,205	4,057
Realized capital gains and losses	(513)	(420)	(3,052)	(197)	(79)
Total revenues	3,830	4,087	2,164	5,452	5,563
Net (loss) income	(28)	(547)	(1,690)	412	428

Consolidated financial position
Investments	$59,442	$60,217	$59,772	$72,414	$74,160
Total assets	76,437	78,820	81,946	96,117	98,758
Reserve for life-contingent contract benefits and contractholder funds	59,210	63,106	69,036	73,062	72,769
Long-term debt/notes due to related parties	677	675	650	200	206
Shareholder’s equity	5,632	4,386	2,209	4,763	5,498

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

The most important factors we monitor to evaluate the financial condition and performance of our company include:

•                 For operations: benefit and investment spread, amortization of deferred policy acquisition costs (“DAC”), expenses, operating income, net income, invested assets, and premiums and contract charges;

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

•                  Deferred policy acquisition costs amortization

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

We employ independent third-party valuation service providers, broker quotes and internal pricing methods to determine fair values.  We obtain or calculate only one single quote or price for each financial instrument.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements.  For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date.  For other security types, fair values are derived from the valuation service providers’ proprietary valuation models.  The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates, and other information, as applicable.  Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities.  Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments.  The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information.  Executing valuation models effectively requires seasoned professional judgment and experience.  In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

For certain of our financial assets measured at fair value, where our valuation service providers cannot provide fair value determinations, we obtain a single non-binding price quote from a broker familiar with the security who, similar to our valuation service providers, may consider transactions or activity in similar securities among other information.  The brokers providing price quotes are generally from the brokerage divisions of leading financial institutions with market making, underwriting and distribution expertise regarding the security subject to valuation.

The fair value of certain financial assets, including privately placed corporate fixed income securities, auction rate securities (“ARS”) backed by student loans, equity-indexed notes, and certain free-standing derivatives, for which our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry.  Internally developed valuation models, which include inputs that may not be market observable and as such involve some degree of judgment, are considered appropriate for each class of security to which they are applied.

Our internal pricing methods are primarily based on models using discounted cash flow methodologies that develop a single best estimate of fair value.  Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including yield curves, quoted market prices of comparable securities, published credit spreads, and other applicable market data.  Additional inputs that are used include internally-derived assumptions such as liquidity premium and credit ratings, as well as instrument-specific characteristics that include, but are not limited to, coupon rate, expected cash flows, sector of the issuer, and call provisions.  Our internally assigned credit ratings are developed at a more detailed level than externally published ratings and allow for a more precise match of these ratings to other market observable valuation inputs, such as credit and sector spreads, when performing these valuations.  Due to the existence of non-market observable inputs, such as liquidity premiums, judgment is required in developing these fair values.  As a result, the fair value of these financial assets may differ from the amount actually received to sell an asset in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ fair values.

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

There is one primary situation where a discounted cash flow model utilizes a significant input that is not market observable, and it relates to the determination of fair value for our ARS backed by student loans.  The significant input utilized is the anticipated date liquidity will return to this market (that is, when auction failures will cease).  Determination of this assumption allows for matching to market observable inputs when performing these valuations.

The following table displays the sensitivity of reasonably likely changes in the anticipated date liquidity will return to the student loan ARS market as of December 31, 2010.  The selection of these hypothetical scenarios represents an illustration of the estimated potential proportional effect of alternate assumptions and should not be construed as either a prediction of future events or an indication that it would be reasonably likely that all securities would be similarly affected.

($ in millions)

ARS backed by student loans at fair value	$513

Percentage change in fair value resulting from:
Decrease in the anticipated date liquidity will return to this market by six months	1.2%
Increase in the anticipated date liquidity will return to this market by six months	(1.2)%

We believe our most significant exposure to changes in fair value is due to market risk.  Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A.

We employ specific control processes to determine the reasonableness of the fair values of our financial assets.  Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.  For example, on a continuing basis, we assess the reasonableness of individual security values received from valuation service providers and those derived from internal models that exceed certain thresholds as compared to previous values received from those valuation service providers or derived from internal models.  In addition, we may validate the reasonableness of fair value by comparing information obtained from our valuation service providers to other third party valuation sources for selected securities.  We perform ongoing price validation procedures such as back-testing of actual sales, which corroborate the various inputs used in internal pricing models to market observable data.  When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.

We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly.  Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources.  If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal pricing model.  As of December 31, 2010 and 2009, we did not alter fair values provided by our valuation service providers or brokers or substitute them with an internal pricing model.

The following table identifies fixed income and equity securities and short-term investments as of December 31, 2010 by source of value determination:

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$7,447	15.0%
Fair value based on external sources (1)	42,235	85.0
Total	$49,682	100.0%

(1) Includes $3.56 billion that are valued using broker quotes.

For more detailed information on our accounting policy for the fair value of financial assets and the financial assets by level in the fair value hierarchy, see Notes 2 and 6 of the consolidated financial statements.

Impairment of fixed income and equity securities  For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of certain other items and deferred income taxes (as disclosed in Note 5), is reported as a component of accumulated other comprehensive income on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a write-down is recorded due to an other-than-temporary decline in fair value.  We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.

For each fixed income security in an unrealized loss position, we assess whether management with the appropriate authority has made the decision to sell or whether it is more likely than not we will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes.  If a security meets either of these criteria, the security’s decline in fair value is considered other than temporary and is recorded in earnings.

If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.  We use our best estimate of future cash flows expected to be collected from the fixed income security discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists.  The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security.  All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected.  That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements.  Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered.  The estimated fair value of collateral will be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement.  If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings.  The portion of the unrealized loss related to factors other than credit remains classified in accumulated other comprehensive income.  If we determine that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

There are a number of assumptions and estimates inherent in evaluating impairments of equity securities and determining if they are other than temporary, including: 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the length of time and extent to which the fair value has been less than cost; 3) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; and 4) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity.

Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other-than-temporarily impaired, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances that result in changes to management’s intent to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value.  Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized.  The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder’s equity, since our securities are designated as available for sale and carried at fair value and as a result, any related unrealized loss, net of deferred income taxes and related DAC, deferred sales inducement costs (“DSI”) and reserves for life-contingent contract benefits, would already be reflected as a component of accumulated other comprehensive income in shareholder’s equity.

The determination of the amount of other-than-temporary impairment is an inherently subjective process based on periodic evaluation of the factors described above.  Such evaluations and assessments are revised as conditions change and new information becomes available.  We update our evaluations regularly and reflect changes in other-than-temporary impairments in results of operations as such evaluations are revised.  The use of different methodologies and assumptions in the determination of the amount of other-than-temporary impairments may have a material effect on the amounts presented within the consolidated financial statements.

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

DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business.  Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy.  The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits.  Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur.  Generally, the amortization periods for these policies approximates the estimated lives of the policies.  The recovery of DAC is dependent upon the future profitability of the business.  We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience.  We aggregate all traditional life insurance products and immediate annuities with life contingencies in the analysis.  In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency.  In 2010 and 2009, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.  In 2008, for traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million pre-tax ($219 million after-tax) resulted primarily from a study indicating that the annuitants on certain life-contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield.  The deficiency was recorded through a reduction in DAC.

DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits (“AGP”) and estimated future gross profits (“EGP”) expected to be earned over the estimated lives of the contracts.  The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts.  Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities.  The cumulative DAC amortization is reestimated and adjusted by a cumulative charge or credit to results of operations when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.

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

Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance.  This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in force and realized capital gains and losses on investments supporting the product liability.  The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss.  If the AGP is greater than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally increase, resulting in a current period decrease to earnings.  The opposite result generally occurs when the AGP is less than the EGP in the period, but the total EGP is unchanged.  However, when DAC amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements.  Negative amortization is only recorded when the increased DAC balance is determined to be recoverable based on facts and circumstances.  Negative amortization was not recorded for certain fixed annuities during 2010, 2009 and 2008 periods in which significant capital losses were realized on their related investment portfolio.  For products whose supporting investments are exposed to capital losses in excess of our expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC amortization may be modified to exclude the excess credit losses.

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

($ in millions)	2010	2009	2008
Investment margin	$15	$(399)	$(303)
Benefit margin	(45)	128	35
Expense margin	43	(7)	(61)
Net deceleration (acceleration)	$13	$(278)	$(329)

In 2010, DAC amortization deceleration related to changes in the investment margin component of EGP primarily related to interest-sensitive life insurance and was due to higher than previously projected investment income and lower interest credited, partially offset by higher projected realized capital losses.  The acceleration related to benefit margin was primarily due to lower projected renewal premium (which is also expected to reduce persistency) on interest-sensitive life insurance, partially offset by higher than previously projected revenues associated with variable life insurance due to appreciation in the underlying separate account valuations.  The deceleration related to expense margin resulted from current and expected expense levels lower than previously projected.  DAC amortization acceleration related to changes in the investment margin component of EGP in the first quarter of 2009 was primarily due to an increase in the level of expected realized capital losses in 2009 and 2010.  The deceleration related to benefit margin was due to more favorable projected life insurance mortality.  The acceleration related to expense margin resulted from current and expected expense levels higher than previously projected.  DAC amortization acceleration related to changes in the investment margin component of EGP in 2008 was primarily due to the level of realized capital losses impacting actual gross profits in 2008 and the impact of realized capital losses on expected gross profits in 2009.  The deceleration related to benefit margin was due to more favorable projected life insurance mortality.  The acceleration related to expense margin resulted from current and expected expense levels higher than previously expected.

The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2010.

($ in millions)	December 31, 2010
Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$70
Decrease in future investment margins of 25 basis points	$(78)

Decrease in future life mortality by 1%	$19
Increase in future life mortality by 1%	$(20)

Any potential changes in assumptions discussed above are measured without consideration of correlation among assumptions.  Therefore, it would be inappropriate to add them together in an attempt to estimate overall variability in amortization.

For additional detail related to DAC, see the Operations section of this document.

Reserve for life-contingent contract benefits estimation  Due to the long term nature of traditional life insurance, life-contingent immediate annuities and voluntary health products, benefits are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums.  Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under these insurance policies.  These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration.  Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields.  Mortality, morbidity and policy termination assumptions are based on our experience and industry experience.  Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.  These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period.  However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material adverse effect on our operating results and financial condition.  We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience.  In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.  In 2010 and 2009, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.  In 2008, for traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million pre-tax ($219 million after-tax) resulted primarily from a study indicating that the annuitants on certain life-contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield.  The deficiency was recorded through a reduction in DAC.  We will continue to monitor the experience of our traditional life insurance and immediate annuities.  We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC.

For further detail on the reserve for life-contingent contract benefits, see Note 8 of the consolidated financial statements.

2010 HIGHLIGHTS

•               Net loss was $28 million in 2010 compared to $547 million in 2009.

•               Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $1.45 billion in 2010 an increase of 4.4% or $61 million from $1.39 billion in 2009.

•               Net realized capital losses totaled $513 million in 2010 compared to $420 million in 2009.

•               During 2010, amortization deceleration (credit to income) of $13 million was recorded related to our annual comprehensive review of the DAC and DSI balances and assumptions for our interest-sensitive life, fixed annuities and other investment contracts.  This compares to DAC and DSI amortization acceleration (charge to income) of $323 million in 2009.

•               Investments as of December 31, 2010 totaled $59.44 billion, reflecting a decrease in carrying value of $775 million from $60.22 billion as of December 31, 2009.  Net investment income decreased 7.2% to $2.76 billion in 2010 from $2.97 billion in 2009.

•               Contractholder funds as of December 31, 2010 totaled $46.46 billion, reflecting a decrease of $4.39 billion from $50.85 billion as of December 31, 2009.

OPERATIONS

Overview and strategy  We are a major provider of life insurance, retirement and investment products.  We serve our customers through Allstate exclusive agencies and non-proprietary distribution channels.  Our strategic vision is to reinvent protection and retirement for the consumer and our purpose is to create financial value on a standalone basis and to add strategic value to The Allstate Corporation.

To fulfill our purpose, our primary objectives are to deepen relationships with Allstate customers by adding financial services to their suite of products with Allstate and improve profitability by decreasing earnings volatility, increasing our returns, and improving our capital position.  We bring value to our ultimate parent, The Allstate Corporation (the “Corporation”), in three principal ways: through profitable growth, improving the economics of the Corporation’s property-liability insurance business through increased customer loyalty and renewal rates by cross selling our products to their customers, and by bringing new customers to Allstate.  We continue to shift our mix of products in force by decreasing spread based products, principally fixed annuities and institutional products, and through growth of underwritten products having mortality or morbidity risk, principally life insurance products.  In addition to focusing on higher return markets, products, and distribution channels, we continue to emphasize capital efficiency and enterprise risk and return management strategies and actions.

Our strategy provides a platform to profitably grow our business.  Based upon Allstate’s strong financial position and brand, we have a unique opportunity to cross-sell to our customers.  Through Allstate exclusive agencies we will leverage the trusted customer relationships to serve those who are looking for assistance in meeting their protection and retirement needs by providing them with the information, products and services that they need.

Our products include interest-sensitive, traditional and variable life insurance; fixed annuities such as deferred and immediate annuities; voluntary accident and health insurance; and funding agreements backing medium-term notes, which we offer on an opportunistic basis.  Our products are sold through multiple distribution channels including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies), and specialized structured settlement brokers.  Our institutional product line consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

Outlook

•                  We plan to continue to increase sales of underwritten insurance products and tailor the focus of product offerings to better serve the needs of everyday Americans.

•                  Our growth initiatives will be focused on increasing the number of customers served through the Allstate proprietary channel.

•                  We will continue to focus on improving returns and reducing our concentration in spread based products resulting in net reductions in contractholder funds obligations.

•                  We expect lower investment spread due to reduced contractholder funds and the continuing low interest rate environment.  As interest rates remain below the aggregate portfolio yield, the amount by which the low interest rate environment will reduce our investment spread is contingent on our ability to maintain the portfolio yield and lower interest crediting rates on spread based products, which could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees, and may not match the timing or magnitude of changes in asset yields.  Also, a significant amount of our invested assets are used to support our capital and non-spread based products, which do not provide this offsetting opportunity.

Summary analysis   Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2010	2009	2008
Revenues
Premiums	$592	$581	$585
Contract charges	991	952	911
Net investment income	2,760	2,974	3,720
Realized capital gains and losses	(513)	(420)	(3,052)
Total revenues	3,830	4,087	2,164

Costs and expenses
Contract benefits	(1,496)	(1,402)	(1,397)
Interest credited to contractholder funds	(1,764)	(2,076)	(2,356)
Amortization of DAC	(272)	(888)	(643)
Operating costs and expenses	(329)	(321)	(383)
Restructuring and related charges	3	(24)	(1)
Interest expense	(44)	(42)	(16)
Total costs and expenses	(3,902)	(4,753)	(4,796)

Gain (loss) on disposition of operations	6	7	(4)
Income tax benefit	38	112	946
Net loss	$(28)	$(547)	$(1,690)

Investments as of December 31	$59,442	$60,217	$59,772

Net loss in 2010 was $28 million compared to $547 million in 2009.  The improvement of $519 million was primarily due to lower amortization of DAC, decreased interest credited to contractholder funds and higher premiums and contract charges, partially offset by lower net investment income, higher contract benefits and increased net realized capital losses.

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

Analysis of revenues  Total revenues decreased 6.3% or $257 million in 2010 compared to 2009 due to lower net investment income and higher net realized capital losses, partially offset by higher premiums and contract charges.  Total revenues increased 88.9% or $1.92 billion in 2009 compared to 2008 due primarily to a $2.63 billion decrease in net realized capital losses, partially offset by a $746 million decline in net investment income.

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

The following table summarizes premiums and contract charges by product for the years ended December 31.

($ in millions)	2010	2009	2008

Underwritten products
Traditional life insurance premiums	$399	$387	$368
Accident and health insurance premiums	96	92	85
Interest-sensitive life insurance contract charges	952	907	855
Subtotal	1,447	1,386	1,308

Annuities
Immediate annuities with life contingencies premiums	97	102	132
Other fixed annuity contract charges	39	45	56
Subtotal	136	147	188

Premiums and contract charges (1)	$1,583	$1,533	$1,496

(1)    Total contract charges include contract charges related to the cost of insurance totaling $627 million, $606 million and $572 million in 2010, 2009 and 2008, respectively.

Total premiums and contract charges increased 3.3% in 2010 compared to 2009 primarily due to higher contract charges on interest-sensitive life insurance products resulting from a shift in the mix of policies in force to contracts with higher cost of insurance rates and policy administration fees.  In addition, increased traditional life insurance premiums in 2010 were primarily due to lower reinsurance premiums resulting from higher retention, partially offset by lower renewal premiums and decreased sales.

Total premiums and contract charges increased 2.5% in 2009 compared to 2008 due to higher contract charges on interest-sensitive life insurance products resulting from increases in certain policy administration fees, increased renewal premium on traditional life insurance and higher premiums on traditional life insurance and voluntary accident and health insurance assumed from American Heritage Life Insurance Company (“AHL”), an unconsolidated affiliate, partially offset by lower sales of immediate annuities with life contingencies.

Contractholder funds represent interest-bearing liabilities arising from the sale of individual and institutional products, such as interest-sensitive life insurance, fixed annuities and funding agreements. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.  The following table shows the changes in contractholder funds for the years ended December 31.

($ in millions)	2010	2009	2008
Contractholder funds, beginning balance	$50,850	$56,780	$60,464

Deposits
Fixed annuities	931	1,963	3,801
Institutional products (funding agreements)	--	--	4,158
Interest-sensitive life insurance	1,429	1,361	1,325
Other	3	3	2
Total deposits	2,363	3,327	9,286

Interest credited	1,752	1,974	2,350

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(1,833)	(4,773)	(8,599)
Benefits	(1,537)	(1,553)	(1,701)
Surrenders and partial withdrawals	(4,166)	(4,086)	(4,329)
Contract charges	(921)	(860)	(819)
Net transfers from separate accounts	11	11	19
Fair value hedge adjustments for institutional products	(196)	25	(56)
Other adjustments (1)	135	5	165
Total maturities, benefits, withdrawals and other adjustments	(8,507)	(11,231)	(15,320)
Contractholder funds, ending balance	$46,458	$50,850	$56,780

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

Contractholder funds decreased 8.6%, 10.4% and 6.1% in 2010, 2009 and 2008, respectively.  Average contractholder funds decreased 9.6% in 2010 compared to 2009 and 8.2% in 2009 compared to 2008.

Contractholder deposits decreased 29.0% in 2010 compared to 2009 due to lower deposits on fixed annuities.  Deposits on fixed annuities decreased 52.6% in 2010 compared to 2009 due to our strategic decision to discontinue distributing fixed annuities through banks and broker-dealers and our goal to reduce our concentration in spread based products and improve returns on new business.

Contractholder deposits decreased 64.2% in 2009 compared to 2008 because there were no issuances of institutional products in 2009 compared to $4.16 billion in 2008 and due to lower deposits on fixed annuities in 2009.  Sales of our institutional products vary from period to period based on management’s assessment of market conditions, investor demand and operational priorities such as our focus beginning in 2009 on reducing our concentration in spread based products.  Deposits on fixed annuities decreased 48.4% in 2009 compared to 2008 due to pricing actions to improve returns on new business and reduce our concentration in spread based products.

Maturities and retirements of institutional products decreased 61.6% to $1.83 billion in 2010 from $4.77 billion in 2009.  During 2009, we retired all of our remaining outstanding extendible institutional market obligations totaling $1.45 billion.  In addition, 2009 included the redemption of $1.39 billion of institutional product liabilities in conjunction with cash tender offers.

Maturities and retirements of institutional products decreased 44.5% to $4.77 billion in 2009 from $8.60 billion in 2008.  The decrease was primarily due to lower retirements of extendible institutional market obligations in 2009 compared to 2008, partially offset by the redemption in 2009 of institutional product liabilities in accordance with the cash tender offers.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 2.0% to $4.17 billion in 2010 from $4.09 billion in 2009, and decreased 5.6% in 2009 from $4.33 billion in 2008.  In 2010, the increase was due to higher surrenders and partial withdrawals on fixed annuities.  In 2009, the decrease was due to lower surrenders and partial withdrawals on traditional fixed annuities, partially offset by higher surrenders and partial withdrawals on market value adjusted annuities and interest-sensitive life insurance.  The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.2% in 2010 compared to 9.7% in 2009 and 10.3% in 2008.

Analysis of costs and expenses  Total costs and expenses decreased 17.9% or $851 million in 2010 compared to 2009 primarily due to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher contract benefits.  Total costs and expenses decreased 0.9% or $43 million in 2009 compared to 2008 primarily due to lower interest credited to contractholder funds and operating costs and expenses, partially offset by higher amortization of DAC and restructuring and related charges.

Contract benefits increased 6.7% or $94 million in 2010 compared to 2009 primarily due to higher contract benefits on interest-sensitive life insurance products, partially offset by lower contract benefits on immediate annuities with life contingencies.  The increase in contract benefits on interest-sensitive life insurance was primarily due to the reestimation of reserves for certain secondary guarantees on universal life insurance policies and higher mortality experience resulting from an increase in average claim size and higher incidence of claims.  Lower contract benefits on immediate annuities with life contingencies were due to the reestimation of reserves for benefits payable to certain annuitants to reflect current contractholder information.

The reserve reestimations utilized more refined policy level information and assumptions in the second quarter of 2010.  The increase in reserves for certain secondary guarantees on universal life insurance policies resulted in a charge to contract benefits of $68 million and a related reduction in amortization of DAC of $50 million.  The decrease in reserves for immediate annuities resulted in a credit to contract benefits of $26 million.  The net impact was an increase to income of $8 million, pre-tax.

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

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $549 million, $558 million and $552 million in 2010, 2009 and 2008, respectively.

The benefit spread by product group is disclosed in the following table for the years ended December 31.

($ in millions)	2010	2009	2008
Life insurance	$267	$350	$345
Accident and health insurance	30	26	29
Annuities	(25)	(33)	(62)
Total benefit spread	$272	$343	$312

Benefit spread decreased 20.7% or $71 million in 2010 compared to 2009.  The decrease was primarily due to higher mortality experience on interest-sensitive life insurance and reestimations of reserves that increased contract benefits for interest-sensitive life insurance and decreased contract benefits for immediate annuities, partially offset by higher cost of insurance contract charges on interest-sensitive life insurance.

Benefit spread increased 9.9% or $31 million in 2009 compared to 2008 primarily due to improved mortality experience on annuities.

Interest credited to contractholder funds decreased 15.0% or $312 million in 2010 compared to 2009 primarily due to lower average contractholder funds and management actions to reduce interest crediting rates on deferred fixed annuities and interest-sensitive life insurance.  In addition, the decline in 2010 also reflects lower amortization of DSI.

Amortization of DSI in 2010 was $27 million compared to $129 million in 2009.  The decline in amortization of DSI in 2010 was primarily due to a $46 million decrease in amortization relating to realized capital gains and losses and a $38 million reduction in amortization acceleration for changes in assumptions.

Interest credited to contractholder funds decreased 11.9% or $280 million in 2009 compared to 2008 primarily due to lower average contractholder funds and, to a lesser extent, decreased weighted average interest crediting rates on deferred fixed annuities and institutional products, partially offset by higher amortization of DSI.  Amortization of DSI in 2009 and 2008 was $129 million and $53 million, respectively.  The increase primarily relates to an unfavorable change in amortization relating to realized capital gains and losses of $132 million, partially offset by a $32 million decline in amortization acceleration due to changes in assumptions, which in 2009 and 2008 increased interest credited to contractholder funds by $38 million and $70 million, respectively.

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

The investment spread by product group is shown in the following table for the years ended December 31.

($ in millions)	2010	2009	2008
Annuities and institutional products	$179	$126	$459
Life insurance	38	3	45
Accident and health insurance	8	8	5
Net investment income on investments supporting capital	222	203	303
Total investment spread	$447	$340	$812

Investment spread increased 31.5% or $107 million in 2010 compared to 2009 as lower net investment income was more than offset by decreased interest credited to contractholder funds, which includes lower amortization of DSI.  Excluding amortization of DSI, investment spread increased 1.1% or $5 million in 2010 compared to 2009.

Investment spread declined 58.1% or $472 million in 2009 compared to 2008.  This decline reflects lower net investment income, partially offset by decreased interest credited to contractholder funds.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for 2010, 2009 and 2008.

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Interest-sensitive life insurance	5.5%	5.5%	6.0%	4.4%	4.6%	4.6%	1.1%	0.9%	1.4%
Deferred fixed annuities and institutional products	4.4	4.5	5.2	3.3	3.4	3.7	1.1	1.1	1.5
Immediate fixed annuities with and without life contingencies	6.4	6.3	6.8	6.4	6.5	6.5	--	(0.2)	0.3
Investments supporting capital, traditional life and other products	3.9	3.2	5.3	n/a	n/a	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	2010	2009	2008
Immediate fixed annuities with life contingencies	$8,692	$8,449	$8,350
Other life contingent contracts and other	4,060	3,807	3,906
Reserve for life-contingent contract benefits	$12,752	$12,256	$12,256

Interest-sensitive life insurance	$10,061	$9,662	$9,308
Deferred fixed annuities	29,337	32,164	33,734
Immediate fixed annuities without life contingencies	3,797	3,866	3,891
Institutional products	2,650	4,370	8,974
Market value adjustments related to fair value hedges and other	613	788	873
Contractholder funds	$46,458	$50,850	$56,780

The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum.  Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life and institutional products totaling $12.65 billion of contractholder funds have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	As of December 31, 2010
	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds

Annuities with annual crediting rate resets	3.06%	3.07%	$ 12,688
Annuities with multi-year rate guarantees: (1)
Resetable in next 12 months	1.62	4.37	2,597
Resetable after 12 months	1.76	3.98	8,503
Interest-sensitive life	3.97	4.47	10,023

_____________

(1)  These contracts include interest rate guarantee periods which are typically 5 or 6 years.

Amortization of DAC decreased 69.4% or $616 million in 2010 compared to 2009 and increased 38.1% or $245 million in 2009 compared to 2008.  The components of amortization of DAC are summarized in the following table for the years ended December 31.

($ in millions)	2010	2009	2008
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions and premium deficiency	$(243)	$(394)	$(493)
(Amortization) accretion relating to realized capital gains and losses	(42)	(216)	515
Amortization deceleration (acceleration) for changes in assumptions (“DAC unlocking”)	13	(278)	(329)
Amortization charge relating to premium deficiency	--	--	(336)
Total amortization of DAC	$(272)	$(888)	$(643)

The decrease of $616 million in 2010 was primarily due to a favorable change in amortization acceleration/deceleration for changes in assumptions, lower amortization relating to realized capital gains and losses, a decreased amortization rate on fixed annuities and lower amortization from decreased benefit spread on interest-sensitive life insurance due to the reestimation of reserves.  The increase of $245 million in 2009 compared to 2008 was primarily due to an unfavorable change in amortization relating to realized capital gains and losses, partially offset by the absence of additional amortization recorded in 2008 in connection with a premium deficiency assessment, lower amortization resulting from decreased investment spread on deferred fixed annuities, and a decline in amortization acceleration due to changes in assumptions.

The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.  In 2010, DAC amortization relating to realized capital gains and losses resulted primarily from realized capital gains on derivatives and sales of fixed income securities.  In 2009, DAC amortization relating to realized capital gains and losses resulted primarily from realized capital gains on derivatives.  Additionally, DAC amortization in 2010 and 2009 reflects our decision in the second half of 2009 not to recapitalize DAC for credit or derivative losses on investments supporting certain fixed annuities following concerns that an increase in the level of expected realized capital losses may reduce EGP and adversely impact the product DAC recoverability.  In 2008, DAC accretion resulted primarily from realized capital losses on derivatives and other-than-temporary impairment losses.

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

In 2009, our annual comprehensive review resulted in the acceleration of DAC amortization (charge to income) of $278 million.  $289 million related to fixed annuities, of which $210 million was attributable to market value adjusted annuities, and $18 million related to variable life insurance.  Partially offsetting these amounts was amortization deceleration for interest-sensitive life insurance of $29 million.  The principal assumption impacting fixed annuity amortization acceleration was an increase in the level of expected realized capital losses in 2009 and 2010.  For interest-sensitive life insurance, the amortization deceleration was due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses.

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

During 2008, indicators emerged that suggested a study of mortality experience for our immediate annuities with life contingences was warranted.  At the same time, the underlying profitability of the traditional life insurance business deteriorated due to lower investment returns and growth.  For traditional life insurance and immediate annuities with life contingencies, an aggregate premium deficiency of $336 million resulted primarily from the experience study indicating that the annuitants on certain life contingent contracts are projected to live longer than we anticipated when the contracts were issued and, to a lesser degree, a reduction in the related investment portfolio yield.  The deficiency was recorded through a reduction in DAC.  There was no similar charge to income recorded in 2010 or 2009.

The changes in the DAC asset are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Other		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Beginning balance	$402	$368	$2,099	$2,290	$1,158	$4,035	$5	$8	$3,664	$6,701

Acquisition costs deferred	76	82	255	217	52	104	--	--	383	403

Impact of adoption of new OTTI accounting before unrealized impact (1)	--	--	--	(6)	--	(170)	--	--	--	(176)
Impact of adoption of new OTTI accounting effect of unrealized capital gains and losses (2)	--	--	--	6	--	170	--	--	--	176
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions (3)	(50)	(48)	(121)	(157)	(71)	(186)	(1)	(3)	(243)	(394)
Accretion (amortization) relating to realized capital gains and losses (3)	--	--	15	(4)	(57)	(212)	--	--	(42)	(216)
Amortization deceleration (acceleration) for changes in assumptions (“DAC unlocking”) (3)	--	--	14	11	(1)	(289)	--	--	13	(278)
Effect of unrealized capital gains and losses (4)	--	--	(142)	(258)	(651)	(2,294)	--	--	(793)	(2,552)

Ending balance	$428	$402	$2,120	$2,099	$430	$1,158	$4	$5	$2,982	$3,664

_________________

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

(3) Included as a component of amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.

(4) Represents the change in the DAC adjustment for unrealized capital gains and losses.  The DAC adjustment balance was $78 million and $871 million as of December 31, 2010 and 2009, respectively, and represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.  Recapitalization of DAC is limited to the originally deferred policy acquisition costs plus interest.

Operating costs and expenses increased 2.5% or $8 million in 2010 compared to 2009, and decreased 16.2% or $62 million in 2009 compared to 2008.  The following table summarizes operating costs and expenses.

($ in millions)	2010	2009	2008
Non-deferrable acquisition costs	$82	$81	$82
Other operating costs and expenses	247	240	301
Total operating costs and expenses	$329	$321	$383

Restructuring and related charges	$(3)	$24	$1

Non-deferrable acquisition costs increased 1.2% or $1 million in 2010 compared to 2009 primarily due to higher premium taxes, partially offset by decreased commission expenses.  Other operating costs and expenses increased 2.9% or $7 million in 2010 compared to 2009 primarily due to lower reinsurance expense allowances resulting from higher retention.  In 2010, these increased costs were partially offset by our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.

Non-deferrable acquisition costs in 2009 were consistent with 2008.  Other operating costs and expenses decreased 20.3% or $61 million in 2009 compared to 2008 primarily due to our expense reduction actions, which resulted in lower employee, professional services and sales support expenses.

During 2009, restructuring and related charges of $24 million were recorded in connection with our previously announced plan to improve efficiency and narrow our focus of product offerings.  In accordance with this plan, among other actions, we eliminated approximately 1,000 workforce positions relative to December 31, 2008 levels through a combination of attrition, position elimination and outsourcing.  This reduction reflected approximately 30% of our work force at the time the plan was initiated.  Through our actions completed as of December 31, 2010, we anticipate that we will exceed our targeted annual savings of $90 million beginning in 2011.

Income tax benefit of $38 million was recognized for 2010 compared to tax benefits of $112 million and $946 million in 2009 and 2008, respectively.  Income tax benefit for 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax benefit.

Our effective tax rate is impacted by tax favored investment income such as dividends qualifying for the dividends received deduction (“DRD”).  In 2007, the Internal Revenue Service announced its intention to issue regulations dealing with certain computational aspects of the DRD related to separate account assets (“separate accounts DRD”).  The ultimate timing and substance of any such regulations are unknown at this time, but may result in the elimination of some or all of the separate accounts DRD tax benefit reflected as a component of income tax expense.  We recognized a tax benefit from the separate accounts DRD of $13 million, $15 million and $15 million in 2010, 2009 and 2008, respectively.

Reinsurance ceded  We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses.  In addition, we have used reinsurance to effect the acquisition or disposition of certain blocks of business.  We retain primary liability as a direct insurer for all risks ceded to reinsurers.  As of December 31, 2010 and 2009, 45% and 47%, respectively, of our face amount of life insurance in force was reinsured.  Additionally, we ceded substantially all of the risk associated with our variable annuity business and we cede 100% of the morbidity risk on substantially all of our long-term care contracts.

Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	Standard & Poor’s financial strength rating (3)	Reinsurance recoverable on paid and unpaid benefits
		2010	2009
Prudential Insurance Company of America	AA-	$1,633	$1,507
Employers Reassurance Corporation	A+	853	745
Transamerica Life Group	AA-	402	374
RGA Reinsurance Company	AA-	358	351
Swiss Re Life and Health America, Inc.	A+	210	199
Paul Revere Life Insurance Company	A-	140	146
Scottish Re Group (1)	N/A	136	137
Munich American Reassurance	AA-	124	120
Security Life of Denver	A	79	91
Manulife Insurance Company	AA-	68	71
Lincoln National Life Insurance	AA-	64	64
Triton Insurance Company	N/A	58	61
American Health & Life Insurance Co.	N/A	50	51
Other (2)		102	99
Total		$4,277	$4,016

_____________________

(1)      The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group as of December 31, 2010 comprised $73 million related to Scottish Re Life Corporation and $63 million related to Scottish Re (U.S.), Inc.  The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group as of December 31, 2009 comprised $74 million related to Scottish Re Life Corporation and $63 million related to Scottish Re (U.S.), Inc.

(2)      As of December 31, 2010 and 2009, the other category includes $86 million and $82 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor’s (“S&P”).

(3)      N/A reflects no rating available.

Certain of our reinsurers experienced rating downgrades in 2010 by S&P, including Security Life of Denver and Manulife Insurance Company.  We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed.  No amounts have been deemed unrecoverable in the three-years ended December 31, 2010.

INVESTMENTS 2010 HIGHLIGHTS

•                  Investments as of December 31, 2010 totaled $59.44 billion, a decrease of 1.3% from $60.22 billion as of December 31, 2009.

•                  Unrealized net capital gains totaled $758 million as of December 31, 2010, improving from unrealized net capital losses of $2.18 billion as of December 31, 2009.

•                  As of December 31, 2010, the fair value for our below investment grade fixed income securities with gross unrealized losses totaled $2.01 billion compared to $1.96 billion as of December 31, 2009.  The gross unrealized losses for these securities totaled $703 million as of December 31, 2010, an improvement of 40.0% from $1.17 billion as of December 31, 2009.

•                  Net investment income was $2.76 billion in 2010, a decrease of 7.2% from $2.97 billion in 2009.

•                  Net realized capital losses were $513 million in 2010 compared to net realized capital losses of $420 million in 2009.

•                  During 2010, our fixed income and mortgage loan portfolio generated $6.52 billion of cash flows from interest and maturities.

INVESTMENTS

Overview and strategy  The return on our investment portfolio is an important component of our financial results.  Our investment strategy focuses on the total return of assets needed to support the underlying liabilities, asset-liability management and achieving an appropriate return on capital.

We employ a strategic asset allocation approach which uses models that consider the nature of the liabilities and risk tolerances, as well as the risk and return parameters of the various asset classes in which we invest.  This asset allocation is informed by our global economic and market outlook, as well as other inputs and constraints, including diversification effects, duration, liquidity and capital considerations.  Within the ranges set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions.

Risk mitigation

We continue to focus our strategic risk mitigation efforts towards managing interest rate, credit and credit spreads and real estate investment risks, while our return optimization efforts focus on investing in new opportunities to generate income and capital appreciation.  As a result, during 2010 we took the following actions:

•	Reduced our commercial real estate exposure by 19.6% or $2.30 billion of amortized cost primarily through targeted dispositions and principal repayments from borrowers.
•	Reduced our municipal bond exposure, net of purchases, by 7.2% or $399 million of amortized cost primarily through targeted dispositions, prepayments and scheduled maturities.

Investments outlook

For 2011, we expect the U.S. and other developed economies to recover at a moderate pace, with greater growth in developing and emerging countries.  These increasing growth expectations should move equity prices higher.  Expected tightening of monetary policy will drive interest rates moderately higher.  With expected growth in the economy, credit markets should continue to improve, but challenges will remain in certain segments such as municipal bonds.  As a result, we plan to focus on the following priorities:

•                  Optimizing our allocation of assets to align with changes in our liabilities.

•                  Continuing to explore global investments in areas of emerging opportunity with higher prospects for growth.

•                  Managing the impact of gradually rising rates on our fixed income portfolio.

•                  Continuing to favor credit risk.

As a result of these actions and market conditions:

•                  Invested assets and income are expected to decline in line with reductions in contractholder obligations.

•                  Our risk and return optimization actions will be designed to help maintain portfolio yields.

Portfolio composition  The composition of the investment portfolio as of December 31, 2010 is presented in the table below.  Also see Notes 2 and 5 of the consolidated financial statements for investment accounting policies and additional information.

($ in millions)		Percent to total
Fixed income securities (1)	$48,214	81.1%
Mortgage loans	6,553	11.0
Equity securities (2)	211	0.4
Limited partnership interests (3)	1,272	2.1
Short-term (4)	1,257	2.1
Policy loans	841	1.4
Other	1,094	1.9
Total	$59,442	100.0%

_____________________

(1)     Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $47.49 billion.

(2)     Equity securities are carried at fair value.  Cost basis for these securities was $164 million.

(3)     We have commitments to invest in additional limited partnership interests totaling $731 million.

(4)     Short-term investments are carried at fair value.  Amortized cost basis for these investments was $1.26 billion.

Total investments decreased to $59.44 billion as of December 31, 2010, from $60.22 billion as of December 31, 2009, primarily due to net reductions in contractholder obligations, partially offset by higher valuations for fixed income securities.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically defined as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation of fixed income securities during 2010 was mainly due to declining risk-free interest rates and tightening of credit spreads in certain sectors.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of December 31, 2010	Percent to total investments	Fair value as of December 31, 2009	Percent to total investments
U.S. government and agencies	$3,494	5.9%	$3,581	5.9%
Municipal	4,973	8.4	5,109	8.5
Corporate	28,650	48.2	27,539	45.7
Foreign government	2,257	3.8	2,153	3.6
Residential mortgage-backed securities (“RMBS”)	4,355	7.3	4,666	7.8
Commercial mortgage-backed securities (“CMBS”)	1,903	3.2	2,468	4.1
Asset-backed securities (“ABS”)	2,567	4.3	2,127	3.5
Redeemable preferred stock	15	--	15	--
Total fixed income securities	$48,214	81.1%	$47,658	79.1%

As of December 31, 2010, 92.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, or Realpoint, a rating of aaa, aa, a, or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of December 31, 2010.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$3,494	$236	$--	$--	$--	$--

Municipal
Tax exempt	--	--	28	--	--	--
Taxable	188	(1)	2,589	(18)	1,082	(37)
ARS	408	(26)	16	(2)	37	(5)

Corporate
Public	727	13	1,675	76	5,670	289
Privately placed	599	12	1,608	44	3,458	162

Foreign government	1,415	240	147	5	391	33

RMBS
U.S. government sponsored entities (“U.S. Agency”)	2,204	95	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	364	4	62	(1)	154	3
Alt-A residential mortgage-backed securities (“Alt-A”)	34	--	49	(6)	89	(4)
Subprime residential mortgage-backed securities (“Subprime”)	49	(2)	245	(54)	52	(15)

CMBS	1,058	40	241	(8)	150	(18)

ABS
Collateralized debt obligations (“CDO”)	12	(1)	509	(15)	447	(43)
Consumer and other asset-backed securities (“Consumer and other ABS”)	288	6	185	1	231	(1)

Redeemable preferred stock	--	--	1	--	--	--

Total fixed income securities	$10,840	$616	$7,355	$22	$11,761	$364

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$3,494	$236

Municipal
Tax exempt	33	3	--	--	61	3
Taxable	462	(72)	78	(36)	4,399	(164)
ARS	41	(8)	11	(4)	513	(45)

Corporate
Public	6,978	331	956	29	16,006	738
Privately placed	5,795	167	1,184	18	12,644	403

Foreign government	304	17	--	--	2,257	295

RMBS
U.S. Agency	--	--	--	--	2,204	95
Prime	7	--	245	(3)	832	3
Alt-A	22	(6)	222	(36)	416	(52)
Subprime	53	(15)	504	(279)	903	(365)

CMBS	318	(99)	136	(133)	1,903	(218)

ABS
CDO	278	(73)	482	(69)	1,728	(201)
Consumer and other ABS	110	(1)	25	(5)	839	--

Redeemable preferred stock	14	--	--	--	15	--

Total fixed income securities	$14,415	$244	$3,843	$(518)	$48,214	$728

Municipal bonds, including taxable, ARS and tax exempt securities, totaled $4.97 billion as of December 31, 2010 with an unrealized net capital loss of $206 million.

As of December 31, 2010, 32.5% or $1.62 billion of our municipal bond portfolio is insured by six bond insurers and 40.3% of these securities have a credit rating of Aa.  59.6% of our insured municipal bond portfolio was insured by National Public Finance Guarantee Corporation, Inc., 21.1% by Assured Guaranty Municipal Corporation, 15.4% by Ambac Assurance Corporation and 1.9% by Syncora Holdings.  Given the effects of the economic crisis on bond insurers, the value inherent in this insurance has declined.  We believe the fair value of our insured municipal bond portfolio substantially reflects the decline in the value of the insurance, and further related valuation declines, if any, are not expected to be material.  Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor.  We currently expect to receive all contractual cash flows from the primary obligor and are not relying on bond insurers for payments.

ARS totaled $513 million with an unrealized net capital loss of $45 million as of December 31, 2010.  Our holdings primarily have a credit rating of Aaa.  All of our holdings are collateralized by pools of student loans for which at least 85% of the collateral was insured by the U.S. Department of Education at the time we purchased the security.  As of December 31, 2010, $348 million of our ARS backed by student loans was 100% insured by the U.S. Department of Education, $106 million was 90% to 99% insured and $37 million was 80% to 89% insured.  All of our student loan ARS holdings are experiencing failed auctions and we receive the failed auction rate or, for those which contain maximum reset rate formulas, we receive the contractual maximum rate.  We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate.  Auctions continue to be conducted as scheduled for each of the securities.

Corporate bonds, including publicly traded and privately placed, totaled $28.65 billion as of December 31, 2010 with an unrealized net capital gain of $1.14 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  49.4% of the privately placed corporate securities in our portfolio are rated by an independent rating agency and substantially all are rated by the National Association of Insurance Commissioners (“NAIC”).

Our portfolio of privately placed securities is broadly diversified by issuer, industry sector and country.  The portfolio is made up of 535 issuers.  Privately placed corporate obligations contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities.  Additionally, investments in these securities are made after extensive due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities.  Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position.  Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.

Foreign government securities totaled $2.26 billion, with 100% rated investment grade, as of December 31, 2010.  Of these securities, 60.8% are backed by the U.S. government and the remaining 39.2% are highly diversified across foreign governments.

RMBS, CMBS and ABS are structured securities that are primarily collateralized by residential and commercial real estate loans and other consumer or corporate borrowings.  The cash flows from the underlying collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a “class”, qualifies for a specific original rating.  For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving principal repayments on the underlying collateral and retains this priority until the class is paid in full.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings.  The payment priority and class subordination included in these securities serves as credit enhancement for holders of the senior or top portions of the structures.  These securities continue to retain the payment priority features that existed at the origination of the securitization trust.  Other forms of credit enhancement may include structural features embedded in the securitization trust, such as overcollateralization, excess spread and bond insurance.  The underlying collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or may contain features of both fixed and variable rate mortgages.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $4.36 billion, with 77.7% rated investment grade, as of December 31, 2010.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with our RMBS portfolio is mitigated due to the fact that 50.6% of the portfolio consists of securities that were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $319 million as of December 31, 2010 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to higher risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which began to show signs of stabilization in certain geographic areas in 2010.  The following table shows our RMBS portfolio as of December 31, 2010 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$--	$--	$183	$5	$56	$1	$--	$--	$239	$6
2009	428	7	51	--	8	--	--	--	487	7
2008	280	8	--	--	--	--	--	--	280	8
2007	85	3	139	5	34	(13)	234	(138)	492	(143)
2006	107	6	102	(2)	99	(13)	203	(88)	511	(97)
2005	333	14	123	(8)	97	(5)	273	(88)	826	(87)
Pre-2005	971	57	234	3	122	(22)	193	(51)	1,520	(13)
Total	$2,204	$95	$832	$3	$416	$(52)	$903	$(365)	$4,355	$(319)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of December 31, 2010, $680 million of the Prime had fixed rate underlying collateral and $152 million had variable rate underlying collateral.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  As of December 31, 2010, $340 million of the Alt-A had fixed rate underlying collateral and $76 million had variable rate underlying collateral.

Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $718 million and $184 million of first lien and second lien securities, respectively.  As of December 31, 2010, $424 million of the Subprime had fixed rate underlying collateral and $479 million had variable rate underlying collateral.

CMBS totaled $1.90 billion, with 92.9% rated investment grade, as of December 31, 2010.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 96.9% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio as of December 31, 2010 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$276	$(17)
2006	568	(166)
2005	308	(40)
Pre-2005	751	5
Total CMBS	$1,903	$(218)

The unrealized net capital loss of $218 million as of December 31, 2010 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, largely due to the macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which began to show signs of stabilization in certain geographic areas in 2010.  While CMBS spreads tightened during 2009 and 2010, credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year CMBS.

ABS, including CDO and Consumer and other ABS, totaled $2.57 billion, with 80.2% rated investment grade, as of December 31, 2010.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $201 million as of December 31, 2010 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.73 billion, with 72.1% rated investment grade, as of December 31, 2010.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.34 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $82 million.  The remaining $391 million of securities consisted of synthetic CDO, trust preferred CDO, market value CDO, project finance CDO, collateralized bond obligations and other CLO with unrealized losses of $119 million.

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

Consumer and other ABS totaled $839 million, with 97.0% rated investment grade, as of December 31, 2010.  Consumer and other ABS consists of $421 million of auto and $418 million of other ABS with unrealized gains of $5 million and unrealized losses of $5 million, respectively.

Mortgage loans  Our mortgage loan portfolio totaled $6.55 billion as of December 31, 2010, compared to $7.78 billion as of December 31, 2009, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification by state and metropolitan area.

We recognized $65 million of realized capital losses related to net increases in the valuation allowance on impaired mortgage loans in 2010, primarily due to deteriorating debt service coverage resulting from a decrease in occupancy and the risk associated with refinancing near-term maturities due to declining underlying collateral valuations.  We recognized $96 million of realized capital losses related to net increases in the valuation allowance on impaired loans in 2009.

For further detail on our mortgage loan portfolio, see Note 5 of the consolidated financial statements.

Equity securities  Equity securities include common stocks, exchange traded funds, non-redeemable preferred stocks and real estate investment trust equity investments.  The equity securities portfolio was $211 million as of December 31, 2010 compared to $183 million as of December 31, 2009.  Net unrealized gains totaled $47 million as of December 31, 2010 compared to $24 million as of December 31, 2009.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of December 31, 2010.

($ in millions)	Private equity/ debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$521	$141	$--	$--	$662
Equity method of accounting (“EMA”)	349	138	6	117	610
Total	$870	$279	$6	$117	$1,272

Number of sponsors	78	29	1	6
Number of individual funds	121	55	2	6
Largest exposure to single fund	$25	$17	$5	$25

Our aggregate limited partnership exposure represented 2.1% and 1.7% of total invested assets as of December 31, 2010 and 2009, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification for the years ended December 31.

($ in millions)	2010				2009
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$21	$46	$67	$(5)	$8	$(32)	$(24)	$(44)
Real estate funds	--	(19)	(19)	(18)	--	(103)	(103)	(104)
Hedge funds	--	6	6	--	--	(2)	(2)	--
Total	$21	$33	$54	$(23)	$8	$(137)	$(129)	$(148)

_______________

(1)  Impairment write-downs related to Cost limited partnerships were $22 million and $143 million in 2010 and 2009, respectively.  Impairment write-downs related to EMA limited partnerships were $1 million and $5 million in 2010 and 2009, respectively.

Limited partnership interests, excluding impairment write-downs, produced income of $54 million in 2010 compared to losses of $129 million in 2009.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on Cost limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Short-term investments  Our short-term investment portfolio was $1.26 billion and $1.67 billion as of December 31, 2010 and 2009, respectively.

Policy loans  Our policy loan balance was $841 million and $823 million as of December 31, 2010 and 2009, respectively.  Policy loans are carried at the unpaid principal balances.

Other investments  Our other investments as of December 31, 2010 primarily comprise $387 million of certain derivatives, $322 million of bank loans and $275 million of notes due from related party.  Bank loans are primarily senior secured corporate loans and are carried at amortized cost.  For further detail on the notes due from related party, see Note 4 of the consolidated financial statements.  For further detail on our use of derivatives, see the Net Realized Capital Gains and Losses section of the MD&A and Note 7 of the consolidated financial statements.

Unrealized net capital gains totaled $758 million as of December 31, 2010 compared to unrealized net capital losses of $2.18 billion as of December 31, 2009.  The improvement since December 31, 2009 was primarily a result of declining risk-free interest rates and tightening of credit spreads in certain sectors.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax as of December 31.

($ in millions)	2010	2009
U.S. government and agencies	$236	$155
Municipal	(206)	(469)
Corporate	1,141	225
Foreign government	295	247
RMBS	(319)	(930)
CMBS	(218)	(922)
ABS	(201)	(489)
Redeemable preferred stock	--	(1)
Fixed income securities (1)	728	(2,184)
Equity securities	47	24
Derivatives	(17)	(18)
Unrealized net capital gains and losses, pre-tax	758	(2,178)

Amounts recognized for:
Insurance reserves (2)	(41)	--
DAC and DSI (3)	98	990
Amounts recognized	57	990

Deferred income taxes	(290)	411
Unrealized net capital gains and losses, after-tax	$525	$(777)

_____________

(1) Unrealized net capital gains and losses for fixed income securities as of December 31, 2010 and 2009 comprise $(153) million and $(422) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $881 million and $(1.76) billion, respectively, related to other unrealized net capital gains and losses.

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

The unrealized net capital gains for the fixed income portfolio totaled $728 million and comprised $2.42 billion of gross unrealized gains and $1.69 billion of gross unrealized losses as of December 31, 2010.  This is compared to unrealized net capital losses for the fixed income portfolio totaling $2.18 billion, comprised of $1.65 billion of gross unrealized gains and $3.83 billion of gross unrealized losses as of December 31, 2009.

Gross unrealized gains and losses as of December 31, 2010 on fixed income securities by type and sector are provided in the table below.

($ in millions)	Par	Amortized	Gross unrealized		Fair	Amortized cost as a percent of	Fair value as a percent of
	value (1)	cost	Gains	Losses	value	par value (2)	par value (2)
Corporate:
Banking	$3,101	$3,026	$92	$(143)	$2,975	97.6%	95.9%
Utilities	5,434	5,443	401	(52)	5,792	100.2	106.6
Consumer goods (cyclical and non-cyclical)	4,562	4,623	237	(43)	4,817	101.3	105.6
Financial services	2,524	2,525	107	(28)	2,604	100.0	103.2
Transportation	1,591	1,606	84	(28)	1,662	100.9	104.5
Capital goods	2,989	2,986	199	(26)	3,159	99.9	105.7
Basic industry	1,409	1,423	79	(12)	1,490	101.0	105.7
Technology	1,108	1,124	52	(10)	1,166	101.4	105.2
Communications	1,570	1,567	90	(8)	1,649	99.8	105.0
Energy	1,826	1,847	110	(7)	1,950	101.2	106.8
FDIC guaranteed	95	96	--	--	96	101.1	101.1
Other	1,355	1,243	59	(12)	1,290	91.7	95.2
Total corporate fixed income portfolio	27,564	27,509	1,510	(369)	28,650	99.8	103.9

U.S. government and agencies	3,869	3,258	245	(9)	3,494	84.2	90.3
Municipal	8,239	5,179	88	(294)	4,973	62.9	60.4
Foreign government	2,427	1,962	303	(8)	2,257	80.8	93.0
RMBS	5,113	4,674	132	(451)	4,355	91.4	85.2
CMBS	2,135	2,121	56	(274)	1,903	99.3	89.1
ABS	3,147	2,768	88	(289)	2,567	88.0	81.6
Redeemable preferred stock	14	15	--	--	15	107.1	107.1
Total fixed income securities	$52,508	$47,486	$2,422	$(1,694)	$48,214	90.4	91.8

_______________

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity. These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $705 million, $1.67 billion, $2.85 billion and $1.33 billion, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.4% for corporates, 104.5% for U.S. government and agencies, 98.9% for municipals and 104.2% for foreign governments.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 104.5% for corporates, 107.2% for U.S. government and agencies, 97.2% for municipals and 110.9% for foreign governments.

The banking, utilities, consumer goods, financial services and transportation sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2010.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $47 million and comprised $48 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2010.  This is compared to an unrealized net capital gain for the equity portfolio totaling $24 million, comprised of $31 million of gross unrealized gains and $7 million of gross unrealized losses as of December 31, 2009.  As of December 31, 2010, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position as of December 31, 2010 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

The extent and duration of a decline in fair value for fixed income securities have become less indicative of actual credit deterioration with respect to an issue or issuer.  While we continue to use declines in fair value and the length of time a security is in an unrealized loss position as indicators of potential credit deterioration, our determination of whether a security’s decline in fair value is other than temporary has placed greater emphasis on our analysis of the underlying credit and collateral and related estimates of future cash flows.

The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of December 31, 2010.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$348	$(9)	$--	$--	$348	$(9)
Municipal	2,791	(253)	72	(41)	2,863	(294)
Corporate	5,050	(312)	706	(57)	5,756	(369)
Foreign government	201	(8)	-	--	201	(8)
RMBS	704	(110)	705	(341)	1,409	(451)
CMBS	823	(141)	136	(133)	959	(274)
ABS	1,158	(158)	392	(131)	1,550	(289)
Total	$11,075	$(991)	$2,011	$(703)	$13,086	$(1,694)

We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which began to show signs of stabilization in certain geographic areas in 2010. Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a low risk of default. Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher risk of default.

As of December 31, 2010, 72% of our below investment grade gross unrealized losses were concentrated in RMBS, specifically Alt-A and Subprime, CMBS and ABS, specifically cash flow CLO.  The fair value of these securities totaled $963 million, an increase of 20.5%, compared to $799 million as of December 31, 2009, due to improved valuations resulting from tighter credit spreads driven by lower risk premiums.  Gross unrealized losses on these securities totaled $506 million as of December 31, 2010, a decrease of 38.2%, compared to $819 million as of December 31, 2009, due to improved valuations, impairment write-downs, sales and principal collections, partially offset by the downgrade of certain securities to below investment grade during 2010.

Fair values for our structured securities are obtained from third-party valuation service providers and are subject to review as disclosed in our Application of Critical Accounting Estimates.  In accordance with GAAP, when fair value is less than the amortized cost of a security and we have not made the decision to sell the security and it is not more likely than not we will be required to sell the security before recovery of its amortized cost basis, we evaluate if we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security.  We calculate the estimated recovery value by discounting our best estimate of future cash flows at the security’s original or current effective rate, as appropriate, and compare this to the amortized cost of the security.  If we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors (“non-credit-related”) recognized in OCI.

The non-credit-related unrealized losses for our structured securities, including our below investment grade Alt-A, Subprime, CMBS and cash flow CLO, are heavily influenced by risk factors other than those related to our best estimate of future cash flows.  The difference between these securities’ original or current effective rates and the yields implied by their fair value indicates that a higher risk premium is included in the valuation of these securities than existed at initial issue or purchase.  This risk premium represents the return that a market participant requires as compensation to assume the risk associated with the uncertainties regarding the future performance of the underlying collateral.  The risk premium is comprised of: default risk, which reflects the probability of default and the uncertainty related to collection of contractual principal and interest; liquidity risk, which reflects the risk associated with exiting the investment in an illiquid market, both in terms of timeliness and cost; and volatility risk, which reflects the potential valuation volatility during an investor’s holding period.  Other factors reflected in the risk premium include the costs associated with underwriting, monitoring and holding these types of complex securities.  Certain aspects of the default risk are included in the development of our best estimate of future cash flows, as appropriate.  Other aspects of the risk premium are considered to be temporary in nature and are expected to reverse over the remaining lives of the securities as future cash flows are received.

Other-than-temporary impairment assessment for below investment grade Alt-A and Subprime RMBS

As of December 31, 2010, the fair value of our below investment grade Alt-A securities with gross unrealized losses totaled $168 million, an increase of 8.4% compared to $155 million as of December 31, 2009.  As of December 31, 2010, gross unrealized losses for our below investment grade Alt-A portfolio totaled $42 million, a decrease of 50.0% compared to $84 million as of December 31, 2009.  The improvement over prior year was primarily due to improved valuations resulting from lower risk premiums, impairment write-downs and principal collections.  For our below investment grade Alt-A securities with gross unrealized gains of $6 million, we have recognized cumulative write-downs in earnings totaling $4 million as of December 31, 2010.

As of December 31, 2010, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $490 million, an increase of 26.0% compared to $389 million as of December 31, 2009.  As of December 31, 2010, gross unrealized losses for our below investment grade Subprime portfolio totaled $283 million, a decrease of 44.9% compared to $514 million as of December 31, 2009.  The improvement over prior year was primarily due to improved valuations resulting from lower risk premiums, impairment write-downs, sales and principal collections, partially offset by downgrades of certain Subprime securities to below investment grade during 2010.  For our below investment grade Subprime with gross unrealized gains totaling $4 million, we have recognized cumulative write-downs in earnings totaling $90 million as of December 31, 2010.

The credit loss evaluation for Alt-A and Subprime securities with gross unrealized losses is performed in two phases.  The first phase estimates the future cash flows of the entire securitization trust from which our security was issued.  A critical part of this estimate involves forecasting default rates and loss severities of the residential mortgage loans that collateralize the securitization trust.  The factors that affect the default rates and loss severities include, but are not limited to, historical collateral performance, collateral type, transaction vintage year, geographic concentrations, borrower credit quality, origination practices of the transaction sponsor, and practices of the mortgage loan servicers.  Current loan-to-value ratios of underlying collateral are not consistently available and accordingly they are not a primary factor in our impairment evaluation.  While our projections are developed internally and customized to our specific holdings, they are informed by and benchmarked against credit opinions obtained from third parties, such as industry analysts, nationally recognized credit rating agencies and an RMBS loss modeling advisory service.  The default rate and loss severity forecasts result in an estimate of trust-level projected additional collateral loss.

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

98.2% and 1.8% of the fair value of our below investment grade Alt-A securities with gross unrealized losses were issued with Aaa and Aa original ratings and capital structure classifications, respectively.  84.9%, 13.6% and 1.5% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, Alt-A and Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  While the projected cash flow assumptions for our below investment grade Alt-A and Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Alt-A securities with gross unrealized losses, by credit rating.

($ in millions)	December 31, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.5%	0.7%	5.9%	5.7%	0.1%	1.2%	2.5%	1.8%	n/a
Projected additional collateral losses to be incurred (2)	9.9%	22.5%	20.5%	20.3%	4.8%	11.6%	14.3%	11.5%	n/a
Class-level
Average remaining credit enhancement (3)	9.9%	19.0%	4.6%	4.9%	5.3%	24.0%	17.6%	14.0%	n/a
Security-specific
Number of positions	1	1	13	15	2	1	2	5	20
Par value	$4	$3	$197	$204	$16	$1	$37	$54	$258
Amortized cost	$4	$2	$154	$160	$16	$1	$33	$50	$210
Fair value	$1	$1	$122	$124	$13	$1	$30	$44	$168
Gross unrealized losses
Total	$(3)	$(1)	$(32)	$(36)	$(3)	$--	$(3)	$(6)	$(42)
12-24 months (4)	$--	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (5)	$(3)	$(1)	$(32)	$(36)	$(3)	$--	$(3)	$(6)	$(42)
Cumulative write-downs recognized (6)	$--	$(1)	$(33)	$(34)	$--	$--	$--	$--	$(34)
Principal payments received during the period (7)	$--	$--	$13	$13	$1	$--	$2	$3	$16

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.2%	1.6%	3.7%	3.4%	0.5%	0.5%	1.2%	0.6%	n/a
Projected additional collateral losses to be incurred (2)	12.1%	11.7%	20.3%	19.2%	3.8%	17.5%	10.9%	5.6%	n/a
Class-level
Average remaining credit enhancement (3)	11.3%	8.9%	7.7%	7.9%	7.4%	19.2%	4.1%	7.1%	n/a
Security-specific
Number of positions	1	2	8	11	4	1	1	6	17
Par value	$4	$19	$151	$174	$71	$3	$18	$92	$266
Amortized cost	$4	$19	$126	$149	$70	$4	$16	$90	$239
Fair value	$1	$13	$82	$96	$45	$1	$13	$59	$155
Gross unrealized losses
Total	$(3)	$(6)	$(44)	$(53)	$(25)	$(3)	$(3)	$(31)	$(84)
12-24 months (4)	$(3)	$(2)	$(16)	$(21)	$(18)	$--	$(3)	$(21)	$(42)
Over 24 months (5)	$--	$(4)	$(28)	$(32)	$(6)	$(3)	$--	$(9)	$(41)
Cumulative write-downs recognized (6)	$--	$(1)	$(19)	$(20)	$--	$--	$--	$--	$(20)
Principal payments received during the period (7)	$--	$3	$6	$9	$3	$--	$2	$5	$14

____________

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Alt-A securities we own, as reported by the trust servicers, were $1 million as of December 31, 2010.

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

(5) Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of December 31, 2010, $19 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $1 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2009, there were no Alt-A securities with gross unrealized losses greater than or equal to 20% for a period of more than 24 consecutive months.

(6) Includes cumulative write-downs recorded in accordance with GAAP.

(7) Reflects principal payments for the years ended December 31, 2010 and 2009, respectively.

The above tables include information about our below investment grade Alt-A securities with gross unrealized losses as of each period presented.  The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, principal payments, sales, purchases and realized principal losses.

As of December 31, 2010, our below investment grade Alt-A securities with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 1.8%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 29.6% and a projected weighted average loss severity of 43.4%, which resulted in projected additional collateral losses of 11.5%.  As the average remaining credit enhancement for these securities of 14.0% exceeds the projected additional collateral losses of 11.5%, these securities have not been impaired.

As of December 31, 2010, our below investment grade Alt-A securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 5.7%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 37.2% and a projected weighted average loss severity of 54.3%, which resulted in projected additional collateral losses of 20.3%.  As the average remaining credit enhancement for these securities of 4.9% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 79.2% and exceeded these securities’ current average amortized cost as a percentage of par of 78.5%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

The following table shows actual trust-level key metrics specific to the trusts from which our below investment grade Alt-A securities with gross unrealized losses were issued, as reported by the trust servicers.

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Trust-level statistics
Delinquency rates	21.7%	20.7%	19.6%	19.7%	19.1%
Actual cumulative collateral losses incurred to date	4.9%	4.4%	3.5%	3.1%	2.4%

We believe the unrealized losses on our Alt-A securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations in 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of December 31, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

($ in millions)	December 31, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	--%	14.2%	15.6%	15.5%	12.0%	12.2%	10.8%	11.3%	n/a
Projected additional collateral losses to be incurred (2)	--%	38.9%	41.2%	41.1%	44.7%	42.1%	38.8%	40.6%	n/a
Class-level
Average remaining credit enhancement (3)	--%	24.5%	19.2%	19.5%	69.9%	65.3%	49.0%	56.4%	n/a
Security-specific
Number of positions	--	4	55	59	11	7	26	44	103
Par value	$--	$32	$592	$624	$55	$43	$152	$250	$874
Amortized cost	$--	$27	$376	$403	$55	$43	$152	$250	$653
Fair value	$--	$17	$236	$253	$45	$31	$97	$173	$426
Gross unrealized losses
Total	$--	$(10)	$(140)	$(150)	$(10)	$(12)	$(55)	$(77)	$(227)
12-24 months (4)	$--	$--	$(1)	$(1)	$--	$--	$--	$--	$(1)
Over 24 months (5)	$--	$(10)	$(139)	$(149)	$(10)	$(12)	$(55)	$(77)	$(226)
Cumulative write-downs recognized (6)	$--	$(5)	$(209)	$(214)	$--	$--	$--	$--	$(214)
Principal payments received during the period (7)	$--	$4	$16	$20	$13	$1	$5	$19	$39

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date(1)	15.0%	15.8%	16.2%	16.1%	6.8%	7.4%	8.5%	7.8%	n/a
Projected additional collateral losses to be incurred (2)	41.2%	35.1%	45.2%	44.3%	35.2%	38.1%	35.7%	35.7%	n/a
Class-level
Average remaining credit enhancement (3)	38.1%	31.5%	36.9%	36.6%	45.1%	46.0%	38.0%	41.1%	n/a
Security-specific
Number of positions	1	3	38	42	12	7	24	43	85
Par value	$30	$35	$464	$529	$103	$21	$169	$293	$822
Amortized cost	$24	$32	$315	$371	$103	$21	$168	$292	$663
Fair value	$10	$15	$109	$134	$62	$10	$74	$146	$280
Gross unrealized losses
Total	$(14)	$(17)	$(206)	$(237)	$(41)	$(11)	$(94)	$(146)	$(383)
12-24 months (4)	$--	$(3)	$(19)	$(22)	$--	$(1)	$--	$(1)	$(23)
Over 24 months (5)	$(14)	$(12)	$(184)	$(210)	$(41)	$(10)	$(94)	$(145)	$(355)
Cumulative write-downs recognized (6)	$(6)	$(4)	$(146)	$(156)	$--	$--	$--	$--	$(156)
Principal payments received during the period (7)	$--	$2	$16	$18	$9	$2	$11	$22	$40

______________

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $13 million as of December 31, 2010.

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

(5) Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of December 31, 2010, $123 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $63 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2009, $63 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $26 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings had been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

(6) Includes cumulative write-downs recorded in accordance with GAAP.

(7) Reflects principal payments for the years ended December 31, 2010 and 2009, respectively.

The above tables include information only about below investment grade Subprime securities with gross unrealized losses that are not reliably insured as of each period presented.  As such, the par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, principal payments, sales, purchases and realized principal losses.

As of December 31, 2010, our Subprime securities that are reliably insured include 9 below investment grade Subprime securities with a total fair value of $64 million and aggregate gross unrealized losses of $56 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.  As of December 31, 2009, our Subprime securities that were reliably insured by two bond insurers included 18 below investment grade securities with a total fair value of $109 million and aggregate gross unrealized losses of $131 million.

As of December 31, 2010, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 11.3%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 58.9% and a projected weighted average loss severity of 69.7%, which resulted in projected additional collateral losses of 40.6%.  As the average remaining credit enhancement for these securities of 56.4% exceeds the projected additional collateral losses of 40.6%, these securities have not been impaired.

As of December 31, 2010, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 15.5%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 53.5% and a projected weighted average loss severity of 78.8%, which resulted in projected additional collateral losses of 41.1%.  As the average remaining credit enhancement for these securities of 19.5% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 66.5% and exceeded these securities’ current average amortized cost as a percentage of par of 64.5%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

The following table shows actual trust-level key metrics specific to the trusts from which our below investment grade Subprime securities with gross unrealized losses were issued, as reported by the trust servicers.

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Trust-level statistics
Delinquency rates	25.9%	25.9%	25.8%	28.5%	27.5%
Actual cumulative collateral losses incurred to date	16.3%	15.1%	14.4%	14.4%	13.3%

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations in 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of December 31, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Other-than-temporary impairment assessment for below investment grade CMBS

As of December 31, 2010, the fair value of our below investment grade CMBS with gross unrealized losses totaled $136 million compared to $67 million as of December 31, 2009.  As of December 31, 2010, gross unrealized losses for our below investment grade CMBS portfolio totaled $133 million, an increase of 9.0% compared to $122 million as of December 31, 2009.  The increase over prior year was primarily due to downgrades of certain CMBS to below investment grade during 2010, partially offset by improved valuations and sales during 2010 in anticipation of negative capital treatment by certain regulatory and rating agencies.  There were no gross unrealized gains for this portfolio as of December 31, 2010.

The credit loss evaluation for CMBS with gross unrealized losses is performed in two phases.  The first phase estimates the future cash flows of the entire securitization trust from which our security was issued.  A critical part of this estimate involves forecasting the collateral losses of the commercial mortgage loans that collateralize the securitization trust.  Factors affecting these estimates include, but are not limited to, estimates of current and future commercial property prices, current and projected rental incomes, the propensity of the mortgage loans to default under these assumptions and loss severities in cases of default.  Estimates of future property prices and rental incomes consider specific property-type and geographic economic trends such as employment, property vacancy and rental rates, and forecasts of new supply in the commercial real estate markets.  Estimates of default rates and loss severities consider factors such as borrower payment history, the origination practices of the transaction sponsor, overall collateral quality and diversification, transaction vintage year, maturity date, overall transaction structure and other factors that may influence performance.  Realized losses in the CMBS market have historically been low and, we believe, are not predictive of future losses.  Therefore, our projections of collateral performance rely on probability-weighted scenarios informed by credit opinions obtained from third parties, such as nationally recognized credit rating agencies, industry analysts and CMBS loss modeling advisory services.

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

26.6%, 60.9% and 9.4% of the fair value of our below investment grade CMBS with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, CMBS with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  Tight credit markets and conservative underwriting standards continue to stress commercial mortgage borrowers’ ability to refinance obligations.  While the projected cash flow assumptions for our below investment grade CMBS with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade CMBS with gross unrealized losses, by credit rating.

($ in millions)	December 31, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.6%	3.2%	2.5%	2.3%	1.1%	0.3%	0.4%	0.9%	n/a
Projected additional collateral losses to be incurred (2)	12.2%	7.0%	38.1%	29.2%	7.0%	4.4%	7.2%	6.4%	n/a
Class-level
Average remaining credit enhancement (3)	12.5%	7.0%	25.5%	20.7%	9.1%	7.5%	9.0%	8.7%	n/a
Security-specific
Number of positions	2	1	5	8	14	5	2	21	29
Par value	$22	$16	$79	$117	$138	$46	$7	$191	$308
Amortized cost	$17	$15	$39	$71	$143	$47	$8	$198	$269
Fair value	$13	$6	$13	$32	$75	$25	$4	$104	$136
Gross unrealized losses
Total	$(4)	$(9)	$(26)	$(39)	$(68)	$(22)	$(4)	$(94)	$(133)
12-24 months (4)	$--	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (5)	$(4)	$(9)	$(26)	$(39)	$(68)	$(22)	$(4)	$(94)	$(133)
Cumulative write-downs recognized (6)	$(5)	$(2)	$(41)	$(48)	$--	$--	$--	$--	$(48)
Principal payments received during the period (7)	$--	$--	$1	$1	$--	$1	$--	$1	$2

	December 31, 2009
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	1.4%	0.6%	--%	0.8%	--%	--%	--%	--%	n/a
Projected additional collateral losses to be incurred (2)	20.1%	13.5%	--%	15.0%	6.1%	7.7%	--%	6.7%	n/a
Class-level
Average remaining credit enhancement (3)	17.4%	9.8%	--%	11.5%	9.1%	8.5%	--%	8.9%	n/a
Security-specific
Number of positions	1	5	--	6	6	6	--	12	18
Par value	$20	$69	$--	$89	$87	$49	$--	$136	$225
Amortized cost	$14	$41	$--	$55	$84	$50	$--	$134	$189
Fair value	$9	$16	$--	$25	$29	$13	$--	$42	$67
Gross unrealized losses
Total	$(5)	$(25)	$--	$(30)	$(55)	$(37)	$--	$(92)	$(122)
12-24 months (4)	$--	$--	$--	$--	$(13)	$--	$--	$(13)	$(13)
Over 24 months (5)	$(5)	$(25)	$--	$(30)	$(42)	$(37)	$--	$(79)	$(109)
Cumulative write-downs recognized (6)	$(7)	$(34)	$--	$(41)	$--	$--	$--	$--	$(41)
Principal payments received during the period (7)	$1	$--	$--	$1	$1	$--	$--	$1	$2

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  There were no actual cumulative realized principal losses on the below investment grade CMBS we own, as reported by the trust servicers, as of December 31, 2010.

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

(5) Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of December 31, 2010, $39 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $93 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2009, there were no CMBS with gross unrealized losses greater than or equal to 20% for a period of more than 24 consecutive months.

(6) Includes cumulative write-downs recorded in accordance with GAAP.

(7)  Reflects principal payments for the years ended December 31, 2010 and 2009, respectively.

The above tables include information about below investment grade CMBS with gross unrealized losses as of each period presented.  The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, principal payments, sales and purchases.

Our impairment evaluation for CMBS forecasts more severe assumptions than the trusts are actually experiencing.  We assume that all loans delinquent 60 days or more default and project default rates on otherwise performing loans. Projected loss severities are then applied against the resulting default rates, arriving at our projected additional collateral loss rates.  The projected additional collateral loss rates by vintage year of our CMBS portfolio range from a low of 1.5% for holdings with a vintage year of 2001 to a high of 11.1% for holdings with a vintage year of 2005.

As of December 31, 2010, our below investment grade CMBS with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 0.9%, and the projected additional collateral loss rate for these securities as of December 31, 2010 was 6.4%.  As the average remaining credit enhancement for these securities of 8.7% exceeds the projected additional collateral losses of 6.4%, these securities have not been impaired.

As of December 31, 2010, our below investment grade CMBS with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 2.3%.  The projected additional collateral loss rate for these securities as of December 31, 2010 was 29.2%.  As the average remaining credit enhancement for these securities of 20.7% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 61.3% and exceeded these securities’ current average amortized cost as a percentage of par of 61.2%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value is in line with amortized cost as impairment write-downs were recorded in the reporting period based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

The following table shows actual trust-level key metrics specific to the trusts from which our below investment grade CMBS with gross unrealized losses were issued, as reported by the trust servicers.

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Trust-level statistics
Delinquency rates	7.2%	8.3%	8.5%	8.6%	5.2%
Actual cumulative collateral losses incurred to date	1.4%	2.9%	1.6%	0.8%	0.3%

We believe the unrealized losses on our CMBS, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations during 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of December 31, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Other-than-temporary impairment assessment for below investment grade cash flow CLO ABS

As of December 31, 2010, the fair value for our below investment grade cash flow CLO portfolio with gross unrealized losses totaled $169 million compared to $188 million as of December 31, 2009.  The gross unrealized losses for these securities totaled $48 million as of December 31, 2010, a decrease of 51.5%, compared to $99 million as of December 31, 2009, primarily due to higher valuations resulting from lower risk premiums and upgrades of certain cash flow CLO to investment grade during 2010.  Gross unrealized gains for these securities were $53 million as of December

31, 2010.  For below investment grade cash flow CLO with gross unrealized gains, we have recognized cumulative write-downs in earnings totaling $85 million.

As of December 31, 2010, none of our below investment grade cash flow CLO portfolio with gross unrealized losses have other-than-temporary impairments recorded in earnings and all of the gross unrealized losses are aged over 24 months.

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

The weighted average overcollateralization ratio as reported by the trust servicers for our below investment grade cash flow CLO securities with gross unrealized losses was 117.0% as of December 31, 2010, compared to 117.5% at original issuance.  As of December 31, 2009, the weighted average overcollateralization ratio for our below investment grade cash flow CLO securities with gross unrealized losses was 113.6%.  As the average overcollateralization ratios exceed 100%, this indicates that projected future collateral losses will be absorbed by lower classes and we expect the structures to have adequate cash flows to make all contractual payments due to the class of securities we own.   Our comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period, supported by the applicable overcollateralization ratios, indicates that the nature of the unrealized loss on these securities is temporary.

We believe the unrealized losses on our cash flow CLO securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations in 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of December 31, 2010, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments, as of December 31.

($ in millions)	2010
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$68	$52	76.5%	$55	80.9%	0.1%
Problem	414	92	22.2	77	18.6	0.2
Potential problem	2,468	867	35.1	687	27.8	1.4
Total	$2,950	$1,011	34.3	$819	27.8	1.7%
Cumulative write- downs recognized (3)		$659

	2009
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$75	$53	70.7%	$51	68.0%	0.1%
Problem	480	165	34.4	100	20.8	0.2
Potential problem	1,735	1,080	62.2	645	37.2	1.3
Total	$2,290	$1,298	56.7	$796	34.8	1.6%
Cumulative write-downs recognized (3)		$805

(1) The difference between par value and amortized cost of $1.94 billion as of December 31, 2010 is primarily attributable to write-downs and a deep discount zero-coupon security.  The difference between par value and amortized cost of $992 million as of December 31, 2009 is primarily attributable to write-downs.  Par value has been reduced by principal payments.

(2) Bank loans are reflected at amortized cost.

(3) Cumulative write-downs recognized only reflect impairment write-downs related to investments within the problem, potential problem and restructured categories.

As of December 31, 2010, amortized cost for the problem category was $92 million and comprised $54 million of Subprime, $17 million of Alt-A, $7 million of municipal bonds, $6 million of corporates (primarily privately placed), $5 million of CDO and $3 million of Consumer and other ABS.

As of December 31, 2010, amortized cost for the potential problem category was $867 million and comprised $359 million of Subprime, $163 million of Alt-A, $111 million of Prime, $79 million of CDO, $71 million of CMBS, $35 million of corporates (primarily privately placed), $33 million of municipal bonds, $9 million of Consumer and other ABS and $7 million of bank loans.

Net investment income  The following table presents net investment income for the years ended December 31.

($ in millions)	2010	2009	2008
Fixed income securities	$2,476	$2,595	$3,112
Mortgage loans	377	488	580
Equity securities	5	5	7
Limited partnership interests	21	8	29
Short-term investments	3	13	98
Other	(16)	(39)	23
Investment income, before expense	2,866	3,070	3,849
Investment expense	(106)	(96)	(129)
Net investment income	$2,760	$2,974	$3,720

Net investment income decreased 7.2% or $214 million in 2010 compared to 2009, after decreasing 20.1% or $746 million in 2009 compared to 2008.  The 2010 decrease was primarily due to lower yields, reduced average investment balances and risk reduction actions.  The 2009 decrease was primarily due to lower yields, actions to shorten duration and maintain additional liquidity in the portfolio, along with reduced average investment balances resulting primarily from reduced contractholder obligations.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2010	2009	2008
Impairment write-downs	$(494)	$(1,009)	$(1,227)
Change in intent write-downs	(142)	(267)	(1,207)
Net other-than-temporary impairment losses recognized in earnings	(636)	(1,276)	(2,434)
Sales	215	637	184
Valuation of derivative instruments	(94)	315	(985)
Settlements of derivative instruments	(31)	41	197
EMA limited partnership income	33	(137)	(14)
Realized capital gains and losses, pre-tax	(513)	(420)	(3,052)
Income tax benefit	179	11	1,067
Realized capital gains and losses, after-tax	$(334)	$(409)	$(1,985)

Impairment write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2010	2009	2008
Fixed income securities	$(403)	$(711)	$(1,123)
Mortgage loans	(65)	(96)	(3)
Equity securities	--	(23)	(7)
Limited partnership interests	(23)	(148)	(66)
Other investments	(3)	(31)	(28)
Impairment write-downs	$(494)	$(1,009)	$(1,227)

Impairment write-downs in 2010 were primarily driven by investments with commercial real estate exposure, including CMBS, mortgage loans and limited partnership interests, which were impacted by lower real estate valuations or experienced deterioration in expected cash flows; RMBS, which experienced deterioration in expected cash flows; and privately placed corporate bonds impacted by issuer specific circumstances.  Impairment write-downs on below investment grade RMBS, CMBS and ABS in 2010 were $187 million, $118 million and $29 million, respectively.

Impairment write-downs that were related primarily to securities subsequently disposed were $76 million for the year ended December 31, 2010.  Of the remaining write-downs in 2010, $252 million or 77.1% of the fixed income security write-downs related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  For these securities, as of December 31, 2010, there were either no defaults or defaults only impacted classes lower than our position in the capital structure.  $72 million of the fixed income security write-downs in 2010 related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.  $3 million in 2010 related to fixed income securities for which future cash flows are not anticipated.

Limited partnership impairment write-downs primarily related to Cost limited partnerships, which experienced declines in portfolio valuations and we could not assert the recovery period would be temporary.  To determine if an other-than-temporary impairment has occurred related to a Cost limited partnership, we evaluate whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.

Impairment write-downs in 2009 were primarily the result of recovery assessments related to investments with commercial real estate exposure, including limited partnership interests, equity securities, mortgage loans and CMBS; RMBS which experienced deterioration in expected cash flows; ABS, including CDO squared, cash flow CDO and synthetic CDO, and hybrid corporate fixed income securities.

Change in intent write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2010	2009	2008
Fixed income securities	$(136)	$(249)	$(1,120)
Mortgage loans	(6)	(6)	(73)
Equity securities	--	(6)	(14)
Other investments	--	(6)	--
Change in intent write-downs	$(142)	$(267)	$(1,207)

The change in intent write-downs in 2010 and 2009 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily RMBS and municipal bonds.

Sales generated $215 million of net realized gains in 2010 primarily due to $321 million of net gains on sales of corporate securities, partially offset by $161 million of net losses on sales of CMBS and municipal bonds.  Net realized gains from sales of $637 million in 2009 were primarily due to $620 million of gains on sales of U.S. and foreign government fixed income securities.

Valuation and settlement of derivative instruments net realized capital losses totaling $125 million in 2010 included $94 million of losses on the valuation of derivative instruments and $31 million of losses on the settlement of derivative instruments.  In 2009, net realized capital gains on the valuation and settlement of derivative instruments totaled $356 million.

Net realized capital gains and losses from our risk management derivative programs are primarily driven by changes in risk-free interest rates, volatility and credit spreads during a given period.  Net realized capital gains and losses from our income generation derivative programs are primarily driven by changes in the fair value of the reference entities or indices underlying the derivative instruments.

A changing interest rate environment will drive changes in our portfolio duration targets.  A duration target and range is established with an economic view of liabilities relative to a long-term investment portfolio view.  Tactical duration management is accomplished through both cash market transactions, sales and new purchases, and derivative activities that generate realized gains and losses.  As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

As of December 31, 2010, our securities with embedded derivatives totaled $674 million, a decrease in fair value of $93 million from December 31, 2009, comprising realized capital gains on valuation of $8 million, net sales activity of $206 million, unrealized net capital gains reported in other comprehensive income (“OCI”) of $58 million for the host securities and an increase of $47 million due to the adoption of new accounting guidance.  Unrealized net capital gains were further decreased by $18 million due to amortization of the host securities.  The change in fair value of embedded derivatives is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI.  Total fair value exceeded total amortized cost by $6 million as of December 31, 2010.

Valuation gains and losses for securities with embedded derivatives are converted into cash upon our election to sell these securities.  In the event the economic value of the embedded options is not realized, we will recover the par value if held to maturity unless the issuer of the security defaults.  In the event there are defaults by the referenced credit entities of the embedded credit default swap, our loss is limited to the par value of the combined fixed income security, net of applicable recoveries.  Total par value exceeded fair value by $92 million as of December 31, 2010.

The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy for the years ended December 31.

($ in millions)	2010			2009	2008	2010 Explanations
	Valuation	Settlements	Total	Total	Total
Risk reduction Duration gap management	$(111)	$(43)	$(154)	$288	$(503)

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

Anticipatory hedging	24	8	32	(18)	153

Futures and interest rate swaps are used to protect investment spread from interest rate changes during mismatches in the timing of cash flows between product sales and the related investment activity.  The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost.  If the cash flow mismatches are such that a positive net investment position is being hedged, there is an offset for the related investments unrealized loss in OCI.  The 2010 gains resulted from a decrease in risk-free interest rates over the life of the net short position as liability issuances exceeded asset acquisitions.

Hedging of interest rate exposure in annuity contracts	(16)	--	(16)	10	(29)

Value of expected future settlements on interest rate caps and the associated value of future credited interest, which is reportable in future periods when incurred, decreased due to a decrease in interest rates.

Hedging unrealized gains on equity indexed notes	--	--	--	--	7

Hedge ineffectiveness	7	--	7	(1)	(4)	The hedge ineffectiveness of $7 million includes $74 million in realized capital losses on swaps that were offset by $81 million in realized capital gains on the hedged risk.

Foreign currency contracts	(2)	6	4	3	(1)	Currency forwards are used to protect our foreign bond portfolio from changes in currency rates.

Credit risk reduction	6	(13)	(7)	(50)	17	Valuation gain is the result of widening credit spreads on referenced credit entities.

Other	--	--	--	--	1

Total Risk reduction	(92)	(42)	(134)	232	(359)

Income generation
Asset replication -- credit exposure	(10)	11	1	64	(62)

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

Accounting Equity indexed notes	(17)	--	(17)	28	(290)

Equity-indexed notes are fixed income securities that contain embedded options.  The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses.  The results generally track the performance of underlying equity indices.  Valuation gains and losses are converted into cash upon sale or maturity.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Par value exceeded fair value by $21 million as of December 31, 2010.  Equity-indexed notes are subject to our comprehensive portfolio monitoring and watch-list processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the December 31, 2010 and 2009 holdings, respectively.

($ in millions)	2010			2009	2008	2010 Explanations
	Valuation	Settlements	Total	Total	Total
						($ in millions)			Change due
							December 31,	Change in	to net sale	December 31,
							2010	fair value	activity	2009
						Par value	$300	$--	$(175)	$475
						Amortized cost of host contract	$224	$15	$(135)	$344
						Fair value of equity--indexed call option	47	(17)	(25)	89
						Total amortized cost	$271	$(2)	$(160)	$433
						Total fair value	$279	$22	$(173)	$430
						Unrealized gain/loss	$8	$24	$(13)	$(3)

Conversion options in fixed income securities	(11)	--	(11)	32	(77)

Convertible bonds are fixed income securities that contain embedded options.  Changes in valuation of the embedded option are reported in realized capital gains and losses.  The results generally track the performance of underlying equities.  Valuation gains and losses are converted into cash upon our election to sell these securities.  In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults.  Fair value exceeded par value by $31 million as of December 31, 2010.  Convertible bonds are subject to our comprehensive portfolio monitoring and watch-list processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the December 31, 2010 and 2009 holdings, respectively.

						($ in millions)			Change due
							December 31,	Change in	to net sale	December 31,
							2010	fair value	activity	2009
						Par value	$287	$--	$(28)	$315
						Amortized cost of host contract	$224	$6	$(6)	$224
						Fair value of conversion option	84	(11)	(22)	117
						Total amortized cost	$308	$(5)	$(28)	$341
						Total fair value	$318	$14	$(33)	$337
						Unrealized gain/loss	$10	$19	$(5)	$(4)

CDS in fixed income securities	36	--	36	--	--

Synthetic CDO’s are fixed income securities that contain embedded CDS.  Effective July 1, 2010, when new accounting guidance requiring bifurcation of these derivatives was adopted, changes in valuation of the embedded credit default swap are reported in realized capital gains and losses.  The embedded credit default swap increases or decreases in value as referenced credit entities’ credit spreads tighten or widen, respectively.  Credit events, changes in interest rates, correlations of the referenced entities and assumed recovery rates are among some of the other factors affecting the value of the embedded credit default swap.  In the event a referenced credit entity experiences a credit event, our loss is limited to the par value of the fixed income security.  Losses on credit events are net of recovery.  Par value exceeded fair value by $102 million as of December 31, 2010.  Synthetic CDO’s are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired.  The following table compares the December 31, 2010 and July 1, 2010 holdings, respectively.

						($ in millions)			Change due
							December 31,	Change in	to net sale	July 1,
							2010	fair value	activity	2010
						Par value	$179	$--	$--	$179
						Amortized cost of host contract	$176	$(3)	$--	$179
						Fair value of credit default swap	(87)	36	--	(123)
						Total amortized cost	$89	$33	$--	$56
						Total fair value	$77	$30	$--	$47
						Unrealized gain/loss	$(12)	$(3)	$--	$(9)

Total Accounting	8	--	8	60	(367)

Total	$(94)	$(31)	$(125) (1)	$356 (1)	$(788)

(1) For the years ended December 31, 2010 and 2009, does not include $1 million of derivative gains related to the termination of fair value and cash flow hedges which are included in sales and reported with the hedged risk.

MARKET RISK

Market risk is the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices, or currency exchange rates.  Adverse changes to these rates and prices may occur due to changes in the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants or changes in market perceptions of credit worthiness and/or risk tolerance.  Our primary market risk exposures are to changes in interest rates, credit spreads and equity prices.

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

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of our interest bearing assets and liabilities.  This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities.  Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields.

We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities.  One of the measures used to quantify this exposure is duration.  Duration measures the price sensitivity of the assets and liabilities to changes in interest rates.  For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by 5%.  As of December 31, 2010, the difference between our asset and liability duration was a (0.63) gap, compared to a (0.07) gap as of December 31, 2009.  A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets.

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

We pledge and receive collateral on certain types of derivative contracts.  For futures and option contracts traded on exchanges, we have pledged securities and cash as margin deposits totaling $18 million as of December 31, 2010.  For OTC derivative transactions including interest rate swaps, foreign currency swaps, interest rate caps, interest rate floors, CDS, forwards and certain options (including swaptions), master netting agreements are used.  These agreements allow us to net payments due for transactions covered by the agreements and, when applicable, we are required to post collateral.  As of December 31, 2010, we held $17 million of cash and securities pledged by counterparties as collateral for OTC instruments and we pledged $153 million of securities as collateral to counterparties.

We performed a sensitivity analysis on OTC derivative collateral by assuming a hypothetical 100 basis point decline in interest rates.  The analysis indicated that we would have to post an estimated $107 million in additional collateral.  The selection of these hypothetical scenarios should not be construed as our prediction of future events, but only as an illustration of the estimated potential effect of such events.  We also actively manage our counterparty credit risk exposure by monitoring the level of collateral posted by our counterparties with respect to our receivable positions.

To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks.  Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value.  The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments, and certain other items including annuity liabilities and other interest-sensitive liabilities.  The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable.  The preceding assumptions relate primarily to mortgage-backed securities, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities.

Based upon the information and assumptions used in the duration calculation, and interest rates in effect as of December 31, 2010, we estimate that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would increase the net fair value of the assets and liabilities by $192 million, compared to a decrease of $38 million as of December 31, 2009, reflecting year to year changes in duration.  In calculating the impact of a 100 basis point increase on the value of the derivatives, we have assumed interest rate volatility remains constant.  The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.  There are $8.71 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments.  These assets and the associated liabilities have not been included in the above estimate.  The $8.71 billion of assets excluded from the calculation has increased from $7.41 billion as of December 31, 2009, due to an increase in interest-sensitive life contractholder funds and improved fixed income valuations as a result of declining risk-free interest rates and tightening of credit spreads in certain sectors.  Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $549 million, compared to a decrease of $426 million as of December 31, 2009.

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

We manage the spread risk in our assets.  One of the measures used to quantify this exposure is spread duration.  Spread duration measures the price sensitivity of the assets to changes in spreads.  For example, if spreads increase 100 basis points, the fair value of an asset exhibiting a spread duration of 5 is expected to decrease in value by 5%.

Spread duration is calculated similarly to interest rate duration.  As of December 31, 2010, the spread duration of assets was 4.97, compared to 4.79 as of December 31, 2009.  Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect as of December 31, 2010, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings (“spread shock”) would decrease the net fair value of the assets by $2.57 billion, compared to $2.61 billion as of December 31, 2009.  Reflected in the duration calculation are the effects of our risk mitigation actions that use CDS to manage spread risk.  Based on contracts in place as of December 31, 2010, we would recognize realized capital gains totaling $6 million in the event of a 100 basis point immediate, parallel spread increase and $6 million in realized capital losses in the event of a 100 basis point immediate, parallel spread decrease.  The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets.  As of December 31, 2010, we held $1.70 billion in securities with equity risk (including primarily convertible securities, limited partnership interests, non-redeemable preferred securities and equity-linked notes), compared to $1.66 billion as of December 31, 2009.

As of December 31, 2010, our portfolio of securities with equity risk had a cash market portfolio beta of 0.62, compared to a beta of 0.55 as of December 31, 2009.  Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the S&P 500.  Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 6.2%, respectively.  Based upon the information and assumptions we used to calculate beta as of December 31, 2010, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by $108 million, compared to $98 million as of December 31, 2009, and an immediate increase in the S&P 500 of 10% would increase the net fair value by $111 million compared to $98 million as of December 31, 2009.  The selection of a 10% immediate decrease or increase in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The beta of our securities with equity risk was determined by calculating the change in the fair value of the portfolio resulting from stressing the equity market up and down 10%.  The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.

As of December 31, 2010 and 2009, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $8.68 billion and $9.07 billion, respectively.  Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products.  In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk.  Equity risk of our variable life business relates to contract charges and policyholder benefits.  Total variable life contract charges for 2010 and 2009 were $80 million and $85 million, respectively.  Separate account liabilities related to variable life contracts were $775 million and $708 million in December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009 we had $4.70 billion and $4.47 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500.  We hedge the risk associated with these liabilities using equity-indexed options and futures, interest rate swaps, and eurodollar futures, maintaining risk within specified value-at-risk limits.

Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates.  This risk primarily arises from our foreign investments in limited partnership interests.  We also have certain funding agreement liabilities and fixed income securities that are denominated in foreign currencies; however, derivatives are used to hedge the foreign currency risk of these funding agreements and approximately 87% of the fixed income securities.  As of December 31, 2010 and 2009, we had $435 million and $713 million, respectively, in funding agreements denominated in foreign currencies.  As of December 31, 2010, our foreign investments in limited partnership interests totaled $243 million, compared to $263 million as of December 31, 2009.

Based upon the information and assumptions used as of December 31, 2010, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed to would decrease the value of our foreign investments in limited partnership interests by $24 million, compared with an estimated $26 million decrease as of December 31, 2009.  The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.  Our currency exposure is diversified across 11 currencies as of December 31, 2010, compared to 35 currencies as of December 31, 2009.  Our largest individual foreign currency exposures as of December 31, 2010 were to the British Pound (22.9%) and the Euro (16.9%).  The largest individual foreign currency exposures as of December 31, 2009 were to the Euro (32.7%) and the Canadian Dollar (11.3%).  Our primary regional exposure is to Western Europe, with 65.3% as of December 31, 2010, compared to 52.5% as of December 31, 2009.

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

DEFERRED TAXES

The total deferred tax valuation allowance was zero as of December 31, 2010 and 2009.  We evaluate whether a valuation allowance for our deferred tax assets is required each reporting period.  A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  In determining whether a valuation allowance is needed, all available evidence is considered.  This includes the potential for capital and ordinary loss carryback, future reversals of existing taxable temporary differences, tax planning strategies that we may employ to avoid a tax benefit from expiring unused and future taxable income exclusive of reversing temporary differences.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources as of December 31.

($ in millions)	2010	2009	2008
Common stock, retained income and additional capital paid-in	$5,107	$5,163	$4,546
Accumulated other comprehensive income (loss)	525	(777)	(2,337)
Total shareholder’s equity	5,632	4,386	2,209
Notes due to related parties	677	675	650
Total capital resources	$6,309	$5,061	$2,859

Shareholder’s equity increased in 2010, primarily due to unrealized net capital gains on investments, partially offset by a net loss.  Shareholder’s equity increased in 2009, primarily due to decreases in unrealized net capital losses on investments and capital contributions from AIC totaling $697 million, partially offset by a net loss.

Notes due to related parties increased $2 million in 2010 compared to December 31, 2009 and $25 million in 2009 compared to December 31, 2008.  In 2009, we issued and transferred a $25 million surplus note to an unconsolidated affiliate.

Financial ratings and strength  The following table summarizes our financial strength ratings as of December 31, 2010.

Rating agency	Rating
A.M. Best Company, Inc.	A+ (“Superior”)
Standard & Poor’s Ratings Services	A+ (“Strong”)
Moody’s Investors Service, Inc.	A1 (“Good”)

Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.

On January 24, 2011, Moody’s affirmed our financial strength rating of A1.  The outlook for the Moody’s rating remained stable.  On December 15, 2010, A.M. Best affirmed our A+ financial strength rating.  The outlook remained negative.  On November 17, 2010, S&P downgraded our financial strength rating to A+ from AA-.  The outlook for the S&P rating was revised to stable from negative.

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

ALIC and its life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.  As of December 31, 2010, ALIC’s statutory surplus is approximately $3.34 billion compared to $3.47 billion as of December 31, 2009.

State laws specify regulatory actions if an insurer’s risk-based capital (“RBC”), a measure of an insurer’s solvency, falls below certain levels.  The NAIC has a standard formula for annually assessing RBC.  The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks.  As of December 31, 2010, the RBC for each of our insurance companies was within the range that we target.

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

•                  Receipt of insurance premiums

•                  Contractholder fund deposits

•                  Reinsurance recoveries

•                  Receipts of principal, interest and dividends on investments

•                  Sales of investments

•                  Funds from securities lending and line of credit agreements

•                  Intercompany loans

•                  Capital contributions from parent

•                  Tax refunds/settlements

Our potential uses of funds principally include the activities as follows.

•                  Payment of contract benefits, maturities, surrenders and withdrawals

•                  Reinsurance cessions and payments

•                  Operating costs and expenses

•                  Purchase of investments

•                  Repayment of securities lending and line of credit agreements

•                  Payment or repayment of intercompany loans

•                  Dividends to parent

•                  Tax payments/settlements

•                  Debt service expenses and repayment

We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  Liquidity is assessed on both base and stressed level liquidity needs.  We believe we have sufficient liquidity to meet these needs.  Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.

Allstate parent holding company capital capacity The Corporation has at the parent holding company level, deployable invested assets totaling $3.84 billion as of December 31, 2010.  These assets include investments that are generally saleable within one quarter totaling $3.43 billion.  The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.  In 2011, AIC will have the capacity to pay dividends currently estimated at $1.54 billion without prior regulatory approval.  We do not anticipate that we will pay dividends to AIC in 2011.  In addition, the Corporation has access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility.  This provides capital for the parent company’s relatively low fixed charges.

There were no capital contributions received in 2010.  In 2009, capital contributions were received in cash from AIC totaling $250 million.  2009 also included capital contributions comprising the transfer from AIC of non-cash assets totaling $447 million and our transfer of a $25 million surplus note to Kennett Capital Inc. in exchange for a note receivable with a principal sum equal to that of the surplus note, which was originally issued to ALIC by a subsidiary.  In 2008, we received funds from AIC which totaled $1.41 billion.  The $1.41 billion includes capital contributions paid in cash totaling $607 million and the issuance of two surplus notes, each with a principal sum of $400 million, to AIC in exchange for cash totaling $800 million.  2008 also included capital contributions comprising the transfer from AIC of non-cash assets totaling $342 million and our transfer of a $50 million surplus note to Kennett Capital Inc. in exchange for a note receivable with a principal sum equal to that of the surplus note, which was originally issued to ALIC by a subsidiary.  One of the surplus notes issued to AIC in 2008 was subsequently canceled and forgiven by AIC resulting in the recognition of a capital contribution equal to the outstanding principal balance of the surplus note of $400 million.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of December 31, 2010, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A primary credit facility is available for short-term liquidity requirements and backs a commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio as of December 31, 2010 was 19.4%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during 2010.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on May 8, 2009.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 367 million shares of treasury stock as of December 31, 2010), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds as of December 31, 2010 were $46.46 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2010.

		Percent to
($ in millions)		total
Not subject to discretionary withdrawal	$6,799	14.6%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	19,417	41.8
Market value adjustments (2)	7,805	16.8
Subject to discretionary withdrawal without adjustments (3)	12,437	26.8
Total contractholder funds (4)	$46,458	100.0%

(1)	Includes $9.49 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)

$6.50 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)	67% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)	Includes $1.23 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities increased 2.2% in 2010 compared to 2009.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.2% and 9.7% in 2010 and 2009, respectively.  We strive to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of December 31, 2010, total institutional products outstanding were $2.64 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of December 31, 2010.

($ in millions)
2011	$760
2012	40
2013	1,750
2016	85
$2,635

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Certain remote events and circumstances could constrain our, the Corporation’s or AIC’s liquidity.  Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation’s long-term debt rating of A3, A- and a- (from Moody’s, S&P and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC’s financial strength rating from Aa3, AA- and A+ (from Moody’s, S&P and A.M. Best, respectively) to below Baa2/BBB/A-, or a downgrade in our financial strength ratings from A1, A+ and A+ (from Moody’s, S&P and A.M. Best, respectively) to below A3/A-/A-.  The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.

Cash flows  As reflected in our Consolidated Statements of Cash Flows, operating cash flows in 2010 were higher than 2009 as higher premiums and tax refunds received were partially offset by lower investment income and higher contract benefits paid. Operating cash flows declined slightly in 2009 compared with 2008 as higher income tax refunds and lower expenses were offset by lower net investment income.  The increase in income tax refunds received in 2009 was related to the carryback of 2008 ordinary losses to prior tax years.

Cash flows provided by investing activities in 2010 and 2009 were impacted by reductions of investments to fund reductions in contractholder fund liabilities.

Lower cash flows used in financing activities in 2010 compared to 2009 were primarily due to decreased maturities and retirements of institutional products, partially offset by lower deposits on fixed annuities.  Higher cash flows used in financing activities in 2009 compared to 2008 were primarily due to the absence of issuances of institutional products in 2009 compared to $4.16 billion in 2008 and lower deposits on fixed annuities, partially offset by lower maturities and retirements of institutional products.  For quantification of the changes in contractholder funds, see the Operations section of MD&A.

Contractual obligations and commitments  Our contractual obligations as of December 31, 2010 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral (1)	$465	$465	$--	$--	$--
Contractholder funds (2)	55,148	7,791	13,905	9,110	24,342
Reserve for life-contingent contract benefits (2)	35,866	1,164	2,316	2,262	30,124
Notes due to related parties (3)	1,570	44	88	88	1,350
Payable to affiliates, net	118	118	--	--	--
Other liabilities and accrued expenses (4)(5)	585	456	94	20	15
Total contractual cash obligations	$93,752	$10,038	$16,403	$11,480	$55,831

(1)

Liabilities for collateral are typically fully secured with cash or short-term investments. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2)

Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, and institutional products. The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $46.46 billion for contractholder funds and $12.75 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2010. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)	Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2010 because the notes due to related parties amount above includes interest.
(4)	Other liabilities primarily include accrued expenses, claim payments and other checks outstanding.
(5)

Balance sheet liabilities not included in the table above include unearned and advanced premiums of $35 million and gross deferred tax liabilities of $938 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $401 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

The following is a distribution in U.S. Dollars of funding agreements (non-putable) by currency as of December 31.  All foreign currency denominated funding agreements have been swapped to U.S. Dollars.

($ in millions)	2010	2009
Currency
United States Dollar	$2,200	$3,637
British Pound	435	435
Swiss Franc	--	278
	$2,635	$4,350

Our contractual commitments as of December 31, 2010 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Other commitments - conditional	$136	$136	$--	$--	$--
Other commitments - unconditional	731	122	332	180	97
Total commitments	$867	$258	$332	$180	$97

Contractual commitments represent investment commitments such as private placements, limited partnership interests and other loans.

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

Item 8. Financial Statements and Supplementary Data

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2010	2009	2008

Revenues
Premiums (net of reinsurance ceded of $485, $528 and $534)	$592	$581	$585
Contract charges (net of reinsurance ceded of $291, $278 and $340)	991	952	911
Net investment income	2,760	2,974	3,720
Realized capital gains and losses:
Total other-than-temporary impairment losses	(591)	(1,592)	(2,434)
Portion of loss recognized in other comprehensive income	(45)	316	--
Net other-than-temporary impairment losses recognized in earnings	(636)	(1,276)	(2,434)
Sales and other realized capital gains and losses	123	856	(618)
Total realized capital gains and losses	(513)	(420)	(3,052)
	3,830	4,087	2,164
Costs and expenses
Contract benefits (net of reinsurance ceded of $673, $601 and $1,099)	1,496	1,402	1,397
Interest credited to contractholder funds (net of reinsurance ceded of $32, $32 and $43)	1,764	2,076	2,356
Amortization of deferred policy acquisition costs	272	888	643
Operating costs and expenses	329	321	383
Restructuring and related charges	(3)	24	1
Interest expense	44	42	16
	3,902	4,753	4,796

Gain (loss) on disposition of operations	6	7	(4)

Loss from operations before income tax benefit	(66)	(659)	(2,636)

Income tax benefit	(38)	(112)	(946)

Net loss	(28)	(547)	(1,690)

Other comprehensive income (loss), after-tax
Change in unrealized net capital gains and losses	1,283	1,899	(2,253)

Comprehensive income (loss)	$1,255	$1,352	$(3,943)

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except share and par value data)	December 31,
	2010	2009
Assets
Investments
Fixed income securities, at fair value (amortized cost $47,486 and $49,842)	$48,214	$47,658
Mortgage loans	6,553	7,780
Equity securities, at fair value (cost $164 and $159)	211	183
Limited partnership interests	1,272	1,028
Short-term, at fair value (amortized cost $1,257 and $1,669)	1,257	1,669
Policy loans	841	823
Other	1,094	1,076
Total investments	59,442	60,217
Cash	118	145
Deferred policy acquisition costs	2,982	3,664
Reinsurance recoverables	4,277	4,016
Accrued investment income	522	540
Deferred income taxes	--	203
Other assets	420	963
Separate Accounts	8,676	9,072
Total assets	$76,437	$78,820
Liabilities
Contractholder funds	$46,458	$50,850
Reserve for life-contingent contract benefits	12,752	12,256
Unearned premiums	27	30
Payable to affiliates, net	118	119
Other liabilities and accrued expenses	1,454	1,432
Deferred income taxes	643	--
Notes due to related parties	677	675
Separate Accounts	8,676	9,072
Total liabilities	70,805	74,434

Commitments and Contingent Liabilities (Notes 7 and 11)
Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,189	3,189
Retained income	1,913	1,969
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(100)	(274)
Other unrealized net capital gains and losses	587	(1,146)
Unrealized adjustment to DAC, DSI and insurance reserves	38	643
Total unrealized net capital gains and losses	525	(777)
Total accumulated other comprehensive income (loss)	525	(777)
Total shareholder’s equity	5,632	4,386
Total liabilities and shareholder’s equity	$76,437	$78,820

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Year Ended December 31,
	2010	2009	2008

Redeemable preferred stock - series A	$--	$--	$--

Common stock	5	5	5

Additional capital paid-in
Balance, beginning of year	3,189	2,475	1,108
Capital contributions	--	697	1,349
Forgiveness of payable due to parent (see Note 4)	--	17	--
Gain on reinsurance transaction with affiliate (see Note 4)	--	--	18
Balance, end of year	3,189	3,189	2,475

Retained income
Balance, beginning of year	1,969	2,066	3,734
Net loss	(28)	(547)	(1,690)
Cumulative effect of change in accounting principle	(28)	481	--
(Loss) gain on transfers of investments to/from parent (see Note 4)	--	(36)	22
Forgiveness of payable due to parent (see Note 4)	--	5	--
Balance, end of year	1,913	1,969	2,066

Accumulated other comprehensive income
Balance, beginning of year	(777)	(2,337)	(84)
Cumulative effect of change in accounting principle	19	(339)	--
Change in unrealized net capital gains and losses	1,283	1,899	(2,253)
Balance, end of year	525	(777)	(2,337)

Total shareholder’s equity	$5,632	$4,386	$2,209

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities
Net loss	$(28)	$(547)	$(1,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and other non-cash items	(144)	(277)	(423)
Realized capital gains and losses	513	420	3,052
(Gain) loss on disposition of operations	(6)	(7)	4
Interest credited to contractholder funds	1,764	2,076	2,356
Changes in:
Policy benefit and other insurance reserves	(343)	(446)	(446)
Unearned premiums	(3)	(2)	(2)
Deferred policy acquisition costs	(111)	485	47
Reinsurance recoverables	(365)	(236)	(167)
Income taxes	601	412	(828)
Other operating assets and liabilities	74	(29)	--
Net cash provided by operating activities	1,952	1,849	1,903
Cash flows from investing activities
Proceeds from sales
Fixed income securities	10,666	13,621	11,083
Equity securities	92	35	131
Limited partnership interests	110	78	100
Mortgage loans	112	335	248
Other investments	82	485	135
Investment collections
Fixed income securities	2,800	3,652	2,530
Mortgage loans	1,051	1,695	800
Other investments	109	105	95
Investment purchases
Fixed income securities	(11,361)	(16,720)	(6,498)
Equity securities	(54)	(102)	(133)
Limited partnership interests	(276)	(209)	(410)
Mortgage loans	(98)	(18)	(1,115)
Other investments	(133)	(26)	(120)
Change in short-term investments, net	266	2,275	(4,529)
Change in policy loans and other investments, net	(159)	(193)	(359)
Disposition of operations	--	--	(3)
Net cash provided by investing activities	3,207	5,013	1,955

Cash flows from financing activities
Issuance of surplus notes to related parties	--	--	800
Repayment of note due to related party	(4)	--	--
Capital contributions	--	250	607
Contractholder fund deposits	2,343	3,340	9,253
Contractholder fund withdrawals	(7,525)	(10,400)	(14,610)
Net cash used in financing activities	(5,186)	(6,810)	(3,950)
Net (decrease) increase in cash	(27)	52	(92)
Cash at beginning of year	145	93	185
Cash at end of year	$118	$145	$93

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

Nature of operations

The Company sells life insurance, retirement and investment products and voluntary accident and health insurance.  The principal individual products are interest-sensitive, traditional and variable life insurance, and fixed annuities including deferred and immediate. The institutional product line, which the Company offers on an opportunistic basis, consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.  The following table summarizes premiums and contract charges by product.

($ in millions)	2010	2009	2008
Premiums
Traditional life insurance	$399	$387	$368
Immediate annuities with life contingencies	97	102	132
Accident and health insurance	96	92	85
Total premiums	592	581	585

Contract charges
Interest-sensitive life insurance	952	907	855
Fixed annuities	39	45	56
Total contract charges	991	952	911
Total premiums and contract charges	$1,583	$1,533	$1,496

The Company, through several subsidiaries, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam.  For 2010, the top geographic locations for statutory premiums and annuity considerations were California, Florida, Texas, New York and Nebraska.  No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations.  The Company distributes its products to individuals through multiple distribution channels, including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies) and specialized structured settlement brokers.

The Company has exposure to market risk as a result of its investment portfolio.  Market risk is the risk that the Company will incur realized and unrealized net capital losses due to adverse changes in interest rates, credit spreads, equity prices, or currency exchange rates.  The Company’s primary market risk exposures are to changes in interest rates, credit spreads and equity prices. Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of its interest bearing assets and liabilities.  This risk arises from many of the Company’s primary activities, as it invests substantial funds in interest-sensitive assets and issues interest-sensitive liabilities.  Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields.  Credit spread risk is the risk that the Company will incur a loss due to adverse changes in credit spreads.  This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in spread-sensitive fixed income assets.  Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

The Company monitors economic and regulatory developments that have the potential to impact its business.  The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company’s product lines by substantially increasing the number, size and financial strength of potential competitors.  Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products.  Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities.  Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance or annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of the Company’s products making them less competitive.  Such proposals, if adopted, could have an adverse effect on the Company’s financial position or ability to sell such products and could result in the surrender of some existing contracts and policies.  In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

2.  Summary of Significant Accounting Policies

Investments

Fixed income securities include bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), asset-backed securities (“ABS”) and redeemable preferred stocks.  Fixed income securities, which may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value.  The difference between amortized cost and fair value, net of deferred income taxes, certain deferred policy acquisition costs (“DAC”), certain deferred sales inducement costs (“DSI”) and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income.  Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.

Equity securities primarily include common stocks, exchange traded funds, non-redeemable preferred stocks and real estate investment trust equity investments.  Equity securities are designated as available for sale and are carried at fair value.  The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income.

Mortgage loans are carried at outstanding principal balances, net of unamortized premium or discount and valuation allowances.  Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected.  Valuation allowances for impaired loans reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.

Investments in limited partnership interests, including interests in private equity/debt funds, real estate funds, hedge funds and tax credit funds, where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies, are accounted for in accordance with the cost method of accounting; otherwise, investments in limited partnership interests are accounted for in accordance with the equity method of accounting.

Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value.  Policy loans are carried at the unpaid principal balances.  Other investments consist primarily of derivatives, bank loans and notes due from related party.  Derivatives are carried at fair value.  Bank loans are primarily senior secured corporate loans and are carried at amortized cost.  Notes due from related party are carried at outstanding principal balances.

Investment income consists primarily of interest, dividends, income from certain limited partnership interests and income from certain derivative transactions.  Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date.  Interest income for certain RMBS, CMBS and ABS is determined considering estimated principal repayments obtained from third party data sources and internal estimates.  Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated.  For beneficial interests in securitized financial assets not of high credit quality, the effective yield is recalculated on a prospective basis.  For all other RMBS, CMBS and ABS, the effective yield is recalculated on a retrospective basis. For other-than-temporarily impaired fixed income securities, the effective yield method utilizes the difference between the amortized cost basis at impairment and the cash flows expected to be collected.  Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable.  Accrual of income is suspended for mortgage loans and bank loans that are in default or when full and timely collection of principal and interest payments is not probable.  Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value. Income from investments in limited partnership interests accounted for utilizing the cost method of accounting is recognized upon receipt of amounts distributed by the partnerships as investment income.  Subsequent to October 1, 2008, income from investments in limited partnership interests accounted for utilizing the equity method of accounting (“EMA limited partnerships”) is reported in realized capital gains and losses.

Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, adjustments to valuation allowances on mortgage loans, periodic changes in the fair value and settlements of certain derivatives including hedge ineffectiveness, and income from EMA limited partnerships.  Realized capital gains and losses on investment sales include calls and prepayments and are determined on a specific identification basis.  Income from EMA limited partnerships is recognized based on the financial results of the partnership and the Company’s proportionate investment interest, and is recognized on a delay due to the availability of the related financial statements.  Income recognition on hedge funds is generally on a one month delay and income recognition on private equity/debt funds, real estate funds and tax credit funds is generally on a three month delay.

The Company recognizes other-than-temporary impairment losses on fixed income securities in earnings when a security’s fair value is less than its amortized cost and the Company has made the decision to sell or it is more likely than not the Company will be required to sell the fixed income security before recovery of its amortized cost basis.  Additionally, if the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of a fixed income security, the credit loss component of the impairment is recorded in earnings, with the remaining amount of the unrealized loss related to other factors recognized in other comprehensive income (“OCI”).  The Company recognizes other-than-temporary impairment losses on equity securities in earnings when the decline in fair value is considered other than temporary including when the Company does not have the intent and ability to hold the equity security for a period of time sufficient to recover its cost basis.

Derivative and embedded derivative financial instruments

Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate and equity), options (including swaptions), interest rate caps and floors, warrants, foreign currency swaps, forward contracts to hedge foreign currency risk and certain investment risk transfer reinsurance agreements.  Derivatives required to be separated from the host instrument and accounted for as derivative financial instruments (“subject to bifurcation”) are embedded in certain fixed income securities, equity-indexed life and annuity contracts, reinsured variable annuity contracts and certain funding agreements (see Note 7).

All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds.  Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract.  The change in fair value of derivatives embedded in certain fixed income securities and subject to bifurcation is reported in realized capital gains and losses.  The change in fair value of derivatives embedded in life and annuity product contracts and subject to bifurcation is reported in contract benefits or interest credited to contractholder funds.  Cash flows from embedded derivatives requiring bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks, respectively, within the Consolidated Statements of Cash Flows.  Cash flows from other derivatives are reported in cash flows from investing activities within the Consolidated Statements of Cash Flows.

When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges.  The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk for fair value hedges.  At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy.  The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk.  For a cash flow hedge, this documentation includes the exposure to changes in the variability in cash flows attributable to the hedged risk.  The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment.  At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk.  Ineffectiveness in fair value hedges and cash flow hedges, if any, is reported in realized capital gains and losses.

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

Termination of hedge accounting   If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable or the hedged asset becomes other-than-temporarily impaired), the Company may terminate the derivative position.  The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances.  If the derivative instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses.  When a fair value hedge is no longer effective, is redesignated as non-hedge or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof which has already been recognized in income while the hedge was in place and used to adjust the amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying value of the hedged liability, is amortized over the remaining life of the hedged asset, liability or portion thereof, and reflected in net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied.  If the hedged item in a fair value hedge is an asset which has become other-than-temporarily impaired, the adjustment made to the amortized cost for fixed income securities or the carrying value for mortgage loans is subject to the accounting policies applied to other-than-temporarily impaired assets.

When a derivative instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income.  If the derivative instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses.  When a derivative instrument used in a cash flow hedge of a forecasted transaction is terminated because it is probable the forecasted transaction will not occur, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied.

Non-hedge derivative financial instruments   The Company has certain derivatives for which hedge accounting is not applied. The income statement effects, including fair value gains and losses and accrued periodic settlements, of these derivatives are reported on the Consolidated Statements of Operations and Comprehensive Income either in realized capital gains and losses or in a single line item together with the results of the associated asset or liability for which risks are being managed.

Securities loaned

The Company’s business activities include securities lending transactions, which are used primarily to generate net investment income.  The proceeds received in conjunction with securities lending transactions are reinvested in short-term investments or fixed income securities.  These transactions are short-term in nature, usually 30 days or less.

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

Interest-sensitive life contracts, such as universal life and single premium life, are insurance contracts whose terms are not fixed and guaranteed.  The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and contract charges assessed against the contractholder account balance.  Premiums from these contracts are reported as contractholder fund deposits.  Contract charges consist of fees assessed against the contractholder account balance for the cost of insurance (mortality risk), contract administration and surrender of the contract prior to contractually specified dates.  These contract charges are recognized as revenue when assessed against the contractholder account balance.  Contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

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

Contract charges for variable life and variable annuity products consist of fees assessed against the contractholder account balances for contract maintenance, administration, mortality, expense and surrender of the contract prior to contractually specified dates.  Contract benefits incurred for variable annuity products include guaranteed minimum death, income, withdrawal and accumulation benefits.  Substantially all of the Company’s variable annuity business is ceded through reinsurance agreements and the contract charges and contract benefits related thereto are reported net of reinsurance ceded.

Deferred policy acquisition and sales inducement costs

Costs that vary with and are primarily related to acquiring life insurance and investment contracts are deferred and recorded as DAC.  These costs are principally agents’ and brokers’ remuneration and certain underwriting expenses.  DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuity and interest-sensitive life contracts.  These sales inducements are primarily in the form of additional credits to the customer’s account balance or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements.  All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Consolidated Statements of Operations and Comprehensive Income.  Amortization of DAC is included in amortization of deferred policy acquisition costs on the Consolidated Statements of Operations and Comprehensive Income and is described in more detail below.  DSI is amortized into income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Consolidated Statements of Operations and Comprehensive Income.  DAC and DSI are periodically reviewed for recoverability and adjusted if necessary.

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

For interest-sensitive life, fixed annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits (“AGP”) and estimated future gross profits (“EGP”) expected to be earned over the estimated lives of the contracts.  The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts.  Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities.  The cumulative DAC and DSI amortization is reestimated and adjusted by a cumulative charge or credit to results of operations when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.  When DAC or DSI amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC or DSI balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements.  Negative amortization is only recorded when the increased DAC or DSI balance is determined to be recoverable based on facts and circumstances.  Recapitalization of DAC and DSI is limited to the originally deferred costs plus interest.

AGP and EGP consist primarily of the following components: contract charges for the cost of insurance less mortality costs and other benefits; investment income and realized capital gains and losses less interest credited; and surrender and other contract charges less maintenance expenses.  The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable.  For products whose supporting investments are exposed to capital losses in excess of the Company’s expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC and DSI amortization may be modified to exclude the excess capital losses.

The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life, fixed annuities and other investment contracts in the aggregate using current assumptions.  If a change in the amount of EGP is significant, it could result in the unamortized DAC and DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively.

The DAC and DSI balances presented include adjustments to reflect the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized capital gains or losses in the respective product investment portfolios were actually realized.  The adjustments are recorded net of tax in accumulated other comprehensive income.  DAC, DSI and deferred income taxes determined on unrealized capital gains and losses and reported in accumulated other comprehensive income recognize the impact on shareholder’s equity consistently with the amounts that would be recognized in the income statement on realized capital gains and losses.

Customers of the Company may exchange one insurance policy or investment contract for another offered by the Company, or make modifications to an existing investment or life contract issued by the Company.  These transactions are identified as internal replacements for accounting purposes.  Internal replacement transactions determined to result in replacement contracts that are substantially unchanged from the replaced contracts are accounted for as continuations of the replaced contracts.  Unamortized DAC and DSI related to the replaced contracts continue to be deferred and amortized in connection with the replacement contracts.  For interest-sensitive life insurance and investment contracts, the EGP of the replacement contracts are treated as a revision to the EGP of the replaced contracts in the determination of amortization of DAC and DSI.  For traditional life insurance policies, any changes to unamortized DAC that result from replacement contracts are treated as prospective revisions.  Any costs associated with the issuance of replacement contracts are characterized as maintenance costs and expensed as incurred.

Internal replacement transactions determined to result in a substantial change to the replaced contracts are accounted for as an extinguishment of the replaced contracts, and any unamortized DAC and DSI related to the replaced contracts are eliminated with a corresponding charge to amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively.

The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position.  The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired.  These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability.  The present value of future profits was $15 million and $16 million as of December 31, 2010 and 2009, respectively.  Amortization expense of the present value of future profits was $1 million, $3 million and $5 million in 2010, 2009 and 2008, respectively.

Reinsurance

In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance (see Note 9).  The Company has also used reinsurance to effect the acquisition or disposition of certain blocks of business. The amounts reported in the Consolidated Statements of Financial Position as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid.  Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts.  Insurance liabilities are reported gross of reinsurance recoverables.  Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts.  Reinsurance does not extinguish the Company’s primary liability under the policies written.  Therefore, the Company regularly evaluates the financial condition of its reinsurers and establishes allowances for uncollectible reinsurance as appropriate.

Goodwill

Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired.  The goodwill balance was $5 million as of both December 31, 2010 and 2009.  The Company annually evaluates goodwill for impairment using a trading multiple analysis, which is a widely accepted valuation technique, to estimate the fair value of its reporting unit.  If conditions warrant, a discounted cash flow analysis may also be used.  The Company also reviews its goodwill for impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.  Goodwill impairment evaluations indicated no impairment as of December 31, 2010 or 2009.

Income taxes

The income tax provision is calculated under the liability method.  Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates.  The principal assets and liabilities giving rise to such differences are DAC, unrealized capital gains and losses on certain investments, insurance reserves and differences in tax bases of invested assets.  A deferred tax asset valuation allowance is established when there is uncertainty that such assets will be realized.

Reserve for life-contingent contract benefits

The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses (see Note 8).  These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration.  To the extent that unrealized gains on fixed income securities would result in a premium deficiency if those gains were realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of unrealized net capital gains included in accumulated other comprehensive income.

Contractholder funds

Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities and funding agreements.  Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses (see Note 8). Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts and reserves for certain guarantees on reinsured variable annuity contracts.

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

Absent any contract provision wherein the Company provides a guarantee, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives. Substantially all of the Company’s variable annuity business was reinsured beginning in 2006.

Off-balance-sheet financial instruments

Commitments to invest, commitments to purchase private placement securities, commitments to extend loans, financial guarantees and credit guarantees have off-balance-sheet risk because their contractual amounts are not recorded in the Company’s Consolidated Statements of Financial Position (see Note 7 and Note 11).

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

In the normal course of investing activities, the Company invests in variable interests issued by VIEs.  These variable interests include structured investments such as RMBS, CMBS and ABS as well as limited partnerships, special purpose entities and trusts. For these variable interests, the Company concluded it is not the primary beneficiary due to the amount of the Company’s interest in the VIEs and the Company’s lack of power to direct the activities that are most significant to the economic performance of the VIEs.  The Company’s maximum exposure to loss on these interests is limited to the amount of the Company’s investment, including future funding commitments, as applicable.

Embedded Credit Derivatives Scope Exception

In March 2010, the FASB issued accounting guidance clarifying the scope exception for embedded credit derivative features, including those in certain collateralized debt obligations and synthetic collateralized debt obligations.  Embedded credit derivative features related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another continue to qualify for the scope exception.  Other embedded credit derivative features must be analyzed for potential bifurcation and separate accounting as a derivative, with periodic changes in fair value recorded in net income.  The adoption of the new guidance as of July 1, 2010 resulted in the bifurcation of the credit default swaps embedded in synthetic collateralized debt obligations purchased after January 1, 2007, and the related net unrealized capital losses were reclassified from accumulated other comprehensive income to retained income.  The cumulative effect of adoption, net of related DAC, DSI and tax adjustments, was a $19 million increase in unrealized net capital gains and losses, a $9 million decrease in total assets and a $28 million decrease in retained income.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued guidance requiring expanded disclosures relating to the credit quality of financing receivables and the related allowances for credit losses.  The new guidance requires a greater level of disaggregated information, as well as additional disclosures about credit quality indicators, past due information and modifications of its financing receivables.  The new guidance is effective for reporting periods ending after December 15, 2010, except for disclosures related to troubled debt restructurings which have been deferred until reporting periods ending after December 15, 2011.  The new guidance affects disclosures only; and therefore, the adoption as of December 31, 2010 had no impact on the Company’s results of operations or financial position.

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specifies that the costs must be based on successful efforts.  The guidance also specifies that advertising costs only should be included as deferred acquisition costs if the direct-response advertising accounting criteria are met.  The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted.  The Company is in process of evaluating the impact of adoption on the Company’s results of operations and financial position.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued disclosure guidance for entities that enter into business combinations that are material.  The guidance specifies that if an entity presents comparative financial statements, the entity should disclose proforma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The guidance is effective prospectively for business combinations entered into on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.  The Company will adopt the guidance for any business combinations entered into on or after January 1, 2011.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans, fixed income securities, limited partnerships and other investments, as well as mergers completed with equity securities, totaled $621 million, $372 million and $17 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending activities were $461 million, $449 million and $320 million as of December 31, 2010, 2009 and 2008, respectively, and are reported in other liabilities and accrued expenses in the Consolidated Statements of Financial Position.  Obligations to return cash collateral for over-the-counter (“OTC”) derivatives were $4 million, $168 million and $20 million as of December 31, 2010, 2009 and 2008, respectively, and are reported in other liabilities and accrued expenses or other investments.  The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008

Net change in proceeds managed
Net change in fixed income securities	$--	$--	$348
Net change in short-term investments	152	(277)	1,129
Operating cash flow provided (used)	$152	$(277)	$1,477

Net change in liabilities
Liabilities for collateral, beginning of year	$(617)	$(340)	$(1,817)
Liabilities for collateral, end of year	(465)	(617)	(340)
Operating cash flow (used) provided	$(152)	$277	$(1,477)

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

4.    Related Party Transactions

Business operations

The Company uses services performed by its affiliates, AIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities.  In addition, the Company shares the services of employees with AIC.  The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company.  The Company is charged for the cost of these operating expenses based on the level of services provided.  Operating expenses, including compensation, retirement and other benefit programs (see Note 15), allocated to the Company were $404 million, $435 million and $467 million in 2010, 2009 and 2008, respectively.  A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income as described in Note 2.

Structured settlement annuities

The Company issued $54 million, $49 million and $73 million of structured settlement annuities, a type of immediate annuity, in 2010, 2009 and 2008, respectively, at prices determined using interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC.  Of these amounts, $11 million, $6 million and $12 million relate to structured settlement annuities with life contingencies and are included in premium income for 2010, 2009 and 2008, respectively.

In most cases, these annuities were issued under a “qualified assignment” whereby prior to July 1, 2001 Allstate Settlement Corporation (“ASC”), and on and subsequent to July 1, 2001 Allstate Assignment Corporation (“AAC”), both wholly owned subsidiaries of ALIC, purchased annuities from ALIC and assumed AIC’s obligation to make future payments.

AIC issued surety bonds to guarantee the payment of structured settlement benefits assumed by ASC (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company through June 30, 2001.  ASC entered into a General Indemnity Agreement pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gave AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds. For contracts written on or after July 1, 2001, AIC no longer issues surety bonds to guarantee the payment of structured settlement benefits.  Alternatively, ALIC guarantees the payment of structured settlement benefits on all contracts issued on or after July 1, 2001. Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.83 billion and $4.80 billion as of December 31, 2010 and 2009, respectively.

Broker-Dealer agreement

The Company receives distribution services from Allstate Financial Services, LLC (“AFS”), an affiliated broker-dealer company, for certain variable life insurance contracts sold by Allstate exclusive agencies.  For these services, the Company incurred commission and other distribution expenses of $10 million, $10 million and $19 million in 2010, 2009 and 2008, respectively.

Reinsurance transactions

Effective January 1, 2008, the Company’s coinsurance reinsurance agreement with its unconsolidated affiliate American Heritage Life Insurance Company (“AHL”), which went into effect in 2004, was amended to include the assumption by the Company of certain accident and health insurance policies.  In accordance with this amendment, the Company recorded cash of $16 million, premium installment receivables of $5 million, DAC of $32 million, reserve for life-contingent contract benefits of $24 million and accrued liabilities of $2 million.  Since the Company received assets in excess of net liabilities from an affiliate under common control, the Company recognized a gain of $27 million ($18 million after-tax), which was recorded as an increase to additional capital paid-in. ALIC enters into certain intercompany reinsurance transactions with its wholly owned subsidiaries.  ALIC enters into these transactions in order to maintain underwriting control and spread risk among various legal entities.  These reinsurance agreements have been approved by the appropriate regulatory authorities.  All significant intercompany transactions have been eliminated in consolidation.

Income taxes

The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 12).

Notes due to related parties

 Notes due to related parties outstanding as of December 31 consisted of the following:

($ in millions)	2010	2009
7.00% Surplus Note, due 2028 (1)	$400	$400
6.74% Surplus Note, due 2029 (1)	25	25
5.06% Surplus Note, due 2035 (1)	100	100
6.18% Surplus Note, due 2036 (1)	100	100
5.93% Surplus Note, due 2038 (1)	50	50
7.00% Note, due 2017	2	--
Notes due to related parties	$677	$675

(1) No payment of principal or interest is permitted on the surplus notes without the written approval from the proper regulatory authority. The regulatory authority could prohibit the payment of interest and principal on the surplus notes if certain statutory capital requirements are not met.  Permission to pay interest on the surplus notes was granted in both 2010 and 2009 on all notes except the $400 million note for which approval has not been sought.

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

On December 18, 2009, under the existing agreement with Kennett, ALIC sold Kennett a $25 million redeemable surplus note issued by ALIC Re.  The surplus note is due December 1, 2029 with an initial rate of 6.74% that will reset every ten years to the then current ten year CMT, plus 3.25%.  As payment, Kennett issued a full recourse note due December 1, 2029 to ALIC for the same amount with an initial interest rate of 5.19% that will reset every ten years to the then current ten year CMT, plus 1.70%.

The notes due from Kennett are classified as other investments in the Consolidated Statements of Financial Position.  In 2010, 2009 and 2008, the Company recorded net investment income on these notes of $15 million, $14 million and $12 million, respectively.  In 2010, 2009 and 2008, the Company incurred $16 million, $14 million and $13 million, respectively, of interest expense related to the surplus notes due to Kennett.

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

On November 17, 2008, the Company issued a $400 million 7.00% surplus note due November 17, 2028 to AIC in exchange for cash.  In 2010, 2009 and 2008, the Company incurred interest expense on this surplus note of $28 million, $28 million and $3 million, respectively.

In March 2010, in accordance with an asset purchase agreement between Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, and AHL, an unconsolidated affiliate of ALIC, AHL sold to RBI mortgage loans with a carrying value of $6 million on the date of sale.  As payment, RBI issued a 7.00% note due March 26, 2017 to

AHL for the same amount.  As security for the performance of RBI’s obligations under the agreement and note, RBI granted a pledge of and security interest in RBI’s right, title and interest in the mortgage loans and their proceeds.  In 2010, RBI repaid $4 million of principal on the outstanding note.  In 2010, the Company incurred interest expense on this note of $0.2 million.

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

In addition to the Liquidity Agreement, the Company has an intercompany loan agreement with the Corporation.  The amount of intercompany loans available to the Company is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1 billion.  The Corporation may use commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.  The Company had no amounts outstanding under the intercompany loan agreement as of December 31, 2010 and 2009.

On December 20, 2010, AHL entered into a Revolving Loan Credit Agreement (“Credit Agreement”) with RBI, a consolidated subsidiary of ALIC, according to which AHL agreed to extend revolving credit loans to RBI.  As security for its obligations under the Credit Agreement, RBI entered into a Pledge and Security Agreement with AHL, according to which RBI agreed to grant a pledge of and security interest in RBI’s right, title, and interest in certain assets of RBI.  The Company had no amounts outstanding under the Credit Agreement as of December 31, 2010.

Investment sales and purchases

In December 2009, the Company sold investments to AIC.  The Company received proceeds of $28 million for the investments, which included fixed income securities and a bank loan with a fair value on the date of sale of $17 million and $11 million, respectively.  The amortized cost basis of the fixed income securities and bank loan on the date of sale was $46 million and $12 million, respectively.  The loss on sale of $20 million after-tax ($30 million pre-tax) was recorded as a decrease to retained income since the sale of the investments was between affiliates under common control.

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

  The Company and AIC have a Capital Support Agreement that went into effect in 2007.  Under the terms of this agreement, AIC agrees to provide capital to maintain the amount of statutory capital and surplus necessary to maintain a company action level risk-based capital (“RBC”) ratio of at least 150%.  AIC’s obligation to provide capital to the Company under the agreement is limited to an aggregate amount of $1 billion.  In exchange for providing this capital, the Company will pay AIC an annual commitment fee of 1% of the amount of the Capital and Surplus maximum that remains available on January 1 of such year.  The Company or AIC have the right to terminate this agreement when: 1) the Company qualifies for a financial strength rating from Standard and Poor’s, Moody’s or A.M. Best, without giving weight to the existence of this agreement, that is the same or better than its rating with such support; 2) the Company’s RBC ratio is at least 300%; or 3) AIC no longer directly or indirectly owns at least 50% of the voting stock of the Company.  As of December 31, 2010, no capital had been provided by AIC under this agreement.  All capital contributions to the Company subsequent to this agreement going into effect were discretionary and were made by AIC outside of the terms of this agreement.

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

5.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
December 31, 2010
U.S. government and agencies	$3,258	$245	$(9)	$3,494
Municipal	5,179	88	(294)	4,973
Corporate	27,509	1,510	(369)	28,650
Foreign government	1,962	303	(8)	2,257
RMBS	4,674	132	(451)	4,355
CMBS	2,121	56	(274)	1,903
ABS	2,768	88	(289)	2,567
Redeemable preferred stock	15	--	--	15
Total fixed income securities	$47,486	$2,422	$(1,694)	$48,214

December 31, 2009
U.S. government and agencies	$3,426	$168	$(13)	$3,581
Municipal	5,578	50	(519)	5,109
Corporate	27,314	1,015	(790)	27,539
Foreign government	1,906	258	(11)	2,153
RMBS	5,596	76	(1,006)	4,666
CMBS	3,390	30	(952)	2,468
ABS	2,616	48	(537)	2,127
Redeemable preferred stock	16	--	(1)	15
Total fixed income securities	$49,842	$1,645	$(3,829)	$47,658

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of December 31, 2010:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,656	$1,682
Due after one year through five years	13,278	13,836
Due after five years through ten years	11,243	12,035
Due after ten years	13,867	13,739
	40,044	41,292
RMBS and ABS	7,442	6,922
Total	$47,486	$48,214

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income for the years ended December 31 is as follows:

($ in millions)	2010	2009	2008
Fixed income securities	$2,476	$2,595	$3,112
Mortgage loans	377	488	580
Equity securities	5	5	7
Limited partnership interests	21	8	29
Short-term investments	3	13	98
Other	(16)	(39)	23
Investment income, before expense	2,866	3,070	3,849
Investment expense	(106)	(96)	(129)
Net investment income	$2,760	$2,974	$3,720

Realized capital gains and losses

Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Fixed income securities	$(370)	$(255)	$(2,004)
Mortgage loans	(71)	(143)	(90)
Equity securities	36	(21)	(29)
Limited partnership interests	17	(283)	(76)
Derivatives	(124)	357	(815)
Other	(1)	(75)	(38)
Realized capital gains and losses	$(513)	$(420)	$(3,052)

Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Impairment write-downs	$(494)	$(1,009)	$(1,227)
Change in intent write-downs	(142)	(267)	(1,207)
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings	(636)	(1,276)	(2,434)
Sales	215	637	184
Valuation of derivative instruments	(94)	315	(985)
Settlement of derivative instruments	(31)	41	197
EMA limited partnership income	33	(137)	(14)
Realized capital gains and losses	$(513)	$(420)	$(3,052)

Gross gains of $454 million, $931 million and $516 million and gross losses of $343 million, $267 million and $317 million were realized on sales of fixed income securities during 2010, 2009 and 2008, respectively.

Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2010			2009
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(101)	$17	$(84)	$(25)	$--	$(25)
Corporate	(51)	1	(50)	(188)	(11)	(199)
Foreign government	--	--	--	(17)	--	(17)
RMBS	(236)	(20)	(256)	(434)	251	(183)
CMBS	(93)	(27)	(120)	(411)	102	(309)
ABS	(13)	(16)	(29)	(201)	(26)	(227)
Total fixed income securities	(494)	(45)	(539)	(1,276)	316	(960)
Mortgage loans	(71)	--	(71)	(102)	--	(102)
Equity securities	--	--	--	(29)	--	(29)
Limited partnership interests	(23)	--	(23)	(148)	--	(148)
Other	(3)	--	(3)	(37)	--	(37)
Other-than-temporary impairment losses	$(591)	$(45)	$(636)	$(1,592)	$316	$(1,276)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities as of December 31, which were not included in earnings, are presented in the following table. The amount excludes $213 million and $136 million as of December 31, 2010 and 2009, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	2010	2009
Municipal	$(17)	$--
Corporate	(1)	(18)
RMBS	(258)	(323)
CMBS	(49)	(127)
ABS	(41)	(90)
Total	$(366)	$(558)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2010	2009
Beginning balance	$(808)	$--
Beginning balance of cumulative credit loss for securities held as of April 1, 2009	--	(1,059)
Cumulative effect of change in accounting principle	81	--
Additional credit loss for securities previously other-than-temporarily impaired	(221)	(111)
Additional credit loss for securities not previously other-than-temporarily impaired	(183)	(411)
Reduction in credit loss for securities disposed or collected	399	773
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	27	--
Change in credit loss due to accretion of increase in cash flows	4	--
Ending balance	$(701)	$(808)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
December 31, 2010	value	Gains	Losses	gains (losses)
Fixed income securities (1)	$48,214	$2,422	$(1,694)	$728
Equity securities	211	48	(1)	47
Short-term investments	1,257	--	--	--
Derivative instruments (2)	(17)	2	(19)	(17)
Unrealized net capital gains and losses, pre-tax				758
Amounts recognized for:
Insurance reserves (3)				(41)
DAC and DSI (4)				98
Amounts recognized				57
Deferred income taxes				(290)
Unrealized net capital gains and losses, after-tax				$525

(1)   Unrealized net capital gains and losses for fixed income securities as of December 31, 2010 comprises $(153) million related to unrealized net capital losses on fixed income securities with OTTI and $881 million related to other unrealized net capital gains and losses.

(2)   Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

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

	Fair	Gross unrealized		Unrealized net
December 31, 2009	value	Gains	Losses	gains (losses)
Fixed income securities (1)	$47,658	$1,645	$(3,829)	$(2,184)
Equity securities	183	31	(7)	24
Short-term investments	1,669	--	--	--
Derivative instruments (2)	(20)	2	(20)	(18)
Unrealized net capital gains and losses, pre-tax				(2,178)
Amounts recognized for:
Insurance reserves				--
DAC and DSI				990
Amounts recognized				990
Deferred income taxes				411
Unrealized net capital gains and losses, after-tax				$(777)

(1)   Unrealized net capital gains and losses for fixed income securities as of December 31, 2009 comprises $(422) million related to unrealized net capital losses on fixed income securities with OTTI and $(1.76) billion related to other unrealized net capital gains and losses.

(2)   Included in the fair value of derivative instruments are $(2) million classified as assets and $18 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2010	2009	2008
Fixed income securities	$2,912	$4,506	$(7,139)
Equity securities	23	48	(24)
Short-term investments	--	(3)	3
Derivative instruments	1	(32)	46
Total	2,936	4,519	(7,114)
Amounts recognized for:
Insurance reserves	(41)	378	681
DAC and DSI	(892)	(2,503)	2,980
(Decrease) increase in amounts recognized	(933)	(2,125)	3,661
Deferred income taxes	(701)	(834)	1,200
Increase (decrease) in unrealized net capital gains and losses	$1,302	$1,560	$(2,253)

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
December 31, 2010
Fixed income securities
U.S. government and agencies	13	$348	$(9)	--	$--	$--	$(9)
Municipal	142	1,718	(55)	170	1,145	(239)	(294)
Corporate	340	3,805	(144)	143	1,951	(225)	(369)
Foreign government	16	191	(8)	1	10	--	(8)
RMBS	108	143	(3)	246	1,266	(448)	(451)
CMBS	11	123	(2)	114	836	(272)	(274)
ABS	33	262	(4)	130	1,288	(285)	(289)
Total fixed income securities (1)	663	6,590	(225)	804	6,496	(1,469)	(1,694)
Equity securities	3	17	(1)	--	--	--	(1)
Total fixed income and equity securities	666	$6,607	$(226)	804	$6,496	$(1,469)	$(1,695)

Investment grade fixed income securities	600	$6,222	$(209)	559	$4,853	$(782)	$(991)
Below investment grade fixed income securities	63	368	(16)	245	1,643	(687)	(703)
Total fixed income securities	663	$6,590	$(225)	804	$6,496	$(1,469)	$(1,694)

December 31, 2009
Fixed income securities
U.S. government and agencies	27	$1,952	$(13)	--	$--	$--	$(13)
Municipal	144	1,634	(62)	280	1,912	(457)	(519)
Corporate	300	3,979	(131)	398	5,155	(659)	(790)
Foreign government	10	360	(11)	1	1	--	(11)
RMBS	162	604	(14)	310	1,727	(992)	(1,006)
CMBS	19	186	(3)	257	1,796	(949)	(952)
ABS	21	203	(19)	163	1,363	(518)	(537)
Redeemable preferred stock	1	--	--	1	13	(1)	(1)
Total fixed income securities (1)	684	8,918	(253)	1,410	11,967	(3,576)	(3,829)
Equity securities	7	11	(2)	1	13	(5)	(7)
Total fixed income and equity securities	691	$8,929	$(255)	1,411	$11,980	$(3,581)	$(3,836)

Investment grade fixed income securities	650	$8,667	$(191)	1,119	$10,260	$(2,467)	$(2,658)
Below investment grade fixed income securities	34	251	(62)	291	1,707	(1,109)	(1,171)
Total fixed income securities	684	$8,918	$(253)	1,410	$11,967	$(3,576)	$(3,829)

(1)      Gross unrealized losses resulting from factors other than credit on fixed income securities with other-than-temporary impairments for which the Company has recorded a credit loss in earnings total $3 million for the less than 12 month category and $251 million for the 12 months or greater category as of December 31, 2010 and $16 million for the less than 12 month category and $468 million for the 12 months or greater category as of December 31, 2009.

As of December 31, 2010, $670 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $670 million, $538 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of December 31, 2010, the remaining $1.03 billion of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $453 million of these unrealized losses were evaluated based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $1.03 billion, $572 million are related to below investment grade fixed income securities.  Of these amounts, $552 million of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of December 31, 2010.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations.

RMBS, CMBS and ABS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings.  This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for RMBS and ABS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying securities, taking into consideration credit enhancements from reliable bond insurers, where applicable.  Unrealized losses on equity securities are primarily related to equity market fluctuations.

As of December 31, 2010, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of December 31, 2010, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of December 31, 2010 and 2009, the carrying value of equity method limited partnership interests totaled $610 million and $495 million, respectively.  The Company recognizes an impairment loss for equity method investments when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  In 2010, 2009 and 2008, the Company had write-downs related to equity method limited partnership interests of $1 million, $5 million and $13 million, respectively.

As of December 31, 2010 and 2009, the carrying value for cost method limited partnership interests was $662 million and $533 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs related to cost method investments in 2010, 2009 and 2008 of $22 million, $143 million and $53 million, respectively.

Mortgage loans

The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located throughout the United States and totaled, net of valuation allowance, $6.55 billion and $7.78 billion as of December 31, 2010 and 2009, respectively.  Substantially all of the commercial mortgage loans are non-recourse to the borrower.  The following table shows the principal geographic distribution of commercial real estate represented in the Company’s mortgage portfolio.  No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage portfolio carrying value)	2010	2009
California	23.5%	22.9%
Illinois	9.3	9.3
New York	6.7	6.4
New Jersey	6.6	6.0
Pennsylvania	5.6	6.0
Texas	5.3	5.0

The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage portfolio carrying value)	2010	2009
Office buildings	32.0%	35.2%
Retail	27.5	24.4
Warehouse	21.8	22.9
Apartment complex	12.8	12.1
Other	5.9	5.4
Total	100.0%	100.0%

The contractual maturities of the mortgage loan portfolio as of December 31, 2010, excluding $62 million of mortgage loans in the process of foreclosure, are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2011	53	$614	9.5%
2012	82	772	11.9
2013	74	637	9.8
2014	75	1,006	15.5
Thereafter	336	3,462	53.3
Total	620	$6,491	100.0%

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Mortgage loan valuation allowances are charged off when there is no reasonable expectation of recovery.

Accrual of income is suspended for mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable.  Cash receipts on mortgage loans on nonaccrual status are generally recorded as a reduction of carrying value.

Debt service coverage ratio is considered a key credit quality indicator when mortgage loans are evaluated for impairment.  Debt service coverage ratio represents the amount of estimated cash flows from the property available to the borrower to meet principal and interest payment obligations.  Debt service coverage ratio estimates are updated annually or more frequently if conditions are warranted based on the Company’s credit monitoring process.  The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans as of December 31, 2010, summarized by debt service coverage ratio distribution:

($ in millions) Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$275	$--	$275
1.0 – 1.25	1,571	16	1,587
1.26 – 1.50	1,478	--	1,478
Above 1.50	2,484	546	3,030
Total non-impaired mortgage loans	$5,808	$562	$6,370

Mortgage loans with a debt service coverage ratio below 1.0 that are not considered impaired primarily relate to instances where the borrower has the financial capacity to fund the revenue shortfalls from the properties for the foreseeable term, the decrease in cash flows from the properties is considered temporary, or there are other risk mitigating circumstances such as additional collateral, escrow balances or borrower guarantees.

The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2010	2009
Impaired mortgage loans with a valuation allowance	$168	$361
Impaired mortgage loans without a valuation allowance	15	16
Total impaired mortgage loans	$183	$377
Valuation allowance on impaired mortgage loans	$84	$94

The average balance of impaired loans was $275 million, $313 million and $43 million during 2010, 2009 and 2008, respectively.

The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2010	2009	2008
Beginning balance	$94	$3	$--
Net increase in valuation allowance	65	96	3
Charge offs	(75)	(5)	--
Ending balance	$84	$94	$3

Past due mortgage loans carrying value as of December 31, 2010 is as follows:

($ in millions)
Less than 90 days past due	$12
90 days or greater past due	78
Total past due	90
Current loans	6,463
Total mortgage loans	$6,553

Municipal bonds

The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company’s portfolio as of December 31. No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2010	2009
California	14.7%	16.8%
Texas	11.9	10.2
New York	7.8	7.5
New Jersey	5.8	6.4
Delaware	5.3	6.1
Illinois	5.2	5.6

Concentration of credit risk

As of December 31, 2010, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholder’s equity.

Securities loaned

The Company’s business activities include securities lending programs with third parties, mostly large banks.  As of December 31, 2010 and 2009, fixed income securities with a carrying value of $448 million and $434 million, respectively, were on loan under these agreements.  In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company’s obligation to return the collateral.  Interest income on collateral, net of fees, was $2 million in both 2010 and 2009 and $34 million in 2008.

Other investment information

Included in fixed income securities are below investment grade assets totaling $3.84 billion and $2.84 billion as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, fixed income securities and short-term investments with a carrying value of $63 million were on deposit with regulatory authorities as required by law.

As of December 31, 2010, the carrying value of fixed income securities that were non-income producing was $7 million.

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

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the consolidated financial statements.  In addition, derivatives embedded in fixed income securities are not disclosed in the hierarchy as free-standing derivatives since they are presented with the host contracts in fixed income securities.  As of December 31, 2010, 77.0% of total assets are measured at fair value and 1.4% of total liabilities are measured at fair value.

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

Municipal:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads

Corporate, including privately placed:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.  Also included are privately placed securities valued using a discounted cash flow model that is widely accepted in the financial services industry and uses market observable inputs and inputs derived principally from, or corroborated by, observable market data.  The primary inputs to the discounted cash flow model include an interest rate yield curve, as well as published credit spreads for similar assets in markets that are not active that incorporate the credit quality and industry sector of the issuer.

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

Level 3 measurements

•                  Fixed income securities:

Municipal:  ARS primarily backed by student loans that have become illiquid due to failures in the auction market are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including estimates of future coupon rates if auction failures continue, the anticipated date liquidity will return to the market and illiquidity premium.  Also included are municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”), and other high-yield municipal bonds.  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.

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

Foreign government:  Valued based on non-binding broker quotes.

RMBS - Subprime residential mortgage-backed securities (“Subprime”), Prime and Alt-A:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Also included are Subprime, Prime and Alt-A securities that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, Subprime and certain Alt-A securities are categorized as Level 3.

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

ABS - auto, student loans and other:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Also included are ABS that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain ABS are categorized as Level 3.

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

•                  Contractholder funds:  Derivatives embedded in certain life and annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities.  The models primarily use stochastically determined cash flows based on the contractual elements of embedded derivatives, projected option cost and applicable market data, such as interest rate yield curves and equity index volatility assumptions.  These are categorized as Level 3 as a result of the significance of non-market observable inputs.

Assets and liabilities measured at fair value on a non-recurring basis

Mortgage loans written-down to fair value in connection with recognizing impairments are valued based on the fair value of the underlying collateral less costs to sell.  Limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments are valued using net asset values.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2010:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2010
Assets
Fixed income securities:
U.S. government and agencies	$882	$2,612	$--		$3,494
Municipal	--	4,372	601		4,973
Corporate	--	26,890	1,760		28,650
Foreign government	--	2,257	--		2,257
RMBS	--	3,166	1,189		4,355
CMBS	--	1,059	844		1,903
ABS	--	593	1,974		2,567
Redeemable preferred stock	--	14	1		15
Total fixed income securities	882	40,963	6,369		48,214
Equity securities	137	45	29		211
Short-term investments	72	1,185	--		1,257
Other investments:
Free-standing derivatives	--	602	10	$(225)	387
Separate account assets	8,676	--	--		8,676
Other assets	--	--	1		1
Total recurring basis assets	9,767	42,795	6,409	(225)	58,746
Non-recurring basis (1)	--	--	117		117
Total assets at fair value	$9,767	$42,795	$6,526	$(225)	$58,863
% of total assets at fair value	16.6%	72.7%	11.1%	(0.4) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(653)		$(653)
Other liabilities:
Free-standing derivatives	--	(455)	(87)	$221	(321)
Total liabilities at fair value	$--	$(455)	$(740)	$221	$(974)
% of total liabilities at fair value	-- %	46.7%	76.0%	(22.7)%	100.0%

(1)  Includes $111 million of mortgage loans and $6 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2009:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2009
Assets
Fixed income securities:
U.S. government and agencies	$1,596	$1,985	$--		$3,581
Municipal	--	4,363	746		5,109
Corporate	--	25,519	2,020		27,539
Foreign government	--	2,133	20		2,153
RMBS	--	3,614	1,052		4,666
CMBS	--	1,146	1,322		2,468
ABS	--	417	1,710		2,127
Redeemable preferred stock	--	14	1		15
Total fixed income securities	1,596	39,191	6,871		47,658
Equity securities	129	27	27		183
Short-term investments	133	1,536	--		1,669
Other investments:
Free-standing derivatives	--	808	32	$(411)	429
Separate account assets	9,072	--	--		9,072
Other assets	--	--	2		2
Total recurring basis assets	10,930	41,562	6,932	(411)	59,013
Non-recurring basis (1)	--	--	219		219
Total assets at fair value	$10,930	$41,562	$7,151	$(411)	$59,232
% of total assets at fair value	18.4%	70.2%	12.1%	(0.7) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$(217)	$(110)		$(327)
Other liabilities:
Free-standing derivatives	(1)	(556)	(85)	$243	(399)
Total liabilities at fair value	$(1)	$(773)	$(195)	$243	$(726)
% of total liabilities at fair value	0.1%	106.5%	26.9%	(33.5) %	100.0%

(1)  Includes $205 million of mortgage loans and $14 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of December 31, 2010
Assets
Fixed income securities:
Municipal	$746	$(10)	$8	$(95)	$19	$(67)	$601
Corporate	2,020	23	128	(285)	403	(529)	1,760
Foreign government	20	--	--	(20)	--	--	--
RMBS	1,052	(268)	475	(41)	--	(29)	1,189
CMBS	1,322	(235)	589	(525)	108	(415)	844
ABS	1,710	60	236	205	--	(237)	1,974
Redeemable preferred stock	1	--	--	--	--	--	1
Total fixed income securities	6,871	(430)	1,436	(761)	530	(1,277)	6,369
Equity securities	27	15	2	(13)	--	(2)	29
Other investments:
Free-standing derivatives, net	(53)	(43)	--	19	--	--	(77)	(2)
Other assets	2	(1)	--	--	--	--	1
Total recurring Level 3 assets	$6,847	$(459)	$1,438	$(755)	$530	$(1,279)	$6,322

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(110)	$(31)	$--	$3	$(515)	$--	$(653)
Total recurring Level 3 liabilities	$(110)	$(31)	$--	$3	$(515)	$--	$(653)

(1)  The effect to net income totals $(490) million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(522) million in realized capital gains and losses, $64 million in net investment income, $1 million in interest credited to contractholder funds and $31 million in contract benefits.

(2)  Comprises $10 million of assets and $87 million of liabilities.

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

There were no transfers between Level 1 and Level 2 during 2010.

During 2010, certain CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and the availability of market observable quoted prices for similar assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during 2010, including those related to Corporate fixed income securities, included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote resulting in the security being classified as Level 3.  Transfers out of Level 3 during 2010, including those related to Corporate fixed income securities, included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Transfers into Level 3 during 2010 also included derivatives embedded in equity-indexed life and annuity contracts due to refinements in the valuation modeling resulting in an increase in significance of non-market observable inputs.

The following table provides the total gains and (losses) included in net income during 2010 for Level 3 assets and liabilities still held as of December 31, 2010.

($ in millions)
Assets
Fixed income securities:
Municipal	$(7)
Corporate	37
RMBS	(203)
CMBS	(28)
ABS	52
Total fixed income securities	(149)
Other investments:
Free-standing derivatives, net	(26)
Other assets	(1)
Total recurring Level 3 assets	$(176)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(31)
Total recurring Level 3 liabilities	$(31)

The amounts in the table above represent gains and losses included in net income during 2010 for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(207) million in 2010 and are reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(248) million in realized capital gains and losses, $74 million in net investment income, $2 million in interest credited to contractholder funds and $31 million in contract benefits.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2009.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for financial
	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2009		instruments still held as of December 31, 2009 (3)
Assets
Fixed income securities:
Municipal	$703	$(3)	$31	$(39)	$54	$746		$(1)
Corporate	9,867	18	1,158	(1,591)	(7,432)	2,020		54
Foreign government	--	--	--	30	(10)	20		--
RMBS	1,811	(125)	247	(304)	(577)	1,052		(96)
CMBS	410	(398)	801	(75)	584	1,322		(318)
ABS	1,341	(194)	852	(120)	(169)	1,710		(123)
Redeemable preferred stock	1	--	--	--	--	1		--
Total fixed income securities	14,133	(702)	3,089	(2,099)	(7,550)	6,871		(484)
Equity securities	27	(2)	3	(1)	--	27		(3)
Other investments:
Free-standing derivatives, net	(93)	76	--	(36)	--	(53)	(2)	98
Other assets	1	1	--	--	--	2		1
Total recurring Level 3 assets	$14,068	$(627)	$3,092	$(2,136)	$(7,550)	$6,847		$(388)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(265)	$148	$--	$7	$--	$(110)		$148
Total recurring Level 3 liabilities	$(265)	$148	$--	$7	$--	$(110)		$148

(1)    The effect to net income totals $(479) million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(719) million in realized capital gains and losses, $89 million in net investment income, $(3) million in interest credited to contractholder funds and $(148) million in contract benefits.

(2)   Comprises $32 million of assets and $85 million of liabilities.

(3)  The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(240) million and are reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(481) million in realized capital gains and losses, $87 million in net investment income, $(6) million in interest credited to contractholder funds and $(148) million in contract benefits.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2008.

($ in millions)		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in net income for financial
	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of December 31, 2008		instruments still held as of December 31, 2008 (3)
Assets
Fixed income securities:
Municipal	$231	$--	$(72)	$(12)	$556	$703		$--
Corporate	11,845	(320)	(1,147)	(1,019)	508	9,867		(367)
Foreign government	--	--	--	(5)	5	--		--
RMBS	3,034	(507)	(511)	(491)	286	1,811		(464)
CMBS	790	(453)	(312)	(391)	776	410		(192)
ABS	2,930	(338)	(987)	(404)	140	1,341		(317)
Redeemable preferred stock	--	1	--	--	--	1		--
Total fixed income securities	18,830	(1,617)	(3,029)	(2,322)	2,271	14,133		(1,340)
Equity securities	61	(3)	(12)	20	(39)	27		(3)
Other investments:
Free-standing derivatives, net	(6)	(125)	--	38	--	(93)	(2)	(37)
Other assets	2	(1)	--	--	--	1		(1)
Total recurring Level 3 assets	$18,887	$(1,746)	$(3,041)	$(2,264)	$2,232	$14,068		$(1,381)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$4	$(270)	$--	$1	$--	$(265)		$(270)
Total recurring Level 3 liabilities	$4	$(270)	$--	$1	$--	$(265)		$(270)

(1)      The effect to net income totals $(2.02) billion and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(1.83) billion in realized capital gains and losses, $91 million in net investment income, $6 million in interest credited to contractholder funds and $270 million in contract benefits.

(2)   Comprises $13 million of assets and $106 million of liabilities.

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

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	December 31, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,553	$6,312	$7,780	$6,220
Limited partnership interests - cost basis	662	719	533	521
Bank loans	322	314	359	329
Notes due from related party	275	245	275	233

The fair value of mortgage loans is based on discounted contractual cash flows or if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of limited partnership interests accounted for on the cost basis is determined using reported net asset values of the underlying funds.  The fair value of bank loans, which are reported in other investments, is based on broker quotes from brokers familiar with the loans and current market conditions.  The fair value of notes due from related party, which are reported in other investments, is based on discounted cash flow calculations using current interest rates for instruments with comparable terms.

Financial liabilities

($ in millions)	December 31, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$35,040	$34,056	$39,824	$38,196
Notes due to related parties	677	649	675	611
Liability for collateral	465	465	617	617

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

Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities.  Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, floors, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. The Company uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and futures and options for hedging the Company’s equity exposure contained in equity indexed life and annuity product contracts that offer equity returns to contractholders.  In addition, the Company also uses interest rate swaps to hedge interest rate risk inherent in funding agreements.

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

The Company’s primary embedded derivatives are conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock; equity options in life and annuity product contracts, which provide equity returns to contractholders; equity-indexed notes containing equity call options, which provide a coupon payout that is determined using one or more equity-based indices; and credit default swaps in synthetic collateralized debt obligations, which provide enhanced coupon rates as a result of selling credit protection.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of December 31, 2010, the Company pledged $18 million of securities and cash in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statements of Financial Position as of December 31, 2010.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$156	n/a	$(18)	$--	$(18)
Foreign currency swap agreements	Other investments	64	n/a	2	3	(1)
Total		$220	n/a	$(16)	$3	$(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,094	n/a	$79	$81	$(2)
Interest rate cap and floor agreements	Other investments	226	n/a	(2)	1	(3)
Financial futures contracts and options	Other assets	n/a	1,420	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	64	20,451	327	327	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	90	n/a	6	6	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	287	n/a	84	84	--
Equity-indexed call options	Fixed income securities	300	n/a	47	47	--
Credit default swaps	Fixed income securities	179	n/a	(87)	--	(87)
Credit default contracts
Credit default swaps - buying protection	Other investments	66	n/a	(1)	1	(2)
Credit default swaps - selling protection	Other investments	42	n/a	(2)	1	(3)
Other contracts
Other contracts	Other investments	13	n/a	--	--	--
Other contracts	Other assets	5	n/a	1	1	--
Total		$2,366	21,871	$452	$549	$(97)

Total asset derivatives		$2,586	21,871	$436	$552	$(116)

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

($ in millions, except number of contracts)	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$3,345	n/a	$(181)	$20	$(201)
Interest rate swap agreements	Contractholder funds	--	n/a	2	2	--
Foreign currency swap agreements	Other liabilities & accrued expenses	138	n/a	(20)	--	(20)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	435	n/a	34	34	--
Foreign currency and interest rate swap agreements	Contractholder funds	--	n/a	28	28	--
Total		$3,918	n/a	$(137)	$84	$(221)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$3,642	n/a	$66	$96	$(30)
Interest rate swaption agreements	Other liabilities & accrued expenses	750	n/a	4	4	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,216	n/a	(22)	1	(23)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	150	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	64	20,752	(168)	2	(170)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,067	n/a	(88)	--	(88)
Guaranteed withdrawal benefits	Contractholder funds	739	n/a	(47)	--	(47)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,694	n/a	(515)	--	(515)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	--	(3)
Credit default contracts
Credit default swaps - buying protection	Other liabilities & accrued expenses	181	n/a	(3)	4	(7)
Credit default swaps - selling protection	Other liabilities & accrued expenses	267	n/a	(61)	1	(62)
Total		$14,705	20,902	$(837)	$108	$(945)

Total liability derivatives		$18,623	20,902	$(974)	$192	$(1,166)

Total derivatives		$21,209	42,773	$(538)

(1)    Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statements of Financial Position as of December 31, 2009.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$45	n/a	$(3)	$--	$(3)
Foreign currency swap agreements	Other investments	23	n/a	(2)	--	(2)
Total		$68	n/a	$(5)	$--	$(5)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,106	n/a	$57	$61	$(4)
Interest rate cap and floor agreements	Other investments	52	n/a	2	2	--
Financial futures contracts and options	Other assets	n/a	404	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	62	19,850	385	385	--
Options, futures and warrants	Other assets	n/a	102	--	--	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	53	n/a	1	1	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	315	n/a	117	117	--
Equity-indexed call options	Fixed income securities	475	n/a	89	89	--
Credit default contracts
Credit default swaps - buying protection	Other investments	83	n/a	(3)	2	(5)
Credit default swaps - selling protection	Other investments	14	n/a	--	--	--
Other contracts
Other contracts	Other investments	75	n/a	--	--	--
Other contracts	Other assets	6	n/a	2	2	--
Total		$2,241	20,356	$650	$659	$(9)

Total asset derivatives		$2,309	20,356	$645	$659	$(14)

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

($ in millions, except number of contracts)	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$2,443	n/a	$(230)	$--	$(230)
Foreign currency swap agreements	Other liabilities & accrued expenses	179	n/a	(18)	3	(21)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	870	n/a	231	231	--
Foreign currency and interest rate swap agreements	Contractholder funds	--	n/a	44	44	--
Total		$3,492	n/a	$27	$278	$(251)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$6,087	n/a	$32	$69	$(37)
Interest rate swaption agreements	Other liabilities & accrued expenses	1,000	n/a	15	15	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,896	n/a	(16)	9	(25)
Equity and index contracts
Options futures and warrants	Other liabilities & accrued expenses	45	19,946	(213)	3	(216)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	54	n/a	3	3	--
Foreign currency forwards and options	Other liabilities & accrued expenses	185	n/a	2	2	--
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,113	n/a	(66)	--	(66)
Guaranteed withdrawal benefits	Contractholder funds	810	n/a	(41)	--	(41)
Equity-indexed options in life and annuity product contracts	Contractholder funds	4,321	n/a	(217)	--	(217)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	--	(3)
Credit default contracts
Credit default swaps - buying protection	Other liabilities & accrued expenses	550	n/a	(29)	4	(33)
Credit default swaps - selling protection	Other liabilities & accrued expenses	1,070	n/a	(60)	6	(66)
Total		$19,216	19,946	$(593)	$111	$(704)

Total liability derivatives		$22,708	19,946	$(566)	$389	$(955)

Total derivatives		$25,017	40,302	$79

(1)    Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Consolidated Statements of Operations and Comprehensive Income and the Consolidated Statements of Financial Position for the years ended December 31.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months.

($ in millions) Effective portion	2010	2009
Gain (loss) recognized in OCI on derivatives during the period	$3	$(35)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(17)	(18)
Gain reclassified from AOCI into income (net investment income)	--	2
Gain (loss) reclassified from AOCI into income (realized capital gains and losses)	2	(3)
Ineffective portion and amount excluded from effectiveness testing
Gain recognized in income on derivatives (realized capital gains and losses)	--	--

For cash flow hedges, unrealized net pre-tax gains and losses included in accumulated other comprehensive income were $(17) million and $(18) million as of December 31, 2010 and 2009, respectively.  The net pre-tax changes in accumulated other comprehensive income due to cash flow hedges were $1 million, $(34) million and $48 million in 2010, 2009 and 2008, respectively.

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31.

($ in millions)	2010
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(139)	$9	$--	$11	$(119)
Foreign currency and interest rate contracts	--	(2)	--	(18)	(20)
Subtotal	(139)	7	--	(7)	(139)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(138)	--	--	(138)
Equity and index contracts	--	--	--	113	113
Embedded derivative financial instruments	--	8	(28)	34	14
Foreign currency contracts	--	4	--	--	4
Credit default contracts	--	(6)	--	--	(6)
Other contracts	--	--	--	3	3
Subtotal	--	(132)	(28)	150	(10)
Total	$(139)	$(125)	$(28)	$143	$(149)

	2009
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$30	$12	$--	$(13)	$29
Foreign currency and interest rate contracts	--	(9)	--	77	68
Subtotal	30	3	--	64	97

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	280	--	--	280
Equity and index contracts	--	--	--	115	115
Embedded derivative financial instruments	--	60	158	(184)	34
Foreign currency contracts	--	3	--	--	3
Credit default contracts	--	14	--	--	14
Other contracts	--	--	--	3	3
Subtotal	--	357	158	(66)	449
Total	$30	$360	$158	$(2)	$546

The hedge ineffectiveness reported in realized capital gains and losses amounted to gains of $7 million in 2010 and losses of $1 million and $4 million in 2009 and 2008, respectively.

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31.

($ in millions)	2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$--	$(48)	$48	$--
Net investment income	(33)	--	--	33
Realized capital gains and losses	9	(2)	--	--
Total	$(24)	$(50)	$48	$33

	2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$39	$(13)	$--
Net investment income	164	--	--	(164)
Realized capital gains and losses	12	(9)	--	--
Total	$150	$30	$(13)	$(164)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of December 31, 2010, counterparties pledged $17 million in cash and securities to the Company, and the Company pledged $153 million in cash and securities to counterparties which includes $147 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $6 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure as of December 31 by counterparty credit rating as it relates to interest rate swap, foreign currency swap, interest rate cap, interest rate floor, free-standing credit default swap, forward and certain option agreements (including swaptions).

($ in millions)	2010				2009

Rating (1)	Number of counter- parties	Notional amount	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount	Credit Exposure (2)	Exposure, net of collateral (2)

AA-	1	$675	$19	$10	--	$--	$--	$--
A+	2	951	14	10	3	6,666	151	18
A	3	772	10	10	2	1,041	48	17
A-	1	89	32	32	1	145	23	23
Total	7	$2,487	$75	$62	6	$7,852	$222	$58

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

The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position as of December 31, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)	2010	2009
Gross liability fair value of contracts containing credit-risk-contingent features	$368	$386
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(212)	(233)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(147)	(122)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$9	$31

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2010:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$40	$55	$10	$10	$115	$(1)
High yield debt	--	--	--	4	4	--
Municipal	25	--	--	--	25	(6)
Subtotal	65	55	10	14	144	(7)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(19)
First-to-default
Municipal	--	100	--	--	100	(37)
Subtotal	--	100	--	65	165	(56)
Total	$65	$155	$10	$79	$309	$(63)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2009:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$50	$65	$41	$15	$171	$(5)
High yield debt	--	--	--	8	8	--
Municipal	25	--	--	--	25	(4)
Subtotal	75	65	41	23	204	(9)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(27)
First-to-default
Investment grade corporate debt	--	45	15	--	60	--
Municipal	20	135	--	--	155	(28)
Subtotal	20	180	15	65	280	(55)
Index
Investment grade corporate debt	14	159	408	19	600	4
Total	$109	$404	$464	$107	$1,084	$(60)

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

Off-balance-sheet financial instruments

The contractual amounts of off-balance-sheet financial instruments as of December 31 are as follows:

($ in millions)	2010	2009
Commitments to invest in limited partnership interests	$731	$802
Private placement commitments	111	7
Other loan commitments	25	6

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

Other loan commitments are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at predetermined interest rates. Commitments generally have fixed or varying expiration dates or other termination clauses. The fair value of these commitments is insignificant.

8.              Reserve for Life-Contingent Contract Benefits and Contractholder Funds

As of December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2010	2009
Immediate fixed annuities:
Structured settlement annuities	$6,522	$6,406
Other immediate fixed annuities	2,211	2,043
Traditional life insurance	2,751	2,662
Accident and health insurance	1,181	1,053
Other	87	92
Total reserve for life-contingent contract benefits	$12,752	$12,256

The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method

Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 1.6% to 9.9%	Present value of contractually specified future benefits

Other immediate fixed annuities

1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table;  Annuity 2000 mortality table with internal modifications; 1983 individual annuity mortality table with internal modifications

		Interest rate assumptions range from 0.9% to 11.5%	Present value of expected future benefits based on historical experience

Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 4.0% to 11.3%	Net level premium reserve method using the Company’s withdrawal experience rates

Accident and health insurance	Actual company experience plus loading		Unearned premium; additional contract reserves for mortality risk

Other: Variable annuity guaranteed minimum death benefits (1)	100% of Annuity 2000 mortality table	Interest rate assumptions range from 4.2% to 5.2%	Projected benefit ratio applied to cumulative assessments

(1)

In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc.  (collectively “Prudential”).

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies.  A liability of $41 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2010.  The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.  The liability was zero as of December 31, 2009.

As of December 31, contractholder funds consist of the following:

($ in millions)	2010	2009
Interest-sensitive life insurance	$10,061	$9,662
Investment contracts:
Fixed annuities	33,134	36,030
Funding agreements backing medium-term notes	2,749	4,699
Other investment contracts	514	459
Total contractholder funds	$46,458	$50,850

The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/surrender charges

Interest-sensitive life insurance	Interest rates credited range from 0% to 11.5% for equity-indexed life (whose returns are indexed to the S&P 500) and 2.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years

Fixed annuities	Interest rates credited range from 0% to 9.9% for immediate annuities; (8.0)% to 14.0% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.2% to 8.5% for all other products

Either a declining or a level percentage charge generally over nine years or less. Additionally, approximately 26.5% of fixed annuities are subject to market value adjustment for discretionary withdrawals

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

Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2010	2009
Balance, beginning of year	$50,850	$56,780
Deposits	2,363	3,327
Interest credited	1,752	1,974
Benefits	(1,537)	(1,553)
Surrenders and partial withdrawals	(4,166)	(4,086)
Maturities and retirements of institutional products	(1,833)	(4,773)
Contract charges	(921)	(860)
Net transfers from separate accounts	11	11
Fair value hedge adjustments for institutional products	(196)	25
Other adjustments	135	5
Balance, end of year	$46,458	$50,850

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

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives.  The account balances of variable annuities contracts’ separate accounts with guarantees included $6.94 billion and $7.93 billion of equity, fixed income and balanced mutual funds and $1.09 billion and $568 million of money market mutual funds as of December 31, 2010 and 2009, respectively.

The table below presents information regarding the Company’s variable annuity contracts with guarantees.  The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	December 31,
	2010	2009
In the event of death
Separate account value	$8,029	$8,496
Net amount at risk (1)	$1,402	$2,153
Average attained age of contractholders	66 years	65 years

At annuitization (includes income benefit guarantees)
Separate account value	$1,945	$2,101
Net amount at risk (2)	$580	$906
Weighted average waiting period until annuitization options available	2 years	3 years

For cumulative periodic withdrawals
Separate account value	$735	$786
Net amount at risk (3)	$21	$42

Accumulation at specified dates
Separate account value	$1,100	$1,113
Net amount at risk (4)	$64	$97
Weighted average waiting period until guarantee date	7 years	8 years

(1)	Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance as of the balance sheet date.

(2)	Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.

(3)	Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance as of the balance sheet date.

(4)	Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.

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

The following table summarizes the liabilities for guarantees:

($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2009 (1)	$155	$287	$108	$550
Less reinsurance recoverables	109	268	107	484
Net balance as of December 31, 2009	46	19	1	66
Incurred guaranteed benefits	97	(2)	--	95
Paid guarantee benefits	--	--	--	--
Net change	97	(2)	--	95
Net balance as of December 31, 2010	143	17	1	161
Plus reinsurance recoverables	93	210	135	438
Balance, December 31, 2010 (2)	$236	$227	$136	$599

Balance, December 31, 2008 (3)	$115	$219	$266	$600
Less reinsurance recoverables	81	200	266	547
Net balance as of December 31, 2008	34	19	--	53
Incurred guaranteed benefits	13	--	1	14
Paid guarantee benefits	(1)	--	--	(1)
Net change	12	--	1	13
Net balance as of December 31, 2009	46	19	1	66
Plus reinsurance recoverables	109	268	107	484
Balance, December 31, 2009 (1)	$155	$287	$108	$550

(1)

Included in the total liability balance as of December 31, 2009 are reserves for variable annuity death benefits of $92 million, variable annuity income benefits of $269 million, variable annuity accumulation benefits of $66 million, variable annuity withdrawal benefits of $41 million and other guarantees of $82 million.

(2)

Included in the total liability balance as of December 31, 2010 are reserves for variable annuity death benefits of $85 million, variable annuity income benefits of $211 million, variable annuity accumulation benefits of $88 million, variable annuity withdrawal benefits of $47 million and other guarantees of $168 million.

(3)

Included in the total liability balance as of December 31, 2008 are reserves for variable annuity death benefits of $67 million, variable annuity income benefits of $200 million, variable annuity accumulation benefits of $147 million, variable annuity withdrawal benefits of $119 million and other guarantees of $67 million.

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

For certain term life insurance policies issued prior to October 2009, the Company ceded up to 90% of the mortality risk depending on the year of policy issuance under coinsurance agreements to a pool of fourteen unaffiliated reinsurers.  Effective October 2009, mortality risk on term business is ceded under yearly renewable term agreements under which the Company cedes mortality in excess of its retention, which is consistent with how the Company generally reinsures its permanent life insurance business.  The following table summarizes those retention limits by period of policy issuance.

Period	Retention limits
July 2007 through current	$5 million per life, $3 million age 70 and over, and $10 million for contracts that meet specific criteria

September 1998 through June 2007	$2 million per life, in 2006 the limit was increased to $5 million for instances when specific criteria were met

August 1998 and prior	Up to $1 million per life

In addition, the Company has used reinsurance to effect the acquisition or disposition of certain blocks of business.  The Company had reinsurance recoverables of $1.63 billion and $1.51 billion as of December 31, 2010 and 2009, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements.  In 2010, premiums and contract charges of $171 million, contract benefits of $152 million, interest credited to contractholder funds of $29 million, and operating costs and expenses of $31 million were ceded to Prudential.  In 2009, premiums and contract charges of $170 million, contract benefits of $44 million, interest credited to contractholder funds of $27 million, and operating costs and expenses of $28 million were ceded to Prudential.  In 2008, premiums and contract charges of $238 million, contract benefits of $467 million, interest credited to contractholder funds of $36 million, and operating costs and expenses of $47 million were ceded to Prudential.  In addition, as of December 31, 2010 and 2009 the Company had reinsurance recoverables of $170 million and $175 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

As of December 31, 2010, the gross life insurance in force was $530.52 billion of which $237.63 billion was ceded to the unaffiliated reinsurers.

The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Premiums and contract charges
Direct	$2,230	$2,215	$2,275
Assumed
Affiliate	107	102	70
Non-affiliate	22	22	25
Ceded-non-affiliate	(776)	(806)	(874)
Premiums and contract charges, net of reinsurance	$1,583	$1,533	$1,496

The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Contract benefits
Direct	$2,075	$1,915	$2,428
Assumed
Affiliate	72	66	42
Non-affiliate	22	22	26
Ceded-non-affiliate	(673)	(601)	(1,099)
Contract benefits, net of reinsurance	$1,496	$1,402	$1,397

The effects of reinsurance on interest credited to contractholder funds for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Interest credited to contractholder funds
Direct	$1,774	$2,085	$2,373
Assumed
Affiliate	10	11	11
Non-affiliate	12	12	15
Ceded-non-affiliate	(32)	(32)	(43)
Interest credited to contractholder funds, net of reinsurance	$1,764	$2,076	$2,356

Reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2010	2009
Annuities	$1,785	$1,667
Life insurance	1,564	1,528
Long-term care insurance	840	732
Other	88	89
Total	$4,277	$4,016

As of December 31, 2010 and 2009, approximately 94% and 93%, respectively, of the Company’s reinsurance recoverables are due from companies rated A- or better by S&P.

10.       Deferred Policy Acquisition and Sales Inducement Costs

Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Balance, beginning of year	$3,664	$6,701	$3,905
Impact of adoption of new OTTI accounting guidance before unrealized impact (1)	--	(176)	--
Impact of adoption of new OTTI accounting guidance effect of unrealized capital gains and losses (2)	--	176	--
Reinsurance assumed (3)	--	--	32
Acquisition costs deferred	383	403	596
Amortization charged to income	(272)	(888)	(643)
Effect of unrealized gains and losses	(793)	(2,552)	2,811
Balance, end of year	$2,982	$3,664	$6,701

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

(3)	In 2008, DAC increased as a result of a reinsurance transaction with AHL (see Note 4).

DSI activity, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2010	2009	2008
Balance, beginning of year	$195	$453	$295
Impact of adoption of new OTTI accounting guidance before unrealized impact (1)	--	(35)	--
Impact of adoption of new OTTI accounting guidance effect of unrealized capital gains and losses (2)	--	35	--
Sales inducements deferred	14	28	47
Amortization charged to income	(27)	(129)	(53)
Effect of unrealized gains and losses	(96)	(157)	164
Balance, end of year	$86	$195	$453

(1)

The adoption of new OTTI accounting guidance on April 1, 2009 resulted in an adjustment to DSI to reverse previously recorded DSI accretion related to realized capital losses that were reclassified to other comprehensive income upon adoption.

(2)

The adoption of new OTTI accounting guidance resulted in an adjustment to DSI due to the change in unrealized capital gains and losses that occurred upon adoption on April 1, 2009 when previously recorded realized capital losses were reclassified to other comprehensive income.  The adjustment was recorded as an increase of the DSI balance and unrealized capital gains and losses.

11.       Guarantees and Contingent Liabilities

Guaranty funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.  Amounts assessed to each company are typically related to its proportion of business written in each state.  The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency and the amount of the loss is reasonably estimable.  In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction.  In certain states there must also be a final order of liquidation.  As of December 31, 2010 and 2009, the liability balance included in other liabilities and accrued expenses was $26 million and $29 million, respectively.  The related premium tax offsets included in other assets were $25 million and $28 million as of December 31, 2010 and 2009, respectively.

The New York Liquidation Bureau (the “Bureau”) has publicly reported that Executive Life Insurance Company of New York (“Executive Life”) is currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan. At this time, Executive Life continues to fully pay claims when due.  An Order to Show Cause dated December 17, 2010 from the New York Supreme Court mandates that the Bureau, Life Insurance Corporation of New York (“LICNY”) and other interested parties provide a proposed plan of liquidation by July 1, 2011; otherwise, the Superintendent of the New York State Insurance Department will be required to do so by August 1, 2011.  A public hearing on the proposed plan of liquidation is now scheduled for January 4, 2012.  The current publicly available estimated shortfall from the Bureau is $1.27 billion.

If Executive Life were to be declared insolvent in the future, it is reasonably possible that the Company will have exposure to future guaranty fund assessments.  The Company’s exposure will ultimately depend on the level of guaranty fund system participation.  New York law currently contains an aggregate limit on guaranty funds under the LICNY of $500 million, of which approximately $40 million has been used.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future premium taxes.  The Company’s three-year average market share for New York as of December 31, 2009, based on assessable premiums, was approximately 2.2%.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $64 million as of December 31, 2010.  The obligations associated with these fixed income securities expire at various dates on or before July 26, 2016.

Related to the disposal through reinsurance of substantially all of the Company’s variable annuity business to Prudential in 2006, the Company and the Corporation have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and liabilities specifically excluded from the transaction) that the Company has agreed to retain.  In addition, the Company and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and its agents, including in connection with the Company’s provision of transition services.  The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of December 31, 2010.

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

The Internal Revenue Service (“IRS”) is currently examining the Allstate Group’s 2007 and 2008 federal income tax returns.  The IRS has completed its examination of the Allstate Group’s federal income tax returns for 2005-2006 and the case is under consideration at the IRS Appeals Office.  The Allstate Group’s tax years prior to 2005 have been examined by the IRS and the statute of limitations has expired on those years.  Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

The Company had no liability for unrecognized tax benefits as of December 31, 2010 or 2009, and believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months.  No amounts have been accrued for interest or penalties.

The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2010	2009
Deferred assets
Life and annuity reserves	$154	$309
Difference in tax bases of investments	104	31
Unrealized net capital losses	--	422
Deferred reinsurance gain	17	19
Other assets	20	15
Total deferred assets	295	796
Deferred liabilities
DAC	(623)	(569)
Unrealized net capital gains	(285)	--
Other liabilities	(30)	(24)
Total deferred liabilities	(938)	(593)
Net deferred (liability) asset	$(643)	$203

Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.  There was no valuation allowance for deferred tax assets as of December 31, 2010 or 2009.

The components of income tax benefit for the years ended December 31 are as follows:

($ in millions)	2010	2009	2008
Current	$(199)	$(426)	$(640)
Deferred (including $208 million tax benefit of operating loss carryforward in 2008)	161	314	(306)
Total income tax benefit	$(38)	$(112)	$(946)

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

The Company received refunds of $629 million, $515 million and $118 million in 2010, 2009 and 2008, respectively.  The Company had a current income tax receivable of $10 million and $440 million as of December 31, 2010 and 2009, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2010	2009	2008
Statutory federal income tax rate - benefit	(35.0)%	(35.0)%	(35.0)%
Dividends received deduction	(16.8)	(1.6)	(0.5)
Tax credits	(2.8)	(0.4)	(0.2)
State income taxes	(2.7)	(0.2)	(0.1)
Other	(0.3)	(0.6)	(0.1)
Valuation allowance	--	20.8	--
Effective income tax rate - benefit	(57.6)%	(17.0)%	(35.9)%

13.       Capital Structure

Debt outstanding

All of the Company’s outstanding debt as of December 31, 2010 and 2009 relates to intercompany obligations. These obligations reflect notes due to related parties and are discussed in Note 4 to the consolidated financial statements.  The Company paid $16 million, $14 million and $13 million of interest on debt in 2010, 2009 and 2008, respectively.

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

Statutory net loss of ALIC and its insurance subsidiaries for 2010, 2009 and 2008 was $(456) million, $(929) million and $(1.98) billion, respectively.  Statutory capital and surplus was $3.34 billion and $3.47 billion as of December 31, 2010 and 2009, respectively.

There were no permitted practices utilized as of December 31, 2010 or 2009.

Dividends

The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements of ALIC, receipt of dividends from its subsidiaries and other relevant factors.  The payment of shareholder dividends by ALIC to AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months.  The amount of dividends is further limited to the amount of unassigned funds, which is the portion of statutory capital and surplus out of which dividends can be paid.  ALIC paid no dividends in 2010.  During 2011, ALIC will not be able to pay dividends without prior Illinois Department of Insurance (“IL DOI”) approval since it does not have unassigned funds.  As of December 31, 2010, ALIC’s unassigned funds reflected a deficit position of $613 million.

Notification and approval of intercompany lending activities is also required by the IL DOI when ALIC does not have unassigned funds and for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

15.       Benefit Plans

Pension and other postretirement plans

Defined benefit pension plans, sponsored by AIC, cover most full-time employees, certain part-time employees and employee-agents.  Benefits under the pension plans are based upon the employee’s length of service and eligible annual compensation.  The allocated cost to the Company for the pension plans was $32 million, $14 million and $16 million in 2010, 2009 and 2008, respectively.

The Corporation provides certain health care subsidies for eligible employees hired before January 1, 2003 when they retire and their eligible dependents and certain life insurance benefits for eligible employees hired before January 1, 2003 when they retire (“postretirement benefits”).  Qualified employees may become eligible for these benefits if they retire in accordance with the Corporation’s established retirement policy and are continuously insured under the Corporation’s group plans or other approved plans in accordance with the plan’s participation requirements.  The Corporation shares the cost of retiree medical benefits with non Medicare-eligible retirees based on years of service, with the Corporation’s share being subject to a 5% limit on annual medical cost inflation after retirement.  During 2009, the Corporation decided to change its approach for delivering benefits to Medicare-eligible retirees.  The Corporation no longer offers medical benefits for Medicare-eligible retirees but instead provides a fixed company contribution (based on years of service and other factors), which is not subject to adjustments for inflation.  The allocated cost to the Company was $1 million, $2 million and $4 million for postretirement benefits other than pension plans in 2010, 2009 and 2008, respectively.

AIC and the Corporation have reserved the right to modify or terminate their benefit plans at any time and for any reason.

Allstate 401(k) Savings Plan

Employees of AIC are eligible to become members of the Allstate 401(k) Savings Plan (“Allstate Plan”).  The Corporation’s contributions are based on the Corporation’s matching obligation and certain performance measures. The allocated cost to the Company for the Allstate Plan was $4 million, $8 million and $6 million in 2010, 2009 and 2008, respectively.

16.       Other Comprehensive Income

The components of other comprehensive income (loss) on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2010			2009			2008
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- Tax
Unrealized net holding gains (losses) arising during the period, net of related offsets	$1,625	$(569)	$1,056	$2,570	$(896)	$1,674	$(5,525)	$1,925	$(3,600)
Less: reclassification adjustment of realized capital gains and losses	(349)	122	(227)	(346)	121	(225)	(2,072)	725	(1,347)
Unrealized net capital gains and losses	1,974	(691)	1,283	2,916	(1,017)	1,899	(3,453)	1,200	(2,253)
Other comprehensive income (loss)	$1,974	$(691)	$1,283	$2,916	$(1,017)	$1,899	$(3,453)	$1,200	$(2,253)

17.  Quarterly Results (unaudited)

($ in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Revenues	$945	$1,139	$750	$1,254	$1,046	$865	$1,089	$829
Net (loss) income	(18)	(336)	(127)	--	60	(57)	57	(154)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, Illinois

We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of December 31, 2010 and 2009, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder’s Equity, and Cash Flows for each of the three years in the period ended December 31, 2010.  Our audits also included the consolidated financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

In 2009, the Company changed its recognition and presentation for other-than-temporary impairments of debt securities.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 11, 2011

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 14.  Principal Accounting Fees and Services

(1), (2), (3) and (4) Disclosure of fees -

The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2010 and 2009.

	2010	2009 (d)
Audit fees (a)	$2,936,500	$2,882,300
Audit related fees (b)	180,831	397,900
All other fees (c)	25,300	9,680
Total fees	$3,142,631	$3,289,880

(a) Fees for audits of annual financial statements, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents and review of documents filed with the Securities and Exchange Commission.  The amount disclosed does not reflect reimbursed audit fees received from non-Deloitte entities in the amounts of $90,000 and $292,200 for 2010 and 2009, respectively.

(b) Audit related fees relate primarily to professional services such as accounting consultations relating to new accounting standards and are set forth below.

	2010	2009
Adoption of new accounting standards	$57,331	$105,025
Investment related research	--	69,275
Other	123,500	223,600
Audit related fees	$180,831	$397,900

(c) All other fees relate to benchmarking studies and coordination of work for departments of insurance exams.

(d) Total fees for 2009 have been adjusted to reflect an increase in audit related fees totaling $209,770, which were not billed until 2010.

(5)(i) and (ii) Audit Committee’s pre-approval policies and procedures -

The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life.  Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99 – The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant’s Services (the “Pre-Approval Policy”).  In addition, in 2005 the Audit Committee of Allstate Life adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life.  All of the services provided by Deloitte & Touche LLP to Allstate Life in 2009 and 2010 were approved by The Allstate Corporation and Allstate Life Audit Committees.

Part IV

Item 15. (a) (1) Exhibits and Financial Statement Schedules.

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

10.5	New York Insurer Supplement to Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation, Allstate Life Insurance Company of New

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

10.12

Selling Agreement between Allstate Life Insurance Company of New York, ALFS, Inc. and Allstate Financial Services, LLC effective May 1, 2005. Incorporated herein by reference to Exhibit 10.7 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2003.

10.13

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

10.15

First Amendment to Marketing Coordination and Administrative Services Agreement among Allstate Life Insurance Company, Allstate Financial Services, LLC and Allstate Insurance Company dated January 1, 2006. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.16

Marketing Agreement between Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, ALFS, Inc. and Allstate Financial Services, LLC effective June 10, 2003. Incorporated herein by reference to Exhibit 10.41 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.17

Marketing and Administration Agreement between Allstate Finance Company, LLC and Allstate Bank. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September, 30, 2010.

10.18	Form of Investment Management Agreement among Allstate Investments, LLC, Allstate Insurance

Company, The Allstate Corporation and certain affiliates effective January 1, 2007. Incorporated herein by reference to Exhibit 10.12 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.19

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

10.21

Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company effective as of March 31, 2008. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed December 23, 2008.

10.22

Investment Advisory Agreement by and between Allstate Insurance Company and Intramerica Life Insurance Company effective July 1, 1999. Incorporated herein by reference to Exhibit 10.29 to Allstate Life Insurance Company’s Form 10 filed on April 24, 2002.

10.23

Assignment and Assumption Agreement dated as of January 1, 2002 among Allstate Insurance Company, Allstate Investments, LLC and Intramerica Life Insurance Company. Incorporated herein by reference to Exhibit 10.30 to Allstate Life Insurance Company’s Form 10 filed on April 24, 2002.

10.24

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

10.27

Amendment No. 1 effective January 5, 2001 to Cash Management Services Master Agreement between Allstate Insurance Company and Allstate Bank dated March 16, 1999. Incorporated herein by reference to Exhibit 10.33 to Allstate Life Insurance Company’s Form 10 filed on April 24, 2002.

10.28

Amendment No. 2 entered into November 8, 2002 to the Cash Management Services Master Agreement between Allstate Insurance Company, Allstate Bank and Allstate Motor Club, Inc. dated March 16, 1999. Incorporated herein by reference to Exhibit 10.19 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.29

Premium Depository Service Supplement dated as of September 30, 2005 to Cash Management Services Master Agreement between Allstate Insurance Company, Allstate Bank, Allstate Motor Club, Inc. and certain other parties. Incorporated herein by reference to Exhibit 10.20 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.30

Variable Annuity Service Supplement dated November 10, 2005 to Cash Management Services Agreement between Allstate Bank, Allstate Life Insurance Company of New York and certain other parties. Incorporated herein by reference to Exhibit 10.21 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.31

Sweep Agreement Service Supplement dated as of October 11, 2006 to Cash Management Services Master Agreement between Allstate Life Insurance Company, Allstate Bank, Allstate Motor Club, Inc. and certain other companies. Incorporated herein by reference to Exhibit 10.22 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.32	Surplus Note Purchase Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective, August 1, 2005. Incorporated herein by reference to Exhibit 10.2 to Allstate Life

Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2005.

10.33

Pledge and Security Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective August 1, 2005. Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2005.

10.34

Surplus Note between Allstate Life Insurance Company and Allstate Insurance Company dated November 17, 2008. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed November 18, 2008.

10.35

Revolving Loan Credit Agreement, dated as of December 20, 2010 between American Heritage Life Insurance Company and Road Bay Investments, LLC. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed December 27, 2010.

10.36

Pledge and Security Agreement, dated as of December 20, 2010, between Road Bay Investments, LLC and American Heritage Life Insurance Company. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Current Report on Form 8-K filed December 27, 2010.

10.37

Intercompany Loan Agreement among The Allstate Corporation, Allstate Life Insurance Company, Lincoln Benefit Life Company and other certain subsidiaries of The Allstate Corporation dated February 1, 1996. Incorporated herein by reference to Exhibit 10.24 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2006.

10.38

Amended and Restated Intercompany Liquidity Agreement between Allstate Insurance Company, Allstate Life Insurance Company and The Allstate Corporation effective as of May 8, 2008. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.39

Form of Asset Purchase Agreement between American Heritage Life Insurance Company and Road Bay Investments, LLC. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.40

Form of Pledge and Security Agreement between Road Bay Investments, LLC and American Heritage Life Insurance Company. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.41

Reinsurance and Administrative Services Agreement between American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective February 1, 1998. Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 30, 2008.

10.42

Novation and Assignment Agreement among Allstate Life Insurance Company, American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective June 30, 2004. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 30, 2008.

10.43

Amendment to Reinsurance Agreement effective December 1, 2007, between American Heritage Life Insurance Company and Allstate Life Insurance Company. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 30, 2008.

10.44

Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 9, 2008.

10.45

Amendment No. 1 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company dated January 1, 2008. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 9, 2008.

10.46

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

10.48

Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed July 15, 2010.

10.49

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

10.50	Amendment No. 1 to Credit Agreement dated as of May 22, 2008. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed May 27, 2008.

10.51

Capital Support Agreement between Allstate Life Insurance Company and Allstate Insurance Company effective December 14, 2007. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed February 7, 2008.

10.52

Form of Tax Sharing Agreement among The Allstate Corporation and certain affiliates dated as of November 12, 1996. Incorporated herein by reference to Exhibit 10.24 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.53

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTATE LIFE INSURANCE COMPANY
(Registrant)

/s/ Samuel H. Pilch
By: Samuel H. Pilch
(Group Vice President and Controller)
March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew E. Winter	President, Chief Executive Officer and a Director (Principal Executive Officer)	March 11, 2011
Matthew E. Winter
/s/ John C. Pintozzi	Senior Vice President, Chief Financial Officer and a Director (Principal Financial Officer)	March 11, 2011
John C. Pintozzi
/s/ Thomas J. Wilson	Chairman of the Board and a Director	March 11, 2011
Thomas J. Wilson
/s/ Robert K. Becker	Director	March 11, 2011
Robert K. Becker
/s/ David A. Bird	Director	March 11, 2011
David A. Bird
/s/ Michael B. Boyle	Director	March 11, 2011
Michael B. Boyle
/s/ Don Civgin	Director	March 11, 2011
Don Civgin
/s/ Matthew S. Easley	Director	March 11, 2011
Matthew S. Easley
/s/ Mark A. Green	Director	March 11, 2011
Mark A. Green
/s/ Judith P. Greffin	Director	March 11, 2011
Judith P. Greffin
/s/ Joseph P. Lacher, Jr.	Director	March 11, 2011
Joseph P. Lacher, Jr.
/s/ Mark R. LaNeve	Director	March 11, 2011
Mark R. LaNeve
/s/ Susan L. Lees	Director	March 11, 2011
Susan L. Lees
/s/ Samuel H. Pilch	Director	March 11, 2011
Samuel H. Pilch
/s/ Steven E. Shebik	Director	March 11, 2011
Steven E. Shebik

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2010

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$3,258	$3,494	$3,494
States, municipalities and political subdivisions	5,179	4,973	4,973
Foreign governments	1,962	2,257	2,257
Public utilities	5,405	5,755	5,755
Convertibles and bonds with warrants attached	1,020	920	920
All other corporate bonds	21,084	21,975	21,975
Asset-backed securities	2,768	2,567	2,567
Residential mortgage-backed securities	4,674	4,355	4,355
Commercial mortgage-backed securities	2,121	1,903	1,903
Redeemable preferred stocks	15	15	15
Total fixed maturities	47,486	$48,214	48,214

Equity securities:
Common stocks:
Public utilities	--	$--	--
Banks, trusts and insurance companies	28	40	40
Industrial, miscellaneous and all other	113	148	148
Non-redeemable preferred stocks	23	23	23
Total equity securities	164	$211	211

Mortgage loans on real estate	6,553	$6,312	6,553
Real estate acquired in satisfaction of debt	99		99
Policy loans	841		841
Derivative instruments	385	$387	387
Limited partnership interests	1,272		1,272
Other long-term investments	608		608
Short-term investments	1,257	$1,257	1,257
Total investments	$58,665		$59,442

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2010

Life insurance in force	$507,645	$237,626	$22,879	$292,898	7.8%

Premiums and contract charges:
Life insurance	$2,063	$647	$71	$1,487	4.8%

Accident and health insurance	167	129	58	96	60.4%

Total premiums and contract charges	$2,230	$776	$129	$1,583	8.1%

Year ended December 31, 2009

Life insurance in force	$509,750	$251,894	$22,849	$280,705	8.1%

Premiums and contract charges:
Life insurance	$2,039	$669	$71	$1,441	4.9%

Accident and health insurance	176	137	53	92	57.6%

Total premiums and contract charges	$2,215	$806	$124	$1,533	8.1%

Year ended December 31, 2008

Life insurance in force	$505,372	$249,644	$22,853	$278,581	8.2%

Premiums and contract charges:
Life insurance	$2,096	$733	$48	$1,411	3.4%

Accident and health insurance	179	141	47	85	55.3%

Total premiums and contract charges	$2,275	$874	$95	$1,496	6.4%

(1) No reinsurance or coinsurance income was netted against premium ceded in 2010, 2009 or 2008.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance at end of period

Year Ended December 31, 2010

Allowance for estimated losses on mortgage loans	$94	$65	$--	$75	$84

Year Ended December 31, 2009

Allowance for deferred tax assets	$9	$137	$--	$(146)	$--

Allowance for estimated losses on mortgage loans	3	96	--	5	94

Year Ended December 31, 2008

Allowance for deferred tax assets	$--	$--	$9	$--	$9

Allowance for estimated losses on mortgage loans	--	3	--	--	3