Form 10-Q
period 2011-03-31
ALLSTATE LIFE INSURANCE CO
filed 2011-05-04
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes  ☐     No  ☒

As of May 4, 2011, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
($ in millions)	2011	2010
	(unaudited)
Revenues
Premiums	$171	$153
Contract charges	247	246
Net investment income	662	707
Realized capital gains and losses:
Total other-than-temporary impairment losses	(82)	(179)
Portion of loss recognized in other comprehensive income	(7)	14
Net other-than-temporary impairment losses recognized in earnings	(89)	(165)
Sales and other realized capital gains and losses	134	4
Total realized capital gains and losses	45	(161)
	1,125	945

Costs and expenses
Contract benefits	382	364
Interest credited to contractholder funds	408	452
Amortization of deferred policy acquisition costs	124	67
Operating costs and expenses	77	86
Restructuring and related charges	(2)	—
Interest expense	11	11
	1,000	980
Gain on disposition of operations	2	1

Income (loss) from operations before income tax expense (benefit)	127	(34)

Income tax expense (benefit)	40	(16)

Net income (loss)	$87	$(18)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
($ in millions, except par value data)	2011	2010
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $46,753 and $47,486)	$47,629	$48,214
Mortgage loans	6,461	6,553
Equity securities, at fair value (cost $154 and $164)	213	211
Limited partnership interests	1,357	1,272
Short-term, at fair value (amortized cost $822 and $1,257)	822	1,257
Policy loans	839	841
Other	1,186	1,094
Total investments	58,507	59,442
Cash	138	118
Deferred policy acquisition costs	2,931	2,982
Reinsurance recoverables	4,253	4,277
Accrued investment income	566	522
Other assets	633	420
Separate Accounts	8,603	8,676
Total assets	$75,631	$76,437

Liabilities
Contractholder funds	$45,148	$46,458
Reserve for life-contingent contract benefits	12,815	12,752
Unearned premiums	25	27
Payable to affiliates, net	106	118
Other liabilities and accrued expenses	1,635	1,454
Deferred income taxes	769	643
Notes due to related parties	686	677
Separate Accounts	8,603	8,676
Total liabilities	69,787	70,805

Commitments and Contingent Liabilities (Note 8)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,189	3,189
Retained income	2,000	1,913
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(103)	(100)
Other unrealized net capital gains and losses	691	587
Unrealized adjustment to DAC, DSI and insurance reserves	62	38
Total unrealized net capital gains and losses	650	525
Total accumulated other comprehensive income	650	525
Total shareholder’s equity	5,844	5,632
Total liabilities and shareholder’s equity	$75,631	$76,437

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
($ in millions)	2011	2010
	(unaudited)
Cash flows from operating activities
Net income (loss)	$87	$(18)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and other non-cash items	(31)	(41)
Realized capital gains and losses	(45)	161
Gain on disposition of operations	(2)	(1)
Interest credited to contractholder funds	408	452
Changes in:
Policy benefits and other insurance reserves	(133)	(98)
Unearned premiums	(2)	(1)
Deferred policy acquisition costs	48	(21)
Reinsurance recoverables, net	(59)	(81)
Income taxes	42	490
Other operating assets and liabilities	(56)	(37)
Net cash provided by operating activities	257	805

Cash flows from investing activities
Proceeds from sales
Fixed income securities	2,959	2,666
Equity securities	9	3
Limited partnership interests	39	34
Mortgage loans	26	3
Other investments	60	33
Investment collections
Fixed income securities	681	616
Mortgage loans	86	260
Other investments	55	13
Investment purchases
Fixed income securities	(2,961)	(3,152)
Equity securities	(8)	—
Limited partnership interests	(115)	(43)
Mortgage loans	(26)	(1)
Other investments	(57)	(41)
Change in short-term investments, net	577	487
Change in other investments, net	(165)	7
Net cash provided by investing activities	1,160	885

Cash flows from financing activities
Contractholder fund deposits	472	672
Contractholder fund withdrawals	(1,869)	(2,337)
Net cash used in financing activities	(1,397)	(1,665)
Net increase in cash	20	25
Cash at beginning of period	118	145
Cash at end of period	$138	$170

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

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

The condensed consolidated financial statements and notes as of March 31, 2011, and for the three-month periods ended March 31, 2011 and 2010 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the current year presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Premiums and contract charges

The following table summarizes premiums and contract charges by product for the three months ended March 31.

($ in millions)	2011	2010
Premiums
Traditional life insurance	$104	$102
Immediate annuities with life contingencies	43	27
Accident and health insurance	24	24
Total premiums	171	153

Contract charges
Interest-sensitive life insurance	238	233
Fixed annuities	9	13
Total contract charges	247	246
Total premiums and contract charges	$418	$399

Adopted accounting standards

Consolidation Analysis Considering Investments Held through Separate Accounts

In April 2010, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying that an insurer is not required to combine interests in investments held in a qualifying separate account with its interests in the same investments held in the general account when performing a consolidation evaluation.  The adoption of this guidance as of January 1, 2011 had no impact on the Company’s results of operations or financial position.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued disclosure guidance for entities that enter into business combinations that are material.  The guidance specifies that if an entity presents comparative financial statements, the entity should disclose proforma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination.  The Company will apply the guidance to any business combinations entered into on or after January 1, 2011.

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pending accounting standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specifies that the costs must be based on successful efforts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct-response advertising accounting criteria are met.  If application of the guidance would result in the capitalization of acquisition costs that had not been capitalized prior to adoption, the entity may elect not to capitalize those additional costs.  The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted.  The Company is in the process of evaluating the impact of adoption on the Company’s results of operations and financial position.

Criteria for Classification as a Troubled Debt Restructuring (“TDR”)

In April 2011, the FASB issued clarifying guidance related to determining whether a loan modification or restructuring should be classified as a TDR.  The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, specifically whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  The new guidance is effective for reporting periods beginning on or after June 15, 2011 with early adoption permitted.  The guidance related to the identification of a TDR is to be applied retrospectively to the beginning of the annual period of adoption.  The measurement of impairment on a TDR identified under this guidance is effective prospectively.  Disclosures about the credit quality of financing receivables and the allowance for credit losses previously deferred for TDRs, is also effective for reporting periods beginning on or after June 15, 2011.  The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations and financial position.

2.  Related Party Transactions

In March 2011, Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, entered into an asset purchase agreement with AIC, which allows RBI to purchase from AIC mortgage loans, participations in mortgage loans, bonds, or real estate acquired in connection with such loans, with an aggregate fair value of up to $25 million.  As consideration for the purchase of the assets, RBI issues notes to AIC.  In March 2011, RBI purchased from AIC real estate with a fair value of $10 million on the date of sale and issued a 5.75% note due March 24, 2018 to AIC for the same amount.  Since the transaction was between affiliates under common control, the real estate was recorded by RBI at AIC’s carrying value on the date of sale.  The real estate that was purchased was impaired; therefore, the carrying value on the date of sale equaled fair value.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans (primarily refinances at maturity with no concessions granted to the borrower), fixed income securities, limited partnerships and other investments, as well as mergers completed with equity securities, totaled $49 million and $37 million for the three months ended March 31, 2011 and 2010, respectively.

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liabilities for collateral received in conjunction with the Company’s securities lending program and over-the-counter (“OTC”) derivatives are reported in other liabilities and accrued expenses or other investments.  The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the three months ended March 31 are as follows:

($ in millions)	2011	2010
Net change in proceeds managed
Net change in short-term investments	$(137)	$149
Operating cash flow (used) provided	$(137)	$149

Net change in liabilities
Liabilities for collateral, beginning of year	$(465)	$(617)
Liabilities for collateral, end of period	(602)	(468)
Operating cash flow provided (used)	$137	$(149)

4.             Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

	Amortized	Gross unrealized		Fair
($ in millions)	cost	Gains	Losses	value
March 31, 2011
U.S. government and agencies	$2,310	$213	$(6)	$2,517
Municipal	4,888	95	(265)	4,718
Corporate	28,755	1,418	(316)	29,857
Foreign government	1,920	275	(9)	2,186
Residential mortgage-backed securities (“RMBS”)	4,166	122	(360)	3,928
Commercial mortgage-backed securities (“CMBS”)	2,060	60	(165)	1,955
Asset-backed securities (“ABS”)	2,639	59	(245)	2,453
Redeemable preferred stock	15	—	—	15
Total fixed income securities	$46,753	$2,242	$(1,366)	$47,629

December 31, 2010
U.S. government and agencies	$3,258	$245	$(9)	$3,494
Municipal	5,179	88	(294)	4,973
Corporate	27,509	1,510	(369)	28,650
Foreign government	1,962	303	(8)	2,257
RMBS	4,674	132	(451)	4,355
CMBS	2,121	56	(274)	1,903
ABS	2,768	88	(289)	2,567
Redeemable preferred stock	15	—	—	15
Total fixed income securities	$47,486	$2,422	$(1,694)	$48,214

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of March 31, 2011:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,716	$1,748
Due after one year through five years	12,629	13,189
Due after five years through ten years	12,223	12,948
Due after ten years	13,380	13,363
	39,948	41,248
RMBS and ABS	6,805	6,381
Total	$46,753	$47,629

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income for the three months ended March 31 is as follows:

($ in millions)	2011	2010
Fixed income securities	$591	$635
Mortgage loans	88	101
Equity securities	1	1
Limited partnership interests	5	3
Short-term investments	1	1
Other	3	(8)
Investment income, before expense	689	733
Investment expense	(27)	(26)
Net investment income	$662	$707

Realized capital gains and losses

Realized capital gains and losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2011	2010
Fixed income securities	$17	$(91)
Mortgage loans	(2)	(25)
Equity securities	(2)	—
Limited partnership interests	22	(15)
Derivatives	4	(35)
Other	6	5
Realized capital gains and losses	$45	$(161)

Realized capital gains and losses by transaction type for the three months ended March 31 are as follows:

($ in millions)	2011	2010
Impairment write-downs	$(47)	$(142)
Change in intent write-downs	(42)	(23)
Net other-than-temporary impairment losses recognized in earnings	(89)	(165)
Sales	112	43
Valuation of derivative instruments	(2)	(54)
Settlements of derivative instruments	6	19
Equity method of accounting (“EMA”) limited partnership income	18	(4)
Realized capital gains and losses	$45	$(161)

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gross gains of $126 million and $95 million and gross losses of $31 million and $49 million were realized on sales of fixed income securities during the three months ended March 31, 2011 and 2010, respectively.

Other-than-temporary impairment losses by asset type for the three months ended March 31 are as follows:

	2011			2010
($ in millions)	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(12)	$(1)	$(13)	$(20)	$—	$(20)
Corporate	(4)	1	(3)	(40)	2	(38)
RMBS	(36)	(5)	(41)	(60)	13	(47)
CMBS	(16)	(4)	(20)	(26)	—	(26)
ABS	(6)	2	(4)	(3)	(1)	(4)
Total fixed income securities	(74)	(7)	(81)	(149)	14	(135)
Equity securities	(5)	—	(5)	—	—	—
Mortgage loans	(2)	—	(2)	(19)	—	(19)
Limited partnership interests	—	—	—	(11)	—	(11)
Other	(1)	—	(1)	—	—	—
Other-than-temporary impairment losses	$(82)	$(7)	$(89)	$(179)	$14	$(165)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $161 million and $213 million as of March 31, 2011 and December 31, 2010, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2011	December 31, 2010
Municipal	$(7)	$(17)
Corporate	(2)	(1)
RMBS	(243)	(258)
CMBS	(42)	(49)
ABS	(26)	(41)
Total	$(320)	$(366)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of March 31 are as follows:

	Three months ended March 31
($ in millions)	2011	2010
Beginning balance	$(701)	$(808)
Additional credit loss for securities previously other-than-temporarily impaired	(19)	(67)
Additional credit loss for securities not previously other-than-temporarily impaired	(19)	(51)
Reduction in credit loss for securities disposed or collected	132	93
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	13	—
Change in credit loss due to accretion of increase in cash flows	1	—
Ending balance	$(593)	$(833)

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

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

	Fair	Gross unrealized		Unrealized net
($ in millions)	value	Gains	Losses	gains (losses)
March 31, 2011
Fixed income securities	$47,629	$2,242	$(1,366)	$876
Equity securities	213	60	(1)	59
Short-term investments	822	—	—	—
Derivative instruments (1)	(26)	—	(26)	(26)
EMA limited partnership interests (2)				4
Unrealized net capital gains and losses, pre-tax				913
Amounts recognized for:
Insurance reserves (3)				(2)
DAC and DSI (4)				97
Amounts recognized				95
Deferred income taxes				(358)
Unrealized net capital gains and losses, after-tax				$650

(1)	Included in the fair value of derivative instruments are $(4) million classified as assets and $22 million classified as liabilities.
(2)

Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ other comprehensive income. Fair value and gross gains and losses are not applicable.

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

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fair	Gross unrealized		Unrealized net
	value	Gains	Losses	gains (losses)
December 31, 2010
Fixed income securities	$48,214	$2,422	$(1,694)	$728
Equity securities	211	48	(1)	47
Short-term investments	1,257	—	—	—
Derivative instruments (1)	(17)	2	(19)	(17)
Unrealized net capital gains and losses, pre-tax				758
Amounts recognized for:
Insurance reserves				(41)
DAC and DSI				98
Amounts recognized				57
Deferred income taxes				(290)
Unrealized net capital gains and losses, after-tax				$525

(1)	Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the three months ended March 31, 2011 is as follows:

($ in millions)
Fixed income securities	$148
Equity securities	12
Derivative instruments	(9)
EMA limited partnership interests	4
Total	155
Amounts recognized for:
Insurance reserves	39
DAC and DSI	(1)
Increase in amounts recognized	38
Deferred income taxes	(68)
Increase in unrealized net capital gains and losses	$125

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

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
($ in millions)	of issues	value	losses	of issues	value	losses	losses
March 31, 2011
Fixed income securities
U.S. government and agencies	11	$177	$(6)	—	$—	$—	$(6)
Municipal	125	1,415	(49)	162	1,071	(216)	(265)
Corporate	423	4,881	(135)	139	1,929	(181)	(316)
Foreign government	14	196	(9)	1	10	—	(9)
RMBS	144	171	(3)	195	981	(357)	(360)
CMBS	11	120	(3)	94	710	(162)	(165)
ABS	22	143	(3)	121	1,256	(242)	(245)
Total fixed income securities	750	7,103	(208)	712	5,957	(1,158)	(1,366)
Equity securities	3	17	(1)	—	—	—	(1)
Total fixed income and equity securities	753	$7,120	$(209)	712	$5,957	$(1,158)	$(1,367)

Investment grade fixed income securities	653	$6,485	$(191)	475	$4,321	$(588)	$(779)
Below investment grade fixed income securities	97	618	(17)	237	1,636	(570)	(587)
Total fixed income securities	750	$7,103	$(208)	712	$5,957	$(1,158)	$(1,366)

December 31, 2010
Fixed income securities
U.S. government and agencies	13	$348	$(9)	—	$—	$—	$(9)
Municipal	142	1,718	(55)	170	1,145	(239)	(294)
Corporate	340	3,805	(144)	143	1,951	(225)	(369)
Foreign government	16	191	(8)	1	10	—	(8)
RMBS	108	143	(3)	246	1,266	(448)	(451)
CMBS	11	123	(2)	114	836	(272)	(274)
ABS	33	262	(4)	130	1,288	(285)	(289)
Total fixed income securities	663	6,590	(225)	804	6,496	(1,469)	(1,694)
Equity securities	3	17	(1)	—	—	—	(1)
Total fixed income and equity securities	666	$6,607	$(226)	804	$6,496	$(1,469)	$(1,695)

Investment grade fixed income securities	600	$6,222	$(209)	559	$4,853	$(782)	$(991)
Below investment grade fixed income securities	63	368	(16)	245	1,643	(687)	(703)
Total fixed income securities	663	$6,590	$(225)	804	$6,496	$(1,469)	$(1,694)

As of March 31, 2011, $643 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $643 million, $528 million are related to unrealized losses on

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of March 31, 2011, the remaining $724 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $251 million of these unrealized losses were evaluated based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $724 billion, $473 million are related to below investment grade fixed income securities.  Of these amounts, $424 million of the below investment grade fixed income securities had been in an unrealized loss position for a period of twelve or more consecutive months as of March 31, 2011.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations.

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

As of March 31, 2011, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of March 31, 2011, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of March 31, 2011 and December 31, 2010, the carrying value of equity method limited partnership interests totaled $660 million and $610 million, respectively.  The Company recognizes an impairment loss for equity method investments when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnership interests for the three months ended March 31, 2011 and 2010.

As of March 31, 2011 and December 31, 2010, the carrying value for cost method limited partnership interests was $697 million and $662 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had no write-downs related to

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

cost method investments for the three months ended March 31, 2011 and write-downs of $11 million for the three months ended March 31, 2010.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Mortgage loan valuation allowances are charged off when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2011.

Accrual of income is suspended for mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable.  Cash receipts on mortgage loans on nonaccrual status are generally recorded as a reduction of carrying value.

Debt service coverage ratio is considered a key credit quality indicator when mortgage loans are evaluated for impairment.  Debt service coverage ratio represents the amount of estimated cash flows from the property available to the borrower to meet principal and interest payment obligations.  Debt service coverage ratio estimates are updated annually or more frequently if conditions are warranted based on the Company’s credit monitoring process.  The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution:

	March 31, 2011			December 31, 2010
($ in millions)	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Debt service coverage ratio distribution
Below 1.0	$257	$—	$257	$275	$—	$275
1.0 - 1.25	1,518	15	1,533	1,571	16	1,587
1.26 - 1.50	1,469	—	1,469	1,478	—	1,478
Above 1.50	2,521	518	3,039	2,484	546	3,030
Total non-impaired mortgage loans	$5,765	$533	$6,298	$5,808	$562	$6,370

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2011	December 31, 2010
Impaired mortgage loans with a valuation allowance	$141	$168
Impaired mortgage loans without a valuation allowance	22	15
Total impaired mortgage loans	$163	$183
Valuation allowance on impaired mortgage loans	$73	$84

The average balance of impaired loans was $173 million during the three months ended March 31, 2011.

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The rollforward of the valuation allowance on impaired mortgage loans for the three months ended March 31, 2011 is as follows:

($ in millions)
Beginning balance	$84
Net increase in valuation allowance	2
Charge offs	(13)
Ending balance	$73

The carrying value of past due mortgage loans is as follows:

($ in millions)	March 31, 2011	December 31, 2010
Less than 90 days past due	$1	$12
90 days or greater past due	65	78
Total past due	66	90
Current loans	6,395	6,463
Total mortgage loans	$6,461	$6,553

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

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

RMBS - U.S. government sponsored entities (“U.S. Agency”), Prime residential mortgage-backed securities (“Prime”) and Alt-A residential mortgage-backed securities (“Alt-A”); ABS - other:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.

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

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ABS - other:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Also included are ABS that are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain ABS are categorized as Level 3.

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

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2011:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2011
Assets
Fixed income securities:
U.S. government and agencies	$757	$1,760	$—		$2,517
Municipal	—	4,174	544		4,718
Corporate	—	28,009	1,848		29,857
Foreign government	—	2,186	—		2,186
RMBS	—	2,944	984		3,928
CMBS	—	989	966		1,955
ABS	—	635	1,818		2,453
Redeemable preferred stock	—	14	1		15
Total fixed income securities	757	40,711	6,161		47,629
Equity securities	144	55	14		213
Short-term investments	95	727	—		822
Other investments:
Free-standing derivatives	—	589	9	$(87)	511
Separate account assets	8,603	—	—		8,603
Other assets	—	—	1		1
Total recurring basis assets	9,599	42,082	6,185	(87)	57,779
Non-recurring basis (1)	—	—	37		37
Total assets at fair value	$9,599	$42,082	$6,222	$(87)	$57,816
% of total assets at fair value	16.6%	72.8%	10.8%	(0.2)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$—	$—	$(630)		$(630)
Other liabilities:
Free-standing derivatives	—	(296)	(73)	$87	(282)
Total liabilities at fair value	$—	$(296)	$(703)	$87	$(912)
% of total liabilities at fair value	—%	32.4%	77.1%	(9.5)%	100.0%

(1)	Includes $27 million of mortgage loans and $10 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2010:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2010
Assets
Fixed income securities:
U.S. government and agencies	$882	$2,612	$—		$3,494
Municipal	—	4,372	601		4,973
Corporate	—	26,890	1,760		28,650
Foreign government	—	2,257	—		2,257
RMBS	—	3,166	1,189		4,355
CMBS	—	1,059	844		1,903
ABS	—	593	1,974		2,567
Redeemable preferred stock	—	14	1		15
Total fixed income securities	882	40,963	6,369		48,214
Equity securities	137	45	29		211
Short-term investments	72	1,185	—		1,257
Other investments:
Free-standing derivatives	—	602	10	$(225)	387
Separate account assets	8,676	—	—		8,676
Other assets	—	—	1		1
Total recurring basis assets	9,767	42,795	6,409	(225)	58,746
Non-recurring basis (1)	—	—	117		117
Total assets at fair value	$9,767	$42,795	$6,526	$(225)	$58,863
% of total assets at fair value	16.6%	72.7%	11.1%	(0.4)%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$—	$—	$(653)		$(653)
Other liabilities:
Free-standing derivatives	—	(455)	(87)	$221	(321)
Total liabilities at fair value	$—	$(455)	$(740)	$221	$(974)
% of total liabilities at fair value	—%	46.7%	76.0%	(22.7)%	100.0%

(1)	Includes $111 million of mortgage loans and $6 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2011.

		Total realized and unrealized gains (losses) included in:
($ in millions)	Balance as of December 31, 2010	Net income (1)	OCI on Statement of Financial Position	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$601	$1	$6	$—	$(1)
Corporate	1,760	11	10	93	(36)
RMBS	1,189	(38)	71	—	(3)
CMBS	844	(20)	113	55	—
ABS	1,974	43	14	—	(95)
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	6,369	(3)	214	148	(135)
Equity securities	29	(5)	—	—	(10)
Other investments:
Free-standing derivatives, net	(77)	9	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$6,322	$1	$214	$148	$(145)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$8	$—	$—	$—
Total recurring Level 3 liabilities	$(653)	$8	$—	$—	$—

	Purchases	Sales	Issuances	Settlements	Balance as of March 31, 2011
Assets
Fixed income securities:
Municipal	$10	$(73)	$—	$—	$544
Corporate	35	(19)	—	(6)	1,848
RMBS	—	(184)	—	(51)	984
CMBS	—	(25)	—	(1)	966
ABS	25	(105)	—	(38)	1,818
Redeemable preferred stock	—	—	—	—	1
Total fixed income securities	70	(406)	—	(96)	6,161
Equity securities	—	—	—	—	14
Other investments:
Free-standing derivatives, net	10	—	—	(6)	(64	)(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$80	$(406)	$—	$(102)	$6,112

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$—	$—	$(14)	$29	$(630)
Total recurring Level 3 liabilities	$—	$—	$(14)	$29	$(630)

(1)

The effect to net income totals $9 million and is reported in the Condensed Consolidated Statements of Operations as follows: $(6) million in realized capital gains and losses, $7 million in net investment income, $37 million in interest credited to contractholder funds and $(45) million in contract benefits.

(2)	Comprises $9 million of assets and $73 million of liabilities.

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2010.

		Total realized and unrealized gains (losses) included in:
($ in millions)	Balance as of December 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of March 31, 2010
Assets
Fixed income securities:
Municipal	$746	$(5)	$7	$(48)	$—	$(19)	$681
Corporate	2,020	(16)	91	(56)	3	(75)	1,967
Foreign government	20	—	—	(20)	—	—	—
RMBS	1,052	(40)	109	266	—	—	1,387
CMBS	1,322	(34)	109	(179)	24	(209)	1,033
ABS	1,710	5	86	99	—	—	1,900
Redeemable preferred stock	1	—	—	—	—	—	1
Total fixed income securities	6,871	(90)	402	62	27	(303)	6,969
Equity securities	27	—	2	2	—	—	31
Other investments:
Free-standing derivatives, net	(53)	(24)	—	7	—	—	(70	)(2)
Other assets	2	—	—	—	—	—	2
Total recurring Level 3 assets	$6,847	$(114)	$404	$71	$27	$(303)	$6,932

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(110)	$18	$—	$2	$—	$—	$(90)
Total recurring Level 3 liabilities	$(110)	$18	$—	$2	$—	$—	$(90)

(1)

The effect to net income totals $(96) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(144) million in realized capital gains and losses, $29 million in net investment income, $(1) million in interest credited to contractholder funds and $(18) million in contract benefits.

(2)	Comprises $20 million of assets and $90 million of liabilities.

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2011 or 2010.

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

Transfers into Level 3 during the three months ended March 31, 2011 and 2010 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months ended March 31, 2011 and 2010 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides the total gains and (losses) included in net income during the three months ended March 31 for Level 3 assets and liabilities still held as of March 31.

($ in millions)	2011	2010
Assets
Fixed income securities:
Municipal	$—	$(4)
Corporate	9	(18)
RMBS	(24)	(39)
CMBS	(16)	(23)
ABS	1	—
Total fixed income securities	(30)	(84)
Equity securities	(5)	—
Other investments:
Free-standing derivatives, net	4	(18)
Total recurring Level 3 assets	$(31)	$(102)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$8	$18
Total recurring Level 3 liabilities	$8	$18

The amounts in the table above represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(23) million for the three months ended March 31, 2011 and are reported in the Condensed Consolidated Statements of Operations as follows: $(38) million in realized capital gains and losses, $7 million in net investment income, $37 million in interest credited to contractholder funds and $(45) million in contract benefits.  These gains and losses total $(84) million for the three months ended March 31, 2010 and are reported in the Condensed Consolidated Statements of Operations as follows: $(130) million in realized capital gains and losses, $28 million in net investment income and $(18) million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

	March 31, 2011		December 31, 2010
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,461	$6,367	$6,553	$6,312
Limited partnership interests - cost basis	697	806	662	719
Bank loans	296	293	322	314
Notes due from related party	275	247	275	245

The fair value of mortgage loans is based on discounted contractual cash flows, or if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of limited partnership interests accounted for on the cost basis is determined using reported net asset values of the underlying funds.  The fair value of bank loans, which are reported in other investments, is based on broker quotes from brokers familiar with the loans and current market conditions.  The fair value of notes due from related party, which are reported in other investments, is based on discounted cash flow calculations using current interest rates for instruments with comparable terms.

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial liabilities

	March 31, 2011		December 31, 2010
($ in millions)	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$33,771	$32,904	$35,040	$34,056
Notes due to related parties	686	653	677	649
Liability for collateral	602	602	465	465

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

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide equity returns to contractholders; equity-indexed notes containing equity call options, which provide a coupon payout that is determined using one or more equity-based indices; credit default swaps in synthetic collateralized debt obligations, which provide enhanced coupon rates as a result of selling credit protection; and conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock.  Substantially all of the fixed income securities with conversion options were sold in March 2011.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of March 31, 2011, the Company pledged $7 million of cash and securities in the form of margin deposits.

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

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2011.

	Asset derivatives
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$252	n/a	$(16)	$—	$(16)
Foreign currency swap agreements	Other investments	50	n/a	(4)	3	(7)
Total		$302	n/a	$(20)	$3	$(23)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$5,386	n/a	$152	$178	$(26)
Interest rate swaption agreements	Other investments	750	n/a	3	3	—
Interest rate cap and floor agreements	Other investments	1,352	n/a	(3)	—	(3)
Financial futures contracts and options	Other assets	n/a	702	—	—	—
Equity and index contracts
Options, futures and warrants (2)	Other investments	142	18,916	381	381	—
Options, futures and warrants	Other assets	n/a	705	—	—	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	40	n/a	1	1	—
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	—	—	—
Equity-indexed call options	Fixed income securities	300	n/a	50	50	—
Credit default swaps	Fixed income securities	179	n/a	(86)	—	(86)
Credit default contracts
Credit default swaps — buying protection	Other investments	48	n/a	(2)	—	(2)
Credit default swaps — selling protection	Other investments	30	n/a	(1)	1	(2)
Other contracts
Other contracts	Other investments	6	n/a	—	—	—
Other contracts	Other assets	5	n/a	1	1	—
Total		$8,243	20,323	$496	$615	$(119)

Total asset derivatives		$8,545	20,323	$476	$618	$(142)

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

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$59	n/a	$(4)	$—	$(4)
Foreign currency swap agreements	Other liabilities & accrued expenses	152	n/a	(22)	—	(22)
Total		$211	n/a	$(26)	$—	$(26)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$1,018	n/a	$17	$26	$(9)
Interest rate cap and floor agreements	Other liabilities & accrued expenses	2,020	n/a	(18)	2	(20)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	440	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	4	19,427	(207)	—	(207)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	50	n/a	1	1	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,115	n/a	(58)	—	(58)
Guaranteed withdrawal benefits	Contractholder funds	761	n/a	(29)	—	(29)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,624	n/a	(537)	—	(537)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(6)	—	(6)
Credit default contracts
Credit default swaps — buying protection	Other liabilities & accrued expenses	61	n/a	—	1	(1)
Credit default swaps — selling protection	Other liabilities & accrued expenses	277	n/a	(49)	1	(50)
Total		$10,015	19,867	$(886)	$31	$(917)

Total liability derivatives		$10,226	19,867	$(912)	$31	$(943)

Total derivatives		$18,771	40,190	$(436)

(1) Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of December 31, 2010.

	Asset derivatives
		Volume (1)
($ in millions, except number of contracts)	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$156	n/a	$(18)	$—	$(18)
Foreign currency swap agreements	Other investments	64	n/a	2	3	(1)
Total		$220	n/a	$(16)	$3	$(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,094	n/a	$79	$81	$(2)
Interest rate cap and floor agreements	Other investments	226	n/a	(2)	1	(3)
Financial futures contracts and options	Other assets	n/a	1,420	—	—	—
Equity and index contracts
Options, futures and warrants (2)	Other investments	64	20,451	327	327	—
Foreign currency contracts
Foreign currency swap agreements	Other investments	90	n/a	6	6	—
Embedded derivative financial instruments
Conversion options	Fixed income securities	287	n/a	84	84	—
Equity-indexed call options	Fixed income securities	300	n/a	47	47	—
Credit default swaps	Fixed income securities	179	n/a	(87)	—	(87)
Credit default contracts
Credit default swaps — buying protection	Other investments	66	n/a	(1)	1	(2)
Credit default swaps — selling protection	Other investments	42	n/a	(2)	1	(3)
Other contracts
Other contracts	Other investments	13	n/a	—	—	—
Other contracts	Other assets	5	n/a	1	1	—
Total		$2,366	21,871	$452	$549	$(97)

Total asset derivatives		$2,586	21,871	$436	$552	$(116)

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

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$3,345	n/a	$(181)	$20	$(201)
Interest rate swap agreements	Contractholder funds	—	n/a	2	2	—
Foreign currency swap agreements	Other liabilities & accrued expenses	138	n/a	(20)	—	(20)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	435	n/a	34	34	—
Foreign currency and interest rate swap agreements	Contractholder funds	—	n/a	28	28	—
Total		$3,918	n/a	$(137)	$84	$(221)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$3,642	n/a	$66	$96	$(30)
Interest rate swaption agreements	Other liabilities & accrued expenses	750	n/a	4	4	—
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,216	n/a	(22)	1	(23)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	150	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	64	20,752	(168)	2	(170)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,067	n/a	(88)	—	(88)
Guaranteed withdrawal benefits	Contractholder funds	739	n/a	(47)	—	(47)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,694	n/a	(515)	—	(515)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	—	(3)
Credit default contracts
Credit default swaps — buying protection	Other liabilities & accrued expenses	181	n/a	(3)	4	(7)
Credit default swaps — selling protection	Other liabilities & accrued expenses	267	n/a	(61)	1	(62)
Total		$14,705	20,902	$(837)	$108	$(945)

Total liability derivatives		$18,623	20,902	$(974)	$192	$(1,166)

Total derivatives		$21,209	42,773	$(538)

(1) Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Financial Position for the three months ended March 31.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $5 million during the next twelve months.

($ in millions)	2011	2010
Effective portion
(Loss) gain recognized in OCI on derivatives during the period	$(8)	$6
Loss recognized in OCI on derivatives during the term of the hedging relationship	(26)	(13)
Gain reclassified from AOCI into income (net investment income)	1	1
Gain reclassified from AOCI into income (realized capital gains and losses)	—	—
Ineffective portion and amount excluded from effectiveness testing
Gain recognized in income on derivatives (realized capital gains and losses)	—	—

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations for the three months ended March 31.

	2011
($ in millions)	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$1	$(8)	$—	$(5)	$(12)
Foreign currency and interest rate contracts	—	—	—	(32)	(32)
Subtotal	1	(8)	—	(37)	(44)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	2	—	—	2
Equity and index contracts	—	—	—	38	38
Embedded derivative financial instruments	—	(1)	45	(22)	22
Credit default contracts	—	11	—	—	11
Other contracts	—	—	—	2	2
Subtotal	—	12	45	18	75
Total	$1	$4	$45	$(19)	$31

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations for the three months ended March 31.

($ in millions)

	2011
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(7)	$(34)	$41	$—
Net investment income	21	—	—	(21)
Realized capital gains and losses	(8)	—	—	—
Total	$6	$(34)	$41	$(21)

	2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(1)	$(33)	$34	$—
Net investment income	(13)	—	—	13
Total	$(14)	$(33)	$34	$13

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of March 31, 2011, counterparties pledged $102 million in securities to the Company, and the Company pledged $77 million in securities to counterparties which includes $69 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $8 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

($ in millions)

	March 31, 2011				December 31, 2010
Rating (1)	Number of counter- parties	Notional amount	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$622	$19	$—	1	$675	$19	$10
A+	2	3,389	37	—	2	951	14	10
A	4	4,034	45	3	3	772	10	10
A-	—	—	—	—	1	89	32	32
BBB+	1	5	33	33	—	—	—	—
Total	8	$8,050	$134	$36	7	$2,487	$75	$62

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

($ in millions)	March 31, 2011	December 31, 2010
Gross liability fair value of contracts containing credit-risk-contingent features	$158	$368
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(87)	(212)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(69)	(147)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$2	$9

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

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

premium.  In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative.  CDS typically have a five-year term.

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of March 31, 2011:

	Notional amount
($ in millions)	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$40	$55	$10	$10	$115	$—
High yield debt	—	—	—	2	2	—
Municipal	25	—	—	—	25	(4)
Subtotal	65	55	10	12	142	(4)
Baskets
Tranche
Investment grade corporate debt	—	—	—	65	65	(16)
First-to-default
Municipal	—	100	—	—	100	(30)
Subtotal	—	100	—	65	165	(46)
Total	$65	$155	$10	$77	$307	$(50)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2010:

	Notional amount
($ in millions)	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$40	$55	$10	$10	$115	$(1)
High yield debt	—	—	—	4	4	—
Municipal	25	—	—	—	25	(6)
Subtotal	65	55	10	14	144	(7)
Baskets
Tranche
Investment grade corporate debt	—	—	—	65	65	(19)
First-to-default
Municipal	—	100	—	—	100	(37)
Subtotal	—	100	—	65	165	(56)
Total	$65	$155	$10	$79	$309	$(63)

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

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

7.              Reinsurance

The effects of reinsurance on premiums and contract charges for the three months ended March 31 are as follows:

($ in millions)	2011	2010
Direct	$573	$551
Assumed
Affiliate	28	27
Non-affiliate	5	5
Ceded—non-affiliate	(188)	(184)
Premiums and contract charges, net of reinsurance	$418	$399

The effects of reinsurance on contract benefits for the three months ended March 31 are as follows:

($ in millions)	2011	2010
Direct	$436	$468
Assumed
Affiliate	20	17
Non-affiliate	4	4
Ceded—non-affiliate	(78)	(125)
Contract benefits, net of reinsurance	$382	$364

The effects of reinsurance on interest credited to contractholder funds for the three months ended March 31 are as follows:

($ in millions)	2011	2010
Direct	$410	$454
Assumed
Affiliate	3	2
Non-affiliate	3	3
Ceded—non-affiliate	(8)	(7)
Interest credited to contractholder funds, net of reinsurance	$408	$452

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

If Executive Life were to be declared insolvent in the future, it is reasonably possible that the Company will have exposure to future guaranty fund assessments.  The Company’s exposure will ultimately depend on the level of guaranty fund system participation.  New York law currently contains an aggregate limit on guaranty funds under LICNY of $500 million, of which approximately $40 million has been used.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future premium taxes.  The Company’s three-year average market share for New York as of December 31, 2009, based on assessable premiums, was approximately 2.2%.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $67 million as of March 31, 2011.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2011.

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

9.              Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis for the three months ended March 31 are as follows:

	2011			2010
($ in millions)	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized holding gains and losses arising during the period, net of related offsets	$222	$(78)	$144	$723	$(253)	$470
Less: reclassification adjustment of realized capital gains and losses	29	(10)	19	(90)	32	(58)
Unrealized net capital gains and losses	193	(68)	125	813	(285)	528
Other comprehensive income	$193	$(68)	125	$813	$(285)	528

Net income (loss)			87			(18)
Comprehensive income			$212			$510

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of March 31, 2011, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2010, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 4, 2011

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we”, “our”, “us”, or the “Company”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2010.  We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

OPERATIONS HIGHLIGHTS

•                  Net income was $87 million in the first quarter of 2011 compared to a net loss of $18 million in the first quarter of 2010.

•                  Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $366 million in 2011, an increase of 1.9% or $7 million from $359 million in 2010.

•                  During the first quarter of 2011, a $12 million pre-tax charge to income was recorded related to our annual comprehensive review of the deferred policy acquisition costs (“DAC”), deferred sales inducement costs (“DSI”) and secondary guarantee liability balances and assumptions for our interest-sensitive life, fixed annuities and other investment contracts.  This compares to a $13 million pre-tax credit to income in the first quarter of 2010.

•                  Net realized capital gains totaled $45 million in the first quarter of 2011 compared to net realized capital losses of $161 million in the first quarter of 2010.

•                  Investments as of March 31, 2011 totaled $58.51 billion, reflecting a decrease in carrying value of $935 million from $59.44 billion as of December 31, 2010.  Net investment income decreased 6.4% to $662 million in the first quarter of 2011 from $707 million in the first quarter of 2010.

•                  Contractholder funds as of March 31, 2011 totaled $45.15 billion, reflecting decreases of $1.31 billion from $46.46 billion as of December 31, 2010 and $4.13 billion from $49.28 billion as of March 31, 2010.

OPERATIONS

Summary analysis  Summarized financial data is presented in the following table.

	Three months ended March 31,
($ in millions)	2011	2010
Revenues
Premiums	$171	$153
Contract charges	247	246
Net investment income	662	707
Realized capital gains and losses	45	(161)
Total revenues	1,125	945

Costs and expenses
Contract benefits	(382)	(364)
Interest credited to contractholder funds	(408)	(452)
Amortization of DAC	(124)	(67)
Operating costs and expenses	(77)	(86)
Restructuring and related charges	2	—
Interest expense	(11)	(11)
Total costs and expenses	(1,000)	(980)

Gain on disposition of operations	2	1
Income tax (expense) benefit	(40)	16
Net income (loss)	$87	$(18)

Investments as of March 31	$58,507	$60,282

Net income in the first quarter of 2011 was $87 million compared to a net loss of $18 million in the first quarter of 2010.  The favorable change of $105 million was primarily due to net realized capital gains in the current year compared to net realized capital losses in the prior year, decreased interest credited to contractholder funds and higher premiums and contract charges, partially offset by higher amortization of DAC and lower net investment income.

Analysis of revenues  Total revenues increased 19.0% or $180 million in the first quarter of 2011 compared to the first quarter of 2010 due to net realized capital gains in the current year compared to net realized capital losses in the prior year and higher premiums and contract charges, partially offset by lower net investment income.

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

 The following table summarizes premiums and contract charges by product.

	Three months ended March 31,
($ in millions)	2011	2010
Underwritten products
Traditional life insurance premiums	$104	$102
Accident and health insurance premiums	24	24
Interest-sensitive life insurance contract charges	238	233
Subtotal	366	359

Annuities
Immediate annuities with life contingencies premiums	43	27
Other fixed annuity contract charges	9	13
Subtotal	52	40

Premiums and contract charges (1)	$418	$399

(1)             Contract charges related to the cost of insurance totaled $160 million and $153 million, for the first quarter of 2011 and 2010, respectively.

Total premiums and contract charges increased 4.8% in the first quarter of 2011 compared to the first quarter of 2010 primarily due to higher sales of immediate annuities with life contingencies due to more competitive pricing and higher contract charges on interest-sensitive life insurance products resulting from a shift in the mix of policies in force to contracts with higher cost of insurance rates.

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

	Three months ended March 31,
($ in millions)	2011	2010
Contractholder funds, beginning balance	$46,458	$50,850

Deposits
Fixed annuities	164	291
Interest-sensitive life insurance	308	374
Total deposits	472	665

Interest credited	400	451

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(487)	(954)
Benefits	(370)	(391)
Surrenders and partial withdrawals	(1,015)	(994)
Contract charges	(235)	(226)
Net transfers from separate accounts	3	2
Fair value hedge adjustments for institutional products	(34)	(123)
Other adjustments (1)	(44)	1
Total maturities, benefits, withdrawals and other adjustments	(2,182)	(2,685)
Contractholder funds, ending balance	$45,148	$49,281

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

Contractholder funds decreased 2.8% and 3.1% in the first quarter of 2011 and 2010, respectively.  Average contractholder funds decreased 8.5% in the first quarter of 2011 compared to the same period of 2010.

Contractholder deposits decreased 29.0% in the first quarter of 2011 compared to the same period of 2010 primarily due to lower deposits on fixed annuities.  Deposits on fixed annuities decreased 43.6% in the first quarter of 2011 compared to the same period of 2010 due to our decision to discontinue distributing fixed annuities through banks and broker dealers in the first quarter of 2010 and our goal to reduce our concentration in spread based products and improve returns on new business.

Maturities and retirements of institutional products decreased 49.0% to $487 million in the first quarter of 2011 from $954 million in the same period of 2010.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 2.1% to $1.02 billion in the first quarter of 2011 from $994 million in the same period of 2010 primarily due to higher surrenders and partial withdrawals on fixed annuities, partially offset by lower surrenders and partial withdrawals on interest-sensitive life insurance products.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.5% in the first quarter of 2011 compared to 9.7% in the same period of 2010.

Analysis of costs and expenses  Total costs and expenses increased 2.0% or $20 million in the first quarter of 2011 compared to the same period of 2010 primarily due to higher amortization of DAC and contract benefits, partially offset by lower interest credited to contractholder funds and operating costs and expenses.

Contract benefits increased 4.9% or $18 million in the first quarter of 2011 compared to the same period of 2010 primarily due to higher contract benefits on immediate annuities with life contingencies, reflecting the increase in premiums on these products.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $135 million and $139 million in the first quarter of 2011 and 2010, respectively.

The benefit spread by product group is disclosed in the following table.

	Three months ended March 31,
($ in millions)	2011	2010
Life insurance	$90	$83
Accident and health insurance	6	8
Annuities	(12)	(10)
Total benefit spread	$84	$81

Benefit spread increased 3.7% or $3 million in the first quarter of 2011 compared to the same period of 2010.  The increase was primarily due to increased cost of insurance contract charges on interest-sensitive life insurance products.

Interest credited to contractholder funds decreased 9.7% or $44 million in the first quarter of 2011 compared to the same period of 2010 primarily due to lower average contractholder funds and lower interest crediting rates on interest-sensitive life insurance and immediate fixed annuities.  Additionally, valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $12 million in the first quarter of 2011.

Amortization of DSI in the first quarter of 2011 was $10 million compared to $5 million in the same period of 2010.  The increase was primarily due to higher amortization resulting from realized capital gains on sales of fixed income securities in 2011.

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

The investment spread by product group is shown in the following table.

	Three months ended March 31,
($ in millions)	2011	2010
Annuities and institutional products	$48	$50
Life insurance	13	7
Accident and health insurance	2	2
Net investment income on investments supporting capital	56	57
Total investment spread	$119	$116

Investment spread increased 2.6% or $3 million in the first quarter of 2011 compared to the same period of 2010 primarily due to decreased interest credited to contractholder funds, partially offset by lower net investment income.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2011	2010	2011	2010	2011	2010
Interest-sensitive life insurance	5.4%	5.5%	4.2%	4.5%	1.2%	1.0%
Deferred fixed annuities and institutional products	4.5	4.4	3.3	3.2	1.2	1.2
Immediate fixed annuities with and without life contingencies	6.2	6.4	6.2	6.5	—	(0.1)
Investments supporting capital, traditional life and other products	3.8	3.7	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

	March 31,
($ in millions)	2011	2010
Immediate fixed annuities with life contingencies	$8,749	$8,512
Other life contingent contracts and other	4,066	3,859
Reserve for life-contingent contract benefits	$12,815	$12,371

Interest-sensitive life insurance	$10,098	$9,798
Deferred fixed annuities	28,558	31,540
Immediate fixed annuities without life contingencies	3,794	3,868
Institutional products	2,193	3,448
Market value adjustments related to fair value hedges and other	505	627
Contractholder funds	$45,148	$49,281

Amortization of DAC increased 85.1% or $57 million in the first quarter of 2011 compared to the same period of 2010.  The components of amortization of DAC are summarized in the following table.

	Three months ended March 31,
($ in millions)	2011	2010
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(76)	$(77)
Amortization relating to realized capital gains and losses (1)	(35)	(3)
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”)	(13)	13
Total amortization of DAC	$(124)	$(67)

(1)             The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The increase of $57 million in the first quarter of 2011 was primarily due to increased amortization relating to realized capital gains and losses and an unfavorable change in amortization acceleration/deceleration for changes in assumptions.  DAC amortization relating to realized capital gains and losses primarily resulted from realized capital gains on sales of fixed income securities in the first quarter of 2011.

Our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  In the first quarter of 2011, the review resulted in an acceleration of

DAC amortization (charge to income) of $13 million.  Amortization acceleration of $19 million related to interest-sensitive life insurance and was primarily due to an increase in projected expenses.  Amortization deceleration of $6 million related to fixed annuities and was primarily due to an increase in projected investment margins on equity-indexed annuities.

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

	Three months ended March 31,
($ in millions)	2011	2010
Investment margin	$2	$15
Benefit margin	7	(45)
Expense margin	(22)	43
Net (acceleration) deceleration	$(13)	$13

Operating costs and expenses decreased 10.5% or $9 million in the first quarter of 2011 compared to the same period of 2010.  The following table summarizes operating costs and expenses.

	Three months ended March 31,
($ in millions)	2011	2010
Non-deferrable acquisition costs	$21	$22
Other operating costs and expenses	56	64
Total operating costs and expenses	$77	$86

Restructuring and related charges	$(2)	$—

Non-deferrable acquisition costs decreased 4.5% or $1 million in the first quarter of 2011 compared to the same period of 2010 primarily due to lower non-deferrable commissions and premium tax expenses related to discontinuing sales through banks and broker dealers effective March 31, 2010.  Other operating costs and expenses decreased 12.5% or $8 million in the first quarter of 2011 compared to the same period of 2010 primarily due to increased reinsurance expense allowances, lower occupancy costs due to consolidation of office buildings and non-recurring offsets to certain administrative costs of $3 million.

Income tax expense of $40 million was recognized for the first quarter of 2011 compared to an income tax benefit of $16 million in the same period of 2010.  This change was due to the proportionate change in the income on which the income tax expense was determined.

INVESTMENTS HIGHLIGHTS

•                  Investments as of March 31, 2011 totaled $58.51 billion, a decrease of 1.6% from $59.44 billion as of December 31, 2010.

•                Unrealized net capital gains totaled $913 million as of March 31, 2011, improving from $758 million as of December 31, 2010.

•                As of March 31, 2011, the fair value for our below investment grade fixed income securities with gross unrealized losses totaled $2.25 billion compared to $2.01 billion as of December 31, 2010.  The gross unrealized losses for these securities totaled $587 million as of March 31, 2011, an improvement of 16.5% from $703 million as of December 31, 2010.

•                  Net investment income was $662 million in the first quarter of 2011, a decrease of 6.4% from $707 million in the first quarter of 2010.

•                  Net realized capital gains were $45 million in the first quarter of 2011 compared to net realized capital losses of $161 million in the first quarter of 2010.

•                  During the first quarter of 2011, our fixed income and mortgage loan portfolio generated $1.41 billion of cash flows from interest and maturities.

INVESTMENTS

Improved market fundamentals in combination with our risk mitigation and return optimization strategies have strengthened our capital position, enabling us to execute yield and return enhancement strategies, while continuing to manage interest rate, credit and real estate investment risks.  Consistent with our economic outlook, we modified the maturity profile of our fixed income portfolio through shifts out of longer term fixed rate and shorter term lower yielding securities into intermediate term maturity securities.  Additionally, we increased our exposure to below investment grade corporate fixed income securities through a higher targeted allocation and reinvestment of proceeds from the sale of lower rated structured securities.

The composition of the investment portfolio as of March 31, 2011 is presented in the table below.

($ in millions)	Investments	Percent to total
Fixed income securities (1)	$47,629	81.4%
Mortgage loans	6,461	11.0
Equity securities (2)	213	0.4
Limited partnership interests (3)	1,357	2.3
Short-term (4)	822	1.4
Policy loans	839	1.5
Other	1,186	2.0
Total	$58,507	100.0%

(1)             Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $46.75 billion.

(2)             Equity securities are carried at fair value.  Cost basis for these securities was $154 million.

(3)             We have commitments to invest in additional limited partnership interests totaling $736 million.

(4)             Short-term investments are carried at fair value.  Amortized cost basis for these investments was $822 million.

Total investments decreased to $58.51 billion as of March 31, 2011, from $59.44 billion as of December 31, 2010, primarily due to net reductions in contractholder obligations of $1.31 billion, partially offset by higher valuations for fixed income securities.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically defined as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation for fixed income securities for the three months ended March 31, 2011 was mainly due to tightening of credit spreads in certain sectors.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of March 31, 2011	Percent to total investments	Fair value as of December 31, 2010	Percent to total investments
U.S. government and agencies	$2,517	4.3%	$3,494	5.9%
Municipal	4,718	8.1	4,973	8.4
Corporate	29,857	51.0	28,650	48.2
Foreign government	2,186	3.7	2,257	3.8
Residential mortgage-backed securities (“RMBS”)	3,928	6.7	4,355	7.3
Commercial mortgage-backed securities (“CMBS”)	1,955	3.4	1,903	3.2
Asset-backed securities (“ABS”)	2,453	4.2	2,567	4.3
Redeemable preferred stock	15	—	15	—
Total fixed income securities	$47,629	81.4%	$48,214	81.1%

As of March 31, 2011, 91.2% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners (“NAIC”), and/or internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of March 31, 2011.

	Aaa		Aa		A
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$2,517	$207	$—	$—	$—	$—

Municipal
Tax exempt	—	—	28	1	—	—
Taxable	179	—	2,497	2	1,036	(36)
Auction rate securities (“ARS”)	349	(26)	16	(3)	34	(4)

Corporate
Public	732	7	1,699	65	6,190	263
Privately placed	560	9	1,602	45	3,527	155

Foreign government	1,366	215	146	4	377	29

RMBS
U.S. government sponsored entities (“U.S. Agency”)	2,036	88	—	—	—	—
Prime residential mortgage-backed securities (“Prime”)	318	8	61	—	139	1
Alt-A residential mortgage-backed securities (“Alt-A”)	13	—	46	(1)	62	—
Subprime residential mortgage-backed securities (“Subprime”)	31	1	78	(18)	37	(6)

CMBS	989	38	284	1	157	(10)

ABS
Collateralized debt obligations (“CDO”)	9	—	530	(9)	440	(40)
Consumer and other asset-backed securities (“Consumer and other ABS”)	279	8	161	2	206	—

Redeemable preferred stock	—	—	1	—	—	—

Total fixed income securities	$9,378	$555	$7,149	$89	$12,205	$352

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$—	$—	$—	$—	$2,517	$207

Municipal
Tax exempt	32	2	—	—	60	3
Taxable	433	(71)	59	(28)	4,204	(133)
ARS	42	(5)	13	(2)	454	(40)

Corporate
Public	7,098	320	1,188	30	16,907	685
Privately placed	5,972	184	1,289	24	12,950	417

Foreign government	297	18	—	—	2,186	266

RMBS
U.S. Agency	—	—	—	—	2,036	88
Prime	6	—	237	2	761	11
Alt-A	31	(1)	253	(42)	405	(44)
Subprime	63	(18)	517	(252)	726	(293)

CMBS	341	(53)	184	(81)	1,955	(105)

ABS
CDO	275	(57)	426	(84)	1,680	(190)
Consumer and other ABS	102	(1)	25	(5)	773	4

Redeemable preferred stock	14	—	—	—	15	—

Total fixed income securities	$14,706	$318	$4,191	$(438)	$47,629	$876

Municipal Bonds, including tax exempt, taxable and ARS securities, totaled $4.72 billion as of March 31, 2011 with an unrealized net capital loss of $170 million.  The municipal bond portfolio includes general obligations of state and local issuers, revenue bonds and pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

The following table summarizes by state, the fair value, amortized cost and credit rating of our municipal bonds, excluding $33 million of pre-refunded bonds, as of March 31, 2011:

($ in millions) State	State general obligation	Local general obligation	Revenue (1)	Fair value	Amortized cost	Average credit rating (2)
California	$60	$342	$297	$699	$763	A
Texas	—	254	293	547	558	Aa
New York	16	4	346	366	373	Aa
New Jersey	120	21	121	262	272	Aa
Delaware	—	—	261	261	278	Aa
Illinois	—	92	120	212	220	Aa
Florida	24	56	116	196	196	Aa
Oregon	—	144	26	170	171	A
Ohio	—	78	79	157	154	Aa
Michigan	32	54	68	154	161	Aa
All others	204	249	1,208	1,661	1,713	A
Total	$456	$1,294	$2,935	$4,685	$4,859	Aa

(1)

The nature of the activities supporting revenue municipals is highly diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

(2)	The municipal bonds are rated by third party credit rating agencies, the NAIC and/or internally rated.

Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor.  We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments.  As a result of downgrades in the insurers’ credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor.  As of March 31, 2011, 99.1% of our insured municipal bond portfolio is rated investment grade.  Given the effects of the economic crisis on bond insurers, the value inherent in the insurance has declined.  Further, we believe the fair value of our insured municipal bond portfolio substantially reflects the decline in the value of the insurance.  We believe that the loss of the benefit of insurance would not result in a material adverse impact on our results of operations, financial position or liquidity.

Corporate bonds, including publicly traded and privately placed, totaled $29.86 billion as of March 31, 2011 with an unrealized net capital gain of $1.10 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.

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

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $3.93 billion, with 74.4% rated investment grade, as of March 31, 2011.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with our RMBS portfolio is mitigated due to the fact that 51.8% of the portfolio consists of securities that were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $238 million as of March 31, 2011 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to higher risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which began to show signs of stabilization in certain geographic areas in 2010.  The following table shows our RMBS portfolio as of March 31, 2011 based upon vintage year of the issuance of the securities.

	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
($ in millions)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$—	$—	$167	$3	$52	$1	$—	$—	$219	$4
2009	392	6	47	1	8	—	—	—	447	7
2008	247	6	—	—	—	—	—	—	247	6
2007	77	3	131	7	32	(12)	190	(108)	430	(110)
2006	98	7	96	(2)	94	(12)	162	(72)	450	(79)
2005	321	13	110	(3)	95	(5)	195	(72)	721	(67)
Pre-2005	901	53	210	5	124	(16)	179	(41)	1,414	1
Total	$2,036	$88	$761	$11	$405	$(44)	$726	$(293)	$3,928	$(238)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of March 31, 2011, $614 million of the Prime had fixed rate underlying collateral and $147 million had variable rate underlying collateral.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  As of March 31, 2011, $331 million of the Alt-A had fixed rate underlying collateral and $74 million had variable rate underlying collateral.

Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $538 million and $188 million of first lien and second lien securities, respectively.  As of March 31, 2011, $409 million of the Subprime had fixed rate underlying collateral and $317 million had variable rate underlying collateral.

CMBS totaled $1.96 billion, with 90.6% rated investment grade, as of March 31, 2011.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 96.6% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio as of March 31, 2011 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$285	$(8)
2006	608	(82)
2005	321	(24)
Pre-2005	741	9
Total CMBS	$1,955	$(105)

The unrealized net capital loss of $105 million as of March 31, 2011 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, largely due to the macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which began to show signs of stabilization in certain geographic areas in 2010.  While CMBS spreads tightened during 2009 and 2010, credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year CMBS.

ABS, including CDO and Consumer and other ABS, totaled $2.45 billion, with 81.6% rated investment grade, as of March 31, 2011.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $186 million as of March 31, 2011 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.68 billion, with 74.6% rated investment grade, as of March 31, 2011.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.28 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $97 million.  The remaining $402 million of securities consisted of synthetic CDO, trust preferred CDO, project finance CDO, market value CDO, collateralized bond obligations and other CLO with unrealized losses of $93 million.

Consumer and other ABS totaled $773 million, with 96.8% rated investment grade, as of March 31, 2011.  Consumer and other ABS consists of $369 million of consumer auto and $404 million of other ABS with unrealized gains of $4 million for consumer auto and no unrealized gains or losses for other ABS.

Mortgage loans  Our mortgage loan portfolio totaled $6.46 billion as of March 31, 2011, compared to $6.55 billion as of December 31, 2010, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification by state and metropolitan area.

We recognized $2 million of realized capital losses related to net increases in the valuation allowances on impaired mortgage loans for the three months ended March 31, 2011, primarily due to deteriorating debt service coverage resulting from a decrease in occupancy and the risk associated with refinancing near-term maturities due to declining underlying collateral valuations.

For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of March 31, 2011.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$554	$143	$—	$—	$697
Equity method of accounting (“EMA”)	380	161	2	117	660
Total	$934	$304	$2	$117	$1,357

Number of sponsors	80	29	1	6
Number of individual funds	127	54	2	6
Largest exposure to single fund	$23	$16	$2	$25

Our aggregate limited partnership exposure represented 2.3% and 2.1% of total invested assets as of March 31, 2011 and December 31, 2010, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification for the three months ended March 31.

	2011				2010
($ in millions)	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$5	$12	$17	$—	$3	$9	$12	$(2)
Real estate funds	—	6	6	—	—	(18)	(18)	(9)
Hedge funds	—	—	—	—	—	5	5	—
Total	$5	$18	$23	$—	$3	$(4)	$(1)	$(11)

(1)

There were no impairment write-downs related to Cost limited partnerships in the three months ended March 31, 2011. Impairment write-downs related to Cost limited partnerships were $11 million in the three months ended March 31, 2010. There were no impairment write-downs related to EMA limited partnerships in the three months ended March 31, 2011 and 2010.

Limited partnership interests, excluding impairment write-downs, produced income of $23 million in the three months ended March 31, 2011 compared to losses of $1 million in the three months ended March 31, 2010.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on Cost limited partnerships is recognized only upon receipt of amounts distributed by the partnership.

Unrealized net capital gains totaled $913 million as of March 31, 2011 compared to unrealized net capital gains of $758 million as of December 31, 2010.  The improvement since December 31, 2010 was primarily a result of tightening of credit spreads in certain sectors.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in millions)	March 31, 2011	December 31, 2010
U.S. government and agencies	$207	$236
Municipal	(170)	(206)
Corporate	1,102	1,141
Foreign government	266	295
RMBS	(238)	(319)
CMBS	(105)	(218)
ABS	(186)	(201)
Fixed income securities (1)	876	728
Equity securities	59	47
EMA limited partnership interests	4	—
Derivatives	(26)	(17)
Unrealized net capital gains and losses, pre-tax	913	758
Amounts recognized for:
Insurance reserves (2)	(2)	(41)
DAC and DSI (3)	97	98
Amounts recognized	95	57
Deferred income taxes	(358)	(290)
Unrealized net capital gains and losses, after-tax	$650	$525

(1)

Unrealized net capital gains and losses for fixed income securities as of March 31, 2011 and December 31, 2010 comprise $(159) million and $(153) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $1.04 billion and $881 million, respectively, related to other unrealized net capital gains and losses.

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

(3)

The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized. Only the unrealized net capital gains and losses on the fixed annuity and interest-

sensitive life product portfolios are used in this calculation. The DAC and DSI adjustment balance, subject to limitations, is determined by applying the DAC and DSI amortization rate to unrealized net capital gains or losses. Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.

The unrealized net capital gains for the fixed income portfolio totaled $876 million and comprised $2.24 billion of gross unrealized gains and $1.37 billion of gross unrealized losses as of March 31, 2011.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $728 million, comprised of $2.42 billion of gross unrealized gains and $1.69 billion of gross unrealized losses as of December 31, 2010.

Gross unrealized gains and losses as of March 31, 2011 on fixed income securities by type and sector are provided in the table below.

	Par	Amortized	Gross unrealized		Fair	Amortized cost as a percent of	Fair value as a percent of
($ in millions)	value (1)	cost	Gains	Losses	value	par value (2)	par value (2)
Corporate:
Banking	$3,039	$2,969	$87	$(101)	$2,955	97.7%	97.2%
Utilities	5,541	5,544	369	(60)	5,853	100.1	105.6
Consumer goods (cyclical and non-cyclical)	4,948	5,019	211	(42)	5,188	101.4	104.9
Financial services	2,522	2,530	103	(26)	2,607	100.3	103.4
Capital goods	3,306	3,303	194	(23)	3,474	99.9	105.1
Transportation	1,581	1,597	81	(22)	1,656	101.0	104.7
Technology	1,137	1,148	44	(12)	1,180	101.0	103.8
Basic industry	1,482	1,491	79	(10)	1,560	100.6	105.3
Communications	1,660	1,661	84	(7)	1,738	100.1	104.7
Energy	1,983	2,000	106	(5)	2,101	100.9	106.0
Other	1,593	1,493	60	(8)	1,545	93.7	97.0
Total corporate fixed income portfolio	28,792	28,755	1,418	(316)	29,857	99.9	103.7

U.S. government and agencies	2,952	2,310	213	(6)	2,517	78.3	85.3
Municipal	6,932	4,888	95	(265)	4,718	70.5	68.1
Foreign government	2,375	1,920	275	(9)	2,186	80.8	92.0
RMBS	4,539	4,166	122	(360)	3,928	91.8	86.5
CMBS	2,083	2,060	60	(165)	1,955	98.9	93.9
ABS	2,967	2,639	59	(245)	2,453	88.9	82.7
Redeemable preferred stock	14	15	—	—	15	107.1	107.1
Total fixed income securities	$50,654	$46,753	$2,242	$(1,366)	$47,629	92.3	94.0

(1)

Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity. These primarily included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $683 million, $2.98 billion, $1.33 billion and $1.64 billion, respectively.

(2)

Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.4% for corporates, 98.9% for municipals, 104.0% for foreign governments and 103.9% for U.S. government and agencies. Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 104.2% for corporates, 97.9% for municipals, 109.7% for foreign governments and 107.4% for U.S. government and agencies.

The banking, utilities, consumer goods, financial services and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2011.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $59 million and comprised $60 million of gross unrealized gains and $1 million of gross unrealized losses as of March 31, 2011.  This is compared to an unrealized net capital gain for the equity portfolio totaling $47 million, comprised of $48 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2010.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position as of March 31, 2011 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

The following table summarizes the fair values and gross unrealized losses of fixed income securities by type and investment grade classification as of March 31, 2011.

	Investment grade		Below investment grade		Total
($ in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$177	$(6)	$—	$—	$177	$(6)
Municipal	2,431	(234)	55	(31)	2,486	(265)
Corporate	5,882	(265)	928	(51)	6,810	(316)
Foreign government	206	(9)	—	—	206	(9)
RMBS	412	(48)	740	(312)	1,152	(360)
CMBS	673	(80)	157	(85)	830	(165)
ABS	1,025	(137)	374	(108)	1,399	(245)
Total	$10,806	$(779)	$2,254	$(587)	$13,060	$(1,366)

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

As of March 31, 2011, 66% of our below investment grade gross unrealized losses were concentrated in RMBS, specifically Alt-A and Subprime, and CMBS.  The fair value of these securities totaled $848 million, an increase of 6.8%, compared to $794 million as of December 31, 2010.  Gross unrealized losses on these securities totaled $385 million as of March 31, 2011, a decrease of 15.9%, compared to $458 million as of December 31, 2010, due to improved valuations, sales, impairment write-downs and principal collections, partially offset by the downgrade of certain securities to below investment grade during the first quarter of 2011.

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

The non-credit-related unrealized losses for our structured securities, including our below investment grade Alt-A, Subprime and CMBS, are heavily influenced by risk factors other than those related to our best estimate of future cash flows.  The difference between these securities’ original or current effective rates and the yields implied by their fair value indicates that a higher risk premium is included in the valuation of these securities than existed at initial issue or purchase.  This risk premium represents the return that a market participant requires as compensation to assume the risk associated with the uncertainties regarding the future performance of the underlying collateral.  The risk premium is comprised of: default risk, which reflects the probability of default and the uncertainty related to collection of contractual principal and interest; liquidity risk, which reflects the risk associated with exiting the investment in an illiquid market, both in terms of timeliness and cost; and volatility risk, which reflects the potential valuation volatility during an investor’s holding period.  Other factors reflected in the risk premium include the costs associated with underwriting, monitoring and holding these types of complex securities.  Certain aspects of the default risk are included in the development of our best estimate of future cash flows, as appropriate.  Other aspects of the risk premium are considered to be temporary in nature and are expected to reverse over the remaining lives of the securities as future cash flows are received.

Other-than-temporary impairment assessment for below investment grade Alt-A and Subprime RMBS

As of March 31, 2011, the fair value of our below investment grade Alt-A securities with gross unrealized losses totaled $211 million, an increase of 25.6% compared to $168 million as of December 31, 2010.  As of March 31, 2011, gross unrealized losses for our below investment grade Alt-A portfolio totaled $47 million, an increase of 11.9% compared to $42 million as of December 31, 2010, due to downgrades of certain Alt-A securities to below investment grade during first quarter of 2011, partially offset by impairment write-downs.  For our below investment grade Alt-A securities with gross unrealized gains of $4 million, we have recognized cumulative write-downs in earnings totaling $4 million as of March 31, 2011.

As of March 31, 2011, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $480 million, a decrease of 2.0% compared to $490 million as of December 31, 2010.  As of March 31, 2011, gross unrealized losses for our below investment grade Subprime portfolio totaled $253 million, a decrease of 10.6% compared to $283 million as of December 31, 2010, due to improved valuations resulting from lower risk premiums, sales, impairment write-downs and principal collections, partially offset by downgrades of certain Subprime securities to below investment grade during the first quarter of 2011.  For our below investment grade Subprime with gross unrealized gains totaling $2 million, we have recognized cumulative write-downs in earnings totaling $63 million as of March 31, 2011.

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

94.9% and 5.1% of the fair value of our below investment grade Alt-A securities with gross unrealized losses were issued with Aaa and Aa original ratings and capital structure classifications, respectively.  74.7%, 21.3% and 4.0% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, Alt-A and Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  While the projected cash flow assumptions for our below investment grade Alt-A and Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Alt-A securities with gross unrealized losses, by credit rating.

	March 31, 2011
	With other-than- temporary impairments recorded in earnings		Without other-than-temporary impairments recorded in earnings
($ in millions)	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	5.9%	5.9%	0.3%	0.8%	3.3%	1.5%	n/a
Projected additional collateral losses to be incurred (2)	21.2%	21.2%	5.5%	10.2%	15.5%	10.2%	n/a
Class-level
Average remaining credit enhancement (3)	5.2%	5.2%	8.9%	13.1%	15.7%	12.4%	n/a
Security-specific
Number of positions	16	16	4	4	4	12	28
Par value	$220	$220	$37	$20	$32	$89	$309
Amortized cost	$174	$174	$37	$20	$27	$84	$258
Fair value	$140	$140	$34	$15	$22	$71	$211
Gross unrealized losses
Total	$(34)	$(34)	$(3)	$(5)	$(5)	$(13)	$(47)
12-24 months (4)	$—	$—	$—	$—	$—	$—	$—
Over 24 months (5)	$(34)	$(34)	$(2)	$(5)	$(5)	$(12)	$(46)
Cumulative write-downs recognized (6)	$(36)	$(36)	$—	$—	$—	$—	$(36)
Principal payments received during the period (7)	$3	$3	$—	$—	$1	$1	$4

	December 31, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.5%	0.7%	5.9%	5.7%	0.1%	1.2%	2.5%	1.8%	n/a
Projected additional collateral losses to be incurred (2)	9.9%	22.5%	20.5%	20.3%	4.8%	11.6%	14.3%	11.5%	n/a
Class-level
Average remaining credit enhancement (3)	9.9%	19.0%	4.6%	4.9%	5.3%	24.0%	17.6%	14.0%	n/a
Security-specific
Number of positions	1	1	13	15	2	1	2	5	20
Par value	$4	$3	$197	$204	$16	$1	$37	$54	$258
Amortized cost	$4	$2	$154	$160	$16	$1	$33	$50	$210
Fair value	$1	$1	$122	$124	$13	$1	$30	$44	$168
Gross unrealized losses
Total	$(3)	$(1)	$(32)	$(36)	$(3)	$—	$(3)	$(6)	$(42)
12-24 months (4)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Over 24 months (5)	$(3)	$(1)	$(32)	$(36)	$(3)	$—	$(3)	$(6)	$(42)
Cumulative write-downs recognized (6)	$—	$(1)	$(33)	$(34)	$—	$—	$—	$—	$(34)
Principal payments received during the period (7)	$—	$—	$13	$13	$1	$—	$2	$3	$16

(1)

Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust. The weighting calculation is based on the par value of each security. Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table. Actual cumulative realized principal losses on the below investment grade Alt-A securities we own, as reported by the trust servicers, were $4 million as of March 31, 2011.

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
(5)

Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months. As of March 31, 2011, $16 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $8 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months. As of December 31, 2010, $19 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $1 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

(6)	Includes cumulative write-downs recorded in accordance with GAAP.
(7)	Reflects principal payments for the three months ended March 31, 2011 or the year ended December 31, 2010, respectively.

The above tables include information about our below investment grade Alt-A securities with gross unrealized losses as of each period presented.  The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, principal payments, sales, purchases and realized principal losses.

As of March 31, 2011, our below investment grade Alt-A securities with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 1.5%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 25.7% and a projected weighted average loss severity of 41.0%, which resulted in projected additional collateral losses of 10.2%.  As the average remaining credit enhancement for these securities of 12.4% exceeds the projected additional collateral losses of 10.2%, these securities have not been impaired.

As of March 31, 2011, our below investment grade Alt-A securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 5.9%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 37.5% and a projected weighted average loss severity of 55.5%, which resulted in projected additional collateral losses of 21.2%.  As the average remaining credit enhancement for these securities of 5.2% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 79.5% and exceeded these securities’ current average amortized cost as a percentage of par of 79.1%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Alt-A securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations in 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of March 31, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

	March 31, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
($ in millions)	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	14.9%	16.2%	16.1%	2.8%	6.7%	7.6%	6.3%	n/a
Projected additional collateral losses to be incurred	39.4%	40.7%	40.6%	31.9%	34.4%	31.3%	32.2%	n/a
Class-level
Average remaining credit enhancement	23.2%	17.9%	18.2%	46.0%	49.7%	39.3%	43.4%	n/a
Security-specific
Number of positions	4	55	59	5	9	26	40	99
Par value	$31	$577	$608	$46	$53	$111	$210	$818
Amortized cost	$25	$382	$407	$46	$53	$112	$211	$618
Fair value	$16	$253	$269	$36	$34	$59	$129	$398
Gross unrealized losses
Total	$(9)	$(129)	$(138)	$(10)	$(19)	$(53)	$(82)	$(220)
12-24 months	$—	$(1)	$(1)	$—	$—	$—	$—	$(1)
Over 24 months (2)	$(9)	$(128)	$(137)	$(10)	$(19)	$(53)	$(82)	$(219)
Cumulative write-downs recognized	$(5)	$(190)	$(195)	$—	$—	$—	$—	$(195)
Principal payments received during the period	$1	$5	$6	$2	$—	$2	$4	$10

	December 31, 2010
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	14.2%	15.6%	15.5%	12.0%	12.2%	10.8%	11.3%	n/a
Projected additional collateral losses to be incurred	38.9%	41.2%	41.1%	44.7%	42.1%	38.8%	40.6%	n/a
Class-level
Average remaining credit enhancement	24.5%	19.2%	19.5%	69.9%	65.3%	49.0%	56.4%	n/a
Security-specific
Number of positions	4	55	59	11	7	26	44	103
Par value	$32	$592	$624	$55	$43	$152	$250	$874
Amortized cost	$27	$376	$403	$55	$43	$152	$250	$653
Fair value	$17	$236	$253	$45	$31	$97	$173	$426
Gross unrealized losses
Total	$(10)	$(140)	$(150)	$(10)	$(12)	$(55)	$(77)	$(227)
12-24 months	$—	$(1)	$(1)	$—	$—	$—	$—	$(1)
Over 24 months (2)	$(10)	$(139)	$(149)	$(10)	$(12)	$(55)	$(77)	$(226)
Cumulative write-downs recognized	$(5)	$(209)	$(214)	$—	$—	$—	$—	$(214)
Principal payments received during the period	$4	$16	$20	$13	$1	$5	$19	$39

(1)	Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $18 million as of March 31, 2011.
(2)

As of March 31, 2011, $116 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $73 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months. As of December 31, 2010, $123 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $63 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

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

As of March 31, 2011, our Subprime securities that are reliably insured include 9 below investment grade Subprime securities with a total fair value of $82 million and aggregate gross unrealized losses of $33 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.  As of December 31, 2010, our Subprime securities that are reliably insured included 9 below investment grade Subprime securities with a total fair value of $64 million and aggregate gross unrealized losses of $56 million.

As of March 31, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 6.3%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 46.7% and a projected weighted average loss severity of 69.8%, which resulted in projected additional collateral losses of 32.2%.  As the average remaining credit enhancement for these securities of 43.4% exceeds the projected additional collateral losses of 32.2%, these securities have not been impaired.

As of March 31, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 16.1%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 53.5% and a projected weighted average loss severity of 77.9%, which resulted in projected additional collateral losses of 40.6%.  As the average remaining credit enhancement for these securities of 18.2% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 70.1% and exceeded these securities’ current average amortized cost as a percentage of par of 67.0%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations in 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of March 31, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Other-than-temporary impairment assessment for below investment grade CMBS

As of March 31, 2011, the fair value of our below investment grade CMBS with gross unrealized losses totaled $157 million compared to $136 million as of December 31, 2010.  As of March 31, 2011, gross unrealized losses for our below investment grade CMBS portfolio totaled $85 million, a decrease of 36.1% compared to $133 million as of December 31, 2010, due to improved valuations resulting from lower risk premiums, impairment write-downs, sales and principal collections, partially offset by downgrades of certain CMBS to below investment grade during the first quarter of 2011.  For our below investment grade CMBS with gross unrealized gains totaling $4 million, we have recognized cumulative write-downs in earnings totaling $9 million as of March 31, 2011.

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

15.2%, 74.7% and 7.3% of the fair value of our below investment grade CMBS with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, CMBS with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  Tight credit markets and conservative underwriting standards continue to stress commercial mortgage borrowers’ ability to refinance obligations.  While the projected cash flow assumptions for our below investment grade CMBS with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade CMBS with gross unrealized losses, by credit rating.

	March 31, 2011
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
($ in millions)	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.7%	3.2%	4.8%	4.0%	1.4%	0.7%	—%	1.2%	n/a
Projected additional collateral losses to be incurred	6.1%	7.0%	64.5%	47.6%	6.9%	4.4%	—%	6.1%	n/a
Class-level
Average remaining credit enhancement	11.8%	7.2%	26.0%	21.1%	9.0%	7.0%	—%	8.3%	n/a
Security-specific
Number of positions	3	1	4	8	12	6	1	19	27
Par value	$13	$16	$69	$98	$118	$54	$3	$175	$273
Amortized cost	$13	$15	$31	$59	$125	$55	$3	$183	$242
Fair value	$10	$11	$12	$33	$88	$35	$1	$124	$157
Gross unrealized losses
Total	$(3)	$(4)	$(19)	$(26)	$(37)	$(20)	$(2)	$(59)	$(85)
12-24 months	$—	$—	$—	$—	$—	$—	$—	$—	$—
Over 24 months (2)	$(3)	$(4)	$(19)	$(26)	$(37)	$(20)	$(2)	$(59)	$(85)
Cumulative write-downs recognized	$(2)	$(2)	$(38)	$(42)	$—	$—	$—	$—	$(42)
Principal payments received during the period	$—	$—	$1	$1	$—	$—	$—	$—	$1

	December 31, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	0.6%	3.2%	2.5%	2.3%	1.1%	0.3%	0.4%	0.9%	n/a
Projected additional collateral losses to be incurred	12.2%	7.0%	38.1%	29.2%	7.0%	4.4%	7.2%	6.4%	n/a
Class-level
Average remaining credit enhancement	12.5%	7.0%	25.5%	20.7%	9.1%	7.5%	9.0%	8.7%	n/a
Security-specific
Number of positions	2	1	5	8	14	5	2	21	29
Par value	$22	$16	$79	$117	$138	$46	$7	$191	$308
Amortized cost	$17	$15	$39	$71	$143	$47	$8	$198	$269
Fair value	$13	$6	$13	$32	$75	$25	$4	$104	$136
Gross unrealized losses
Total	$(4)	$(9)	$(26)	$(39)	$(68)	$(22)	$(4)	$(94)	$(133)
12-24 months	$—	$—	$—	$—	$—	$—	$—	$—	$—
Over 24 months (2)	$(4)	$(9)	$(26)	$(39)	$(68)	$(22)	$(4)	$(94)	$(133)
Cumulative write-downs recognized	$(5)	$(2)	$(41)	$(48)	$—	$—	$—	$—	$(48)
Principal payments received during the period	$—	$—	$1	$1	$—	$1	$—	$1	$2

(1)         There were no actual cumulative realized principal losses on the below investment grade CMBS we own, as reported by the trust servicers, as of March 31, 2011.

(2)         As of March 31, 2011, $25 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $58 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2010, $39 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $93 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

The above tables include information about below investment grade CMBS with gross unrealized losses as of each period presented.  The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, principal payments, sales and purchases.

Our impairment evaluation for CMBS forecasts more severe assumptions than the trusts are actually experiencing.  We assume that all loans delinquent 60 days or more default and project default rates on otherwise performing loans.  Projected loss severities are then applied against the resulting default rates, arriving at our projected additional collateral loss rates.  The projected additional collateral loss rates by vintage year of our CMBS portfolio range from a low of 1.9% for holdings with a vintage year of 2003 to a high of 12.3% for holdings with a vintage year of 2005.

As of March 31, 2011, our below investment grade CMBS with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 1.2%, and the projected additional collateral loss rate for these securities as of March 31, 2011 was 6.1%.  As the average remaining credit enhancement for these securities of 8.3% exceeds the projected additional collateral losses of 6.1%, these securities have not been impaired.

As of March 31, 2011, our below investment grade CMBS with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 4.0%.  The projected additional collateral loss rate for these securities as of March 31, 2011 was 47.6%.  As the average remaining credit enhancement for these securities of 21.1% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 59.4% and exceeded these securities’ current average amortized cost as a percentage of par of 58.7%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value is in line with amortized cost as impairment write-downs were recorded in the reporting period based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our CMBS, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations during 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of March 31, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

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

($ in millions)	March 31, 2011
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$68	$53	77.9%	$55	80.9%	0.1%
Problem	354	81	22.9	66	18.6	0.1
Potential problem	1,726	811	47.0	654	37.9	1.4
Total	$2,148	$945	44.0	$775	36.1	1.6%
Cumulative write-downs recognized (3)		$567

	December 31, 2010
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$68	$52	76.5%	$55%	80.9%	0.1%
Problem	414	92	22.2	77	18.6	0.2
Potential problem	2,468	867	35.1	687	27.8	1.4
Total	$2,950	$1,011	34.3	$819	27.8	1.7%
Cumulative write-downs recognized (3)		$659

(1)         The difference between par value and amortized cost of $1.20 billion and $1.94 billion as of March 31, 2011 and December 31, 2010, respectively, is primarily attributable to write-downs and a zero-coupon security.

(2)         Bank loans are reflected at amortized cost.

(3)         Cumulative write-downs recognized only reflect impairment write-downs related to investments within the problem, potential problem and restructured categories.

As of March 31, 2011, amortized cost for the problem category was $81 million and comprised $45 million of Subprime, $16 million of Alt-A, $7 million of municipal bonds, $6 million of corporates (primarily privately placed), $4 million of CDO, and $3 million of Consumer and other ABS.

As of March 31, 2011, amortized cost for the potential problem category was $811 million and comprised $371 million of Subprime, $178 million of Alt-A, $90 million of Prime, $62 million of CMBS, $55 million of CDO, $35 million of corporates (primarily privately placed), $14 million of municipal bonds, $3 million of bank loans and $3 million of Consumer and other ABS.

Net investment income The following table presents net investment income.

	Three months ended March 31,
($ in millions)	2011	2010
Fixed income securities	$591	$635
Mortgage loans	88	101
Equity securities	1	1
Limited partnership interests	5	3
Short-term investments	1	1
Other	3	(8)
Investment income, before expense	689	733
Investment expense	(27)	(26)
Net investment income	$662	$707

Net investment income decreased 6.4% or $45 million to $662 million in the first quarter of 2011 from $707 million in the same period of 2010 primarily due to reduced average investment balances.  Net investment income was $683 million and $670 million in the third and fourth quarter of 2010, respectively.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

	Three months ended March 31,
($ in millions)	2011	2010
Impairment write-downs	$(47)	$(142)
Change in intent write-downs	(42)	(23)
Net other-than-temporary impairment losses recognized in earnings	(89)	(165)
Sales	112	43
Valuation of derivative instruments	(2)	(54)
Settlements of derivative instruments	6	19
EMA limited partnership income	18	(4)
Realized capital gains and losses, pre-tax	45	(161)
Income tax (expense) benefit	(15)	57
Realized capital gains and losses, after-tax	$30	$(104)

Impairment write-downs are presented in the following table.

	Three months ended March 31,
($ in millions)	2011	2010
Fixed income securities	$(39)	$(118)
Mortgage loans	(2)	(13)
Equity securities	(5)	—
Limited partnership interests	—	(11)
Other investments	(1)	—
Impairment write-downs	$(47)	$(142)

Impairment write-downs for the three months ended March 31, 2011 were primarily driven by investments with commercial real estate exposure, including CMBS, equity securities and mortgage loans, which were impacted by lower real estate valuations or experienced deterioration in expected cash flows, and RMBS, which experienced deterioration in expected cash flows.  Impairment write-downs on below investment grade CMBS, RMBS and ABS for the three months ended March 31, 2011 were $20 million, $11 million and $2 million, respectively.

Impairment write-downs that were related primarily to securities subsequently disposed were $9 million for the three months ended March 31, 2011.  Of the remaining write-downs for the three months ended March 31, 2011, $24 million or 80.0% of the fixed income security write-downs related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  For these securities, as of March 31, 2011, there were either no defaults or defaults only impacted classes lower than our position in the capital structure.  $6 million of the fixed income security write-downs for the three months ended March 31, 2011 related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.

Change in intent write-downs are presented in the following table.

($ in millions)	Three months ended March 31,
	2011	2010
Fixed income securities	$(42)	$(17)
Mortgage loans	—	(6)
Change in intent write-downs	$(42)	$(23)

The change in intent write-downs in the three months ended March 31, 2011 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily lower yielding, floating rate RMBS and municipal bonds.

Sales generated $112 million of net realized gains for the three months ended March 31, 2011 primarily due to $20 million of net gains on the sale of our convertible bond portfolio and $71 million of net gains on sales of other corporate, U.S. and foreign government and ABS securities.

Valuation and settlement of derivative instruments net realized capital gains totaling $4 million for the three months ended March 31, 2011 included $2 million of losses on the valuation of derivative instruments and $6 million of gains on the settlement of derivative instruments.

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

A changing interest rate environment will drive changes in our portfolio duration management which is established with an economic view of liabilities relative to a long-term investment portfolio view.  Tactical duration management is accomplished through both cash market transactions, sales and new purchases, and derivative activities that generate realized gains and losses.  As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

As of March 31, 2011, our securities with embedded derivatives totaled $377 million, a decrease in fair value of $297 million from December 31, 2010, comprising net sales activity of $319 million primarily related to the sale of our convertible bond portfolio, realized capital losses on valuation of $1 million and unrealized net capital gains reported in OCI of $23 million for the host securities.  Unrealized net capital gains were further decreased by $1 million due to amortization of the host securities.  The change in fair value of embedded derivatives is bifurcated from the host securities, separately valued and reported in realized capital gains and losses, while the change in the difference between the fair value and the amortized cost of the host securities is reported in OCI.  Total fair value exceeded total amortized cost by $8 million as of March 31, 2011.  Valuation gains and losses for securities with embedded derivatives are converted into cash upon our election to sell these securities.  In the event the economic value of the embedded options is not realized, we will recover the par value if held to maturity unless the issuer of the security defaults.  In the event there are defaults by the referenced credit entities of the embedded credit default swap, our loss is limited to the par value of the combined fixed income security, net of applicable recoveries.  Total par value exceeded fair value by $107 million as of March 31, 2011.

The table below presents the realized capital gains and losses (pre-tax) on the valuation and settlement of derivative instruments shown by underlying exposure and derivative strategy.

($ in millions)	Three months ended March 31,
	2011			2010
	Valuation	Settlements	Total	Total	2011 Explanations
Risk reduction
Duration gap management	$(13)	$15	$2	$(43)

Interest rate caps, floors, swaptions, swaps and interest rate futures are used to balance interest-rate sensitivities of its assets and liabilities. The contracts settle based on differences between current market rates and a contractually specified fixed rate through expiration. The contracts can be terminated and settled at any time with minimal additional cost. The maximum loss on caps, floors and swaptions is limited to the amount of premiums paid. The change in valuation reflects the changing value of expected future settlements from changing interest rates, which may vary over the period of the contracts. The futures contracts are exchange traded, daily cash settled and can be exited at any time for minimal additional cost. The 2011 valuation losses primarily relate to losses on interest rate swaps resulting from increasing interest rates in the current year and are offset by gains on settlements resulting from decreases in interest rates over the life of the interest rate swaps acquired prior to 2011. The valuation losses and settlement gains are offset in unrealized capital gains and losses of our fixed income securities in OCI to the extent it relates to changes in risk-free rates.

Anticipatory hedging	—	—	—	20

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

Hedging of interest rate exposure in annuity contracts	—	—	—	(9)

Hedge ineffectiveness	3	(11)	(8)	—	The hedge ineffectiveness of $8 million includes $28 million in realized capital losses on swaps that were offset by $20 million in realized capital gains on the hedged risk.

Foreign currency contracts	—	—	—	4

Credit risk reduction	(1)	(1)	(2)	—	Losses are the result of tightening credit spreads on referenced credit entities.

Total Risk reduction	(11)	3	(8)	(28)

Income generation
Asset replication -credit exposure	10	3	13	(2)

The 2011 changes in valuation are due to the tightening credit spreads on referenced credit entities. The gains are primarily on first-to-default credit default swaps (“CDS”) and single name CDS. The changes in valuation would only be converted to cash upon disposition, which can be done at any time, or if the credit event specified in the contract occurs. For further discussion on CDS, see Note 6 of the condensed consolidated financial statements.

Accounting
Equity indexed notes	3	—	3	(4)

Equity-indexed notes are fixed income securities that contain embedded options. The changes in valuation of the embedded equity indexed call options are reported in realized capital gains and losses. The results generally track the performance of underlying equity indices. Valuation gains and losses are converted into cash upon sale or maturity. In the event the economic value of the options is not realized, we will recover the par value of the host fixed income security if held to maturity unless the issuer of the note defaults. Par value exceeded fair value by $13 million as of March 31, 2011. Equity-indexed notes are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the March 31, 2011 and December 31, 2010 holdings, respectively.

					($ in millions)	March 31, 2011	Change in fair value	Change due to net sale activity	December 31, 2010
					Par value	$300	$—	$—	$300
					Amortized cost of host contract	$227	$3	$—	$224
					Fair value of equity-indexed call option	50	3	—	47
					Total amortized cost	$277	$6	$—	$271
					Total fair value	$287	$8	$—	$279
					Unrealized gain/loss	$10	$2	$—	$8

Conversion options in fixed income securities	(5)	—	(5)	(1)	We sold our convertible bond portfolio during the first quarter of 2011. As of March 31, 2011, the fair value of our holdings was $5 million.

($ in millions)	Three months ended March 31,
	2011			2010
	Valuation	Settlements	Total	Total	2011 Explanations

CDS in fixed income securities	1	—	1	—

Synthetic CDO’s are fixed income securities that contain embedded CDS. Changes in valuation of the embedded credit default swap are reported in realized capital gains and losses. The embedded credit default swap increases or decreases in value as referenced credit entities’ credit spreads tighten or widen, respectively. Credit events, changes in interest rates, correlations of the referenced entities and assumed recovery rates are among some of the other factors affecting the value of the embedded credit default swap. In the event a referenced credit entity experiences a credit event, our loss is limited to the par value of the fixed income security. Losses on credit events are net of recovery. Par value exceeded fair value by $94 million as of March 31, 2011. Synthetic CDO’s are subject to our comprehensive portfolio monitoring and watchlist processes to identify and evaluate when the carrying value may be other-than-temporarily impaired. The following table compares the March 31, 2011 and December 31, 2010 holdings, respectively.

					($ in millions)	March 31, 2011	Change in fair value	Change due to net sale activity	December 31, 2010
					Par value	$179	$—	$—	$179
					Amortized cost of host contract	$173	$(3)	$—	$176
					Fair value of credit default swap	(86)	1	—	(87)
					Total amortized cost	$87	$(2)	$—	$89
					Total fair value	$85	$8	$—	$77
					Unrealized gain/loss	$(2)	$10	$—	$(12)

Total Accounting	(1)	—	(1)	(5)

Total	$(2)	$6	$4	$(35)

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	March 31, 2011	December 31, 2010
Common stock, retained income and additional capital paid-in	$5,194	$5,107
Accumulated other comprehensive income	650	525
Total shareholder’s equity	5,844	5,632
Notes due to related parties	686	677
Total capital resources	$6,530	$6,309

Shareholder’s equity increased in the first three months of 2011, due to increased unrealized net capital gains on investments and net income.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and Allstate Insurance Company’s (“AIC’s”) ratings.  There have been no changes to our insurance financial strength ratings from Moody’s, S&P and A.M. Best since December 31, 2010.

The Company, AIC and The Allstate Corporation (the “Corporation”) are party to the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  The Company and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  The Company also has a capital support agreement with AIC.  Under the capital support agreement, AIC is committed to provide capital to the Company to maintain an adequate capital level.  The maximum amount of potential funding under each of these agreements is $1.00 billion.

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

Allstate parent holding company capital capacity The Corporation has at the parent holding company level $3.65 billion of deployable invested assets as of March 31, 2011.  These assets include investments that are generally saleable within one quarter totaling $3.21 billion.  This provides funds for the parent company’s relatively low fixed charges.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2011, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A primary credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio as of March 31, 2011 was 19.2%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the first three months of 2011.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on May 8, 2009.  The Corporation can use the current shelf registration to issue an unspecified amount of debt securities, common stock (including 376 million shares of treasury stock as of March 31, 2011), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity Exposure  Contractholder funds as of March 31, 2011 were $45.15 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2011.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,289	13.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	18,750	41.5
Market value adjustments (2)	7,534	16.7
Subject to discretionary withdrawal without adjustments (3)	12,575	27.9
Total contractholder funds (4)	$45,148	100.0%

(1) Includes $9.24 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)        $6.28 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3) 68% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4) Includes $1.16 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities increased 2.7% in the first three months of 2011 compared to the same period of 2010.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance, based on the beginning of year contractholder funds, was 10.5% and 9.7% for the first three months of 2011 and 2010, respectively.  We strive to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of March 31, 2011, total institutional products outstanding were $2.15 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of March 31, 2011.

($ in millions)
2011	$275
2012	40
2013	1,750
2016	85
$2,150

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Cash Flows  As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating cash flows in the first three months of 2011 compared to the first three months of 2010 was primarily due to income tax refunds in the first quarter of 2010.

Higher cash provided by investing activities in the first three months of 2011 compared to the first three months of 2010 were impacted by higher net sales of fixed income securities used to fund reductions in contractholder fund liabilities.

Lower cash used in financing activities in the first three months of 2011 compared to the first three months of 2010 were primarily due to decreased maturities and retirements of institutional products, partially offset by lower deposits on fixed annuities.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of the Allstate Life Insurance Company Annual Report on Form 10-K for 2010.

Item 6.  Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

May 4, 2011
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description

10.1	Form of Asset Purchase Agreement between Allstate Insurance Company and Road Bay Investments, LLC dated as of March 24, 2011.

10.2	Form of Pledge and Security Agreement between Road Bay Investments, LLC and Allstate Insurance Company dated as of March 24, 2011.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 4, 2011, concerning unaudited interim financial information.

31(i)	Rule 13a-14(a) Certification of Principal Executive Officer

31(i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1