Form 10-Q
period 2011-06-30
ALLSTATE LIFE INSURANCE CO
filed 2011-08-05
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

/  /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Yes X	No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X	No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer X (Do not check if a smaller reporting company)	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___	No X

As of August 5, 2011, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues
Premiums	$145	$154	$316	$307
Contract charges	251	248	498	494
Net investment income	673	700	1,335	1,407
Realized capital gains and losses:
Total other-than-temporary impairment losses	(41)	(174)	(123)	(353)
Portion of loss recognized in other comprehensive income	(6)	(24)	(13)	(10)
Net other-than-temporary impairment losses recognized in earnings	(47)	(198)	(136)	(363)
Sales and other realized capital gains and losses	119	(154)	253	(150)
Total realized capital gains and losses	72	(352)	117	(513)
	1,141	750	2,266	1,695

Costs and expenses
Contract benefits	350	406	732	770
Interest credited to contractholder funds	407	439	815	891
Amortization of deferred policy acquisition costs	90	14	214	81
Operating costs and expenses	79	83	156	169
Restructuring and related charges	--	(1)	(2)	(1)
Interest expense	11	11	22	22
	937	952	1,937	1,932
Gain on disposition of operations	2	2	4	3

Income (loss) from operations before income tax expense (benefit)	206	(200)	333	(234)

Income tax expense (benefit)	69	(73)	109	(89)

Net income (loss)	$137	$(127)	$224	$(145)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30, 2011	December 31, 2010
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $44,921 and $47,486)	$46,334	$48,214
Mortgage loans	6,586	6,553
Equity securities, at fair value (cost $142 and $164)	186	211
Limited partnership interests	1,448	1,272
Short-term, at fair value (amortized cost $1,305 and $1,257)	1,305	1,257
Policy loans	833	841
Other	1,037	1,094
Total investments	57,729	59,442
Cash	203	118
Deferred policy acquisition costs	2,782	2,982
Reinsurance recoverables	4,167	4,277
Accrued investment income	539	522
Other assets	369	420
Separate Accounts	8,175	8,676
Total assets	$73,964	$76,437

Liabilities
Contractholder funds	$43,492	$46,458
Reserve for life-contingent contract benefits	13,040	12,752
Unearned premiums	24	27
Payable to affiliates, net	101	118
Other liabilities and accrued expenses	1,474	1,454
Deferred income taxes	887	643
Notes due to related parties	693	677
Separate Accounts	8,175	8,676
Total liabilities	67,886	70,805

Commitments and Contingent Liabilities (Note 8)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,189	3,189
Retained income	2,137	1,913
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(92)	(100)
Other unrealized net capital gains and losses	1,016	587
Unrealized adjustment to DAC, DSI and insurance reserves	(179)	38
Total unrealized net capital gains and losses	745	525
Unrealized foreign currency translation adjustments	2	--
Total accumulated other comprehensive income	747	525
Total shareholder’s equity	6,078	5,632
Total liabilities and shareholder’s equity	$73,964	$76,437

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities	(unaudited)
Net income (loss)	$224	$(145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and other non-cash items	(48)	(86)
Realized capital gains and losses	(117)	513
Gain on disposition of operations	(4)	(3)
Interest credited to contractholder funds	815	891
Changes in:
Policy benefits and other insurance reserves	(386)	(130)
Unearned premiums	(3)	(2)
Deferred policy acquisition costs	59	(106)
Reinsurance recoverables, net	(39)	(195)
Income taxes	112	449
Other operating assets and liabilities	(55)	(1)
Net cash provided by operating activities	558	1,185

Cash flows from investing activities
Proceeds from sales
Fixed income securities	5,605	4,914
Equity securities	66	75
Limited partnership interests	84	66
Mortgage loans	65	44
Other investments	102	55
Investment collections
Fixed income securities	1,444	1,270
Mortgage loans	345	620
Other investments	71	37
Investment purchases
Fixed income securities	(4,323)	(5,122)
Equity securities	(11)	(50)
Limited partnership interests	(186)	(112)
Mortgage loans	(448)	(4)
Other investments	(121)	(77)
Change in short-term investments, net	104	595
Change in other investments, net	(121)	(52)
Net cash provided by investing activities	2,676	2,259

Cash flows from financing activities
Contractholder fund deposits	898	1,266
Contractholder fund withdrawals	(4,047)	(4,659)
Net cash used in financing activities	(3,149)	(3,393)
Net increase in cash	85	51
Cash at beginning of period	118	145
Cash at end of period	$203	$196

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

The condensed consolidated financial statements and notes as of June 30, 2011 and for the three-month and six-month periods ended June 30, 2011 and 2010 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Premiums and contract charges

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Premiums
Traditional life insurance	$105	$100	$209	$202
Immediate annuities with life contingencies	15	31	58	58
Accident and health insurance	25	23	49	47
Total premiums	145	154	316	307

Contract charges
Interest-sensitive life insurance	243	238	481	471
Fixed annuities	8	10	17	23
Total contract charges	251	248	498	494
Total premiums and contract charges	$396	$402	$814	$801

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

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued disclosure guidance for entities that enter into business combinations that are material.  The guidance specifies that if an entity presents comparative financial statements, the entity should disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination.  The Company will apply the guidance to any business combinations entered into on or after January 1, 2011.

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

Criteria for Determining Effective Control for Repurchase Agreements

In April 2011, the FASB issued guidance modifying the assessment criteria of effective control for repurchase agreements.  The new guidance removes the criterion requiring an entity to have the ability to repurchase or redeem financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion.  The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur during reporting periods beginning on or after December 15, 2011.  Early adoption is not permitted.  The impact of adoption is not expected to be material to the Company’s results of operations and financial position.

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures.  To improve consistency in global application, changes in wording were made.  The guidance is to be applied prospectively for reporting periods beginning after December 15, 2011.  Early adoption is not permitted.  The impact of adoption is not expected to be material to the Company’s results of operations and financial position.

Presentation of Comprehensive Income

In June 2011, the FASB issued guidance amending the presentation of comprehensive income and its components.  Under the new guidance, an entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements.  Both options require an entity to present reclassification adjustments for items reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The guidance is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively.  Early adoption is permitted.  The impact of adoption is related to presentation only and will have no impact on the Company’s results of operations and financial position.

2.  Related Party Transactions

In March 2011, Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, entered into an asset purchase agreement with AIC, which allows RBI to purchase from AIC mortgage loans, participations in mortgage loans, bonds, or real estate acquired in connection with such loans, with an aggregate fair value of up to $25 million.  As consideration for the purchase of the assets, RBI issues notes to AIC.  In March 2011, RBI purchased from AIC real estate with a fair value of $10 million on the date of sale and issued a 5.75% note due March 24, 2018 to AIC for the same amount.  In April 2011, RBI purchased from AIC mortgage loans with a fair value of $4 million on the date of sale and issued a 5.75% note due April 19, 2018 to AIC for the same amount.  Since the transactions were between affiliates under common control, the purchased investments were recorded by RBI at AIC’s carrying value on the date of sale.  The investments that were purchased were impaired; therefore, the carrying value on the date of sale equaled fair value.

In June 2011, in accordance with an asset purchase agreement between RBI and Allstate Heritage Life Insurance Company (“AHL”), an unconsolidated affiliate of the Company, RBI purchased from AHL mortgage loans with a fair value of $3 million on the date of sale and issued a 5.80% note due June 17, 2018 for the same amount.  Since the transaction was between affiliates under common control, the mortgage loans were recorded by RBI at AHL’s carrying value on the date of sale.  The mortgage loans that were purchased were impaired loans; therefore, their carrying value on the date of sale equaled fair value.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans (primarily refinances at maturity with no concessions granted to the borrower), fixed income securities, limited partnerships and other investments, as well as mergers completed with equity securities, totaled $433 million and $319 million for the six months ended June 30, 2011 and 2010, respectively.

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

($ in millions)	Six months ended June 30,
	2011	2010
Net change in proceeds managed
Net change in short-term investments	$(153)	$175
Operating cash flow (used) provided	$(153)	$175

Net change in liabilities
Liabilities for collateral, beginning of year	$(465)	$(617)
Liabilities for collateral, end of period	(618)	(442)
Operating cash flow provided (used)	$153	$(175)

4.              Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
June 30, 2011
U.S. government and agencies	$2,041	$206	$(2)	$2,245
Municipal	4,496	161	(156)	4,501
Corporate	28,145	1,647	(227)	29,565
Foreign government	1,796	285	(4)	2,077
Residential mortgage-backed securities (“RMBS”)	3,921	128	(356)	3,693
Commercial mortgage-backed securities (“CMBS”)	1,986	54	(154)	1,886
Asset-backed securities (“ABS”)	2,521	60	(230)	2,351
Redeemable preferred stock	15	1	--	16
Total fixed income securities	$44,921	$2,542	$(1,129)	$46,334

December 31, 2010
U.S. government and agencies	$3,258	$245	$(9)	$3,494
Municipal	5,179	88	(294)	4,973
Corporate	27,509	1,510	(369)	28,650
Foreign government	1,962	303	(8)	2,257
RMBS	4,674	132	(451)	4,355
CMBS	2,121	56	(274)	1,903
ABS	2,768	88	(289)	2,567
Redeemable preferred stock	15	--	--	15
Total fixed income securities	$47,486	$2,422	$(1,694)	$48,214

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of June 30, 2011:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,773	$1,809
Due after one year through five years	11,730	12,395
Due after five years through ten years	12,211	13,064
Due after ten years	12,765	13,022
	38,479	40,290
RMBS and ABS	6,442	6,044
Total	$44,921	$46,334

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fixed income securities	$581	$629	$1,172	$1,264
Mortgage loans	85	98	173	199
Equity securities	1	1	2	2
Limited partnership interests	11	4	16	7
Short-term investments	--	1	1	2
Other	20	(5)	23	(13)
Investment income, before expense	698	728	1,387	1,461
Investment expense	(25)	(28)	(52)	(54)

          Net investment income

	$673	$700	$1,335	$1,407

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fixed income securities	$48	$(176)	$65	$(267)
Mortgage loans	(3)	(28)	(5)	(53)
Equity securities	16	20	14	20
Limited partnership interests	30	9	52	(6)
Derivatives	(25)	(177)	(21)	(212)
Other	6	--	12	5
Realized capital gains and losses	$72	$(352)	$117	$(513)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Impairment write-downs	$(42)	$(141)	$(89)	$(283)
Change in intent write-downs	(5)	(57)	(47)	(80)
Net other-than-temporary impairment losses recognized in earnings	(47)	(198)	(136)	(363)
Sales	112	17	224	60
Valuation of derivative instruments	(29)	(149)	(31)	(203)
Settlements of derivative instruments	4	(30)	10	(11)
Equity method of accounting (“EMA”) limited partnership income	32	8	50	4
Realized capital gains and losses	$72	$(352)	$117	$(513)

Gross gains of $131 million and $71 million and gross losses of $69 million and $94 million were realized on sales of fixed income securities during the three months ended June 30, 2011 and 2010, respectively.  Gross gains of $257 million and $166 million and gross losses of $100 million and $143 million were realized on sales of fixed income securities during the six months ended June 30, 2011 and 2010, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2011			Six months ended June 30, 2011
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$--	$(2)	$(2)	$(12)	$(3)	$(15)
Corporate	--	--	--	(4)	1	(3)
RMBS	(22)	(1)	(23)	(58)	(6)	(64)
CMBS	(10)	(3)	(13)	(26)	(7)	(33)
ABS	--	--	--	(6)	2	(4)
Total fixed income securities	(32)	(6)	(38)	(106)	(13)	(119)
Equity securities	--	--	--	(5)	--	(5)
Mortgage loans	(7)	--	(7)	(9)	--	(9)
Limited partnership interests	(1)	--	(1)	(1)	--	(1)
Other	(1)	--	(1)	(2)	--	(2)

Other-than-temporary impairment losses

	$(41)	$(6)	$(47)	$(123)	$(13)	$(136)

	Three months ended June 30, 2010			Six months ended June 30, 2010
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(28)	$--	$(28)	$(48)	$--	$(48)
Corporate	(2)	--	(2)	(42)	2	(40)
RMBS	(89)	2	(87)	(149)	15	(134)
CMBS	(17)	(11)	(28)	(43)	(11)	(54)
ABS	(5)	(15)	(20)	(8)	(16)	(24)
Total fixed income securities	(141)	(24)	(165)	(290)	(10)	(300)
Mortgage loans	(28)	--	(28)	(47)	--	(47)
Limited partnership interests	(5)	--	(5)	(16)	--	(16)

Other-than-temporary impairment losses

	$(174)	$(24)	$(198)	$(353)	$(10)	$(363)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $139 million and $213 million as of June 30, 2011 and December 31, 2010, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2011	December 31, 2010
Municipal	$(5)	$(17)
Corporate	(2)	(1)
RMBS	(240)	(258)
CMBS	(11)	(49)
ABS	(22)	(41)
Total	$(280)	$(366)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Beginning balance	$(593)	$(833)	$(701)	$(808)
Additional credit loss for securities previously other-than-temporarily impaired	(25)	(75)	(44)	(122)
Additional credit loss for securities not previously other-than-temporarily impaired	(9)	(34)	(28)	(105)
Reduction in credit loss for securities disposed or collected	78	75	210	168
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	1	13	1
Change in credit loss due to accretion of increase in cash flows	5	2	6	2
Ending balance	$(544)	$(864)	$(544)	$(864)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
June 30, 2011	value	Gains	Losses	gains (losses)
Fixed income securities	$46,334	$2,542	$(1,129)	$1,413
Equity securities	186	46	(2)	44
Short-term investments	1,305	--	--	--
Derivative instruments (1)	(31)	--	(31)	(31)
EMA limited partnership interests (2)				3
Unrealized net capital gains and losses, pre-tax				1,429
Amounts recognized for:
Insurance reserves (3)				(217)
DAC and DSI (4)				(58)
Amounts recognized				(275)
Deferred income taxes				(409)
Unrealized net capital gains and losses, after-tax				$745

(1)	Included in the fair value of derivative instruments are $(5) million classified as assets and $26 million classified as liabilities.

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

	Fair	Gross unrealized		Unrealized net
December 31, 2010	value	Gains	Losses	gains (losses)
Fixed income securities	$48,214	$2,422	$(1,694)	$728
Equity securities	211	48	(1)	47
Short-term investments	1,257	--	--	--
Derivative instruments (1)	(17)	2	(19)	(17)
Unrealized net capital gains and losses, pre-tax				758
Amounts recognized for:
Insurance reserves				(41)
DAC and DSI				98
Amounts recognized				57
Deferred income taxes				(290)
Unrealized net capital gains and losses, after-tax				$525

(1)	Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the six months ended June 30, 2011 is as follows:

($ in millions)
Fixed income securities	$685
Equity securities	(3)
Derivative instruments	(14)
EMA limited partnership interests	3
Total	671
Amounts recognized for:
Insurance reserves	(176)
DAC and DSI	(156)
Amounts recognized	(332)
Deferred income taxes	(119)
Increase in unrealized net capital gains and losses	$220

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
June 30, 2011
Fixed income securities
U.S. government and agencies	5	$83	$(2)	--	$--	$--	$(2)
Municipal	62	555	(15)	138	903	(141)	(156)
Corporate	303	3,226	(73)	109	1,505	(154)	(227)
Foreign government	8	82	(4)	--	--	--	(4)
RMBS	69	222	(4)	167	901	(352)	(356)
CMBS	25	300	(16)	75	609	(138)	(154)
ABS	12	103	(4)	120	1,224	(226)	(230)
Total fixed income securities	484	4,571	(118)	609	5,142	(1,011)	(1,129)
Equity securities	4	35	(2)	--	--	--	(2)
Total fixed income and equity securities	488	$4,606	$(120)	609	$5,142	$(1,011)	$(1,131)

Investment grade fixed income securities	372	$3,907	$(93)	385	$3,622	$(501)	$(594)
Below investment grade fixed income securities	112	664	(25)	224	1,520	(510)	(535)
Total fixed income securities	484	$4,571	$(118)	609	$5,142	$(1,011)	$(1,129)

December 31, 2010
Fixed income securities
U.S. government and agencies	13	$348	$(9)	--	$--	$--	$(9)
Municipal	142	1,718	(55)	170	1,145	(239)	(294)
Corporate	340	3,805	(144)	143	1,951	(225)	(369)
Foreign government	16	191	(8)	1	10	--	(8)
RMBS	108	143	(3)	246	1,266	(448)	(451)
CMBS	11	123	(2)	114	836	(272)	(274)
ABS	33	262	(4)	130	1,288	(285)	(289)
Total fixed income securities	663	6,590	(225)	804	6,496	(1,469)	(1,694)
Equity securities	3	17	(1)	--	--	--	(1)
Total fixed income and equity securities	666	$6,607	$(226)	804	$6,496	$(1,469)	$(1,695)

Investment grade fixed income securities	600	$6,222	$(209)	559	$4,853	$(782)	$(991)
Below investment grade fixed income securities	63	368	(16)	245	1,643	(687)	(703)
Total fixed income securities	663	$6,590	$(225)	804	$6,496	$(1,469)	$(1,694)

As of June 30, 2011, $496 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $496 million, $385 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of June 30, 2011, the remaining $635 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $209 million of these unrealized losses were evaluated based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $635 million, $426 million are related to below investment grade fixed income securities.  Of these amounts, $342 million of the below investment grade fixed income securities had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2011.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations.

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

As of June 30, 2011, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of June 30, 2011, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of June 30, 2011 and December 31, 2010, the carrying value of equity method limited partnership interests totaled $744 million and $610 million, respectively.  The Company recognizes an impairment loss for equity method investments when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnership interests for the three months and six months ended June 30, 2011 and $1 million for the three months and six months ended June 30, 2010.

As of June 30, 2011 and December 31, 2010, the carrying value for cost method limited partnership interests was $704 million and $662 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs related to cost method investments of $1 million and $4 million for the three months ended June 30, 2011 and 2010, respectively, and $1 million and $15 million for the six months ended June 30, 2011 and 2010, respectively.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Mortgage loan valuation allowances are charged off when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2011.

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

($ in millions)	June 30, 2011			December 31, 2010
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$327	$--	$327	$275	$--	$275
1.0 - 1.25	1,600	--	1,600	1,571	16	1,587
1.26 - 1.50	1,608	20	1,628	1,478	--	1,478
Above 1.50	2,660	197	2,857	2,484	546	3,030
Total non-impaired mortgage loans	$6,195	$217	$6,412	$5,808	$562	$6,370

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2011	December 31, 2010
Impaired mortgage loans with a valuation allowance	$153	$168
Impaired mortgage loans without a valuation allowance	21	15
Total impaired mortgage loans	$174	$183
Valuation allowance on impaired mortgage loans	$68	$84

The average balance of impaired loans was $173 million during the six months ended June 30, 2011.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended June 30, 2011	Six months ended June 30, 2011
Beginning balance	$73	$84
Net increase in valuation allowance	7	9
Charge offs	(12)	(25)
Ending balance	$68	$68

The carrying value of past due mortgage loans is as follows:

($ in millions)	June 30, 2011	December 31, 2010
Less than 90 days past due	$27	$12
90 days or greater past due	48	78
Total past due	75	90
Current loans	6,511	6,463
Total mortgage loans	$6,586	$6,553

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2011:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2011
Assets
Fixed income securities:
U.S. government and agencies	$764	$1,481	$--		$2,245
Municipal	--	4,068	433		4,501
Corporate	--	27,998	1,567		29,565
Foreign government	--	2,077	--		2,077
RMBS	--	2,846	847		3,693
CMBS	--	982	904		1,886
ABS	--	565	1,786		2,351
Redeemable preferred stock	--	15	1		16
Total fixed income securities	764	40,032	5,538		46,334
Equity securities	132	41	13		186
Short-term investments	74	1,231	--		1,305
Other investments:
Free-standing derivatives	--	411	6	$(83)	334
Separate account assets	8,175	--	--		8,175
Other assets	1	--	1		2
Total recurring basis assets	9,146	41,715	5,558	(83)	56,336
Non-recurring basis (1)	--	--	61		61
Total assets at fair value	$9,146	$41,715	$5,619	$(83)	$56,397
% of total assets at fair value	16.2%	74.0%	10.0%	(0.2) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(629)		$(629)
Other liabilities:
Free-standing derivatives	--	(184)	(73)	$83	(174)
Total liabilities at fair value	$--	$(184)	$(702)	$83	$(803)
% of total liabilities at fair value	-- %	22.9%	87.4%	(10.3) %	100.0%

(1)	Includes $50 million of mortgage loans and $11 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2010:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2010
Assets
Fixed income securities:
U.S. government and agencies	$882	$2,612	$--		$3,494
Municipal	--	4,372	601		4,973
Corporate	--	26,890	1,760		28,650
Foreign government	--	2,257	--		2,257
RMBS	--	3,166	1,189		4,355
CMBS	--	1,059	844		1,903
ABS	--	593	1,974		2,567
Redeemable preferred stock	--	14	1		15
Total fixed income securities	882	40,963	6,369		48,214
Equity securities	137	45	29		211
Short-term investments	72	1,185	--		1,257
Other investments:
Free-standing derivatives	--	602	10	$(225)	387
Separate account assets	8,676	--	--		8,676
Other assets	--	--	1		1
Total recurring basis assets	9,767	42,795	6,409	(225)	58,746
Non-recurring basis (1)	--	--	117		117
Total assets at fair value	$9,767	$42,795	$6,526	$(225)	$58,863
% of total assets at fair value	16.6%	72.7%	11.1%	(0.4) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(653)		$(653)
Other liabilities:
Free-standing derivatives	--	(455)	(87)	$221	(321)
Total liabilities at fair value	$--	$(455)	$(740)	$221	$(974)
% of total liabilities at fair value	-- %	46.7%	76.0%	(22.7) %	100.0%

(1)	Includes $111 million of mortgage loans and $6 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2011.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of March 31, 2011	Net income (1)	OCI on Statement of Financial Position	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$544	$(1)	$9	$--	$(10)
Corporate	1,848	22	8	87	(75)
RMBS	984	(19)	5	--	(54)
CMBS	966	(22)	2	10	(10)
ABS	1,818	11	12	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	6,161	(9)	36	97	(149)
Equity securities	14	--	--	--	--
Other investments:
Free-standing derivatives, net	(64)	(6)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$6,112	$(15)	$36	$97	$(149)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(630)	$(34)	$--	$--	$--
Total recurring Level 3 liabilities	$(630)	$(34)	$--	$--	$--

	Purchases	Sales	Issuances	Settlements	Balance as of June 30, 2011
Assets
Fixed income securities:
Municipal	$--	$(109)	$--	$--	$433
Corporate	20	(341)	--	(2)	1,567
RMBS	--	(38)	--	(31)	847
CMBS	--	(41)	--	(1)	904
ABS	54	(25)	--	(84)	1,786
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	74	(554)	--	(118)	5,538
Equity securities	--	(1)	--	--	13
Other investments:
Free-standing derivatives, net	5	--	--	(2)	(67)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$79	$(555)	$--	$(120)	$5,485

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(13)	$48	$(629)
Total recurring Level 3 liabilities	$--	$--	$(13)	$48	$(629)

(1)

The effect to net income totals $(49) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(23) million in realized capital gains and losses, $8 million in net investment income, $(26) million in interest credited to contractholder funds and $(8) million in contract benefits.

(2)	Comprises $6 million of assets and $73 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2011.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2010	Net income (1)	OCI on Statement of Financial Position	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$601	$--	$15	$--	$(11)
Corporate	1,760	33	18	180	(111)
RMBS	1,189	(57)	76	--	(57)
CMBS	844	(42)	115	65	(10)
ABS	1,974	54	26	--	(95)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	6,369	(12)	250	245	(284)
Equity securities	29	(5)	--	--	(10)
Other investments:
Free-standing derivatives, net	(77)	3	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$6,322	$(14)	$250	$245	$(294)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$(26)	$--	$--	$--
Total recurring Level 3 liabilities	$(653)	$(26)	$--	$--	$--

	Purchases	Sales	Issuances	Settlements	Balance as of June 30, 2011
Assets
Fixed income securities:
Municipal	$10	$(182)	$--	$--	$433
Corporate	55	(360)	--	(8)	1,567
RMBS	--	(222)	--	(82)	847
CMBS	--	(66)	--	(2)	904
ABS	79	(130)	--	(122)	1,786
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	144	(960)	--	(214)	5,538
Equity securities	--	(1)	--	--	13
Other investments:
Free-standing derivatives, net	15	--	--	(8)	(67)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$159	$(961)	$--	$(222)	$5,485

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(27)	$77	$(629)
Total recurring Level 3 liabilities	$--	$--	$(27)	$77	$(629)

(1)

The effect to net income totals $(40) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(29) million in realized capital gains and losses, $15 million in net investment income, $(63) million in interest credited to contractholder funds and $37 million in contract benefits.

(2)	Comprises $6 million of assets and $73 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of March 31, 2010	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2010
Assets
Fixed income securities:
Municipal	$681	$(5)	$3	$(68)	$--	$(8)	$603
Corporate	1,967	(6)	29	(5)	169	(136)	2,018
RMBS	1,387	(88)	139	(70)	--	(6)	1,362
CMBS	1,033	(74)	192	(155)	--	(204)	792
ABS	1,900	11	(9)	55	--	(77)	1,880
Redeemable preferred stock	1	--	--	--	--	--	1
Total fixed income securities	6,969	(162)	354	(243)	169	(431)	6,656
Equity securities	31	--	(1)	(1)	--	--	29
Other investments:
Free-standing derivatives, net	(70)	(41)	--	3	--	--	(108)	(2)
Other assets	2	--	--	--	--	--	2
Total recurring Level 3 assets	$6,932	$(203)	$353	$(241)	$169	$(431)	$6,579

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(90)	$(30)	$--	$1	$--	$--	$(119)
Total recurring Level 3 liabilities	$(90)	$(30)	$--	$1	$--	$--	$(119)

(1)

The effect to net income totals $(233) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(217) million in realized capital gains and losses, $18 million in net investment income, $(4) million in interest credited to contractholder funds and $(30) million in contract benefits.

(2)	Comprises $7 million of assets and $115 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of June 30, 2010
Assets
Fixed income securities:
Municipal	$746	$(10)	$10	$(116)	$--	$(27)	$603
Corporate	2,020	(22)	120	(61)	172	(211)	2,018
Foreign government	20	--	--	(20)	--	--	--
RMBS	1,052	(128)	248	196	--	(6)	1,362
CMBS	1,322	(108)	301	(334)	24	(413)	792
ABS	1,710	16	77	154	--	(77)	1,880
Redeemable preferred stock	1	--	--	--	--	--	1
Total fixed income securities	6,871	(252)	756	(181)	196	(734)	6,656
Equity securities	27	--	1	1	--	--	29
Other investments:
Free-standing derivatives, net	(53)	(65)	--	10	--	--	(108)	(2)
Other assets	2	--	--	--	--	--	2
Total recurring Level 3 assets	$6,847	$(317)	$757	$(170)	$196	$(734)	$6,579

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(110)	$(12)	$--	$3	$--	$--	$(119)
Total recurring Level 3 liabilities	$(110)	$(12)	$--	$3	$--	$--	$(119)

(1)

The effect to net income totals $(329) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(361) million in realized capital gains and losses, $47 million in net investment income, $(3) million in interest credited to contractholder funds and $(12) million in contract benefits.

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

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2011 or 2010.

During the six months ended June 30, 2011, and the three and six months ended June 30, 2010, certain CMBS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and the availability of market observable quoted prices for similar assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three and six months ended June 30, 2011 and 2010 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three and six months ended June 30, 2011 and 2010 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the total gains and (losses) included in net income for Level 3 assets and liabilities still held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Assets
Fixed income securities:
Municipal	$--	$(4)	$--	$(8)
Corporate	6	(9)	10	(39)
RMBS	(20)	(83)	(41)	(121)
CMBS	(12)	(19)	(16)	(43)
ABS	5	11	6	11
Total fixed income securities	(21)	(104)	(41)	(200)
Equity securities	--	--	(4)	--
Other investments:
Free-standing derivatives, net	(7)	(39)	(3)	(57)
Total recurring Level 3 assets	$(28)	$(143)	$(48)	$(257)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(34)	$(30)	$(26)	$(12)
Total recurring Level 3 liabilities	$(34)	$(30)	$(26)	$(12)

The amounts in the table above represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(62) million for the three months ended June 30, 2011 and are reported as follows: $(36) million in realized capital gains and losses, $8 million in net investment income, $(26) million in interest credited to contractholder funds and $(8) million in contract benefits.  These gains and losses total $(173) million for the three months ended June 30, 2010 and are reported as follows: $(155) million in realized capital gains and losses, $17 million in net investment income, $(5) million in interest credited to contractholder funds and $(30) million in contract benefits.  These gains and losses total $(74) million for the six months ended June 30, 2011 and are reported as follows: $(61) million in realized capital gains and losses, $13 million in net investment income, $(63) million in interest credited to contractholder funds and $37 million in contract benefits.  These gains and losses total $(269) million for the six months ended June 30, 2010 and are reported as follows: $(282) million in realized capital gains and losses, $30 million in net investment income, $(5) million in interest credited to contractholder funds and $(12) million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	June 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,586	$6,632	$6,553	$6,312
Limited partnership interests - cost basis	704	843	662	719
Bank loans	316	312	322	314
Notes due from related party	275	250	275	245

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

Financial liabilities

($ in millions)	June 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$32,171	$31,303	$35,040	$34,056
Notes due to related parties	693	662	677	649
Liability for collateral	618	618	465	465

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of June 30, 2011, the Company pledged $5 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2011.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$207	n/a	$(15)	$--	$(15)
Foreign currency swap agreements	Other investments	50	n/a	(5)	2	(7)
Total		$257	n/a	$(20)	$2	$(22)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$5,486	n/a	$139	$161	$(22)
Interest rate swaption agreements	Other investments	500	n/a	1	1	--
Interest rate cap and floor agreements	Other investments	1,383	n/a	(5)	--	(5)
Financial futures contracts and options	Other assets	n/a	840	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	160	14,931	220	220	--
Options, futures and warrants	Other assets	n/a	209	1	1	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	150	n/a	16	16	--
Credit default swaps	Fixed income securities	170	n/a	(77)	--	(77)
Credit default contracts
Credit default swaps – buying protection	Other investments	52	n/a	(1)	1	(2)
Credit default swaps – selling protection	Other investments	30	n/a	--	1	(1)
Other contracts
Other contracts	Other investments	6	n/a	--	--	--
Other contracts	Other assets	5	n/a	1	1	--
Total		$7,947	15,980	$295	$402	$(107)

Total asset derivatives		$8,204	15,980	$275	$404	$(129)

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$39	n/a	$(2)	$--	$(2)
Foreign currency swap agreements	Other liabilities & accrued expenses	152	n/a	(27)	--	(27)
Total		$191	n/a	$(29)	$--	$(29)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$1,011	n/a	$28	$28	$--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	1,669	n/a	(19)	1	(20)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	270	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	n/a	15,316	(104)	--	(104)
Foreign currency contracts
Foreign currency swap agreements	Other liabilities & accrued expenses	50	n/a	--	--	--
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,085	n/a	(62)	--	(62)
Guaranteed withdrawal benefits	Contractholder funds	737	n/a	(31)	--	(31)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,432	n/a	(528)	--	(528)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(8)	--	(8)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	100	n/a	(2)	1	(3)
Credit default swaps – selling protection	Other liabilities & accrued expenses	277	n/a	(48)	1	(49)
Total		$9,446	15,586	$(774)	$31	$(805)

Total liability derivatives		$9,637	15,586	$(803)	$31	$(834)

Total derivatives		$17,841	31,566	$(528)

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

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$156	n/a	$(18)	$--	$(18)
Foreign currency swap agreements	Other investments	64	n/a	2	3	(1)
Total		$220	n/a	$(16)	$3	$(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$1,094	n/a	$79	$81	$(2)
Interest rate cap and floor agreements	Other investments	226	n/a	(2)	1	(3)
Financial futures contracts and options	Other assets	n/a	1,420	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	64	20,451	327	327	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	90	n/a	6	6	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	287	n/a	84	84	--
Equity-indexed call options	Fixed income securities	300	n/a	47	47	--
Credit default swaps	Fixed income securities	179	n/a	(87)	--	(87)
Credit default contracts
Credit default swaps – buying protection	Other investments	66	n/a	(1)	1	(2)
Credit default swaps – selling protection	Other investments	42	n/a	(2)	1	(3)
Other contracts
Other contracts	Other investments	13	n/a	--	--	--
Other contracts	Other assets	5	n/a	1	1	--
Total		$2,366	21,871	$452	$549	$(97)

Total asset derivatives		$2,586	21,871	$436	$552	$(116)

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$3,345	n/a	$(181)	$20	$(201)
Interest rate swap agreements	Contractholder funds	--	n/a	2	2	--
Foreign currency swap agreements	Other liabilities & accrued expenses	138	n/a	(20)	--	(20)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	435	n/a	34	34	--
Foreign currency and interest rate swap agreements	Contractholder funds	--	n/a	28	28	--
Total		$3,918	n/a	$(137)	$84	$(221)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$3,642	n/a	$66	$96	$(30)
Interest rate swaption agreements	Other liabilities & accrued expenses	750	n/a	4	4	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,216	n/a	(22)	1	(23)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	150	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	64	20,752	(168)	2	(170)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,067	n/a	(88)	--	(88)
Guaranteed withdrawal benefits	Contractholder funds	739	n/a	(47)	--	(47)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,694	n/a	(515)	--	(515)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	--	(3)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	181	n/a	(3)	4	(7)
Credit default swaps – selling protection	Other liabilities & accrued expenses	267	n/a	(61)	1	(62)
Total		$14,705	20,902	$(837)	$108	$(945)

Total liability derivatives		$18,623	20,902	$(974)	$192	$(1,166)

Total derivatives		$21,209	42,773	$(538)

(1) Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Financial Position.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $7 million during the next twelve months.

($ in millions)	Three months ended June 30,		Six months ended June 30,
Effective portion	2011	2010	2011	2010
(Loss) gain recognized in OCI on derivatives during the period	$(5)	$22	$(13)	$28
(Loss) gain recognized in OCI on derivatives during the term of the hedging relationship	(31)	7	(31)	7
Gain reclassified from AOCI into income (net investment income)	--	--	1	1
Gain reclassified from AOCI into income (realized capital gains and losses)	--	2	--	2
Ineffective portion and amount excluded from effectiveness
Gain recognized in income on derivatives (realized capital gains and losses)	--	--	--	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended June 30, 2011
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(2)	$--	$--	$--	$(2)
Subtotal	(2)	--	--	--	(2)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(24)	--	--	(24)
Equity and index contracts	--	--	--	8	8
Embedded derivative financial instruments	--	(3)	(8)	9	(2)
Credit default contracts	--	2	--	--	2
Other contracts	--	--	--	3	3
Subtotal	--	(25)	(8)	20	(13)
Total	$(2)	$(25)	$(8)	$20	$(15)

	Six months ended June 30, 2011
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$(8)	$--	$(5)	$(14)
Foreign currency and interest rate contracts	--	--	--	(32)	(32)
Subtotal	(1)	(8)	--	(37)	(46)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(22)	--	--	(22)
Equity and index contracts	--	--	--	46	46
Embedded derivative financial instruments	--	(4)	37	(13)	20
Credit default contracts	--	13	--	--	13
Other contracts	--	--	--	5	5
Subtotal	--	(13)	37	38	62
Total	$(1)	$(21)	$37	$1	$16

	Three months ended June 30, 2010
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(72)	$2	$--	$13	$(57)
Foreign currency and interest rate contracts	--	(1)	--	(16)	(17)
Subtotal	(72)	1	--	(3)	(74)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(115)	--	--	(115)
Equity and index contracts	--	--	--	(70)	(70)
Embedded derivative financial instruments	--	(51)	(28)	112	33
Credit default contracts	--	(14)	--	--	(14)
Other contracts	--	--	--	2	2
Subtotal	--	(180)	(28)	44	(164)
Total	$(72)	$(179)	$(28)	$41	$(238)

	Six months ended June 30, 2010
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(113)	$2	$--	$12	$(99)
Foreign currency and interest rate contracts	--	(1)	--	(40)	(41)
Subtotal	(113)	1	--	(28)	(140)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(147)	--	--	(147)
Equity and index contracts	--	--	--	(36)	(36)
Embedded derivative financial instruments	--	(56)	(8)	110	46
Foreign currency contracts	--	4	--	--	4
Credit default contracts	--	(16)	--	--	(16)
Other contracts	--	--	--	2	2
Subtotal	--	(215)	(8)	76	(147)
Total	$(113)	$(214)	$(8)	$48	$(287)

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended June 30, 2011
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Net investment income	$2	$--	$--	$(2)
Total	$2	$--	$--	$(2)

	Six months ended June 30, 2011
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(7)	$(34)	$41	$--
Net investment income	23	--	--	(23)
Realized capital gains and losses	(8)	--	--	--
Total	$8	$(34)	$41	$(23)

	Three months ended June 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$9	$(24)	$15	$--
Net investment income	(43)	--	--	43
Realized capital gains and losses	2	(1)	--	--
Total	$(32)	$(25)	$15	$43

	Six months ended June 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$8	$(57)	$49	$--
Net investment income	(56)	--	--	56
Realized capital gains and losses	2	(1)	--	--
Total	$(46)	$(58)	$49	$56

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of June 30, 2011, counterparties pledged $73 million in securities to the Company, and the Company pledged $70 million in securities to counterparties which includes $40 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $30 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

($ in millions)	June 30, 2011				December 31, 2010
Rating (1)	Number of counter- parties	Notional amount	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount	Credit exposure (2)	Exposure, net of collateral (2)

AA-	1	$ 567	$ 16	$ --	1	$ 675	$ 19	$ 10
A+	2	3,136	16	6	2	951	14	10
A	4	4,161	50	4	3	772	10	10
A-	--	--	--	--	1	89	32	32
BBB+	1	5	35	35	--	--	--	--
Total	8	$ 7,869	$ 117	$ 45	7	$ 2,487	$ 75	$ 62

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

($ in millions)	June 30, 2011	December 31, 2010
Gross liability fair value of contracts containing credit-risk-contingent features	$125	$368
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(80)	(212)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(40)	(147)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$5	$9

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of June 30, 2011:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$40	$55	$10	$10	$115	$1
High yield debt	--	--	--	2	2	--
Municipal	25	--	--	--	25	(3)
Subtotal	65	55	10	12	142	(2)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(18)
First-to-default
Municipal	--	100	--	--	100	(28)
Subtotal	--	100	--	65	165	(46)
Total	$65	$155	$10	$77	$307	$(48)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2010:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$40	$55	$10	$10	$115	$(1)
High yield debt	--	--	--	4	4	--
Municipal	25	--	--	--	25	(6)
Subtotal	65	55	10	14	144	(7)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(19)
First-to-default
Municipal	--	100	--	--	100	(37)
Subtotal	--	100	--	65	165	(56)
Total	$65	$155	$10	$79	$309	$(63)

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

7.              Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Direct	$542	$566	$1,115	$1,117
Assumed
Affiliate	28	26	56	53
Non-affiliate	5	6	10	11
Ceded--non-affiliate	(179)	(196)	(367)	(380)

Premiums and contract charges, net of reinsurance	$396	$402	$814	$801

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Direct	$379	$590	$815	$1,058
Assumed
Affiliate	18	18	38	35
Non-affiliate	4	8	8	12
Ceded--non-affiliate	(51)	(210)	(129)	(335)

Contract benefits, net of reinsurance	$350	$406	$732	$770

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Direct	$408	$441	$818	$895
Assumed
Affiliate	2	3	5	5
Non-affiliate	3	4	6	7
Ceded--non-affiliate	(6)	(9)	(14)	(16)

Interest credited to contractholder funds, net of reinsurance	$407	$439	$815	$891

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

The New York Liquidation Bureau (the “Bureau”) has publicly reported that Executive Life Insurance Company of New York (“Executive Life”) is currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan.  At this time, Executive Life continues to fully pay claims when due.  An Order from the New York Supreme Court mandates that the Bureau, Life Insurance Corporation of New York (“LICNY”) and other interested parties provide a proposed plan of liquidation by August 10, 2011; otherwise, the Superintendent of the New York State Insurance Department will be required to do so by September 15, 2011.  A public hearing on the proposed plan of liquidation is now scheduled for January 4, 2012.  The current publicly available estimated shortfall from the Bureau is $1.27 billion.

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

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $67 million as of June 30, 2011.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2011.

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

The Company is currently being examined by certain states for compliance with unclaimed property laws.  It is possible that this examination may result in additional payments of abandoned funds to states and to changes in the Company’s practices and procedures for the identification of escheatable funds, which could impact benefit payments and reserves, among other consequences; however, it is not likely to have a material effect on the consolidated financial statements of the Company.

9.              Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2011			2010
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$241	$(84)	$157	$522	$(182)	$340
Less: reclassification adjustment of realized capital gains and losses	95	(33)	62	(156)	55	(101)
Unrealized net capital gains and losses	146	(51)	95	678	(237)	441
Unrealized foreign currency translation adjustments	3	(1)	2	--	--	--
Other comprehensive income	$149	$(52)	97	$678	$(237)	441
Net income (loss)			137			(127)
Comprehensive income			$234			$314

	Six months ended June 30,
	2011			2010
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$463	$(162)	$301	$1,244	$(436)	$808
Less: reclassification adjustment of realized capital gains and losses	124	(43)	81	(247)	86	(161)
Unrealized net capital gains and losses	339	(119)	220	1,491	(522)	969
Unrealized foreign currency translation adjustments	3	(1)	2	--	--	--
Other comprehensive income	$342	$(120)	222	$1,491	$(522)	969
Net income (loss)			224			(145)
Comprehensive income			$446			$824

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

August 5, 2011

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we,” “our,” “us,” or the “Company”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2010.  We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

OPERATIONS HIGHLIGHTS

•                 Net income was $137 million and $224 million in the second quarter and first six months of 2011, respectively, compared to net losses of $127 million and $145 million in the second quarter and first six months of 2010, respectively.

•                 Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $373 million in the second quarter 2011, an increase of 3.3% from the prior year period, and $739 million in the first six months of 2011, an increase of 2.6% from the prior year period.

•                 Net realized capital gains totaled $72 million and $117 million in the second quarter and first six months of 2011, respectively, compared to net realized capital losses of $352 million and $513 million in the second quarter and first six months of 2010, respectively.

•                 Investments as of June 30, 2011 totaled $57.73 billion, reflecting a decrease in carrying value of $1.71 billion from $59.44 billion as of December 31, 2010.  Net investment income decreased 3.9% to $673 million in the second quarter and 5.1% to $1.34 billion in the first six months of 2011 from $700 million and $1.41 billion in the second quarter and first six months of 2010, respectively.

•                 Contractholder funds as of June 30, 2011 totaled $43.49 billion, reflecting decreases of $2.97 billion from $46.46 billion as of December 31, 2010 and $4.21 billion from $47.70 billion as of June 30, 2010.

OPERATIONS

Summary analysis  Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Premiums	$145	$154	$316	$307
Contract charges	251	248	498	494
Net investment income	673	700	1,335	1,407
Realized capital gains and losses	72	(352)	117	(513)
Total revenues	1,141	750	2,266	1,695

Costs and expenses
Contract benefits	(350)	(406)	(732)	(770)
Interest credited to contractholder funds	(407)	(439)	(815)	(891)
Amortization of DAC	(90)	(14)	(214)	(81)
Operating costs and expenses	(79)	(83)	(156)	(169)
Restructuring and related charges	--	1	2	1
Interest expense	(11)	(11)	(22)	(22)
Total costs and expenses	(937)	(952)	(1,937)	(1,932)

Gain on disposition of operations	2	2	4	3
Income tax (expense) benefit	(69)	73	(109)	89
Net income (loss)	$137	$(127)	$224	$(145)

Investments as of June 30			$57,729	$59,718

Net income in the second quarter of 2011 was $137 million compared to a net loss of $127 million in the same period of 2010.  The $264 million improvement was primarily due to net realized capital gains in the current year compared to net realized capital losses in the prior year, lower contract benefits and decreased interest credited to contractholder funds, partially offset by higher amortization of deferred policy acquisition costs (“DAC”) and lower net investment income.

Net income in the first six months of 2011 was $224 million compared to a net loss of $145 million in the first six months of 2010.  The $369 million improvement was primarily due to net realized capital gains in the current year compared to net realized capital losses in the prior year, decreased interest credited to contractholder funds and lower contract benefits, partially offset by higher amortization of DAC.

Analysis of revenues  Total revenues increased 52.1% or $391 million in the second quarter of 2011 and 33.7% or $571 million in the first six months of 2011 compared to the same periods of 2010 due to net realized capital gains in the current year compared to net realized capital losses in the prior year, partially offset by lower net investment income.

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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Underwritten products
Traditional life insurance premiums	$105	$100	$209	$202
Accident and health insurance premiums	25	23	49	47
Interest-sensitive life insurance contract charges	243	238	481	471
Subtotal	373	361	739	720

Annuities
Immediate annuities with life contingencies premiums	15	31	58	58
Other fixed annuity contract charges	8	10	17	23
Subtotal	23	41	75	81

Life and annuity premiums and contract charges (1)	$396	$402	$814	$801

(1) Contract charges related to the cost of insurance totaled $159 million and $157 million for the second quarter of 2011 and 2010, respectively, and $319 million and $310 million in the first six months of 2011 and 2010, respectively.

Total premiums and contract charges decreased 1.5% in the second quarter of 2011 compared to the same period of 2010 primarily due to lower sales of immediate annuities with life contingencies, partially offset by lower reinsurance premiums on traditional life insurance and higher contract charges on interest-sensitive life insurance products resulting from the aging of our policyholders and a shift in the mix of policies in force to contracts with higher cost of insurance rates.  Sales of immediate annuities with life contingencies fluctuate with changes in our pricing competitiveness relative to other insurers.  Total premiums and contract charges increased 1.6% in the first six months of 2011 compared to the same period of 2010 primarily due to lower reinsurance premiums on traditional life insurance and higher contract charges on interest-sensitive life insurance products.

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Contractholder funds, beginning balance	$45,148	$49,281	$46,458	$50,850

Deposits
Fixed annuities	142	236	306	527
Interest-sensitive life insurance	292	369	600	743
Total deposits	434	605	906	1,270

Interest credited	404	438	804	889

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(306)	(827)	(793)	(1,781)
Benefits	(366)	(390)	(736)	(781)
Surrenders and partial withdrawals	(1,509)	(1,109)	(2,524)	(2,103)
Contract charges	(239)	(228)	(474)	(454)
Net transfers from separate accounts	3	3	6	5
Fair value hedge adjustments for institutional products	--	(74)	(34)	(197)
Other adjustments (1)	(77)	(2)	(121)	(1)
Total maturities, benefits, withdrawals and other adjustments	(2,494)	(2,627)	(4,676)	(5,312)
Contractholder funds, ending balance	$43,492	$47,697	$43,492	$47,697

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

Contractholder funds decreased 3.7% and 6.4% in the second quarter and first six months of 2011, respectively, compared to decreases of 3.2% and 6.2% in the second quarter and first six months of 2010, respectively, reflecting our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 8.6% and 8.7% in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010.

Contractholder deposits decreased 28.3% and 28.7% in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010 primarily due to lower deposits on fixed annuities.

Maturities and retirements of institutional products decreased 63.0% to $306 million in the second quarter of 2011 and 55.5% to $793 million in the first six months of 2011 from $827 million and $1.78 billion in the same periods of 2010, reflecting the continuing decline in these obligations over the past three years.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 36.1% to $1.51 billion in the second quarter of 2011 and 20.0% to $2.52 billion in the first six months of 2011 from $1.11 billion and $2.10 billion in the second quarter and first six months of 2010, respectively, primarily due to higher surrenders and partial withdrawals on fixed annuities, partially offset by lower surrenders and partial withdrawals on interest-sensitive life insurance products.  The increase for fixed annuities resulted from an increased number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge as well as crediting rate actions taken by management.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 13.1% in the first six months of 2011 compared to 10.3% in the first six months of 2010.

Analysis of costs and expenses  Total costs and expenses decreased 1.6% or $15 million in the second quarter of 2011 compared to the same period of 2010 primarily due to lower contract benefits and interest credited to contractholder funds, partially offset by higher amortization of DAC.  Total costs and expenses increased 0.3% or $5 million in the first six months of 2011 compared to the same period of 2010 due to higher amortization of DAC, partially offset by lower interest credited to contractholder funds and contract benefits.

Contract benefits decreased 13.8% or $56 million in the second quarter of 2011 and 4.9% or $38 million in the first six months of 2011 compared to the same periods of 2010 primarily due to reserve reestimations recorded in second quarter 2010 that did not recur in 2011.

The reserve reestimations in the second quarter of 2010 utilized more refined policy level information and assumptions.  The increase in reserves for certain secondary guarantees on universal life insurance policies resulted in a charge to contract benefits of $68 million and a related reduction in amortization of DAC of $50 million.  The decrease in reserves for immediate annuities resulted in a credit to contract benefits of $26 million.  The net impact was an increase to income of $8 million, pre-tax.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $135 million and $270 million in the second quarter and first six months of 2011, respectively, compared to $139 million and $278 million in the second quarter and first six months of 2010, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Life insurance	$94	$21	$184	$104
Accident and health insurance	3	7	9	15
Annuities	(8)	16	(20)	6
Total benefit spread	$89	$44	$173	$125

Benefit spread increased 102.3% or $45 million in the second quarter of 2011 and 38.4% or $48 million in the first six months of 2011 compared to the same periods of 2010.  The increase in both periods was primarily due to reestimations of reserves that increased contract benefits for interest-sensitive life insurance and decreased contract benefits for immediate annuities with life contingencies in 2010.

Interest credited to contractholder funds decreased 7.3% or $32 million in the second quarter of 2011 and 8.5% or $76 million in the first six months of 2011 compared to the same periods of 2010 primarily due to lower average contractholder funds and lower interest crediting rates on deferred fixed annuities, interest-sensitive life insurance and immediate fixed annuities.  Additionally, valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $4 million in the second quarter of 2011 and decreased interest credited to contractholder funds by $8 million in the first six months of 2011.

Amortization of deferred sales inducement costs in the second quarter and first six months of 2011 was $5 million and $15 million, respectively, compared to $6 million and $11 million in the second quarter and first six months of 2010, respectively.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Annuities and institutional products	$51	$54	$99	$104
Life insurance	15	7	28	14
Accident and health insurance	3	2	5	4
Net investment income on investments supporting capital	62	59	118	116
Total investment spread	$131	$122	$250	$238

Investment spread increased 7.4% or $9 million in the second quarter of 2011 and 5.0% or $12 million in the first six months of 2011 compared to the same periods of 2010 as actions to improve investment portfolio yields and lower crediting rates more than offset the effect of the continuing decline in our spread-based business in force.  Changes in our derivatives program results in 2011 as compared to 2010 also impacted the change in investment spread.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2011	2010	2011	2010	2011	2010
Interest-sensitive life insurance	5.4%	5.4%	4.2%	4.5%	1.2%	0.9%
Deferred fixed annuities and institutional products	4.6	4.5	3.3	3.2	1.3	1.3
Immediate fixed annuities with and without life contingencies	6.4	6.5	6.3	6.4	0.1	0.1
Investments supporting capital, traditional life and other products	4.0	3.8	n/a	n/a	n/a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2011	2010	2011	2010	2011	2010
Interest-sensitive life insurance	5.4%	5.5%	4.2%	4.5%	1.2%	1.0%
Deferred fixed annuities and institutional products	4.6	4.4	3.3	3.3	1.3	1.1
Immediate fixed annuities with and without life contingencies	6.3	6.5	6.3	6.4	--	0.1
Investments supporting capital, traditional life and other products	3.9	3.8	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	June 30,
	2011	2010
Immediate fixed annuities with life contingencies	$8,763	$8,567
Other life contingent contracts and other	4,277	4,218
Reserve for life-contingent contract benefits	$13,040	$12,785

Interest-sensitive life insurance	$10,097	$9,902
Deferred fixed annuities	27,234	30,680
Immediate fixed annuities without life contingencies	3,779	3,838
Institutional products	1,915	2,650
Market value adjustments related to fair value hedges and other	467	627
Contractholder funds	$43,492	$47,697

Amortization of DAC increased $76 million in the second quarter of 2011 and $133 million in the first six months of 2011 compared to the same periods of 2010.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Amortization of DAC before amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged and changes in assumptions	$(83)	$(19)	$(159)	$(96)
(Amortization) accretion relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	(7)	5	(42)	2
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”)	--	--	(13)	13
Total amortization of DAC	$(90)	$(14)	$(214)	$(81)

(1)  The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The increase of $76 million and $133 million in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010 were primarily due to lower amortization in the second quarter of 2010 resulting from decreased benefit spread on interest-sensitive life insurance due to the reestimation of reserves, increased amortization relating to realized capital gains and losses and, for the first six months of 2011, an unfavorable change in amortization acceleration/deceleration for changes in assumptions.  DAC amortization relating to realized capital gains and losses primarily resulted from realized capital gains on sales of fixed income securities in 2011.

During the first quarter of 2011, we completed our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts which covers assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  The review resulted in an acceleration of DAC amortization (charge to income) of $13 million in the first quarter of 2011.  Amortization acceleration of $19 million related to interest-sensitive life insurance and was primarily due to an increase in projected expenses.  Amortization deceleration of $6 million related to fixed annuities and was primarily due to an increase in projected investment margins on equity-indexed annuities.

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

Operating costs and expenses decreased 4.8% and 7.7% in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Non-deferrable acquisition costs	$17	$20	$38	$42
Other operating costs and expenses	62	63	118	127
Total operating costs and expenses	$79	$83	$156	$169

Restructuring and related charges	$--	$(1)	$(2)	$(1)

Non-deferrable acquisition costs decreased 15.0% or $3 million and 9.5% or $4 million in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010 primarily due to lower premium tax expenses.  Other operating costs and expenses in the second quarter of 2011 were consistent with the second quarter of 2010 and decreased 7.1% or $9 million in the first six months of 2011, compared to the same period of 2010, primarily due to lower occupancy costs due to consolidation of office buildings and non-recurring offsets to certain administrative costs of $3 million.

Income tax expense of $69 million and $109 million was recognized for the second quarter and first six months of 2011, respectively, compared to an income tax benefit of $73 million and $89 million, respectively, in the same periods of 2010.  This change was due to the proportionate change in the income on which the income tax expense was determined.

INVESTMENTS HIGHLIGHTS

•                 Investments as of June 30, 2011 totaled $57.73 billion, a decrease of 2.9% from $59.44 billion as of December 31, 2010.

•                 Unrealized net capital gains totaled $1.43 billion as of June 30, 2011, improving from $758 million as of December 31, 2010.

•                 As of June 30, 2011, the fair value for our below investment grade fixed income securities with gross unrealized losses totaled $2.18 billion compared to $2.01 billion as of December 31, 2010.  The gross unrealized losses for these securities totaled $535 million as of June 30, 2011, an improvement of 23.9% from $703 million as of December 31, 2010.

•                 Net investment income was $673 million in the second quarter of 2011, a decrease of 3.9% from $700 million in the second quarter of 2010, and $1.34 billion in the first six months of 2011, a decrease of 5.1% from $1.41 billion in the first six months of 2010.

•                 Net realized capital gains were $72 million in the second quarter of 2011 compared to net realized capital losses of $352 million in the second quarter of 2010.  Net realized capital gains were $117 million in the first six months of 2011 compared to net realized capital losses of $513 million in the first six months of 2010.

INVESTMENTS

Improved markets in combination with our risk mitigation and return optimization strategies have strengthened our capital position, enabling us to execute yield and return enhancement strategies, while continuing to manage market risks.  We modified the maturity profile of our fixed income portfolio through shifts out of longer term fixed rate and shorter term lower yielding securities into intermediate term maturity securities.  Additionally, we increased our exposure to below investment grade corporate fixed income securities through a higher targeted allocation and reinvestment of proceeds from the sale of lower rated structured securities.

The composition of the investment portfolio as of June 30, 2011 is presented in the table below.

($ in millions)	Investments	Percent to total
Fixed income securities (1)	$46,334	80.3%
Mortgage loans	6,586	11.4
Equity securities (2)	186	0.3
Limited partnership interests (3)	1,448	2.5
Short-term (4)	1,305	2.3
Policy loans	833	1.4
Other	1,037	1.8
Total	$57,729	100.0%

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $44.92 billion.

(2) Equity securities are carried at fair value.  Cost basis for these securities was $142 million.

(3) We have commitments to invest in additional limited partnership interests totaling $705 million.

(4) Short-term investments are carried at fair value.  Amortized cost basis for these investments was $1.31 billion.

Total investments decreased to $57.73 billion as of June 30, 2011, from $59.44 billion as of December 31, 2010, primarily due to net reductions in contractholder obligations of $2.97 billion, partially offset by higher valuations of fixed income securities.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically defined as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation of fixed income securities for the six months ended June 30, 2011 was due to a combination of declining risk-free interest rates and narrowing credit spreads.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of June 30, 2011	Percent to total investments	Fair value as of December 31, 2010	Percent to total investments
U.S. government and agencies	$2,245	3.9%	$3,494	5.9%
Municipal	4,501	7.8	4,973	8.4
Corporate	29,565	51.2	28,650	48.2
Foreign government	2,077	3.6	2,257	3.8
Residential mortgage-backed securities (“RMBS”)	3,693	6.4	4,355	7.3
Commercial mortgage-backed securities (“CMBS”)	1,886	3.3	1,903	3.2
Asset-backed securities (“ABS”)	2,351	4.1	2,567	4.3
Redeemable preferred stock	16	--	15	--
Total fixed income securities	$46,334	80.3%	$48,214	81.1%

As of June 30, 2011, 91.6% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners (“NAIC”), and/or internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of June 30, 2011.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$2,245	$204	$--	$--	$--	$--

Municipal
Tax exempt	--	--	28	1	--	--
Taxable	192	5	2,445	81	1,020	(3)
Auction rate securities (“ARS”)	306	(23)	16	(3)	27	(4)

Corporate
Public	716	23	1,553	83	6,271	346
Privately placed	639	27	1,482	49	3,455	189

Foreign government	1,277	216	151	7	365	34

RMBS
U.S. government sponsored entities (“U.S. Agency”)	1,957	105	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	226	5	31	(1)	176	2
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	36	--	72	(1)
Subprime residential mortgage-backed securities (“Subprime”)	--	--	61	(18)	36	(6)

CMBS	982	39	277	(6)	145	(13)

ABS
Collateralized debt obligations (“CDO”)	7	--	608	(7)	349	(31)
Consumer and other asset-backed securities (“Consumer and other ABS”)	292	11	145	3	159	1

Redeemable preferred stock	--	--	1	--	--	--

Total fixed income securities	$8,839	$612	$6,834	$189	$12,075	$514

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies
	$--	$--	$--	$--	$2,245	$204
Municipal
Tax exempt	11	1	--	--	39	2
Taxable	390	(36)	55	(13)	4,102	34
ARS	11	(1)	--	--	360	(31)

Corporate
Public	7,258	413	1,210	18	17,008	883
Privately placed	5,937	246	1,044	26	12,557	537

Foreign government	284	24	--	--	2,077	281

RMBS
U.S. Agency	--	--	--	--	1,957	105
Prime	34	--	231	(4)	698	2
Alt-A	39	--	236	(46)	383	(47)
Subprime	62	(20)	496	(244)	655	(288)

CMBS	314	(59)	168	(61)	1,886	(100)

ABS
CDO	282	(60)	405	(82)	1,651	(180)
Consumer and other ABS	69	(2)	35	(3)	700	10

Redeemable preferred stock	15	1	--	--	16	1

Total fixed income securities	$14,706	$507	$3,880	$(409)	$46,334	$1,413

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $4.50 billion as of June 30, 2011 with an unrealized net capital gain of $5 million.  The municipal bond portfolio includes general obligations of state and local issuers, revenue bonds and pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $34 million of pre-refunded bonds, as of June 30, 2011.

($ in millions) State	State general obligation	Local general obligation	Revenue (1)	Fair value	Amortized cost	Average credit rating (2)
California	$63	$310	$268	$641	$664	A
Texas	--	259	234	493	485	Aa
New York	17	4	326	347	343	Aa
Delaware	--	--	243	243	257	Aa
Illinois	--	86	125	211	209	Aa
New Jersey	79	22	100	201	200	A
Florida	25	36	117	178	173	Aa
Oregon	--	149	28	177	173	A
Ohio	--	77	82	159	152	Aa
Michigan	33	55	62	150	146	Aa
All others	205	246	1,216	1,667	1,665	A
Total	$422	$1,244	$2,801	$4,467	$4,467	Aa

(1)

The nature of the activities supporting revenue municipals is highly diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

(2)	The municipal bonds are rated by third party credit rating agencies, the NAIC and/or internally rated.

Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor.  We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments.  As a result of downgrades in the insurers’ credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor.  As of June 30, 2011, 99.6% of our insured municipal bond portfolio is rated investment grade.  Given the effects of the economic crisis on bond insurers, the value inherent in the insurance has declined.  Further, we believe the fair value of our insured municipal bond portfolio substantially reflects the decline in the value of the insurance.  We believe that the loss of the benefit of insurance would not result in a material adverse impact on our results of operations, financial position or liquidity.

Corporate bonds, including publicly traded and privately placed, totaled $29.57 billion as of June 30, 2011 with an unrealized net capital gain of $1.42 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.

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

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $3.69 billion, with 73.9% rated investment grade, as of June 30, 2011.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with our RMBS portfolio is partially mitigated due to the fact that 53.0% of the portfolio consists of securities that were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $228 million as of June 30, 2011 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to higher risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  The following table shows our RMBS portfolio as of June 30, 2011 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$--	$--	$154	$1	$50	$--	$--	$--	$204	$1
2009	374	12	43	1	8	--	--	--	425	13
2008	233	11	--	--	--	--	--	--	233	11
2007	71	4	119	4	28	(12)	179	(107)	397	(111)
2006	94	7	88	(2)	89	(11)	133	(64)	404	(70)
2005	312	15	101	(5)	87	(9)	176	(73)	676	(72)
Pre-2005	873	56	193	3	121	(15)	167	(44)	1,354	--
Total	$1,957	$105	$698	$2	$383	$(47)	$655	$(288)	$3,693	$(228)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of June 30, 2011, $563 million of the Prime had fixed rate underlying collateral and $135 million had variable rate underlying collateral.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  As of June 30, 2011, $316 million of the Alt-A had fixed rate underlying collateral and $67 million had variable rate underlying collateral.

Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $465 million and $190 million of first lien and second lien securities, respectively.  As of June 30, 2011, $370 million of the Subprime had fixed rate underlying collateral and $285 million had variable rate underlying collateral.

CMBS totaled $1.89 billion, with 91.1% rated investment grade, as of June 30, 2011.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 97.0% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio as of June 30, 2011 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$280	$(13)
2006	559	(82)
2005	312	(23)
Pre-2005	735	18
Total CMBS	$1,886	$(100)

The unrealized net capital loss of $100 million as of June 30, 2011 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, largely due to the macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  CMBS credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year CMBS.

ABS, including CDO and Consumer and other ABS, totaled $2.35 billion, with 81.3% rated investment grade, as of June 30, 2011.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $170 million as of June 30, 2011 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.65 billion, with 75.5% rated investment grade, as of June 30, 2011.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.28 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $91 million.  The remaining $370 million of securities consisted of synthetic CDO, trust preferred CDO, project finance CDO, market value CDO, collateralized bond obligations and other CLO with unrealized losses of $89 million.

Consumer and other ABS totaled $700 million, with 95.0% rated investment grade, as of June 30, 2011.  Consumer and other ABS consists of $297 million of consumer auto and $403 million of other ABS with unrealized gains of $3 million and $7 million, respectively.

Mortgage loans  Our mortgage loan portfolio totaled $6.59 billion as of June 30, 2011, compared to $6.55 billion as of December 31, 2010, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.

We recognized $7 million and $9 million of realized capital losses related to net increases in the valuation allowance on impaired mortgage loans for the three months and six months ended June 30, 2011, respectively, primarily due to the risk associated with refinancing near-term maturities, and decreases in occupancy which resulted in deteriorating debt service coverage and declines in property valuations.  While property valuations show signs of stabilization or recovery in many larger, primary markets, valuations in many smaller cities remain under stress.

For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of June 30, 2011.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$559	$145	$--	$--	$704
Equity method of accounting (“EMA”)	396	160	2	186	744
Total	$955	$305	$2	$186	$1,448

Number of sponsors	82	28	1	6
Number of individual funds	129	52	2	10
Largest exposure to single fund	$37	$19	$1	$30

Our aggregate limited partnership exposure represented 2.5% and 2.1% of total invested assets as of June 30, 2011 and December 31, 2010, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended June 30,
	2011				2010
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$11	$23	$34	$(1)	$4	$10	$14	$--
Real estate funds	--	10	10	--	--	(3)	(3)	(5)
Hedge funds	--	--	--	--	--	1	1	--
Tax credit funds	--	(1)	(1)	--	--	--	--	--
Total	$11	$32	$43	$(1)	$4	$8	$12	$(5)

	Six months ended June 30,
	2011				2010
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$16	$35	$51	$(1)	$7	$19	$26	$(2)
Real estate funds	--	16	16	--	--	(21)	(21)	(14)
Hedge funds	--	--	--	--	--	6	6	--
Tax credit funds	--	(1)	(1)	--	--	--	--	--
Total	$16	$50	$66	$(1)	$7	$4	$11	$(16)

(1)    Impairment write-downs related to Cost limited partnerships were $1 million in both the three months and six months ended June 30, 2011, compared to $4 million and $15 million in the three months and six months ended June 30, 2010, respectively.  There were no impairment write-downs related to EMA limited partnerships in both the three months and six months ended June 30, 2011, compared to $1 million in both the three months and six months ended June 30, 2010.

Limited partnership interests, excluding impairment write-downs, produced income of $43 million and $66 million in the three months and six months ended June 30, 2011, respectively, compared to $12 million and $11 million in the three months and six months ended June 30, 2010, respectively.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on Cost limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $1.43 billion as of June 30, 2011 compared to unrealized net capital gains of $758 million as of December 31, 2010.  The improvement since December 31, 2010 was due to a combination of declining risk-free interest rates and narrowing credit spreads.  The following table presents unrealized net capital gains and losses, pre-tax.

($ in millions)	June 30, 2011	March 31, 2011	December 31, 2010
U.S. government and agencies	$204	$207	$236
Municipal	5	(170)	(206)
Corporate	1,420	1,102	1,141
Foreign government	281	266	295
RMBS	(228)	(238)	(319)
CMBS	(100)	(105)	(218)
ABS	(170)	(186)	(201)
Reedemable preferred stock	1	--	--
Fixed income securities (1)	1,413	876	728
Equity securities	44	59	47
EMA limited partnership interests	3	4	--
Derivatives	(31)	(26)	(17)
Unrealized net capital gains and losses, pre-tax	$1,429	$913	$758

(1) Unrealized net capital gains and losses for fixed income securities as of June 30, 2011, March 31, 2011 and December 31, 2010 comprise $(141) million, $(159) million and $(153) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $1.55 billion, $1.04 billion and $881 million, respectively, related to other unrealized net capital gains and losses.

The unrealized net capital gains for the fixed income portfolio totaled $1.41 billion and comprised $2.54 billion of gross unrealized gains and $1.13 billion of gross unrealized losses as of June 30, 2011.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $728 million, comprised of $2.42 billion of gross unrealized gains and $1.69 billion of gross unrealized losses as of December 31, 2010.

Gross unrealized gains and losses as of June 30, 2011 on fixed income securities by type and sector are provided in the table below.

($ in millions)	Par	Amortized	Gross unrealized		Fair	Amortized cost as a percent of	Fair value as a percent of
	value (1)	cost	Gains	Losses	value	par value (2)	par value (2)
Corporate:
Banking	$2,730	$2,668	$102	$(85)	$2,685	97.7%	98.4%
Utilities	5,659	5,662	434	(42)	6,054	100.1	107.0
Consumer goods (cyclical and non-cyclical)	4,807	4,866	250	(25)	5,091	101.2	105.9
Capital goods	3,286	3,282	229	(19)	3,492	99.9	106.3
Financial services	2,336	2,348	109	(18)	2,439	100.5	104.4
Transportation	1,521	1,535	94	(12)	1,617	100.9	106.3
Basic industry	1,407	1,413	87	(8)	1,492	100.4	106.0
Communications	1,716	1,728	92	(5)	1,815	100.7	105.8
Technology	1,062	1,073	50	(5)	1,118	101.0	105.3
Energy	1,951	1,969	131	(3)	2,097	100.9	107.5
Other	1,688	1,601	69	(5)	1,665	94.8	98.6
Total corporate fixed income portfolio	28,163	28,145	1,647	(227)	29,565	99.9	105.0

U.S. government and agencies	2,595	2,041	206	(2)	2,245	78.7	86.5
Municipal	6,141	4,496	161	(156)	4,501	73.2	73.3
Foreign government	2,176	1,796	285	(4)	2,077	82.5	95.5
RMBS	4,308	3,921	128	(356)	3,693	91.0	85.7
CMBS	2,006	1,986	54	(154)	1,886	99.0	94.0
ABS	2,791	2,521	60	(230)	2,351	90.3	84.2
Redeemable preferred stock	14	15	1	--	16	107.1	114.3
Total fixed income securities	$48,194	$44,921	$2,542	$(1,129)	$46,334	93.2	96.1

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $533 million, $1.39 billion, $2.43 billion and $1.16 billion, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.4% for corporates, 103.6% for U.S. government and agencies, 99.1% for municipals and 103.8% for foreign governments.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 105.4% for corporates, 108.2% for U.S. government and agencies, 100.8% for municipals and 112.0% for foreign governments.

The banking, utilities, consumer goods, capital goods and financial services sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2011.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $44 million and comprised $46 million of gross unrealized gains and $2 million of gross unrealized losses as of June 30, 2011.  This is compared to an unrealized net capital gain for the equity portfolio totaling $47 million, comprised of $48 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2010.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position as of June 30, 2011 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of June 30, 2011.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$83	$(2)	$--	$--	$83	$(2)
Municipal	1,412	(142)	46	(14)	1,458	(156)
Corporate	3,874	(180)	857	(47)	4,731	(227)
Foreign government	82	(4)	--	--	82	(4)
RMBS	391	(49)	732	(307)	1,123	(356)
CMBS	749	(91)	160	(63)	909	(154)
ABS	938	(126)	389	(104)	1,327	(230)
Total	$7,529	$(594)	$2,184	$(535)	$9,713	$(1,129)

We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a low risk of default.  Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher risk of default.

As of June 30, 2011, 55% of our below investment grade gross unrealized losses were concentrated in RMBS, specifically Alt-A and Subprime.  The fair value of these securities totaled $660 million, an increase of 0.3%, compared to $658 million as of December 31, 2010.  Gross unrealized losses on these securities totaled $294 million as of June 30, 2011, an improvement of 9.5%, compared to $325 million as of December 31, 2010, due to impairment write-downs, principal collections, sales and improved valuations, partially offset by the downgrade of certain securities to below investment grade.  In addition, as of June 30, 2011, the fair value of our below investment grade CMBS with gross unrealized losses totaled $160 million compared to $136 million as of December 31, 2010.  As of June 30, 2011, gross unrealized losses for our below investment grade CMBS portfolio totaled $63 million, an improvement of 52.6% from $133 million as of December 31, 2010, due to sales, improved valuations and impairment write-downs, partially offset by the downgrade of certain securities to below investment grade.

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

The non-credit-related unrealized losses for our structured securities, including our below investment grade Alt-A and Subprime, are heavily influenced by risk factors other than those related to our best estimate of future cash flows.  The difference between these securities’ original or current effective rates and the yields implied by their fair value indicates that a higher risk premium is included in the valuation of these securities than existed at initial issue or purchase.  This risk premium represents the return that a market participant requires as compensation to assume the risk associated with the uncertainties regarding the future performance of the underlying collateral.  The risk premium is comprised of: default risk, which reflects the probability of default and the uncertainty related to collection of contractual principal and interest; liquidity risk, which reflects the risk associated with exiting the investment in an illiquid market, both in terms of timeliness and cost; and volatility risk, which reflects the potential valuation volatility during an investor’s holding period.  Other factors reflected in the risk premium include the costs associated with underwriting, monitoring and holding these types of complex securities.  Certain aspects of the default risk are included in the development of our best estimate of future cash flows, as appropriate.  Other aspects of the risk premium are considered to be temporary in nature and are expected to reverse over the remaining lives of the securities as future cash flows are received.

Other-than-temporary impairment assessment for below investment grade Alt-A and Subprime RMBS

As of June 30, 2011, the fair value of our below investment grade Alt-A securities with gross unrealized losses totaled $202 million, an increase of 20.2% compared to $168 million as of December 31, 2010.  As of June 30, 2011, gross unrealized losses for our below investment grade Alt-A portfolio totaled $48 million, an increase of 14.3% compared to $42 million as of December 31, 2010, due to the downgrade of certain securities to below investment grade and valuation declines, partially offset by impairment write-downs and principal collections.  For our below investment grade Alt-A securities with gross unrealized gains of $3 million, we have recognized cumulative write-downs in earnings totaling $4 million as of June 30, 2011.

As of June 30, 2011, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $458 million, a decrease of 6.5% compared to $490 million as of December 31, 2010.  As of June 30, 2011, gross unrealized losses for our below investment grade Subprime portfolio totaled $246 million, an improvement of 13.1% compared to $283 million as of December 31, 2010, due to impairment write-downs, principal collections, sales and improved valuations, partially offset by downgrade of certain securities to below investment grade.  For our below investment grade Subprime with gross unrealized gains totaling $2 million, we have recognized cumulative write-downs in earnings totaling $76 million as of June 30, 2011.

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

94.6% and 5.4% of the fair value of our below investment grade Alt-A securities with gross unrealized losses were issued with Aaa and Aa original ratings and capital structure classifications, respectively.  75.9%, 21.3% and 2.8% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, Alt-A and Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  While the projected cash flow assumptions for our below investment grade Alt-A and Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Alt-A securities with gross unrealized losses, by credit rating.

($ in millions)	June 30, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	1.3%	6.4%	6.2%	1.2%	2.1%	3.9%	2.0%	n/a
Projected additional collateral losses to be incurred (2)	12.3%	21.3%	20.9%	8.8%	9.0%	21.9%	12.0%	n/a
Class-level
Average remaining credit enhancement (3)	12.0%	4.8%	5.1%	12.6%	14.3%	23.0%	15.5%	n/a
Security-specific
Number of positions	1	17	18	5	4	2	11	29
Par value	$9	$220	$229	$41	$14	$18	$73	$302
Amortized cost	$9	$172	$181	$41	$14	$14	$69	$250
Fair value	$9	$132	$141	$40	$9	$12	$61	$202
Gross unrealized losses
Total	$--	$(40)	$(40)	$(1)	$(5)	$(2)	$(8)	$(48)
12-24 months (4)	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (5)	$--	$(40)	$(40)	$(1)	$(4)	$(1)	$(6)	$(46)
Cumulative write-downs recognized (6)	$--	$(38)	$(38)	$--	$--	$--	$--	$(38)
Principal payments received during the period (7)								$14

	December 31, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.5%	0.7%	5.9%	5.7%	0.1%	1.2%	2.5%	1.8%	n/a
Projected additional collateral losses to be incurred (2)	9.9%	22.5%	20.5%	20.3%	4.8%	11.6%	14.3%	11.5%	n/a
Class-level
Average remaining credit enhancement (3)	9.9%	19.0%	4.6%	4.9%	5.3%	24.0%	17.6%	14.0%	n/a
Security-specific
Number of positions	1	1	13	15	2	1	2	5	20
Par value	$4	$3	$197	$204	$16	$1	$37	$54	$258
Amortized cost	$4	$2	$154	$160	$16	$1	$33	$50	$210
Fair value	$1	$1	$122	$124	$13	$1	$30	$44	$168
Gross unrealized losses
Total	$(3)	$(1)	$(32)	$(36)	$(3)	$--	$(3)	$(6)	$(42)
12-24 months (4)	$--	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (5)	$(3)	$(1)	$(32)	$(36)	$(3)	$--	$(3)	$(6)	$(42)
Cumulative write-downs recognized (6)	$--	$(1)	$(33)	$(34)	$--	$--	$--	$--	$(34)
Principal payments received during the period (7)									$16

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Alt-A securities we own, as reported by the trust servicers, were $6 million as of June 30, 2011.

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

(5) Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of June 30, 2011, $20 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $4 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2010, $19 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $1 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

(6) Includes cumulative write-downs recorded in accordance with GAAP.

(7) Reflects principal payments for the six months ended June 30, 2011 or the year ended December 31, 2010, respectively.

The above tables include information about our below investment grade Alt-A securities with gross unrealized losses as of each period presented.  The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, principal payments, sales, purchases and realized principal losses.

As of June 30, 2011, our below investment grade Alt-A securities with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 2.0%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 26.1% and a projected weighted average loss severity of 45.4%, which resulted in projected additional collateral losses of 12.0%.  As the average remaining credit enhancement for these securities of 15.5% exceeds the projected additional collateral losses of 12.0%, these securities have not been impaired.

As of June 30, 2011, our below investment grade Alt-A securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 6.2%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 37.6% and a projected weighted average loss severity of 54.6%, which resulted in projected additional collateral losses of 20.9%.  As the average remaining credit enhancement for these securities of 5.1% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 79.6% and exceeded these securities’ current average amortized cost as a percentage of par of 78.9%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Alt-A securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations primarily in 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of June 30, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

($ in millions)	June 30, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	15.4%	17.4%	17.3%	3.0%	6.9%	8.7%	6.8%	n/a
Projected additional collateral losses to be incurred	38.7%	40.5%	40.4%	30.4%	33.9%	33.2%	32.6%	n/a
Class-level
Average remaining credit enhancement	23.0%	17.4%	17.6%	46.8%	49.3%	41.7%	45.0%	n/a
Security-specific
Number of positions	4	51	55	6	9	24	39	94
Par value	$30	$561	$591	$50	$53	$95	$198	$789
Amortized cost	$24	$372	$396	$50	$53	$95	$198	$594
Fair value	$17	$243	$260	$37	$33	$49	$119	$379
Gross unrealized losses
Total	$(7)	$(129)	$(136)	$(13)	$(20)	$(46)	$(79)	$(215)
12-24 months	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (2)	$(7)	$(129)	$(136)	$(13)	$(20)	$(46)	$(79)	$(215)
Cumulative write-downs recognized	$(6)	$(183)	$(189)	$--	$--	$--	$--	$(189)
Principal payments received during the period								$18

	December 31, 2010
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	14.2%	15.6%	15.5%	12.0%	12.2%	10.8%	11.3%	n/a
Projected additional collateral losses to be incurred	38.9%	41.2%	41.1%	44.7%	42.1%	38.8%	40.6%	n/a
Class-level
Average remaining credit enhancement	24.5%	19.2%	19.5%	69.9%	65.3%	49.0%	56.4%	n/a
Security-specific
Number of positions	4	55	59	11	7	26	44	103
Par value	$32	$592	$624	$55	$43	$152	$250	$874
Amortized cost	$27	$376	$403	$55	$43	$152	$250	$653
Fair value	$17	$236	$253	$45	$31	$97	$173	$426
Gross unrealized losses
Total	$(10)	$(140)	$(150)	$(10)	$(12)	$(55)	$(77)	$(227)
12-24 months	$--	$(1)	$(1)	$--	$--	$--	$--	$(1)
Over 24 months (2)	$(10)	$(139)	$(149)	$(10)	$(12)	$(55)	$(77)	$(226)
Cumulative write-downs recognized	$(5)	$(209)	$(214)	$--	$--	$--	$--	$(214)
Principal payments received during the period								$39

(1) Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $13 million as of June 30, 2011.

(2) As of June 30, 2011, $102 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $68 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2010, $123 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $63 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

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

As of June 30, 2011, our Subprime securities that are reliably insured include 9 below investment grade Subprime securities with a total fair value of $79 million and aggregate gross unrealized losses of $31 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.  As of December 31, 2010, our Subprime securities that are reliably insured included 9 below investment grade Subprime securities with a total fair value of $64 million and aggregate gross unrealized losses of $56 million.

As of June 30, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 6.8%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 47.6% and a projected weighted average loss severity of 69.0%, which resulted in projected additional collateral losses of 32.6%.  As the average remaining credit enhancement for these securities of 45.0% exceeds the projected additional collateral losses of 32.6%, these securities have not been impaired.

As of June 30, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 17.3%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 53.0% and a projected weighted average loss severity of 78.3%, which resulted in projected additional collateral losses of 40.4%.  As the average remaining credit enhancement for these securities of 17.6% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 69.2% and exceeded these securities’ current average amortized cost as a percentage of par of 67.0%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations in 2010 and 2011.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of June 30, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Problem, restructured, or potential problem securities

We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as “problem,” “restructured” or “potential problem.”  Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan.  Fixed income and bank loan investments are categorized as restructured when the debtor is experiencing financial difficulty and we grant a concession.  Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest according to the original terms, which causes us to believe these investments may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities and bank loans, which are reported in other investments.

($ in millions)	June 30, 2011
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$68	$52	76.5%	$57	83.8%	0.1%
Problem	312	95	30.4	86	27.6	0.2
Potential problem	1,658	784	47.3	599	36.1	1.3
Total	$2,038	$931	45.7	$742	36.4	1.6%
Cumulative write-downs recognized (3)		$503

	December 31, 2010
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$68	$52	76.5%	$55	80.9%	0.1%
Problem	414	92	22.2	77	18.6	0.2
Potential problem	2,468	867	35.1	687	27.8	1.4
Total	$2,950	$1,011	34.3	$819	27.8	1.7%
Cumulative write-downs recognized (3)		$659

(1) The difference between par value and amortized cost of $1.11 billion and $1.94 billion as of June 30, 2011 and December 31, 2010, respectively, is primarily attributable to write-downs and a zero-coupon security.

(2) Bank loans are reflected at amortized cost.

(3) Cumulative write-downs recognized only reflect impairment write-downs related to investments within the problem, potential problem and restructured categories.

As of June 30, 2011, amortized cost for the problem category was $95 million and comprised $60 million of Subprime, $15 million of Alt-A, $7 million of municipal bonds, $6 million of corporates (primarily privately placed), $4 million of CDO, and $3 million of Consumer and other ABS.

As of June 30, 2011, amortized cost for the potential problem category was $784 million and comprised $351 million of Subprime, $185 million of Alt-A, $122 million of Prime, $55 million of CDO, $34 million of corporates (primarily public), $18 million of CMBS, $12 million of municipal bonds, $4 million of bank loans and $3 million of Consumer and other ABS.

Net investment income The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fixed income securities	$581	$629	$1,172	$1,264
Mortgage loans	85	98	173	199
Equity securities	1	1	2	2
Limited partnership interests	11	4	16	7
Short-term investments	--	1	1	2
Other	20	(5)	23	(13)
Investment income, before expense	698	728	1,387	1,461
Investment expense	(25)	(28)	(52)	(54)
Net investment income	$673	$700	$1,335	$1,407

Net investment income decreased 3.9% or $27 million to $673 million in the second quarter of 2011 and 5.1% or $72 million to $1.34 billion in the first six months of 2011 from $700 million and $1.41 billion in the second quarter and first six months of 2010, respectively, primarily due to reduced average investment balances which were partially offset by higher yields.  The higher yields in other net investment income are primarily attributable to the first quarter of 2011 termination of interest rate swaps.  Net investment income was $683 million, $670 million and $662 million in the third quarter of 2010, fourth quarter of 2010 and first quarter of 2011, respectively.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Impairment write-downs	$(42)	$(141)	$(89)	$(283)
Change in intent write-downs	(5)	(57)	(47)	(80)
Net other-than-temporary impairment losses recognized in earnings	(47)	(198)	(136)	(363)
Sales	112	17	224	60
Valuation of derivative instruments	(29)	(149)	(31)	(203)
Settlements of derivative instruments	4	(30)	10	(11)
EMA limited partnership income	32	8	50	4
Realized capital gains and losses, pre-tax	72	(352)	117	(513)
Income tax (expense) benefit	(27)	122	(42)	179
Realized capital gains and losses, after-tax	$45	$(230)	$75	$(334)

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fixed income securities	$(33)	$(108)	$(72)	$(226)
Mortgage loans	(7)	(28)	(9)	(41)
Equity securities	--	--	(5)	--
Limited partnership interests	(1)	(5)	(1)	(16)
Other investments	(1)	--	(2)	--
Impairment write-downs	$(42)	$(141)	$(89)	$(283)

Impairment write-downs for the three months and six months ended June 30, 2011 were primarily driven by RMBS, which experienced deterioration in expected cash flows, and investments with commercial real estate exposure, including CMBS, mortgage loans and certain real estate related municipal bonds, which were impacted by lower real estate valuations or experienced deterioration in expected cash flows.  Impairment write-downs on below investment grade RMBS and CMBS were $19 million and $12 million for the three months ended June 30, 2011, respectively, and $31 million and $33 million for the six months ended June 30, 2011, respectively.

Change in intent write-downs are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Fixed income securities	$(5)	$(57)	$(47)	$(74)
Mortgage loans	--	--	--	(6)
Change in intent write-downs	$(5)	$(57)	$(47)	$(80)

The change in intent write-downs in the three months and six months ended June 30, 2011 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily lower yielding, floating rate RMBS and municipal bonds.

Sales generated $112 million and $224 million of net realized gains for the three months and six months ended June 30, 2011, respectively.  Net realized gains for the three months ended June 30, 2011 primarily related to $116 million of net gains on sales of U.S. government, foreign government and corporate securities and $16 million of net gains on sales of equity securities, partially offset by $29 million of net losses on sales of municipal fixed income securities.  Net realized gains for the six months ended June 30, 2011 primarily related to $213 million of net gains on sales of corporate, U.S. government, ABS and foreign government securities and $19 million of net gains on sales of equity securities, partially offset by $26 million of net losses on sales of municipal fixed income securities.

Valuation and settlements of derivative instruments net realized capital losses totaling $25 million for the three months ended June 30, 2011 included $29 million of losses on the valuation of derivative instruments and $4 million of gains on the settlement of derivative instruments.  Valuation and settlements of derivative instruments net realized capital losses totaling $21 million for the six months ended June 30, 2011 included $31 million of losses on the valuation of derivative instruments and $10 million of gains on the settlement of derivative instruments.  The net realized capital losses on derivative instruments for the three months ended June 30, 2011 primarily included losses on interest rate risk management due to decreases in interest rates.  The net realized capital losses on derivative instruments for the six months ended June 30, 2011 primarily included losses on interest rate risk management due to decreases in interest rates and are partially offset by gains on our credit default swaps used for replication due to tightening of credit spreads on referenced credit entities.  As a component of our approach to managing interest rate risk, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	June 30, 2011	December 31, 2010
Common stock, retained income and additional capital paid-in	$5,331	$5,107
Accumulated other comprehensive income	747	525
Total shareholder’s equity	6,078	5,632
Notes due to related parties	693	677
Total capital resources	$6,771	$6,309

Shareholder’s equity increased in the first six months of 2011 due to increased unrealized net capital gains on investments and net income.

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

Allstate parent holding company capital capacity The Corporation has at the parent holding company level $3.49 billion of deployable invested assets as of June 30, 2011.  These assets include investments that are generally saleable within one quarter totaling $3.02 billion.  This provides funds for the parent company’s relatively low fixed charges.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•     A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2011, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•      A primary credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio as of June 30, 2011 was 20.0%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the second quarter and first six months of 2011.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•      A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on May 8, 2009.  The Corporation can use the current shelf registration to issue an unspecified amount of debt securities, common stock (including 383 million shares of treasury stock as of June 30, 2011), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity Exposure  Contractholder funds as of June 30, 2011 were $43.49 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2011.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$5,964	13.7%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	17,538	40.3
Market value adjustments (2)	7,045	16.2
Subject to discretionary withdrawal without adjustments (3)	12,945	29.8
Total contractholder funds (4)	$43,492	100.0%

(1)	Includes $8.88 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)

$5.84 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)	68% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)	Includes $1.09 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities increased 42.6% and 23.7% in the second quarter and first six months of 2011, respectively, compared to the same periods of 2010.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance, based on the beginning of year contractholder funds, was 13.1% and 10.3% for the first six months of 2011 and 2010, respectively.  We strive to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of June 30, 2011, total institutional products outstanding were $1.90 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of June 30, 2011.

($ in millions)
2011	$25
2012	40
2013	1,750
2016	85
$1,900

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Cash Flows  As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating cash flows in the first six months of 2011 compared to the first six months of 2010 was primarily due to income tax refunds in the first quarter of 2010.

Higher cash provided by investing activities in the first six months of 2011 compared to the first six months of 2010 were impacted by higher net sales of fixed income securities used to fund reductions in contractholder fund liabilities.

Lower cash used in financing activities in the first six months of 2011 compared to the first six months of 2010 was primarily due to decreased maturities and retirements of institutional products, partially offset by higher surrenders and partial withdrawals on fixed annuities and lower deposits on fixed annuities.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information

On August 2, 2011, the Registrant entered into Amendment No. 1 dated and effective as of July 18, 2011 to the Reinsurance Agreement with American Heritage Life Insurance Company (“AHL”) effective July 1, 2010.  In the underlying Reinsurance Agreement between AHL and the Registrant, the Registrant reinsures 100% of the liabilities of AHL under all individual universal life insurance policies marketed as the “GoodForLife” product.  Pursuant to this Amendment No. 1, the Registrant agreed to reinsure additional universal life insurance policies and secondary guarantee coverages issued by AHL.

Also on August 2, 2011, the Registrant entered into Amendment No. 2 dated and effective as of April 1, 2011 to the Reinsurance Agreement with AHL effective December 31, 2004.  In the underlying Reinsurance Agreement between AHL and the Registrant, the Registrant reinsures 100% of the liabilities of AHL under certain single premium deferred annuities, except for certain excluded liabilities.  Effective January 1, 2008, this Reinsurance Agreement was amended to provide that Registrant reinsures all individual disability insurance issued by AHL.  Pursuant to this Amendment No. 2, the Registrant agreed to reinsure certain group disability insurance issued by AHL.

The Registrant is a direct wholly owned subsidiary of Allstate Insurance Company, a direct wholly owned subsidiary of The Allstate Corporation.  AHL is a direct wholly owned subsidiary of American Heritage Life Investment Corporation, a direct wholly owned subsidiary of The Allstate Corporation.

Item 6.  Exhibits

(a)                                  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

August 5, 2011
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

10.1	Asset Purchase Agreement between American Heritage Life Insurance Company and Road Bay Investments, LLC dated as of June 17, 2011.

10.2	Pledge and Security Agreement between Road Bay Investments, LLC and American Heritage Life Insurance Company dated as of June 17, 2011.

10.3	Amendment No. 1 dated and [effective] as of July 18, 2011 to Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.

10.4	Amendment No. 2 dated and [effective] as of April 1, 2011 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 5, 2011, concerning unaudited interim financial information.

31(i)	Rule 13a-14(a) Certification of Principal Executive Officer

31(i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-1