Form 10-Q
period 2011-09-30
ALLSTATE LIFE INSURANCE CO
filed 2011-11-04
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

/  /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

As of November 4, 2011, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenues
Premiums	$145	$151	$461	$458
Contract charges	255	249	753	743
Net investment income	661	683	1,996	2,090
Realized capital gains and losses:
Total other-than-temporary impairment losses	(84)	(43)	(207)	(396)
Portion of loss recognized in other comprehensive income	(4)	(55)	(17)	(65)
Net other-than-temporary impairment losses recognized in earnings	(88)	(98)	(224)	(461)
Sales and other realized capital gains and losses	306	61	559	(89)
Total realized capital gains and losses	218	(37)	335	(550)
	1,279	1,046	3,545	2,741

Costs and expenses
Contract benefits	377	365	1,109	1,135
Interest credited to contractholder funds	396	435	1,211	1,326
Amortization of deferred policy acquisition costs	198	69	412	150
Operating costs and expenses	73	85	229	254
Restructuring and related charges	--	--	(2)	(1)
Interest expense	12	11	34	33
	1,056	965	2,993	2,897
Gain on disposition of operations	2	4	6	7

Income (loss) from operations before income tax expense (benefit)	225	85	558	(149)

Income tax expense (benefit)	75	25	184	(64)

Net income (loss)
	$150	$60	$374	$(85)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30, 2011	December 31, 2010
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $43,618 and $47,486)	$45,475	$48,214
Mortgage loans	6,462	6,553
Equity securities, at fair value (cost $141 and $164)	162	211
Limited partnership interests	1,506	1,272
Short-term, at fair value (amortized cost $1,866 and $1,257)	1,866	1,257
Policy loans	834	841
Other	969	1,094
Total investments	57,274	59,442

Cash	198	118
Deferred policy acquisition costs	2,617	2,982
Reinsurance recoverables	4,270	4,277
Accrued investment income	542	522
Other assets	386	420
Separate Accounts	6,791	8,676
Total assets	$72,078	$76,437

Liabilities
Contractholder funds	$42,316	$46,458
Reserve for life-contingent contract benefits	13,545	12,752
Unearned premiums	23	27
Payable to affiliates, net	89	118
Other liabilities and accrued expenses	1,629	1,454
Deferred income taxes	783	643
Notes due to related parties	700	677
Separate Accounts	6,791	8,676
Total liabilities	65,876	70,805

Commitments and Contingent Liabilities (Note 8)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,189	3,189
Retained income	2,287	1,913
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(91)	(100)
Other unrealized net capital gains and losses	1,302	587
Unrealized adjustment to DAC, DSI and insurance reserves	(493)	38
Total unrealized net capital gains and losses	718	525
Unrealized foreign currency translation adjustments	3	--
Total accumulated other comprehensive income	721	525
Total shareholder’s equity	6,202	5,632
Total liabilities and shareholder’s equity	$72,078	$76,437

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities	(unaudited)
Net income (loss)	$374	$(85)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and other non-cash items	(58)	(117)
Realized capital gains and losses	(335)	550
Gain on disposition of operations	(6)	(7)
Interest credited to contractholder funds	1,211	1,326
Changes in:
Policy benefits and other insurance reserves	(523)	(216)
Unearned premiums	(3)	(3)
Deferred policy acquisition costs	182	(131)
Reinsurance recoverables, net	(97)	(308)
Income taxes	242	566
Other operating assets and liabilities	(59)	12
Net cash provided by operating activities	928	1,587

Cash flows from investing activities
Proceeds from sales
Fixed income securities	9,727	8,478
Equity securities	70	90
Limited partnership interests	131	78
Mortgage loans	74	110
Other investments	141	71
Investment collections
Fixed income securities	2,460	1,933
Mortgage loans	554	767
Other investments	80	76
Investment purchases
Fixed income securities	(7,830)	(8,949)
Equity securities	(13)	(51)
Limited partnership interests	(264)	(173)
Mortgage loans	(581)	(45)
Other investments	(161)	(88)
Change in short-term investments, net	(524)	522
Change in other investments, net	(236)	(173)
Net cash provided by investing activities	3,628	2,646

Cash flows from financing activities
Repayment of note due to related party	--	(4)
Contractholder fund deposits	1,330	1,823
Contractholder fund withdrawals	(5,806)	(6,088)
Net cash used in financing activities	(4,476)	(4,269)
Net increase (decrease) in cash	80	(36)
Cash at beginning of period	118	145
Cash at end of period	$198	$109

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

The condensed consolidated financial statements and notes as of September 30, 2011 and for the three-month and nine-month periods ended September 30, 2011 and 2010 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Premiums and contract charges

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Premiums
Traditional life insurance	$105	$100	$314	$302
Immediate annuities with life contingencies	16	26	74	84
Accident and health insurance	24	25	73	72
Total premiums	145	151	461	458

Contract charges
Interest-sensitive life insurance	248	240	729	711
Fixed annuities	7	9	24	32
Total contract charges	255	249	753	743
Total premiums and contract charges	$400	$400	$1,214	$1,201

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

Criteria for Classification as a Troubled Debt Restructuring (“TDR”)

In April 2011, the FASB issued clarifying guidance related to determining whether a loan modification or restructuring should be classified as a TDR.  The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, specifically whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  The guidance related to the identification of a TDR is to be applied retrospectively to the beginning of the annual period of adoption.  The measurement of impairment on a TDR identified under this guidance is effective prospectively.  Disclosures about the credit quality of financing receivables and the allowance for credit losses previously deferred for TDRs, is also effective for reporting periods beginning on or after June 15, 2011.  The adoption of this guidance as of July 1, 2011 did not have a material effect on the Company’s results of operations or financial position.

Pending accounting standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts.  The guidance specifies that the costs must be based on successful efforts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct-response advertising accounting criteria are met.  If application of the guidance would result in the capitalization of acquisition costs that had not been capitalized prior to adoption, the entity may elect not to capitalize those additional costs.  The new guidance is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively, with retrospective application permitted.  The Company plans to adopt the new guidance retrospectively.  Upon adoption on January 1, 2012, the deferred policy acquisition costs (“DAC”) balance will be reduced with a corresponding decrease to retained income, net of taxes.  In periods subsequent to January 1, 2012, a lower amount of acquisition costs will be capitalized which will increase operating costs and expenses and the smaller DAC balance will result in decreased amortization of DAC.  The Company is in the process of completing the retrospective adoption calculations and measuring the impact of adoption on the Company’s results of operations and financial position.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued guidance amending the presentation of comprehensive income and its components.  Under the new guidance, an entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements.  Both options require an entity to present reclassification adjustments for items reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The guidance is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively.  Early adoption is permitted.  The impact of adoption is related to presentation only and will have no impact on the Company’s results of operations and financial position.  In October 2011, the FASB announced that they will discuss at a future meeting whether to delay the effective date of certain provisions in the new guidance related to the presentation of reclassification adjustments.

2.  Related Party Transactions

In March 2011, Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, entered into an asset purchase agreement with AIC, which allows RBI to purchase from AIC mortgage loans, participations in mortgage loans, bonds, or real estate acquired in connection with such loans, with an aggregate fair value of up to $25 million.  As consideration for the purchase of the assets, RBI issues notes to AIC.  In March 2011, RBI purchased from AIC real estate with a fair value of $10 million on the date of sale and issued a 5.75% note due March 24, 2018 to AIC for the same amount.  In April 2011, RBI purchased from AIC mortgage loans with a fair value of $4 million on the date of sale and issued a 5.75% note due April 19, 2018 to AIC for the same amount.  In August 2011, RBI purchased from AIC fixed income securities with a fair value of $7 million on the date of sale and issued a 6.35% note due August 23, 2018 to AIC for the same amount.  Since the transactions were between affiliates under common control, the purchased investments were recorded by RBI at AIC’s carrying value on the date of sale.  The investments that were purchased were impaired; therefore, the carrying value on the date of sale equaled fair value.

In June 2011, in accordance with an asset purchase agreement between RBI and American Heritage Life Insurance Company (“AHL”), an unconsolidated affiliate of the Company, RBI purchased from AHL mortgage loans with a fair value of $3 million on the date of sale and issued a 5.80% note due June 17, 2018 for the same amount.  Since the transaction was between affiliates under common control, the mortgage loans were recorded by RBI at AHL’s carrying value on the date of sale.  The mortgage loans that were purchased were impaired loans; therefore, their carrying value on the date of sale equaled fair value.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans (primarily refinances at maturity with no concessions granted to the borrower), fixed income securities, limited partnerships and other investments, as well as mergers completed with equity securities, totaled $450 million and $506 million for the nine months ended September 30, 2011 and 2010, respectively.

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

($ in millions)	Nine months ended September 30,
	2011	2010
Net change in proceeds managed
Net change in short-term investments	$(84)	$148
Operating cash flow (used) provided	$(84)	$148

Net change in liabilities
Liabilities for collateral, beginning of year	$(465)	$(617)
Liabilities for collateral, end of period	(549)	(469)
Operating cash flow provided (used)	$84	$(148)

4.              Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
September 30, 2011
U.S. government and agencies	$1,559	$233	$--	$1,792
Municipal	4,462	429	(97)	4,794
Corporate	28,995	2,189	(333)	30,851
Foreign government	1,037	137	(3)	1,171
Residential mortgage-backed securities (“RMBS”)	3,191	94	(338)	2,947
Commercial mortgage-backed securities (“CMBS”)	1,953	35	(256)	1,732
Asset-backed securities (“ABS”)	2,406	53	(287)	2,172
Redeemable preferred stock	15	1	--	16
Total fixed income securities	$43,618	$3,171	$(1,314)	$45,475

December 31, 2010
U.S. government and agencies	$3,258	$245	$(9)	$3,494
Municipal	5,179	88	(294)	4,973
Corporate	27,509	1,510	(369)	28,650
Foreign government	1,962	303	(8)	2,257
RMBS	4,674	132	(451)	4,355
CMBS	2,121	56	(274)	1,903
ABS	2,768	88	(289)	2,567
Redeemable preferred stock	15	--	--	15
Total fixed income securities	$47,486	$2,422	$(1,694)	$48,214

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of September 30, 2011:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,444	$1,486
Due after one year through five years	10,823	11,319
Due after five years through ten years	13,174	14,131
Due after ten years	12,580	13,420
	38,021	40,356
RMBS and ABS	5,597	5,119
Total	$43,618	$45,475

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed income securities	$558	$615	$1,730	$1,879
Mortgage loans	85	90	258	289
Equity securities	3	1	5	3
Limited partnership interests	18	3	34	10
Short-term investments	1	1	2	3
Other	22	(3)	45	(16)
Investment income, before expense	687	707	2,074	2,168
Investment expense	(26)	(24)	(78)	(78)
Net investment income	$661	$683	$1,996	$2,090

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed income securities	$429	$(18)	$494	$(285)
Mortgage loans	(28)	(1)	(33)	(54)
Equity securities	--	15	14	35
Limited partnership interests	11	(6)	63	(12)
Derivatives	(186)	(25)	(207)	(237)
Other	(8)	(2)	4	3
Realized capital gains and losses	$218	$(37)	$335	$(550)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Impairment write-downs	$(85)	$(78)	$(174)	$(361)
Change in intent write-downs	(3)	(20)	(50)	(100)
Net other-than-temporary impairment losses recognized in earnings	(88)	(98)	(224)	(461)
Sales	481	88	705	148
Valuation of derivative instruments	(196)	10	(227)	(193)
Settlements of derivative instruments	10	(34)	20	(45)
Equity method of accounting (“EMA”) limited partnership income	11	(3)	61	1
Realized capital gains and losses	$218	$(37)	$335	$(550)

Gross gains of $491 million and $204 million and gross losses of $17 million and $139 million were realized on sales of fixed income securities during the three months ended September 30, 2011 and 2010, respectively.  Gross gains of $748 million and $370 million and gross losses of $117 million and $282 million were realized on sales of fixed income securities during the nine months ended September 30, 2011 and 2010, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$--	$--	$--	$(12)	$(3)	$(15)
Corporate	(14)	--	(14)	(18)	1	(17)
RMBS	(35)	(1)	(36)	(93)	(7)	(100)
CMBS	(1)	(3)	(4)	(27)	(10)	(37)
ABS	--	--	--	(6)	2	(4)
Total fixed income securities	(50)	(4)	(54)	(156)	(17)	(173)
Equity securities	--	--	--	(5)	--	(5)
Mortgage loans	(29)	--	(29)	(38)	--	(38)
Limited partnership interests	--	--	--	(1)	--	(1)
Other	(5)	--	(5)	(7)	--	(7)
Other-than-temporary impairment losses	$(84)	$(4)	$(88)	$(207)	$(17)	$(224)

	Three months ended September 30, 2010			Nine months ended September 30, 2010
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$--	$(1)	$(49)	$--	$(49)
Corporate	(9)	(1)	(10)	(51)	1	(50)
RMBS	(25)	(28)	(53)	(174)	(13)	(187)
CMBS	(1)	(26)	(27)	(44)	(37)	(81)
ABS	--	--	--	(8)	(16)	(24)
Total fixed income securities	(36)	(55)	(91)	(326)	(65)	(391)
Mortgage loans	(3)	--	(3)	(50)	--	(50)
Limited partnership interests	(4)	--	(4)	(20)	--	(20)
Other-than-temporary impairment losses	$(43)	$(55)	$(98)	$(396)	$(65)	$(461)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $115 million and $213 million as of September 30, 2011 and December 31, 2010, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2011	December 31, 2010
Municipal	$(5)	$(17)
Corporate	(6)	(1)
RMBS	(214)	(258)
CMBS	(8)	(49)
ABS	(22)	(41)
Total	$(255)	$(366)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Beginning balance	$(544)	$(864)	$(701)	$(808)
Cumulative effect of change in accounting principle	--	81	--	81
Additional credit loss for securities previously other-than-temporarily impaired	(30)	(67)	(62)	(180)
Additional credit loss for securities not previously other-than-temporarily impaired	(21)	(4)	(61)	(118)
Reduction in credit loss for securities disposed or collected	45	42	255	210
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	26	13	27
Change in credit loss due to accretion of increase in cash flows	3	1	9	3
Ending balance	$(547)	$(785)	$(547)	$(785)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
September 30, 2011	value	Gains	Losses	gains (losses)
Fixed income securities	$45,475	$3,171	$(1,314)	$1,857
Equity securities	162	28	(7)	21
Short-term investments	1,866	--	--	--
Derivative instruments (1)	(10)	2	(12)	(10)
EMA limited partnership interests (2)				3
Unrealized net capital gains and losses, pre-tax				1,871
Amounts recognized for:
Insurance reserves (3)				(641)
DAC and DSI (4)				(118)
Amounts recognized				(759)
Deferred income taxes				(394)
Unrealized net capital gains and losses, after-tax				$718

(1)	Included in the fair value of derivative instruments are $(6) million classified as assets and $4 million classified as liabilities.
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

	Fair	Gross unrealized		Unrealized net
December 31, 2010	value	Gains	Losses	gains (losses)
Fixed income securities	$48,214	$2,422	$(1,694)	$728
Equity securities	211	48	(1)	47
Short-term investments	1,257	--	--	--
Derivative instruments (1)	(17)	2	(19)	(17)
Unrealized net capital gains and losses, pre-tax				758
Amounts recognized for:
Insurance reserves				(41)
DAC and DSI				98
Amounts recognized				57
Deferred income taxes				(290)
Unrealized net capital gains and losses, after-tax				$525

(1)	Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the nine months ended September 30, 2011 is as follows:

($ in millions)
Fixed income securities	$1,129
Equity securities	(26)
Derivative instruments	7
EMA limited partnership interests	3
Total	1,113
Amounts recognized for:
Insurance reserves	(600)
DAC and DSI	(216)
Amounts recognized	(816)
Deferred income taxes	(104)
Increase in unrealized net capital gains and losses	$193

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

The Company’s portfolio monitoring process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security.  Inherent in the Company’s evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer.  Some of the factors that may be considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost.

The following table summarizes the gross unrealized losses and fair value of fixed income and equity securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
September 30, 2011
Fixed income securities
U.S. government and agencies	2	$18	$--	--	$--	$--	$--
Municipal	7	78	(1)	104	691	(96)	(97)
Corporate	376	3,293	(112)	100	1,281	(221)	(333)
Foreign government	14	207	(3)	--	--	--	(3)
RMBS	60	134	(6)	162	819	(332)	(338)
CMBS	64	545	(56)	74	530	(200)	(256)
ABS	25	193	(6)	111	1,040	(281)	(287)
Total fixed income securities	548	4,468	(184)	551	4,361	(1,130)	(1,314)
Equity securities	7	80	(7)	--	--	--	(7)
Total fixed income and equity securities	555	$4,548	$(191)	551	$4,361	$(1,130)	$(1,321)

Investment grade fixed income securities	339	$3,427	$(124)	348	$3,125	$(634)	$(758)
Below investment grade fixed income securities	209	1,041	(60)	203	1,236	(496)	(556)
Total fixed income securities	548	$4,468	$(184)	551	$4,361	$(1,130)	$(1,314)

December 31, 2010
Fixed income securities
U.S. government and agencies	13	$348	$(9)	--	$--	$--	$(9)
Municipal	142	1,718	(55)	170	1,145	(239)	(294)
Corporate	340	3,805	(144)	143	1,951	(225)	(369)
Foreign government	16	191	(8)	1	10	--	(8)
RMBS	108	143	(3)	246	1,266	(448)	(451)
CMBS	11	123	(2)	114	836	(272)	(274)
ABS	33	262	(4)	130	1,288	(285)	(289)
Total fixed income securities	663	6,590	(225)	804	6,496	(1,469)	(1,694)
Equity securities	3	17	(1)	--	--	--	(1)
Total fixed income and equity securities	666	$6,607	$(226)	804	$6,496	$(1,469)	$(1,695)

Investment grade fixed income securities	600	$6,222	$(209)	559	$4,853	$(782)	$(991)
Below investment grade fixed income securities	63	368	(16)	245	1,643	(687)	(703)
Total fixed income securities	663	$6,590	$(225)	804	$6,496	$(1,469)	$(1,694)

As of September 30, 2011, $397 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $397 million, $291 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of September 30, 2011, the remaining $924 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $467 million of these unrealized losses were evaluated based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $924 million, $451 million are related to below investment grade fixed income securities and $6 million are related to equity securities.  Of these amounts, $329 million of the below investment grade fixed income securities had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2011.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations.

RMBS, CMBS and ABS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings.  This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for RMBS and ABS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying securities, taking into consideration credit enhancements from reliable bond insurers, where applicable.  Unrealized losses on equity securities are primarily related to temporary equity market fluctuations of securities that are expected to recover.

As of September 30, 2011, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of September 30, 2011, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of September 30, 2011 and December 31, 2010, the carrying value of equity method limited partnership interests totaled $792 million and $610 million, respectively.  The Company recognizes an impairment loss for equity method investments when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnership interests for the three months and nine months ended September 30, 2011 and the three months ended September 30, 2010 and write-downs of $1 million for the nine months ended September 30, 2010.

As of September 30, 2011 and December 31, 2010, the carrying value for cost method limited partnership interests was $714 million and $662 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had no write-downs related to cost method investments for the three months ended September 30, 2011 and write-downs of $4 million for the three months ended September 30, 2010, and write-downs of $1 million and $19 million for the nine months ended September 30, 2011 and 2010, respectively.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Mortgage loan valuation allowances are charged off when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2011.

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

($ in millions)	September 30, 2011			December 31, 2010
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$277	$--	$277	$275	$--	$275
1.0 - 1.25	1,667	--	1,667	1,571	16	1,587
1.26 - 1.50	1,513	20	1,533	1,478	--	1,478
Above 1.50	2,586	128	2,714	2,484	546	3,030
Total non-impaired mortgage loans	$6,043	$148	$6,191	$5,808	$562	$6,370

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2011	December 31, 2010
Impaired mortgage loans with a valuation allowance	$257	$168
Impaired mortgage loans without a valuation allowance	14	15
Total impaired mortgage loans	$271	$183
Valuation allowance on impaired mortgage loans	$70	$84

The average balance of impaired loans was $198 million during the nine months ended September 30, 2011.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended September 30, 2011	Nine months ended September 30, 2011
Beginning balance	$68	$84
Net increase in valuation allowance	29	38
Charge offs	(27)	(52)
Ending balance	$70	$70

The carrying value of past due mortgage loans is as follows:

($ in millions)	September 30, 2011	December 31, 2010
Less than 90 days past due	$--	$12
90 days or greater past due	64	78
Total past due	64	90
Current loans	6,398	6,463
Total mortgage loans	$6,462	$6,553

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

RMBS and ABS:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.

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

OTC derivatives, including interest rate swaps, foreign currency swaps, foreign exchange forward contracts, certain options and certain credit default swaps, are valued using models that rely on inputs such as interest rate yield curves, currency rates, and counterparty credit spreads that are observable for substantially the full term of the contract.  The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

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

RMBS, CMBS and ABS:  Valued based on non-binding broker quotes received from brokers who are familiar with the investments.

•                  Other investments:  Certain OTC derivatives, such as interest rate caps and floors, certain credit default swaps and certain options (including swaptions), are valued using models that are widely accepted in the financial services industry.  These are categorized as Level 3 as a result of the significance of non-market observable inputs such as volatility.  Other primary inputs include interest rate yield curves and credit spreads.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2011:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2011
Assets
Fixed income securities:
U.S. government and agencies	$716	$1,076	$--		$1,792
Municipal	--	4,396	398		4,794
Corporate	--	29,273	1,578		30,851
Foreign government	--	1,171	--		1,171
RMBS	--	2,866	81		2,947
CMBS	--	1,700	32		1,732
ABS	--	591	1,581		2,172
Redeemable preferred stock	--	15	1		16
Total fixed income securities	716	41,088	3,671		45,475
Equity securities	112	37	13		162
Short-term investments	46	1,820	--		1,866
Other investments:
Free-standing derivatives	--	336	1	$(115)	222
Separate account assets	6,791	--	--		6,791
Other assets	1	--	1		2
Total recurring basis assets	7,666	43,281	3,686	(115)	54,518
Non-recurring basis (1)	--	--	155		155
Total assets at fair value	$7,666	$43,281	$3,841	$(115)	$54,673
% of total assets at fair value	14.0%	79.2%	7.0%	(0.2) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(597)		$(597)
Other liabilities:
Free-standing derivatives	--	(189)	(104)	$112	(181)
Total liabilities at fair value	$--	$(189)	$(701)	$112	$(778)
% of total liabilities at fair value	-- %	24.3%	90.1%	(14.4) %	100.0%

(1)   Includes $141 million of mortgage loans and $14 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

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

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2011.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of June 30, 2011	Net income (1)	OCI on Statement of Financial Position	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$433	$--	$(2)	$--	$(22)
Corporate	1,567	(6)	(20)	3	(82)
RMBS	847	--	2	--	(764)
CMBS	904	--	(4)	--	(868)
ABS	1,786	(37)	(73)	--	(88)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	5,538	(43)	(97)	3	(1,824)
Equity securities	13	--	--	--	--
Other investments:
Free-standing derivatives, net	(67)	(40)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$5,485	$(83)	$(97)	$3	$(1,824)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(629)	$2	$--	$--	$--
Total recurring Level 3 liabilities	$(629)	$2	$--	$--	$--

	Purchases	Sales	Issuances	Settlements	Balance as of September 30, 2011
Assets
Fixed income securities:
Municipal	$--	$(11)	$--	$--	$398
Corporate	207	(48)	--	(43)	1,578
RMBS	--	--	--	(4)	81
CMBS	--	--	--	--	32
ABS	67	(1)	--	(73)	1,581
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	274	(60)	--	(120)	3,671
Equity securities	--	--	--	--	13
Other investments:
Free-standing derivatives, net	5	--	--	(1)	(103)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$279	$(60)	$--	$(121)	$3,582

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(15)	$45	$(597)
Total recurring Level 3 liabilities	$--	$--	$(15)	$45	$(597)

(1)    The effect to net income totals $(81) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(93) million in realized capital gains and losses, $13 million in net investment income, $54 million in interest credited to contractholder funds and $(55) million in contract benefits.

(2)    Comprises $1 million of assets and $104 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2011.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2010	Net income (1)	OCI on Statement of Financial Position	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$601	$--	$13	$--	$(33)
Corporate	1,760	27	(2)	183	(193)
RMBS	1,189	(57)	78	--	(821)
CMBS	844	(42)	111	65	(878)
ABS	1,974	17	(47)	--	(183)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	6,369	(55)	153	248	(2,108)
Equity securities	29	(5)	--	--	(10)
Other investments:
Free-standing derivatives, net	(77)	(37)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$6,322	$(97)	$153	$248	$(2,118)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$(24)	$--	$--	$--
Total recurring Level 3 liabilities	$(653)	$(24)	$--	$--	$--

	Purchases	Sales	Issuances	Settlements	Balance as of September 30, 2011
Assets
Fixed income securities:
Municipal	$10	$(193)	$--	$--	$398
Corporate	262	(408)	--	(51)	1,578
RMBS	--	(222)	--	(86)	81
CMBS	--	(66)	--	(2)	32
ABS	146	(131)	--	(195)	1,581
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	418	(1,020)	--	(334)	3,671
Equity securities	--	(1)	--	--	13
Other investments:
Free-standing derivatives, net	20	--	--	(9)	(103)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$438	$(1,021)	$--	$(343)	$3,582

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(42)	$122	$(597)
Total recurring Level 3 liabilities	$--	$--	$(42)	$122	$(597)

(1)    The effect to net income totals $(121) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(122) million in realized capital gains and losses, $28 million in net investment income, $(9) million in interest credited to contractholder funds and $(18) million in contract benefits.

(2)    Comprises $1 million of assets and $104 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of June 30, 2010	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2010
Assets
Fixed income securities:
Municipal	$603	$--	$(1)	$28	$2	$--	$632
Corporate	2,018	14	67	(127)	164	(151)	1,985
RMBS	1,362	(51)	118	(161)	--	--	1,268
CMBS	792	(68)	131	(119)	38	--	774
ABS	1,880	27	56	48	--	(123)	1,888
Redeemable preferred stock	1	--	--	--	--	--	1
Total fixed income securities	6,656	(78)	371	(331)	204	(274)	6,548
Equity securities	29	15	--	(15)	--	--	29
Other investments:
Free-standing derivatives, net	(108)	10	--	5	--	--	(93)	(2)
Other assets	2	--	--	--	--	--	2
Total recurring Level 3 assets	$6,579	$(53)	$371	$(341)	$204	$(274)	$6,486

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(119)	$(23)	$--	$--	$--	$--	$(142)
Total recurring Level 3 liabilities	$(119)	$(23)	$--	$--	$--	$--	$(142)

(1)    The effect to net income totals $(76) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(63) million in realized capital gains and losses, $10 million in net investment income and $(23) million in contract benefits.

(2)  Comprises $4 million of assets and $97 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2010.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2009	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of September 30, 2010
Assets
Fixed income securities:
Municipal	$746	$(10)	$9	$(88)	$2	$(27)	$632
Corporate	2,020	(8)	187	(188)	336	(362)	1,985
Foreign government	20	--	--	(20)	--	--	--
RMBS	1,052	(179)	366	35	--	(6)	1,268
CMBS	1,322	(176)	432	(453)	62	(413)	774
ABS	1,710	43	133	202	--	(200)	1,888
Redeemable preferred stock	1	--	--	--	--	--	1
Total fixed income securities	6,871	(330)	1,127	(512)	400	(1,008)	6,548
Equity securities	27	15	1	(14)	--	--	29
Other investments:
Free-standing derivatives, net	(53)	(55)	--	15	--	--	(93)	(2)
Other assets	2	--	--	--	--	--	2
Total recurring Level 3 assets	$6,847	$(370)	$1,128	$(511)	$400	$(1,008)	$6,486

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(110)	$(35)	$--	$3	$--	$--	$(142)
Total recurring Level 3 liabilities	$(110)	$(35)	$--	$3	$--	$--	$(142)

(1)    The effect to net income totals $(405) million and is reported in the Condensed Consolidated Statements of Operations as follows: $(424) million in realized capital gains and losses, $57 million in net investment income, $(3) million in interest credited to contractholder funds and $(35) million in contract benefits.

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2011 or 2010.

During the three and nine months ended September 30, 2011, certain RMBS, CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in market activity for these assets.  During the three and nine months ended September 30, 2010, certain CMBS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in market activity for these assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three and nine months ended September 30, 2011 and 2010 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three and nine months ended September 30, 2011 and 2010 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the total gains and (losses) included in net income for Level 3 assets and liabilities still held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Assets
Fixed income securities:
Municipal	$--	$--	$--	$(8)
Corporate	(13)	5	1	(27)
RMBS	--	(49)	--	(141)
CMBS	(1)	(22)	(10)	(42)
ABS	(38)	26	(29)	49
Total fixed income securities	(52)	(40)	(38)	(169)
Other investments:
Free-standing derivatives, net	(39)	13	(42)	(44)
Total recurring Level 3 assets	$(91)	$(27)	$(80)	$(213)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$2	$(23)	$(24)	$(35)
Total recurring Level 3 liabilities	$2	$(23)	$(24)	$(35)

The amounts in the table above represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(89) million for the three months ended September 30, 2011 and are reported as follows: $(102) million in realized capital gains and losses, $11 million in net investment income, $57 million in interest credited to contractholder funds and $(55) million in contract benefits.  These gains and losses total $(50) million for the three months ended September 30, 2010 and are reported as follows: $(33) million in realized capital gains and losses, $5 million in net investment income, $1 million in interest credited to contractholder funds and $(23) million in contract benefits.  These gains and losses total $(104) million for the nine months ended September 30, 2011 and are reported as follows: $(116) million in realized capital gains and losses, $36 million in net investment income, $(6) million in interest credited to contractholder funds and $(18) million in contract benefits.  These gains and losses total $(248) million for the nine months ended September 30, 2010 and are reported as follows: $(243) million in realized capital gains and losses, $35 million in net investment income, $(5) million in interest credited to contractholder funds and $(35) million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	September 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,462	$6,484	$6,553	$6,312
Limited partnership interests - cost basis	714	870	662	719
Bank loans	317	301	322	314
Notes due from related party	275	240	275	245

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

Financial liabilities

($ in millions)	September 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$30,909	$31,171	$35,040	$34,056
Notes due to related parties	700	665	677	649
Liability for collateral	549	549	465	465

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of September 30, 2011, the Company pledged $12 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2011.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$101	n/a	$(6)	$--	$(6)
Foreign currency swap agreements	Other investments	152	n/a	(7)	3	(10)
Total		$253	n/a	$(13)	$3	$(16)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	$4,404	n/a	$114	$114	$--
Interest rate swaption agreements	Other investments	500	n/a	--	--	--
Interest rate cap and floor agreements	Other investments	1,726	n/a	(16)	--	(16)
Equity and index contracts
Options, futures and warrants (2)	Other investments	170	20,166	127	127	--
Options, futures and warrants	Other assets	n/a	864	1	1	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	50	n/a	4	4	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	150	n/a	7	7	--
Credit default swaps	Fixed income securities	170	n/a	(118)	--	(118)
Credit default contracts
Credit default swaps – buying protection	Other investments	159	n/a	9	9	--
Credit default swaps – selling protection	Other investments	32	n/a	--	--	--
Other contracts
Other contracts	Other investments	5	n/a	--	--	--
Other contracts	Other assets	4	n/a	1	1	--
Total		$7,375	21,030	$129	$263	$(134)

Total asset derivatives		$7,628	21,030	$116	$266	$(150)

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$84	n/a	$(9)	$--	$(9)
Foreign currency swap agreements	Other liabilities & accrued expenses	50	n/a	(4)	--	(4)
Total		$134	n/a	$(13)	$--	$(13)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$4,522	n/a	$(19)	$72	$(91)
Interest rate cap and floor agreements	Other liabilities & accrued expenses	1,117	n/a	(18)	--	(18)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	346	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	n/a	21,006	(66)	--	(66)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	956	n/a	(97)	--	(97)
Guaranteed withdrawal benefits	Contractholder funds	647	n/a	(51)	--	(51)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,211	n/a	(441)	--	(441)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(8)	--	(8)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	196	n/a	6	7	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	270	n/a	(71)	1	(72)
Total		$12,004	21,352	$(765)	$80	$(845)

Total liability derivatives		$12,138	21,352	$(778)	$80	$(858)

Total derivatives		$19,766	42,382	$(662)

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
Effective portion	2011	2010	2011	2010
Gain (loss) recognized in OCI on derivatives during the period	$20	$(19)	$7	$9
Loss recognized in OCI on derivatives during the term of the hedging relationship	(10)	(12)	(10)	(12)
(Loss) gain reclassified from AOCI into income (net investment income)	(1)	--	--	1
Gain reclassified from AOCI into income (realized capital gains and losses)	--	--	--	2
Ineffective portion and amount excluded from effectiveness testing
Gain recognized in income on derivatives (realized capital gains and losses)	--	--	--	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended September 30, 2011
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$(1)
Subtotal	(1)	--	--	--	(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(130)	--	--	(130)
Equity and index contracts	--	--	--	(71)	(71)
Embedded derivative financial instruments	--	(49)	(55)	87	(17)
Credit default contracts	--	(7)	--	--	(7)
Other contracts	--	--	--	1	1
Subtotal	--	(186)	(55)	17	(224)
Total	$(1)	$(186)	$(55)	$17	$(225)

	Nine months ended September 30, 2011
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(2)	$(8)	$--	$(5)	$(15)
Foreign currency and interest rate contracts	--	--	--	(32)	(32)
Subtotal	(2)	(8)	--	(37)	(47)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(152)	--	--	(152)
Equity and index contracts	--	--	--	(25)	(25)
Embedded derivative financial instruments	--	(53)	(18)	74	3
Credit default contracts	--	6	--	--	6
Other contracts	--	--	--	6	6
Subtotal	--	(199)	(18)	55	(162)
Total	$(2)	$(207)	$(18)	$18	$(209)

	Three months ended September 30, 2010
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(57)	$2	$--	$9	$(46)
Foreign currency and interest rate contracts	--	--	--	25	25
Subtotal	(57)	2	--	34	(21)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(65)	--	--	(65)
Equity and index contracts	--	--	--	70	70
Embedded derivative financial instruments	--	29	(22)	(39)	(32)
Credit default contracts	--	10	--	--	10
Other contracts	--	--	--	1	1
Subtotal	--	(26)	(22)	32	(16)
Total	$(57)	$(24)	$(22)	$66	$(37)

	Nine months ended September 30, 2010
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(170)	$4	$--	$21	$(145)
Foreign currency and interest rate contracts	--	(1)	--	(15)	(16)
Subtotal	(170)	3	--	6	(161)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(212)	--	--	(212)
Equity and index contracts	--	--	--	34	34
Embedded derivative financial instruments	--	(27)	(30)	71	14
Foreign currency contracts	--	4	--	--	4
Credit default contracts	--	(6)	--	--	(6)
Other contracts	--	--	--	3	3
Subtotal	--	(241)	(30)	108	(163)
Total	$(170)	$(238)	$(30)	$114	$(324)

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations.

($ in millions)	Three months ended September 30, 2011
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Net investment income	$1	$--	$--	$(1)
Total	$1	$--	$--	$(1)

	Nine months ended September 30, 2011
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(7)	$(34)	$41	$--
Net investment income	24	--	--	(24)
Realized capital gains and losses	(8)	--	--	--
Total	$9	$(34)	$41	$(24)

	Three months ended September 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$6	$18	$(24)	$--
Net investment income	(32)	--	--	32
Realized capital gains and losses	2	--	--	--
Total	$(24)	$18	$(24)	$32

	Nine months ended September 30, 2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$14	$(39)	$25	$--
Net investment income	(88)	--	--	88
Realized capital gains and losses	4	(1)	--	--
Total	$(70)	$(40)	$25	$88

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions, including interest rate swap, foreign currency swap, interest rate cap, interest rate floor, credit default swap, forward and certain option agreements (including swaptions).  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2011, counterparties pledged $52 million in cash and securities to the Company, and the Company pledged $113 million in securities to counterparties which includes $107 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $6 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2011				December 31, 2010
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)

AA	1	$25	$1	$1	--	$--	$--	$--
AA-	3	3,093	28	4	1	675	19	10
A+	2	2,941	11	2	2	951	14	10
A	2	1,178	19	--	3	772	10	10
A-	--	--	--	--	1	89	32	32
BBB+	2	57	40	40	--	--	--	--
Total	10	$7,294	$99	$47	7	$2,487	$75	$62

(1)	Rating is the lower of S&P or Moody’s ratings.
(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.

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

($ in millions)	September 30, 2011	December 31, 2010
Gross liability fair value of contracts containing credit-risk-contingent features	$224	$368
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(112)	(212)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(107)	(147)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$5	$9

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of September 30, 2011:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$40	$50	$10	$10	$110	$(2)
High yield debt	--	--	--	2	2	--
Municipal	25	--	--	--	25	(4)
Subtotal	65	50	10	12	137	(6)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(32)
First-to-default
Municipal	--	100	--	--	100	(33)
Subtotal	--	100	--	65	165	(65)
Total	$65	$150	$10	$77	$302	$(71)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2010:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$40	$55	$10	$10	$115	$(1)
High yield debt	--	--	--	4	4	--
Municipal	25	--	--	--	25	(6)
Subtotal	65	55	10	14	144	(7)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(19)
First-to-default
Municipal	--	100	--	--	100	(37)
Subtotal	--	100	--	65	165	(56)
Total	$65	$155	$10	$79	$309	$(63)

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

7.             Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Direct	$540	$554	$1,655	$1,671
Assumed
Affiliate	28	27	84	80
Non-affiliate	5	5	15	16
Ceded--non-affiliate	(173)	(186)	(540)	(566)

Premiums and contract charges, net of reinsurance	$400	$400	$1,214	$1,201

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Direct	$557	$602	$1,372	$1,660
Assumed
Affiliate	18	18	56	53
Non-affiliate	4	6	12	18
Ceded--non-affiliate	(202)	(261)	(331)	(596)

Contract benefits, net of reinsurance	$377	$365	$1,109	$1,135

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Direct	$398	$438	$1,216	$1,333
Assumed
Affiliate	2	3	7	8
Non-affiliate	3	2	9	9
Ceded--non-affiliate	(7)	(8)	(21)	(24)

Interest credited to contractholder funds, net of reinsurance	$396	$435	$1,211	$1,326

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

Executive Life of New York (“ELNY”) has been under the jurisdiction of the New York Liquidation Bureau (the “Bureau”) as part of a 1992 court-ordered rehabilitation plan.  ELNY continues to fully pay annuity benefits when due.  The Superintendent of Insurance of the State of New York in conjunction with the New York Attorney General filed a proposed formal plan of liquidation on September 1, 2011 and a public hearing on the proposed plan is scheduled for March 15, 2012.  The current publicly available estimated shortfall from the Bureau is $1.57 billion.  If the proposed plan of liquidation is accepted by the court next year, the Company will have exposure to future guaranty fund assessments.  New York law currently contains an aggregate limit on insurer assessments by the guaranty fund, the Life Insurance Corporation of New York, of $500 million, of which approximately $40 million has been used.

The Company’s three-year average market share for New York as of December 31, 2009, based on assessable premiums, was approximately 2.2%.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future state related taxes.  The Company estimates its exposure to guaranty fund assessments to be $15 million to $20 million, or $4 million to $6 million, net of state related taxes and federal income tax, but the amount will ultimately depend on an approved liquidation plan and the level of guaranty fund system participation.

In addition, the Company plans to participate in an industry sponsored plan to supplement certain ELNY policyholders for an amount not expected to exceed $4 million after-tax.  The Company’s participation is contingent upon certain events including a court ordered liquidation.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $57 million as of September 30, 2011.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2011.

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

9.              Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2011			2010
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$398	$(139)	$259	$651	$(227)	$424
Less: reclassification adjustment of realized capital gains and losses	440	(154)	286	(13)	5	(8)
Unrealized net capital gains and losses	(42)	15	(27)	664	(232)	432
Unrealized foreign currency translation adjustments	2	(1)	1	--	--	--
Other comprehensive (loss) income	$(40)	$14	(26)	$664	$(232)	432
Net income			150			60
Comprehensive income			$124			$492

	Nine months ended September 30,
	2011			2010
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$840	$(294)	$546	$1,866	$(653)	$1,213
Less: reclassification adjustment of realized capital gains and losses	543	(190)	353	(290)	102	(188)
Unrealized net capital gains and losses	297	(104)	193	2,156	(755)	1,401
Unrealized foreign currency translation adjustments	5	(2)	3	--	--	--
Other comprehensive income	$302	$(106)	196	$2,156	$(755)	1,401
Net income (loss)			374			(85)
Comprehensive income			$570			$1,316

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of September 30, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

November 4, 2011

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTHS PERIODS ENDED SEPTEMBER 31, 2011 AND 2010

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

OPERATIONS HIGHLIGHTS

•               Net income was $150 million and $374 million in the third quarter and first nine months of 2011, respectively, compared to net income of $60 million and a net loss of $85 million in the third quarter and first nine months of 2010, respectively.

•               Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $377 million in the third quarter 2011, an increase of 3.3% from the prior year period, and $1.12 billion in the first nine months of 2011, an increase of 2.9% from the prior year period.

•               Net realized capital gains totaled $218 million and $335 million in the third quarter and first nine months of 2011, respectively, compared to net realized capital losses of $37 million and $550 million in the third quarter and first nine months of 2010, respectively.

•               Investments as of September 30, 2011 totaled $57.27 billion, reflecting a decrease in carrying value of $2.17 billion from $59.44 billion as of December 31, 2010.  Net investment income decreased 3.2% to $661 million in the third quarter 2011 and 4.5% to $2.00 billion in the first nine months of 2011 from $683 million and $2.09 billion in the third quarter and first nine months of 2010, respectively.

•               Contractholder funds as of September 30, 2011 totaled $42.32 billion, reflecting decreases of $4.14 billion from $46.46 billion as of December 31, 2010 and $4.86 billion from $47.18 billion as of September 30, 2010.

OPERATIONS

Summary analysis  Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Premiums	$145	$151	$461	$458
Contract charges	255	249	753	743
Net investment income	661	683	1,996	2,090
Realized capital gains and losses	218	(37)	335	(550)
Total revenues	1,279	1,046	3,545	2,741

Costs and expenses
Contract benefits	(377)	(365)	(1,109)	(1,135)
Interest credited to contractholder funds	(396)	(435)	(1,211)	(1,326)
Amortization of DAC	(198)	(69)	(412)	(150)
Operating costs and expenses	(73)	(85)	(229)	(254)
Restructuring and related charges	--	--	2	1
Interest expense	(12)	(11)	(34)	(33)
Total costs and expenses	(1,056)	(965)	(2,993)	(2,897)

Gain on disposition of operations	2	4	6	7
Income tax (expense) benefit	(75)	(25)	(184)	64
Net income (loss)	$150	$60	$374	$(85)

Investments as of September 30			$57,274	$60,747

Net income in the third quarter of 2011 was $150 million compared to $60 million in the same period of 2010.  The $90 million increase was primarily due to net realized capital gains in the current year compared to net realized capital losses in the prior year and decreased interest credited to contractholder funds, partially offset by higher amortization of deferred policy acquisition costs (“DAC”) and lower net investment income.

Net income in the first nine months of 2011 was $374 million compared to a net loss of $85 million in the first nine months of 2010.  The $459 million improvement was primarily due to net realized capital gains in the current year compared to net realized capital losses in the prior year, decreased interest credited to contractholder funds and lower contract benefits, partially offset by higher amortization of DAC and lower net investment income.

Analysis of revenues  Total revenues increased 22.3% or $233 million in the third quarter of 2011 and 29.3% or $804 million in the first nine months of 2011 compared to the same periods of 2010 due to net realized capital gains in the current year compared to net realized capital losses in the prior year, partially offset by lower net investment income.

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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Underwritten products
Traditional life insurance premiums	$105	$100	$314	$302
Accident and health insurance premiums	24	25	73	72
Interest-sensitive life insurance contract charges	248	240	729	711
Subtotal	377	365	1,116	1,085

Annuities
Immediate annuities with life contingencies premiums	16	26	74	84
Other fixed annuity contract charges	7	9	24	32
Subtotal	23	35	98	116

Life and annuity premiums and contract charges (1)	$400	$400	$1,214	$1,201

(1)

Contract charges related to the cost of insurance totaled $165 million and $159 million in the third quarter of 2011 and 2010, respectively, and $484 million and $469 million in the first nine months of 2011 and 2010, respectively.

Total premiums and contract charges in the third quarter of 2011 were consistent with the same period of 2010.  Total premiums and contract charges increased 1.1% in the first nine months of 2011 compared to the same period of 2010 primarily due to higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders and lower reinsurance premiums on traditional life insurance, partially offset by lower sales of immediate annuities with life contingencies.  Sales of immediate annuities with life contingencies fluctuate with changes in our pricing competitiveness relative to other insurers.

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Contractholder funds, beginning balance	$43,492	$47,697	$46,458	$50,850

Deposits
Fixed annuities	132	223	438	751
Interest-sensitive life insurance	299	345	899	1,087
Total deposits	431	568	1,337	1,838

Interest credited	391	433	1,195	1,322

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(26)	(3)	(819)	(1,784)
Benefits	(394)	(393)	(1,130)	(1,174)
Surrenders and partial withdrawals	(1,342)	(1,035)	(3,866)	(3,138)
Contract charges	(240)	(231)	(714)	(685)
Net transfers from separate accounts	3	3	9	8
Fair value hedge adjustments for institutional products	--	24	(34)	(173)
Other adjustments (1)	1	114	(120)	113
Total maturities, benefits, withdrawals and other adjustments	(1,998)	(1,521)	(6,674)	(6,833)
Contractholder funds, ending balance	$42,316	$47,177	$42,316	$47,177

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

Contractholder funds decreased 2.7% and 8.9% in the third quarter and first nine months of 2011, respectively, compared to decreases of 1.1% and 7.2% in the third quarter and first nine months of 2010, respectively, reflecting our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 9.6% and 9.4% in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010.

Contractholder deposits decreased 24.1% and 27.3% in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010 primarily due to lower deposits on fixed annuities.

Maturities and retirements of institutional products decreased $965 million to $819 million in the first nine months of 2011 from $1.78 billion in the same period of 2010, reflecting the continuing decline in these obligations over the past three years.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 29.7% to $1.34 billion in the third quarter of 2011 and 23.2% to $3.87 billion in the first nine months of 2011 from $1.04 billion and $3.14 billion in the third quarter and first nine months of 2010, respectively, primarily due to higher surrenders and partial withdrawals on fixed annuities, partially offset by lower surrenders and partial withdrawals on interest-sensitive life insurance products.  The increase for fixed annuities resulted from an increased number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge as well as crediting rate actions taken by management.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 13.4% in the first nine months of 2011 compared to 10.2% in the first nine months of 2010.

Analysis of costs and expenses  Total costs and expenses increased 9.4% or $91 million in the third quarter of 2011 and 3.3% or $96 million in the first nine months of 2011 compared to the same periods of 2010 primarily due to higher amortization of DAC, partially offset by lower interest credited to contractholder funds.

Contract benefits increased 3.3% or $12 million in the third quarter of 2011 compared to the third quarter of 2010 primarily due to unfavorable mortality in interest-sensitive life insurance products.  Contract benefits decreased 2.3% or $26 million in the first nine months of 2011 compared to the same period of 2010 primarily due to reserve reestimations recorded in second quarter 2010 that did not recur in 2011.

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

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $135 million and $405 million in the third quarter and first nine months of 2011, respectively, compared to $134 million and $412 million in the third quarter and first nine months of 2010, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Life insurance	$86	$88	$270	$192
Accident and health insurance	8	8	17	23
Annuities	(26)	(17)	(46)	(11)
Total benefit spread	$68	$79	$241	$204

Benefit spread decreased 13.9% or $11 million in the third quarter of 2011 compared to the third quarter of 2010 primarily due to unfavorable mortality experience on annuities and interest-sensitive life insurance.  Benefit spread increased 18.1% or $37 million in the first nine months of 2011 compared to the same period of 2010 primarily due to reestimations of reserves that increased contract benefits for interest-sensitive life insurance and decreased contract benefits for immediate annuities with life contingencies in 2010.

Interest credited to contractholder funds decreased 9.0% or $39 million in the third quarter of 2011 and 8.7% or $115 million in the first nine months of 2011 compared to the same periods of 2010 primarily due to lower average contractholder funds and lower interest crediting rates on deferred fixed annuities, interest-sensitive life insurance and immediate fixed annuities.  Additionally, valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $6 million in the third quarter of 2011 and decreased interest credited to contractholder funds by $2 million in the first nine months of 2011.

Amortization of deferred sales inducement costs in the third quarter and first nine months of 2011 was $8 million and $23 million, respectively, compared to $3 million and $14 million in the third quarter and first nine months of 2010, respectively.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Annuities and institutional products	$48	$44	$147	$148
Life insurance	18	12	46	26
Accident and health insurance	1	2	6	6
Net investment income on investments supporting capital	63	56	181	172
Total investment spread	$130	$114	$380	$352

Investment spread increased 14.0% or $16 million in the third quarter of 2011 and 8.0% or $28 million in the first nine months of 2011 compared to the same periods of 2010 as actions to improve investment portfolio yields and lower crediting rates more than offset the effect of the continuing decline in our spread-based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2011	2010	2011	2010	2011	2010
Interest-sensitive life insurance	5.4%	5.5%	4.1%	4.4%	1.3%	1.1%
Deferred fixed annuities and institutional products	4.7	4.4	3.3	3.3	1.4	1.1
Immediate fixed annuities with and without life contingencies	6.4	6.3	6.2	6.3	0.2	--
Investments supporting capital, traditional life and other products	3.9	3.8	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2011	2010	2011	2010	2011	2010
Interest-sensitive life insurance	5.4%	5.5%	4.2%	4.5%	1.2%	1.0%
Deferred fixed annuities and institutional products	4.6	4.4	3.3	3.3	1.3	1.1
Immediate fixed annuities with and without life contingencies	6.3	6.4	6.2	6.4	0.1	--
Investments supporting capital, traditional life and other products	3.9	3.8	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	September 30,
	2011	2010
Immediate fixed annuities with life contingencies	$8,796	$8,646
Other life contingent contracts and other	4,749	4,596
Reserve for life-contingent contract benefits	$13,545	$13,242

Interest-sensitive life insurance	$10,126	$9,953
Deferred fixed annuities	26,016	30,042
Immediate fixed annuities without life contingencies	3,734	3,807
Institutional products	1,914	2,678
Market value adjustments related to fair value hedges and other	526	697
Contractholder funds	$42,316	$47,177

Amortization of DAC increased $129 million in the third quarter of 2011 and $262 million in the first nine months of 2011 compared to the same periods of 2010.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Amortization of DAC before amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged and changes in assumptions	$(83)	$(80)	$(242)	$(176)
(Amortization) accretion relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	(115)	11	(157)	13
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”)	--	--	(13)	13
Total amortization of DAC	$(198)	$(69)	$(412)	$(150)

(1)

The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The increase of $129 million in the third quarter of 2011 was primarily due to higher amortization relating to realized capital gains and losses.  The increase of $262 million in the first nine months of 2011 was primarily due to increased amortization relating to realized capital gains, lower amortization in the second quarter of 2010 resulting from decreased benefit spread on interest-sensitive life insurance due to the reestimation of reserves, and an unfavorable change in amortization acceleration/deceleration for changes in assumptions.  DAC amortization relating to realized capital gains and losses primarily resulted from realized capital gains on sales of fixed income securities in 2011.

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

Operating costs and expenses decreased 14.1% and 9.8% in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Non-deferrable acquisition costs	$20	$22	$58	$64
Other operating costs and expenses	53	63	171	190
Total operating costs and expenses	$73	$85	$229	$254

Restructuring and related charges	$--	$--	$(2)	$(1)

Non-deferrable acquisition costs decreased 9.1% or $2 million and 9.4% or $6 million in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010 primarily due to lower premium tax expenses and lower non-deferrable commissions.  Other operating costs and expenses decreased 15.9% or $10 million and 10.0% or $19 million in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010.  The declines were primarily due to lower employee and professional service costs and reduced insurance department expense assessments.

Income tax expense of $75 million and $184 million was recognized for the third quarter and first nine months of 2011, respectively, compared to an income tax expense of $25 million and an income tax benefit of $64 million in the same periods of 2010, respectively.  This change was due to the proportionate change in the income on which the income tax expense was determined.

INVESTMENTS HIGHLIGHTS

•                  Investments as of September 30, 2011 totaled $57.27 billion, a decrease of 3.6% from $59.44 billion as of December 31, 2010.

•                Unrealized net capital gains totaled $1.87 billion as of September 30, 2011, improving from $758 million as of December 31, 2010.

•                As of September 30, 2011, 49% of our below investment grade gross unrealized losses were concentrated in residential mortgage-backed securities, specifically Alt-A residential mortgage-backed securities and Subprime residential mortgage-backed securities.  The fair value of these securities totaled $602 million, a decrease of 8.5%, compared to $658 million as of December 31, 2010.  Gross unrealized losses on these securities totaled $272 million as of September 30, 2011, an improvement of 16.3%, compared to $325 million as of December 31, 2010.

•                  Net investment income was $661 million in the third quarter of 2011, a decrease of 3.2% from $683 million in the third quarter of 2010, and $2.00 billion in the first nine months of 2011, a decrease of 4.5% from $2.09 billion in the first nine months of 2010.

•                  Net realized capital gains were $218 million in the third quarter of 2011 compared to net realized capital losses of $37 million in the third quarter of 2010.  Net realized capital gains were $335 million in the first nine months of 2011 compared to net realized capital losses of $550 million in the first nine months of 2010.

INVESTMENTS

Early in 2011, we executed yield and return enhancement strategies to optimize the maturity profile of our fixed income portfolio.  We shifted out of longer term fixed rate and shorter term lower yielding securities into intermediate-term maturity securities.  Additionally, we increased our exposure to high yield corporate bonds through a higher targeted allocation and reinvestment of proceeds from the sale of lower rated structured securities.  During the third quarter of 2011, we capitalized on valuation gains on foreign government, U.S. Treasury and other fixed income securities that resulted from historically low interest rates through sales which generated $459 million of realized capital gains.  Proceeds were primarily invested in intermediate-term corporate bonds at current market rates.

The composition of the investment portfolio as of September 30, 2011 is presented in the table below.

($ in millions)	Investments	Percent to total
Fixed income securities (1)	$45,475	79.4%
Mortgage loans	6,462	11.3
Equity securities (2)	162	0.3
Limited partnership interests (3)	1,506	2.6
Short-term (4)	1,866	3.3
Policy loans	834	1.4
Other	969	1.7
Total	$57,274	100.0%

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $43.62 billion.
(2)	Equity securities are carried at fair value. Cost basis for these securities was $141 million.
(3)	We have commitments to invest in additional limited partnership interests totaling $780 million.
(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $1.87 billion.

Total investments decreased to $57.27 billion as of September 30, 2011, from $59.44 billion as of December 31, 2010, primarily due to net reductions in contractholder obligations of $4.14 billion, partially offset by higher valuations of fixed income securities.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically referenced as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  U.S. Treasury securities continue to trade in active markets, and the yield curve on U.S. Treasury securities remains an appropriate basis for determining risk-free rates.  The increase in valuation of fixed income securities for the nine months ended September 30, 2011 was due to declining risk-free interest rates, partially offset by widening credit spreads.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of September 30, 2011	Percent to total investments	Fair value as of December 31, 2010	Percent to total investments
U.S. government and agencies	$1,792	3.1%	$3,494	5.9%
Municipal	4,794	8.4	4,973	8.4
Corporate	30,851	53.9	28,650	48.2
Foreign government	1,171	2.0	2,257	3.8
Residential mortgage-backed securities (“RMBS”)	2,947	5.2	4,355	7.3
Commercial mortgage-backed securities (“CMBS”)	1,732	3.0	1,903	3.2
Asset-backed securities (“ABS”)	2,172	3.8	2,567	4.3
Redeemable preferred stock	16	--	15	--
Total fixed income securities	$45,475	79.4%	$48,214	81.1%

As of September 30, 2011, 92.3% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners (“NAIC”), and/or internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of September 30, 2011.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$1,792	$233	$--	$--	$--	$--

Municipal
Tax exempt	--	--	27	1	--	--
Taxable	200	23	2,671	283	1,090	85
Auction rate securities (“ARS”)	296	(23)	15	(3)	26	(5)

Corporate
Public	713	45	1,717	128	7,189	558
Privately placed	644	38	1,276	88	3,609	263

Foreign government	437	93	100	5	335	18

RMBS
U.S. government sponsored entities (“U.S. Agency”)	1,355	70	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	203	4	21	(1)	168	3
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	34	(1)	70	1
Subprime residential mortgage-backed securities (“Subprime”)	--	--	48	(19)	38	(8)

CMBS	924	21	204	(14)	177	(41)

ABS
Collateralized debt obligations (“CDO”)	69	(3)	693	(35)	345	(78)
Consumer and other asset-backed securities (“Consumer and other ABS”)	265	16	143	3	142	2

Redeemable preferred stock	--	--	1	--	--	--

Total fixed income securities	$6,898	$517	$6,950	$435	$13,189	$798

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$--	$--	$--	$--	$1,792	$233

Municipal
Tax exempt	10	--	--	--	37	1
Taxable	391	(17)	57	(11)	4,409	363
ARS	11	(1)	--	--	348	(32)

Corporate
Public	7,801	554	1,142	(25)	18,562	1,260
Privately placed	5,793	200	967	7	12,289	596

Foreign government	299	18	--	--	1,171	134

RMBS
U.S. Agency	--	--	--	--	1,355	70
Prime	33	1	227	(4)	652	3
Alt-A	28	--	234	(48)	366	(48)
Subprime	52	(23)	436	(219)	574	(269)

CMBS	259	(91)	168	(96)	1,732	(221)

ABS
CDO	193	(72)	237	(66)	1,537	(254)
Consumer and other ABS	68	1	17	(2)	635	20

Redeemable preferred stock	15	1	--	--	16	1

Total fixed income securities	$14,953	$571	$3,485	$(464)	$45,475	$1,857

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $4.79 billion as of September 30, 2011 with an unrealized net capital gain of $332 million.  The municipal bond portfolio includes general obligations of state and local issuers, revenue bonds and pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $34 million of pre-refunded bonds, as of September 30, 2011.

($ in millions) State	State general obligation	Local general obligation	Revenue (1)	Fair value	Amortized cost	Average credit rating (2)
California	$67	$322	$295	$684	$653	A
Texas	--	277	251	528	486	Aa
New York	17	4	346	367	342	Aa
Delaware	--	--	248	248	257	Aa
Illinois	--	96	136	232	205	Aa
New Jersey	84	23	96	203	190	A
Oregon	--	164	30	194	175	A
Florida	27	39	125	191	173	Aa
Ohio	--	83	90	173	152	Aa
Michigan	34	59	68	161	146	Aa
All others	221	257	1,301	1,779	1,654	A
Total	$450	$1,324	$2,986	$4,760	$4,433	Aa

(1)  The nature of the activities supporting revenue bonds is highly diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

(2)  The municipal bonds are rated by third party credit rating agencies, the NAIC and/or internally rated.

Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor.  We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments.  As a result of downgrades in the insurers’ credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor.  As of September 30, 2011, 99.5% of our insured municipal bond portfolio is rated investment grade.  Given the effects of the economic crisis on bond insurers, the value inherent in the insurance has declined.  Further, we believe the fair value of our insured municipal bond portfolio substantially reflects the decline in the value of the insurance.  We believe that the loss of the benefit of insurance would not result in a material adverse impact on our results of operations, financial position or liquidity.

Corporate bonds, including publicly traded and privately placed, totaled $30.85 billion as of September 30, 2011 with an unrealized net capital gain of $1.86 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $2.95 billion, with 69.6% rated investment grade, as of September 30, 2011.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $244 million as of September 30, 2011 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to higher risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  The following table shows our RMBS portfolio as of September 30, 2011 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$--	$--	$148	$3	$49	$2	$--	$--	$197	$5
2009	197	6	40	1	7	--	--	--	244	7
2008	199	10	--	--	--	--	--	--	199	10
2007	59	3	110	3	24	(12)	157	(83)	350	(89)
2006	59	4	85	1	84	(13)	113	(55)	341	(63)
2005	230	11	91	(6)	85	(9)	161	(84)	567	(88)
Pre-2005	611	36	178	1	117	(16)	143	(47)	1,049	(26)
Total	$1,355	$70	$652	$3	$366	$(48)	$574	$(269)	$2,947	$(244)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of September 30, 2011, $528 million of the Prime had fixed rate underlying collateral and $124 million had variable rate underlying collateral.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  As of September 30, 2011, $305 million of the Alt-A had fixed rate underlying collateral and $61 million had variable rate underlying collateral.

Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $412 million and $162 million of first lien and second lien securities, respectively.  As of September 30, 2011, $328 million of the Subprime had fixed rate underlying collateral and $246 million had variable rate underlying collateral.

CMBS totaled $1.73 billion, with 90.3% rated investment grade, as of September 30, 2011.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 96.2% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio as of September 30, 2011 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$263	$(30)
2006	507	(146)
2005	276	(48)
Pre-2005	686	3
Total CMBS	$1,732	$(221)

The unrealized net capital loss of $221 million as of September 30, 2011 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, largely due to the macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  CMBS credit spreads in most rating classes remain wider than at initial purchase, which is particularly evident in our 2005-2007 vintage year CMBS.

ABS, including CDO and Consumer and other ABS, totaled $2.17 billion, with 88.3% rated investment grade, as of September 30, 2011.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $234 million as of September 30, 2011 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.54 billion, with 84.6% rated investment grade, as of September 30, 2011.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.24 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $155 million.  The remaining $294 million of securities consisted of synthetic CDO, trust preferred CDO, project finance CDO, market value CDO, collateralized bond obligations and other CLO with unrealized losses of $99 million.

Consumer and other ABS totaled $635 million, with 97.3% rated investment grade, as of September 30, 2011.  Consumer and other ABS consists of $251 million of consumer auto and $384 million of other ABS with unrealized gains of $4 million and $16 million, respectively.

Mortgage loans  Our mortgage loan portfolio totaled $6.46 billion as of September 30, 2011, compared to $6.55 billion as of December 31, 2010, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.

We recognized $29 million and $38 million of realized capital losses related to net increases in the valuation allowance on impaired mortgage loans for the three months and nine months ended September 30, 2011, respectively, primarily due to the risk associated with refinancing near-term maturities, and decreases in occupancy which resulted in deteriorating debt service coverage and declines in property valuations.  While property valuations show signs of stabilization or recovery in many larger, primary markets, valuations in many smaller cities remain under stress.

For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund sponsors, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of September 30, 2011.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$565	$149	$--	$--	$714
Equity method of accounting (“EMA”)	401	164	1	226	792
Total	$966	$313	$1	$226	$1,506

Number of sponsors	84	28	1	7
Number of individual funds	134	52	2	13
Largest exposure to single fund	$38	$20	$1	$29

Our aggregate limited partnership exposure represented 2.6% and 2.1% of total invested assets as of September 30, 2011 and December 31, 2010, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended September 30,
	2011				2010
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$14	$10	$24	$--	$3	$1	$4	$--
Real estate funds	4	5	9	--	--	(4)	(4)	(4)
Hedge funds	--	(1)	(1)	--	--	--	--	--
Tax credit funds	--	(3)	(3)	--	--	--	--	--
Total	$18	$11	$29	$--	$3	$(3)	$--	$(4)

	Nine months ended September 30,
	2011				2010
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$30	$45	$75	$(1)	$10	$20	$30	$(2)
Real estate funds	4	21	25	--	--	(25)	(25)	(18)
Hedge funds	--	(1)	(1)	--	--	6	6	--
Tax credit funds	--	(4)	(4)	--	--	--	--	--
Total	$34	$61	$95	$(1)	$10	$1	$11	$(20)

(1) Impairment write-downs related to Cost limited partnerships were zero and $1 million in the three months and nine months ended September 30, 2011, respectively, compared to $4 million and $19 million in the three months and nine months ended September 30, 2010, respectively.  There were no impairment write-downs related to EMA limited partnerships in the three months ended September 30, 2011 and 2010 and nine months ended September 30, 2011.  Impairment write-downs related to EMA limited partnerships were $1 million in the nine months ended September 30, 2010.

Limited partnership interests, excluding impairment write-downs, produced income of $29 million and $95 million in the three months and nine months ended September 30, 2011, respectively, compared to no income or loss in the three months ended September 30, 2010 and income of $11 million in the nine months ended September 30, 2010.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on Cost limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $1.87 billion as of September 30, 2011 compared to unrealized net capital gains of $758 million as of December 31, 2010.  The improvement since December 31, 2010 was due to declining risk-free interest rates, partially offset by widening credit spreads.  The following table presents unrealized net capital gains and losses, pre-tax.

($ in millions)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
U.S. government and agencies	$233	$204	$207	$236
Municipal	332	5	(170)	(206)
Corporate	1,856	1,420	1,102	1,141
Foreign government	134	281	266	295
RMBS	(244)	(228)	(238)	(319)
CMBS	(221)	(100)	(105)	(218)
ABS	(234)	(170)	(186)	(201)
Reedemable preferred stock	1	1	--	--
Fixed income securities (1)	1,857	1,413	876	728
Equity securities	21	44	59	47
EMA limited partnership interests	3	3	4	--
Derivatives	(10)	(31)	(26)	(17)
Unrealized net capital gains and losses, pre-tax	$1,871	$1,429	$913	$758

(1) Unrealized net capital gains and losses for fixed income securities as of September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010 comprise $(140) million, $(141) million, $(159) million and $(153) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $2.00 billion, $1.55 billion, $1.04 billion and $881 million, respectively, related to other unrealized net capital gains and losses.

The unrealized net capital gains for the fixed income portfolio totaled $1.86 billion and comprised $3.17 billion of gross unrealized gains and $1.31 billion of gross unrealized losses as of September 30, 2011.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $728 million, comprised of $2.42 billion of gross unrealized gains and $1.69 billion of gross unrealized losses as of December 31, 2010.

Gross unrealized gains and losses as of September 30, 2011 on fixed income securities by type and sector are provided in the table below.

($ in millions)					Fair value	Amortized cost as a percent of par value (2)	Fair value as a percent of par value (2)

	Par value (1)	Amortized cost	Gross unrealized
			Gains	Losses
Corporate:
Banking	$2,401	$2,354	$74	$(152)	$2,276	98.0%	94.8%
Financial services	2,183	2,189	116	(38)	2,267	100.3	103.8
Consumer goods (cyclical and non-cyclical)	5,294	5,367	376	(30)	5,713	101.4	107.9
Capital goods	3,515	3,527	319	(26)	3,820	100.3	108.7
Utilities	5,979	5,973	645	(24)	6,594	99.9	110.3
Transportation	1,613	1,611	153	(15)	1,749	99.9	108.4
Communications	1,788	1,803	103	(12)	1,894	100.8	105.9
Basic industry	1,402	1,411	89	(10)	1,490	100.6	106.3
Energy	2,118	2,147	169	(7)	2,309	101.4	109.0
Technology	1,180	1,204	67	(6)	1,265	102.0	107.2
Other	1,493	1,409	78	(13)	1,474	94.4	98.7
Total corporate fixed income portfolio	28,966	28,995	2,189	(333)	30,851	100.1	106.5

U.S. government and agencies	1,952	1,559	233	--	1,792	79.9	91.8
Municipal	6,068	4,462	429	(97)	4,794	73.5	79.0
Foreign government	1,159	1,037	137	(3)	1,171	89.5	101.0
RMBS	3,584	3,191	94	(338)	2,947	89.0	82.2
CMBS	1,979	1,953	35	(256)	1,732	98.7	87.5
ABS	2,721	2,406	53	(287)	2,172	88.4	79.8
Redeemable preferred stock	14	15	1	--	16	107.1	114.3
Total fixed income securities	$46,443	$43,618	$3,171	$(1,314)	$45,475	93.9	97.9

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $473 million, $948 million, $1.87 billion and $382 million, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.5% for corporates, 103.4% for U.S. government and agencies, 99.0% for municipals and 102.3% for foreign governments.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 106.9% for corporates, 109.2% for U.S. government and agencies, 108.3% for municipals and 108.4% for foreign governments.

The banking, financial services, consumer goods, capital goods and utilities, sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2011.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $21 million and comprised $28 million of gross unrealized gains and $7 million of gross unrealized losses as of September 30, 2011.  This is compared to an unrealized net capital gain for the equity portfolio totaling $47 million, comprised of $48 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2010.

We continue to monitor our fixed income and equity securities in the European Union (“EU”).  As of September 30, 2011, the total fair value of these investments in the EU is $2.98 billion, with net unrealized capital gains of $75 million, comprised of $180 million of gross unrealized gains and $105 million of gross unrealized losses.  The following table summarizes our total exposure related to Greece, Ireland, Italy, Portgual and Spain (collectively “GIIPS”) and the EU.

($ in millions)	Banking		Sovereign		Other corporate		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
GIIPS
Fixed income securities	$22	$(8)	$3	$--	$480	$(25)	$505	$(33)
Total	22	(8)	3	--	480	(25)	505	(33)

EU non-GIIPS
Fixed income securities	315	(47)	86	--	2,049	(25)	2,450	(72)
Equity securities	--	--	--	--	21	--	21	--
Total	315	(47)	86	--	2,070	(25)	2,471	(72)
Total EU	$337	$(55)	$89	$--	$2,550	$(50)	$2,976	$(105)

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position as of September 30, 2011 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of September 30, 2011.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$18	$--	$--	$--	$18	$--
Municipal	729	(85)	40	(12)	769	(97)
Corporate	3,374	(255)	1,200	(78)	4,574	(333)
Foreign government	207	(3)	--	--	207	(3)
RMBS	265	(56)	688	(282)	953	(338)
CMBS	914	(158)	161	(98)	1,075	(256)
ABS	1,045	(201)	188	(86)	1,233	(287)
Total	$6,552	$(758)	$2,277	$(556)	$8,829	$(1,314)

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

As of September 30, 2011, 49% of our below investment grade gross unrealized losses were concentrated in RMBS, specifically Alt-A and Subprime.  The fair value of these securities totaled $602 million, a decrease of 8.5%, compared to $658 million as of December 31, 2010.  Gross unrealized losses on these securities totaled $272 million as of September 30, 2011, an improvement of 16.3%, compared to $325 million as of December 31, 2010, due to impairment write-downs, principal collections and sales, partially offset by the downgrade of certain securities to below investment grade and lower valuations.  In addition, as of September 30, 2011, the fair value of our below investment grade CMBS with gross unrealized losses totaled $161 million compared to $136 million as of December 31, 2010.  As of September 30, 2011, gross unrealized losses for our below investment grade CMBS portfolio totaled $98 million, an improvement of 26.3% from $133 million as of December 31, 2010, due to sales, impairment write-downs and improved valuations, partially offset by the downgrade of certain securities to below investment grade.

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

Other-than-temporary impairment assessment for below investment grade Alt-A and Subprime RMBS

As of September 30, 2011, the fair value of our below investment grade Alt-A securities with gross unrealized losses totaled $200 million, an increase of 19.0% compared to $168 million as of December 31, 2010.  As of September 30, 2011, gross unrealized losses for our below investment grade Alt-A portfolio totaled $50 million, an increase of 19.0% compared to $42 million as of December 31, 2010, due to lower valuations and the downgrade of certain securities to below investment grade, partially offset by impairment write-downs and principal collections.  For our below investment grade Alt-A securities with gross unrealized gains of $3 million, we have recognized cumulative write-downs in earnings totaling $4 million as of September 30, 2011.

As of September 30, 2011, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $402 million, a decrease of 18.0% compared to $490 million as of December 31, 2010, primarily due to sales.  As of September 30, 2011, gross unrealized losses for our below investment grade Subprime portfolio totaled $222 million, an improvement of 21.6% compared to $283 million as of December 31, 2010, due to impairment write-downs, principal collections and sales, partially offset by the downgrade of certain securities to below investment grade and lower valuations.  For our below investment grade Subprime with gross unrealized gains totaling $3 million, we have recognized cumulative write-downs in earnings totaling $88 million as of September 30, 2011.

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

95.0% and 5.0% of the fair value of our below investment grade Alt-A securities with gross unrealized losses were issued with Aaa and Aa original ratings and capital structure classifications, respectively.  76.4%, 20.6% and 3.0% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, Alt-A and Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  While the projected cash flow assumptions for our below investment grade Alt-A and Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Alt-A securities with gross unrealized losses, by credit rating.

($ in millions)	September 30, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	1.4%	6.9%	6.6%	1.3%	0.3%	4.5%	1.7%	n/a
Projected additional collateral losses to be incurred (2)	11.6%	21.0%	20.6%	8.1%	4.8%	16.7%	9.1%	n/a
Class-level
Average remaining credit enhancement (3)	12.1%	4.2%	4.5%	13.4%	8.0%	22.9%	13.9%	n/a
Security-specific
Number of positions	1	16	17	5	4	2	11	28
Par value	$9	$215	$224	$38	$23	$17	$78	$302
Amortized cost	$9	$166	$175	$39	$22	$14	$75	$250
Fair value	$9	$125	$134	$37	$18	$11	$66	$200
Gross unrealized losses
Total	$--	$(41)	$(41)	$(2)	$(4)	$(3)	$(9)	$(50)
12-24 months (4)	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (5)	$--	$(40)	$(40)	$(2)	$(4)	$(1)	$(7)	$(47)
Cumulative write-downs recognized (6)	$--	$(39)	$(39)	$--	$--	$--	$--	$(39)
Principal payments received during the period (7)								$16

	December 31, 2010
	With other-than-temporary impairments recorded in earnings				Without other-than-temporary impairments recorded in earnings
	Ba	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	0.5%	0.7%	5.9%	5.7%	0.1%	1.2%	2.5%	1.8%	n/a
Projected additional collateral losses to be incurred (2)	9.9%	22.5%	20.5%	20.3%	4.8%	11.6%	14.3%	11.5%	n/a
Class-level
Average remaining credit enhancement (3)	9.9%	19.0%	4.6%	4.9%	5.3%	24.0%	17.6%	14.0%	n/a
Security-specific
Number of positions	1	1	13	15	2	1	2	5	20
Par value	$4	$3	$197	$204	$16	$1	$37	$54	$258
Amortized cost	$4	$2	$154	$160	$16	$1	$33	$50	$210
Fair value	$1	$1	$122	$124	$13	$1	$30	$44	$168
Gross unrealized losses
Total	$(3)	$(1)	$(32)	$(36)	$(3)	$--	$(3)	$(6)	$(42)
12-24 months (4)	$--	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (5)	$(3)	$(1)	$(32)	$(36)	$(3)	$--	$(3)	$(6)	$(42)
Cumulative write-downs recognized (6)	$--	$(1)	$(33)	$(34)	$--	$--	$--	$--	$(34)
Principal payments received during the period (7)									$16

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Alt-A securities we own, as reported by the trust servicers, were $2 million as of September 30, 2011.

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

(5) Includes total gross unrealized losses on securities in an unrealized loss position for a period more than 24 consecutive months.  As of September 30, 2011, $20 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $5 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2010, $19 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $1 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

(6) Includes cumulative write-downs recorded in accordance with GAAP.

(7) Reflects principal payments for the nine months ended September 30, 2011 or the year ended December 31, 2010, respectively.

The above tables include information about our below investment grade Alt-A securities with gross unrealized losses as of each period presented.  The par value and composition of securities included can vary significantly from period to period due to changes in variables such as credit ratings, principal payments, sales, purchases and realized principal losses.

As of September 30, 2011, our below investment grade Alt-A securities with gross unrealized losses and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 1.7%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 26.1% and a projected weighted average loss severity of 36.0%, which resulted in projected additional collateral losses of 9.1%.  As the average remaining credit enhancement for these securities of 13.9% exceeds the projected additional collateral losses of 9.1%, these securities have not been impaired.

As of September 30, 2011, our below investment grade Alt-A securities with gross unrealized losses and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 6.6%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 37.9% and a projected weighted average loss severity of 53.3%, which resulted in projected additional collateral losses of 20.6%.  As the average remaining credit enhancement for these securities of 4.5% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on these securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 79.0% and exceeded these securities’ current average amortized cost as a percentage of par of 77.9%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Alt-A securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations since 2009, primarily in 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of September 30, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

($ in millions)	September 30, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	15.7%	16.3%	16.3%	3.3%	7.0%	10.5%	7.2%	n/a
Projected additional collateral losses to be incurred	39.0%	40.0%	40.0%	30.3%	33.9%	39.0%	34.7%	n/a
Class-level
Average remaining credit enhancement	22.0%	16.5%	16.8%	44.5%	49.0%	47.4%	47.1%	n/a
Security-specific
Number of positions	4	50	54	6	11	18	35	89
Par value	$29	$501	$530	$48	$62	$60	$170	$700
Amortized cost	$23	$326	$349	$48	$62	$60	$170	$519
Fair value	$16	$210	$226	$34	$34	$33	$101	$327
Gross unrealized losses
Total	$(7)	$(116)	$(123)	$(14)	$(28)	$(27)	$(69)	$(192)
12-24 months	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (2)	$(7)	$(115)	$(122)	$(14)	$(28)	$(27)	$(69)	$(191)
Cumulative write-downs recognized	$(6)	$(168)	$(174)	$--	$--	$--	$--	$(174)
Principal payments received during the period								$27

	December 31, 2010
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	14.2%	15.6%	15.5%	12.0%	12.2%	10.8%	11.3%	n/a
Projected additional collateral losses to be incurred	38.9%	41.2%	41.1%	44.7%	42.1%	38.8%	40.6%	n/a
Class-level
Average remaining credit enhancement	24.5%	19.2%	19.5%	69.9%	65.3%	49.0%	56.4%	n/a
Security-specific
Number of positions	4	55	59	11	7	26	44	103
Par value	$32	$592	$624	$55	$43	$152	$250	$874
Amortized cost	$27	$376	$403	$55	$43	$152	$250	$653
Fair value	$17	$236	$253	$45	$31	$97	$173	$426
Gross unrealized losses
Total	$(10)	$(140)	$(150)	$(10)	$(12)	$(55)	$(77)	$(227)
12-24 months	$--	$(1)	$(1)	$--	$--	$--	$--	$(1)
Over 24 months (2)	$(10)	$(139)	$(149)	$(10)	$(12)	$(55)	$(77)	$(226)
Cumulative write-downs recognized	$(5)	$(209)	$(214)	$--	$--	$--	$--	$(214)
Principal payments received during the period								$39

(1) Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $12 million as of September 30, 2011.

(2) As of September 30, 2011, $86 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $55 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2010, $123 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $63 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

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

As of September 30, 2011, our Subprime securities that are reliably insured include eight below investment grade Subprime securities with a total fair value of $75 million and aggregate gross unrealized losses of $30 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.  As of December 31, 2010, our Subprime securities that are reliably insured included nine below investment grade Subprime securities with a total fair value of $64 million and aggregate gross unrealized losses of $56 million.

As of September 30, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 7.2%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 50.5% and a projected weighted average loss severity of 69.2%, which resulted in projected additional collateral losses of 34.7%.  As the average remaining credit enhancement for these securities of 47.1% exceeds the projected additional collateral losses of 34.7%, these securities have not been impaired.

As of September 30, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 16.3%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 53.5% and a projected weighted average loss severity of 75.9%, which resulted in projected additional collateral losses of 40.0%.  As the average remaining credit enhancement for these securities of 16.8% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 66.9% and exceeded these securities’ current average amortized cost as a percentage of par of 65.8%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations since 2009, primarily in 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of September 30, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

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

($ in millions)	September 30, 2011
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$68	$52	76.5%	$64	94.1%	0.1%
Problem	369	122	33.1	100	27.1	0.2
Potential problem	1,586	674	42.5	549	34.6	1.2
Total	$2,023	$848	41.9	$713	35.2	1.5%
Cumulative write-downs recognized (3)		$530

	December 31, 2010
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value (2)	Fair value as a percent of par value	Percent of total fixed income and bank loan portfolios
Restructured	$68	$52	76.5%	$55	80.9%	0.1%
Problem	414	92	22.2	77	18.6	0.2
Potential problem	2,468	867	35.1	687	27.8	1.4
Total	$2,950	$1,011	34.3	$819	27.8	1.7%
Cumulative write-downs recognized (3)		$659

(1) The difference between par value and amortized cost of $1.18 billion and $1.94 billion as of September 30, 2011 and December 31, 2010, respectively, is primarily attributable to write-downs and a zero-coupon security.

(2) Bank loans are reflected at amortized cost.

(3) Cumulative write-downs recognized only reflect impairment write-downs related to investments within the problem, potential problem and restructured categories.

As of September 30, 2011, amortized cost for the problem category was $122 million and comprised $52 million of Alt-A, $51 million of Subprime, $7 million of municipal bonds, $4 million of corporates (primarily privately placed), $4 million of CDO, $3 million of Consumer and other ABS and $1 million of bank loans.

As of September 30, 2011, amortized cost for the potential problem category was $674 million and comprised $316 million of Subprime, $141 million of Alt-A, $117 million of Prime, $39 million of corporates (primarily privately placed), $26 million of CDO, $14 million of CMBS, $12 million of municipal bonds, $6 million of bank loans and $3 million of Consumer and other ABS.

Net investment income The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed income securities	$558	$615	$1,730	$1,879
Mortgage loans	85	90	258	289
Equity securities	3	1	5	3
Limited partnership interests	18	3	34	10
Short-term investments	1	1	2	3
Other	22	(3)	45	(16)
Investment income, before expense	687	707	2,074	2,168
Investment expense	(26)	(24)	(78)	(78)
Net investment income	$661	$683	$1,996	$2,090

Net investment income decreased 3.2% or $22 million to $661 million in the third quarter of 2011 and 4.5% or $94 million to $2.00 billion in the first nine months of 2011 from $683 million and $2.09 billion in the third quarter and first nine months of 2010, respectively, primarily due to reduced average investment balances which were partially offset by higher yields.  The higher yields are primarily attributable to yield optimization actions including the termination of interest rate swaps during the first quarter of 2011.  Net investment income was $662 million and $673 million in the first quarter and second quarter of 2011, respectively.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Impairment write-downs	$(85)	$(78)	$(174)	$(361)
Change in intent write-downs	(3)	(20)	(50)	(100)
Net other-than-temporary impairment losses recognized in earnings	(88)	(98)	(224)	(461)
Sales	481	88	705	148
Valuation of derivative instruments	(196)	10	(227)	(193)
Settlements of derivative instruments	10	(34)	20	(45)
EMA limited partnership income	11	(3)	61	1
Realized capital gains and losses, pre-tax	218	(37)	335	(550)
Income tax (expense) benefit	(76)	14	(118)	193
Realized capital gains and losses, after-tax	$142	$(23)	$217	$(357)

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed income securities	$(51)	$(71)	$(123)	$(297)
Mortgage loans	(29)	(3)	(38)	(44)
Equity securities	--	--	(5)	--
Limited partnership interests	--	(4)	(1)	(20)
Other investments	(5)	--	(7)	--
Impairment write-downs	$(85)	$(78)	$(174)	$(361)

Impairment write-downs for the three months and nine months ended September 30, 2011 were primarily driven by RMBS, which experienced deterioration in expected cash flows; investments with commercial real estate exposure, including mortgage loans, CMBS, equity securities and certain real estate related municipal bonds, which were impacted by lower real estate valuations or experienced deterioration in expected cash flows; and privately placed corporate fixed income securities impacted by issuer specific circumstances.  Impairment write-downs on below investment grade RMBS and CMBS were $31 million and $4 million for the three months ended September 30, 2011, respectively, and $63 million and $37 million for the nine months ended September 30, 2011, respectively.

Change in intent write-downs are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed income securities	$(3)	$(20)	$(50)	$(94)
Mortgage loans	--	--	--	(6)
Change in intent write-downs	$(3)	$(20)	$(50)	$(100)

The change in intent write-downs in the three months and nine months ended September 30, 2011 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily lower yielding, floating rate RMBS and municipal bonds.

Sales generated $481 million and $705 million of net realized gains for the three months and nine months ended September 30, 2011, respectively.  Net realized gains for the three months ended September 30, 2011 primarily related to $494 million of net gains on sales of foreign government, U.S. government, corporate, U.S Agency and municipal fixed income securities, partially offset by $11 million of net losses on sales of ABS securities.  During the third quarter of 2011, interest rates were at historical lows and we capitalized on valuation gains on fixed income securities through $3.28 billion in sales generating $459 million of realized capital gains.  Net realized gains for the nine months ended September 30, 2011 primarily related to $692 million of net gains on sales of foreign government, corporate, U.S. government, ABS and U.S. Agency securities and $19 million of net gains on sales of equity securities, partially offset by $25 million of net losses on sales of municipal and CMBS fixed income securities.

Valuation and settlements of derivative instruments net realized capital losses totaling $186 million for the three months ended September 30, 2011 included $196 million of losses on the valuation of derivative instruments and $10 million of gains on the settlement of derivative instruments.  Valuation and settlements of derivative instruments net realized capital losses totaling $207 million for the nine months ended September 30, 2011 included $227 million of losses on the valuation of derivative instruments and $20 million of gains on the settlement of derivative instruments.  The net realized capital losses on derivative instruments for the three and nine months ended September 30, 2011 primarily included losses on interest rate risk management due to decreases in interest rates.  As a component of our approach to managing interest rate risk, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	September 30, 2011	December 31, 2010
Common stock, retained income and additional capital paid-in	$5,481	$5,107
Accumulated other comprehensive income	721	525
Total shareholder’s equity	6,202	5,632
Notes due to related parties	700	677
Total capital resources	$6,902	$6,309

Shareholder’s equity increased in the first nine months of 2011 due to net income and increased unrealized net capital gains on investments.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and Allstate Insurance Company’s (“AIC’s”) ratings.  On November 2, 2011, S&P affirmed our financial strength rating of A+. The outlook for the S&P rating was revised to negative from stable.  There have been no changes to our insurance financial strength ratings from Moody’s and A.M. Best since December 31, 2010.

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

Allstate parent holding company capital capacity The Corporation has at the parent holding company level $3.43 billion of deployable invested assets as of September 30, 2011.  These assets include investments that are generally saleable within one quarter totaling $2.91 billion.  This provides funds for the parent company’s relatively low fixed charges and other corporate purposes.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•               A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2011, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A primary credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in 2012 with two optional one-year extensions that can be exercised at the end of any of the remaining anniversary years of the facility upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The program is fully subscribed among 11 lenders with the largest commitment being $185 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio as of September 30, 2011 was 20.5%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during the third quarter and first nine months of 2011.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on May 8, 2009.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 395 million shares of treasury stock as of September 30, 2011), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity Exposure  Contractholder funds as of September 30, 2011 were $42.32 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2011.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$5,933	14.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	16,499	39.0
Market value adjustments (2)	6,674	15.8
Subject to discretionary withdrawal without adjustments (3)	13,210	31.2
Total contractholder funds (4)	$42,316	100.0%

(1)  Includes $8.71 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)    $5.50 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)  69% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4) Includes $1.14 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance    Company of America, a subsidiary of Prudential Financial, Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities increased 38.2% and 28.4% in the third quarter and first nine months of 2011, respectively, compared to the same periods of 2010.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 13.4% and 10.2% for the first nine months of 2011 and 2010, respectively.  We strive to promptly pay customers who request cash surrenders, however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of September 30, 2011, total institutional products outstanding were $1.88 billion.  The following table presents the remaining scheduled maturities for our institutional products outstanding as of September 30, 2011.

($ in millions)
2012	$40
2013	1,750
2016	85
$1,875

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Cash Flows  As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating cash flows in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to lower income tax refunds.

Higher cash provided by investing activities in the first nine months of 2011 compared to the first nine months of 2010 were impacted by higher net sales of fixed income securities used to fund reductions in contractholder fund liabilities.

Higher cash used in financing activities in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to higher surrenders and partial withdrawals on fixed annuities and lower deposits on fixed annuities and interest-sensitive life insurance, partially offset by decreased maturities and retirements of institutional products.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and Compliance” in Note 8 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

November 4, 2011
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

10.1

Assignment & Delegation of Administrative Services Agreements, Underwriting Agreements, and Selling Agreements entered into as of September 1, 2011 among ALFS, Inc., Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Allstate Distributors, LLC, Charter National Life Insurance Company, Intramerica Life Insurance Company, Allstate Financial Services, LLC, and Lincoln Benefit Life Company, incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed September 1, 2011.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 4, 2011, concerning unaudited interim financial information.

31(i)	Rule 13a-14(a) Certification of Principal Executive Officer

31(i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-1