Form 10-K
period 2011-12-31
ALLSTATE LIFE INSURANCE CO
filed 2012-03-08
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes           No   X

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

As of March 8, 2012, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2011

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	10

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	109
Item 9A.	Controls and Procedures	109
Item 9B.	Other Information	109

PART III
Item 10.	Directors, Executive Officers and Corporate Governance *	N/A
Item 11.	Executive Compensation *	N/A
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters *	N/A
Item 13.	Certain Relationships and Related Transactions, and Director Independence *	N/A
Item 14.	Principal Accounting Fees and Services	110

PART IV
Item 15.	Exhibits and Financial Statement Schedules	111
	Signatures	118
	Financial Statement Schedules	S-1

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

Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois.  All of the outstanding stock of Allstate Insurance Company is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware.  In this document, we refer to Allstate Insurance Company as “AIC” and to The Allstate Corporation and its consolidated subsidiaries as “Allstate”, the “Parent Group” or the “Corporation”.  The Allstate Corporation is the largest publicly held personal lines insurer in the United States.  Widely known through the “You’re In Good Hands With Allstate®” slogan, Allstate is reinventing protection and retirement to help individuals in approximately 16 million households protect what they have today and better prepare for tomorrow.  Customers can access Allstate products and services such as auto insurance and homeowners insurance through nearly 12,000 exclusive Allstate agencies and financial representatives in the United States and Canada.  Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2010 statutory direct premiums earned.  In addition, according to A.M. Best, it is the nation’s 16th largest issuer of life insurance business on the basis of 2010 ordinary life insurance in force and 21st largest on the basis of 2010 statutory admitted assets.

The Parent Group has four business segments, one of which is Allstate Financial.  Allstate Financial, which is not a separate legal entity, is comprised of the Allstate Life Group together with the majority of American Heritage Life Insurance Company and the Allstate Bank, which are not part of the Allstate Life Group.  This document describes the Allstate Life Group.  It does not describe the entire group of companies that form the Allstate Financial segment of the Parent Group.

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

Products and Distribution

The Allstate Life Group provides life insurance, retirement and investment products, and voluntary accident and health insurance products.  Our principal products are interest-sensitive, traditional and variable life insurance, and fixed annuities including deferred and immediate.  Our institutional products, which we most recently offered in 2008, consist of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.  The table below lists our major distribution channels, with the associated products and targeted customers.

As the table indicates, we sell products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies and exclusive financial specialists, independent agents, specialized structured settlement brokers and directly through call centers and the internet.  We sell products through independent agents affiliated with approximately 125 master brokerage agencies.

Distribution Channels, Products and Target Customers

Distribution Channel	Proprietary Products	Target Customers
Allstate exclusive agencies (Allstate Exclusive Agents and Allstate Exclusive Financial Specialists)

Term life insurance

Whole life insurance

Interest-sensitive life insurance

Variable life insurance

Deferred fixed annuities (including indexed and market value adjusted “MVA”)

Immediate fixed annuities

Middle market(1), emerging affluent(2) and mass affluent consumers(3) with retirement and family financial protection needs

Independent agents (through master brokerage agencies)	Term life insurance Interest-sensitive life insurance Variable life insurance Deferred fixed annuities (including indexed and MVA) Immediate fixed annuities	Emerging affluent and mass affluent consumers with retirement and family financial protection needs

Structured settlement annuity brokers	Structured settlement annuities	Typically used to fund or annuitize large claims or litigation settlements

Broker-dealers (Funding agreements)	Funding agreements backing medium-term notes	Institutional and individual investors

Direct (includes call centers and the internet) (4)	Term life insurance Whole life insurance	Middle market (1), emerging affluent (2) and mass affluent consumers (3) with family financial protection needs

(1) Consumers with $35,000-$75,000 in household income.

(2) Consumers with $75,000-$150,000 in household income.

(3) Consumers with greater than $150,000 in household income.

(4) Internet sales are not available in all states.

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

The market for life insurance, retirement and investment products continues to be highly fragmented and competitive.  As of December 31, 2011, there were approximately 450 groups of life insurance companies in the United States, most of which offered one or more similar products.  According to A.M. Best, as of December 31, 2010, the Allstate Life Group is the nation’s 16th largest issuer of life insurance and related business on the basis of 2010 ordinary life insurance in force and 21st largest on the basis of 2010 statutory admitted assets.  In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions.  Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

Geographic Markets

We sell life insurance, retirement and investment products, and voluntary accident and health insurance throughout the United States.  The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam.  We also sell funding agreements in the United States.

The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Life Group for the year ended December 31, 2011, based on information contained in statements filed with state insurance departments.  No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

California	12.9%
Nebraska	9.6
Texas	7.2
Florida	6.7
New York	6.0

Regulation

The Allstate Life Group is subject to extensive regulation, primarily at the state level.  The method, extent, and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state agency.  In general, such regulation is intended for the protection of those who purchase or use insurance products.  These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency, reserve adequacy, insurance company licensing and examination, agent licensing, policy forms, price setting, the nature and amount of investments, claims practices, participation in guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, and corporate governance.  Some of these matters are discussed in more detail below.  For a discussion of statutory financial information, see Note 14 of the consolidated financial statements.  For a discussion of regulatory contingencies, see Note 11 of the consolidated financial statements.  Notes 11 and 14 are incorporated in this Part I, Item 1 by reference.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny.  As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in 2010.  Hundreds of regulations must still be promulgated and implemented pursuant to this new law, and we cannot predict what the final regulations will require but do not expect a material impact on the Allstate Life Group’s operations.  The new law also created the Federal Insurance Office (“FIO”) within the Treasury Department.  The FIO will monitor the insurance industry, provide advice to the new Financial Stability Oversight Council (“FSOC”), represent the U.S. on international insurance matters and study the current regulatory system and submit a report to Congress in 2012.  In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation.  We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on the Allstate Life Group.

Agent and Broker Compensation.  In recent years, several states considered new legislation or regulations regarding the compensation of agents and brokers by insurance companies.  The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with customers.  New disclosure requirements have been imposed in certain circumstances upon agents and brokers in New York.

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

Variable Life Insurance and Registered Fixed Annuities.  The sale and administration of variable life insurance and registered fixed annuities with market value adjustment features are subject to extensive regulatory oversight at the federal and state level, including regulation and supervision by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”).

Broker-Dealers, Investment Advisors, and Investment Companies.  The Allstate Life Group entities that operate as broker-dealers, registered investment advisors, and investment companies are subject to regulation and supervision by the SEC, FINRA and/or, in some cases, state securities administrators.

Privacy Regulation.  Federal law and the laws of many states require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information.  Federal law and the laws of many states also regulate disclosures and disposal of customer information.  Congress, state legislatures, and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.

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

Other Information

“Allstate” is one of the most recognized brand names in the United States.  We use the names “Allstate” and “Lincoln Benefit Life®” extensively in our business, along with related service marks, logos, and slogans, such as “Good Hands®.”  Our rights in the United States to these names, service marks, logos, and slogans continue so long as we continue to use them in commerce.  These service marks and many others used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations.  We believe that these service marks are important to our business and we intend to maintain our rights to them through continued use.

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

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other financial services.  These risks constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and historical trends.  These cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this document, in our filings with the SEC or in materials incorporated therein by reference.

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

Changes in reserve estimates may adversely affect our operating results

The reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses.  We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs (“DAC”) may be required which could have a material effect on our operating results.

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

Our ability to manage our spread-based products, such as fixed annuities and institutional products, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates.  When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread.  Lowering interest crediting rates on some products in such an environment can partially offset decreases in investment yield.  However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in investment yields.  Decreases in the interest crediting rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of policy loans, surrenders and withdrawals.  Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits.  Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to increased surrenders at a time when our fixed income investment asset values are lower as a result of the increase in interest rates.  This could lead to the sale of fixed income securities at a loss.  For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields.  We may react to market conditions by increasing crediting rates, which could narrow spreads and reduce profitability.  Unanticipated surrenders could result in accelerated amortization of DAC or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

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

Reducing our concentration in fixed annuities and funding agreements may adversely affect reported results

We have been reducing our concentration in fixed annuities and funding agreements.  Lower new sales of these products could negatively impact investment portfolio levels, complicate settlement of expiring contracts including forced sales of assets with unrealized capital losses, and affect insurance reserves deficiency testing.

Changes in tax laws may decrease sales and profitability of products and adversely affect our financial condition

Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment.  This favorable treatment may give certain of our products a competitive advantage over noninsurance products.  Congress and various state legislatures from time to time consider legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities.  Congress and various state legislatures also consider proposals to reduce the taxation of certain products or investments that may compete with life insurance or annuities.  Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive.  Such proposals, if adopted, could have a material effect on our profitability and financial condition or ability to sell such products and could result in the surrender of some existing contracts and policies.  In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

Risks Relating to Investments

We are subject to market risk and declines in credit quality which may adversely affect investment income, cause additional realized losses, and cause increased unrealized losses

Although we continually reevaluate our return optimization and risk mitigation strategies, we remain subject to the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates.  Adverse changes to these rates, spreads and prices may occur due to changes in fiscal policy and the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness and/or risk tolerance.

We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads.  Credit spread is the additional yield on fixed income securities above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  Credit spreads vary (i.e. increase or decrease) in response to the market’s perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies.  Although we use derivative financial instruments to manage these risks, the effectiveness of such instruments is subject to the same risks.  A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized and unrealized losses on securities, including realized and unrealized losses relating to equity and derivative strategies.

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

The impact of our investment strategies may be adversely affected by developments in the financial markets

The impact of our investment portfolio return optimization and risk mitigation strategies may be adversely affected by unexpected developments in the financial markets.  For example, derivative contracts may result in coverage that is not as effective as intended thereby leading to the recognition of losses without the recognition of gains expected to mitigate the losses.

Concentration of our investment portfolios in any particular segment of the economy may have adverse effects on our operating results and financial condition

The concentration of our investment portfolios in any particular industry, collateral type, group of related industries, geographic sector or risk type could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition.  Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolio to the extent that the portfolio is concentrated rather than diversified.

The determination of the amount of realized capital losses recorded for impairments of our investments is subjective and could materially impact our operating results and financial condition

The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class.  Such evaluations and assessments are revised as conditions change and new information becomes available.  We update our evaluations regularly and reflect changes in other-than-temporary impairments in our results of operations.  The assessment of whether other-than-temporary impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value.  There can be no assurance that we have accurately assessed the level of or amounts recorded for other-than-temporary impairments taken in our financial statements.  Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.

The determination of the fair value of our fixed income and equity securities is subjective and could materially impact our operating results and financial condition

In determining fair values we generally utilize market transaction data for the same or similar instruments.  The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information.  The fair value of assets may differ from the actual amount received upon sale of an asset in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the assets’ fair values.  The difference between amortized cost or cost and fair value, net of deferred income taxes, certain DAC, certain deferred sales inducement costs (“DSI”), and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholder’s equity.  Changing market conditions could materially affect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly.  Determining fair value is subjective and could materially impact our operating results and financial condition.

Risks Relating to the Insurance Industry

Our future results are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

The insurance industry is highly competitive.  Our competitors include other insurers and, because some of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions.  Many of our competitors have well-established national reputations and market similar products.  Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material effect on our business, operating results or financial condition.  Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets.  Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistently with our business goals.

Difficult conditions in the global capital markets and the economy generally could adversely affect our business and operating results and these conditions may not improve in the near future

As with most businesses, we believe difficult conditions in the global capital markets and economy, such as significant negative macroeconomic trends, including relatively high and sustained unemployment, reduced consumer spending, lower home prices, substantial increases in delinquencies on consumer debt, including defaults on home mortgages, and the relatively low availability of credit could have an adverse effect on our business and operating results.

Stressed conditions, volatility and disruptions in global capital markets, particular markets or financial asset classes could adversely affect our investment portfolio.  Disruptions in one market or asset class can also spread to other markets or asset classes.  Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and the rate of recovery from the U.S. recession has been below historic averages.  Several governments around the world have announced austerity actions to address their budget deficits that may lead to a decline in economic activity.  Specifically, the global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of European Union member states.

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

Losses from legal and regulatory actions may be material to our operating results, cash flows and financial condition

As is typical for a large company, we are involved in various legal actions, including class action litigation challenging a range of company practices and coverage provided by our insurance products, some of which involve claims for substantial or indeterminate amounts.  We are also involved in various regulatory actions and inquiries, including market conduct exams by state insurance regulatory agencies.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently accrued and may be material to our operating results or cash flows for a particular quarter or annual period and to our financial condition.

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

As insurance companies, broker-dealers, investment advisers and/or investment companies, many of our subsidiaries are subject to extensive laws and regulations.  These laws and regulations are complex and subject to change.  Changes may sometimes lead to additional expenses, increased legal exposure, limit our ability to grow or to achieve targeted profitability.  Moreover, laws and regulations are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including state insurance regulators; state securities administrators; state attorneys general; and federal agencies including the SEC, the FINRA and the U.S. Department of Justice.  Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight.  In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or to improve the profitability of our business.  Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies.  For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products.  In many respects, these laws and regulations limit our ability to grow or to improve the profitability of our business.

Regulatory reforms, and the more stringent application of existing regulations, may make it more expensive for us to conduct our business

The federal government has enacted comprehensive regulatory reforms for financial services entities.  As part of a larger effort to strengthen the regulation of the financial services market, certain reforms are applicable to the insurance industry, including the FIO established within the Treasury Department.

In recent years, the state insurance regulatory framework has come under public scrutiny, members of Congress have discussed proposals to provide for federal chartering of insurance companies, and FIO and the FSOC were established.  We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance and financial regulation.

These regulatory reforms and any additional legislative change or regulatory requirements imposed upon us in connection with the federal government’s regulatory reform of the financial services industry, and any more stringent enforcement of existing regulations by federal authorities, may make it more expensive for us to conduct our business, or limit our ability to grow or to achieve profitability.

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

Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have a material effect on our operating results and financial condition

The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract.  Our inability to collect a material recovery from a reinsurer could have a material effect on our operating results and financial condition.

A large scale pandemic, the continued threat of terrorism or ongoing military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and operating results

A large scale pandemic, the continued threat of terrorism, within the United States and abroad, or ongoing military and other actions, and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity.  Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large scale pandemic or the continued threat of terrorism.  Additionally, a large scale pandemic or terrorist act could have a material effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.

A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business.  On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer’s control.  Our insurance financial strength ratings from A.M. Best, Standard & Poor’s and Moody’s are subject to continuous review, and the retention of current ratings cannot be assured.  A downgrade in any of these ratings could have a material effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

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

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our results of operations and financial condition

Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded.  Accordingly, we are required to adopt new guidance or interpretations, or could be subject to existing guidance as we enter into new transactions, which may have a material effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected.  For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 2 of the consolidated financial statements.

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

The occurrence of events unanticipated in our disaster recovery systems and management continuity planning or a support failure from external providers during a disaster could impair our ability to conduct business effectively

The occurrence of a disaster such as a natural catastrophe, an industrial accident, a terrorist attack or war, cyber attack, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems.  In the event that a significant number of our managers could be unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our home office is part of the Parent Group’s home office complex in Northbrook, Illinois.  As of December 31, 2011, the Home Office complex consists of several buildings totaling 2.3 million square feet of office space on a 278-acre site.  In addition, the Parent Group operates various administrative, data processing, claims handling and other support facilities.

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

Item 3. Legal Proceedings

Information required for Item 3 is incorporated by reference to the discussion under the heading “Regulation and Compliance” in Note 11 of the consolidated financial statements.

Item 4.  Mine Safety Disclosures

Not applicable.

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

The Company did not pay dividends on its common stock in 2011 or 2010.  For additional information on dividends, including restrictions on the payment of dividends by Allstate Life and its subsidiaries, see the Limitations on Dividends by Insurance Subsidiaries subsection of the “Regulation” section of Item 1. Business of this Form 10-K and the discussion under the heading “Dividends” in Note 14 of our consolidated financial statements, which are incorporated herein by reference.

Item 6.  Selected Financial Data

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA

($ in millions)	2011	2010	2009	2008	2007

Consolidated operating results
Premiums	$624	$592	$581	$585	$502
Contract charges	1,008	991	952	911	942
Net investment income	2,637	2,760	2,974	3,720	4,205
Realized capital gains and losses	390	(513)	(420)	(3,052)	(197)
Total revenues	4,659	3,830	4,087	2,164	5,452
Net income (loss)	460	(28)	(547)	(1,690)	412

Consolidated financial position
Investments	$56,277	$59,442	$60,217	$59,772	$72,414
Total assets	71,542	76,437	78,820	81,946	96,117
Reserve for life-contingent contract benefits and contractholder funds	55,378	59,210	63,106	69,036	73,062
Notes due to related parties	700	677	675	650	200
Shareholder’s equity	6,346	5,632	4,386	2,209	4,763

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we,” “our,” “us,” the “Company” or “ALIC”).  It should be read in conjunction with the 5-year summary of selected financial data, consolidated financial statements and related notes found under Part II, Item 6 and Item 8 contained herein.  We operate as a single segment entity, based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

The most important factors we monitor to evaluate the financial condition and performance of our company include:

•	For operations: benefit and investment spread, amortization of deferred policy acquisition costs (“DAC”), expenses, operating income, net income, invested assets, and premiums and contract charges;
•

For investments: credit quality/experience, total return, investment income, cash flows, realized capital gains and losses, unrealized capital gains and losses, stability of long-term returns, and asset and liability duration; and

•	For financial condition: liquidity, financial strength ratings, operating leverage, capital position, and return on equity.

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

A brief summary of each of these critical accounting estimates follows.  For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document.  For a complete summary of our significant accounting policies, see the notes to the consolidated financial statements.

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

Our internal pricing methods are primarily based on models using discounted cash flow methodologies that develop a single best estimate of fair value.  Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including yield curves, quoted market prices of comparable securities, published credit spreads, and other applicable market data.  Additional inputs that are used include internally-derived assumptions such as liquidity premiums and credit ratings, as well as instrument-specific characteristics that include, but are not limited to, coupon rates, expected cash flows, sector of the issuer, and call provisions.  Our internally assigned credit ratings are developed at a more detailed level than externally published ratings and allow for a more precise match of these ratings to other market observable valuation inputs, such as credit and sector spreads, when performing these valuations.  Due to the existence of non-market observable inputs, such as liquidity premiums, judgment is required in developing these fair values.  As a result, the fair value of these financial assets may differ from the amount actually received to sell an asset in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ fair values.

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

The following table displays the sensitivity of reasonably likely changes in the anticipated date liquidity will return to the student loan ARS market as of December 31, 2011.  The selection of these hypothetical scenarios represents an illustration of the estimated potential proportional effect of alternate assumptions and should not be construed as either a prediction of future events or an indication that it would be reasonably likely that all securities would be similarly affected.

($ in millions)

ARS backed by student loans at fair value	$306

Percentage change in fair value resulting from:
Decrease in the anticipated date liquidity will return to this market by six months	1.3%
Increase in the anticipated date liquidity will return to this market by six months	(1.3)%

We believe our most significant exposure to changes in fair value is due to market risk.  Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A.

We employ specific control processes to determine the reasonableness of the fair value of our financial assets.  Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.  For example, on a continuing basis, we assess the reasonableness of individual security values that have stale prices or that exceed certain thresholds as compared to previous values received from those valuation service providers or derived from internal models.  We perform procedures to understand and assess the methodologies, processes and controls of our valuation service providers.  In addition, we may validate the reasonableness of fair value by comparing information obtained from our valuation service providers to other third party valuation sources for selected securities.  We perform ongoing price validation procedures such as back-testing of actual sales, which corroborate the various inputs used in internal pricing models to market observable data.  When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.

We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly.  Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources.  If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal pricing model.  As of December 31, 2011 and 2010, we did not alter fair values provided by our valuation service providers or brokers or substitute them with an internal pricing model for such securities.

The following table identifies fixed income and equity securities and short-term investments as of December 31, 2011 by source of fair value determination:

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$6,497	14.1%
Fair value based on external sources (1)	39,703	85.9
Total	$46,200	100.0%

(1) Includes $3.15 billion that are valued using broker quotes.

For more detailed information on our accounting policy for the fair value of financial assets and the financial assets by level in the fair value hierarchy, see Note 6 of the consolidated financial statements.

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

DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business.  Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy.  The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits.  Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur.  Generally, the amortization periods for these policies approximates the estimated lives of the policies.  The recovery of DAC is dependent upon the future profitability of the business.  We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience.  We aggregate all traditional life insurance products and immediate annuities with life contingencies in the analysis.  In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency.  In 2011, 2010 and 2009, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.

DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits (“AGP”) and estimated future gross profits (“EGP”) expected to be earned over the estimated lives of the contracts.  The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts.  Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities.  The cumulative DAC amortization is reestimated and adjusted by a cumulative charge or credit to income when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.

AGP and EGP primarily consist of the following components: contract charges for the cost of insurance less mortality costs and other benefits (benefit margin);  investment income and realized capital gains and losses less interest credited (investment margin); and surrender and other contract charges less maintenance expenses (expense margin).  The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable, and these assumptions are reasonably likely to have the greatest impact on the amount of DAC amortization.  Changes in these assumptions can be offsetting and we are unable to reasonably predict their future movements or offsetting impacts over time.

Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance.  This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in force and realized capital gains and losses on investments supporting the product liability.  The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss.  If the AGP is greater than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally increase, resulting in a current period decrease to earnings.  The opposite result generally occurs when the AGP is less than the EGP in the period, but the total EGP is unchanged.  However, when DAC amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements.  Negative amortization is only recorded when the increased DAC balance is determined to be recoverable based on facts and circumstances.  Negative amortization was not recorded for certain fixed annuities during 2011, 2010 and 2009 periods in which significant capital losses were realized on their related investment portfolio.  For products whose supporting investments are exposed to capital losses in excess of our expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC amortization may be modified to exclude the excess credit losses.

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

($ in millions)	2011	2010	2009
Investment margin	$2	$15	$(399)
Benefit margin	7	(45)	128
Expense margin	(22)	43	(7)
Net (acceleration) deceleration	$(13)	$13	$(278)

In 2011, DAC amortization deceleration related to changes in the investment margin component of EGP primarily related to equity-indexed annuities and was due to an increase in projected investment margins.  The deceleration related to benefit margin was primarily due to increased projected persistency on interest-sensitive life insurance.  The acceleration related to expense margin primarily related to interest-sensitive life insurance and was due to an increase in projected expenses.  In 2010, DAC amortization deceleration related to changes in the investment margin component of EGP primarily related to interest-sensitive life insurance and was due to higher than previously projected investment income and lower interest credited, partially offset by higher projected realized capital losses.  The acceleration related to benefit margin was primarily due to lower projected renewal premium

(which is also expected to reduce persistency) on interest-sensitive life insurance, partially offset by higher than previously projected revenues associated with variable life insurance due to appreciation in the underlying separate account valuations.  The deceleration related to expense margin resulted from current and expected expense levels lower than previously projected.  DAC amortization acceleration related to changes in the investment margin component of EGP in the first quarter of 2009 was primarily due to an increase in the level of expected realized capital losses in 2009 and 2010.  The deceleration related to benefit margin was due to more favorable projected life insurance mortality.  The acceleration related to expense margin resulted from current and expected expense levels higher than previously projected.

The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2011.

($ in millions)	Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$73
Decrease in future investment margins of 25 basis points	$(81)

Decrease in future life mortality by 1%	$21
Increase in future life mortality by 1%	$(22)

Any potential changes in assumptions discussed above are measured without consideration of correlation among assumptions.  Therefore, it would be inappropriate to add them together in an attempt to estimate overall variability in amortization.

For additional detail related to DAC, see the Operations section of this document.

Reserve for life-contingent contract benefits estimation  Due to the long term nature of traditional life insurance, life-contingent immediate annuities and voluntary accident and health products, benefits are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums.  Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under these insurance policies.  These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration.  Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields.  Mortality, morbidity and policy termination assumptions are based on our experience and industry experience.  Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.  These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period.  However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material effect on our operating results and financial condition.  We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience.  In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.  In 2011, 2010 and 2009, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.  We will continue to monitor the experience of our traditional life insurance and immediate annuities.  We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC.

For further detail on the reserve for life-contingent contract benefits, see Note 8 of the consolidated financial statements.

2011 HIGHLIGHTS

•	Net income was $460 million in 2011 compared to a net loss of $28 million in 2010.
•

Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $1.49 billion in 2011, an increase of 3.2% from $1.45 billion in 2010.

•	Net realized capital gains totaled $390 million in 2011 compared to net realized capital losses of $513 million in 2010.
•

Investments totaled $56.28 billion as of December 31, 2011, reflecting a decrease in carrying value of $3.16 billion from $59.44 billion as of December 31, 2010. Net investment income decreased 4.5% to $2.64 billion in 2011 from $2.76 billion in 2010.

•	Contractholder funds totaled $41.67 billion as of December 31, 2011, reflecting a decrease of $4.79 billion from $46.46 billion as of December 31, 2010.

OPERATIONS

Overview and strategy  We are a major provider of life insurance, retirement and investment products.  We serve our customers through Allstate exclusive agencies and non-proprietary distribution channels.  Our strategic vision is to reinvent protection and retirement for the consumer and our purpose is to create financial value and to add strategic value to The Allstate Corporation (the “Corporation”).

To fulfill our purpose, our primary objectives are to deepen relationships with Allstate customers by adding financial services to their suite of products with Allstate and improve profitability by decreasing earnings volatility and increasing our returns.  We bring value to our ultimate parent, the Corporation, in three principal ways: through profitable growth, improving the economics of the Corporation’s property-liability insurance business through increased customer loyalty and renewal rates by cross selling our products to their customers, and by bringing new customers to Allstate.  We continue to shift our mix of products in force by decreasing spread based products, principally fixed annuities and institutional products, and through growth of underwritten products having mortality or morbidity risk, principally life insurance products.  In addition to focusing on higher return markets, products, and distribution channels, we continue to emphasize capital efficiency and enterprise risk and return management strategies and actions.

Our strategy provides a platform to profitably grow our business.  Based upon Allstate’s strong financial position and brand, we have a unique opportunity to cross-sell to our customers.  We will leverage trusted customer relationships through our Allstate exclusive agencies or direct marketing to serve those who are looking for assistance in meeting their protection and retirement needs by providing them with the information, products and services that they need.  Life insurance applications issued through Allstate agencies increased 33% in 2011 compared to 2010.

Our products include interest-sensitive, traditional and variable life insurance; fixed annuities such as deferred and immediate annuities; voluntary accident and health insurance; and funding agreements backing medium-term notes, which we most recently offered in 2008.  Our products are sold through multiple distribution channels including Allstate exclusive agencies and exclusive financial specialists, independent agents (including master brokerage agencies), specialized structured settlement brokers and directly through call centers and the internet.  Our institutional product line consists of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

Outlook

•	We plan to continue to increase premiums and contract charges on underwritten insurance products and develop products our customers need for retirement income.
•	Our growth initiatives will be primarily focused on increasing the number of customers served through the Allstate proprietary channel.
•	We will continue to focus on improving returns and reducing our concentration in spread based products resulting in net reductions in contractholder funds obligations.
•

We expect lower investment spread due to reduced contractholder funds, the continuing low interest rate environment and changes in asset allocations. The amount by which the low interest rate environment will reduce our investment spread is contingent on our ability to maintain the portfolio yield and lower interest crediting rates on spread based products, which could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees, and may not match the timing or magnitude of changes in asset yields. We also anticipate changing our asset allocation for long-term immediate annuities by reducing fixed income securities and increasing investments in limited partnerships, equities and other alternative investments.

This shift could result in lower and more volatile investment income; however, we anticipate that this strategy will lead to higher total returns and shareholder’s equity.

Summary analysis   Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2011	2010	2009
Revenues
Premiums	$624	$592	$581
Contract charges	1,008	991	952
Net investment income	2,637	2,760	2,974
Realized capital gains and losses	390	(513)	(420)
Total revenues	4,659	3,830	4,087

Costs and expenses
Contract benefits	(1,502)	(1,496)	(1,402)
Interest credited to contractholder funds	(1,608)	(1,764)	(2,076)
Amortization of DAC	(513)	(272)	(888)
Operating costs and expenses	(316)	(329)	(321)
Restructuring and related charges	(1)	3	(24)
Interest expense	(45)	(44)	(42)
Total costs and expenses	(3,985)	(3,902)	(4,753)

Gain on disposition of operations	7	6	7
Income tax (expense) benefit	(221)	38	112
Net income (loss)	$460	$(28)	$(547)

Investments as of December 31	$56,277	$59,442	$60,217

Net income in 2011 was $460 million compared to a net loss of $28 million in 2010.  The improvement of $488 million was primarily due to net realized capital gains in the current year compared to net realized capital losses in the prior year, decreased interest credited to contractholder funds and higher premiums and contract charges, partially offset by higher amortization of DAC and lower net investment income.

Net loss in 2010 was $28 million compared to $547 million in 2009.  The improvement of $519 million was primarily due to lower amortization of DAC, decreased interest credited to contractholder funds and higher premiums and contract charges, partially offset by lower net investment income, higher contract benefits and increased net realized capital losses.

Analysis of revenues  Total revenues increased 21.6% or $829 million in 2011 compared to 2010 due to net realized capital gains in the current year compared to net realized capital losses in the prior year and higher premiums and contract charges, partially offset by lower net investment income.  Total revenues decreased 6.3% or $257 million in 2010 compared to 2009 due to lower net investment income and higher net realized capital losses, partially offset by higher premiums and contract charges.

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

The following table summarizes premiums and contract charges by product for the years ended December 31.

($ in millions)	2011	2010	2009
Underwritten products
Traditional life insurance premiums	$420	$399	$387
Accident and health insurance premiums	98	96	92
Interest-sensitive life insurance contract charges	975	952	907
Subtotal	1,493	1,447	1,386

Annuities
Immediate annuities with life contingencies premiums	106	97	102
Other fixed annuity contract charges	33	39	45
Subtotal	139	136	147

Premiums and contract charges (1)	$1,632	$1,583	$1,533

(1)	Contract charges related to the cost of insurance totaled $648 million, $627 million and $606 million in 2011, 2010 and 2009, respectively.

Total premiums and contract charges increased 3.1% in 2011 compared to 2010 primarily due to higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders and increased traditional life insurance premiums.  Increased traditional life insurance premiums were primarily due to lower reinsurance premiums resulting from higher retention, partially offset by lower renewal premiums.

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

($ in millions)	2011	2010	2009
Contractholder funds, beginning balance	$46,458	$50,850	$56,780

Deposits
Fixed annuities	666	931	1,963
Interest-sensitive life insurance	1,203	1,432	1,364
Total deposits	1,869	2,363	3,327

Interest credited	1,592	1,752	1,974

Maturities, benefits, withdrawals and other adjustments
Maturities and retirements of institutional products	(867)	(1,833)	(4,773)
Benefits	(1,454)	(1,537)	(1,553)
Surrenders and partial withdrawals	(4,908)	(4,166)	(4,086)
Contract charges	(962)	(921)	(860)
Net transfers from separate accounts	12	11	11
Fair value hedge adjustments for institutional products	(34)	(196)	25
Other adjustments (1)	(37)	135	5
Total maturities, benefits, withdrawals and other adjustments	(8,250)	(8,507)	(11,231)
Contractholder funds, ending balance	$41,669	$46,458	$50,850

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

Contractholder funds decreased 10.3%, 8.6% and 10.4% in 2011, 2010 and 2009, respectively, reflecting our continuing actions to reduce our concentration in spread-based products.  Average contractholder funds decreased 9.4% in 2011 compared to 2010 and 9.6% in 2010 compared to 2009.

Contractholder deposits decreased 20.9% in 2011 compared to 2010 primarily due to lower deposits on fixed annuities.  Contractholder deposits decreased 29.0% in 2010 compared to 2009 due to lower deposits on fixed annuities.  Deposits on fixed annuities decreased 52.6% in 2010 compared to 2009 due to our strategic decision to discontinue distributing fixed annuities through banks and broker-dealers and our goal to reduce our concentration in spread-based products and improve returns on new business.

Maturities and retirements of institutional products decreased $966 million to $867 million in 2011 from $1.83 billion in 2010, reflecting the continuing decline in these obligations over the past four years.  Maturities and retirements of institutional products decreased 61.6% to $1.83 billion in 2010 from $4.77 billion in 2009.  During 2009, we retired all of our remaining outstanding extendible institutional market obligations totaling $1.45 billion.  In addition, 2009 included the redemption of $1.39 billion of institutional product liabilities in conjunction with cash tender offers.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 17.8% to $4.91 billion in 2011 from $4.17 billion in 2010, and increased 2.0% in 2010 from $4.09 billion in 2009.  In 2011, the increase was primarily due to higher surrenders and partial withdrawals on fixed annuities, partially offset by lower surrenders and partial withdrawals on interest-sensitive life insurance products.  The increase for fixed annuities resulted from an increased number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge as well as crediting rate actions taken by management.  In 2010, the increase was due to higher surrenders and partial withdrawals on fixed annuities.

The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 12.7% in 2011 compared to 10.2% in 2010 and 9.7% in 2009.

Analysis of costs and expenses  Total costs and expenses increased 2.1% or $83 million in 2011 compared to 2010 primarily due to higher amortization of DAC, partially offset by lower interest credited to contractholder funds.  Total costs and expenses decreased 17.9% or $851 million in 2010 compared to 2009 primarily due to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher contract benefits.

Contract benefits increased 0.4% or $6 million in 2011 compared to 2010 primarily due to unfavorable mortality experience on life insurance, partially offset by reserve reestimations recorded in second quarter 2010 that did not recur in 2011.

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

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $541 million in 2011, $549 million in 2010 and $558 million in 2009.

The benefit spread by product group is disclosed in the following table for the years ended December 31.

($ in millions)	2011	2010	2009
Life insurance	$342	$267	$350
Accident and health insurance	24	30	26
Annuities	(55)	(25)	(33)
Total benefit spread	$311	$272	$343

Benefit spread increased 14.3% or $39 million in 2011 compared to 2010 primarily due to reestimations of reserves that increased contract benefits for interest-sensitive life insurance and decreased contract benefits for immediate annuities with life contingencies in 2010, higher contract charges on interest-sensitive life and increased premiums on traditional life, partially offset by worse mortality experience on life insurance.

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

Interest credited to contractholder funds decreased 8.8% or $156 million in 2011 compared to 2010 primarily due to lower average contractholder funds and lower interest crediting rates on deferred fixed annuities, interest-sensitive life insurance and immediate fixed annuities.  Additionally, valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $18 million in 2011.  Amortization of DSI was $23 million in 2011 compared to $27 million in 2010.

Interest credited to contractholder funds decreased 15.0% or $312 million in 2010 compared to 2009 primarily due to lower average contractholder funds and management actions to reduce interest crediting rates on deferred fixed annuities and interest-sensitive life insurance.  In addition, the decline in 2010 also reflects lower amortization of DSI.  Amortization of DSI declined to $27 million in 2010 compared to $129 million in 2009, primarily due to a $46 million decrease in amortization relating to realized capital gains and losses and a $38 million reduction in amortization acceleration for changes in assumptions.

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

The investment spread by product group is shown in the following table for the years ended December 31.

($ in millions)	2011	2010	2009
Annuities and institutional products	$170	$179	$126
Life insurance	59	38	3
Accident and health insurance	8	8	8
Net investment income on investments supporting capital	251	222	203
Total investment spread	$488	$447	$340

Investment spread increased 9.2% or $41 million in 2011 compared to 2010 as actions to improve investment portfolio yields and lower crediting rates more than offset the effect of the continuing decline in our spread-based business in force.

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

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Interest-sensitive life insurance	5.4%	5.5%	5.5%	4.2%	4.4%	4.6%	1.2%	1.1%	0.9%
Deferred fixed annuities and institutional products	4.6	4.4	4.5	3.3	3.3	3.4	1.3	1.1	1.1
Immediate fixed annuities with and without life contingencies	6.3	6.4	6.3	6.2	6.4	6.5	0.1	--	(0.2)
Investments supporting capital, traditional life and other products	4.0	3.9	3.2	n/a	n/a	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	2011	2010	2009
Immediate fixed annuities with life contingencies	$8,827	$8,692	$8,449
Other life contingent contracts and other	4,882	4,060	3,807
Reserve for life-contingent contract benefits	$13,709	$12,752	$12,256

Interest-sensitive life insurance	$10,195	$10,061	$9,662
Deferred fixed annuities	25,198	29,337	32,164
Immediate fixed annuities without life contingencies	3,819	3,797	3,866
Institutional products	1,891	2,650	4,370
Market value adjustments related to fair value hedges and other	566	613	788
Contractholder funds	$41,669	$46,458	$50,850

The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2011 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum.  Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, and institutional products totaling $11.01 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds

Annuities with annual crediting rate resets	3.10%	3.12%	$ 11,414
Annuities with multi-year rate guarantees: (1)
Resetable in next 12 months	2.16	4.16	2,458
Resetable after 12 months	1.61	3.74	6,665
Interest-sensitive life insurance	3.93	4.31	10,125

(1) These contracts include interest rate guarantee periods which are typically 5 or 6 years.

Amortization of DAC increased 88.6% or $241 million in 2011 compared to 2010 and decreased 69.4% or $616 million in 2010 compared to 2009.  The components of amortization of DAC are summarized in the following table for the years ended December 31.

($ in millions)	2011	2010	2009
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$316	$243	$394
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	184	42	216
Amortization acceleration (deceleration) for changes in assumptions (“DAC unlocking”)	13	(13)	278
Total amortization of DAC	$513	$272	$888

(1)   The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The increase of $241 million in 2011 was primarily due to increased amortization relating to realized capital gains, lower amortization in the second quarter of 2010 resulting from decreased benefit spread on interest-sensitive life insurance due to the reestimation of reserves, and an unfavorable change in amortization acceleration/deceleration for changes in assumptions.  In 2011, DAC amortization relating to realized capital gains and losses primarily resulted from realized capital gains on sales of fixed income securities.

The decrease of $616 million in 2010 was primarily due to a favorable change in amortization acceleration/deceleration for changes in assumptions, lower amortization relating to realized capital gains and losses, a decreased amortization rate on fixed annuities and lower amortization from decreased benefit spread on interest-sensitive life insurance due to the reestimation of reserves.  In 2010, DAC amortization relating to realized capital gains and losses primarily resulted from realized capital gains on derivatives and sales of fixed income securities.

During the first quarter of 2011, we completed our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts which covers assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  The review resulted in an acceleration of DAC amortization (charge to income) of $13 million in the first quarter of 2011.  Amortization acceleration of $19 million related to interest-sensitive life insurance and was primarily due to an increase in projected expenses.  Amortization deceleration of $6 million related to equity-indexed annuities and was primarily due to an increase in projected investment margins.

In 2010, our annual comprehensive review resulted in a deceleration of DAC amortization (credit to income) of $13 million.  Amortization deceleration of $45 million related to variable life insurance and was primarily due to appreciation in the underlying separate account valuations.  Amortization acceleration of $31 million related to interest-sensitive life insurance and was primarily due to an increase in projected realized capital losses and lower projected renewal premium (which is also expected to reduce persistency), partially offset by lower expenses.

In 2009, our annual comprehensive review resulted in the acceleration of DAC amortization of $278 million.  $289 million related to fixed annuities, of which $210 million was attributable to market value adjusted annuities, and $18 million related to variable life insurance.  Partially offsetting these amounts was amortization deceleration for interest-sensitive life insurance of $29 million.  The principal assumption impacting fixed annuity amortization acceleration was an increase in the level of expected realized capital losses in 2009 and 2010.  For interest-sensitive life insurance, the amortization deceleration was due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses.

The changes in DAC are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Beginning balance	$428	$402	$2,120	$2,099	$430	$1,158	$4	$5	$2,982	$3,664

Acquisition costs deferred	85	76	204	255	29	52	--	--	318	383

Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions (1)	(55)	(50)	(194)	(121)	(65)	(71)	(2)	(1)	(316)	(243)
(Amortization) accretion relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged (1)	--	--	(25)	15	(159)	(57)	--	--	(184)	(42)
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”) (1)	--	--	(19)	14	6	(1)	--	--	(13)	13
Effect of unrealized capital gains and losses (2)	--	--	(202)	(142)	3	(651)	--	--	(199)	(793)

Ending balance	$458	$428	$1,884	$2,120	$244	$430	$2	$4	$2,588	$2,982

______________

(1)    Included as a component of amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.

(2)    Represents the change in the DAC adjustment for unrealized capital gains and losses.  The DAC adjustment balance was $(121) million and $78 million as of December 31, 2011 and 2010, respectively, and represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

On January 1, 2012, we will adopt new DAC accounting guidance on a retrospective basis (see Note 2 of the consolidated financial statements for further details).  It is currently estimated that the restated DAC balance will decline by $423 million when compared to the reported December 31, 2011 balance.  We estimate that the new DAC accounting guidance will reduce net income by approximately $35 million, after-tax, in 2012.

Operating costs and expenses decreased 4.0% or $13 million in 2011 compared to 2010 and increased 2.5% or $8 million in 2010 compared to 2009.  The following table summarizes operating costs and expenses for the years ended December 31.

($ in millions)	2011	2010	2009
Non-deferrable acquisition costs	$80	$82	$81
Other operating costs and expenses	236	247	240
Total operating costs and expenses	$316	$329	$321

Restructuring and related charges	$1	$(3)	$24

Non-deferrable acquisition costs decreased 2.4% or $2 million in 2011 compared to 2010 primarily due to lower premium tax expenses.  Other operating costs and expenses decreased 4.5% or $11 million in 2011 compared to 2010 primarily due to lower employee and professional service costs and reduced insurance department assessments for 2011, partially offset by a charge related to the liquidation plan for Executive Life Insurance Company of New York.

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

During 2009, restructuring and related charges of $24 million were recorded in connection with our plan to improve efficiency and narrow our focus of product offerings.  In accordance with this plan, among other actions, we eliminated approximately 1,000 workforce positions relative to December 31, 2008 levels through a combination of attrition, position elimination and outsourcing.  This reduction reflected approximately 30% of our work force at the time the plan was initiated.

Income tax expense was $221 million in 2011 compared to tax benefits of $38 million in 2010 and $112 million in 2009.  The change in 2011 was due to the proportionate change in income on which income tax expense was determined.  The income tax benefit for 2009 included expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of new OTTI accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax benefit.

Reinsurance ceded  We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses.  In addition, we have used reinsurance to effect the acquisition or disposition of certain blocks of business.  We retain primary liability as a direct insurer for all risks ceded to reinsurers.  As of December 31, 2011 and 2010, 42% and 45%, respectively, of our face amount of life insurance in force was reinsured.  Additionally, we ceded substantially all of the risk associated with our variable annuity business and we cede 100% of the morbidity risk on substantially all of our long-term care contracts.

Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	Standard & Poor’s financial strength rating (4)	Reinsurance recoverable on paid and unpaid benefits
		2011	2010
Prudential Insurance Company of America	AA-	$1,681	$1,633
Employers Reassurance Corporation	A+	960	853
Transamerica Life Group	AA-	454	402
RGA Reinsurance Company	AA-	357	358
Swiss Re Life and Health America, Inc. (1)	AA-	211	210
Scottish Re Group (2)	N/A	134	136
Paul Revere Life Insurance Company	A-	132	140
Munich American Reassurance	AA-	126	124
Security Life of Denver	A-	71	79
Manulife Insurance Company	AA-	64	68
Lincoln National Life Insurance	AA-	63	64
Triton Insurance Company	N/A	56	58
American Health & Life Insurance Co.	N/A	48	50
Other (3)		100	102
Total		$4,457	$4,277

_______________________

(1)    The Company has extensive reinsurance contracts directly with Swiss Re and its affiliates and indirectly through Swiss Re’s acquisition of other companies with whom we had reinsurance or retrocession contracts.

(2)    The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group as of December 31, 2011 comprised $73 million related to Scottish Re Life Corporation and $61 million related to Scottish Re (U.S.), Inc.  The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group as of December 31, 2010 comprised $73 million related to Scottish Re Life Corporation and $63 million related to Scottish Re (U.S.), Inc.

(3)    As of December 31, 2011 and 2010, the other category includes $84 million and $86 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor’s (“S&P”).

(4)    N/A reflects no rating available.

Certain of our reinsurers experienced rating downgrades in 2011 by S&P, including Security Life of Denver and Mutual of Omaha.  We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed.  No amounts have been deemed unrecoverable in the three-years ended December 31, 2011.

INVESTMENTS 2011 HIGHLIGHTS

•      Investments totaled $56.28 billion as of December 31, 2011, a decrease of 5.3% from $59.44 billion as of December 31, 2010.

•      Unrealized net capital gains totaled $1.97 billion as of December 31, 2011, increasing from $758 million as of December 31, 2010.

•      As of December 31, 2011, $200 million or 38% of our $523 million below investment grade gross unrealized losses related to Subprime residential mortgage-backed securities compared to $283 million as of December 31, 2010.  The fair value of these securities totaled $373 million as of December 31, 2011 compared to $490 million as of December 31, 2010.

•      Net investment income was $2.64 billion in 2011, a decrease of 4.5% from $2.76 billion in 2010.

•      Net realized capital gains were $390 million in 2011 compared to net realized capital losses of $513 million in 2010.

INVESTMENTS

Overview and strategy  The return on our investment portfolio is an important component of our financial results.  Our investment strategy focuses on the total return of assets needed to support the underlying liabilities, asset-liability management and achieving an appropriate return on capital.

We employ a strategic asset allocation approach which considers the nature of the liabilities and risk tolerances, as well as the risk and return parameters of the various asset classes in which we invest.  This asset allocation is informed by our global economic and market outlook, as well as other inputs and constraints, including diversification effects, duration, liquidity and capital considerations.  Within the ranges set by the strategic asset allocation, tactical investment decisions are made in consideration of prevailing market conditions.  We manage risks associated with interest rates, credit spreads, equity markets, real estate and currency exchange rates.  Our continuing focus is to manage risks and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects.

Investments outlook

We anticipate the financial markets will continue to have periods of high volatility.  Invested assets and income are expected to decline in line with reductions in contractholder funds.  We plan to focus on the following priorities:

•      Optimizing return and risk in an uncertain economic climate and volatile investment markets.

•      Expanding ownership of cash-generating assets, including real assets, through fund investments.

•      Managing the alignment of assets with respect to our changing liability profile.

Portfolio composition  The composition of the investment portfolio as of December 31, 2011 is presented in the table below.  Also see Notes 2 and 5 of the consolidated financial statements for investment accounting policies and additional information.

($ in millions)		Percent to total
Fixed income securities (1)	$45,428	80.7%
Mortgage loans	6,546	11.6
Equity securities (2)	179	0.3
Limited partnership interests (3)	1,612	2.9
Short-term (4)	593	1.1
Policy loans	833	1.5
Other	1,086	1.9
Total	$56,277	100.0%

__________________

(1)           Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $43.48 billion.

(2)           Equity securities are carried at fair value.  Cost basis for these securities was $143 million.

(3)         We have commitments to invest in additional limited partnership interests totaling $797 million.

(4)           Short-term investments are carried at fair value.  Amortized cost basis for these investments was $593 million.

Total investments decreased to $56.28 billion as of December 31, 2011, from $59.44 billion as of December 31, 2010, primarily due to net reductions in contractholder funds, partially offset by higher valuations of fixed income securities.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically referenced as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  U.S. Treasury securities continue to trade in active markets, and the yield curve on U.S. Treasury securities remains an appropriate basis for determining risk-free rates.  The increase in valuation of fixed income securities during 2011 was due to declining risk-free interest rates, partially offset by widening credit spreads.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of December 31, 2011	Percent to total investments	Fair value as of December 31, 2010	Percent to total investments
U.S. government and agencies	$2,743	4.9%	$3,494	5.9%
Municipal	4,692	8.3	4,973	8.4
Corporate	30,404	54.0	28,650	48.2
Foreign government	1,068	1.9	2,257	3.8
Residential mortgage-backed securities (“RMBS”)	2,714	4.8	4,355	7.3
Commercial mortgage-backed securities (“CMBS”)	1,683	3.0	1,903	3.2
Asset-backed securities (“ABS”)	2,108	3.8	2,567	4.3
Redeemable preferred stock	16	--	15	--
Total fixed income securities	$45,428	80.7%	$48,214	81.1%

As of December 31, 2011, 92.7% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, or Realpoint, a rating of aaa, aa, a, or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners (“NAIC”), and/or internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of December 31, 2011.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$2,743	$241	$--	$--	$--	$--

Municipal
Tax exempt	--	--	26	--	--	--
Taxable	201	22	2,656	286	1,062	78
ARS	231	(21)	40	(6)	26	(4)

Corporate
Public	699	48	1,608	131	7,386	604
Privately placed	620	39	1,165	78	3,498	254

Foreign government	453	96	97	5	284	18

RMBS
U.S. government sponsored entities (“U.S. Agency”)	1,222	58	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	152	3	47	--	141	2
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	33	(1)	67	--
Subprime residential mortgage-backed securities (“Subprime”)	--	--	49	(17)	37	(8)

CMBS	874	30	212	(6)	165	(30)

ABS
Collateralized debt obligations (“CDO”)	103	(2)	662	(35)	335	(74)
Consumer and other asset-backed securities (“Consumer and other ABS”)	287	14	134	2	112	--

Redeemable preferred stock	--	--	1	--	--	--
Total fixed income securities	$7,585	$528	$6,730	$437	$13,113	$840

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$--	$--	$--	$--	$2,743	$241

Municipal
Tax exempt	11	1	--	--	37	1
Taxable	378	(26)	52	(15)	4,349	345
ARS	--	--	9	(3)	306	(34)

Corporate
Public	7,830	566	1,173	13	18,696	1,362
Privately placed	5,586	186	839	(11)	11,708	546

Foreign government	234	22	--	--	1,068	141

RMBS
U.S. Agency	--	--	--	--	1,222	58
Prime	34	--	211	(11)	585	(6)
Alt-A	27	--	220	(47)	347	(48)
Subprime	52	(23)	422	(196)	560	(244)

CMBS	265	(81)	167	(92)	1,683	(179)

ABS
CDO	182	(64)	228	(77)	1,510	(252)
Consumer and other ABS	52	1	13	(2)	598	15

Redeemable preferred stock	15	1	--	--	16	1
Total fixed income securities	$14,666	$583	$3,334	$(441)	$45,428	$1,947

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $4.69 billion as of December 31, 2011 with an unrealized net capital gain of $312 million.  The municipal bond portfolio includes general obligations of state and local issuers, revenue bonds and pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $34 million of pre-refunded bonds, as of December 31, 2011.

($ in millions)	State					Average
State	general obligation	Local general obligation	Revenue (1)	Fair value	Amortized cost	credit rating
California	$67	$299	$290	$656	$634	A
Texas	--	244	272	516	470	Aa
New York	17	4	338	359	335	Aa
Delaware	--	--	244	244	257	Aa
Illinois	--	84	125	209	185	Aa
New Jersey	86	24	95	205	189	A
Oregon	--	167	28	195	176	A
Florida	27	39	121	187	171	Aa
Ohio	--	82	94	176	155	Aa
Michigan	24	58	68	150	136	Aa
All others	240	255	1,266	1,761	1,643	A
Total	$461	$1,256	$2,941	$4,658	$4,351	Aa

_____________

(1)           The nature of the activities supporting revenue bonds is highly diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor.  We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments.  As a result of downgrades in the insurers’ credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor.  As of December 31, 2011, 99.5% of our insured municipal bond portfolio is rated investment grade.

ARS totaled $306 million with an unrealized net capital loss of $34 million as of December 31, 2011.  Our holdings primarily have a credit rating of Aaa.  As of December 31, 2011, all of our ARS backed by student loans were 80% to 100% insured by the U.S. Department of Education.  All of our ARS holdings are experiencing failed auctions and we receive the failed auction rate or, for those which contain maximum reset rate formulas, we receive the contractual maximum rate.  We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate.  Auctions continue to be conducted as scheduled for each of the securities.

Corporate bonds, including publicly traded and privately placed, totaled $30.40 billion as of December 31, 2011 with an unrealized net capital gain of $1.91 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

Our portfolio of privately placed securities is broadly diversified by issuer, industry sector and country.  The portfolio is made up of 499 issuers.  Privately placed corporate obligations contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities.  Additionally, investments in these securities are made after extensive due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities.  Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position.  Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.

Foreign government securities totaled $1.07 billion as of December 31, 2011, with 100% rated investment grade and an unrealized net capital gain of $141 million.  Of these securities, 36.7% are backed by the U.S. government, 21.6% are in Canadian governmental securities and the remaining 41.7% are highly diversified in other foreign governments.

RMBS, CMBS and ABS are structured securities that are primarily collateralized by residential and commercial real estate loans and other consumer or corporate borrowings.  The cash flows from the underlying collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a “class”, qualifies for a specific original rating.  For example, the “senior”

portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving principal repayments on the underlying collateral and retains this priority until the class is paid in full.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings.  The payment priority and class subordination included in these securities serves as credit enhancement for holders of the senior or top portions of the structures.  These securities continue to retain the payment priority features that existed at the origination of the securitization trust.  Other forms of credit enhancement may include structural features embedded in the securitization trust, such as overcollateralization, excess spread and bond insurance.  The underlying collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages) or may contain features of both fixed and variable rate mortgages.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $2.71 billion, with 68.6% rated investment grade, as of December 31, 2011.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $240 million as of December 31, 2011 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to higher risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of lower residential real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  The following table shows our RMBS portfolio as of December 31, 2011 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$--	$--	$138	$2	$47	$1	$--	$--	$185	$3
2009	174	6	37	1	7	--	--	--	218	7
2008	178	9	--	--	--	--	--	--	178	9
2007	53	2	100	1	21	(11)	153	(64)	327	(72)
2006	57	3	75	(2)	77	(16)	109	(52)	318	(67)
2005	216	9	81	(8)	81	(11)	160	(81)	538	(91)
Pre-2005	544	29	154	--	114	(11)	138	(47)	950	(29)
Total	$1,222	$58	$585	$(6)	$347	$(48)	$560	$(244)	$2,714	$(240)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of December 31, 2011, $469 million of the Prime had fixed rate underlying collateral and $116 million had variable rate underlying collateral.

Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  As of December 31, 2011, $291 million of the Alt-A had fixed rate underlying collateral and $56 million had variable rate underlying collateral.

Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $403 million and $157 million of first lien and second lien securities, respectively.  As of December 31, 2011, $318 million of the Subprime had fixed rate underlying collateral and $242 million had variable rate underlying collateral.

CMBS totaled $1.68 billion, with 90.1% rated investment grade, as of December 31, 2011.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 96.2% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio as of December 31, 2011 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$270	$(22)
2006	502	(121)
2005	278	(41)
Pre-2005	633	5
Total CMBS	$1,683	$(179)

The unrealized net capital loss of $179 million as of December 31, 2011 on our CMBS portfolio was the result of wider credit spreads than at initial purchase, largely due to the macroeconomic conditions and credit market deterioration, including the impact of lower commercial real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  CMBS credit spreads are wider than at initial purchase in our 2005-2007 vintage year CMBS.

ABS, including CDO and Consumer and other ABS, totaled $2.11 billion, with 88.6% rated investment grade, as of December 31, 2011.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $237 million as of December 31, 2011 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.51 billion, with 84.9% rated investment grade, as of December 31, 2011.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.24 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $137 million.  Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans.  The underlying collateral is actively managed by external managers that monitor the collateral’s performance and is well diversified across industries and among issuers.  The remaining $273 million of securities consisted of synthetic CDO, trust preferred CDO, market value CDO, project finance CDO, collateralized bond obligations and other CLO with unrealized losses of $115 million.

Consumer and other ABS totaled $598 million, with 97.8% rated investment grade, as of December 31, 2011.  Consumer and other ABS consists of $224 million of consumer auto and $374 million of other ABS with unrealized gains of $2 million and $13 million, respectively.

Mortgage loans  Our mortgage loan portfolio totaled $6.55 billion as of both December 31, 2011 and 2010, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.

We recognized $33 million of realized capital losses related to net increases in the valuation allowance on impaired mortgage loans in 2011, primarily due to the risk associated with refinancing near-term maturities, and decreases in occupancy which resulted in deteriorating debt service coverage and declines in property valuations.  While property valuations show signs of stabilization or recovery in many larger, primary markets, valuations in many smaller cities remain under stress.  We recognized $65 million of realized capital losses related to net increases in the valuation allowance on impaired loans in 2010.

For further detail on our mortgage loan portfolio, see Note 5 of the consolidated financial statements.

Equity securities  Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments.  The equity securities portfolio was $179 million as of December 31, 2011 compared to $211 million as of December 31, 2010.  Net unrealized gains totaled $36 million as of December 31, 2011 compared to $47 million as of December 31, 2010.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of December 31, 2011.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$607	$147	$--	$--	$754
Equity method of accounting (“EMA”)	423	158	--	277	858
Total	$1,030	$305	$--	$277	$1,612

Number of managers	86	28	1	8
Number of individual funds	137	52	2	16
Largest exposure to single fund	$36	$20	$--	$29

Our aggregate limited partnership exposure represented 2.9% and 2.1% of total invested assets as of December 31, 2011 and 2010, respectively.

The following table shows the results from our limited partnership interests by fund type and accounting classification for the years ended December 31.

($ in millions)	2011				2010
	Cost	EMA	Total income	Impairment write-downs (1)	Cost	EMA	Total income	Impairment write-downs (1)
Private equity/debt funds	$44	$50	$94	$(2)	$21	$46	$67	$(5)
Real estate funds	5	18	23	(1)	--	(19)	(19)	(18)
Hedge funds	--	(1)	(1)	--	--	6	6	--
Tax credit funds	--	(5)	(5)	--	--	--	--	--
Total	$49	$62	$111	$(3)	$21	$33	$54	$(23)

_____________

(1)           Impairment write-downs related to Cost limited partnerships were $2 million and $22 million in 2011 and 2010, respectively.  Impairment write-downs related to EMA limited partnerships were $1 million and $1 million in 2011 and 2010, respectively.

Limited partnership interests, excluding impairment write-downs, produced income of $111 million in 2011 compared to income of $54 million in 2010.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on Cost limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Short-term investments  Our short-term investment portfolio was $593 million and $1.26 billion as of December 31, 2011 and 2010, respectively.

Policy loans  Our policy loan balance was $833 million and $841 million as of December 31, 2011 and 2010, respectively.  Policy loans are carried at unpaid principal balances.

Other investments  Our other investments as of December 31, 2011 primarily comprise $299 million of bank loans, $275 million of notes due from related party and $166 million of certain derivatives.  Bank loans are primarily senior secured corporate loans and are carried at amortized cost.  For further detail on the notes due from related party, see Note 4 of the consolidated financial statements.  For further detail on our use of derivatives, see Note 7 of the consolidated financial statements.

Unrealized net capital gains totaled $1.97 billion as of December 31, 2011 compared to unrealized net capital gains of $758 million as of December 31, 2010.  The improvement since December 31, 2010 was due to declining risk-free interest rates, partially offset by widening credit spreads.  The following table presents unrealized net capital gains and losses as of December 31.

($ in millions)	2011	2010
U.S. government and agencies	$241	$236
Municipal	312	(206)
Corporate	1,908	1,141
Foreign government	141	295
RMBS	(240)	(319)
CMBS	(179)	(218)
ABS	(237)	(201)
Redeemable preferred stock	1	--
Fixed income securities (1)	1,947	728
Equity securities	36	47
EMA limited partnership interests	1	--
Derivatives	(12)	(17)
Unrealized net capital gains and losses, pre-tax	$1,972	$758

(1) Unrealized net capital gains and losses for fixed income securities as of December 31, 2011 and 2010 comprise $(159) million and $(153) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $2.11 billion and $881 million, respectively, related to other unrealized net capital gains and losses.

The unrealized net capital gains for the fixed income portfolio totaled $1.95 billion and comprised $3.21 billion of gross unrealized gains and $1.26 billion of gross unrealized losses as of December 31, 2011.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $728 million, comprised of $2.42 billion of gross unrealized gains and $1.69 billion of gross unrealized losses as of December 31, 2010.

Gross unrealized gains and losses as of December 31, 2011 on fixed income securities by type and sector are provided in the table below.

($ in millions)	Par	Amortized	Gross unrealized		Fair	Amortized cost as a percent of	Fair value as a percent of
	value (1)	cost	Gains	Losses	value	par value (2)	par value (2)
Corporate:
Banking	$2,261	$2,252	$64	$(166)	$2,150	99.6%	95.1%
Financial services	2,200	2,209	121	(46)	2,284	100.4	103.8
Utilities	5,945	5,938	647	(29)	6,556	99.9	110.3
Capital goods	3,365	3,384	298	(27)	3,655	100.6	108.6
Consumer goods (cyclical and non-cyclical)	5,380	5,447	393	(18)	5,822	101.2	108.2
Transportation	1,554	1,557	147	(14)	1,690	100.2	108.8
Communications	1,706	1,718	122	(7)	1,833	100.7	107.4
Basic industry	1,525	1,532	106	(5)	1,633	100.5	107.1
Energy	2,223	2,249	197	(2)	2,444	101.2	109.9
Technology	1,129	1,151	78	(2)	1,227	101.9	108.7
Other	1,152	1,059	61	(10)	1,110	91.9	96.4
Total corporate fixed income portfolio	28,440	28,496	2,234	(326)	30,404	100.2	106.9

U.S. government and agencies	2,881	2,502	241	--	2,743	86.8	95.2
Municipal	5,962	4,380	426	(114)	4,692	73.5	78.7
Foreign government	1,049	927	142	(1)	1,068	88.4	101.8
RMBS	3,372	2,954	74	(314)	2,714	87.6	80.5
CMBS	1,918	1,862	45	(224)	1,683	97.1	87.7
ABS	2,629	2,345	44	(281)	2,108	89.2	80.2
Redeemable preferred stock	14	15	1	--	16	107.1	114.3
Total fixed income securities	$46,265	$43,481	$3,207	$(1,260)	$45,428	94.0	98.2

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity. These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $513 million, $948 million, $2.36 billion and $382 million, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.6% for corporates, 102.1% for U.S. government and agencies, 99.0% for municipals and 102.1% for foreign governments. Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 107.3% for corporates, 105.5% for U.S. government and agencies, 108.0% for municipals and 110.0% for foreign governments.

The banking, financial services, utilities and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2011.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $36 million and comprised $38 million of gross unrealized gains and $2 million of gross unrealized losses as of December 31, 2011.  This is compared to an unrealized net capital gain for the equity portfolio totaling $47 million, comprised of $48 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2010.  As of December 31, 2011, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

As of December 31, 2011, the total fair value of our investments in the European Union (“EU”) is $2.80 billion, with net unrealized capital gains of $57 million, comprised of $180 million of gross unrealized gains and $123 million of gross unrealized losses.  The following table summarizes our total direct exposure related to Greece, Ireland, Italy, Portugal and Spain (collectively “GIIPS”) and the EU.

($ in millions)	Banking		Sovereign		Other corporate		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
GIIPS
Fixed income securities	$20	$(10)	$2	$--	$413	$(34)	$435	$(44)
Total	20	(10)	2	--	413	(34)	435	(44)

EU non-GIIPS
Fixed income securities	279	(47)	53	--	2,010	(32)	2,342	(79)
Equity securities	--	--	--	--	21	--	21	--
Total	279	(47)	53	--	2,031	(32)	2,363	(79)
Total EU	$299	$(57)	$55	$--	$2,444	$(66)	$2,798	$(123)

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position as of December 31, 2011 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of December 31, 2011.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal	$644	$(96)	$47	$(18)	$691	$(114)
Corporate	2,571	(272)	661	(54)	3,232	(326)
Foreign government	42	(1)	--	--	42	(1)
RMBS	276	(53)	685	(261)	961	(314)
CMBS	690	(128)	159	(96)	849	(224)
ABS	1,085	(187)	180	(94)	1,265	(281)
Total	$5,308	$(737)	$1,732	$(523)	$7,040	$(1,260)

We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a low risk of default.  Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher risk of default.  As of December 31, 2011, 38% of our below investment grade gross unrealized losses related to Subprime RMBS.

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

The non-credit-related unrealized losses for our structured securities, including our below investment grade Subprime, are heavily influenced by risk factors other than those related to our best estimate of future cash flows.  The difference between these securities’ original or current effective rates and the yields implied by their fair value indicates that a higher risk premium is included in the valuation of these securities than existed at initial issue or purchase.  This risk premium represents the return that a market participant requires as compensation to assume the risk associated with the uncertainties regarding the future performance of the underlying collateral.  The risk premium is comprised of: default risk, which reflects the probability of default and the uncertainty related to collection of contractual principal and interest; liquidity risk, which reflects the risk associated with exiting the investment in an illiquid market, both in terms of timeliness and cost; and volatility risk, which reflects the potential valuation volatility during an investor’s holding period.  Other factors reflected in the risk premium include the costs associated with underwriting, monitoring and holding these types of complex securities.  Certain aspects of the default risk are included in the development of our best estimate of future cash flows, as appropriate.  Other aspects of the risk premium are considered to be temporary in nature and are expected to reverse over the remaining lives of the securities as future cash flows are received.

Other-than-temporary impairment assessment for below investment grade Subprime RMBS

As of December 31, 2011, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $373 million, a decrease of 23.9% compared to $490 million as of December 31, 2010, primarily due to sales.  As of December 31, 2011, gross unrealized losses for our below investment grade Subprime portfolio totaled $200 million, an improvement of 29.3% compared to $283 million as of December 31, 2010, due to impairment write-downs, sales and principal collections, partially offset by the downgrade of certain securities to below investment grade and lower valuations.  For our below investment grade Subprime with gross unrealized gains totaling $3 million, we have recognized cumulative write-downs in earnings totaling $108 million as of December 31, 2011.

The credit loss evaluation for Subprime securities with gross unrealized losses is performed in two phases.  The first phase estimates the future cash flows of the entire securitization trust from which our security was issued.  A critical part of this estimate involves forecasting default rates and loss severities of the residential mortgage loans that collateralize the securitization trust.  The factors that affect the default rates and loss severities include, but are not limited to, historical collateral performance, collateral type, transaction vintage year, geographic concentrations, borrower credit quality, origination practices of the transaction sponsor, and practices of the mortgage loan servicers.  Current loan-to-value ratios of underlying collateral are not consistently available and accordingly they are not a primary factor in our impairment evaluation.  While our projections are developed internally and customized to our specific holdings, they are informed by and benchmarked against credit opinions obtained from third parties, such as industry analysts, nationally recognized credit rating agencies and an RMBS loss modeling advisory service.  The default rate and loss severity forecasts result in an estimate of trust-level projected additional collateral loss.

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

76.0%, 20.9% and 3.1% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  While the projected cash flow assumptions for our below investment grade Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

($ in millions)	December 31, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	16.3%	17.4%	17.4%	3.3%	7.4%	11.0%	7.5%	n/a
Projected additional collateral losses to be incurred (2)	39.9%	40.7%	40.7%	30.1%	33.8%	39.2%	34.7%	n/a
Class-level
Average remaining credit enhancement (3)	22.2%	16.4%	16.8%	44.5%	48.4%	47.6%	47.0%	n/a
Security-specific
Number of positions	4	48	52	6	11	17	34	86
Par value	$28	$452	$480	$47	$60	$59	$166	$646
Amortized cost	$21	$285	$306	$47	$60	$59	$166	$472
Fair value	$15	$186	$201	$34	$33	$32	$99	$300
Gross unrealized losses
Total	$(6)	$(99)	$(105)	$(13)	$(27)	$(27)	$(67)	$(172)
12-24 months	$--	$--	$--	$--	$--	$--	$--	$--
Over 24 months (4)	$(6)	$(98)	$(104)	$(13)	$(27)	$(27)	$(67)	$(171)
Cumulative write-downs recognized	$(7)	$(162)	$(169)	$--	$--	$--	$--	$(169)
Principal payments received during the period								$34

	December 31, 2010
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	14.2%	15.6%	15.5%	12.0%	12.2%	10.8%	11.3%	n/a
Projected additional collateral losses to be incurred	38.9%	41.2%	41.1%	44.7%	42.1%	38.8%	40.6%	n/a
Class-level
Average remaining credit enhancement	24.5%	19.2%	19.5%	69.9%	65.3%	49.0%	56.4%	n/a
Security-specific
Number of positions	4	55	59	11	7	26	44	103
Par value	$32	$592	$624	$55	$43	$152	$250	$874
Amortized cost	$27	$376	$403	$55	$43	$152	$250	$653
Fair value	$17	$236	$253	$45	$31	$97	$173	$426
Gross unrealized losses
Total	$(10)	$(140)	$(150)	$(10)	$(12)	$(55)	$(77)	$(227)
12-24 months	$--	$(1)	$(1)	$--	$--	$--	$--	$(1)
Over 24 months (4)	$(10)	$(139)	$(149)	$(10)	$(12)	$(55)	$(77)	$(226)
Cumulative write-downs recognized	$(5)	$(209)	$(214)	$--	$--	$--	$--	$(214)
Principal payments received during the period								$39

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $12 million as of December 31, 2011.

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

(4) As of December 31, 2011, $68 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $54 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2010, $123 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $63 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings had been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

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

As of December 31, 2011, our Subprime securities that are reliably insured include eight below investment grade Subprime securities with a total fair value of $73 million and aggregate gross unrealized losses of $28 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.  As of December 31, 2010, our Subprime securities that are reliably insured included nine below investment grade Subprime securities with a total fair value of $64 million and aggregate gross unrealized losses of $56 million.

As of December 31, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 7.5%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 50.7% and a projected weighted average loss severity of 69.0%, which resulted in projected additional collateral losses of 34.7%.  As the average remaining credit enhancement for these securities of 47.0% exceeds the projected additional collateral losses of 34.7%, these securities have not been impaired.

As of December 31, 2011, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 17.4%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 53.7% and a projected weighted average loss severity of 77.2%, which resulted in projected additional collateral losses of 40.7%.  As the average remaining credit enhancement for these securities of 16.8% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 64.3% and exceeded these securities’ current average amortized cost as a percentage of par of 63.6%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives, as demonstrated by improved valuations since 2009, primarily in 2010.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of December 31, 2011, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Net investment income  The following table presents net investment income for the years ended December 31.

($ in millions)	2011	2010	2009
Fixed income securities	$2,264	$2,476	$2,595
Mortgage loans	345	377	488
Equity securities	7	5	5
Limited partnership interests	49	21	8
Short-term investments	3	3	13
Other	71	(16)	(39)
Investment income, before expense	2,739	2,866	3,070
Investment expense	(102)	(106)	(96)
Net investment income	$2,637	$2,760	$2,974

Net investment income decreased 4.5% or$ 123 million in 2011 compared to 2010, after decreasing 7.2% or $214 million in 2010 compared to 2009.  The 2011 decline was primarily due to lower average investment balances which were partially offset by higher yields.  The higher yields are primarily attributable to yield optimization actions including the termination of interest rate swaps during the first quarter of 2011.  The 2010 decrease was primarily due to lower yields, reduced average investment balances and risk reduction actions.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2011	2010	2009
Impairment write-downs	$(242)	$(494)	$(1,009)
Change in intent write-downs	(51)	(142)	(267)
Net other-than-temporary impairment losses recognized in earnings	(293)	(636)	(1,276)
Sales	823	215	637
Valuation of derivative instruments	(224)	(94)	315
Settlements of derivative instruments	22	(31)	41
EMA limited partnership income	62	33	(137)
Realized capital gains and losses, pre-tax	390	(513)	(420)
Income tax (expense) benefit	(139)	179	11
Realized capital gains and losses, after-tax	$251	$(334)	$(409)

Impairment write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2011	2010	2009
Fixed income securities	$(190)	$(403)	$(711)
Mortgage loans	(33)	(65)	(96)
Equity securities	(5)	--	(23)
Limited partnership interests	(3)	(23)	(148)
Other investments	(11)	(3)	(31)
Impairment write-downs	$(242)	$(494)	$(1,009)

Impairment write-downs in 2011 were primarily driven by RMBS, which experienced deterioration in expected cash flows; investments with commercial real estate exposure, including CMBS, mortgage loans and municipal bonds, which were impacted by lower real estate valuations or experienced deterioration in expected cash flows; and corporate fixed income securities impacted by issuer specific circumstances.  Impairment write-downs on below investment grade RMBS and CMBS in 2011 were $92 million and $55 million, respectively.

Impairment write-downs in 2010 were primarily driven by investments with commercial real estate exposure, including CMBS, mortgage loans and limited partnership interests, which were impacted by lower real estate valuations or experienced deterioration in expected cash flows; RMBS, which experienced deterioration in expected cash flows; and privately placed corporate bonds impacted by issuer specific circumstances.  Impairment write-downs on below investment grade RMBS, CMBS and ABS were $187 million, $118 million and $29 million, respectively.

Change in intent write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2011	2010	2009
Fixed income securities	$(51)	$(136)	$(249)
Mortgage loans	--	(6)	(6)
Equity securities	--	--	(6)
Other investments	--	--	(6)
Change in intent write-downs	$(51)	$(142)	$(267)

The change in intent write-downs in 2011 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily lower yielding, floating rate RMBS and municipal bonds.  The change in intent write-downs in 2010 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily RMBS and municipal bonds.

Sales generated $823 million of net realized gains in 2011 primarily due to $779 million of net gains on sales of corporate, foreign government, U.S. government and ABS securities.  During the second half of 2011, interest rates were at historical lows and we capitalized on valuation gains on fixed income securities through $3.79 billion in sales generating $525 million of realized capital gains.  Net realized gains from sales of $215 million in 2010 were primarily due to $321 million of net gains on sales of corporate securities, partially offset by $161 million of net losses on sales of CMBS and municipal bonds.

Valuation and settlements of derivative instruments net realized capital losses totaling $202 million in 2011 included $224 million of losses on the valuation of derivative instruments and $22 million of gains on the settlement of derivative instruments.  The net realized capital losses on derivative instruments in 2011 primarily included losses on interest rate risk management due to decreases in interest rates.  In 2010, net realized capital losses on the valuation and settlement of derivative instruments totaled $125 million.  As a component of our approach to managing interest rate risk, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

MARKET RISK

Market risk is the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates.  Adverse changes to these rates and prices may occur due to changes in fiscal policy, the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants or changes in market perceptions of credit worthiness and/or risk tolerance.  Our primary market risk exposures are to changes in interest rates, credit spreads and equity prices.

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

As of December 31, 2011, the difference between our asset and liability duration was a (0.88) gap, compared to a (0.63) gap as of December 31, 2010.  A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets.

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

Based upon the information and assumptions used in the duration calculation, and interest rates in effect as of December 31, 2011, we estimate that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would increase the net fair value of the assets and liabilities by $206 million, compared to an increase of $192 million as of December 31, 2010, reflecting year to year changes in duration.  In calculating the impact of a 100 basis point increase on the value of the derivatives, we have assumed interest rate volatility remains constant.  The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.  There are $9.28 billion of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments.  These assets and the associated liabilities have not been included in the above estimate.  The $9.28 billion of assets excluded from the calculation has increased from $8.71 billion as of December 31, 2010, due to an increase in interest-sensitive life contractholder funds and improved fixed income valuations as a result of declining risk-free interest rates and tightening of credit spreads in certain sectors.  Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $594 million, compared to a decrease of $549 million as of December 31, 2010.

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

We pledge and receive collateral on certain types of derivative contracts.  For over-the-counter (“OTC”) derivative transactions, master netting agreements are used.  These agreements allow us to net payments due for transactions covered by the agreements and, when applicable, we are required to post collateral.  As of December 31, 2011, we held $63 million of cash and securities pledged by counterparties as collateral for OTC instruments, and we pledged $76 million of securities as collateral to counterparties.  We performed a sensitivity analysis on OTC derivative collateral by assuming a hypothetical 100 basis point rise in interest rates.  The analysis indicated that we would have to post an estimated $7 million in additional collateral.  The selection of these hypothetical scenarios should not be construed as our prediction of future events, but only as an illustration of the estimated potential effect of such events.  We also actively manage our counterparty credit risk exposure by monitoring the level of collateral posted by our counterparties with respect to our receivable positions.

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

Spread duration is calculated similarly to interest rate duration.  As of December 31, 2011, the spread duration of assets was 5.57, compared to 4.97 as of December 31, 2010.  Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect as of December 31, 2011, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings (“spread shock”) would decrease the net fair value of the assets by $2.60 billion, compared to $2.57 billion as of December 31, 2010.  Reflected in the duration calculation are the effects of our risk mitigation actions that use CDS to manage spread risk.  The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets.  As of December 31, 2011, we held $1.79 billion in securities with equity risk (including primarily limited partnership interests, non-redeemable preferred securities and equity-linked notes), compared to $1.70 billion as of December 31, 2010.

As of December 31, 2011, our portfolio of securities with equity risk had a cash market portfolio beta of 0.71, compared to a beta of 0.62 as of December 31, 2010.  Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the S&P 500.  Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 7.1%, respectively.  Based upon the information and assumptions we used to calculate beta as of December 31, 2011, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments identified above by $127 million, compared to $108 million as of December 31, 2010, and an immediate increase in the S&P 500 of 10% would increase the net fair value by $129 million compared to $111 million as of December 31, 2010.  The selection of a 10% immediate decrease or increase in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The beta of our securities with equity risk was determined by calculating the change in the fair value of the portfolio resulting from stressing the equity market up and down 10%.  The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.

As of December 31, 2011 and 2010, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $6.98 billion and $8.68 billion, respectively.  Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products.  In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk.  Equity risk for our variable life business relates to contract charges and policyholder benefits.  Total variable life contract charges for 2011 and 2010 were $76 million and $80 million, respectively.  Separate account liabilities related to variable life contracts were $716 million and $775 million in December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010 we had $3.86 billion and $4.70 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500.  We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits.

Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates.  This risk primarily arises from our foreign investments in limited partnership interests.  We also have certain fixed income securities that are denominated in foreign currencies; however, derivatives are used to hedge the foreign currency risk of approximately 96% of the fixed income securities.  As of December 31, 2011, we had $160 million in foreign currency denominated investments.  This amount was $243 million as of December 31, 2010.

Based upon the information and assumptions used as of December 31, 2011, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $16 million, compared with an estimated $24 million decrease as of December 31, 2010.  The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.  Our currency exposure is diversified across 6 currencies as of December 31, 2011, compared to 11 currencies as of December 31, 2010.  Our largest individual foreign currency exposures as of December 31, 2011 were to the Euro (72.3%) and the Canadian dollar (20.1%).  The largest individual foreign currency exposures as of December 31, 2010 were to the British Pound (22.9%) and the Euro (16.9%).  Our primary regional exposure is to Western Europe, with 74.4% as of December 31, 2011, compared to 65.3% as of December 31, 2010.

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

($ in millions)	2011	2010	2009
Common stock, retained income and additional capital paid-in	$5,572	$5,107	$5,163
Accumulated other comprehensive income (loss)	774	525	(777)
Total shareholder’s equity	6,346	5,632	4,386
Notes due to related parties	700	677	675
Total capital resources	$7,046	$6,309	$5,061

Shareholder’s equity increased in 2011, primarily due to net income and increased unrealized net capital gains on investments.  Shareholder’s equity increased in 2010, primarily due to unrealized net capital gains on investments, partially offset by a net loss.

Notes due to related parties increased $23 million in 2011 compared to December 31, 2010 and $2 million in 2010 compared to December 31, 2009.  See Note 4 of the consolidated financial statements for further detail.

Financial ratings and strength  The following table summarizes our financial strength ratings as of December 31, 2011.

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

On January 26, 2012, A.M. Best affirmed our financial strength rating of A+ and the outlook for the rating was revised to stable from negative.  On November 2, 2011, S&P affirmed our financial strength rating of A+ and the outlook for the rating was revised to negative from stable.  On November 8, 2011, Moody’s affirmed our financial strength rating of A1 and the outlook for the rating was revised to negative from stable.

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

In addition to the Liquidity Agreement, the Company also has an intercompany loan agreement with the Corporation.  The amount of intercompany loans available to the Company is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion.  The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings.

ALIC and its life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.  As of December 31, 2011, ALIC’s statutory surplus is $3.46 billion compared to $3.34 billion as of December 31, 2010.

State laws specify regulatory actions if an insurer’s risk-based capital (“RBC”), a measure of an insurer’s solvency, falls below certain levels.  The NAIC has a standard formula for annually assessing RBC.  The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks.  As of December 31, 2011, the RBC for each of our insurance companies was within the range that we target.

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

•                  Operating costs and expenses

•                  Purchase of investments

•                  Repayment of securities lending and line of credit agreements

•                  Payment or repayment of intercompany loans

•                  Dividends to parent

•                  Tax payments/settlements

•                  Debt service expenses and repayment

We actively manage our financial position and liquidity levels in light of changing market, economic, and business conditions.  Liquidity is assessed on both base and stressed level liquidity needs.  We believe we have sufficient liquidity to meet these needs.  Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Corporation to enhance flexibility.

Allstate parent holding company capital capacity The Corporation has at the parent holding company level, deployable invested assets totaling $2.24 billion as of December 31, 2011.  These assets include investments that are generally saleable within one quarter totaling $1.72 billion.  The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.  In 2012, AIC will have the capacity to pay dividends of $1.51 billion without prior regulatory approval.  In addition, the Corporation has access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility.  This provides capital for the parent company’s relatively low fixed charges and other corporate purposes.

There were no capital contributions received in 2011 or 2010.  In 2009, capital contributions were received in cash from AIC totaling $697 million.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of December 31, 2011, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A primary credit facility is available for short-term liquidity requirements and backs a commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in May 2012.  The facility is fully subscribed among 11 lenders with the largest commitment being $185 million.  The Corporation has the option to extend the expiration by one year upon approval of existing or replacement lenders providing more than two-thirds of the commitments to lend.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing provided the increased portion could be fully syndicated at a later date among existing or new lenders.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capital resources ratio as defined in the agreement.  This ratio as of December 31, 2011 was 20.0%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior, unsecured, nonguaranteed long-term debt.  There were no borrowings under the credit facility during 2011.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on May 8, 2009.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 399 million shares of treasury stock as of December 31, 2011), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds as of December 31, 2011 were $41.67 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2011.

		Percent to
($ in millions)		total
Not subject to discretionary withdrawal	$6,023	14.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	15,935	38.2
Market value adjustments (2)	6,435	15.4
Subject to discretionary withdrawal without adjustments (3)	13,276	31.9
Total contractholder funds (4)	$41,669	100.0%

(1)	Includes $8.70 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)

$5.28 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)	70% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)	Includes $1.16 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities increased 21.9% in 2011 compared to 2010.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 12.7% and 10.2% in 2011 and 2010, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of December 31, 2011, total institutional products outstanding were $1.88 billion, with scheduled maturities of $40 million, $1.75 billion and $85 million in 2012, 2013 and 2016, respectively.

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

Cash flows  As reflected in our Consolidated Statements of Cash Flows, lower cash provided by operating cash flows in 2011 was primarily due to income tax payments in 2011 compared to income tax refunds in 2010.  Operating cash flows in 2010 were higher than 2009 as higher premiums and tax refunds received were partially offset by lower investment income and higher contract benefits paid.

Higher cash provided by investing activities in 2011 compared to 2010 were impacted by lower net purchases of fixed income securities and higher net sales of fixed income securities used to fund reductions in contractholder fund liabilities.  Cash flows provided by investing activities in 2010 were impacted by reductions of investments to fund reductions in contractholder fund liabilities

Higher cash used in financing activities in 2011 compared to 2010 was primarily due to higher surrenders and partial withdrawals on fixed annuities and lower deposits on fixed annuities, partially offset by decreased maturities and retirements of institutional products.  Lower cash used in financing activities in 2010 compared to 2009 were primarily due to decreased maturities and retirements of institutional products, partially offset by lower deposits on fixed annuities.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

Contractual obligations and commitments  Our contractual obligations as of December 31, 2011 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral (1)	$263	$263	$--	$--	$--
Contractholder funds (2)	54,073	6,681	12,633	7,484	27,275
Reserve for life-contingent contract benefits (2)	32,827	921	1,804	1,771	28,331
Notes due to related parties (3)	1,558	44	89	90	1,335
Payable to affiliates, net	97	97	--	--	--
Other liabilities and accrued expenses (4)(5)	646	530	94	10	12
Total contractual cash obligations	$89,464	$8,536	$14,620	$9,355	$56,953

(1)

Liabilities for collateral are typically fully secured with cash or short-term investments.  We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2)

Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, and institutional products.  The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance.  These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders.  Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable.  These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract.  Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain.  For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control.  We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns.  Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments.  Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest.  As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $41.67 billion for contractholder funds and $13.71 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2011.  The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)	Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2011 because the notes due to related parties amount above includes interest.
(4)	Other liabilities primarily include accrued expenses, claim payments and other checks outstanding.
(5)

Balance sheet liabilities not included in the table above include unearned and advance premiums of $31 million and gross deferred tax liabilities of $1.14 billion.  These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties.  Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis.  In addition, other liabilities of $172 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

Our contractual commitments as of December 31, 2011 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commitments – conditional	$126	$95	$--	$1	$30
Other commitments – unconditional	797	121	215	370	91
Total commitments	$923	$216	$215	$371	$121

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

Item 8. Financial Statements and Supplementary Data

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2011	2010	2009

Revenues
Premiums (net of reinsurance ceded of $447, $485 and $528)	$624	$592	$581
Contract charges (net of reinsurance ceded of $283, $291 and $278)	1,008	991	952
Net investment income	2,637	2,760	2,974
Realized capital gains and losses:
Total other-than-temporary impairment losses	(279)	(591)	(1,592)
Portion of loss recognized in other comprehensive income	(14)	(45)	316
Net other-than-temporary impairment losses recognized in earnings	(293)	(636)	(1,276)
Sales and other realized capital gains and losses	683	123	856
Total realized capital gains and losses	390	(513)	(420)
	4,659	3,830	4,087
Costs and expenses
Contract benefits (net of reinsurance ceded of $631, $673 and $601)	1,502	1,496	1,402
Interest credited to contractholder funds (net of reinsurance ceded of $27, $32 and $32)	1,608	1,764	2,076
Amortization of deferred policy acquisition costs	513	272	888
Operating costs and expenses	316	329	321
Restructuring and related charges	1	(3)	24
Interest expense	45	44	42
	3,985	3,902	4,753

Gain on disposition of operations	7	6	7

Income (loss) from operations before income tax expense (benefit)	681	(66)	(659)

Income tax expense (benefit)	221	(38)	(112)

Net income (loss)	460	(28)	(547)

Other comprehensive income, after-tax
Change in unrealized net capital gains and losses	250	1,283	1,899
Change in unrealized foreign currency translation adjustments	(1)	--	--
Other comprehensive income, after-tax	249	1,283	1,899

Comprehensive income	$709	$1,255	$1,352

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2011	2010
Assets
Investments
Fixed income securities, at fair value (amortized cost $43,481 and $47,486)	$45,428	$48,214
Mortgage loans	6,546	6,553
Equity securities, at fair value (cost $143 and $164)	179	211
Limited partnership interests	1,612	1,272
Short-term, at fair value (amortized cost $593 and $1,257)	593	1,257
Policy loans	833	841
Other	1,086	1,094
Total investments	56,277	59,442
Cash	310	118
Deferred policy acquisition costs	2,588	2,982
Reinsurance recoverables	4,457	4,277
Accrued investment income	520	522
Other assets	406	420
Separate Accounts	6,984	8,676
Total assets	$71,542	$76,437

Liabilities
Contractholder funds	$41,669	$46,458
Reserve for life-contingent contract benefits	13,709	12,752
Unearned premiums	23	27
Payable to affiliates, net	97	118
Other liabilities and accrued expenses	1,043	1,454
Deferred income taxes	971	643
Notes due to related parties	700	677
Separate Accounts	6,984	8,676
Total liabilities	65,196	70,805

Commitments and Contingent Liabilities (Notes 7 and 11)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,190	3,189
Retained income	2,377	1,913
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(103)	(100)
Other unrealized net capital gains and losses	1,380	587
Unrealized adjustment to DAC, DSI and insurance reserves	(502)	38
Total unrealized net capital gains and losses	775	525
Unrealized foreign currency translation adjustments	(1)	--
Total accumulated other comprehensive income	774	525
Total shareholder’s equity	6,346	5,632
Total liabilities and shareholder’s equity	$71,542	$76,437

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Year Ended December 31,
	2011	2010	2009

Common stock	$5	$5	$5

Additional capital paid-in
Balance, beginning of year	3,189	3,189	2,475
Gain on purchase of investments from affiliate (see Note 4)	1	--	--
Capital contributions	--	--	697
Forgiveness of payable due to parent (see Note 4)	--	--	17
Balance, end of year	3,190	3,189	3,189

Retained income
Balance, beginning of year	1,913	1,969	2,066
Net income (loss)	460	(28)	(547)
Forgiveness of payable due to parent (see Note 4)	4	--	5
Cumulative effect of change in accounting principle	--	(28)	481
Loss on transfers of investments to/from parent (see Note 4)	--	--	(36)
Balance, end of year	2,377	1,913	1,969

Accumulated other comprehensive income
Balance, beginning of year	525	(777)	(2,337)
Change in unrealized net capital gains and losses	250	1,283	1,899
Change in unrealized foreign currency translation adjustments	(1)	--	--
Cumulative effect of change in accounting principle	--	19	(339)
Balance, end of year	774	525	(777)

Total shareholder’s equity	$6,346	$5,632	$4,386

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities
Net income (loss)	$460	$(28)	$(547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and other non-cash items	(61)	(144)	(277)
Realized capital gains and losses	(390)	513	420
Gain on disposition of operations	(7)	(6)	(7)
Interest credited to contractholder funds	1,608	1,764	2,076
Changes in:
Policy benefit and other insurance reserves	(568)	(343)	(446)
Unearned premiums	(4)	(3)	(2)
Deferred policy acquisition costs	195	(111)	485
Reinsurance recoverables, net	(259)	(365)	(236)
Income taxes	159	601	412
Other operating assets and liabilities	(46)	74	(29)
Net cash provided by operating activities	1,087	1,952	1,849
Cash flows from investing activities
Proceeds from sales
Fixed income securities	11,490	10,666	13,621
Equity securities	70	92	35
Limited partnership interests	175	110	78
Mortgage loans	97	112	335
Other investments	153	82	485
Investment collections
Fixed income securities	3,072	2,800	3,652
Mortgage loans	692	1,051	1,695
Other investments	93	109	105
Investment purchases
Fixed income securities	(10,002)	(11,361)	(16,720)
Equity securities	(14)	(54)	(102)
Limited partnership interests	(397)	(276)	(209)
Mortgage loans	(820)	(98)	(18)
Other investments	(340)	(133)	(26)
Change in short-term investments, net	463	266	2,275
Change in other investments, net	(280)	(159)	(193)
Net cash provided by investing activities	4,452	3,207	5,013

Cash flows from financing activities
Contractholder fund deposits	1,871	2,343	3,340
Contractholder fund withdrawals	(7,218)	(7,525)	(10,400)
Repayment of note due to related party	--	(4)	--
Capital contributions	--	--	250
Net cash used in financing activities	(5,347)	(5,186)	(6,810)
Net increase (decrease) in cash	192	(27)	52
Cash at beginning of year	118	145	93
Cash at end of year	$310	$118	$145

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

Nature of operations

The Company sells life insurance, retirement and investment products and voluntary accident and health insurance.  The principal individual products are interest-sensitive, traditional and variable life insurance, and fixed annuities including deferred and immediate.  The institutional product line, which the Company most recently offered in 2008, consists primarily of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.  The following table summarizes premiums and contract charges by product.

($ in millions)	2011	2010	2009
Premiums
Traditional life insurance	$420	$399	$387
Immediate annuities with life contingencies	106	97	102
Accident and health insurance	98	96	92
Total premiums	624	592	581

Contract charges
Interest-sensitive life insurance	975	952	907
Fixed annuities	33	39	45
Total contract charges	1,008	991	952
Total premiums and contract charges	$1,632	$1,583	$1,533

The Company, through several subsidiaries, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam.  For 2011, the top geographic locations for statutory premiums and annuity considerations were California, Nebraska, Texas, Florida and New York.  No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations.  The Company distributes its products to individuals through multiple distribution channels, including Allstate exclusive agencies and exclusive financial specialists, independent agents (including master brokerage agencies), specialized structured settlement brokers and directly through call centers and the internet.

The Company has exposure to market risk as a result of its investment portfolio.  Market risk is the risk that the Company will incur realized and unrealized net capital losses due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates.  The Company’s primary market risk exposures are to changes in interest rates, credit spreads and equity prices.  Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of its interest bearing assets and liabilities.  This risk arises from many of the Company’s primary activities, as it invests substantial funds in interest-sensitive assets and issues interest-sensitive liabilities.  Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields.  Credit spread risk is the risk that the Company will incur a loss due to adverse changes in credit spreads.  This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in spread-sensitive fixed income assets.  Equity price risk is the risk that the Company will incur losses due to adverse changes in the general levels of the equity markets.

The Company monitors economic and regulatory developments that have the potential to impact its business.  Federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products.  Congress and various state legislatures from time to time consider legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities.  Congress and various state legislatures also consider proposals to reduce the taxation of certain products or investments that may compete with life insurance or annuities.  Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of the Company’s products making them less competitive.  Such proposals, if adopted, could have an adverse effect on the Company’s financial position or ability to sell such products and could result in the surrender of some existing contracts and policies.  In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

2.  Summary of Significant Accounting Policies

Investments

Fixed income securities include bonds, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), asset-backed securities (“ABS”) and redeemable preferred stocks.  Fixed income securities, which may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value.  The difference between amortized cost and fair value, net of deferred income taxes, certain deferred policy acquisition costs (“DAC”), certain deferred sales inducement costs (“DSI”) and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income.  Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs, including prepayments, is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.

Mortgage loans are carried at outstanding principal balances, net of unamortized premium or discount and valuation allowances.  Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected.

Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments.  Equity securities are designated as available for sale and are carried at fair value.  The difference between cost and fair value, net of deferred income taxes, is reflected as a component of accumulated other comprehensive income.

Investments in limited partnership interests, including interests in private equity/debt funds, real estate funds, hedge funds and tax credit funds, where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies are accounted for in accordance with the cost method of accounting; all other investments in limited partnership interests are accounted for in accordance with the equity method of accounting (“EMA”).

Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value.  Policy loans are carried at unpaid principal balances.  Other investments primarily consist of bank loans, derivatives and notes due from related party.  Bank loans are primarily senior secured corporate loans and are carried at amortized cost.  Derivatives are carried at fair value.  Notes due from related party are carried at outstanding principal balances.

Investment income primarily consists of interest, dividends, income from cost method limited partnership interests and income from certain derivative transactions.  Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date.  Interest income for certain RMBS, CMBS and ABS is determined considering estimated pay-downs, including prepayments, obtained from third party data sources and internal estimates.  Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated.  For beneficial interests in securitized financial assets not of high credit quality, the effective yield is recalculated on a prospective basis.  For other RMBS, CMBS and ABS, the effective yield is recalculated on a retrospective basis.  For other-than-temporarily impaired fixed income securities, the effective yield method utilizes the difference between the amortized cost basis at impairment and the cash flows expected to be collected.  Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable.  Accrual of income is suspended for mortgage loans and bank loans that are in default or when full and timely collection of principal and interest payments is not probable.  Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value.  Income from cost method limited partnership interests is recognized upon receipt of amounts distributed by the partnerships.

Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, adjustments to valuation allowances on mortgage loans, periodic changes in fair value and settlements of certain derivatives including hedge ineffectiveness, and income from EMA limited partnership interests.  Realized capital gains and losses on investment sales, including calls and principal payments, are determined on a specific identification basis.  Income from EMA limited partnership interests is recognized based on the Company’s share of the earnings of the partnerships, and is recognized on a delay due to the availability of the related financial statements.  Income recognition on hedge funds is generally on a one month delay and income recognition on private equity/debt funds, real estate funds and tax credit funds is generally on a three month delay.

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

Derivative and embedded derivative financial instruments

Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate and equity), options (including swaptions), interest rate caps and floors, warrants, foreign currency swaps and certain investment risk transfer reinsurance agreements.  Derivatives required to be separated from the host instrument and accounted for as derivative financial instruments (“subject to bifurcation”) are embedded in certain fixed income securities, equity-indexed life and annuity contracts, reinsured variable annuity contracts and certain funding agreements.

All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds.  Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract.  The change in fair value of derivatives embedded in certain fixed income securities and subject to bifurcation is reported in realized capital gains and losses.  The change in fair value of derivatives embedded in life and annuity product contracts and subject to bifurcation is reported in contract benefits or interest credited to contractholder funds.  Cash flows from embedded derivatives subject to bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks, respectively, within the Consolidated Statements of Cash Flows.  Cash flows from other derivatives are reported in cash flows from investing activities within the Consolidated Statements of Cash Flows.

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

Fair value hedges   The change in fair value of hedging instruments used in fair value hedges of investment assets or a portion thereof is reported in net investment income, together with the change in fair value of the hedged items.  The change in fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof is reported in interest credited to contractholder funds, together with the change in fair value of the hedged items.  Accrued periodic settlements on swaps are reported together with the changes in fair value of the swaps in net investment income or interest credited to contractholder funds.  The amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying value of the hedged liability is adjusted for the change in fair value of the hedged risk.

Cash flow hedges   For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives representing the effective portion of the hedge are reported in accumulated other comprehensive income.  Amounts are reclassified to net investment income or realized capital gains and losses as the hedged or forecasted transaction affects income.  Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income.  The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to income, or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to income.  If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses.  If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

Termination of hedge accounting   If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable or the hedged asset becomes other-than-temporarily impaired), the Company may terminate the derivative position.  The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances.  If the derivative instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses.  When a fair value hedge is no longer effective, is redesignated as non-hedge or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof which has already been recognized in income while the hedge was in place and used to adjust the amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying value of the hedged liability, is amortized over the remaining life of the hedged asset, liability or portion thereof, and reflected in net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied.  If the hedged item in a fair value hedge is an asset that has become other-than-temporarily impaired, the adjustment made to the amortized cost for fixed income securities or the carrying value for mortgage loans is subject to the accounting policies applied to other-than-temporarily impaired assets.

When a derivative instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to income as the hedged risk impacts income.  If the derivative instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses.  When a derivative instrument used in a cash flow hedge of a forecasted transaction is terminated because it is probable the forecasted transaction will not occur, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied.

Non-hedge derivative financial instruments   For derivatives for which hedge accounting is not applied, the income statement effects, including fair value gains and losses and accrued periodic settlements, are reported either in realized capital gains and losses or in a single line item together with the results of the associated asset or liability for which risks are being managed.

Securities loaned

The Company’s business activities include securities lending transactions, which are used primarily to generate net investment income.  The proceeds received in conjunction with securities lending transactions are reinvested in short-term investments and fixed income securities.  These transactions are short-term in nature, usually 30 days or less.

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

Recognition of premium revenues and contract charges, and related benefits and interest credited

Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products.  Voluntary accident and health insurance products are expected to remain in force for an extended period.  Premiums from these products are recognized as revenue when due from policyholders.  Benefits are reflected in contract benefits and recognized in relation to premiums, so that profits are recognized over the life of the policy.

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

Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts and investment contracts.  Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates.  Crediting rates for indexed life and annuities and indexed funding agreements are generally based on a specified interest rate index, such as LIBOR, or an equity index, such as the Standard & Poor’s (“S&P”) 500 Index.  Interest credited also includes amortization of DSI expenses.  DSI is amortized into interest credited using the same method used to amortize DAC.

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

Deferred policy acquisition and sales inducement costs

Costs that vary with and are primarily related to acquiring life insurance and investment contracts are deferred and recorded as DAC.  These costs are principally agents’ and brokers’ remuneration and certain underwriting expenses.  DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuity and interest-sensitive life contracts.  These sales inducements are primarily in the form of additional credits to the customer’s account balance or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements.  All other acquisition costs are expensed as incurred and included in operating costs and expenses.  Amortization of DAC is included in amortization of deferred policy acquisition costs and is described in more detail below.  DSI is amortized into income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds.  DAC and DSI are periodically reviewed for recoverability and adjusted if necessary.

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

For interest-sensitive life, fixed annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits (“AGP”) and estimated future gross profits (“EGP”) expected to be earned over the estimated lives of the contracts.  The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts.  Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities.  The cumulative DAC and DSI amortization is reestimated and adjusted by a cumulative charge or credit to income when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.  When DAC or DSI amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC or DSI balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements.  Negative amortization is only recorded when the increased DAC or DSI balance is determined to be recoverable based on facts and circumstances.  Recapitalization of DAC and DSI is limited to the originally deferred costs plus interest.

AGP and EGP primarily consist of the following components: contract charges for the cost of insurance less mortality costs and other benefits; investment income and realized capital gains and losses less interest credited; and surrender and other contract charges less maintenance expenses.  The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable.  For products whose supporting investments are exposed to capital losses in excess of the Company’s expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC and DSI amortization may be modified to exclude the excess capital losses.

The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life, fixed annuities and other investment contracts in the aggregate using current assumptions.  If a change in the amount of EGP is significant, it could result in the unamortized DAC or DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively.

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

Customers of the Company may exchange one insurance policy or investment contract for another offered by the Company, or make modifications to an existing investment or life contract issued by the Company.  These transactions are identified as internal replacements for accounting purposes.  Internal replacement transactions determined to result in replacement contracts that are substantially unchanged from the replaced contracts are accounted for as continuations of the replaced contracts.  Unamortized DAC and DSI related to the replaced contracts continue to be deferred and amortized in connection with the replacement contracts.  For interest-sensitive life and investment contracts, the EGP of the replacement contracts are treated as a revision to the EGP of the replaced contracts in the determination of amortization of DAC and DSI.  For traditional life insurance policies, any changes to unamortized DAC that result from replacement contracts are treated as prospective revisions.  Any costs associated with the issuance of replacement contracts are characterized as maintenance costs and expensed as incurred.  Internal replacement transactions determined to result in a substantial change to the replaced contracts are accounted for as an extinguishment of the replaced contracts, and any unamortized DAC and DSI related to the replaced contracts are eliminated with a corresponding charge to amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively.

The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position.  The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired.  These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability.  The present value of future profits was $13 million and $15 million as of December 31, 2011 and 2010, respectively.  Amortization expense of the present value of future profits was $2 million, $1 million and $3 million in 2011, 2010 and 2009, respectively.

Reinsurance

In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance.  The Company has also used reinsurance to effect the acquisition or disposition of certain blocks of business.  The amounts reported as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid.  Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts.  Insurance liabilities are reported gross of reinsurance recoverables.  Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts.  Reinsurance does not extinguish the Company’s primary liability under the policies written.  Therefore, the Company regularly evaluates the financial condition of its reinsurers and establishes allowances for uncollectible reinsurance as appropriate.

Goodwill

Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired.  The goodwill balance was $5 million as of both December 31, 2011 and 2010.  Goodwill is not amortized but is tested for impairment at least annually.  The Company performs its annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter.  The Company also reviews goodwill for impairment whenever events or changes in circumstances, such as deteriorating or adverse market conditions, indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.  Goodwill impairment evaluations indicated no impairment as of December 31, 2011 or 2010.

Income taxes

The income tax provision is calculated under the liability method.  Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates.  The principal assets and liabilities giving rise to such differences are DAC, unrealized capital gains and losses on certain investments, differences in tax bases of invested assets and insurance reserves.  A deferred tax asset valuation allowance is established when there is uncertainty that such assets will be realized.

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

Contractholder funds

Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance, fixed annuities and funding agreements.  Contractholder funds primarily comprise deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses.  Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts and reserves for certain guarantees on reinsured variable annuity contracts.

Separate accounts

Separate accounts assets are carried at fair value.  The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations.  Separate accounts liabilities represent the contractholders’ claims to the related assets and are carried at an amount equal to the separate accounts assets.  Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore are not included in the Company’s Consolidated Statements of Operations and Comprehensive Income.  Deposits to and surrenders and withdrawals from the separate accounts are reflected in separate accounts liabilities and are not included in consolidated cash flows.

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

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued disclosure guidance for entities that enter into material business combinations.  The guidance specifies that if an entity presents comparative financial statements, it should disclose pro forma revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination.  The Company will apply the guidance to any material business combinations entered into on or after January 1, 2011.

Criteria for Classification as a Troubled Debt Restructuring (“TDR”)

In April 2011, the FASB issued clarifying guidance related to determining whether a loan modification or restructuring should be classified as a TDR.  The additional guidance provided pertains to the two criteria used to determine whether a TDR exists, whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  The guidance related to the identification of a TDR is to be applied retrospectively to the beginning of the annual period of adoption.  The measurement of impairment on a TDR identified under this guidance is effective prospectively.  Additional disclosures about TDRs of financing receivables are also required.  The adoption of this guidance as of July 1, 2011 did not have a material effect on the Company’s results of operations or financial position.

Pending accounting standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts.  The guidance specifies that the costs must be directly related to the successful acquisition of insurance contracts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs only when the direct-response advertising accounting criteria are met.  The new guidance is effective for reporting periods beginning after December 15, 2011.  The Company will adopt the new guidance retrospectively.  Upon adoption on January 1, 2012, the DAC balance will be reduced by an estimated $423 million with a corresponding decrease to shareholder’s equity of an estimated $279 million, net of taxes.  In future periods, operating costs and expenses will increase since a lower amount of acquisition costs will be capitalized, which will be partially offset by a decrease in amortization of DAC due to the retrospective reduction of the DAC balance.

Criteria for Determining Effective Control for Repurchase Agreements

In April 2011, the FASB issued guidance modifying the assessment criteria of effective control for repurchase agreements.  The new guidance removes the criteria requiring an entity to have the ability to repurchase or redeem financial assets on substantially the agreed terms and the collateral maintenance guidance related to that criteria.  The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur during reporting periods beginning on or after December 15, 2011.  Early adoption is not permitted.  The impact of adoption is not expected to be material to the Company’s results of operations or financial position.

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures.  Changes were made to improve consistency in global application.  The guidance is to be applied prospectively for reporting periods beginning after December 15, 2011.  Early adoption is not permitted.  The impact of adoption is not expected to be material to the Company’s results of operations or financial position.

Presentation of Comprehensive Income

In June and December 2011, the FASB issued guidance amending the presentation of comprehensive income and its components.  Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements.  The guidance is effective for reporting periods beginning after December 15, 2011 and is to be applied retrospectively.  The new guidance affects presentation only and will have no impact on the Company’s results of operations or financial position.

Disclosures about Offsetting Assets and Liabilities for Financial Instruments and Derivative Instruments

In December 2011, the FASB issued guidance requiring expanded disclosures, including both gross and net information, for financial instruments and derivative instruments that are either offset in the reporting entity’s financial statements or those that are subject to an enforceable master netting arrangement or similar agreement.  The guidance is effective for reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively.  The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.

3.  Supplemental Cash Flow Information

Non-cash investment exchanges, including modifications of certain mortgage loans (primarily refinances at maturity with no concessions granted to the borrower), fixed income securities, limited partnerships and other investments, as well as mergers completed with equity securities, totaled $486 million, $621 million and $372 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending program were $220 million, $461 million and $449 million as of December 31, 2011, 2010 and 2009, respectively, and are reported in other liabilities and accrued expenses. Obligations to return cash collateral for over-the-counter (“OTC”) derivatives were $43 million, $4 million and $168 million as of December 31, 2011, 2010 and 2009, respectively, and are reported in other liabilities and accrued expenses or other investments.  The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009

Net change in proceeds managed
Net change in short-term investments	$202	$152	$(277)
Operating cash flow provided (used)	$202	$152	$(277)

Net change in liabilities
Liabilities for collateral, beginning of year	$(465)	$(617)	$(340)
Liabilities for collateral, end of year	(263)	(465)	(617)
Operating cash flow (used) provided	$(202)	$(152)	$277

In 2011, a payable associated with the pension benefit obligations due to AIC totaling $4 million was forgiven.  In 2009, a payable associated with postretirement benefit obligations due to AIC totaling $22 million was forgiven.  The forgiveness of the payables reflect non-cash financing activities.

In 2009, the Company recorded a non-cash capital contribution from AIC totaling $447 million and transferred to an unconsolidated affiliate a $25 million surplus note issued by a consolidated subsidiary in exchange for a note receivable with a principal sum equal to that of the surplus note (see Note 4).

4.  Related Party Transactions

Business operations

The Company uses services performed by its affiliates, AIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities.  In addition, the Company shares the services of employees with AIC.  The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company.  The Company is charged for the cost of these operating expenses based on the level of services provided.  Operating expenses, including compensation, retirement and other benefit programs (see Note 15), allocated to the Company were $399 million, $404 million and $435 million in 2011, 2010 and 2009, respectively.  A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income as described in Note 2.

Structured settlement annuities

The Company issued $56 million, $54 million and $49 million of structured settlement annuities, a type of immediate annuity, in 2011, 2010 and 2009, respectively, at prices determined using interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC.  Of these amounts, $11 million, $11 million and $6 million relate to structured settlement annuities with life contingencies and are included in premium revenue for 2011, 2010 and 2009, respectively.

In most cases, these annuities were issued under a “qualified assignment” whereby Allstate Assignment Corporation (“AAC”) and prior to July 1, 2001 Allstate Settlement Corporation (“ASC”), both wholly owned subsidiaries of ALIC, purchased annuities from ALIC and assumed AIC’s obligation to make future payments.

AIC issued surety bonds to guarantee the payment of structured settlement benefits assumed by ASC (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company through June 30, 2001.

ASC entered into a General Indemnity Agreement pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gave AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds.  For contracts written on or after July 1, 2001, AIC no longer issues surety bonds to guarantee the payment of structured settlement benefits.  Alternatively, ALIC guarantees the payment of structured settlement benefits on all contracts issued on or after July 1, 2001.  Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.79 billion and $4.83 billion as of December 31, 2011 and 2010, respectively.

Broker-Dealer agreement

The Company receives distribution services from Allstate Financial Services, LLC, an affiliated broker-dealer company, for certain variable life insurance contracts sold by Allstate exclusive agencies.  For these services, the Company incurred commission and other distribution expenses of $15 million, $10 million and $10 million in 2011, 2010 and 2009, respectively.

Reinsurance transactions

The Company has coinsurance reinsurance agreements with its unconsolidated affiliate American Heritage Life Insurance Company (“AHL”) whereby the Company assumes certain interest-sensitive life insurance, fixed annuity contracts and accident and health insurance policies.  The amounts assumed are disclosed in Note 9.

ALIC enters into certain intercompany reinsurance transactions with its wholly owned subsidiaries.  ALIC enters into these transactions in order to maintain underwriting control and spread risk among various legal entities.  These reinsurance agreements have been approved by the appropriate regulatory authorities.  All significant intercompany transactions have been eliminated in consolidation.

Income taxes

The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 12).

Notes due to related parties

 Notes due to related parties outstanding as of December 31 consisted of the following:

($ in millions)	2011	2010
7.00% Note, due 2017, to AHL	$1	$2
5.80% Note, due 2018, to AHL	3	--
5.75% Note, due 2018, to AIC	10	--
5.75% Note, due 2018, to AIC	4	--
6.35% Note, due 2018, to AIC	7	--
7.00% Surplus Note, due 2028, to AIC (1)	400	400
6.74% Surplus Note, due 2029, to Kennett (1)	25	25
5.06% Surplus Note, due 2035, to Kennett (1)	100	100
6.18% Surplus Note, due 2036, to Kennett (1)	100	100
5.93% Surplus Note, due 2038, to Kennett (1)	50	50
Total notes due to related parties	$700	$677

____________

(1) No payment of principal or interest is permitted on the surplus notes without the written approval from the proper regulatory authority. The regulatory authority could prohibit the payment of interest and principal on the surplus notes if certain statutory capital requirements are not met. Permission to pay interest on the surplus notes was granted in both 2011 and 2010 on all notes except the $400 million note for which approval was not sought in 2010.

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

On June 30, 2006, ALIC sold Kennett a $100 million redeemable surplus note issued by ALIC Re.  The surplus note is due June 1, 2036 with an initial rate of 6.18% that will reset every ten years to the then current ten year Constant Maturity Treasury yield (“CMT”), plus 1.14%.  As payment, Kennett issued a full recourse note due June 1, 2036 to ALIC for the same amount with an initial interest rate of 5.98% that will reset every ten years to the then current ten year CMT, plus 0.94%.

On June 30, 2008, ALIC sold Kennett a $50 million redeemable surplus note issued by ALIC Re.  The surplus note is due June 1, 2038 with an initial rate of 5.93% that will reset every ten years to the then current ten year CMT, plus 2.09%.   As payment, Kennett issued a full recourse note due June 1, 2038 to ALIC for the same amount with an initial interest rate of 5.73% that will reset every ten years to the then current ten year CMT, plus 1.89%.

On December 18, 2009, ALIC sold Kennett a $25 million redeemable surplus note issued by ALIC Re.  The surplus note is due December 1, 2029 with an initial rate of 6.74% that will reset every ten years to the then current ten year CMT, plus 3.25%.  As payment, Kennett issued a full recourse note due December 1, 2029 to ALIC for the same amount with an initial interest rate of 5.19% that will reset every ten years to the then current ten year CMT, plus 1.70%.

The notes due from Kennett are classified as other investments.  In 2011, 2010 and 2009, the Company recorded net investment income on these notes of $15 million, $15 million and $14 million, respectively.  In 2011, 2010 and 2009, the Company incurred $16 million, $16 million and $14 million, respectively, of interest expense related to the surplus notes due to Kennett.

On November 17, 2008, the Company issued a $400 million 7.00% surplus note due November 17, 2028 to AIC in exchange for cash.  In each of 2011, 2010 and 2009, the Company incurred interest expense on this surplus note of $28 million.

In March 2010, in accordance with an asset purchase agreement between Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, and AHL, an unconsolidated affiliate of ALIC, RBI purchased from AHL mortgage loans with a fair value of $6 million on the date of sale and issued a 7.00% note due March 26, 2017 to AHL for the same amount.  In 2011 and 2010, RBI repaid $1 million and $4 million, respectively, of principal on this note.  In June 2011, RBI purchased from AHL mortgage loans with a fair value of $3 million on the date of sale and issued a 5.80% note due June 17, 2018 to AHL for the same amount.  Since the transactions were between affiliates under common control, the mortgage loans were recorded by RBI at AHL’s carrying value on the date of sale. The mortgage loans that were purchased were impaired loans; therefore, their carrying value on the date of sale equaled fair value.  In each of 2011 and 2010, the Company incurred interest expense on these notes of $0.2 million.

In March 2011, in accordance with an asset purchase agreement between RBI and AIC, RBI purchased from AIC real estate with a fair value of $10 million on the date of sale and issued a 5.75% note due March 24, 2018 to AIC for the same amount.  In April 2011, RBI purchased from AIC mortgage loans with a fair value of $4 million on the date of sale and issued a 5.75% note due April 19, 2018 to AIC for the same amount.  In August 2011, RBI purchased from AIC fixed income securities with a fair value of $7 million on the date of sale and issued a 6.35% note due August 23, 2018 to AIC for the same amount.  Since the transactions were between affiliates under common control, the purchased investments were recorded by RBI at AIC’s carrying value on the date of sale.  The investments that were purchased were impaired; therefore, the carrying value on the date of sale equaled fair value.  In 2011, the Company incurred interest expense on these notes of $0.7 million.

Liquidity and intercompany loan agreements

The Company, AIC and the Corporation are party to the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  The Company and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  The maximum amount of advances each party may make or receive is limited to $1 billion.  Netting or offsetting of advances made and received is not permitted.  Advances between the parties are required to have specified due dates less than or equal to 364 days from the date of the advance and be payable upon demand by written request from the lender at least ten business days prior to the demand date.  The borrower may make prepayments of the outstanding principal balance of an advance without penalty.  Advances will bear interest equal to or greater than the rate applicable to 30-day commercial paper issued by the Corporation on the date the advance is made with an adjustment on the first day of each month thereafter.  The Company had no amounts outstanding under the Liquidity Agreement as of December 31, 2011 or 2010.

In addition to the Liquidity Agreement, the Company has an intercompany loan agreement with the Corporation.  The amount of intercompany loans available to the Company is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1 billion.  The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings.  The Company had no amounts outstanding under the intercompany loan agreement as of December 31, 2011 or 2010.

On December 20, 2010, AHL entered into a Revolving Loan Credit Agreement (“Credit Agreement”) with RBI, a consolidated subsidiary of ALIC, according to which AHL agreed to extend revolving credit loans to RBI.  As security for its obligations under the Credit Agreement, RBI entered into a Pledge and Security Agreement with AHL, according to which RBI agreed to grant a pledge of and security interest in RBI’s right, title, and interest in certain assets of RBI.  The Company had no amounts outstanding under the Credit Agreement as of December 31, 2011 or 2010.

Investment purchases and sales

In November 2011, Allstate Finance Company, LLC (“AFC”), a consolidated subsidiary of ALIC, paid $176 million in cash to purchase commercial loans issued to insurance agents of AIC (“agent loans”) with a fair value of $175 million on the date of sale and $1 million of accrued investment income from Allstate Bank, an unconsolidated affiliate of ALIC.  Since the transaction was between affiliates under common control, the agent loans were recorded by AFC at Allstate Bank’s carrying value on the date of sale, which was the outstanding unpaid principal balance, net of valuation allowance and deferred fees, of $176 million and $1 million of accrued investment income.  The $1 million difference between the fair value of assets received and Allstate Bank’s carrying value was recorded as an increase to additional capital paid-in.

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

Capital contributions

In December 2009, the Company received a capital contribution from AIC totaling $447 million, which was recorded as additional capital paid-in.  The capital contribution included fixed income securities with a fair value and amortized cost basis of $442 million and $424 million, respectively, and accrued investment income of $5 million.  Since the transfer of the fixed income securities was between affiliates under common control, the securities were recorded by the Company at AIC’s amortized cost basis on the date of transfer with the difference between amortized cost and fair value recorded as a decrease to retained income of $16 million after-tax ($18 million pre-tax).

In March 2009, the Company received a capital contribution from AIC of $250 million, which was paid in cash and recorded as additional capital paid-in.

The Company and AIC have a Capital Support Agreement that went into effect in 2007.  Under the terms of this agreement, AIC agrees to provide capital to maintain the amount of statutory capital and surplus necessary to maintain a company action level risk-based capital (“RBC”) ratio of at least 150%.  AIC’s obligation to provide capital to the Company under the agreement is limited to an aggregate amount of $1 billion.  In exchange for providing this capital, the Company will pay AIC an annual commitment fee of 1% of the amount of the Capital and Surplus maximum that remains available on January 1 of such year.  The Company or AIC have the right to terminate this agreement when: 1) the Company qualifies for a financial strength rating from S&P’s, Moody’s or A.M. Best, without giving weight to the existence of this agreement, that is the same or better than its rating with such support; 2) the Company’s RBC ratio is at least 300%; or 3) AIC no longer directly or indirectly owns at least 50% of the voting stock of the Company.  As of December 31, 2011, no capital had been provided by AIC under this agreement.  All capital contributions to the Company subsequent to this agreement going into effect were discretionary and were made by AIC outside of the terms of this agreement.

Pension and postretirement benefit plans

Effective November 30, 2011, the Corporation became the sponsor of the defined benefit pension plans that cover most full-time employees, certain part-time employees and employee-agents.  Prior to November 30, 2011, AIC was the sponsor of these plans.  In connection with the change in sponsorship, amounts payable by the Company to the previous plan sponsor, AIC, totaling $4 million were forgiven which was recorded as an increase to retained income.

Effective September 30, 2009, the Corporation became the sponsor of a group medical plan and a group life insurance plan to provide covered benefits to certain retired employees (“postretirement benefits”).  Prior to September 30, 2009, AIC was the sponsor of these plans.  In connection with the change in sponsorship, amounts payable by the Company to the previous plan sponsor, AIC, totaling $22 million were forgiven.  The forgiveness of this liability was recorded as an increase in additional capital paid-in of $17 million and an increase to retained income of $5 million.

5.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
December 31, 2011
U.S. government and agencies	$2,502	$241	$--	$2,743
Municipal	4,380	426	(114)	4,692
Corporate	28,496	2,234	(326)	30,404
Foreign government	927	142	(1)	1,068
RMBS	2,954	74	(314)	2,714
CMBS	1,862	45	(224)	1,683
ABS	2,345	44	(281)	2,108
Redeemable preferred stock	15	1	--	16
Total fixed income securities	$43,481	$3,207	$(1,260)	$45,428

December 31, 2010
U.S. government and agencies	$3,258	$245	$(9)	$3,494
Municipal	5,179	88	(294)	4,973
Corporate	27,509	1,510	(369)	28,650
Foreign government	1,962	303	(8)	2,257
RMBS	4,674	132	(451)	4,355
CMBS	2,121	56	(274)	1,903
ABS	2,768	88	(289)	2,567
Redeemable preferred stock	15	--	--	15
Total fixed income securities	$47,486	$2,422	$(1,694)	$48,214

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of December 31, 2011:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,604	$1,626
Due after one year through five years	10,954	11,434
Due after five years through ten years	13,476	14,573
Due after ten years	12,148	12,973
	38,182	40,606
RMBS and ABS	5,299	4,822
Total	$43,481	$45,428

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income for the years ended December 31 is as follows:

($ in millions)	2011	2010	2009
Fixed income securities	$2,264	$2,476	$2,595
Mortgage loans	345	377	488
Equity securities	7	5	5
Limited partnership interests	49	21	8
Short-term investments	3	3	13
Other	71	(16)	(39)
Investment income, before expense	2,739	2,866	3,070
Investment expense	(102)	(106)	(96)
Net investment income	$2,637	$2,760	$2,974

Realized capital gains and losses

Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Fixed income securities	$539	$(370)	$(255)
Mortgage loans	(23)	(71)	(143)
Equity securities	14	36	(21)
Limited partnership interests	62	17	(283)
Derivatives	(203)	(124)	357
Other	1	(1)	(75)
Realized capital gains and losses	$390	$(513)	$(420)

Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Impairment write-downs	$(242)	$(494)	$(1,009)
Change in intent write-downs	(51)	(142)	(267)
Net other-than-temporary impairment losses recognized in earnings	(293)	(636)	(1,276)
Sales	823	215	637
Valuation of derivative instruments	(224)	(94)	315
Settlements of derivative instruments	22	(31)	41
EMA limited partnership income	62	33	(137)
Realized capital gains and losses	$390	$(513)	$(420)

Gross gains of $835 million, $454 million and $931 million and gross losses of $124 million, $343 million and $267 million were realized on sales of fixed income securities during 2011, 2010 and 2009, respectively.

Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2011			2010			2009

	Gross	Included in OCI	Net	Gross	Included in OCI	Net	Gross	Included in OCI	Net

Fixed income securities:
Municipal	$(14)	$(3)	$(17)	$(101)	$17	$(84)	$(25)	$--	$(25)
Corporate	(28)	6	(22)	(51)	1	(50)	(188)	(11)	(199)
Foreign government	--	--	--	--	--	--	(17)	--	(17)
RMBS	(111)	(20)	(131)	(236)	(20)	(256)	(434)	251	(183)
CMBS	(66)	1	(65)	(93)	(27)	(120)	(411)	102	(309)
ABS	(8)	2	(6)	(13)	(16)	(29)	(201)	(26)	(227)
Total fixed income securities	(227)	(14)	(241)	(494)	(45)	(539)	(1,276)	316	(960)
Mortgage loans	(33)	--	(33)	(71)	--	(71)	(102)	--	(102)
Equity securities	(5)	--	(5)	--	--	--	(29)	--	(29)
Limited partnership interests	(3)	--	(3)	(23)	--	(23)	(148)	--	(148)
Other	(11)	--	(11)	(3)	--	(3)	(37)	--	(37)
Other-than-temporary impairment losses	$(279)	$(14)	$(293)	$(591)	$(45)	$(636)	$(1,592)	$316	$(1,276)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $90 million and $213 million as of December 31, 2011 and 2010, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	December 31, 2011	December 31, 2010
Municipal	$(5)	$(17)
Corporate	(6)	(1)
RMBS	(198)	(258)
CMBS	(19)	(49)
ABS	(21)	(41)

Total	$(249)	$(366)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2011	2010	2009
Beginning balance	$(701)	$(808)	$--
Beginning balance of cumulative credit loss for securities held as of April 1, 2009	--	--	(1,059)
Cumulative effect of change in accounting principle	--	81	--
Additional credit loss for securities previously other-than-temporarily impaired	(76)	(221)	(111)
Additional credit loss for securities not previously other-than-temporarily impaired	(114)	(183)	(411)
Reduction in credit loss for securities disposed or collected	288	399	773
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	13	27	--
Change in credit loss due to accretion of increase in cash flows	9	4	--
Ending balance	$(581)	$(701)	$(808)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
December 31, 2011	value	Gains	Losses	gains (losses)
Fixed income securities	$45,428	$3,207	$(1,260)	$1,947
Equity securities	179	38	(2)	36
Short-term investments	593	--	--	--
Derivative instruments (1)	(12)	3	(15)	(12)
EMA limited partnership interests (2)				1
Unrealized net capital gains and losses, pre-tax				1,972
Amounts recognized for:
Insurance reserves (3)				(637)
DAC and DSI (4)				(135)
Amounts recognized				(772)
Deferred income taxes				(425)
Unrealized net capital gains and losses, after-tax				$775

(1)	Included in the fair value of derivative instruments are $(5) million classified as assets and $7 million classified as liabilities.
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

	Fair	Gross unrealized		Unrealized net
December 31, 2010	value	Gains	Losses	gains (losses)
Fixed income securities	$48,214	$2,422	$(1,694)	$728
Equity securities	211	48	(1)	47
Short-term investments	1,257	--	--	--
Derivative instruments (1)	(17)	2	(19)	(17)
Unrealized net capital gains and losses, pre-tax				758
Amounts recognized for:
Insurance reserves				(41)
DAC and DSI				98
Amounts recognized				57
Deferred income taxes				(290)
Unrealized net capital gains and losses, after-tax				$525

(1)	Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2011	2010	2009
Fixed income securities	$1,219	$2,912	$4,506
Equity securities	(11)	23	48
Short-term investments	--	--	(3)
Derivative instruments	5	1	(32)
EMA limited partnership interests	1	--	--
Total	1,214	2,936	4,519
Amounts recognized for:
Insurance reserves	(596)	(41)	378
DAC and DSI	(233)	(892)	(2,503)
Amounts recognized	(829)	(933)	(2,125)
Deferred income taxes	(135)	(701)	$(834)

Increase in unrealized net capital gains and losses	$250	$1,302	$1,560

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
December 31, 2011
Fixed income securities
Municipal	8	$67	$(7)	97	$624	$(107)	$(114)
Corporate	226	2,025	(72)	100	1,207	(254)	(326)
Foreign government	7	41	(1)	1	1	--	(1)
RMBS	140	152	(4)	161	809	(310)	(314)
CMBS	42	361	(47)	68	488	(177)	(224)
ABS	32	255	(13)	107	1,010	(268)	(281)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities	456	2,901	(144)	534	4,139	(1,116)	(1,260)
Equity securities	3	35	(2)	--	--	--	(2)
Total fixed income and equity securities	459	$2,936	$(146)	534	$4,139	$(1,116)	$(1,262)

Investment grade fixed income securities	351	$2,439	$(111)	328	$2,869	$(626)	$(737)
Below investment grade fixed income securities	105	462	(33)	206	1,270	(490)	(523)
Total fixed income securities	456	$2,901	$(144)	534	$4,139	$(1,116)	$(1,260)

December 31, 2010
Fixed income securities
U.S. government and agencies	13	$348	$(9)	--	$--	$--	$(9)
Municipal	142	1,718	(55)	170	1,145	(239)	(294)
Corporate	340	3,805	(144)	143	1,951	(225)	(369)
Foreign government	16	191	(8)	1	10	--	(8)
RMBS	108	143	(3)	246	1,266	(448)	(451)
CMBS	11	123	(2)	114	836	(272)	(274)
ABS	33	262	(4)	130	1,288	(285)	(289)
Total fixed income securities	663	6,590	(225)	804	6,496	(1,469)	(1,694)
Equity securities	3	17	(1)	--	--	--	(1)
Total fixed income and equity securities	666	$6,607	$(226)	804	$6,496	$(1,469)	$(1,695)

Investment grade fixed income securities	600	$6,222	$(209)	559	$4,853	$(782)	$(991)
Below investment grade fixed income securities	63	368	(16)	245	1,643	(687)	(703)
Total fixed income securities	663	$6,590	$(225)	804	$6,496	$(1,469)	$(1,694)

As of December 31, 2011, $352 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $352 million, $274 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa,

Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of December 31, 2011, the remaining $910 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $463 million of these unrealized losses were evaluated based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $910 million, $447 million are related to below investment grade fixed income securities.  Of these amounts, $305 million of the below investment grade fixed income securities had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2011.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations.

RMBS, CMBS and ABS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings.  This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for RMBS and ABS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying securities.  Unrealized losses on equity securities are primarily related to temporary equity market fluctuations of securities that are expected to recover.

As of December 31, 2011, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of December 31, 2011, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of December 31, 2011 and 2010, the carrying value of equity method limited partnership interests totaled $858 million and $610 million, respectively.  The Company recognizes an impairment loss for equity method investments when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  In 2011, 2010 and 2009, the Company had write-downs related to equity method limited partnership interests of $1 million, $1 million and $5 million, respectively.

As of December 31, 2011 and 2010, the carrying value for cost method limited partnership interests was $754 million and $662 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  In 2011, 2010 and 2009, the Company had write-downs related to cost method investments of $2 million, $22 million and $143 million, respectively.

Mortgage loans

The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located throughout the United States and totaled, net of valuation allowance, $6.55 billion as of both December 31, 2011 and 2010.  Substantially all of the commercial mortgage loans are non-recourse to the borrower.  The following table shows the principal geographic distribution of commercial real estate represented in the Company’s mortgage loan portfolio.  No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage loan portfolio carrying value)	2011	2010
California	22.8%	23.5%
Illinois	8.9	9.3
New Jersey	7.0	6.6
New York	6.3	6.7
Texas	5.7	5.3
Pennsylvania	5.6	5.6
Massachusetts	5.0	4.1

The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage loan portfolio carrying value)	2011	2010
Office buildings	29.0%	32.0%
Retail	26.0	27.5
Warehouse	20.1	21.8
Apartment complex	16.6	12.8
Other	8.3	5.9
Total	100.0%	100.0%

The contractual maturities of the mortgage loan portfolio as of December 31, 2011, excluding $43 million of mortgage loans in the process of foreclosure, are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2012	56	$554	8.5%
2013	58	454	7.0
2014	69	913	14.0
2015	64	937	14.4
Thereafter	349	3,645	56.1
Total	596	$6,503	100.0%

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Mortgage loan valuation allowances are charged off when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2011.

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

The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution as of December 31:

($ in millions)	2011			2010
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$345	$--	$345	$275	$--	$275
1.0 - 1.25	1,488	--	1,488	1,571	16	1,587
1.26 - 1.50	1,475	19	1,494	1,478	--	1,478
Above 1.50	2,847	128	2,975	2,484	546	3,030
Total non-impaired mortgage loans	$6,155	$147	$6,302	$5,808	$562	$6,370

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

The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2011	2010
Impaired mortgage loans with a valuation allowance	$244	$168
Impaired mortgage loans without a valuation allowance	--	15
Total impaired mortgage loans	$244	$183
Valuation allowance on impaired mortgage loans	$63	$84

The average balance of impaired loans was $ 207 million, $ 275 million and $ 313 million during 2011, 2010 and 2009, respectively.

The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2011	2010	2009
Beginning balance	$84	$94	$3
Net increase in valuation allowance	33	65	96
Charge offs	(54)	(75)	(5)
Ending balance	$63	$84	$94

The carrying value of past due mortgage loans as of December 31 is as follows:

($ in millions)	2011	2010
Less than 90 days past due	$--	$12
90 days or greater past due	43	78
Total past due	43	90
Current loans	6,503	6,463
Total mortgage loans	$6,546	$6,553

Municipal bonds

The Company maintains a diversified portfolio of municipal bonds.  The following table shows the principal geographic distribution of municipal bond issuers represented in the Company’s portfolio as of December 31.  No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2011	2010
California	14.1%	14.7%
Texas	11.1	11.9
New York	7.7	7.8
Delaware	5.2	5.3

Concentration of credit risk

As of December 31, 2011, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholder’s equity.

Securities loaned

The Company’s business activities include securities lending programs with third parties, mostly large banks.  As of December 31, 2011 and 2010, fixed income securities with a carrying value of $213 million and $448 million, respectively, were on loan under these agreements.  In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company’s obligation to return the collateral.  Interest income on collateral, net of fees, was $1 million, $2 million and $2 million in 2011, 2010 and 2009, respectively.

Other investment information

Included in fixed income securities are below investment grade assets totaling $3.33 billion and $3.84 billion as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, fixed income securities and short-term investments with a carrying value of $67 million were on deposit with regulatory authorities as required by law.

As of December 31, 2011, the carrying value of fixed income securities and other investments that were non-income producing was $15 million.

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

The second situation where the Company classifies securities in Level 3 is where specific inputs significant to the fair value estimation models are not market observable.  This occurs in two primary instances.  The first relates to the Company’s use of broker quotes to value certain securities where the inputs have not been corroborated to be market observable.  The second relates to auction rate securities (“ARS”) backed by student loans for which a key input, the anticipated date liquidity will return to this market, is not market observable.

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

RMBS and ABS:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Certain ABS are valued based on non-binding broker quotes whose inputs have been corroborated to be market observable.

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

•                  Equity securities:  The primary inputs to the valuation include quoted prices or quoted net asset values for identical or similar assets in markets that are not active.

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

OTC derivatives, including interest rate swaps, foreign currency swaps, certain options and certain credit default swaps, are valued using models that rely on inputs such as interest rate yield curves, currency rates, and counterparty credit spreads that are observable for substantially the full term of the contract.  The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

Level 3 measurements

•                  Fixed income securities:

Municipal:  ARS primarily backed by student loans that have become illiquid due to failures in the auction market are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including estimates of future coupon rates if auction failures continue, the anticipated date liquidity will return to the market and illiquidity premium.  Also included are municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”).  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.

Corporate, including privately placed:  Primarily valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  Also included are equity-indexed notes which are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, such as volatility.  Other inputs include an interest rate yield curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.

RMBS, CMBS and ABS:  Valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2011:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2011
Assets
Fixed income securities:
U.S. government and agencies	$1,614	$1,129	$--		$2,743
Municipal	--	4,305	387		4,692
Corporate	--	29,085	1,319		30,404
Foreign government	--	1,068	--		1,068
RMBS	--	2,667	47		2,714
CMBS	--	1,653	30		1,683
ABS	--	1,854	254		2,108
Redeemable preferred stock	--	15	1		16
Total fixed income securities	1,614	41,776	2,038		45,428
Equity securities	127	38	14		179
Short-term investments	46	547	--		593
Other investments:
Free-standing derivatives	--	268	1	$(103)	166
Separate account assets	6,984	--	--		6,984
Other assets	--	--	1		1
Total recurring basis assets	8,771	42,629	2,054	(103)	53,351
Non-recurring basis (1)	--	--	24		24
Total assets at fair value	$8,771	$42,629	$2,078	$(103)	$53,375
% of total assets at fair value	16.4%	79.9%	3.9%	(0.2) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(723)		$(723)
Other liabilities:
Free-standing derivatives	--	(96)	(89)	$60	(125)
Total liabilities at fair value	$--	$(96)	$(812)	$60	$(848)
% of total liabilities at fair value	-- %	11.3%	95.8%	(7.1) %	100.0%

(1)    Includes $19 million of mortgage loans and $5 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

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

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2011.

($ in millions)		Total realized and unrealized gains (losses) included in:
	Balance as of December 31, 2010	Net income (1)	OCI on Statement of Financial Position	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$601	$(2)	$7	$48	$(34)
Corporate	1,760	52	(35)	237	(410)
RMBS	1,189	(57)	77	–	(853)
CMBS	844	(43)	111	65	(878)
ABS	1,974	21	(65)	--	(1,470)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	6,369	(29)	95	350	(3,645)
Equity securities	29	(5)	--	--	(10)
Other investments:
Free-standing derivatives, net	(77)	(37)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$6,322	$(71)	$95	$350	$(3,655)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$(134)	$--	$--	$--
Total recurring Level 3 liabilities	$(653)	$(134)	$--	$--	$--

	Purchases	Sales	Issuances	Settlements	Balance as of December 31, 2011
Assets
Fixed income securities:
Municipal	$10	$(241)	$--	$(2)	$387
Corporate	266	(473)	--	(78)	1,319
RMBS	--	(222)	--	(87)	47
CMBS	--	(66)	--	(3)	30
ABS	146	(136)	--	(216)	254
Redeemable preferred stock	--	--	--	–	1
Total fixed income securities	422	(1,138)	--	(386)	2,038
Equity securities	1	(1)	--	–	14
Other investments:
Free-standing derivatives, net	18	--	--	8	(88)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$441	$(1,139)	$--	$(378)	$1,965

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(100)	$164	$(723)
Total recurring Level 3 liabilities	$--	$--	$(100)	$164	$(723)

(1)    The effect to net income totals $(205) million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(101) million in realized capital gains and losses, $34 million in net investment income, $(106) million in interest credited to contractholder funds and $(32) million in contract benefits.

(2)  Comprises $1 million of assets and $89 million of liabilities.

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

(1)   The effect to net income totals $(490) million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(522) million in realized capital gains and losses, $64 million in net investment income, $(1) million in interest credited to contractholder funds and $(31) million in contract benefits.

(2)   Comprises $10 million of assets and $87 million of liabilities.

Transfers between level categorizations may occur due to changes in the availability of market observable inputs, which generally are caused by changes in market conditions such as liquidity, trading volume or bid-ask spreads.  Transfers between level categorizations may also occur due to changes in the valuation source.  For example, in situations where a fair value quote is not provided by the Company’s independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote whose inputs have not been corroborated to be market observable, the security is transferred into Level 3.  Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred.  Therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the Level 3 rollforward table.

There were no transfers between Level 1 and Level 2 during 2011 or 2010.

During 2011, certain RMBS, CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in market activity for these assets.  Additionally, certain ABS that are valued based on non-binding broker quotes were transferred into Level 2 from Level 3 since the inputs were corroborated to be market observable.  During 2010, certain CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in market activity for these assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during 2011 and 2010 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where inputs have not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during 2011 and 2010 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Transfers into Level 3 during 2010 also included derivatives embedded in equity-indexed life and annuity contracts due to refinements in the valuation modeling resulting in an increase in significance of non-market observable inputs.

The following table provides the total gains and (losses) included in net income for Level 3 assets and liabilities still held as of December 31.

($ in millions)	2011	2010
Assets
Fixed income securities:
Municipal	$(2)	$(7)
Corporate	19	37
RMBS	--	(203)
CMBS	(12)	(28)
ABS	(35)	52
Total fixed income securities	(30)	(149)
Equity securities	(4)	--
Other investments:
Free-standing derivatives, net	(29)	(26)
Other assets	--	(1)
Total recurring Level 3 assets	$(63)	$(176)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(134)	$(31)
Total recurring Level 3 liabilities	$(134)	$(31)

The amounts in the table above represent gains and losses included in net income during 2011 and 2010 for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(197) million in 2011 and are reported as follows: $(105) million in realized capital gains and losses, $42 million in net investment income, $(102) million in interest credited to contractholder funds and $(32) million in contract benefits.  These gains and losses total $(207) million in 2010 and are reported as follows: $(248) million in realized capital gains and losses, $74 million in net investment income, $(2) million in interest credited to contractholder funds and $(31) million in contract benefits.

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

(1)

The effect to net income totals $(479) million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(719) million in realized capital gains and losses, $89 million in net investment income, $3 million in interest credited to contractholder funds and $148 million in contract benefits.

(2)	Comprises $32 million of assets and $85 million of liabilities.
(3)

The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(240) million and are reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $(481) million in realized capital gains and losses, $87 million in net investment income, $6 million in interest credited to contractholder funds and $148 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	December 31, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,546	$6,739	$6,553	$6,312
Limited partnership interests - cost basis	754	882	662	719
Bank loans	299	290	322	314
Notes due from related party	275	235	275	245

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

Financial liabilities

($ in millions)	December 31, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$30,161	$30,468	$35,040	$34,056
Notes due to related parties	700	659	677	649
Liability for collateral	263	263	465	465

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

7.  Derivative Financial Instruments and Off-balance-sheet Financial Instruments

The Company uses derivatives to manage risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, negative equity market valuations, increases in credit spreads, and foreign currency fluctuations, and for asset replication.  The Company does not use derivatives for speculative purposes.

Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities.  Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, floors, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. The Company uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and futures and options for hedging the equity exposure contained in equity indexed life and annuity product contracts that offer equity returns to contractholders.  In addition, the Company uses interest rate swaps to hedge interest rate risk inherent in funding agreements.  The Company uses foreign currency swaps primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements and holding foreign currency denominated investments.  Credit default swaps are typically used to mitigate the credit risk within the Company’s fixed income portfolio.

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

The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value.  The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide equity returns to contractholders; equity-indexed notes containing equity call options, which provide a coupon payout that is determined using one or more equity-based indices; credit default swaps in synthetic collateralized debt obligations, which provide enhanced coupon rates as a result of selling credit protection; and conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of December 31, 2011, the Company pledged $6 million of securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2011.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$144	n/a	$(8)	$--	$(8)
Foreign currency swap agreements	Other investments	127	n/a	(5)	3	(8)
Total		271	n/a	(13)	3	(16)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	8,028	n/a	122	137	(15)
Interest rate swaption agreements	Other investments	500	n/a	--	--	--
Interest rate cap and floor agreements	Other investments	1,591	n/a	(12)	--	(12)
Financial futures contracts and options	Other assets	n/a	40	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	163	15,180	104	104	--
Options, futures and warrants	Other assets	n/a	1,011	--	--	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	50	n/a	6	6	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	150	n/a	11	11	--
Credit default swaps	Fixed income securities	170	n/a	(113)	--	(113)
Credit default contracts
Credit default swaps – buying protection	Other investments	110	n/a	2	4	(2)
Credit default swaps – selling protection	Other investments	32	n/a	--	--	--
Other contracts
Other contracts	Other investments	5	n/a	--	--	--
Other contracts	Other assets	4	n/a	1	1	--
Total		10,808	16,231	121	263	(142)

Total asset derivatives		$11,079	16,231	$108	$266	$(158)

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$28	n/a	$(5)	$--	$(5)
Foreign currency swap agreements	Other liabilities & accrued expenses	50	n/a	(7)	--	(7)
Total		78	n/a	(12)	--	(12)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	8	8	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	914	n/a	(9)	--	(9)
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	n/a	14,985	(49)	--	(49)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	917	n/a	(105)	--	(105)
Guaranteed withdrawal benefits	Contractholder funds	613	n/a	(57)	--	(57)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,996	n/a	(553)	--	(553)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(8)	--	(8)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	127	n/a	5	6	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	270	n/a	(68)	1	(69)
Total		7,007	14,985	(836)	15	(851)

Total liability derivatives		7,085	14,985	(848)	$15	$(863)

Total derivatives		$18,164	31,216	$(740)

(1)

Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2010.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$156	n/a	$(18)	$--	$(18)
Foreign currency swap agreements	Other investments	64	n/a	2	3	(1)
Total		220	n/a	(16)	3	(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	1,094	n/a	79	81	(2)
Interest rate cap and floor agreements	Other investments	226	n/a	(2)	1	(3)
Financial futures contracts and options	Other assets	n/a	1,420	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	64	20,451	327	327	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	90	n/a	6	6	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	287	n/a	84	84	--
Equity-indexed call options	Fixed income securities	300	n/a	47	47	--
Credit default swaps	Fixed income securities	179	n/a	(87)	--	(87)
Credit default contracts
Credit default swaps – buying protection	Other investments	66	n/a	(1)	1	(2)
Credit default swaps – selling protection	Other investments	42	n/a	(2)	1	(3)
Other contracts
Other contracts	Other investments	13	n/a	--	--	--
Other contracts	Other assets	5	n/a	1	1	--
Total		2,366	21,871	452	549	(97)

Total asset derivatives		$2,586	21,871	$436	$552	$(116)

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$3,345	n/a	$(181)	$20	$(201)
Interest rate swap agreements	Contractholder funds	--	n/a	2	2	--
Foreign currency swap agreements	Other liabilities & accrued expenses	138	n/a	(20)	--	(20)
Foreign currency and interest rate swap agreements	Other liabilities & accrued expenses	435	n/a	34	34	--
Foreign currency and interest rate swap agreements	Contractholder funds	--	n/a	28	28	--
Total		3,918	n/a	(137)	84	(221)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	3,642	n/a	66	96	(30)
Interest rate swaption agreements	Other liabilities & accrued expenses	750	n/a	4	4	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	3,216	n/a	(22)	1	(23)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	150	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	64	20,752	(168)	2	(170)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	1,067	n/a	(88)	--	(88)
Guaranteed withdrawal benefits	Contractholder funds	739	n/a	(47)	--	(47)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	4,694	n/a	(515)	--	(515)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	--	(3)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	181	n/a	(3)	4	(7)
Credit default swaps – selling protection	Other liabilities & accrued expenses	267	n/a	(61)	1	(62)
Total		14,705	20,902	(837)	108	(945)

Total liability derivatives		18,623	20,902	(974)	$192	$(1,166)

Total derivatives		$21,209	42,773	$(538)

(1) Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the years ended December 31.  There is no expected amortization of net losses from accumulated other comprehensive income related to cash flow hedges during the next twelve months.

($ in millions)
Effective portion	2011	2010	2009
Gain (loss) recognized in OCI on derivatives during the period	$4	$3	$(35)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(12)	(17)	(18)
Gain reclassified from AOCI into income (net investment income)	--	--	2
(Loss) gain reclassified from AOCI into income (realized capital gains and losses)	(1)	2	(3)
Ineffective portion and amount excluded from effectiveness testing
Gain recognized in income on derivatives (realized capital gains and losses)	--	--	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31.

($ in millions)	2011
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(2)	$(8)	$--	$(5)	$(15)
Foreign currency and interest rate contracts	--	--	--	(32)	(32)
Subtotal	(2)	(8)	--	(37)	(47)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(151)	--	--	(151)
Equity and index contracts	--	--	--	(2)	(2)
Embedded derivative financial instruments	--	(45)	(32)	(38)	(115)
Credit default contracts	--	2	--	--	2
Other contracts	--	--	--	7	7
Subtotal	--	(194)	(32)	(33)	(259)
Total	$(2)	$(202)	$(32)	$(70)	$(306)

	2010
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(139)	$9	$--	$11	$(119)
Foreign currency and interest rate contracts	--	(2)	--	(18)	(20)
Subtotal	(139)	7	--	(7)	(139)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(138)	--	--	(138)
Equity and index contracts	--	--	--	113	113
Embedded derivative financial instruments	--	8	(28)	34	14
Foreign currency contracts	--	4	--	--	4
Credit default contracts	--	(6)	--	--	(6)
Other contracts	--	--	--	3	3
Subtotal	--	(132)	(28)	150	(10)
Total	$(139)	$(125)	$(28)	$143	$(149)

	2009
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$30	$12	$--	$(13)	$29
Foreign currency and interest rate contracts	--	(9)	--	77	68
Subtotal	30	3	--	64	97

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	280	--	--	280
Equity and index contracts	--	--	--	115	115
Embedded derivative financial instruments	--	60	158	(184)	34
Foreign currency contracts	--	3	--	--	3
Credit default contracts	--	14	--	--	14
Other contracts	--	--	--	3	3
Subtotal	--	357	158	(66)	449
Total	$30	$360	$158	$(2)	$546

The hedge ineffectiveness reported in realized capital gains and losses amounted to losses of $8 million in 2011, gains of $7 million in 2010 and losses of $1 million in 2009.

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31.

($ in millions)	2011
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(7)	$(34)	$41	$--
Net investment income	26	--	--	(26)
Realized capital gains and losses	(8)	--	--	--
Total	$11	$(34)	$41	$(26)

	2010
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$--	$(48)	$48	$--
Net investment income	(33)	--	--	33
Realized capital gains and losses	9	(2)	--	--
Total	$(24)	$(50)	$48	$33

	2009
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(26)	$39	$(13)	$--
Net investment income	164	--	--	(164)
Realized capital gains and losses	12	(9)	--	--
Total	$150	$30	$(13)	$(164)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of December 31, 2011, counterparties pledged $63 million in cash and securities to the Company, and the Company pledged $76 million in securities to counterparties which includes $72 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $4 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure as of December 31 by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	2011				2010
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$25	$1	$1	1	$675	$19	$10
A+	3	2,936	24	4	2	951	14	10
A	2	3,913	14	--	3	772	10	10
A-	2	3,815	25	--	1	89	32	32
BBB+	2	57	41	41	--	--	--	--
Total	10	$10,746	$105	$46	7	$2,487	$75	$62

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

($ in millions)	2011	2010
Gross liability fair value of contracts containing credit-risk-contingent features	$133	$368
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(60)	(212)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(72)	(147)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$9

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2011:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$40	$45	$15	$10	$110	$(1)
High yield debt	--	--	--	2	2	--
Municipal	25	--	--	--	25	(5)
Subtotal	65	45	15	12	137	(6)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(29)
First-to-default
Municipal	--	100	--	--	100	(33)
Subtotal	--	100	--	65	165	(62)
Total	$65	$145	$15	$77	$302	$(68)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2010:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$40	$55	$10	$10	$115	$(1)
High yield debt	--	--	--	4	4	--
Municipal	25	--	--	--	25	(6)
Subtotal	65	55	10	14	144	(7)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(19)
First-to-default
Municipal	--	100	--	--	100	(37)
Subtotal	--	100	--	65	165	(56)
Total	$65	$155	$10	$79	$309	$(63)

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

Off-balance-sheet financial instruments

The contractual amounts of off-balance-sheet financial instruments as of December 31 are as follows:

($ in millions)	2011	2010
Commitments to invest in limited partnership interests	$797	$731
Commitments to extend mortgage loans	72	--
Private placement commitments	30	111
Other loan commitments	24	25

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

Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract.  The Company enters into these agreements to commit to future loan fundings at a predetermined interest rate.  Commitments generally have fixed expiration dates or other termination clauses.  The fair value of commitments to extend mortgage loans, which are secured by the underlying properties, is $1 million as of December 31, 2011, and is valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers.

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

8.  Reserve for Life-Contingent Contract Benefits and Contractholder Funds

As of December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2011	2010
Immediate fixed annuities:
Structured settlement annuities	$7,110	$6,522
Other immediate fixed annuities	2,354	2,211
Traditional life insurance	2,805	2,751
Accident and health insurance	1,322	1,181
Other	118	87
Total reserve for life-contingent contract benefits	$13,709	$12,752

The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method

Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 0% to 9.3%	Present value of contractually specified future benefits

Other immediate fixed annuities

1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table; Annuity 2000 mortality table with internal modifications; 1983 individual annuity mortality table with internal modifications

		Interest rate assumptions range from 0.9% to 11.5%	Present value of expected future benefits based on historical experience

Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 4.0% to 11.3%	Net level premium reserve method using the Company’s withdrawal experience rates; includes reserves for unpaid claims

Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 3.0% to 5.3%	Unearned premium; additional contract reserves for mortality risk and unpaid claims

Other: Variable annuity guaranteed minimum death benefits (1)	100% of Annuity 2000 mortality table	Interest rate assumptions range from 4.0% to 5.1%	Projected benefit ratio applied to cumulative assessments

(1)

In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively “Prudential”).

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies.  A liability of $637 million and $41 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2011 and 2010, respectively.  The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

As of December 31, contractholder funds consist of the following:

($ in millions)	2011	2010
Interest-sensitive life insurance	$10,195	$10,061
Investment contracts:
Fixed annuities	29,017	33,134
Funding agreements backing medium-term notes	1,929	2,749
Other investment contracts	528	514
Total contractholder funds	$41,669	$46,458

The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/surrender charges

Interest-sensitive life insurance	Interest rates credited range from 0% to 11.0% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.5% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years

Fixed annuities	Interest rates credited range from 0% to 9.9% for immediate annuities; (8.0)% to 11.0% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.2% to 6.6% for all other products

Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 25.3% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Funding agreements backing medium-term notes	Interest rates credited range from 0.9% to 5.8% (excluding currency-swapped medium-term notes)	Not applicable

Other investment contracts:

Guaranteed minimum income, accumulation and withdrawal benefits on variable(1) and fixed annuities and secondary guarantees on interest-sensitive life insurance and fixed annuities

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

Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2011	2010
Balance, beginning of year	$46,458	$50,850
Deposits	1,869	2,363
Interest credited	1,592	1,752
Benefits	(1,454)	(1,537)
Surrenders and partial withdrawals	(4,908)	(4,166)
Maturities and retirements of institutional products	(867)	(1,833)
Contract charges	(962)	(921)
Net transfers from separate accounts	12	11
Fair value hedge adjustments for institutional products	(34)	(196)
Other adjustments	(37)	135
Balance, end of year	$41,669	$46,458

The Company offered various guarantees to variable annuity contractholders.  Liabilities for variable contract guarantees related to death benefits are included in the reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds.  All liabilities for variable contract guarantees are reported on a gross basis on the balance sheet with a corresponding reinsurance recoverable asset for those contracts subject to reinsurance.  In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives.  The account balances of variable annuities contracts’ separate accounts with guarantees included $5.54 billion and $6.94 billion of equity, fixed income and balanced mutual funds and $837 million and $1.09 billion of money market mutual funds as of December 31, 2011 and 2010, respectively.

The table below presents information regarding the Company’s variable annuity contracts with guarantees.  The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	December 31,
	2011	2010
In the event of death
Separate account value	$6,372	$8,029
Net amount at risk (1)	$1,502	$1,402
Average attained age of contractholders	66 years	66 years

At annuitization (includes income benefit guarantees)
Separate account value	$1,489	$1,945
Net amount at risk (2)	$574	$580
Weighted average waiting period until annuitization options available	1 year	2 years

For cumulative periodic withdrawals
Separate account value	$587	$735
Net amount at risk (3)	$27	$21

Accumulation at specified dates
Separate account value	$906	$1,100
Net amount at risk (4)	$78	$64
Weighted average waiting period until guarantee date	6 years	7 years

(1)	Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance as of the balance sheet date.
(2)	Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.
(3)	Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance as of the balance sheet date.
(4)	Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.

The liability for death and income benefit guarantees is equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract excess guarantee benefit payments.  The benefit ratio is calculated as the estimated present value of all expected contract excess guarantee benefits divided by the present value of all expected contract charges.  The establishment of reserves for these guarantees requires the projection of future fund values, mortality, persistency and customer benefit utilization rates.  These assumptions are periodically reviewed and updated.  For guarantees related to death benefits, benefits represent the projected excess guaranteed minimum death benefit payments.  For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuitization benefits in excess of the projected account balance at the time of annuitization.

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

Guarantees related to the majority of withdrawal and accumulation benefits are considered to be derivative financial instruments; therefore, the liability for these benefits is established based on its fair value.

The following table summarizes the liabilities for guarantees:

($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2010 (1)	$236	$227	$136	$599
Less reinsurance recoverables	93	210	135	438
Net balance as of December 31, 2010	143	17	1	161
Incurred guaranteed benefits	30	(1)	1	30
Paid guarantee benefits	--	--	--	--
Net change	30	(1)	1	30
Net balance as of December 31, 2011	173	16	2	191
Plus reinsurance recoverables	116	175	162	453
Balance, December 31, 2011 (2)	$289	$191	$164	$644

Balance, December 31, 2009 (3)	$155	$287	$108	$550
Less reinsurance recoverables	109	268	107	484
Net balance as of December 31, 2009	46	19	1	66
Incurred guaranteed benefits	97	(2)	--	95
Paid guarantee benefits	--	--	--	--
Net change	97	(2)	--	95
Net balance as of December 31, 2010	143	17	1	161
Plus reinsurance recoverables	93	210	135	438
Balance, December 31, 2010 (1)	$236	$227	$136	$599

(1)

Included in the total liability balance as of December 31, 2010 are reserves for variable annuity death benefits of $85 million, variable annuity income benefits of $211 million, variable annuity accumulation benefits of $88 million, variable annuity withdrawal benefits of $47 million and other guarantees of $168 million.

(2)

Included in the total liability balance as of December 31, 2011 are reserves for variable annuity death benefits of $116 million, variable annuity income benefits of $175 million, variable annuity accumulation benefits of $105 million, variable annuity withdrawal benefits of $57 million and other guarantees of $191 million.

(3)

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
April 2011 through current

Single life: $5 million per life, $3 million age 70 and over, and $10 million for contracts that meet specific criteria Joint life: $8 million per life, and $10 million for contracts that meet specific criteria

July 2007 through March 2011	$5 million per life, $3 million age 70 and over, and $10 million for contracts that meet specific criteria

September 1998 through June 2007	$2 million per life, in 2006 the limit was increased to $5 million for instances when specific criteria were met

August 1998 and prior	Up to $1 million per life

In addition, the Company has used reinsurance to effect the acquisition or disposition of certain blocks of business.  The Company had reinsurance recoverables of $1.68 billion and $1.63 billion as of December 31, 2011 and 2010, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements.  In 2011, premiums and contract charges of $152 million, contract benefits of $121 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $27 million were ceded to Prudential.  In 2010, premiums and contract charges of $171 million, contract benefits of $152 million, interest credited to contractholder funds of $29 million, and operating costs and expenses of $31 million were ceded to Prudential.  In 2009, premiums and contract charges of $170 million, contract benefits of $44 million, interest credited to contractholder funds of $27 million, and operating costs and expenses of $28 million were ceded to Prudential.  In addition, as of December 31, 2011 and 2010 the Company had reinsurance recoverables of $165 million and $170 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

As of December 31, 2011, the gross life insurance in force was $526.28 billion of which $221.37 billion was ceded to the unaffiliated reinsurers.

The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Direct	$2,229	$2,230	$2,215
Assumed
Affiliate	113	107	102
Non-affiliate	20	22	22
Ceded-non-affiliate	(730)	(776)	(806)
Premiums and contract charges, net of reinsurance	$1,632	$1,583	$1,533

The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Direct	$2,036	$2,075	$1,915
Assumed
Affiliate	78	72	66
Non-affiliate	19	22	22
Ceded-non-affiliate	(631)	(673)	(601)
Contract benefits, net of reinsurance	$1,502	$1,496	$1,402

The effects of reinsurance on interest credited to contractholder funds for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Direct	$1,614	$1,774	$2,085
Assumed
Affiliate	10	10	11
Non-affiliate	11	12	12
Ceded-non-affiliate	(27)	(32)	(32)
Interest credited to contractholder funds, net of reinsurance	$1,608	$1,764	$2,076

Reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2011	2010
Annuities	$1,827	$1,785
Life insurance	1,595	1,564
Long-term care insurance	949	840
Other	86	88
Total	$4,457	$4,277

As of December 31, 2011 and 2010, approximately 94% of the Company’s reinsurance recoverables are due from companies rated A- or better by S&P.

10.  Deferred Policy Acquisition and Sales Inducement Costs

Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Balance, beginning of year	$2,982	$3,664	$6,701
Impact of adoption of new other-than-temporary impairment accounting guidance before unrealized impact (1)	--	--	(176)
Impact of adoption of new other-than-temporary impairment accounting guidance effect of unrealized capital gains and losses (2)	--	--	176
Acquisition costs deferred	318	383	403
Amortization charged to income	(513)	(272)	(888)
Effect of unrealized gains and losses	(199)	(793)	(2,552)
Balance, end of year	$2,588	$2,982	$3,664

(1)   The adoption of new other-than-temporary impairment accounting guidance on April 1, 2009 resulted in an adjustment to DAC to reverse previously recorded DAC accretion related to realized capital losses that were reclassified to other comprehensive income upon adoption.

(2)   The adoption of new other-than-temporary impairment accounting guidance resulted in an adjustment to DAC due to the change in unrealized capital gains and losses that occurred upon adoption on April 1, 2009 when previously recorded realized capital losses were reclassified to other comprehensive income.  The adjustment was recorded as an increase of the DAC balance and unrealized capital gains and losses.

DSI activity, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2011	2010	2009
Balance, beginning of year	$86	$195	$453
Impact of adoption of new other-than-temporary impairment accounting guidance before unrealized impact (1)	--	--	(35)
Impact of adoption of new other-than-temporary impairment accounting guidance effect of unrealized capital gains and losses (2)	--	--	35
Sales inducements deferred	7	14	28
Amortization charged to income	(23)	(27)	(129)
Effect of unrealized gains and losses	(29)	(96)	(157)
Balance, end of year	$41	$86	$195

(1)   The adoption of new other-than-temporary impairment accounting guidance on April 1, 2009 resulted in an adjustment to DSI to reverse previously recorded DSI accretion related to realized capital losses that were reclassified to other comprehensive income upon adoption.

(2)   The adoption of new other-than-temporary impairment accounting guidance resulted in an adjustment to DSI due to the change in unrealized capital gains and losses that occurred upon adoption on April 1, 2009 when previously recorded realized capital losses were reclassified to other comprehensive income.  The adjustment was recorded as an increase of the DSI balance and unrealized capital gains and losses.

11.  Guarantees and Contingent Liabilities

Guaranty funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.  Amounts assessed to each company are typically related to its proportion of business written in each state.  The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency and the amount of the loss is reasonably estimable.  In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction.  In certain states there must also be a final order of liquidation.  As of December 31, 2011 and 2010, the liability balance included in other liabilities and accrued expenses was $41 million and $26 million, respectively.  The related premium tax offsets included in other assets were $34 million and $25 million as of December 31, 2011 and 2010, respectively.

Executive Life Insurance Company of New York (“ELNY”) has been under the jurisdiction of the New York Liquidation Bureau (the “Bureau”) as part of a 1992 court-ordered rehabilitation plan.  ELNY continues to fully pay annuity benefits when due.  The Superintendent of Insurance of the State of New York in conjunction with the New York Attorney General filed a proposed formal plan of liquidation on September 1, 2011 and a public hearing on the proposed plan is scheduled for March 15, 2012.  The current publicly available estimated shortfall from the Bureau is $1.57 billion.  If the proposed plan of liquidation is accepted by the court, the Company will have exposure to future guaranty fund assessments.  New York law currently contains an aggregate limit on insurer assessments by the guaranty fund, the Life Insurance Corporation of New York, of $500 million, of which approximately $40 million has been used.  The Company’s three-year average market share for New York as of December 31, 2009, based on assessable premiums, was approximately 2.2%.

In 2011, the Company accrued its estimated aggregate exposure of $10 million, net of state related taxes and federal income tax, which includes $16 million pre-tax for guaranty fund assessments and $3 million pre-tax for participation in an industry sponsored plan to supplement certain ELNY policyholders.  The ultimate cost will depend on an approved court ordered liquidation plan, the level of guaranty fund system participation and the realization of tax benefits.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future state related taxes.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $28 million as of December 31, 2011.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

Related to the disposal through reinsurance of substantially all of the Company’s variable annuity business to Prudential in 2006, the Company and the Corporation have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and liabilities specifically excluded from the transaction) that the Company has agreed to retain.  In addition, the Company and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and its agents, including in connection with the Company’s provision of transition services.  The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees.  Management does not believe this agreement will have a material effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of December 31, 2011.

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

12.  Income Taxes

ALIC and its subsidiaries (the “Allstate Life Group”) join with the Corporation (the “Allstate Group”) in the filing of a consolidated federal income tax return and are party to a federal income tax allocation agreement (the “Allstate Tax Sharing Agreement”).  Under the Allstate Tax Sharing Agreement, the Allstate Life Group pays to or receives from the Corporation the amount, if any, by which the Allstate Group’s federal income tax liability is affected by virtue of inclusion of the Allstate Life Group in the consolidated federal income tax return.  Effectively, this results in the Allstate Life Group’s annual income tax provision being computed, with adjustments, as if the

Allstate Life Group filed a separate return.

The Internal Revenue Service (“IRS”) is currently examining the Allstate Group’s 2009 and 2010 federal income tax returns.  The IRS has completed its examinations of the Allstate Group’s federal income tax returns for 2005-2006 and 2007-2008 and the cases are under consideration at the IRS Appeals Office.  The Allstate Group’s tax years prior to 2005 have been examined by the IRS and the statute of limitations has expired on those years.  Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

The Company had no liability for unrecognized tax benefits as of December 31, 2011 or 2010, and believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months.  No amounts have been accrued for interest or penalties.

The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2011	2010
Deferred assets
Difference in tax bases of investments	$146	$104
Life and annuity reserves	--	154
Deferred reinsurance gain	14	17
Other assets	11	20
Total deferred assets	171	295
Deferred liabilities
DAC	(580)	(623)
Unrealized net capital gains	(420)	(285)
Life and annuity reserves	(56)	--
Other liabilities	(86)	(30)
Total deferred liabilities	(1,142)	(938)
Net deferred liability	$(971)	$(643)

Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.  There was no valuation allowance for deferred tax assets as of December 31, 2011 or 2010.

The components of income tax expense (benefit) for the years ended December 31 are as follows:

($ in millions)	2011	2010	2009
Current	$29	$(199)	$(426)
Deferred	192	161	314
Total income tax expense (benefit)	$221	$(38)	$(112)

Income tax benefit for the year ended December 31, 2009 includes expense of $142 million attributable to an increase in the valuation allowance relating to the deferred tax asset on capital losses recorded in the first quarter of 2009.  This valuation allowance was released in connection with the adoption of new other-than-temporary impairment accounting guidance on April 1, 2009; however, the release was recorded as an increase to retained income and therefore did not reverse the amount recorded in income tax benefit.  The release of the valuation allowance is related to the reversal of previously recorded other-than-temporary impairment write-downs that would not have been recorded under the new other-than-temporary impairment accounting guidance.

The Company paid income taxes of $72 million in 2011 and received refunds of $629 million and $515 million in 2010 and 2009, respectively.  The Company had a current income tax receivable of $53 million and $10 million as of December 31, 2011 and 2010, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2011	2010	2009
Statutory federal income tax rate - expense (benefit)	35.0%	(35.0)%	(35.0)%
Dividends received deduction	(1.3)	(16.8)	(1.6)
Tax credits	(1.4)	(2.8)	(0.4)
State income taxes	0.3	(2.7)	(0.2)
Other	(0.1)	(0.3)	(0.6)
Valuation allowance	--	--	20.8
Effective income tax rate - expense (benefit)	32.5%	(57.6)%	(17.0)%

13.  Capital Structure

Debt outstanding

All of the Company’s outstanding debt as of December 31, 2011 and 2010 relates to intercompany obligations. These obligations reflect notes due to related parties and are discussed in Note 4.  The Company paid $97 million, $16 million and $14 million of interest on debt in 2011, 2010 and 2009, respectively.

14.  Statutory Financial Information

ALIC and its insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules.  Permitted statutory accounting practices encompass all accounting practices not so prescribed.

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

Statutory net loss of ALIC and its insurance subsidiaries was $(83) million, $(456) million and $(929) million in 2011, 2010 and 2009, respectively.  Statutory capital and surplus was $3.46 billion and $3.34 billion as of December 31, 2011 and 2010, respectively.

There were no permitted practices utilized as of December 31, 2011 or 2010.

Dividends

The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements, receipt of dividends from its subsidiaries and other relevant factors.  The payment of shareholder dividends by ALIC to AIC without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months.  The amount of dividends is further limited to the amount of unassigned funds, which is the portion of statutory capital and surplus out of which dividends can be paid.  ALIC paid no dividends in 2011.  During 2012, ALIC will not be able to pay dividends without prior Illinois Department of Insurance (“IL DOI”) approval since it does not have unassigned funds.  As of December 31, 2011, ALIC’s unassigned funds reflected a deficit position of $514 million.

Notification and approval of intercompany lending activities is also required by the IL DOI when ALIC does not have unassigned funds and for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

15.  Benefit Plans

Pension and other postretirement plans

Defined benefit pension plans, sponsored by the Corporation, cover most full-time employees, certain part-time employees and employee-agents.  Benefits under the pension plans are based upon the employee’s length of service and eligible annual compensation.  The cost allocated to the Company for the pension plans was $22 million, $32 million and $14 million in 2011, 2010 and 2009, respectively.

The Corporation provides certain health care subsidies for eligible employees hired before January 1, 2003 when they retire and their eligible dependents and certain life insurance benefits for eligible employees hired before January 1, 2003 when they retire (“postretirement benefits”).  The credit allocated to the Company was $1 million in 2011 and the cost allocated to the Company was $1 million and $2 million for postretirement benefits other than pension plans in 2010 and 2009, respectively.

AIC and the Corporation have reserved the right to modify or terminate their benefit plans at any time and for any reason.

Allstate 401(k) Savings Plan

Employees of AIC are eligible to become members of the Allstate 401(k) Savings Plan (“Allstate Plan”).  The Corporation’s contributions are based on the Corporation’s matching obligation and certain performance measures. The cost allocated to the Company for the Allstate Plan was $5 million, $4 million and $8 million in 2011, 2010 and 2009, respectively.

16.  Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2011			2010			2009
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains arising during the period, net of related offsets	$964	$(338)	$626	$1,625	$(569)	$1,056	$2,570	$(896)	$1,674
Less: reclassification adjustment of realized capital gains and losses	579	(203)	376	(349)	122	(227)	(346)	121	(225)
Unrealized net capital gains and losses	385	(135)	250	1,974	(691)	1,283	2,916	(1,017)	1,899
Unrealized foreign currency translation adjustments	(2)	1	(1)	--	--	--	--	--	--
Other comprehensive income	$383	$(134)	$249	$1,974	$(691)	$1,283	$2,916	$(1,017)	$1,899

17.  Quarterly Results (unaudited)

($ in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues	$1,125	$945	$1,141	$750	$1,279	$1,046	$1,114	$1,089
Net income (loss)	87	(18)	137	(127)	150	60	86	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, IL 60062

We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of December 31, 2011 and 2010, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder’s Equity, and Cash Flows for each of the three years in the period ended December 31, 2011.  Our audits also included the consolidated financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

In 2009, the Company changed its recognition and presentation for other-than-temporary impairments of debt securities.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 8, 2012

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 14.  Principal Accounting Fees and Services

(1), (2), (3) and (4) Disclosure of fees -

The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2011 and 2010.

	2011	2010 (d)
Audit fees (a)	$3,043,600	$2,936,500
Audit related fees (b)	537,100	155,831
All other fees (c)	--	25,300
Total fees	$3,580,700	$3,117,631

(a)

Fees for audits of annual financial statements, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents, and review of documents filed with the Securities and Exchange Commission. The amount disclosed does not reflect reimbursed audit fees received from non-Deloitte entities in the amounts of $332,600 and $90,000 for 2011 and 2010, respectively.

(b)	Audit related fees relate primarily to professional services such as accounting consultations relating to new accounting standards and are set forth below.

	2011	2010
Adoption of new accounting standards	$331,100	$32,331
Other	206,000	123,500
Audit related fees	$537,100	$155,831

(c)	All other fees relate to benchmarking studies and coordination of work for departments of insurance exams.
(d)	Total fees for 2010 have been adjusted to reflect a decrease in audit related fees totaling $25,000. This decrease reflects anticipated audit related fees that were not incurred.

(5)(i) and (ii) Audit Committee’s pre-approval policies and procedures -

The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life.  Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99 – The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant’s Services (the “Pre-Approval Policy”).  In addition, in 2005 the Audit Committee of Allstate Life adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life.  All of the services provided by Deloitte & Touche LLP to Allstate Life in 2011 and 2010 were approved by The Allstate Corporation and Allstate Life Audit Committees.

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

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or in notes thereto.

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

10.1

Credit Agreement dated May 8, 2007, by and among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Bank of America, N.A. and Citibank, N.A., as Documentation Agents; Barclays Bank, PLC, Morgan Stanley Bank and William Street Commitment Corporation, as Co-Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 to The Allstate Corporation’s Current Report on Form 8-K filed May 9, 2007. (SEC File No. 001-11840)

10.2

Amendment No. 1 dated as of May 22, 2008 to Credit Agreement dated as of May 8, 2007. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed May 27, 2008.

10.3

Surplus Note Purchase Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective, August 1, 2005. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2005.

10.4

Pledge and Security Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective August 1, 2005. Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2005.

10.5	Surplus Note between Allstate Life Insurance Company and Allstate Insurance Company dated

November 17, 2008. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed November 18, 2008.

10.6

Intercompany Loan Agreement between The Allstate Corporation, Allstate Life Insurance Company, Lincoln Benefit Life Company and other certain subsidiaries of The Allstate Corporation effective February 1, 1996. Incorporated herein by reference to Exhibit 10.24 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2006.

10.7

Amended and Restated Intercompany Liquidity Agreement between Allstate Insurance Company, Allstate Life Insurance Company and The Allstate Corporation effective as of May 8, 2008. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.8

Revolving Loan Credit Agreement, effective December 20, 2010 between American Heritage Life Insurance Company and Road Bay Investments, LLC. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed December 27, 2010.

10.9

Pledge and Security Agreement, dated as of December 20, 2010, between Road Bay Investments, LLC and American Heritage Life Insurance Company securing obligations under the Revolving Loan Credit Agreement. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Current Report on Form 8-K filed December 27, 2010.

10.10

Form of Asset Purchase Agreement between American Heritage Life Insurance Company and Road Bay Investments, LLC. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.11

Form of Pledge and Security Agreement between Road Bay Investments, LLC and American Heritage Life Insurance Company. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.12

Form of Asset Purchase Agreement between Allstate Insurance Company and Road Bay Investments, LLC dated as of March 24, 2011. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

10.13

Form of Pledge and Security Agreement between Road Bay Investments, LLC and Allstate Insurance Company dated as of March 24, 2011. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

10.14

Asset Purchase Agreement between American Heritage Life Insurance Company and Road Bay Investments, LLC dated as of June 17, 2011. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.15

Pledge and Security Agreement between Road Bay Investments, LLC and American Heritage Life Insurance Company dated as of June 17, 2011. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.16

Capital Support Agreement between Allstate Life Insurance Company and Allstate Insurance Company effective December 14, 2007. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed February 7, 2008.

10.17

Form of Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2004. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.18

Form of Amendment No. 1 effective January 1, 2009 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates dated as of January 1, 2009. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed February 17, 2010.

10.19

Letter Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates, including Allstate Life Insurance Company, effective December 1, 2007. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed May 23, 2008.

10.20

Addendum among Allstate Insurance Company and certain affiliates dated August 17, 2011 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective as of January 1, 2004, as amended by amendment No. 1 effective as of January 1, 2009.

10.21

New York Insurer Supplement to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation, Allstate Life Insurance Company of New York and Intramerica Life Insurance Company, effective March 5, 2005. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005.

10.22

Limited Servicing Agreement among Allstate Life Insurance Company, Allstate Distributors, L.L.C. and Allstate Financial Services, LLC effective October 1, 2002. Incorporated herein by reference to Exhibit 10.40 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.23

Form of Investment Management Agreement among Allstate Investment Management Company, The Allstate Corporation and certain affiliates effective February 1, 2012. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed February 7, 2012.

10.24

Termination of Investment Management Agreement among Allstate Investments, LLC, Allstate Insurance Company, The Allstate Corporation, and certain subsidiaries effective February 1, 2012. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Current Report on Form 8-K filed February 7, 2012.

10.25

Form of Investment Management Agreement among Allstate Investments, LLC, Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2007. Incorporated herein by reference to Exhibit 10.12 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.26

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

10.29

Investment Advisory Agreement by and between Allstate Insurance Company and Intramerica Life Insurance Company effective July 1, 1999. Incorporated herein by reference to Exhibit 10.29 to Allstate Life Insurance Company’s Form 10 filed on April 24, 2002.

10.30

Assignment and Assumption Agreement dated as of January 1, 2002 among Allstate Insurance Company, Allstate Investments, LLC and Intramerica Life Insurance Company. Incorporated herein by reference to Exhibit 10.30 to Allstate Life Insurance Company’s Form 10 filed on April 24, 2002.

10.31

Investment Sub-Advisory Agreement between Allstate Institutional Advisors, LLC and Allstate Investment Management Company effective as of March 30, 2008. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed April 24, 2008.

10.32	Agent Access Agreement by and between Allstate Insurance Company, Allstate New Jersey Insurance Company, Allstate Life Insurance Company and Allstate Bank effective January 1, 2002.

Incorporated herein by reference to Exhibit 10.17 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2003.

10.33

Assignment & Delegation of Administrative Services Agreements, Underwriting Agreements, and Selling Agreements entered into as of September 1, 2011 between ALFS, Inc., Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C., Charter National Life Insurance Company, Intramerica Life Insurance Company, Allstate Financial Services, LLC, and Lincoln Benefit Life Company, incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed September 1, 2011.

10.34

Selling Agreement by and among Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc., f/k/a Allstate Life Financial Services, Inc., merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.) effective July 26, 1999. Incorporated herein by reference to Exhibit 10.6 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2003.

10.35

Amendment effective August 1, 1999 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2004.

10.36

Amendment effective September 28, 2001 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2004.

10.37

Amendment effective February 15, 2002 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999. Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2004.

10.38

Amendment effective April 21, 2003 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999. Incorporated herein by reference to Exhibit 10.4 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September 30, 2004.

10.39

Selling Agreement and Addenda to Agreement between Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 17, 2001, December 31, 2001 and November 18, 2002, respectively. Incorporated herein by reference to Exhibit 10.39 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.40

Selling Agreement by and among Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 1, 2005. Incorporated herein by reference to Exhibit 10.7 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2003.

10.41

Selling Agreement by and between Lincoln Benefit Life Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective August 2, 1999. Incorporated herein by reference to Exhibit 10.8 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2003.

10.42

Sale Agreement and Assignment between Allstate Bank and Allstate Finance Company, LLC entered into on November 4, 2011. Incorporated herein by reference to Exhibit 10 to Allstate Life Insurance Company’s Current Report on Form 8-K filed November 10, 2011.

10.43

Marketing Coordination and Administrative Services Agreement among Allstate Insurance Company, Allstate Life Insurance Company and Allstate Financial Services, LLC effective January 1, 2003. Incorporated herein by reference to Exhibit 10.9 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2003.

10.44

First Amendment to Marketing Coordination and Administrative Services Agreement by and among Allstate Life Insurance Company, Allstate Financial Services, LLC and Allstate Insurance Company effective January 1, 2006. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.45

Marketing Agreement by and among Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective June 10, 2003. Incorporated herein by reference to Exhibit 10.41 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.46

Marketing and Administration Agreement between Allstate Finance Company, LLC and Allstate Bank. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended September, 30, 2010.

10.47

Cash Management Services Master Agreement between Allstate Insurance Company and Allstate Bank (f/k/a Allstate Federal Savings Bank) dated March 16, 1999. Incorporated herein by reference to Exhibit 10.32 to Allstate Life Insurance Company’s Form 10 filed on April 24, 2002.

10.48

Amendment No. 1 by and among Allstate Bank, Allstate Insurance Company, Allstate Life Insurance Company, Lincoln Benefit Life Company and American Heritage Life Insurance Company effective January 5, 2001 to the Cash Management Services Master Agreement between Allstate Insurance Company and Allstate Bank dated March 16, 1999. Incorporated herein by reference to Exhibit 10.33 to Allstate Life Insurance Company’s Form 10 filed on April 24, 2002.

10.49

Amendment No. 2 by and among Allstate Bank, Allstate Insurance Company and Allstate Motor Club, Inc. entered into November 8, 2002 to the Cash Management Services Master Agreement between Allstate Insurance Company, and Allstate Bank dated March 16, 1999. Incorporated herein by reference to Exhibit 10.19 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.50

Premium Depository Service Supplement dated as of September 30, 2005 to Cash Management Services Master Agreement between Allstate Insurance Company, Allstate Bank, Allstate Motor Club, Inc. and certain other parties. Incorporated herein by reference to Exhibit 10.20 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.51

Variable Annuity Service Supplement dated November 10, 2005 to Cash Management Services Agreement between Allstate Bank, Allstate Life Insurance Company of New York and certain other parties. Incorporated herein by reference to Exhibit 10.21 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.52

Sweep Agreement Service Supplement dated as of October 11, 2006 to Cash Management Services Master Agreement between Allstate Life Insurance Company, Allstate Bank, Allstate Motor Club, Inc. and certain other companies. Incorporated herein by reference to Exhibit 10.22 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.53

Reinsurance and Administrative Services Agreement by and between American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective February 1, 1998. Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 30, 2008.

10.54

Novation and Assignment Agreement by and among Allstate Life Insurance Company, American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective June 30, 2004. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 30, 2008.

10.55	Amendment to Reinsurance Agreement effective December 1, 2007, by and between American Heritage Life Insurance Company and Allstate Life Insurance Company. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 30, 2008.

10.56

Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 9, 2008.

10.57

Amendment No. 1 dated as of January 1, 2008 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed January 9, 2008.

10.58

Amendment No. 2 dated and effective as of April 1, 2011 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004. Incorporated herein by reference to Exhibit 10.4 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.59

Retrocessional Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004. Incorporated herein by reference to Exhibit 10.23 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2004.

10.60

Reinsurance Agreement effective October 1, 2008 between American Heritage Life Insurance Company and Allstate Life Insurance Company. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed October 28, 2008.

10.61

Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed July 15, 2010.

10.62

Amendment No. 1 dated and effective as of July 18, 2011 to Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company. Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.63

Form of Tax Sharing Agreement by and among The Allstate Corporation and certain affiliates dated as of November 12, 1996. Incorporated herein by reference to Exhibit 10.24 to Allstate Life Insurance Company’s Annual Report on Form 10-K for 2007.

10.64

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Item 15. (b)

The exhibits are listed in Item 15. (a)(3) above.

Item 15. (c)

The financial statement schedules are listed in Item 15. (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTATE LIFE INSURANCE COMPANY
(Registrant)

/s/ Samuel H. Pilch

By: Samuel H. Pilch
(Senior Group Vice President and Controller)
March 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew E. Winter	President, Chief Executive Officer	March 8, 2012
Matthew E. Winter	and a Director (Principal Executive Officer)

/s/ John C. Pintozzi	Senior Vice President, Chief Financial	March 8, 2012
John C. Pintozzi	Officer and a Director (Principal Financial Officer)

/s/ Thomas J. Wilson	Chairman of the Board and a Director	March 8, 2012
Thomas J. Wilson

/s/ Robert K. Becker	Director	March 8, 2012
Robert K. Becker

/s/ David A. Bird	Director	March 8, 2012
David A. Bird

/s/ Anurag Chandra	Director	March 8, 2012
Anurag Chandra

/s/ Don Civgin	Director	March 8, 2012
Don Civgin

/s/ Judith P. Greffin	Director	March 8, 2012
Judith P. Greffin

/s/ Susan L. Lees	Director	March 8, 2012
Susan L. Lees

/s/ Samuel H. Pilch	Director	March 8, 2012
Samuel H. Pilch

/s/ Steven E. Shebik	Director	March 8, 2012
Steven E. Shebik

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2011

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$2,502	$2,743	$2,743
States, municipalities and political subdivisions	4,380	4,692	4,692
Foreign governments	927	1,068	1,068
Public utilities	5,912	6,531	6,531
Convertibles and bonds with warrants attached	681	539	539
All other corporate bonds	21,903	23,334	23,334
Asset-backed securities	2,345	2,108	2,108
Residential mortgage-backed securities	2,954	2,714	2,714
Commercial mortgage-backed securities	1,862	1,683	1,683
Redeemable preferred stocks	15	16	16
Total fixed maturities	43,481	$45,428	45,428

Equity securities:
Common stocks:
Public utilities	--	$--	--
Banks, trusts and insurance companies	--	--	--
Industrial, miscellaneous and all other	125	162	162
Non-redeemable preferred stocks	18	17	17
Total equity securities	143	$179	179

Mortgage loans on real estate	6,546	$6,739	6,546
Real estate acquired in satisfaction of debt	67		67
Policy loans	833		833
Derivative instruments	171	$166	166
Limited partnership interests	1,612		1,612
Other long-term investments	853		853
Short-term investments	593	$593	593
Total investments	$54,299		$56,277

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2011

Life insurance in force	$504,176	$221,372	$22,108	$304,912	7.3%

Premiums and contract charges:
Life insurance	$2,072	$610	$72	$1,534	4.7%

Accident-health insurance	157	120	61	98	62.2%

Total premiums and contract charges	$2,229	$730	$133	$1,632	8.1%

Year ended December 31, 2010

Life insurance in force	$507,645	$237,626	$22,879	$292,898	7.8%

Premiums and contract charges:
Life insurance	$2,063	$647	$71	$1,487	4.8%

Accident-health insurance	167	129	58	96	60.4%

Total premiums and contract charges	$2,230	$776	$129	$1,583	8.1%

Year ended December 31, 2009

Life insurance in force	$509,750	$251,894	$22,849	$280,705	8.1%

Premiums and contract charges:
Life insurance	$2,039	$669	$71	$1,441	4.9%

Accident-health insurance	176	137	53	92	57.6%

Total premiums and contract charges	$2,215	$806	$124	$1,533	8.1%

(1) No reinsurance or coinsurance income was netted against premium ceded in 2011, 2010 or 2009.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance at end of period

Year ended December 31, 2011

Allowance for estimated losses on mortgage loans	$84	$33	$--	$54	$63

Year ended December 31, 2010

Allowance for estimated losses on mortgage loans	$94	$65	$--	$75	$84

Year ended December 31, 2009

Allowance for deferred tax assets	$9	$137	$--	$(146)	$--

Allowance for estimated losses on mortgage loans	3	96	--	5	94