Form 10-Q
period 2012-03-31
ALLSTATE LIFE INSURANCE CO
filed 2012-05-04
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended March 31,
	2012	2011
	(unaudited)
		(As Adjusted See Note 1)
Revenues
Premiums	$146	$171
Contract charges	255	247
Net investment income	673	662
Realized capital gains and losses:
Total other-than-temporary impairment losses	(33)	(82)
Portion of loss recognized in other comprehensive income	(3)	(7)
Net other-than-temporary impairment losses recognized in earnings	(36)	(89)
Sales and other realized capital gains and losses	14	134
Total realized capital gains and losses	(22)	45
	1,052	1,125

Costs and expenses
Contract benefits	364	382
Interest credited to contractholder funds	371	408
Amortization of deferred policy acquisition costs	81	103
Operating costs and expenses	112	95
Restructuring and related charges	--	(2)
Interest expense	11	11
	939	997
Gain on disposition of operations	3	5

Income from operations before income tax expense	116	133

Income tax expense	33	42

Net income	83	91

Other comprehensive income, after-tax
Change in unrealized net capital gains and losses	228	106
Change in unrealized foreign currency translation adjustments	(1)	--
Other comprehensive income, after-tax	227	106

Comprehensive income	$310	$197

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31, 2012	December 31, 2011
	(unaudited)
Assets		(As Adjusted See Note 1)
Investments
Fixed income securities, at fair value (amortized cost $43,134 and $43,481)	$45,382	$45,428
Mortgage loans	6,532	6,546
Equity securities, at fair value (cost $143 and $143)	190	179
Limited partnership interests	1,729	1,612
Short-term, at fair value (amortized cost $647 and $593)	647	593
Policy loans	832	833
Other	1,182	1,086
Total investments	56,494	56,277
Cash	180	310
Deferred policy acquisition costs	2,035	2,165
Reinsurance recoverables	4,359	4,457
Accrued investment income	530	520
Other assets	377	406
Separate Accounts	7,355	6,984
Total assets	$71,330	$71,119

Liabilities
Contractholder funds	$40,936	$41,669
Reserve for life-contingent contract benefits	13,547	13,666
Unearned premiums	22	23
Payable to affiliates, net	94	97
Other liabilities and accrued expenses	1,314	1,092
Deferred income taxes	989	821
Notes due to related parties	696	700
Separate Accounts	7,355	6,984
Total liabilities	64,953	65,052

Commitments and Contingent Liabilities (Note 8)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,190	3,190
Retained income	2,143	2,060
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(54)	(103)
Other unrealized net capital gains and losses	1,531	1,380
Unrealized adjustment to DAC, DSI and insurance reserves	(436)	(464)
Total unrealized net capital gains and losses	1,041	813
Unrealized foreign currency translation adjustments	(2)	(1)
Total accumulated other comprehensive income	1,039	812
Total shareholder’s equity	6,377	6,067
Total liabilities and shareholder’s equity	$71,330	$71,119

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended March 31,
	2012	2011
	(unaudited)
Cash flows from operating activities		(As Adjusted See Note 1)
Net income	$83	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(4)	(31)
Realized capital gains and losses	22	(45)
Gain on disposition of operations	(3)	(5)
Interest credited to contractholder funds	371	408
Changes in:
Policy benefits and other insurance reserves	(222)	(133)
Unearned premiums	(1)	(2)
Deferred policy acquisition costs	24	45
Reinsurance recoverables, net	20	(59)
Income taxes	34	44
Other operating assets and liabilities	(48)	(56)
Net cash provided by operating activities	276	257

Cash flows from investing activities
Proceeds from sales
Fixed income securities	2,118	2,959
Equity securities	1	9
Limited partnership interests	34	39
Mortgage loans	6	26
Other investments	32	60
Investment collections
Fixed income securities	677	681
Mortgage loans	168	86
Other investments	22	55
Investment purchases
Fixed income securities	(2,418)	(2,961)
Equity securities	(1)	(8)
Limited partnership interests	(114)	(115)
Mortgage loans	(172)	(26)
Other investments	(28)	(57)
Change in short-term investments, net	122	577
Change in other investments, net	(7)	(165)
Net cash provided by investing activities	440	1,160

Cash flows from financing activities
Contractholder fund deposits	448	472
Contractholder fund withdrawals	(1,290)	(1,869)
Repayment of notes due to related parties	(4)	--
Net cash used in financing activities	(846)	(1,397)
Net increase in cash	(130)	20
Cash at beginning of period	310	118
Cash at end of period	$180	$138

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

The condensed consolidated financial statements and notes as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the current year presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Premiums and contract charges

The following table summarizes premiums and contract charges by product the three months ended March 31.

($ in millions)	2012	2011
Premiums
Traditional life insurance	$109	$104
Immediate annuities with life contingencies	12	43
Accident and health insurance	25	24
Total premiums	146	171

Contract charges
Interest-sensitive life insurance	249	238
Fixed annuities	6	9
Total contract charges	255	247
Total premiums and contract charges	$401	$418

Adopted accounting standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued guidance modifying the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal insurance contracts.  The guidance specifies that the costs must be directly related to the successful acquisition of insurance contracts.  The guidance also specifies that advertising costs should be included as deferred acquisition costs (“DAC”) only when the direct-response advertising accounting criteria are met.  The Company adopted the new guidance on a retrospective basis as of January 1, 2012.  The cumulative effect of the adoption to shareholder’s equity as of January 1, 2011 was a decrease of $313 million, net of taxes.  The impacts of the retrospective adjustments on previously issued financial statements are summarized in the following table.

($ in millions)	Previously Reported	As Adjusted
Three months ended March 31, 2011
Amortization of DAC	$124	$103
Operating costs and expenses	77	95
Gain on disposition of operations	2	5
Income tax expense	40	42
Net income	87	91
As of December 31, 2011
DAC	2,588	2,165
Reserve for life-contingent contract benefits	13,709	13,666
Other liabilities and accrued expenses	1,043	1,092
Deferred income taxes	971	821
Retained income	2,377	2,060
Unrealized adjustment to DAC, DSI and insurance reserves	(502)	(464)

In future periods, operating costs and expenses will increase since a lower amount of acquisition costs will be capitalized, which will be partially offset by a decrease in amortization of DAC due to the retrospective reduction of the DAC balance.  The effect of the adoption on net income and related per share amounts for interim periods after adoption is not determinable since calculations under the historic DAC accounting policy were not continued after adoption.

Criteria for Determining Effective Control for Repurchase Agreements

In April 2011, the FASB issued guidance modifying the assessment criteria of effective control for repurchase agreements.  The new guidance removes the criteria requiring an entity to have the ability to repurchase or redeem financial assets on substantially the agreed terms and the collateral maintenance guidance related to that criteria.  The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur during reporting periods beginning on or after December 15, 2011.  The adoption of this guidance as of January 1, 2012 had no impact on the Company’s results of operations or financial position.

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurement and disclosure requirements and amends certain fair value measurement principles, requirements and disclosures.  Changes were made to improve consistency in global application.  The guidance is to be applied prospectively for reporting periods beginning after December 15, 2011.  The adoption of this guidance as of January 1, 2012 had no impact on the Company’s results of operations or financial position.

Presentation of Comprehensive Income

In June and December 2011, the FASB issued guidance amending the presentation of comprehensive income and its components.  Under the new guidance, a reporting entity has the option to present comprehensive income in a single continuous statement or in two separate but consecutive statements.  The Company adopted the new guidance in the first quarter of 2012.  The new guidance affects presentation only and therefore had no impact on the Company’s results of operations or financial position.

Pending accounting standard

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

2.  Related Party Transactions

In the first quarter of 2012, Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, repaid $1 million and $3 million of principal on the 7.00% Note due 2017 and the 5.80% Note due 2018, respectively, to American Heritage Life Insurance Company (“AHL”), an unconsolidated affiliate of the Company.

3.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $17 million and $49 million for the three months ended March 31, 2012 and 2011, respectively.

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

($ in millions)	2012	2011
Net change in proceeds managed
Net change in short-term investments	$(173)	$(137)
Operating cash flow used	$(173)	$(137)

Net change in liabilities
Liabilities for collateral, beginning of year	$(263)	$(465)
Liabilities for collateral, end of period	(436)	(602)
Operating cash flow provided	$173	$137

4.              Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
March 31, 2012
U.S. government and agencies	$2,145	$202	$(3)	$2,344
Municipal	4,315	471	(98)	4,688
Corporate	28,966	2,168	(213)	30,921
Foreign government	885	134	--	1,019
Residential mortgage-backed securities (“RMBS”)	2,605	84	(220)	2,469
Commercial mortgage-backed securities (“CMBS”)	1,773	60	(174)	1,659
Asset-backed securities (“ABS”)	2,430	67	(231)	2,266
Redeemable preferred stock	15	1	--	16
Total fixed income securities	$43,134	$3,187	$(939)	$45,382

December 31, 2011
U.S. government and agencies	$2,502	$241	$--	$2,743
Municipal	4,380	426	(114)	4,692
Corporate	28,496	2,234	(326)	30,404
Foreign government	927	142	(1)	1,068
RMBS	2,954	74	(314)	2,714
CMBS	1,862	45	(224)	1,683
ABS	2,345	44	(281)	2,108
Redeemable preferred stock	15	1	--	16
Total fixed income securities	$43,481	$3,207	$(1,260)	$45,428

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of March 31, 2012:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$2,107	$2,143
Due after one year through five years	9,869	10,418
Due after five years through ten years	13,990	15,103
Due after ten years	12,133	12,983
	38,099	40,647
RMBS and ABS	5,035	4,735
Total	$43,134	$45,382

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income for the three months ended March 31 is as follows:

($ in millions)	2012	2011
Fixed income securities	$521	$591
Mortgage loans	85	88
Equity securities	1	1
Limited partnership interests (1)	67	5
Short-term investments	--	1
Other	27	3
Investment income, before expense	701	689
Investment expense	(28)	(27)
Net investment income	$673	$662

(1)          Income from limited partnership interests accounted for under the equity method of accounting (“EMA”) is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses

Realized capital gains and losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2012	2011
Fixed income securities	$(50)	$17
Mortgage loans	(1)	(2)
Equity securities	--	(2)
Limited partnership interests (1)	(1)	22
Derivatives	22	4
Other	8	6
Realized capital gains and losses	$(22)	$45

(1)          Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses by transaction type for the three months ended March 31 are as follows:

($ in millions)	2012	2011
Impairment write-downs	$(20)	$(47)
Change in intent write-downs	(16)	(42)
Net other-than-temporary impairment losses recognized in earnings	(36)	(89)
Sales	(9)	112
Valuation of derivative instruments	8	(2)
Settlements of derivative instruments	15	6
EMA limited partnership income	--	18
Realized capital gains and losses	$(22)	$45

Gross gains of $45 million and $126 million and gross losses of $66 million and $31 million were realized on sales of fixed income securities during the three months ended March 31, 2012 and 2011, respectively.

Other-than-temporary impairment losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2012			2011
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$--	$--	$--	$(12)	$(1)	$(13)
Corporate	(13)	--	(13)	(4)	1	(3)
RMBS	(12)	(3)	(15)	(36)	(5)	(41)
CMBS	(6)	--	(6)	(16)	(4)	(20)
ABS	--	--	--	(6)	2	(4)
Total fixed income securities	(31)	(3)	(34)	(74)	(7)	(81)
Equity securities	--	--	--	(5)	--	(5)
Mortgage loans	(3)	--	(3)	(2)	--	(2)
Limited partnership interests	(1)	--	(1)	--	--	--
Other	2	--	2	(1)	--	(1)

Other-than-temporary impairment losses

	$(33)	$(3)	$(36)	$(82)	$(7)	$(89)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $133 million and $90 million as of March 31, 2012 and December 31, 2011, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2012	December 31, 2011
Municipal	$(5)	$(5)
Corporate	(6)	(6)
RMBS	(164)	(198)
CMBS	(20)	(19)
ABS	(21)	(21)
Total	$(216)	$(249)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended March 31
	2012	2011
Beginning balance	$(581)	$(701)
Additional credit loss for securities previously other-than-temporarily impaired	(16)	(19)
Additional credit loss for securities not previously other-than-temporarily impaired	(2)	(19)
Reduction in credit loss for securities disposed or collected	104	132
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	13
Change in credit loss due to accretion of increase in cash flows	--	1
Ending balance	$(495)	$(593)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
March 31, 2012	value	Gains	Losses	gains (losses)
Fixed income securities	$45,382	$3,187	$(939)	$2,248
Equity securities	190	48	(1)	47
Short-term investments	647	--	--	--
Derivative instruments (1)	(16)	2	(18)	(16)
EMA limited partnerships (2)				1
Unrealized net capital gains and losses, pre-tax				2,280
Amounts recognized for:
Insurance reserves (3)				(443)
DAC and DSI (4)				(228)
Amounts recognized				(671)
Deferred income taxes				(568)
Unrealized net capital gains and losses, after-tax				$1,041

(1)           Included in the fair value of derivative instruments are $(10) million classified as assets and $6 million classified as liabilities.

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

	Fair	Gross unrealized		Unrealized net
December 31, 2011	value	Gains	Losses	gains (losses)
Fixed income securities	$45,428	$3,207	$(1,260)	$1,947
Equity securities	179	38	(2)	36
Short-term investments	593	--	--	--
Derivative instruments (1)	(12)	3	(15)	(12)
EMA limited partnerships				1
Unrealized net capital gains and losses, pre-tax				1,972
Amounts recognized for:
Insurance reserves				(594)
DAC and DSI				(120)
Amounts recognized				(714)
Deferred income taxes				(445)
Unrealized net capital gains and losses, after-tax				$813

(1)    Included in the fair value of derivative instruments are $(5) million classified as assets and $7 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the three months ended March 31, 2012 is as follows:

($ in millions)
Fixed income securities	$301
Equity securities	11
Derivative instruments	(4)
Total	308
Amounts recognized for:
Insurance reserves	151
DAC and DSI	(108)
Amounts recognized	43
Deferred income taxes	(123)
Increase in unrealized net capital gains and losses	$228

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
March 31, 2012
Fixed income securities
U.S. government and agencies	7	$322	$(3)	--	$--	$--	$(3)
Municipal	10	64	(1)	91	621	(97)	(98)
Corporate	172	2,010	(59)	87	1,132	(154)	(213)
Foreign government	4	34	--	1	1	--	--
RMBS	132	40	(1)	139	722	(219)	(220)
CMBS	24	249	(27)	61	434	(147)	(174)
ABS	26	233	(10)	97	969	(221)	(231)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities	376	2,952	(101)	476	3,879	(838)	(939)
Equity securities	4	17	(1)	--	--	--	(1)
Total fixed income and equity securities	380	$2,969	$(102)	476	$3,879	$(838)	$(940)

Investment grade fixed income securities	303	$2,537	$(73)	285	$2,606	$(420)	$(493)
Below investment grade fixed income securities	73	415	(28)	191	1,273	(418)	(446)
Total fixed income securities	376	$2,952	$(101)	476	$3,879	$(838)	$(939)

December 31, 2011
Fixed income securities
Municipal	8	$67	$(7)	97	$624	$(107)	$(114)
Corporate	226	2,025	(72)	100	1,207	(254)	(326)
Foreign government	7	41	(1)	1	1	--	(1)
RMBS	140	152	(4)	161	809	(310)	(314)
CMBS	42	361	(47)	68	488	(177)	(224)
ABS	32	255	(13)	107	1,010	(268)	(281)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities	456	2,901	(144)	534	4,139	(1,116)	(1,260)
Equity securities	3	35	(2)	--	--	--	(2)
Total fixed income and equity securities	459	$2,936	$(146)	534	$4,139	$(1,116)	$(1,262)

Investment grade fixed income securities	351	$2,439	$(111)	328	$2,869	$(626)	$(737)
Below investment grade fixed income securities	105	462	(33)	206	1,270	(490)	(523)
Total fixed income securities	456	$2,901	$(144)	534	$4,139	$(1,116)	$(1,260)

As of March 31, 2012, $355 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $355 million, $261 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of March 31, 2012, the remaining $585 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $232 million of these unrealized losses were evaluated based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $585 million, $353 million are related to below investment grade fixed income securities.  Of these amounts, $271 million of the below investment grade fixed income securities had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2012.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations.

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

As of March 31, 2012, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of March 31, 2012, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of March 31, 2012 and December 31, 2011, the carrying value of equity method limited partnerships totaled $1.15 billion and $858 million, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships for the three months ended March 31, 2012 and 2011.

As of March 31, 2012 and December 31, 2011, the carrying value for cost method limited partnerships was $580 million and $754 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had $1 million of write-downs related to cost method limited partnerships for the three months ended March 31, 2012 and no write-downs for the three months ended March 31, 2011.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Mortgage loan valuation allowances are charged off when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2012.

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

The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution:

($ in millions)	March 31, 2012			December 31, 2011
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$289	$--	$289	$345	$--	$345
1.0 - 1.25	1,493	--	1,493	1,488	--	1,488
1.26 - 1.50	1,557	19	1,576	1,475	19	1,494
Above 1.50	2,819	128	2,947	2,847	128	2,975
Total non-impaired mortgage loans	$6,158	$147	$6,305	$6,155	$147	$6,302

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2012	December 31, 2011
Impaired mortgage loans with a valuation allowance	$227	$244
Impaired mortgage loans without a valuation allowance	--	--
Total impaired mortgage loans	$227	$244
Valuation allowance on impaired mortgage loans	$60	$63

The average balance of impaired loans was $236 million and $173 million for the three months ended March 31, 2012 and 2011, respectively.

The rollforward of the valuation allowance on impaired mortgage loans for the three months ended March 31 is as follows:

($ in millions)	2012	2011
Beginning balance	$63	$84
Net increase in valuation allowance	3	2
Charge offs	(6)	(13)
Ending balance	$60	$73

The carrying value of past due mortgage loans is as follows:

($ in millions)	March 31, 2012	December 31, 2011
Less than 90 days past due	$--	$--
90 days or greater past due	68	43
Total past due	68	43
Current loans	6,464	6,503
Total mortgage loans	$6,532	$6,546

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

The Company is responsible for the determination of fair value and the supporting assumptions and methodologies.  The Company gains assurance on the overall reasonableness and consistent application of valuation methodologies and inputs and compliance with accounting standards through the execution of various processes and controls designed to provide assurance that our assets and liabilities are appropriately valued.  For fair values received from third parties or internally estimated, the Company’s processes are designed to provide assurance that the valuation methodologies and inputs are appropriate and consistently applied, the assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded.  For example, on a continuing basis, the Company assesses the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers or brokers or derived from internal models.  The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers.  In addition, the Company may validate the reasonableness of fair values by comparing information obtained from valuation service providers or brokers to other third party valuation sources for selected securities.  The Company performs ongoing price validation procedures such as back-testing of actual sales, which corroborate the various inputs used in internal models to market observable data.  When fair value determinations are expected to be more variable, the Company validates them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.

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

The second situation where the Company classifies securities in Level 3 is where specific inputs significant to the fair value estimation models are not market observable.  This primarily occurs in the Company’s use of broker quotes to value certain securities where the inputs have not been corroborated to be market observable, and the use of valuation models that use significant non-market observable inputs.

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

•                  RMBS, CMBS and ABS:  Valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2012:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2012
Assets
Fixed income securities:
U.S. government and agencies	$1,167	$1,177	$--		$2,344
Municipal	--	4,301	387		4,688
Corporate	--	29,592	1,329		30,921
Foreign government	--	1,019	--		1,019
RMBS	--	2,469	--		2,469
CMBS	--	1,639	20		1,659
ABS	--	1,989	277		2,266
Redeemable preferred stock	--	15	1		16
Total fixed income securities	1,167	42,201	2,014		45,382
Equity securities	138	38	14		190
Short-term investments	53	594	--		647
Other investments:
Free-standing derivatives	--	362	2	$(101)	263
Separate account assets	7,355	--	--		7,355
Other assets	--	--	1		1
Total recurring basis assets	8,713	43,195	2,031	(101)	53,838
Non-recurring basis (1)	--	--	10		10
Total assets at fair value	$8,713	$43,195	$2,041	$(101)	$53,848
% of total assets at fair value	16.2%	80.2%	3.8%	(0.2) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(730)		$(730)
Other liabilities:
Free-standing derivatives	--	(151)	(72)	$61	(162)
Total liabilities at fair value	$--	$(151)	$(802)	$61	$(892)
% of total liabilities at fair value	-- %	16.9%	89.9%	(6.8) %	100.0%

(1)    Includes $7 million of mortgage loans and $3 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements as of March 31, 2012.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
ARS backed by student loans	$301	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	33 - 45 months

Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(591)	Stochastic cash flow model	Projected option cost	1.50 - 3.50%	3.35%

If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value.  If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of March 31, 2012, Level 3 fair value measurements include $1.57 billion of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

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

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$387	$--	$--	$--	$--
Corporate	1,319	5	26	56	(10)
RMBS	47	--	--	--	(47)
CMBS	30	(1)	6	--	--
ABS	254	13	13	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,038	17	45	56	(57)
Equity securities	14	--	--	--	--
Other investments:
Free-standing derivatives, net	(88)	15	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$1,965	$32	$45	$56	$(57)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(723)	$(25)	$--	$--	$--
Total recurring Level 3 liabilities	$(723)	$(25)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2012
Assets
Fixed income securities:
Municipal	$--	$--	$--	$--	$387
Corporate	19	(54)	--	(32)	1,329
RMBS	--	--	--	--	--
CMBS	--	--	--	(15)	20
ABS	--	--	--	(3)	277
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	19	(54)	--	(50)	2,014
Equity securities	--	--	--	--	14
Other investments:
Free-standing derivatives, net	3	--	--	--	(70)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$22	$(54)	$--	$(50)	$1,959

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(12)	$30	$(730)
Total recurring Level 3 liabilities	$--	$--	$(12)	$30	$(730)

(1)   The effect to net income totals $7 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $26 million in realized capital gains and losses, $6 million in net investment income, $(56) million in interest credited to contractholder funds and $31 million in contract benefits.

(2)    Comprises $2 million of assets and $72 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2011.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2010	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$601	$1	$6	$--	$(1)
Corporate	1,760	11	10	93	(36)
RMBS	1,189	(38)	71	--	(3)
CMBS	844	(20)	113	55	--
ABS	1,974	43	14	--	(95)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	6,369	(3)	214	148	(135)
Equity securities	29	(5)	--	--	(10)
Other investments:
Free-standing derivatives, net	(77)	9	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$6,322	$1	$214	$148	$(145)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$8	$--	$--	$--
Total recurring Level 3 liabilities	$(653)	$8	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2011
Assets
Fixed income securities:
Municipal	$10	$(73)	$--	$--	$544
Corporate	35	(19)	--	(6)	1,848
RMBS	--	(184)	--	(51)	984
CMBS	--	(25)	--	(1)	966
ABS	25	(105)	--	(38)	1,818
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	70	(406)	--	(96)	6,161
Equity securities	--	--	--	--	14
Other investments:
Free-standing derivatives, net	10	--	--	(6)	(64)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$80	$(406)	$--	$(102)	$6,112

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(14)	$29	$(630)
Total recurring Level 3 liabilities	$--	$--	$(14)	$29	$(630)

(1)    The effect to net income totals $9 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $(6) million in realized capital gains and losses, $7 million in net investment income, $(37) million in interest credited to contractholder funds and $45 million in contract benefits.

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012 or 2011.

During the three months ended March 31, 2011, certain CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three months ended March 31, 2012 and 2011 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs have not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months ended March 31, 2012 and 2011 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income during the three months ended March 31 for Level 3 assets and liabilities held as of March 31.

($ in millions)	2012	2011
Assets
Fixed income securities:
Corporate	$3	$9
RMBS	--	(24)
CMBS	(1)	(16)
ABS	13	1
Total fixed income securities	15	(30)
Equity securities	--	(5)
Other investments:
Free-standing derivatives, net	15	4
Total recurring Level 3 assets	$30	$(31)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(25)	$8
Total recurring Level 3 liabilities	$(25)	$8

The amounts in the table above represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $5 million for the three months ended March 31, 2012 and are reported as follows: $24 million in realized capital gains and losses, $6 million in net investment income, $(56) million in interest credited to contractholder funds and $31 million in contract benefits.  These gains and losses total $(23) million for the three months ended March 31, 2011 and are reported as follows: $(38) million in realized capital gains and losses, $7 million in net investment income, $(37) million in interest credited to contractholder funds and $45 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	March 31, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,532	$6,781	$6,546	$6,739
Cost method limited partnerships	580	704	754	882
Bank loans	292	289	299	290
Notes due from related party	275	275	275	235

The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of cost method limited partnerships is determined using reported net asset values of the underlying funds.  The fair value of bank loans, which are reported in other investments, is based on broker quotes from brokers familiar with the loans and current market conditions.  The fair value of notes due from related party, which are reported in other investments, is based on discounted cash flow calculations using current interest rates for instruments with comparable terms.  The fair value measurements for mortgage loans, cost method limited partnerships, bank loans and notes due from related party are categorized as Level 3.

Financial liabilities

($ in millions)	March 31, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$29,475	$30,444	$30,161	$30,468
Notes due to related parties	696	696	700	659
Liability for collateral	436	436	263	263

The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for the Company’s own credit risk.  Deferred annuities included in contractholder funds are valued using discounted cash flow models which incorporate market value margins, which are based on the cost of holding economic capital, and the Company’s own credit risk.  Immediate annuities without life contingencies and fixed rate funding agreements are valued at the present value of future benefits using market implied interest rates which include the Company’s own credit risk.  The fair value measurements for contractholder funds on investment contracts are categorized as Level 3.

The fair value of notes due to related parties is based on discounted cash flow calculations using current interest rates for instruments with comparable terms and considers the Company’s own credit risk.  The liability for collateral is valued at carrying value due to its short-term nature.  The fair value measurements for liability for collateral are categorized as Level 2.  The fair value measurements for notes due to related parties are categorized as Level 3.

6.  Derivative Financial Instruments

The Company uses derivatives to manage risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, changes in equity market valuations, increases in credit spreads and foreign currency fluctuations, and for asset replication.  The Company does not use derivatives for speculative purposes.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of March 31, 2012, the Company pledged $7 million of securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2012.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$119	n/a	$(6)	$--	$(6)
Foreign currency swap agreements	Other investments	85	n/a	(10)	--	(10)
Total		204	n/a	(16)	--	(16)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	6,973	n/a	109	128	(19)
Interest rate swaption agreements	Other investments	500	n/a	--	--	--
Interest rate cap and floor agreements	Other investments	539	n/a	(11)	1	(12)
Equity and index contracts
Options, futures and warrants (2)	Other investments	150	13,370	201	201	--
Options, futures and warrants	Other assets	n/a	462	--	--	--
Foreign currency contracts
Foreign currency swap agreements	Other investments	50	n/a	4	4	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	1	1	--
Equity-indexed call options	Fixed income securities	125	n/a	12	12	--
Credit default swaps	Fixed income securities	127	n/a	(60)	--	(60)
Credit default contracts
Credit default swaps – buying protection	Other investments	68	n/a	--	1	(1)
Credit default swaps – selling protection	Other investments	30	n/a	--	--	--
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Total		8,571	13,832	257	349	(92)

Total asset derivatives		$8,775	13,832	$241	$349	$(108)

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$28	n/a	$(5)	$--	$(5)
Foreign currency swap agreements	Other liabilities & accrued expenses	66	n/a	(6)	2	(8)
Total		94	n/a	(11)	2	(13)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	1,085	n/a	22	23	(1)
Interest rate cap and floor agreements	Other liabilities & accrued expenses	890	n/a	(7)	--	(7)
Financial futures contracts and options	Other liabilities & accrued expenses	n/a	40	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	3	13,430	(99)	--	(99)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	939	n/a	(84)	--	(84)
Guaranteed withdrawal benefits	Contractholder funds	635	n/a	(46)	--	(46)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,832	n/a	(591)	--	(591)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(9)	--	(9)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	139	n/a	1	3	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	260	n/a	(52)	1	(53)
Total		7,868	13,470	(865)	27	(892)

Total liability derivatives		7,962	13,470	(876)	$29	$(905)

Total derivatives		$16,737	27,302	$(635)

(1)    Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of December 31, 2011.

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

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the three months ended March 31.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be less than $1 million during the next twelve months.

($ in millions) Effective portion	2012	2011
Loss recognized in OCI on derivatives during the period	$(5)	$(8)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(16)	(26)
Gain reclassified from AOCI into income (net investment income)	--	1
Loss reclassified from AOCI into income (realized capital gains and losses)	(1)	--
Ineffective portion and amount excluded from effectiveness testing
Gain recognized in income on derivatives (realized capital gains and losses)	--	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31.

($ in millions)	2012
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$(1)
Subtotal	(1)	--	--	--	(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(1)	--	--	(1)
Equity and index contracts	--	--	--	53	53
Embedded derivative financial instruments	--	15	31	(38)	8
Credit default contracts	--	9	--	--	9
Other contracts	--	--	--	2	2
Subtotal	--	23	31	17	71
Total	$(1)	$23	$31	$17	$70

	2011
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$1	$(8)	$--	$(5)	$(12)
Foreign currency and interest rate contracts	--	--	--	(32)	(32)
Subtotal	1	(8)	--	(37)	(44)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	2	--	--	2
Equity and index contracts	--	--	--	38	38
Embedded derivative financial instruments	--	(1)	45	(22)	22
Credit default contracts	--	11	--	--	11
Other contracts	--	--	--	2	2
Subtotal	--	12	45	18	75
Total	$1	$4	$45	$(19)	$31

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31.

($ in millions)	2012
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Net investment income	$1	$--	$--	$(1)
Total	$1	$--	$--	$(1)

	2011
	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments
Interest credited to contractholder funds	$(7)	$(34)	$41	$--
Net investment income	21	--	--	(21)
Realized capital gains and losses	(8)	--	--	--
Total	$6	$(34)	$41	$(21)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of March 31, 2012, counterparties pledged $60 million in cash and securities to the Company, and the Company pledged $70 million in securities to counterparties which includes $27 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $43 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	March 31, 2012				December 31, 2011

Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	1	$15	$--	$--	1	$25	$1	$1
A+	3	2,852	19	1	3	2,936	24	4
A	2	2,917	16	1	2	3,913	14	--
A-	2	3,724	27	2	2	3,815	25	--
BBB+	1	5	40	40	2	57	41	41
Total	9	$9,513	$102	$44	10	$10,746	$105	$46

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

($ in millions)	March 31, 2012	December 31, 2011
Gross liability fair value of contracts containing credit-risk-contingent features	$86	$133
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(59)	(60)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(27)	(72)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$--	$1

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of March 31, 2012:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$30	$50	$10	$10	$100	$--
Municipal	25	--	--	--	25	(4)
Subtotal	55	50	10	10	125	(4)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(19)
First-to-default
Municipal	--	100	--	--	100	(29)
Subtotal	--	100	--	65	165	(48)
Total	$55	$150	$10	$75	$290	$(52)

The following table shows the CDS notional amounts by credit rating and fair value of protection sold as of December 31, 2011:

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
Single name
Investment grade corporate debt	$40	$45	$15	$10	$110	$(1)
High yield debt	--	--	--	2	2	--
Municipal	25	--	--	--	25	(5)
Subtotal	65	45	15	12	137	(6)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(29)
First-to-default
Municipal	--	100	--	--	100	(33)
Subtotal	--	100	--	65	165	(62)
Total	$65	$145	$15	$77	$302	$(68)

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

7.              Reinsurance

The effects of reinsurance on premiums and contract charges for the three months ended March 31 are as follows:

($ in millions)	2012	2011
Direct	$535	$573
Assumed
Affiliate	28	28
Non-affiliate	5	5
Ceded--non-affiliate	(167)	(188)
Premiums and contract charges, net of reinsurance	$401	$418

The effects of reinsurance on contract benefits for the three months ended March 31 are as follows:

($ in millions)	2012	2011
Direct	$402	$436
Assumed
Affiliate	18	20
Non-affiliate	5	4
Ceded--non-affiliate	(61)	(78)
Contract benefits, net of reinsurance	$364	$382

The effects of reinsurance on interest credited to contractholder funds for the three months ended March 31 are as follows:

($ in millions)	2012	2011
Direct	$374	$410
Assumed
Affiliate	2	3
Non-affiliate	2	3
Ceded--non-affiliate	(7)	(8)
Interest credited to contractholder funds, net of reinsurance	$371	$408

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

Executive Life Insurance Company of New York (“ELNY”) has been under the jurisdiction of the New York Liquidation Bureau (the “Bureau”) as part of a 1992 court-ordered rehabilitation plan.  ELNY continues to fully pay annuity benefits when due.  The Superintendent of Insurance of the State of New York in conjunction with the New York Attorney General filed a proposed formal plan of liquidation on September 1, 2011 and an order approving the plan, as amended, was entered on April 16, 2012.  The order of the court is not final for 30 days, during which time those objecting to the plan may file a notice of appeal.  The current publicly available estimated shortfall from the Bureau is $1.57 billion.  New York law currently contains an aggregate limit on insurer assessments by the guaranty fund, the Life Insurance Corporation of New York, of $500 million, of which approximately $40 million has been used.  The Company’s three-year average market share for New York as of December 31, 2010, based on assessable premiums, was approximately 1.8%.

As of March 31, 2012, the accrued liability for the Company’s estimated aggregate exposure is $10 million, net of state related taxes and federal income tax, which includes $16 million pre-tax for guaranty fund assessments and $3 million pre-tax for participation in an industry sponsored plan to supplement certain ELNY policyholders.  The ultimate cost will depend on the approved court ordered liquidation plan, the level of guaranty fund system participation and the realization of tax benefits.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future state related taxes.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $28 million as of March 31, 2012.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2012.

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

9.              Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis for the three months ended March 31 are as follows:

($ in millions)	2012			2011
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains arising during the period, net of related offsets	$300	$(105)	$195	$191	$(66)	$125
Less: reclassification adjustment of realized capital gains and losses	(51)	18	(33)	29	(10)	19
Unrealized net capital gains and losses	351	(123)	228	162	(56)	106
Unrealized foreign currency translation adjustments	(2)	1	(1)	--	--	--
Other comprehensive income	$349	$(122)	227	$162	$(56)	106
Net income			83			91
Comprehensive income			$310			$197

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of March 31, 2012, and the related condensed consolidated statements of operations and comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2011, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended prior to the retrospective adjustment for the Company’s adoption of a change in accounting for costs associated with acquiring or renewing insurance contracts (not presented herein); and in our report dated March 8, 2012, which report includes an explanatory paragraph relating to a change in the Company’s recognition and presentation for other-than-temporary impairments of debt securities in 2009, we expressed an unqualified opinion on those consolidated financial statements.  We also audited the adjustments described in Note 1 that were applied to retrospectively adjust the December 31, 2011 consolidated statement of financial position of the Company (not presented herein).  In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated statement of financial position in deriving the accompanying retrospectively adjusted condensed consolidated statement of financial position as of December 31, 2011.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 4, 2012

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we,” “our,” “us,” or the “Company”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2011.  We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

OPERATIONS HIGHLIGHTS

•	Net income was $83 million in the first quarter of 2012 compared to $91 million in the first quarter of 2011.
•

Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $383 million in the first quarter 2012, an increase of 4.6% from $366 million in the first quarter of 2011.

•

Investments totaled $56.49 billion as of March 31, 2012, reflecting an increase in carrying value of $217 million from $56.28 billion as of December 31, 2011. Net investment income increased to $673 million in the first quarter of 2012 from $662 million in the first quarter of 2011.

•	Net realized capital losses totaled $22 million in the first quarter of 2012 compared to net realized capital gains of $45 million in the first quarter of 2011.
•

Contractholder funds totaled $40.94 billion as of March 31, 2012, reflecting a decrease of $733 million from $41.67 billion as of December 31, 2011 and $4.21 billion from $45.15 billion as of March 31, 2011.

•

New deferred policy acquisition costs (“DAC”) accounting guidance was adopted on a retrospective basis as of January 1, 2012 (see Note 1 of the condensed consolidated financial statements). Accordingly, all prior period balances have been adjusted. The DAC and shareholder’s equity balances were reduced by $423 million and $279 million, respectively, when compared to the previously reported December 31, 2011 balances. Impacted income statement line items include amortization of DAC, operating costs and expenses, gain on disposition of operations, and income tax expense. Impacted balance sheet line items include DAC, reserve for life-contingent contract benefits, other liabilities and accrued expenses, deferred income taxes, retained income, and unrealized net capital gains and losses.

OPERATIONS

Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2012	2011

Revenues

Premiums	$146	$171
Contract charges	255	247
Net investment income	673	662
Realized capital gains and losses	(22)	45
Total revenues	1,052	1,125

Costs and expenses

Contract benefits	(364)	(382)
Interest credited to contractholder funds	(371)	(408)
Amortization of DAC	(81)	(103)
Operating costs and expenses	(112)	(95)
Restructuring and related charges	--	2
Interest expense	(11)	(11)
Total costs and expenses	(939)	(997)

Gain on disposition of operations	3	5
Income tax expense	(33)	(42)
Net income	$83	$91

Investments as of March 31	$56,494	$58,507

Net income was $83 million in the first quarter of 2012 compared to $91 million in the first quarter of 2011.  The $8 million decrease was primarily due to net realized capital losses in the current year compared to net realized capital gains in the prior year and lower premiums, partially offset by decreased interest credited to contractholder funds and lower amortization of DAC.

Analysis of revenues  Total revenues decreased 6.5% or $73 million in the first quarter of 2012 compared to the first quarter of 2011 primarily due to net realized capital losses in the current year compared to net realized capital gains in the prior year and lower premiums, partially offset by higher net investment income.

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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2012	2011
Underwritten products
Traditional life insurance premiums	$109	$104
Accident and health insurance premiums	25	24
Interest-sensitive life insurance contract charges	249	238
Subtotal	383	366

Annuities
Immediate annuities with life contingencies premiums	12	43
Other fixed annuity contract charges	6	9
Subtotal	18	52

Premiums and contract charges (1)	$401	$418

(1)	Contract charges related to the cost of insurance totaled $168 million and $160 million for the first quarter of 2012 and 2011, respectively.

Total premiums and contract charges decreased 4.1% in the first quarter of 2012 compared to the first quarter of 2011 primarily due to lower sales of immediate annuities with life contingencies, partially offset by higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders and increased traditional life insurance premiums.  Sales of immediate annuities with life contingencies fluctuate with changes in our pricing competitiveness relative to other insurers.  Increased traditional life insurance premiums were due to lower reinsurance premiums ceded and higher sales through Allstate agencies, partially offset by lower renewal premiums.

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

($ in millions)	Three months ended March 31,
	2012	2011
Contractholder funds, beginning balance	$41,669	$46,458

Deposits
Fixed annuities	153	164
Interest-sensitive life insurance	308	308
Total deposits	461	472

Interest credited	372	400

Maturities, benefits, withdrawals and other adjustments
Maturities of and interest payments on institutional products	(1)	(487)
Benefits	(354)	(370)
Surrenders and partial withdrawals	(938)	(1,015)
Contract charges	(246)	(235)
Net transfers from separate accounts	2	3
Fair value hedge adjustments for institutional products	--	(34)
Other adjustments (1)	(29)	(44)
Total maturities, benefits, withdrawals and other adjustments	(1,566)	(2,182)
Contractholder funds, ending balance	$40,936	$45,148

(1)

The table above illustrates the changes in contractholder funds, which are presented gross of reinsurance recoverables on the Condensed Consolidated Statements of Financial Position.  The table above is intended to supplement our discussion and analysis of revenues, which are presented net of reinsurance on the Condensed Consolidated Statements of Operations and Comprehensive Income.  As a result, the net change in contractholder funds associated with products reinsured to third parties is reflected as a component of the other adjustments line.

Contractholder funds decreased 1.8% and 2.8% in the first quarter of 2012 and 2011, respectively.  Average contractholder funds decreased 9.8% in the first quarter of 2012 compared to the same period of 2011.

Contractholder deposits decreased 2.3% in the first quarter of 2012 compared to the same period of 2011 due to lower deposits on fixed annuities.

Maturities of and interest payments on institutional products decreased to $1 million in the first quarter of 2012 from $487 million in the first quarter of 2011, reflecting the continuing decline in these obligations.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 7.6% to $938 million in the first quarter of 2012 from $1.02 billion in the same period of 2011.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.8% in the first quarter of 2012 compared to 10.5% in the same period of 2011.

Analysis of costs and expenses  Total costs and expenses decreased 5.8% or $58 million in the first quarter of 2012 compared to the same period of 2011 primarily due to lower interest credited to contractholder funds and amortization of DAC.

Contract benefits decreased 4.7% or $18 million in the first quarter of 2012 compared to the same period of 2011 primarily due to lower contract benefits on immediate annuities with life contingencies, reflecting the decrease in premiums on these products, partially offset by higher mortality experience on life insurance.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $134 million and $135 million in the first quarter of 2012 and 2011, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2012	2011
Life insurance	$88	$90
Accident and health insurance	8	6
Annuities	(12)	(12)
Total benefit spread	$84	$84

Benefit spread in the first quarter of 2012 was comparable with the first quarter of 2011 as higher mortality experience on life insurance was offset by higher cost of insurance contract charges on interest-sensitive life insurance.

Interest credited to contractholder funds decreased 9.1% or $37 million in the first quarter of 2012 compared to the same period of 2011 primarily due to lower average contractholder funds and lower interest crediting rates on deferred fixed annuities, immediate fixed annuities and interest-sensitive life insurance.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $10 million in the first quarter of 2012 compared to a $12 million decrease in the first quarter of 2011.  Amortization of deferred sales inducement costs was $1 million in the first quarter of 2012 compared to $10 million in the same period of 2011.

In order to analyze the impact of net investment income and interest credited to contractholders on net income, we monitor the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits on the Condensed Consolidated Statements of Operations and Comprehensive Income (“investment spread”).

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2012	2011
Annuities and institutional products	$86	$48
Life insurance	18	13
Accident and health insurance	3	2
Net investment income on investments supporting capital	61	56
Total investment spread	$168	$119

Investment spread increased 41.2% or $49 million in the first quarter of 2012 compared to the same period of 2011 due to income from limited partnerships, lower crediting rates and the termination of interest rate swaps in first quarter 2011, partially offset by an unfavorable change in the valuation of derivatives embedded in equity-indexed annuity contracts, lower yields on fixed income securities and the continued managed reduction in our spread based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2012	2011	2012	2011	2012	2011
Interest-sensitive life insurance	5.4%	5.4%	4.1%	4.2%	1.3%	1.2%
Deferred fixed annuities and institutional products	4.5	4.5	3.2	3.3	1.3	1.2
Immediate fixed annuities with and without life contingencies	7.8	6.2	6.1	6.2	1.7	--
Investments supporting capital, traditional life and other products	4.1	3.8	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	March 31,
	2012	2011
Immediate fixed annuities with life contingencies	$8,838	$8,749
Other life contingent contracts and other	4,709	4,065
Reserve for life-contingent contract benefits	$13,547	$12,814

Interest-sensitive life insurance	$10,217	$10,098
Deferred fixed annuities	24,467	28,558
Immediate fixed annuities without life contingencies	3,829	3,794
Institutional products	1,914	2,193
Market value adjustments related to fair value hedges and other	509	505
Contractholder funds	$40,936	$45,148

Amortization of DAC decreased 21.4% or $22 million in the first quarter of 2012 compared to the same period of 2011.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2012	2011
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$66	$64
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	15	30
Amortization acceleration for changes in assumptions (“DAC unlocking”)	--	9
Total amortization of DAC	$81	$103

(1)

The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease of $22 million in the first quarter of 2012 compared to the same period of 2011 was primarily due to decreased amortization relating to realized capital gains and losses and the absence of DAC unlocking in the current year period.  In 2012, we plan to complete our annual comprehensive DAC review in the third quarter.

Our annual 2011 comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts which covers assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines took place in first quarter 2011.  The review resulted in an acceleration of DAC amortization (charge to income) of $9 million in the first quarter of 2011.  Amortization acceleration of $15 million related to interest-sensitive life insurance and was primarily due to an increase in projected expenses.  Amortization deceleration of $6 million related to equity-indexed annuities and was primarily due to an increase in projected investment margins.

Operating costs and expenses increased 17.9% or $17 million in the first quarter of 2012 compared to the same period of 2011. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
	2012	2011
Non-deferrable commissions	$8	$11
General and administrative expenses	94	73
Taxes and licenses	10	11
Total operating costs and expenses	$112	$95

Restructuring and related charges	$--	$(2)

Non-deferrable commissions decreased $3 million in the first quarter of 2012 compared to the same period of 2011 primarily due to lower sales commissions on immediate annuities and certain life insurance products.  General and administrative expenses increased 28.8% or $21 million in the first quarter of 2012 compared to the same period of 2011 primarily due to higher employee and professional service costs, increased marketing costs and reduced insurance department assessments in the prior year period.

INVESTMENTS HIGHLIGHTS

•	Investments totaled $56.49 billion as of March 31, 2012, an increase of 0.4% from $56.28 billion as of December 31, 2011.
•	Unrealized net capital gains totaled $2.28 billion as of March 31, 2012, increasing from $1.97 billion as of December 31, 2011.
•	Net investment income was $673 million in the first quarter of 2012, an increase of 1.7% from $662 million in the first quarter of 2011.
•	Net realized capital losses were $22 million in the first quarter of 2012 compared to net realized capital gains of $45 million in the first quarter of 2011.

INVESTMENTS

The composition of the investment portfolio as of March 31, 2012 is presented in the table below.

($ in millions)	Investments	Percent to total
Fixed income securities (1)	$45,382	80.3%
Mortgage loans	6,532	11.6
Equity securities (2)	190	0.3
Limited partnership interests (3)	1,729	3.1
Short-term (4)	647	1.1
Policy loans	832	1.5
Other	1,182	2.1
Total	$56,494	100.0%

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $43.13 billion.
(2)	Equity securities are carried at fair value. Cost basis for these securities was $143 million.
(3)	We have commitments to invest in additional limited partnership interests totaling $723 million.
(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $647 million.

Total investments increased to $56.49 billion as of March 31, 2012, from $56.28 billion as of December 31, 2011, primarily due to higher valuations of fixed income securities, partially offset by net reductions in contractholder funds of $733 million.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically referenced as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation of fixed income securities for the three months ended March 31, 2012 was due to tightening credit spreads, partially offset by increasing risk-free interest rates.

Fixed income securities by type are listed in the table below.

($ in millions)

Fair value as of March 31, 2012	Percent to total investments	Fair value as of December 31, 2011	Percent to total investments

U.S. government and agencies

$2,344	4.2%	$2,743	4.9%

Municipal

4,688	8.3	4,692	8.3

Corporate

30,921	54.7	30,404	54.0

Foreign government

1,019	1.8	1,068	1.9

Residential mortgage-backed securities (“RMBS”)

2,469	4.4	2,714	4.8

Commercial mortgage-backed securities (“CMBS”)

1,659	2.9	1,683	3.0

Asset-backed securities (“ABS”)

2,266	4.0	2,108	3.8

Redeemable preferred stock

16	--	16	--

Total fixed income securities

$45,382	80.3%	$45,428	80.7%

As of March 31, 2012, 92.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of March 31, 2012.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$2,344	$199	$--	$--	$--	$--

Municipal
Tax exempt	--	--	26	--	--	--
Taxable	203	23	2,644	316	1,074	102
Auction rate securities (“ARS”)	128	(12)	137	(20)	26	(4)

Corporate
Public	677	42	1,481	109	7,575	592
Privately placed	606	39	1,104	80	3,430	267

Foreign government	395	85	97	5	260	18

RMBS
U.S. government sponsored entities (“U.S. Agency”)	1,094	57	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	133	3	43	--	137	4
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	13	--	53	1
Subprime residential mortgage-backed securities (“Subprime”)	--	--	24	(4)	34	(8)

CMBS	831	42	184	5	187	(12)

ABS
Collateralized debt obligations (“CDO”)	140	(2)	666	(24)	317	(57)
Consumer and other asset-backed securities (“Consumer and other ABS”)	392	14	136	3	113	1

Redeemable preferred stock	--	--	1	--	--	--

Total fixed income securities	$6,943	$490	$6,556	$470	$13,206	$904

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$--	$--	$--	$--	$2,344	$199

Municipal
Tax exempt	11	1	--	--	37	1
Taxable	345	(16)	84	(14)	4,350	411
ARS	--	--	10	(3)	301	(39)

Corporate
Public	8,177	546	1,309	35	19,219	1,324
Privately placed	5,627	248	935	(3)	11,702	631

Foreign government	267	26	--	--	1,019	134

RMBS
U.S. Agency	--	--	--	--	1,094	57
Prime	33	--	210	1	556	8
Alt-A	55	--	224	(34)	345	(33)
Subprime	31	(9)	385	(147)	474	(168)

CMBS	262	(50)	195	(99)	1,659	(114)

ABS
CDO	171	(46)	266	(52)	1,560	(181)
Consumer and other ABS	53	1	12	(2)	706	17

Redeemable preferred stock	15	1	--	--	16	1

Total fixed income securities	$15,047	$702	$3,630	$(318)	$45,382	$2,248

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $4.69 billion as of March 31, 2012 with an unrealized net capital gain of $373 million.  The municipal bond portfolio includes general obligations of state and local issuers, revenue bonds and pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

Corporate bonds, including publicly traded and privately placed, totaled $30.92 billion as of March 31, 2012 with an unrealized net capital gain of $1.96 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $2.47 billion, with 66.8% rated investment grade, as of March 31, 2012.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with the U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $136 million as of March 31, 2012 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio, largely due to higher risk premiums caused by macroeconomic conditions and credit market deterioration, including the impact of lower residential real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  The following table shows our RMBS portfolio as of March 31, 2012 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$--	$--	$131	$3	$44	$2	$--	$--	$175	$5
2009	155	6	35	--	7	--	--	--	197	6
2008	161	9	--	--	--	--	--	--	161	9
2007	49	3	97	6	21	(9)	154	(56)	321	(56)
2006	56	3	71	1	80	(10)	81	(21)	288	(27)
2005	199	9	78	(4)	83	(7)	129	(54)	489	(56)
Pre-2005	474	27	144	2	110	(9)	110	(37)	838	(17)
Total	$1,094	$57	$556	$8	$345	$(33)	$474	$(168)	$2,469	$(136)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $331 million and $143 million of first lien and second lien securities, respectively.

CMBS totaled $1.66 billion, with 88.2% rated investment grade, as of March 31, 2012.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 96.7% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio as of March 31, 2012 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$281	$(8)
2006	524	(91)
2005	242	(29)
Pre-2005	612	14
Total CMBS	$1,659	$(114)

The unrealized net capital loss of $114 million as of March 31, 2012 on our CMBS portfolio was the result of wider credit spreads than at initial purchase in our 2005-2007 vintage year CMBS.  This is largely due to the macroeconomic conditions and credit market deterioration, including the impact of lower commercial real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.

ABS, including CDO and Consumer and other ABS, totaled $2.27 billion, with 87.7% rated investment grade, as of March 31, 2012.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $164 million as of March 31, 2012 on our ABS portfolio was the result of wider credit spreads than at initial purchase.

CDO totaled $1.56 billion, with 82.9% rated investment grade, as of March 31, 2012.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.26 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $80 million.  Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans.  The underlying collateral is actively managed by external managers that monitor the collateral’s performance and is well diversified across industries and among issuers.  The remaining $296 million of securities consisted of synthetic CDO, trust preferred CDO, project finance CDO, market value CDO, collateralized bond obligations and other CLO with unrealized losses of $101 million.

Consumer and other ABS totaled $706 million, with 98.3% rated investment grade, as of March 31, 2012.  Consumer and other ABS consists of $275 million of consumer auto and $431 million of other ABS with unrealized gains of $2 million and $15 million, respectively.

Mortgage loans  Our mortgage loan portfolio totaled $6.53 billion as of March 31, 2012, compared to $6.55 billion as of December 31, 2011, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.

For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of March 31, 2012.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$445	$135	$--	$--	$580
Equity method of accounting (“EMA”)	641	201	--	307	1,149
Total	$1,086	$336	$--	$307	$1,729

Number of managers	86	28	1	9
Number of individual funds	138	52	2	18
Largest exposure to single fund	$41	$21	$--	$29

The following table shows the results from our limited partnership interests by fund type and accounting classification for the three months ended March 31.

($ in millions)	2012				2011
	Cost	EMA (2)	Total income	Impairment write-downs (1)	Cost	EMA (2)	Total income	Impairment write-downs (1)
Private equity/debt funds	$7	$43	$50	$(1)	$5	$12	$17	$--
Real estate funds	--	19	19	--	--	6	6	--
Hedge funds	--	--	--	--	--	--	--	--
Tax credit funds	--	(2)	(2)	--	--	--	--	--
Total	$7	$60	$67	$(1)	$5	$18	$23	$--

(1)    Impairment write-downs related to cost method limited partnerships were $1 million in the three months ended March 31, 2012.  There were no impairment write-downs related to cost method limited partnerships in the three months ended March 31, 2011.  There were no impairment write-downs related to EMA limited partnerships in the three months ended March 31, 2012 and 2011.

(2)    Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Limited partnership interests, excluding impairment write-downs, produced income of $67 million in the three months ended March 31, 2012 compared to $23 million in the three months ended March 31, 2011.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $2.28 billion as of March 31, 2012 compared to $1.97 billion as of December 31, 2011.  The increase from December 31, 2011 was due to tightening credit spreads, partially offset by increasing risk-free interest rates.  The following table presents unrealized net capital gains and losses.

($ in millions)	March 31, 2012	December 31, 2011
U.S. government and agencies	$199	$241
Municipal	373	312
Corporate	1,955	1,908
Foreign government	134	141
RMBS	(136)	(240)
CMBS	(114)	(179)
ABS	(164)	(237)
Redeemable preferred stock	1	1
Fixed income securities (1)	2,248	1,947
Equity securities	47	36
EMA limited partnerships	1	1
Derivatives	(16)	(12)
Unrealized net capital gains and losses, pre-tax	$2,280	$1,972

(1)  Unrealized net capital gains and losses for fixed income securities as of March 31, 2012 and December 31, 2011 comprise $(83) million and $(159) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $2.33 billion and $2.11 billion, respectively, related to other unrealized net capital gains and losses.

The unrealized net capital gains for the fixed income portfolio totaled $2.25 billion and comprised $3.19 billion of gross unrealized gains and $939 million of gross unrealized losses as of March 31, 2012.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $1.95 billion, comprised of $3.21 billion of gross unrealized gains and $1.26 billion of gross unrealized losses as of December 31, 2011.

Gross unrealized gains and losses as of March 31, 2012 on fixed income securities by type and sector are provided in the table below.

($ in millions)						Amortized	Fair value
						cost as a	as a
	Par	Amortized	Gross unrealized		Fair	percent of	percent of
	value (1)	cost	Gains	Losses	value	par value (2)	par value (2)
Corporate:
Banking	$2,221	$2,217	$80	$(98)	$2,199	99.8%	99.0%
Utilities	6,157	6,146	586	(31)	6,701	99.8	108.8
Financial services	2,011	2,021	129	(22)	2,128	100.5	105.8
Capital goods	3,378	3,393	290	(16)	3,667	100.4	108.6
Consumer goods (cyclical and non-cyclical)	5,513	5,575	386	(13)	5,948	101.1	107.9
Transportation	1,507	1,509	136	(11)	1,634	100.1	108.4
Basic industry	1,842	1,850	104	(8)	1,946	100.4	105.6
Communications	1,768	1,781	133	(4)	1,910	100.7	108.0
Energy	2,418	2,444	191	(3)	2,632	101.1	108.9
Technology	1,139	1,159	76	(1)	1,234	101.8	108.3
Other	968	871	57	(6)	922	90.0	95.2
Total corporate fixed income portfolio	28,922	28,966	2,168	(213)	30,921	100.2	106.9

U.S. government and agencies	2,522	2,145	202	(3)	2,344	85.1	92.9
Municipal	5,867	4,315	471	(98)	4,688	73.5	79.9
Foreign government	1,003	885	134	--	1,019	88.2	101.6
RMBS	2,957	2,605	84	(220)	2,469	88.1	83.5
CMBS	1,841	1,773	60	(174)	1,659	96.3	90.1
ABS	2,633	2,430	67	(231)	2,266	92.3	86.1
Redeemable preferred stock	14	15	1	--	16	107.1	114.3
Total fixed income securities	$45,759	$43,134	$3,187	$(939)	$45,382	94.3	99.2

(1)           Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $488 million, $948 million, $2.32 billion and $382 million, respectively.

(2)           Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.5% for corporates, 102.3% for U.S. government and agencies, 99.1% for municipals and 102.3% for foreign governments.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 107.3% for corporates, 105.7% for U.S. government and agencies, 109.1% for municipals and 111.1% for foreign governments.

The banking, utilities and financial services sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2012.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $47 million and comprised $48 million of gross unrealized gains and $1 million of gross unrealized losses as of March 31, 2012.  This is compared to an unrealized net capital gain for the equity portfolio totaling $36 million, comprised of $38 million of gross unrealized gains and $2 million of gross unrealized losses as of December 31, 2011.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position as of March 31, 2012 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of March 31, 2012.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$322	$(3)	$--	$--	$322	$(3)
Municipal	598	(81)	87	(17)	685	(98)
Corporate	2,537	(168)	605	(45)	3,142	(213)
Foreign government	35	--	--	--	35	--
RMBS	156	(24)	606	(196)	762	(220)
CMBS	501	(69)	182	(105)	683	(174)
ABS	994	(148)	208	(83)	1,202	(231)
Total	$5,143	$(493)	$1,688	$(446)	$6,831	$(939)

We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations, which show signs of stabilization or recovery in certain geographic areas but remain under stress in other geographic areas.  Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a low risk of default.  Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher risk of default.  As of March 31, 2012, 34% of our below investment grade gross unrealized losses related to Subprime RMBS.

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

Other-than-temporary impairment assessment for below investment grade Subprime RMBS

As of March 31, 2012, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $334 million, a decrease of 10.5% compared to $373 million as of December 31, 2011, primarily due to sales.  As of March 31, 2012, gross unrealized losses for our below investment grade Subprime portfolio totaled $151 million, an improvement of 24.5% compared to $200 million as of December 31, 2011, due to sales, increased valuations, impairment write-downs and principal collections, partially offset by the downgrade of certain securities to below investment grade.  For our below investment grade Subprime with gross unrealized gains totaling $4 million, we have recognized cumulative write-downs in earnings totaling $75 million as of March 31, 2012.

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

75.5%, 21.5% and 3.0% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  While the projected cash flow assumptions for our below investment grade Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

($ in millions)	March 31, 2012
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	15.8%	16.0%	16.0%	3.6%	7.1%	8.8%	6.6%	n/a
Projected additional collateral losses to be incurred (2)	41.6%	37.4%	37.6%	30.1%	35.0%	37.5%	34.4%	n/a
Class-level
Average remaining credit enhancement (3)	23.1%	12.4%	12.9%	43.4%	45.1%	44.1%	44.3%	n/a
Security-specific
Number of positions	2	38	40	6	9	13	28	68
Par value	$16	$366	$382	$41	$58	$44	$143	$525
Amortized cost	$11	$232	$243	$41	$58	$44	$143	$386
Fair value	$8	$165	$173	$30	$32	$27	$89	$262
Gross unrealized losses
Total	$(3)	$(67)	$(70)	$(11)	$(26)	$(17)	$(54)	$(124)
Over 24 months (4)	$(3)	$(67)	$(70)	$(11)	$(26)	$(17)	$(54)	$(124)
Cumulative write-downs recognized	$(5)	$(125)	$(130)	$--	$--	$--	$--	$(130)
Principal payments received during the period								$5

	December 31, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	16.3%	17.4%	17.4%	3.3%	7.4%	11.0%	7.5%	n/a
Projected additional collateral losses to be incurred	39.9%	40.7%	40.7%	30.1%	33.8%	39.2%	34.7%	n/a
Class-level
Average remaining credit enhancement	22.2%	16.4%	16.8%	44.5%	48.4%	47.6%	47.0%	n/a
Security-specific
Number of positions	4	48	52	6	11	17	34	86
Par value	$28	$452	$480	$47	$60	$59	$166	$646
Amortized cost	$21	$285	$306	$47	$60	$59	$166	$472
Fair value	$15	$186	$201	$34	$33	$32	$99	$300
Gross unrealized losses
Total	$(6)	$(99)	$(105)	$(13)	$(27)	$(27)	$(67)	$(172)
Over 24 months (4)	$(6)	$(98)	$(104)	$(13)	$(27)	$(27)	$(67)	$(171)
Cumulative write-downs recognized	$(7)	$(162)	$(169)	$--	$--	$--	$--	$(169)
Principal payments received during the period								$34

(1)     Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust. The weighting calculation is based on the par value of each security. Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table. Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $22 million as of March 31, 2012.

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

(4)     As of March 31, 2012, $42 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $45 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2011, $68 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $54 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

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

As of March 31, 2012, our Subprime securities that are reliably insured include eight below investment grade Subprime securities with a total fair value of $72 million and aggregate gross unrealized losses of $27 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.  As of December 31, 2011, our Subprime securities that are reliably insured included eight below investment grade Subprime securities with a total fair value of $73 million and aggregate gross unrealized losses of $28 million.

As of March 31, 2012, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 6.6%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 50.2% and a projected weighted average loss severity of 69.0%, which resulted in projected additional collateral losses of 34.4%.  As the average remaining credit enhancement for these securities of 44.3% exceeds the projected additional collateral losses of 34.4%, these securities have not been impaired.

As of March 31, 2012, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 16.0%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 51.7% and a projected weighted average loss severity of 74.5%, which resulted in projected additional collateral losses of 37.6%.  As the average remaining credit enhancement for these securities of 12.9% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 65.8% and exceeded these securities’ current average amortized cost as a percentage of par of 63.7%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of March 31, 2012, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Net investment income The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2012	2011
Fixed income securities	$521	$591
Mortgage loans	85	88
Equity securities	1	1
Limited partnership interests (1)	67	5
Short-term investments	--	1
Other	27	3
Investment income, before expense	701	689
Investment expense	(28)	(27)

     Net investment income

	$673	$662

(1)	Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Net investment income increased 1.7% or $11 million to $673 million in the first quarter of 2012 from $662 million in the same period of 2011 primarily due to income from limited partnerships and the termination of interest rate swaps in first quarter 2011, partially offset by lower yields on fixed income securities.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2012	2011
Impairment write-downs	$(20)	$(47)
Change in intent write-downs	(16)	(42)
Net other-than-temporary impairment losses recognized in earnings	(36)	(89)
Sales	(9)	112
Valuation of derivative instruments	8	(2)
Settlements of derivative instruments	15	6
EMA limited partnership income (1)	--	18
Realized capital gains and losses, pre-tax	(22)	45
Income tax benefit (expense)	7	(15)

      Realized capital gains and losses, after-tax

	$(15)	$30

(1)	Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended March 31,
	2012	2011
Fixed income securities	$(18)	$(39)
Mortgage loans	(3)	(2)
Equity securities	--	(5)
Limited partnership interests	(1)	--
Other investments	2	(1)
Impairment write-downs	$(20)	$(47)

Impairment write-downs for the three months ended March 31, 2012 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances and RMBS, which experienced deterioration in expected cash flows.  Impairment write-downs on below investment grade RMBS and CMBS for the three months ended March 31, 2012 were $5 million and $4 million, respectively.

Change in intent write-downs were $16 million and $42 million in the three months ended March 31, 2012 and 2011, respectively, and all related to fixed income securities.  The change in intent write-downs in the three months ended March 31, 2012 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily RMBS and municipal bonds.

Sales generated $9 million of net realized losses for the three months ended March 31, 2012 primarily due to sales of fixed income securities.

Valuation and settlements of derivative instruments net realized capital gains totaling $23 million for the three months ended March 31, 2012 included $8 million of gains on the valuation of derivative instruments and $15 million of gains on the settlement of derivative instruments.  The net realized capital gains on derivative instruments for the three months ended March 31, 2012 primarily included gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.  As a component of our approach to managing interest rate risk, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	March 31, 2012	December 31, 2011
Common stock, retained income and additional capital paid-in	$5,338	$5,255
Accumulated other comprehensive income	1,039	812
Total shareholder’s equity	6,377	6,067
Notes due to related parties	696	700
Total capital resources	$7,073	$6,767

Shareholder’s equity increased in the first quarter of 2012 due to increased unrealized net capital gains on investments and net income.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and Allstate Insurance Company’s (“AIC’s”) ratings.  On January 26, 2012, A.M. Best affirmed our financial strength rating of A+ and the outlook for the rating was revised to stable from negative.  In April 2012, S&P affirmed our financial strength rating of A+ and the outlook for the rating remained negative.  There has been no change to our financial strength rating from Moody’s since December 31, 2011.  In the future, if our financial position is less than rating agency expectations including those related to capitalization at the parent company, AIC or the Company, we could be exposed to a downgrade in our ratings of one notch or more which we do not view as being material to our business model or strategies.

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

Allstate parent holding company capital capacity The Corporation has at the parent holding company level $2.65 billion of deployable invested assets as of March 31, 2012.  These assets include investments that are generally saleable within one quarter totaling $2.30 billion.  This provides funds for the parent company’s relatively low fixed charges and other corporate purposes.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•               A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2012, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A new primary credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in April 2017.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The Corporation has the option to extend the expiration by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio as defined in the prior credit facility as of March 31, 2012 was 20.3%.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no short-term borrowings under the prior credit facility during the first three months of 2012.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on April 30, 2012.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 407 million shares of treasury stock as of March 31, 2012), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds as of March 31, 2012 were $40.94 billion.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2012.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,072	14.8%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	15,470	37.8
Market value adjustments (2)	6,142	15.0
Subject to discretionary withdrawal without adjustments (3)	13,252	32.4
Total contractholder funds (4)	$40,936	100.0%

(1)	Includes $8.42 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)

$5.05 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)	72% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)	Includes $1.09 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 7.7% in the first three months of 2012 compared to 2011.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.8% and 10.5% for the first three months of 2012 and 2011, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of March 31, 2012, total institutional products outstanding were $1.88 billion, with scheduled maturities of $40 million in June of 2012 and $1.75 billion and $85 million in 2013 and 2016, respectively.

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Cash Flows  As reflected in our Condensed Consolidated Statements of Cash Flows, higher cash provided by operating activities in the first three months of 2012 compared to the first three months of 2011 was primarily due to lower contract benefits paid, partially offset by lower premiums received.

Lower cash provided by investing activities in the first three months of 2012 compared to the first three months of 2011 was impacted by lower sales of fixed income securities.

Lower cash used in financing activities in the first three months of 2012 compared to the first three months of 2011 was primarily due to decreased maturities of institutional products and lower surrenders and partial withdrawals on fixed annuities.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of the Allstate Life Insurance Company Annual Report on Form 10-K for 2011.

Item 6.  Exhibits

(a)	Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

May 4, 2012
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

10.1

Credit Agreement dated April 27, 2012, incorporated herein by reference to Exhibit 10.6 to The Allstate Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2012 (File Number 001-11840).

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 4, 2012, concerning unaudited interim financial information.

31(i)	Rule 13a-14(a) Certification of Principal Executive Officer

31(i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-1