Form 10-Q
period 2012-06-30
ALLSTATE LIFE INSURANCE CO
filed 2012-08-06
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

/X/                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[ ]                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-31248

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

As of August 6, 2012, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of June 30, 2012 (unaudited) and December 31, 2011	2

	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2012 and 2011 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Report of Independent Registered Public Accounting Firm	40

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Operations Highlights	41
	Operations	41
	Investments Highlights	47
	Investments	47
	Capital Resources and Liquidity	60

Item 4.	Controls and Procedures	63

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	63

Item 6.	Exhibits	63

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenues
Premiums	$152	$145	$298	$316
Contract charges	256	251	511	498
Net investment income	650	673	1,323	1,335
Realized capital gains and losses:
Total other-than-temporary impairment losses	(9)	(41)	(42)	(123)
Portion of loss recognized in other comprehensive income	3	(6)	--	(13)
Net other-than-temporary impairment losses recognized in earnings	(6)	(47)	(42)	(136)
Sales and other realized capital gains and losses	13	119	27	253
Total realized capital gains and losses	7	72	(15)	117
	1,065	1,141	2,117	2,266

Costs and expenses
Contract benefits	388	350	752	732
Interest credited to contractholder funds	360	407	731	815
Amortization of deferred policy acquisition costs	59	76	140	179
Operating costs and expenses	109	99	221	194
Restructuring and related charges	--	--	--	(2)
Interest expense	11	11	22	22
	927	943	1,866	1,940
Gain on disposition of operations	3	4	6	9

Income from operations before income tax expense	141	202	257	335

Income tax expense	43	67	76	109

Net income	98	135	181	226

Other comprehensive income, after-tax
Change in unrealized net capital gains and losses	160	130	388	236
Change in unrealized foreign currency translation adjustments	3	2	2	2

Other comprehensive income, after-tax	163	132	390	238

Comprehensive income	$261	$267	$571	$464

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $42,668 and $43,481)	$45,534	$45,428
Mortgage loans	6,300	6,546
Equity securities, at fair value (cost $143 and $143)	190	179
Limited partnership interests	1,806	1,612
Short-term, at fair value (amortized cost $857 and $593)	857	593
Policy loans	829	833
Other	1,097	1,086
Total investments	56,613	56,277
Cash	169	310
Deferred policy acquisition costs	1,921	2,165
Reinsurance recoverables	4,385	4,457
Accrued investment income	525	520
Other assets	508	406
Separate Accounts	6,790	6,984
Total assets	$70,911	$71,119

Liabilities
Contractholder funds	$40,157	$41,669
Reserve for life-contingent contract benefits	13,886	13,666
Unearned premiums	21	23
Payable to affiliates, net	90	97
Other liabilities and accrued expenses	1,473	1,092
Deferred income taxes	1,160	821
Notes due to related parties	696	700
Separate Accounts	6,790	6,984
Total liabilities	64,273	65,052

Commitments and Contingent Liabilities (Note 8)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,190	3,190
Retained income	2,241	2,060
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(54)	(103)
Other unrealized net capital gains and losses	1,936	1,380
Unrealized adjustment to DAC, DSI and insurance reserves	(681)	(464)
Total unrealized net capital gains and losses	1,201	813
Unrealized foreign currency translation adjustments	1	(1)
Total accumulated other comprehensive income	1,202	812
Total shareholder’s equity	6,638	6,067
Total liabilities and shareholder’s equity	$70,911	$71,119

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities	(unaudited)
Net income	$181	$226
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(11)	(48)
Realized capital gains and losses	15	(117)
Gain on disposition of operations	(6)	(9)
Interest credited to contractholder funds	731	815
Changes in:
Policy benefits and other insurance reserves	(376)	(386)
Unearned premiums	(2)	(3)
Deferred policy acquisition costs	22	61
Reinsurance recoverables, net	(33)	(39)
Income taxes	80	113
Other operating assets and liabilities	(97)	(55)

Net cash provided by operating activities	504	558

Cash flows from investing activities
Proceeds from sales
Fixed income securities	3,551	5,605
Equity securities	2	66
Limited partnership interests	88	84
Mortgage loans	11	65
Other investments	70	102
Investment collections
Fixed income securities	1,444	1,444
Mortgage loans	449	345
Other investments	35	71
Investment purchases
Fixed income securities	(3,980)	(4,323)
Equity securities	(2)	(11)
Limited partnership interests	(209)	(186)
Mortgage loans	(223)	(448)
Other investments	(61)	(121)
Change in short-term investments, net	(102)	104
Change in other investments, net	(5)	(121)

Net cash provided by investing activities	1,068	2,676

Cash flows from financing activities
Contractholder fund deposits	941	898
Contractholder fund withdrawals	(2,650)	(4,047)
Repayment of notes due to related parties	(4)	--

Net cash used in financing activities	(1,713)	(3,149)
Net (decrease) increase in cash	(141)	85
Cash at beginning of period	310	118
Cash at end of period	$169	$203

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

The condensed consolidated financial statements and notes as of June 30, 2012 and for the three-month and six-month periods ended June 30, 2012 and 2011 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Current Report on Form 8-K filed May 4, 2012.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the current year presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Premiums and contract charges

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Premiums
Traditional life insurance	$114	$105	$223	$209
Immediate annuities with life contingencies	14	15	26	58
Accident and health insurance	24	25	49	49
Total premiums	152	145	298	316

Contract charges
Interest-sensitive life insurance	251	243	500	481
Fixed annuities	5	8	11	17
Total contract charges	256	251	511	498
Total premiums and contract charges	$408	$396	$809	$814

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

($ in millions)	Three months ended June 30, 2011		Six months ended June 30, 2011
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Amortization of DAC	$90	$76	$214	$179
Operating costs and expenses	79	99	156	194
Gain on disposition of operations	2	4	4	9
Income tax expense	69	67	109	109
Net income	137	135	224	226

	As of December 31, 2011
	Previously Reported	As Adjusted
DAC	2,588	2,165
Reserve for life-contingent contract benefits	13,709	13,666
Other liabilities and accrued expenses	1,043	1,092
Deferred income taxes	971	821
Retained income	2,377	2,060
Unrealized adjustment to DAC, DSI and insurance reserves	(502)	(464)

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

3.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $95 million and $433 million for the six months ended June 30, 2012 and 2011, respectively.

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

($ in millions)	Six months ended June 30,
	2012	2011
Net change in proceeds managed
Net change in short-term investments	$(162)	$(153)
Operating cash flow used	$(162)	$(153)

Net change in liabilities
Liabilities for collateral, beginning of year	$(263)	$(465)
Liabilities for collateral, end of period	(425)	(618)
Operating cash flow provided	$162	$153

4.   Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
June 30, 2012
U.S. government and agencies	$2,063	$265	$--	$2,328
Municipal	4,257	567	(85)	4,739
Corporate	29,108	2,549	(195)	31,462
Foreign government	875	157	--	1,032
Residential mortgage-backed securities (“RMBS”)	2,388	74	(201)	2,261
Commercial mortgage-backed securities (“CMBS”)	1,732	52	(171)	1,613
Asset-backed securities (“ABS”)	2,230	63	(210)	2,083
Redeemable preferred stock	15	1	--	16
Total fixed income securities	$42,668	$3,728	$(862)	$45,534

December 31, 2011
U.S. government and agencies	$2,502	$241	$--	$2,743
Municipal	4,380	426	(114)	4,692
Corporate	28,496	2,234	(326)	30,404
Foreign government	927	142	(1)	1,068
RMBS	2,954	74	(314)	2,714
CMBS	1,862	45	(224)	1,683
ABS	2,345	44	(281)	2,108
Redeemable preferred stock	15	1	--	16
Total fixed income securities	$43,481	$3,207	$(1,260)	$45,428

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of June 30, 2012:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$2,642	$2,681
Due after one year through five years	9,223	9,769
Due after five years through ten years	14,255	15,612
Due after ten years	11,930	13,128
	38,050	41,190
RMBS and ABS	4,618	4,344
Total	$42,668	$45,534

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fixed income securities	$525	$581	$1,046	$1,172
Mortgage loans	85	85	170	173
Equity securities	2	1	3	2
Limited partnership interests (1)	39	11	106	16
Short-term investments	--	--	--	1
Other	29	20	56	23
Investment income, before expense	680	698	1,381	1,387
Investment expense	(30)	(25)	(58)	(52)
Net investment income	$650	$673	$1,323	$1,335

(1) Income from limited partnership interests accounted for under the equity method of accounting (“EMA”) is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fixed income securities	$(6)	$48	$(56)	$65
Mortgage loans	9	(3)	8	(5)
Equity securities	--	16	--	14
Limited partnership interests (1)	2	30	1	52
Derivatives	4	(25)	26	(21)
Other	(2)	6	6	12
Realized capital gains and losses	$7	$72	$(15)	$117

(1) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Impairment write-downs	$(6)	$(42)	$(26)	$(89)
Change in intent write-downs	--	(5)	(16)	(47)
Net other-than-temporary impairment losses recognized in earnings	(6)	(47)	(42)	(136)
Sales	9	112	--	224
Valuation of derivative instruments	(11)	(29)	(3)	(31)
Settlements of derivative instruments	15	4	30	10
EMA limited partnership income	--	32	--	50
Realized capital gains and losses	$7	$72	$(15)	$117

Gross gains of $32 million and $131 million and gross losses of $31 million and $69 million were realized on sales of fixed income securities during the three months ended June 30, 2012 and 2011, respectively.  Gross gains of $77 million and $257 million and gross losses of $97 million and $100 million were realized on sales of fixed income securities during the six months ended June 30, 2012 and 2011, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2012			Six months ended June 30, 2012
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(1)	$--	$(1)	$(14)	$--	$(14)
RMBS	(5)	--	(5)	(17)	(3)	(20)
CMBS	(9)	3	(6)	(15)	3	(12)
Total fixed income securities	(15)	3	(12)	(46)	--	(46)
Mortgage loans	7	--	7	4	--	4
Limited partnership interests	(1)	--	(1)	(2)	--	(2)
Other	--	--	--	2	--	2
Other-than-temporary impairment losses	$(9)	$3	$(6)	$(42)	$--	$(42)

	Three months ended June 30, 2011			Six months ended June 30, 2011
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$--	$(2)	$(2)	$(12)	$(3)	$(15)
Corporate	--	--	--	(4)	1	(3)
RMBS	(22)	(1)	(23)	(58)	(6)	(64)
CMBS	(10)	(3)	(13)	(26)	(7)	(33)
ABS	--	--	--	(6)	2	(4)
Total fixed income securities	(32)	(6)	(38)	(106)	(13)	(119)
Equity securities	--	--	--	(5)	--	(5)
Mortgage loans	(7)	--	(7)	(9)	--	(9)
Limited partnership interests	(1)	--	(1)	(1)	--	(1)
Other	(1)	--	(1)	(2)	--	(2)
Other-than-temporary impairment losses	$(41)	$(6)	$(47)	$(123)	$(13)	$(136)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $127 million and $90 million as of June 30, 2012 and December 31, 2011, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2012	December 31, 2011
Municipal	$(5)	$(5)
Corporate	(6)	(6)
RMBS	(156)	(198)
CMBS	(22)	(19)
ABS	(21)	(21)
Total	$(210)	$(249)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning balance	$(495)	$(593)	$(581)	$(701)
Additional credit loss for securities previously other-than-temporarily impaired	(7)	(25)	(23)	(44)
Additional credit loss for securities not previously other-than-temporarily impaired	(5)	(9)	(7)	(28)
Reduction in credit loss for securities disposed or collected	47	78	151	210
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	--	--	13
Change in credit loss due to accretion of increase in cash flows	--	5	--	6
Ending balance	$(460)	$(544)	$(460)	$(544)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
June 30, 2012	value	Gains	Losses	gains (losses)
Fixed income securities	$45,534	$3,728	$(862)	$2,866
Equity securities	190	47	--	47
Short-term investments	857	--	--	--
Derivative instruments (1)	(11)	--	(11)	(11)
EMA limited partnerships (2)				2
Unrealized net capital gains and losses, pre-tax				2,904
Amounts recognized for:
Insurance reserves (3)				(700)
DAC and DSI (4)				(348)
Amounts recognized				(1,048)
Deferred income taxes				(655)
Unrealized net capital gains and losses, after-tax				$1,201

(1)  Included in the fair value of derivative instruments are $(6) million classified as assets and $5 million classified as liabilities.

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

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the six months ended June 30, 2012 is as follows:

($ in millions)
Fixed income securities	$919
Equity securities	11
Derivative instruments	1
EMA limited partnerships	1
Total	932
Amounts recognized for:
Insurance reserves	(106)
DAC and DSI	(228)
Amounts recognized	(334)
Deferred income taxes	(210)
Increase in unrealized net capital gains and losses	$388

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
June 30, 2012
Fixed income securities
U.S. government and agencies	2	$160	$--	--	$--	$--	$--
Municipal	12	104	(4)	71	526	(81)	(85)
Corporate	118	1,141	(47)	83	991	(148)	(195)
Foreign government	--	--	--	1	1	--	--
RMBS	107	18	--	157	697	(201)	(201)
CMBS	17	109	(3)	68	567	(168)	(171)
ABS	20	231	(19)	89	870	(191)	(210)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities	277	1,763	(73)	469	3,652	(789)	(862)
Equity securities	4	17	--	--	--	--	--
Total fixed income and equity securities	281	$1,780	$(73)	469	$3,652	$(789)	$(862)

Investment grade fixed income securities	216	$1,377	$(43)	271	$2,360	$(395)	$(438)
Below investment grade fixed income securities	61	386	(30)	198	1,292	(394)	(424)
Total fixed income securities	277	$1,763	$(73)	469	$3,652	$(789)	$(862)

December 31, 2011
Fixed income securities
Municipal	8	$67	$(7)	97	$624	$(107)	$(114)
Corporate	226	2,025	(72)	100	1,207	(254)	(326)
Foreign government	7	41	(1)	1	1	--	(1)
RMBS	140	152	(4)	161	809	(310)	(314)
CMBS	42	361	(47)	68	488	(177)	(224)
ABS	32	255	(13)	107	1,010	(268)	(281)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities	456	2,901	(144)	534	4,139	(1,116)	(1,260)
Equity securities	3	35	(2)	--	--	--	(2)
Total fixed income and equity securities	459	$2,936	$(146)	534	$4,139	$(1,116)	$(1,262)

Investment grade fixed income securities	351	$2,439	$(111)	328	$2,869	$(626)	$(737)
Below investment grade fixed income securities	105	462	(33)	206	1,270	(490)	(523)
Total fixed income securities	456	$2,901	$(144)	534	$4,139	$(1,116)	$(1,260)

As of June 30, 2012, $302 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $302 million, $216 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of June 30, 2012, the remaining $560 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $222 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $560 million, $338 million are related to below investment grade fixed income securities.  Of these amounts, $278 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2012.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase.  These wider spreads are largely due to the risk associated with the underlying collateral supporting certain RMBS, CMBS and ABS securities.

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

As of June 30, 2012, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of June 30, 2012, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of June 30, 2012 and December 31, 2011, the carrying value of equity method limited partnerships totaled $1.20 billion and $858 million, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships for the three or six months ended June 30, 2012 and 2011.

As of June 30, 2012 and December 31, 2011, the carrying value for cost method limited partnerships was $607 million and $754 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had write-downs related to cost method limited partnerships of $1 million for both the three months ended June 30, 2012 and 2011, and $2 million and $1 million for the six months ended June 30, 2012 and 2011, respectively.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2012.

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

The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution:

($ in millions)	June 30, 2012			December 31, 2011
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$295	$--	$295	$345	$--	$345
1.0 - 1.25	1,226	--	1,226	1,488	--	1,488
1.26 - 1.50	1,621	18	1,639	1,475	19	1,494
Above 1.50	2,806	128	2,934	2,847	128	2,975
Total non-impaired mortgage loans	$5,948	$146	$6,094	$6,155	$147	$6,302

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2012	December 31, 2011
Impaired mortgage loans with a valuation allowance	$206	$244
Impaired mortgage loans without a valuation allowance	--	--
Total impaired mortgage loans	$206	$244
Valuation allowance on impaired mortgage loans	$48	$63

The average balance of impaired loans was $226 million and $173 million for the six months ended June 30, 2012 and 2011, respectively.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning balance	$60	$73	$63	$84
Net (decrease) increase in valuation allowance	(7)	7	(4)	9
Charge offs	(5)	(12)	(11)	(25)
Ending balance	$48	$68	$48	$68

The carrying value of past due mortgage loans is as follows:

($ in millions)	June 30, 2012	December 31, 2011
Less than 90 days past due	$4	$--
90 days or greater past due	4	43
Total past due	8	43
Current loans	6,292	6,503
Total mortgage loans	$6,300	$6,546

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

Summary of significant valuation techniques for assets and liabilities measured at fair value on a recurring basis

Level 1 measurements

•                  Fixed income securities:  Comprise certain U.S. Treasuries.  Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

•      Equity securities:  Comprise actively traded, exchange-listed equity securities. Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

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

Level 3 measurements

•                  Fixed income securities:

Municipal:  ARS primarily backed by student loans that have become illiquid due to failures in the auction market are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including the anticipated date liquidity will return to the market.  Also included are municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”).  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2012:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2012
Assets
Fixed income securities:
U.S. government and agencies	$1,088	$1,240	$--		$2,328
Municipal	--	4,376	363		4,739
Corporate	--	30,059	1,403		31,462
Foreign government	--	1,032	--		1,032
RMBS	--	2,261	--		2,261
CMBS	--	1,592	21		1,613
ABS	--	1,809	274		2,083
Redeemable preferred stock	--	15	1		16
Total fixed income securities	1,088	42,384	2,062		45,534
Equity securities	136	39	15		190
Short-term investments	222	635	--		857
Other investments:
Free-standing derivatives	--	252	1	$(69)	184
Separate account assets	6,790	--	--		6,790
Other assets	3	--	1		4
Total recurring basis assets	8,239	43,310	2,079	(69)	53,559
Non-recurring basis (1)	--	--	37		37
Total assets at fair value	$8,239	$43,310	$2,116	$(69)	$53,596
% of total assets at fair value	15.4%	80.8%	3.9%	(0.1) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(707)		$(707)
Other liabilities:
Free-standing derivatives	(2)	(107)	(72)	$40	(141)
Total liabilities at fair value	$(2)	$(107)	$(779)	$40	$(848)
% of total liabilities at fair value	0.2%	12.6%	91.9%	(4.7) %	100.0%

(1)           Includes $28 million of mortgage loans, $3 million of limited partnership interests and $6 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements as of June 30, 2012.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
ARS backed by student loans	$ 286	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	34 - 46 months

Derivatives embedded in life and annuity contracts — Equity-indexed and forward starting options	$ (551)	Stochastic cash flow model	Projected option cost	1.5 - 3.5%	3.35%

If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value.  If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of June 30, 2012, Level 3 fair value measurements include $1.62 billion of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

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

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$387	$--	$2	$--	$(10)
Corporate	1,329	2	(6)	77	--
CMBS	20	(1)	2	--	--
ABS	277	16	(1)	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,014	17	(3)	77	(10)
Equity securities	14	--	1	--	--
Other investments:
Free-standing derivatives, net	(70)	(3)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$1,959	$14	$(2)	$77	$(10)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(730)	$16	$--	$--	$--
Total recurring Level 3 liabilities	$(730)	$16	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2012
Assets
Fixed income securities:
Municipal	$--	$(16)	$--	$--	$363
Corporate	25	(20)	--	(4)	1,403
CMBS	--	--	--	--	21
ABS	--	(11)	--	(7)	274
Redeemable preferred stock	1	(1)	--	--	1
Total fixed income securities	26	(48)	--	(11)	2,062
Equity securities	5	(5)	--	--	15
Other investments:
Free-standing derivatives, net	3	--	--	(1)	(71)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$34	$(53)	$--	$(12)	$2,007

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(17)	$24	$(707)
Total recurring Level 3 liabilities	$--	$--	$(17)	$24	$(707)

(1)           The effect to net income totals $30 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $9 million in realized capital gains and losses, $6 million in net investment income, $32 million in interest credited to contractholder funds and $(17) million in contract benefits.

(2)           Comprises $1 million of assets and $72 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$387	$--	$2	$--	$(10)
Corporate	1,319	7	20	133	(10)
RMBS	47	--	--	--	(47)
CMBS	30	(2)	8	--	--
ABS	254	29	12	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,038	34	42	133	(67)
Equity securities	14	--	1	--	--
Other investments:
Free-standing derivatives, net	(88)	12	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$1,965	$46	$43	$133	$(67)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(723)	$(9)	$--	$--	$--
Total recurring Level 3 liabilities	$(723)	$(9)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2012
Assets
Fixed income securities:
Municipal	$--	$(16)	$--	$--	$363
Corporate	44	(74)	--	(36)	1,403
RMBS	--	--	--	--	--
CMBS	--	--	--	(15)	21
ABS	--	(11)	--	(10)	274
Redeemable preferred stock	1	(1)	--	--	1
Total fixed income securities	45	(102)	--	(61)	2,062
Equity securities	5	(5)	--	--	15
Other investments:
Free-standing derivatives, net	6	--	--	(1)	(71)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$56	$(107)	$--	$(62)	$2,007

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(29)	$54	$(707)
Total recurring Level 3 liabilities	$--	$--	$(29)	$54	$(707)

(1)           The effect to net income totals $37 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $35 million in realized capital gains and losses, $12 million in net investment income, $(24) million in interest credited to contractholder funds and $14 million in contract benefits.

(2)           Comprises $1 million of assets and $72 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2011.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$544	$(1)	$9	$--	$(10)
Corporate	1,848	22	8	87	(75)
RMBS	984	(19)	5	--	(54)
CMBS	966	(22)	2	10	(10)
ABS	1,818	11	12	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	6,161	(9)	36	97	(149)
Equity securities	14	--	--	--	--
Other investments:
Free-standing derivatives, net	(64)	(6)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$6,112	$(15)	$36	$97	$(149)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(630)	$(34)	$--	$--	$--
Total recurring Level 3 liabilities	$(630)	$(34)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2011
Assets
Fixed income securities:
Municipal	$--	$(109)	$--	$--	$433
Corporate	20	(341)	--	(2)	1,567
RMBS	--	(38)	--	(31)	847
CMBS	--	(41)	--	(1)	904
ABS	54	(25)	--	(84)	1,786
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	74	(554)	--	(118)	5,538
Equity securities	--	(1)	--	--	13
Other investments:
Free-standing derivatives, net	5	--	--	(2)	(67)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$79	$(555)	$--	$(120)	$5,485

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(13)	$48	$(629)
Total recurring Level 3 liabilities	$--	$--	$(13)	$48	$(629)

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2010	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$601	$--	$15	$--	$(11)
Corporate	1,760	33	18	180	(111)
RMBS	1,189	(57)	76	--	(57)
CMBS	844	(42)	115	65	(10)
ABS	1,974	54	26	--	(95)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	6,369	(12)	250	245	(284)
Equity securities	29	(5)	--	--	(10)
Other investments:
Free-standing derivatives, net	(77)	3	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$6,322	$(14)	$250	$245	$(294)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$(26)	$--	$--	$--
Total recurring Level 3 liabilities	$(653)	$(26)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2011
Assets
Fixed income securities:
Municipal	$10	$(182)	$--	$--	$433
Corporate	55	(360)	--	(8)	1,567
RMBS	--	(222)	--	(82)	847
CMBS	--	(66)	--	(2)	904
ABS	79	(130)	--	(122)	1,786
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	144	(960)	--	(214)	5,538
Equity securities	--	(1)	--	--	13
Other investments:
Free-standing derivatives, net	15	--	--	(8)	(67)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$159	$(961)	$--	$(222)	$5,485

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(27)	$77	$(629)
Total recurring Level 3 liabilities	$--	$--	$(27)	$77	$(629)

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

During the three months ended June 30, 2012, certain U.S. government securities were transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.

During the six months ended June 30, 2011, certain CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three and six months ended June 30, 2012 and 2011 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs have not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three and six months ended June 30, 2012 and 2011 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Assets
Fixed income securities:
Corporate	$1	$6	$9	$10
RMBS	--	(20)	--	(41)
CMBS	(1)	(12)	(1)	(16)
ABS	5	5	18	6
Total fixed income securities	5	(21)	26	(41)
Equity securities	--	--	--	(4)
Other investments:
Free-standing derivatives, net	(4)	(7)	11	(3)
Total recurring Level 3 assets	$1	$(28)	$37	$(48)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$16	$(34)	$(9)	$(26)
Total recurring Level 3 liabilities	$16	$(34)	$(9)	$(26)

The amounts in the table above represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $17 million for the three months ended June 30, 2012 and are reported as follows: $(4) million in realized capital gains and losses, $6 million in net investment income, $32 million in interest credited to contractholder funds and $(17) million in contract benefits.

These gains and losses total $(62) million for the three months ended June 30, 2011 and are reported as follows: $(36) million in realized capital gains and losses, $8 million in net investment income, $(26) million in interest credited to contractholder funds and $(8) million in contract benefits. These gains and losses total $28 million for the six months ended June 30, 2012 and are reported as follows: $26 million in realized capital gains and losses, $12 million in net investment income, $(24) million in interest credited to contractholder funds and $14 million in contract benefits.  These gains and losses total $(74) million for the six months ended June 30, 2011 and are reported as follows: $(61) million in realized capital gains and losses, $13 million in net investment income, $(63) million in interest credited to contractholder funds and $37 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	June 30, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,300	$6,581	$6,546	$6,739
Cost method limited partnerships	607	748	754	882
Bank loans	290	286	299	290
Notes due from related party	275	275	275	235

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

Financial liabilities

($ in millions)	June 30, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$28,663	$29,852	$30,161	$30,468
Notes due to related parties	696	696	700	659
Liability for collateral	425	425	263	263

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of June 30, 2012, the Company pledged $4 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2012.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other investments	$27	n/a	$--	$--	$--
Foreign currency swap agreements	Other investments	85	n/a	(6)	--	(6)
Total		112	n/a	(6)	--	(6)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	6,941	n/a	45	57	(12)
Interest rate swaption agreements	Other investments	250	n/a	--	--	--
Interest rate cap and floor agreements	Other investments	449	n/a	(11)	1	(12)
Financial futures contracts and options	Other assets	--	2	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	150	13,740	171	171	--
Options, futures and warrants	Other assets	--	299	3	3	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	125	n/a	10	10	--
Credit default swaps	Fixed income securities	127	n/a	(55)	--	(55)
Credit default contracts
Credit default swaps – buying protection	Other investments	73	n/a	--	1	(1)
Credit default swaps – selling protection	Other investments	60	n/a	--	--	--
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Total		8,184	14,041	164	244	(80)

Total asset derivatives		$8,296	14,041	$158	$244	$(86)

_________________

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

($ in millions, except number of contracts)	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$66	n/a	$(5)	$2	$(7)
Total		66	n/a	(5)	2	(7)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	1,085	n/a	16	16	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	841	n/a	(7)	--	(7)
Financial futures contracts and options	Other liabilities & accrued expenses	--	630	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	2	14,545	(79)	--	(79)
Foreign currency contracts
Foreign currency forwards and options	Other liabilities & accrued expenses	42	n/a	(1)	--	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	853	n/a	(96)	--	(96)
Guaranteed withdrawal benefits	Contractholder funds	571	n/a	(52)	--	(52)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,756	n/a	(551)	--	(551)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(8)	--	(8)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	228	n/a	4	5	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	305	n/a	(55)	--	(55)
Total		7,768	15,175	(829)	21	(850)

Total liability derivatives		7,834	15,175	(834)	$23	$(857)

Total derivatives		$16,130	29,216	$(676)

_________________

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

_________________

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

_________________

(1)     Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be less than $1 million during the next twelve months.

($ in millions)	Three months ended June 30,		Six months ended June 30,
Effective portion	2012	2011	2012	2011
Gain (loss) recognized in OCI on derivatives during the period	$5	$(5)	$--	$(13)

Loss recognized in OCI on derivatives during the term of the hedging relationship	(11)	(31)	(11)	(31)
Gain reclassified from AOCI into income (net investment income)	--	--	--	1

Loss reclassified from AOCI into income (realized capital gains and losses)	--	--	(1)	--
Ineffective portion and amount excluded from effectiveness testing

Gain recognized in income on derivatives (realized capital gains and losses)	--	--	--	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income

($ in millions)	Three months ended June 30, 2012
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$--	$--	$--	$--	$--
Subtotal	--	--	--	--	--

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	4	--	--	4
Equity and index contracts	--	--	--	(16)	(16)
Embedded derivative financial instruments	--	3	(17)	40	26
Foreign currency contracts	--	(1)	--	--	(1)
Credit default contracts	--	(2)	--	--	(2)
Other contracts	--	--	--	--	--
Subtotal	--	4	(17)	24	11
Total	$--	$4	$(17)	$24	$11

	Six months ended June 30, 2012
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$(1)
Subtotal	(1)	--	--	--	(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	3	--	--	3
Equity and index contracts	--	--	--	37	37
Embedded derivative financial instruments	--	18	14	2	34
Foreign currency contracts	--	(1)	--	--	(1)
Credit default contracts	--	7	--	--	7
Other contracts	--	--	--	2	2
Subtotal	--	27	14	41	82
Total	$(1)	$27	$14	$41	$81

	Three months ended June 30, 2011
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(2)	$--	$--	$--	$(2)
Subtotal	(2)	--	--	--	(2)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(24)	--	--	(24)
Equity and index contracts	--	--	--	8	8
Embedded derivative financial instruments	--	(3)	(8)	9	(2)
Credit default contracts	--	2	--	--	2
Other contracts	--	--	--	3	3
Subtotal	--	(25)	(8)	20	(13)
Total	$(2)	$(25)	$(8)	$20	$(15)

($ in millions)	Six months ended June 30, 2011
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$(8)	$--	$(5)	$(14)
Foreign currency and interest rate contracts	--	--	--	(32)	(32)
Subtotal	(1)	(8)	--	(37)	(46)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(22)	--	--	(22)
Equity and index contracts	--	--	--	46	46
Embedded derivative financial instruments	--	(4)	37	(13)	20
Credit default contracts	--	13	--	--	13
Other contracts	--	--	--	5	5
Subtotal	--	(13)	37	38	62
Total	$(1)	$(21)	$37	$1	$16

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations and Comprehensive Income.

($ in millions)	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments

Three months ended June 30, 2012
Net investment income	$1	$--	$--	$(1)
Total	$1	$--	$--	$(1)

Six months ended June 30, 2012
Net investment income	$2	$--	$--	$(2)
Total	$2	$--	$--	$(2)

Three months ended June 30, 2011
Net investment income	$2	$--	$--	$(2)
Total	$2	$--	$--	$(2)

Six months ended June 30, 2011
Interest credited to contractholder funds	$(7)	$(34)	$41	$--
Net investment income	23	--	--	(23)
Realized capital gains and losses	(8)	--	--	--
Total	$8	$(34)	$41	$(23)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of June 30, 2012, counterparties pledged $53 million in cash and securities to the Company, and the Company pledged $61 million in securities to counterparties which includes $31 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $30 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	June 30, 2012				December 31, 2011
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	--	$--	$--	$--	1	$25	$1	$1
A+	2	1,693	1	1	3	2,936	24	4
A	4	3,768	21	1	2	3,913	14	--
A-	1	46	--	--	2	3,815	25	--
BBB+	1	3,612	17	--	2	57	41	41
Total	8	$9,119	$39	$2	10	$10,746	$105	$46

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

($ in millions)	June 30, 2012	December 31, 2011
Gross liability fair value of contracts containing credit-risk-contingent features	$79	$133
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(42)	(60)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(31)	(72)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$6	$1

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2012
Single name
Investment grade corporate debt	$--	$5	$10	$10	$25	$--
Municipal	25	--	--	--	25	(4)
Subtotal	25	5	10	10	50	(4)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(19)
First-to-default
Municipal	--	100	--	--	100	(31)
Subtotal	--	100	--	65	165	(50)
Index
Investment grade corporate debt	2	40	101	7	150	(1)
Total	$27	$145	$111	$82	$365	$(55)
December 31, 2011
Single name
Investment grade corporate debt	$40	$45	$15	$10	$110	$(1)
High yield debt	--	--	--	2	2	--
Municipal	25	--	--	--	25	(5)
Subtotal	65	45	15	12	137	(6)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(29)
First-to-default
Municipal	--	100	--	--	100	(33)
Subtotal	--	100	--	65	165	(62)
Total	$65	$145	$15	$77	$302	$(68)

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

7.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Direct	$536	$542	$1,071	$1,115
Assumed
Affiliate	29	28	57	56
Non-affiliate	4	5	9	10
Ceded--non-affiliate	(161)	(179)	(328)	(367)
Premiums and contract charges, net of reinsurance	$408	$396	$809	$814

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Direct	$499	$379	$901	$815
Assumed
Affiliate	17	18	35	38
Non-affiliate	5	4	10	8
Ceded--non-affiliate	(133)	(51)	(194)	(129)
Contract benefits, net of reinsurance	$388	$350	$752	$732

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Direct	$360	$408	$734	$818
Assumed
Affiliate	3	2	5	5
Non-affiliate	4	3	6	6
Ceded--non-affiliate	(7)	(6)	(14)	(14)
Interest credited to contractholder funds, net of reinsurance	$360	$407	$731	$815

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

Executive Life Insurance Company of New York (“ELNY”) has been under the jurisdiction of the New York Liquidation Bureau (the “Bureau”) as part of a 1992 court-ordered rehabilitation plan.  ELNY continues to fully pay annuity benefits when due.  The Superintendent of Insurance of the State of New York in conjunction with the New York Attorney General filed a proposed formal plan of liquidation on September 1, 2011 and a court order approving the plan, as amended, was entered on April 16, 2012.  On May 30, 2012, an attorney representing a number of ELNY payees filed a notice, appealing the ELNY Order of Liquidation. Assessments will not begin until the completion of the appeals process.  The current publicly available estimated shortfall from the Bureau is $1.57 billion.  New York law currently contains an aggregate limit on insurer assessments by the guaranty fund, the Life Insurance Corporation of New York, of $558 million, of which approximately $40 million has been used.  The Company’s three-year average market share for New York as of December 31, 2010, based on assessable premiums, was approximately 1.8%.

As of June 30, 2012, the accrued liability for the Company’s estimated aggregate exposure is $10 million, net of state related taxes, which includes $16 million pre-tax for guaranty fund assessments and $3 million pre-tax for participation in an industry sponsored plan to supplement certain ELNY policyholders.  The ultimate cost will depend on the approved court ordered liquidation plan, the level of guaranty fund system participation and the realization of tax benefits.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future state related taxes.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $28 million as of June 30, 2012.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2012.

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

9.  Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2012			2011
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains arising during the period, net of related offsets	$242	$(85)	$157	$295	$(103)	$192
Less: reclassification adjustment of realized capital gains and losses	(5)	2	(3)	95	(33)	62
Unrealized net capital gains and losses	247	(87)	160	200	(70)	130
Unrealized foreign currency translation adjustments	5	(2)	3	3	(1)	2
Other comprehensive income	$252	$(89)	163	$203	$(71)	132
Net income			98			135
Comprehensive income			$261			$267

	Six months ended June 30,
	2012			2011
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains arising during the period, net of related offsets	$542	$(190)	$352	$486	$(169)	$317
Less: reclassification adjustment of realized capital gains and losses	(56)	20	(36)	124	(43)	81
Unrealized net capital gains and losses	598	(210)	388	362	(126)	236
Unrealized foreign currency translation adjustments	3	(1)	2	3	(1)	2
Other comprehensive income	$601	$(211)	390	$365	$(127)	238
Net income			181			226
Comprehensive income			$571			$464

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and of cash flows for the six-month periods ended June 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2011, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2012 (which report includes an explanatory paragraph relating to a change in the Company’s recognition and presentation for other-than-temporary impairments of debt securities in 2009 and dated May 4, 2012 as to the effects of the retrospective adoption of a change in accounting for costs associated with acquiring or renewing insurance contracts), we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

August 6, 2012

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we,” “our,” “us,” or the “Company”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2011 and Current Report on Form 8-K filed May 4, 2012.  We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

OPERATIONS HIGHLIGHTS

•                  Net income was $98 million and $181 million in the second quarter and first six months of 2012, respectively, compared to $135 million and $226 million in the second quarter and first six months of 2011, respectively.

•                  Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $389 million in the second quarter of 2012, an increase of 4.3% from the prior year period, and $772 million in the first six months of 2012, an increase of 4.5% from the prior year period.

•                  Investments totaled $56.61 billion as of June 30, 2012, reflecting an increase in carrying value of $336 million from $56.28 billion as of December 31, 2011.  Net investment income decreased 3.4% to $650 million in the second quarter of 2012 and 0.9% to $1.32 billion in the first six months of 2012 from $673 million and $1.34 billion in the second quarter and first six months of 2011, respectively.

•                  Net realized capital gains totaled $7 million in the second quarter of 2012 compared to $72 million in the second quarter of 2011.  Net realized capital losses totaled $15 million in the first six months of 2012 compared to net realized capital gains of $117 million in the first six months of 2011.

•                  Contractholder funds totaled $40.16 billion as of June 30, 2012, reflecting decreases of $1.51 billion from $41.67 billion as of December 31, 2011 and $3.34 billion from $43.49 billion as of June 30, 2011.

OPERATIONS

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Premiums	$152	$145	$298	$316
Contract charges	256	251	511	498
Net investment income	650	673	1,323	1,335
Realized capital gains and losses	7	72	(15)	117
Total revenues	1,065	1,141	2,117	2,266

Costs and expenses
Contract benefits	(388)	(350)	(752)	(732)
Interest credited to contractholder funds	(360)	(407)	(731)	(815)
Amortization of DAC	(59)	(76)	(140)	(179)
Operating costs and expenses	(109)	(99)	(221)	(194)
Restructuring and related charges	--	--	--	2
Interest expense	(11)	(11)	(22)	(22)
Total costs and expenses	(927)	(943)	(1,866)	(1,940)

Gain on disposition of operations	3	4	6	9
Income tax expense	(43)	(67)	(76)	(109)
Net income	$98	$135	$181	$226

Investments as of June 30			$56,613	$57,729

Net income was $98 million in the second quarter of 2012 compared to $135 million in the same period of 2011.  The $37 million decrease was primarily due to lower net realized capital gains, higher contract benefits and lower net investment income, partially offset by decreased interest credited to contractholder funds.

Net income was $181 million in the first six months of 2012 compared to $226 million in the first six months of 2011.  The $45 million decrease was primarily due to net realized capital losses in the current year compared to net realized capital gains in the prior year, partially offset by decreased interest credited to contractholder funds and lower amortization of DAC.

Analysis of revenues   Total revenues decreased 6.7% or $76 million in the second quarter of 2012 compared to the same period of 2011 due to lower net realized capital gains and lower net investment income.  Total revenues decreased 6.6% or $149 million in the first six months of 2012 compared to the same period of 2011 due to net realized capital losses in the current year compared to net realized capital gains in the prior year and lower premiums.

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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Underwritten products
Traditional life insurance premiums	$114	$105	$223	$209
Accident and health insurance premiums	24	25	49	49
Interest-sensitive life insurance contract charges	251	243	500	481
Subtotal	389	373	772	739

Annuities
Immediate annuities with life contingencies premiums	14	15	26	58
Other fixed annuity contract charges	5	8	11	17
Subtotal	19	23	37	75

Premiums and contract charges (1)	$408	$396	$809	$814

_________________

(1)   Contract charges related to the cost of insurance totaled $168 million and $159 million in the second quarter of 2012 and 2011, respectively, and $336 million and $319 million in the first six months of 2012 and 2011, respectively.

Total premiums and contract charges increased 3.0% in the second quarter of 2012 compared to the same period of 2011 primarily due to increased traditional life insurance premiums due to higher sales through Allstate agencies and lower reinsurance premiums ceded, and higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders and lower reinsurance ceded.  Total premiums and contract charges decreased 0.6% in the first six months of 2012 compared to the same period of 2011 due to lower sales of immediate annuities with life contingencies, partially offset by higher contract charges on interest-sensitive life insurance products and increased traditional life insurance premiums.  Sales of immediate annuities with life contingencies fluctuate with changes in our pricing competitiveness relative to other insurers.

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Contractholder funds, beginning balance	$40,936	$45,148	$41,669	$46,458

Deposits
Fixed annuities	184	142	337	306
Interest-sensitive life insurance	309	292	617	600
Total deposits	493	434	954	906

Interest credited	363	404	735	804

Maturities, benefits, withdrawals and other adjustments
Maturities of and interest payments on institutional products	(88)	(306)	(89)	(793)
Benefits	(329)	(366)	(683)	(736)
Surrenders and partial withdrawals	(944)	(1,509)	(1,882)	(2,524)
Contract charges	(247)	(239)	(493)	(474)
Net transfers from separate accounts	2	3	4	6
Fair value hedge adjustments for institutional products	--	--	--	(34)
Other adjustments (1)	(29)	(77)	(58)	(121)
Total maturities, benefits, withdrawals and other adjustments	(1,635)	(2,494)	(3,201)	(4,676)
Contractholder funds, ending balance	$40,157	$43,492	$40,157	$43,492

_________________

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

Contractholder funds decreased 1.9% and 3.6% in the second quarter and first six months of 2012, respectively, compared to decreases of 3.7% and 6.4% in the second quarter and first six months of 2011, respectively, reflecting our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 8.5% and 9.0% in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011.

Contractholder deposits increased 13.6% and 5.3% in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011 due to increased fixed annuity deposits due to new equity-indexed annuity products launched in second quarter 2012.

Maturities of and interest payments on institutional products decreased 71.2% to $88 million in the second quarter of 2012 and 88.8% to $89 million in the first six months of 2012 from $306 million and $793 million in the same periods of 2011, respectively, reflecting the continuing decline in these obligations.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 37.4% to $944 million in the second quarter of 2012 and 25.4% to $1.88 billion in the first six months of 2012 from $1.51 billion and $2.52 billion in the second quarter and first six months of 2011, respectively.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.9% in the first six months of 2012 compared to 13.1% in the same period of 2011.

Analysis of costs and expenses   Total costs and expenses decreased 1.7% or $16 million in the second quarter of 2012 and 3.8% or $74 million in the first six months of 2012 compared to the same periods of 2011 primarily due to lower interest credited to contractholder funds and amortization of DAC.

Contract benefits increased 10.9% or $38 million in the second quarter of 2012 and 2.7% or $20 million in the first six months of 2012 compared to the same periods of 2011 primarily due to worse mortality experience on life insurance and immediate annuities with life contingencies.  The increase in the first six months of 2012 was partially offset by lower sales of immediate annuities with life contingencies.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $136 million and $270 million in the second quarter and first six months of 2012, respectively, compared to $135 million and $270 million in the second quarter and first six months of 2011, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Life insurance	$83	$94	$171	$184
Accident and health insurance	6	3	14	9
Annuities	(21)	(8)	(33)	(20)
Total benefit spread	$68	$89	$152	$173

Benefit spread decreased 23.6% or $21 million in the second quarter of 2012 and 12.1% or $21 million in the first six months of 2012 compared to the same periods of 2011.  The decrease in both periods was primarily due to worse mortality experience on life insurance and annuities, partially offset by higher cost of insurance contract charges on interest-sensitive life insurance and lower reinsurance premiums ceded on life insurance.

Interest credited to contractholder funds decreased 11.5% or $47 million in the second quarter of 2012 and 10.3% or $84 million in the first six months of 2012 compared to the same periods of 2011 primarily due to lower average contractholder funds and lower interest crediting rates on deferred fixed annuities, interest-sensitive life insurance and immediate fixed annuities.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $4 million and $14 million in the second quarter and first six months of 2012, respectively, compared to a $4 million increase and an $8 million decrease in the second quarter and first six months of 2011, respectively.  Amortization of deferred sales inducement costs was $1 million and $2 million in the second quarter and first six months of 2012, respectively, compared to $5 million and $15 million in the second quarter and first six months of 2011, respectively.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Annuities and institutional products	$66	$51	$152	$99
Life insurance	21	15	39	28
Accident and health insurance	3	3	6	5
Net investment income on investments supporting capital	64	62	125	118
Total investment spread	$154	$131	$322	$250

Investment spread increased 17.6% or $23 million in the second quarter of 2012 and 28.8% or $72 million in the first six months of 2012 compared to the same periods of 2011 due to income from limited partnerships and lower crediting rates, partially offset by lower yields on fixed income securities and the continued managed reduction in our spread-based business in force.  Also contributing to the increase in the first six months of 2012 was the termination of interest rate swaps in first quarter 2011.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2012	2011	2012	2011	2012	2011
Interest-sensitive life insurance	5.3%	5.4%	4.0%	4.2%	1.3%	1.2%
Deferred fixed annuities and institutional products	4.6	4.6	3.2	3.3	1.4	1.3
Immediate fixed annuities with and without life contingencies	6.9	6.4	6.2	6.3	0.7	0.1
Investments supporting capital, traditional life and other products	4.2	4.0	n/a	n/a	n/a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2012	2011	2012	2011	2012	2011
Interest-sensitive life insurance	5.4%	5.4%	4.1%	4.2%	1.3%	1.2%
Deferred fixed annuities and institutional products	4.6	4.6	3.2	3.3	1.4	1.3
Immediate fixed annuities with and without life contingencies	7.3	6.3	6.1	6.3	1.2	--
Investments supporting capital, traditional life and other products	4.1	3.9	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	June 30,
	2012	2011
Immediate fixed annuities with life contingencies	$8,865	$8,763
Other life contingent contracts and other	5,021	4,241
Reserve for life-contingent contract benefits	$13,886	$13,004

Interest-sensitive life insurance	$10,268	$10,097
Deferred fixed annuities	23,710	27,234
Immediate fixed annuities without life contingencies	3,838	3,779
Institutional products	1,850	1,915
Other	491	467
Contractholder funds	$40,157	$43,492

Amortization of DAC decreased 22.4% or $17 million in the second quarter of 2012 and 21.8% or $39 million in the first six months of 2012 compared to the same periods of 2011.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$58	$70	$124	$134
Amortization relating to realized capital gains and losses(1) and valuation changes on embedded derivatives that are not hedged	1	6	16	36
Amortization acceleration for changes in assumptions (“DAC unlocking”)	--	--	--	9
Total amortization of DAC	$59	$76	$140	$179

_____________________

(1)    The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease in amortization of DAC in the second quarter and first six months of 2012 compared to the same periods of 2011 was primarily due to decreased amortization on fixed annuity products due to the DAC balance for contracts issued prior to 2010 being fully amortized and decreased amortization relating to realized capital gains and losses.  In 2012, we plan to complete our annual comprehensive DAC review in the third quarter.

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

Operating costs and expenses increased 10.1% or $10 million in the second quarter of 2012 and 13.9% or $27 million in the first six months of 2012 compared to the same periods of 2011.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Non-deferrable commissions	$9	$8	$17	$19
General and administrative expenses	90	81	184	154
Taxes, licenses and fees	10	10	20	21
Total operating costs and expenses	$109	$99	$221	$194

Restructuring and related charges	$--	$--	$--	$(2)

General and administrative expenses increased 11.1% or $9 million in the second quarter of 2012 and 19.5% or $30 million in the first six months of 2012 compared to the same periods of 2011 primarily due to higher employee related costs, lower reinsurance expense allowances and higher marketing costs.  The increase in the first six months of 2012 also is due to reduced insurance department assessments in the prior year.

INVESTMENTS HIGHLIGHTS

•               Investments totaled $56.61 billion as of June 30, 2012, an increase of 0.6% from $56.28 billion as of December 31, 2011.

•               Unrealized net capital gains totaled $2.90 billion as of June 30, 2012, increasing from $1.97 billion as of December 31, 2011.

•               Net investment income was $650 million in the second quarter of 2012, a decrease of 3.4% from $673 million in the second quarter of 2011, and $1.32 billion in the first six months of 2012, a decrease of 0.9% from $1.34 billion in the first six months of 2011.

•               Net realized capital gains were $7 million in the second quarter of 2012 compared to $72 million in the second quarter of 2011, and net realized capital losses of $15 million in the first six months of 2012 compared to net realized capital gains of $117 million in the first six months of 2011.

INVESTMENTS

The composition of the investment portfolio as of June 30, 2012 is presented in the table below.

($ in millions)	Investments	Percent to total
Fixed income securities (1)	$45,534	80.4%
Mortgage loans	6,300	11.1
Equity securities (2)	190	0.3
Limited partnership interests (3)	1,806	3.2
Short-term (4)	857	1.5
Policy loans	829	1.5
Other	1,097	2.0
Total	$56,613	100.0%

______________________

(1)    Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $42.67 billion.

(2)    Equity securities are carried at fair value.  Cost basis for these securities was $143 million.

(3)    We have commitments to invest in additional limited partnership interests totaling $714 million.

(4)    Short-term investments are carried at fair value.  Amortized cost basis for these investments was $857 million.

Total investments increased to $56.61 billion as of June 30, 2012, from $56.28 billion as of December 31, 2011, primarily due to higher valuations of fixed income securities, partially offset by net reductions in contractholder funds of $1.51 billion.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically referenced as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation of fixed income securities for the six months ended June 30, 2012 was due to decreasing risk-free interest rates and tightening credit spreads.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of June 30, 2012	Percent to total investments	Fair value as of December 31, 2011	Percent to total investments
U.S. government and agencies	$2,328	4.1%	$2,743	4.9%
Municipal	4,739	8.4	4,692	8.3
Corporate	31,462	55.6	30,404	54.0
Foreign government	1,032	1.8	1,068	1.9
Residential mortgage-backed securities (“RMBS”)	2,261	4.0	2,714	4.8
Commercial mortgage-backed securities (“CMBS”)	1,613	2.8	1,683	3.0
Asset-backed securities (“ABS”)	2,083	3.7	2,108	3.8
Redeemable preferred stock	16	--	16	--
Total fixed income securities	$45,534	80.4%	$45,428	80.7%

As of June 30, 2012, 92.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of June 30, 2012.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$2,328	$265	$--	$--	$--	$--

Municipal
Tax exempt	--	--	26	--	--	--
Taxable	227	32	2,749	398	1,021	111
Auction rate securities (“ARS”)	107	(9)	136	(21)	12	(2)

Corporate
Public	686	56	1,512	136	7,829	764
Privately placed	584	47	1,086	88	3,321	314

Foreign government	402	98	98	6	261	23

RMBS
U.S. government sponsored entities (“U.S. Agency”)	961	48	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	117	3	25	1	142	2
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	3	--	59	1
Subprime residential mortgage-backed securities (“Subprime”)	--	--	23	(4)	34	(7)

CMBS	804	39	170	3	181	(12)

ABS
Collateralized debt obligations (“CDO”)	127	1	618	(17)	276	(54)
Consumer and other asset-backed securities (“Consumer and other ABS”)	357	13	112	3	111	2

Redeemable preferred stock	--	--	1	--	--	--

Total fixed income securities	$6,700	$593	$6,559	$593	$13,247	$1,142

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$--	$--	$--	$--	$2,328	$265

Municipal
Tax exempt	1	--	--	--	27	--
Taxable	339	(13)	90	(8)	4,426	520
ARS	14	(2)	17	(4)	286	(38)

Corporate
Public	8,534	660	1,292	35	19,853	1,651
Privately placed	5,695	246	923	8	11,609	703

Foreign government	271	30	--	--	1,032	157

RMBS
U.S. Agency	--	--	--	--	961	48
Prime	22	1	205	1	511	8
Alt-A	45	--	226	(30)	333	(29)
Subprime	29	(8)	370	(135)	456	(154)

CMBS	213	(41)	245	(108)	1,613	(119)

ABS
CDO	152	(44)	267	(50)	1,440	(164)
Consumer and other ABS	52	2	11	(3)	643	17

Redeemable preferred stock	15	1	--	--	16	1

Total fixed income securities	$15,382	$832	$3,646	$(294)	$45,534	$2,866

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $4.74 billion as of June 30, 2012 with an unrealized net capital gain of $482 million.  The municipal bond portfolio includes general obligations of state and local issuers, revenue bonds (including pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

Corporate bonds, including publicly traded and privately placed, totaled $31.46 billion as of June 30, 2012 with an unrealized net capital gain of $2.35 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $2.26 billion, with 64.6% rated investment grade, as of June 30, 2012.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with the U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  The unrealized net capital loss of $127 million as of June 30, 2012 was the result of wider credit spreads than at initial purchase on the non-U.S. Agency portion of our RMBS portfolio.  Wider spreads are largely due to the risk associated with the underlying collateral supporting certain RMBS securities.  The following table shows our RMBS portfolio as of June 30, 2012 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$–	$–	$120	$3	$42	$2	$–	$–	$162	$5
2009	139	5	31	–	6	–	–	–	176	5
2008	145	8	–	–	–	–	–	–	145	8
2007	44	2	88	6	22	(7)	150	(52)	304	(51)
2006	50	3	66	–	76	(10)	69	(16)	261	(23)
2005	183	7	74	(3)	80	(7)	129	(51)	466	(54)
Pre-2005	400	23	132	2	107	(7)	108	(35)	747	(17)
Total	$961	$48	$511	$8	$333	$(29)	$456	$(154)	$2,261	$(127)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $312 million and $144 million of first lien and second lien securities, respectively.

CMBS totaled $1.61 billion, with 84.8% rated investment grade, as of June 30, 2012.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 96.6% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio as of June 30, 2012 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$278	$(8)
2006	513	(93)
2005	241	(29)
Pre-2005	581	11
Total CMBS	$1,613	$(119)

The unrealized net capital loss of $119 million as of June 30, 2012 on our CMBS portfolio was the result of wider credit spreads than at initial purchase in our 2005-2007 vintage year CMBS.  Wider spreads are largely due to the risk associated with the underlying collateral supporting these CMBS securities.

ABS, including CDO and Consumer and other ABS, totaled $2.08 billion, with 86.7% rated investment grade, as of June 30, 2012.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $147 million as of June 30, 2012 on our ABS portfolio was primarily the result of wider credit spreads than at initial purchase.

CDO totaled $1.44 billion, with 81.5% rated investment grade, as of June 30, 2012.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.14 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $67 million.  Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans.  The underlying collateral is generally actively managed by external managers that monitor the collateral’s performance and is well diversified across industries and among issuers.  The remaining $299 million of securities consisted of synthetic CDO, trust preferred CDO, market value CDO, project finance CDO and collateralized bond obligations with unrealized losses of $97 million.

Consumer and other ABS totaled $643 million, with 98.3% rated investment grade, as of June 30, 2012.  Consumer and other ABS consists of $201 million of consumer auto and $442 million of other ABS with unrealized gains of $1 million and $16 million, respectively.

Mortgage loans  Our mortgage loan portfolio totaled $6.30 billion as of June 30, 2012, compared to $6.55 billion as of December 31, 2011, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.

For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of June 30, 2012.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$467	$140	$--	$–	$607
Equity method of accounting (“EMA”)	654	206	--	339	1,199
Total	$1,121	$346	$--	$339	$1,806

Number of managers	87	27	1	11
Number of individual funds	141	51	2	20
Largest exposure to single fund	$44	$22	$–	$29

The following table shows the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended June 30,
	2012				2011
	Cost	EMA (1)	Total income	Impairment write-downs	Cost	EMA (1)	Total income	Impairment write-downs
Private equity/debt funds	$11	$27	$38	$1	$11	$23	$34	$(1)
Real estate funds	1	3	4	(2)	--	10	10	--
Hedge funds	--	--	--	--	--	--	--	--
Tax credit funds	--	(3)	(3)	--	--	(1)	(1)	--
Total	$12	$27	$39	$(1)	$11	$32	$43	$(1)

	Six months ended June 30,
	2012				2011
	Cost	EMA (1)	Total income	Impairment write-downs	Cost	EMA (1)	Total income	Impairment write-downs
Private equity/debt funds	$18	$70	$88	$--	$16	$35	$51	$(1)
Real estate funds	1	22	23	(2)	--	16	16	--
Hedge funds	--	--	--	--	--	--	--	--
Tax credit funds	--	(5)	(5)	--	--	(1)	(1)	--
Total	$19	$87	$106	$(2)	$16	$50	$66	$(1)

(1)    Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Limited partnership interests, excluding impairment write-downs, produced income of $39 million and $106 million in the three months and six months ended June 30, 2012, respectively, compared to $43 million and $66 million in the three months and six months ended June 30, 2011, respectively.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $2.90 billion as of June 30, 2012 compared to $1.97 billion as of December 31, 2011.  The increase from December 31, 2011 was due to decreasing risk-free interest rates and tightening credit spreads.  The following table presents unrealized net capital gains and losses.

($ in millions)	June 30, 2012	December 31, 2011
U.S. government and agencies	$265	$241
Municipal	482	312
Corporate	2,354	1,908
Foreign government	157	141
RMBS	(127)	(240)
CMBS	(119)	(179)
ABS	(147)	(237)
Redeemable preferred stock	1	1
Fixed income securities (1)	2,866	1,947
Equity securities	47	36
EMA limited partnerships	2	1
Derivatives	(11)	(12)
Unrealized net capital gains and losses, pre-tax	$2,904	$1,972

(1)    Unrealized net capital gains and losses for fixed income securities as of June 30, 2012 and December 31, 2011 comprise $(83) million and $(159) million, respectively, related to unrealized net capital losses on fixed income securities with other-than-temporary impairment and $2.95 billion and $2.11 billion, respectively, related to other unrealized net capital gains and losses.

The unrealized net capital gains for the fixed income portfolio totaled $2.87 billion and comprised $3.73 billion of gross unrealized gains and $862 million of gross unrealized losses as of June 30, 2012.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $1.95 billion, comprised of $3.21 billion of gross unrealized gains and $1.26 billion of gross unrealized losses as of December 31, 2011.

Gross unrealized gains and losses on fixed income securities by type and sector as of June 30, 2012 are provided in the table below.

($ in millions)	Par	Amortized	Gross unrealized		Fair	Amortized cost as a percent of	Fair value as a percent of
	value (1)	cost	Gains	Losses	value	par value (2)	par value (2)

Corporate:
Banking	$2,106	$2,102	$88	$(89)	$2,101	99.8%	99.8%
Utilities	6,142	6,144	693	(25)	6,812	100.0	110.9
Financial services	1,964	1,972	142	(21)	2,093	100.4	106.6
Capital goods	3,514	3,526	344	(19)	3,851	100.3	109.6
Transportation	1,517	1,518	159	(12)	1,665	100.1	109.8
Consumer goods (cyclical and non-cyclical)	5,580	5,634	472	(9)	6,097	101.0	109.3
Communications	1,878	1,887	153	(7)	2,033	100.5	108.3
Basic industry	1,776	1,782	119	(5)	1,896	100.3	106.8
Energy	2,484	2,505	217	(2)	2,720	100.8	109.5
Technology	1,160	1,178	95	--	1,273	101.6	109.7
Other	952	860	67	(6)	921	90.3	96.7
Total corporate fixed income portfolio	29,073	29,108	2,549	(195)	31,462	100.1	108.2

U.S. government and agencies	2,441	2,063	265	--	2,328	84.5	95.4
Municipal	5,795	4,257	567	(85)	4,739	73.5	81.8
Foreign government	989	875	157	--	1,032	88.5	104.3
RMBS	2,705	2,388	74	(201)	2,261	88.3	83.6
CMBS	1,806	1,732	52	(171)	1,613	95.9	89.3
ABS	2,406	2,230	63	(210)	2,083	92.7	86.6
Redeemable preferred stock	15	15	1	--	16	100.0	106.7
Total fixed income securities	$45,230	$42,668	$3,728	$(862)	$45,534	94.3	100.7

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $488 million, $947 million, $2.31 billion and $382 million, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.5% for corporates, 101.8% for U.S. government and agencies, 99.0% for municipals and 102.3% for foreign governments.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 108.6% for corporates, 106.9% for U.S. government and agencies, 111.4% for municipals and 113.5% for foreign governments.

The banking, utilities and financial services sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2012.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $47 million, comprising all gross unrealized gains as of June 30, 2012.  This is compared to an unrealized net capital gain for the equity portfolio totaling $36 million, comprised of $38 million of gross unrealized gains and $2 million of gross unrealized losses as of December 31, 2011.

As of June 30, 2012, the total fair value of our direct investments in fixed income and equity securities in the Eurozone (European Union member states using the Euro currency) is $1.12 billion, with net unrealized capital gains of $34 million, comprised of $67 million of gross unrealized gains and $33 million of gross unrealized losses.  The following table summarizes our total direct exposure related to the Eurozone and the “GIIPS” group of countries, including Greece, Ireland, Italy, Portugal and Spain.  As of June 30, 2012, we do not have any direct exposure to Greece.

($ in millions)	Banking		Corporate		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
GIIPS
Fixed income securities	$15	$(7)	$380	$(22)	$395	$(29)
Total	15	(7)	380	(22)	395	(29)

Eurozone non-GIIPS
Fixed income securities	116	(4)	592	--	708	(4)
Equity securities	--	--	21	--	21	--
Total	116	(4)	613	--	729	(4)
Total Eurozone	$131	$(11)	$993	$(22)	$1,124	$(33)

We have no sovereign debt investments in the Eurozone.  Other direct exposure to investments in fixed income securities in European Union (“EU”) member states that do not use the Euro currency is $1.54 billion, with net unrealized capital gains of $103 million.  Remaining direct exposure to non-EU countries total $564 million, with net unrealized capital gains of $43 million.  The large majority of these investments are in multinational public companies with global revenue sources that are well diversified across region and sector, including a higher allocation to capital goods, energy, communications and other non-cyclical consumer goods sectors.  We also have additional indirect and diversified exposures through investments in multinational equity funds and limited partnership interests that invest in Europe.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position as of June 30, 2012 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

The following table summarizes the fair value and gross unrealized losses of fixed income securities in a gross unrealized loss position by type and investment grade classification as of June 30, 2012.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$160	$--	$--	$--	$160	$--
Municipal	569	(72)	61	(13)	630	(85)
Corporate	1,570	(156)	562	(39)	2,132	(195)
Foreign government	1	--	--	--	1	--
RMBS	127	(21)	588	(180)	715	(201)
CMBS	442	(59)	234	(112)	676	(171)
ABS	868	(130)	233	(80)	1,101	(210)
Total	$3,737	$(438)	$1,678	$(424)	$5,415	$(862)

We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from higher risk premiums since the time of initial purchase.  Wider spreads are largely due to the risk associated with the underlying collateral supporting certain residential and commercial mortgage-backed securities and macroeconomic conditions impacting certain sectors or asset classes.  Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a low risk of default.  Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher risk of default.  As of June 30, 2012, 33% of our below investment grade gross unrealized losses related to Subprime RMBS.

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

The non-credit-related unrealized losses for our structured securities, including our below investment grade Subprime, are heavily influenced by risk factors other than those related to our best estimate of future cash flows.  The difference between these securities’ original or current effective rates and the yields implied by their fair value indicates that a higher risk premium is included in the valuation of these securities than existed at purchase.  This risk premium represents the return that a market participant requires as compensation to assume the risk associated with the uncertainties regarding the future performance of the underlying collateral.  The risk premium is comprised of: default risk, which reflects the probability of default and the uncertainty related to collection of contractual principal and interest; liquidity risk, which reflects the risk associated with exiting the investment in an illiquid market, both in terms of timeliness and cost; and volatility risk, which reflects the potential valuation volatility during an investor’s holding period.  Other factors reflected in the risk premium include the costs associated with underwriting, monitoring and holding these types of complex securities.  Certain aspects of the default risk are included in the development of our best estimate of future cash flows, as appropriate.  Other aspects of the risk premium are considered to be temporary in nature and are expected to reverse over the remaining lives of the securities as future cash flows are received.

Other-than-temporary impairment assessment for below investment grade Subprime RMBS

As of June 30, 2012, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $337 million, a decrease of 9.7% compared to $373 million as of December 31, 2011, primarily due to sales.  As of June 30, 2012, gross unrealized losses for our below investment grade Subprime portfolio totaled $138 million, an improvement of 31.0% compared to $200 million as of December 31, 2011, due to sales, increased valuations, impairment write-downs and principal collections, partially offset by the downgrade of certain securities to below investment grade.  For our below investment grade Subprime with gross unrealized gains totaling $3 million, we have recognized cumulative write-downs in earnings totaling $69 million as of June 30, 2012.

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

We then analyze the actual cumulative collateral losses incurred to date by the securitization trust, our projected additional collateral losses expected to be incurred and the position of the class of securities we own in the securitization trust relative to the trust’s other classes to determine whether any of the collateral losses will be applied to our class.  If our class has remaining credit enhancement sufficient to withstand the projected additional collateral losses, no collateral losses will be realized by our class and we expect to collect all contractual principal and interest of the security we own.  Remaining credit enhancement is measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security we own and (ii) the expected impact of other structural features embedded in the securitization trust that could have an impact on our class, such as overcollateralization and excess spread.

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

($ in millions)	June 30, 2012
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	16.7%	16.8%	16.8%	4.9%	8.7%	6.2%	6.7%	n/a
Projected additional collateral losses to be incurred (2)	40.7%	36.5%	36.6%	26.5%	38.5%	33.9%	34.0%	n/a
Class-level
Average remaining credit enhancement (3)	23.1%	13.5%	14.0%	38.9%	50.6%	43.2%	44.8%	n/a
Security-specific
Number of positions	2	36	38	7	7	14	28	66
Par value	$16	$352	$368	$23	$42	$71	$136	$504
Amortized cost	$11	$234	$245	$23	$42	$71	$136	$381
Fair value	$8	$172	$180	$19	$24	$44	$87	$267
Gross unrealized losses
Total	$(3)	$(62)	$(65)	$(4)	$(18)	$(27)	$(49)	$(114)
Over 24 months (4)	$(3)	$(62)	$(65)	$(4)	$(18)	$(27)	$(49)	$(114)
Cumulative write-downs recognized	$(5)	$(111)	$(116)	$--	$--	$--	$--	$(116)
Principal payments received during the period								$11

	December 31, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	16.3%	17.4%	17.4%	3.3%	7.4%	11.0%	7.5%	n/a
Projected additional collateral losses to be incurred	39.9%	40.7%	40.7%	30.1%	33.8%	39.2%	34.7%	n/a
Class-level
Average remaining credit enhancement	22.2%	16.4%	16.8%	44.5%	48.4%	47.6%	47.0%	n/a
Security-specific
Number of positions	4	48	52	6	11	17	34	86
Par value	$28	$452	$480	$47	$60	$59	$166	$646
Amortized cost	$21	$285	$306	$47	$60	$59	$166	$472
Fair value	$15	$186	$201	$34	$33	$32	$99	$300
Gross unrealized losses
Total	$(6)	$(99)	$(105)	$(13)	$(27)	$(27)	$(67)	$(172)
Over 24 months (4)	$(6)	$(98)	$(104)	$(13)	$(27)	$(27)	$(67)	$(171)
Cumulative write-downs recognized	$(7)	$(162)	$(169)	$--	$--	$--	$--	$(169)
Principal payments received during the period								$34

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $7 million as of June 30, 2012.

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

(4) As of June 30, 2012, $34 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $43 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to

20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2011, $68 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $54 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

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

As of June 30, 2012, our Subprime securities that are reliably insured include eight below investment grade Subprime securities with a total fair value of $70 million and aggregate gross unrealized losses of $24 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.  As of December 31, 2011, our Subprime securities that are reliably insured included eight below investment grade Subprime securities with a total fair value of $73 million and aggregate gross unrealized losses of $28 million.

As of June 30, 2012, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 6.7%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 49.7% and a projected weighted average loss severity of 69.0%, which resulted in projected additional collateral losses of 34.0%.  As the average remaining credit enhancement for these securities of 44.8% exceeds the projected additional collateral losses of 34.0%, these securities have not been impaired.

As of June 30, 2012, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 16.8%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 51.0% and a projected weighted average loss severity of 73.7%, which resulted in projected additional collateral losses of 36.6%.  As the average remaining credit enhancement for these securities of 14.0% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 69.6% and exceeded these securities’ current average amortized cost as a percentage of par of 66.5%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of June 30, 2012, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Net investment income The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fixed income securities	$525	$581	$1,046	$1,172
Mortgage loans	85	85	170	173
Equity securities	2	1	3	2
Limited partnership interests (1)	39	11	106	16
Short-term investments	--	--	--	1
Other	29	20	56	23
Investment income, before expense	680	698	1,381	1,387
Investment expense	(30)	(25)	(58)	(52)
Net investment income	$650	$673	$1,323	$1,335

(1)  Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Net investment income decreased 3.4% or $23 million in the second quarter of 2012 and 0.9% or $12 million in the first six months of 2012 compared to the same periods of 2011, primarily due to lower average investment balances and lower yields on fixed income securities, partially offset by income from limited partnerships.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Impairment write-downs	$(6)	$(42)	$(26)	$(89)
Change in intent write-downs	--	(5)	(16)	(47)
Net other-than-temporary impairment losses recognized in earnings	(6)	(47)	(42)	(136)
Sales	9	112	--	224
Valuation of derivative instruments	(11)	(29)	(3)	(31)
Settlements of derivative instruments	15	4	30	10
EMA limited partnership income (1)	--	32	--	50
Realized capital gains and losses, pre-tax	7	72	(15)	117
Income tax (expense) benefit	(2)	(27)	5	(42)
Realized capital gains and losses, after-tax	$5	$45	$(10)	$75

(1) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fixed income securities	$(12)	$(33)	$(30)	$(72)
Mortgage loans	7	(7)	4	(9)
Equity securities	--	--	--	(5)
Limited partnership interests	(1)	(1)	(2)	(1)
Other investments	--	(1)	2	(2)
Impairment write-downs	$(6)	$(42)	$(26)	$(89)

Impairment write-downs for the three months and six months ended June 30, 2012 were primarily driven by RMBS and CMBS, which experienced deterioration in expected cash flows and corporate fixed income securities impacted by issuer specific circumstances.  Impairment write-downs on below investment grade RMBS and CMBS were $5 million and $6 million for the three months ended June 30, 2012, respectively, and $10 million and $9 million for the six months ended June 30, 2012, respectively.  The valuation allowance on mortgage loans was reduced by $7 million in second quarter 2012 due to increases in the fair value of the collateral less costs to sell for certain impaired loans.

Change in intent write-downs were $16 million in the six months ended June 30, 2012 compared to $47 million in the six months ended June 30, 2011, and all related to fixed income securities.  The change in intent write-downs in the six months ended June 30, 2012 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily RMBS and municipal bonds.

Sales generated $9 million of net realized gains for the three months ended June 30, 2012, primarily related to fixed income securities.  Net realized capital gains and losses on sales netted to zero in the six months ended June 30, 2012.

Valuation and settlements of derivative instruments net realized capital gains totaling $4 million for the three months ended June 30, 2012 included $11 million of losses on the valuation of derivative instruments and $15 million of gains on the settlement of derivative instruments.  This is compared to net realized capital losses totaling $25 million for the three months ended June 30, 2011, including $29 million of losses on the valuation of derivative instruments and $4 million of gains on the settlement of derivative instruments.  Valuation and settlements of derivative instruments net realized capital gains totaling $27 million for the six months ended June 30, 2012 included $3 million of losses on the valuation of derivative instruments and $30 million of gains on the settlement of derivative instruments.  This is compared to net realized capital losses totaling $21 million for the six months ended June 30, 2011, including $31 million of losses on the valuation of derivative instruments and $10 million of gains on the settlement of derivative instruments.  The net realized capital gains on derivative instruments for the three months and six months ended June 30, 2012 primarily included gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.  As a component of our approach to managing interest rate risk, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	June 30, 2012	December 31, 2011
Common stock, retained income and additional capital paid-in	$5,436	$5,255
Accumulated other comprehensive income	1,202	812
Total shareholder’s equity	6,638	6,067
Notes due to related parties	696	700
Total capital resources	$7,334	$6,767

Shareholder’s equity increased in the first six months of 2012, primarily due to increased unrealized net capital gains on investments and net income.

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

Allstate parent holding company capital capacity The Corporation has at the parent holding company level $2.29 billion of deployable invested assets as of June 30, 2012.  These assets include investments that are generally saleable within one quarter totaling $1.94 billion.  This provides funds for the parent company’s relatively low fixed charges and other corporate purposes.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•               A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2012, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A primary credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in April 2017.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The Corporation has the option to extend the expiration by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 20.4% as of June 30, 2012.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the second quarter and first six months of 2012.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on April 30, 2012.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 414 million shares of treasury stock as of June 30, 2012), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $40.16 billion as of June 30, 2012.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2012.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,047	15.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	14,642	36.5
Market value adjustments (2)	5,855	14.6
Subject to discretionary withdrawal without adjustments (3)	13,613	33.9
Total contractholder funds (4)	$40,157	100.0%

(1)	Includes $7.88 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)

$4.83 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)	73% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)	Includes $1.06 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 39.4% and 26.9% in the second quarter and first six months of 2012, respectively, compared to the same periods of 2011.  The annualized surrender and partial withdrawal rate on deferred annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.9% and 13.1% for the first six months of 2012 and 2011, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of June 30, 2012, total institutional products outstanding were $1.84 billion, with scheduled maturities of $1.75 billion and $85 million in 2013 and 2016, respectively.

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Cash Flows  As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first six months of 2012 compared to the first six months of 2011 was primarily due to lower net investment income.

Lower cash provided by investing activities in the first six months of 2012 compared to the first six months of 2011 was impacted by lower sales of fixed income securities, partially offset by decreased purchases of fixed income securities.

Lower cash used in financing activities in the first six months of 2012 compared to the first six months of 2011 was primarily due to decreased maturities of institutional products and lower surrenders and partial withdrawals on fixed annuities.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Allstate Life Insurance Company
(Registrant)

August 6, 2012
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 6, 2012, concerning unaudited interim financial information.

31(i)	Rule 13a-14(a) Certification of Principal Executive Officer

31(i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-1