Form 10-Q
period 2012-09-30
ALLSTATE LIFE INSURANCE CO
filed 2012-11-02
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

/X/                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of September 30, 2012 (unaudited) and December 31, 2011	2

	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2012 and 2011 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Report of Independent Registered Public Accounting Firm	40

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Operations Highlights	41
	Operations	42
	Investments Highlights	48
	Investments	48
	Capital Resources and Liquidity	61

Item 4.	Controls and Procedures	64

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 6.	Exhibits	64

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

	(unaudited)		(unaudited)
Revenues
Premiums	$145	$145	$443	$461
Contract charges	261	255	772	753
Net investment income	621	661	1,944	1,996
Realized capital gains and losses:
Total other-than-temporary impairment losses	(9)	(84)	(51)	(207)
Portion of loss recognized in other comprehensive income	(4)	(4)	(4)	(17)
Net other-than-temporary impairment losses recognized in earnings	(13)	(88)	(55)	(224)
Sales and other realized capital gains and losses	(44)	306	(17)	559
Total realized capital gains and losses	(57)	218	(72)	335
	970	1,279	3,087	3,545

Costs and expenses
Contract benefits	376	377	1,128	1,109
Interest credited to contractholder funds	208	396	939	1,211
Amortization of deferred policy acquisition costs	128	166	268	345
Operating costs and expenses	111	91	332	285
Restructuring and related charges	--	--	--	(2)
Interest expense	12	12	34	34
	835	1,042	2,701	2,982
Gain on disposition of operations	9	4	15	13

Income from operations before income tax expense	144	241	401	576

Income tax expense	41	81	117	190

Net income	103	160	284	386

Other comprehensive income, after-tax
Change in unrealized net capital gains and losses	419	(23)	807	213
Change in unrealized foreign currency translation adjustments	(3)	1	(1)	3
Other comprehensive income (loss), after-tax	416	(22)	806	216

Comprehensive income	$519	$138	$1,090	$602

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $41,703 and $43,481)	$45,455	$45,428
Mortgage loans	6,267	6,546
Equity securities, at fair value (cost $142 and $143)	195	179
Limited partnership interests	1,860	1,612
Short-term, at fair value (amortized cost $1,261 and $593)	1,261	593
Policy loans	837	833
Other	1,151	1,086
Total investments	57,026	56,277
Cash	181	310
Deferred policy acquisition costs	1,795	2,165
Reinsurance recoverables	4,440	4,457
Accrued investment income	526	520
Other assets	404	406
Separate Accounts	6,820	6,984
Total assets	$71,192	$71,119

Liabilities
Contractholder funds	$39,430	$41,669
Reserve for life-contingent contract benefits	14,131	13,666
Unearned premiums	20	23
Payable to affiliates, net	69	97
Other liabilities and accrued expenses	1,420	1,092
Deferred income taxes	1,450	821
Notes due to related parties	696	700
Separate Accounts	6,820	6,984
Total liabilities	64,036	65,052

Commitments and Contingent Liabilities (Note 8)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,190	3,190
Retained income	2,343	2,060
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(25)	(103)
Other unrealized net capital gains and losses	2,485	1,380
Unrealized adjustment to DAC, DSI and insurance reserves	(840)	(464)
Total unrealized net capital gains and losses	1,620	813
Unrealized foreign currency translation adjustments	(2)	(1)
Total accumulated other comprehensive income	1,618	812
Total shareholder’s equity	7,156	6,067
Total liabilities and shareholder’s equity	$71,192	$71,119

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities	(unaudited)
Net income	$284	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(16)	(58)
Realized capital gains and losses	72	(335)
Gain on disposition of operations	(15)	(13)
Interest credited to contractholder funds	939	1,211
Changes in:
Policy benefits and other insurance reserves	(530)	(523)
Unearned premiums	(3)	(3)
Deferred policy acquisition costs	87	171
Reinsurance recoverables, net	(96)	(97)
Income taxes	184	248
Other operating assets and liabilities	(86)	(59)
Net cash provided by operating activities	820	928

Cash flows from investing activities
Proceeds from sales
Fixed income securities	5,271	9,727
Equity securities	3	70
Limited partnership interests	117	131
Mortgage loans	11	74
Other investments	82	141
Investment collections
Fixed income securities	2,134	2,460
Mortgage loans	649	554
Other investments	55	80
Investment purchases
Fixed income securities	(5,592)	(7,830)
Equity securities	(2)	(13)
Limited partnership interests	(340)	(264)
Mortgage loans	(397)	(581)
Other investments	(83)	(161)
Change in short-term investments, net	(429)	(524)
Change in other investments, net	(11)	(236)
Disposition of operations	13	--
Net cash provided by investing activities	1,481	3,628

Cash flows from financing activities
Contractholder fund deposits	1,490	1,330
Contractholder fund withdrawals	(3,916)	(5,806)
Repayment of notes due to related parties	(4)	--
Net cash used in financing activities	(2,430)	(4,476)
Net (decrease) increase in cash	(129)	80
Cash at beginning of period	310	118
Cash at end of period	$181	$198

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

The condensed consolidated financial statements and notes as of September 30, 2012 and for the three-month and nine-month periods ended September 30, 2012 and 2011 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and Current Report on Form 8-K filed May 4, 2012.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the current year presentation, certain amounts in the prior year condensed consolidated financial statements and notes have been reclassified.

Premiums and contract charges

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Premiums
Traditional life insurance	$111	$105	$334	$314
Immediate annuities with life contingencies	10	16	36	74
Accident and health insurance	24	24	73	73
Total premiums	145	145	443	461

Contract charges
Interest-sensitive life insurance	256	248	756	729
Fixed annuities	5	7	16	24
Total contract charges	261	255	772	753
Total premiums and contract charges	$406	$400	$1,215	$1,214

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

($ in millions)	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Previously Reported	As Adjusted	Previously Reported	As Adjusted
Amortization of DAC	$198	$166	$412	$345
Operating costs and expenses	73	91	229	285
Gain on disposition of operations	2	4	6	13
Income tax expense	75	81	184	190
Net income	150	160	374	386

	As of December 31, 2011
	Previously Reported	As Adjusted
DAC	2,588	2,165
Reserve for life-contingent contract benefits	13,709	13,666
Other liabilities and accrued expenses	1,043	1,092
Deferred income taxes	971	821
Retained income	2,377	2,060
Unrealized adjustment to DAC, DSI and insurance reserves	(502)	(464)

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

2.  Related Party Transactions

Effective September 30, 2012, Lincoln Benefit Life Company, a consolidated subsidiary of ALIC, entered into a coinsurance reinsurance agreement with Lincoln Benefit Reinsurance Company (“LB Re”), an unconsolidated affiliate of the Company, to cede certain interest-sensitive life insurance policies to LB Re.  In connection with the agreement, the Company recorded reinsurance recoverables of $2 million and payable to affiliates of $3 million.  The $1 million loss on the transaction was recorded as a decrease to retained income since the transaction was between affiliates under common control.

In the first quarter of 2012, Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, repaid $1 million and $3 million of principal on the 7.00% Note due 2017 and the 5.80% Note due 2018, respectively, to American Heritage Life Insurance Company (“AHL”), an unconsolidated affiliate of the Company.

3.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $138 million and $450 million for the nine months ended September 30, 2012 and 2011, respectively.

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

($ in millions)	Nine months ended September 30,
	2012	2011
Net change in proceeds managed
Net change in short-term investments	$(240)	$(84)
Operating cash flow used	$(240)	$(84)

Net change in liabilities
Liabilities for collateral, beginning of year	$(263)	$(465)
Liabilities for collateral, end of period	(503)	(549)
Operating cash flow provided	$240	$84

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
September 30, 2012
U.S. government and agencies	$2,027	$259	$--	$2,286
Municipal	4,267	604	(74)	4,797
Corporate	29,052	3,041	(130)	31,963
Foreign government	883	167	--	1,050
Residential mortgage-backed securities (“RMBS”)	2,017	87	(96)	2,008
Commercial mortgage-backed securities (“CMBS”)	1,465	61	(91)	1,435
Asset-backed securities (“ABS”)	1,977	58	(137)	1,898
Redeemable preferred stock	15	3	--	18
Total fixed income securities	$41,703	$4,280	$(528)	$45,455

December 31, 2011
U.S. government and agencies	$2,502	$241	$--	$2,743
Municipal	4,380	426	(114)	4,692
Corporate	28,496	2,234	(326)	30,404
Foreign government	927	142	(1)	1,068
RMBS	2,954	74	(314)	2,714
CMBS	1,862	45	(224)	1,683
ABS	2,345	44	(281)	2,108
Redeemable preferred stock	15	1	--	16
Total fixed income securities	$43,481	$3,207	$(1,260)	$45,428

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of September 30, 2012:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$2,749	$2,791
Due after one year through five years	8,834	9,480
Due after five years through ten years	14,503	16,137
Due after ten years	11,623	13,141
	37,709	41,549
RMBS and ABS	3,994	3,906
Total	$41,703	$45,455

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on RMBS and ABS, they are not categorized by contractual maturity.  CMBS are categorized by contractual maturity because they generally are not subject to prepayment risk.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fixed income securities	$521	$558	$1,567	$1,730
Mortgage loans	86	85	256	258
Equity securities	2	3	5	5
Limited partnership interests (1)	11	18	117	34
Short-term investments	1	1	1	2
Other	29	22	85	45
Investment income, before expense	650	687	2,031	2,074
Investment expense	(29)	(26)	(87)	(78)
Net investment income	$621	$661	$1,944	$1,996

(1) Income from limited partnership interests accounted for under the equity method of accounting (“EMA”) is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fixed income securities	$(60)	$429	$(116)	$494
Mortgage loans	(3)	(28)	5	(33)
Equity securities	(1)	--	(1)	14
Limited partnership interests (1)	--	11	1	63
Derivatives	8	(186)	34	(207)
Other	(1)	(8)	5	4
Realized capital gains and losses	$(57)	$218	$(72)	$335

(1) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Impairment write-downs	$(12)	$(85)	$(38)	$(174)
Change in intent write-downs	(1)	(3)	(17)	(50)
Net other-than-temporary impairment losses recognized in earnings	(13)	(88)	(55)	(224)
Sales	(52)	481	(52)	705
Valuation of derivative instruments	(3)	(196)	(6)	(227)
Settlements of derivative instruments	11	10	41	20
EMA limited partnership income	--	11	--	61
Realized capital gains and losses	$(57)	$218	$(72)	$335

Gross gains of $51 million and $491 million and gross losses of $112 million and $17 million were realized on sales of fixed income securities during the three months ended September 30, 2012 and 2011, respectively.  Gross gains of $128 million and $748 million and gross losses of $209 million and $117 million were realized on sales of fixed income securities during the nine months ended September 30, 2012 and 2011, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$--	$(2)	$(2)	$(14)	$(2)	$(16)
RMBS	(1)	(5)	(6)	(18)	(8)	(26)
CMBS	(4)	3	(1)	(19)	6	(13)
Total fixed income securities	(5)	(4)	(9)	(51)	(4)	(55)
Equity securities	(1)	--	(1)	(1)	--	(1)
Mortgage loans	(1)	--	(1)	3	--	3
Limited partnership interests	--	--	--	(2)	--	(2)
Other	(2)	--	(2)	--	--	--
Other-than-temporary impairment losses	$(9)	$(4)	$(13)	$(51)	$(4)	$(55)

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$--	$--	$--	$(12)	$(3)	$(15)
Corporate	(14)	--	(14)	(18)	1	(17)
RMBS	(35)	(1)	(36)	(93)	(7)	(100)
CMBS	(1)	(3)	(4)	(27)	(10)	(37)
ABS	--	--	--	(6)	2	(4)
Total fixed income securities	(50)	(4)	(54)	(156)	(17)	(173)
Equity securities	--	--	--	(5)	--	(5)
Mortgage loans	(29)	--	(29)	(38)	--	(38)
Limited partnership interests	--	--	--	(1)	--	(1)
Other	(5)	--	(5)	(7)	--	(7)
Other-than-temporary impairment losses	$(84)	$(4)	$(88)	$(207)	$(17)	$(224)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $137 million and $90 million as of September 30, 2012 and December 31, 2011, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2012	December 31, 2011
Municipal	$(5)	$(5)
Corporate	(1)	(6)
RMBS	(134)	(198)
CMBS	(21)	(19)
ABS	(14)	(21)
Total	$(175)	$(249)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$(460)	$(544)	$(581)	$(701)
Additional credit loss for securities previously other-than-temporarily impaired	(7)	(30)	(29)	(62)
Additional credit loss for securities not previously other-than-temporarily impaired	(2)	(21)	(10)	(61)
Reduction in credit loss for securities disposed or collected	80	45	231	255
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	--	--	13
Change in credit loss due to accretion of increase in cash flows	--	3	--	9
Ending balance	$(389)	$(547)	$(389)	$(547)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
September 30, 2012	value	Gains	Losses	gains (losses)
Fixed income securities	$45,455	$4,280	$(528)	$3,752
Equity securities	195	53	--	53
Short-term investments	1,261	--	--	--
Derivative instruments (1)	(14)	2	(16)	(14)
EMA limited partnerships (2)				2
Unrealized net capital gains and losses, pre-tax				3,793
Amounts recognized for:
Insurance reserves (3)				(876)
DAC and DSI (4)				(417)
Amounts recognized				(1,293)
Deferred income taxes				(880)
Unrealized net capital gains and losses, after-tax				$1,620

(1)  Included in the fair value of derivative instruments are $(6) million classified as assets and $8 million classified as liabilities.

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

(1)Included in the fair value of derivative instruments are $(5) million classified as assets and $7 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the nine months ended September 30, 2012 is as follows:

($ in millions)
Fixed income securities	$1,805
Equity securities	17
Derivative instruments	(2)
EMA limited partnerships	1
Total	1,821
Amounts recognized for:
Insurance reserves	(282)
DAC and DSI	(297)
Amounts recognized	(579)
Deferred income taxes	(435)
Increase in unrealized net capital gains and losses	$807

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
September 30, 2012
Fixed income securities
Municipal	10	$84	$(7)	61	$468	$(67)	$(74)
Corporate	61	639	(23)	77	910	(107)	(130)
Foreign government	--	--	--	1	1	--	--
RMBS	110	30	(1)	118	510	(95)	(96)
CMBS	4	21	--	49	448	(91)	(91)
ABS	10	75	(2)	80	779	(135)	(137)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities	196	849	(33)	386	3,116	(495)	(528)
Equity securities	3	18	--	1	--	--	--
Total fixed income and equity securities	199	$867	$(33)	387	$3,116	$(495)	$(528)

Investment grade fixed income securities	162	$620	$(25)	233	$2,164	$(258)	$(283)
Below investment grade fixed income securities	34	229	(8)	153	952	(237)	(245)
Total fixed income securities	196	$849	$(33)	386	$3,116	$(495)	$(528)

December 31, 2011
Fixed income securities
Municipal	8	$67	$(7)	97	$624	$(107)	$(114)
Corporate	226	2,025	(72)	100	1,207	(254)	(326)
Foreign government	7	41	(1)	1	1	--	(1)
RMBS	140	152	(4)	161	809	(310)	(314)
CMBS	42	361	(47)	68	488	(177)	(224)
ABS	32	255	(13)	107	1,010	(268)	(281)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities	456	2,901	(144)	534	4,139	(1,116)	(1,260)
Equity securities	3	35	(2)	--	--	--	(2)
Total fixed income and equity securities	459	$2,936	$(146)	534	$4,139	$(1,116)	$(1,262)

Investment grade fixed income securities	351	$2,439	$(111)	328	$2,869	$(626)	$(737)
Below investment grade fixed income securities	105	462	(33)	206	1,270	(490)	(523)
Total fixed income securities	456	$2,901	$(144)	534	$4,139	$(1,116)	$(1,260)

As of September 30, 2012, $251 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $251 million, $192 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of September 30, 2012, the remaining $277 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $91 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $277 million, $186 million are related to below investment grade fixed income securities.  Of these amounts, $174 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2012.  Unrealized losses on below investment grade securities are principally related to RMBS, CMBS and ABS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase.  These wider spreads are largely due to the risk associated with the underlying collateral supporting certain RMBS, CMBS and ABS securities.

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

As of September 30, 2012, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of September 30, 2012, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of September 30, 2012 and December 31, 2011, the carrying value of equity method limited partnerships totaled $1.23 billion and $858 million, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships for the three or nine months ended September 30, 2012 and 2011.

As of September 30, 2012 and December 31, 2011, the carrying value for cost method limited partnerships was $631 million and $754 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had no write-downs related to cost method limited partnerships for the three months ended September 30, 2012 and 2011, and $2 million and $1 million for the nine months ended September 30, 2012 and 2011, respectively.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2012.

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

The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution:

($ in millions)	September 30, 2012			December 31, 2011
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$295	$--	$295	$345	$--	$345
1.0 - 1.25	1,225	--	1,225	1,488	--	1,488
1.26 - 1.50	1,513	17	1,530	1,475	19	1,494
Above 1.50	2,907	130	3,037	2,847	128	2,975
Total non-impaired mortgage loans	$5,940	$147	$6,087	$6,155	$147	$6,302

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2012	December 31, 2011
Impaired mortgage loans with a valuation allowance	$172	$244
Impaired mortgage loans without a valuation allowance	8	--
Total impaired mortgage loans	$180	$244
Valuation allowance on impaired mortgage loans	$47	$63

The average balance of impaired loans was $214 million and $198 million for the nine months ended September 30, 2012 and 2011, respectively.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning balance	$48	$68	$63	$84
Net increase (decrease) in valuation allowance	1	29	(3)	38
Charge offs	(2)	(27)	(13)	(52)
Ending balance	$47	$70	$47	$70

The carrying value of past due mortgage loans is as follows:

($ in millions)	September 30, 2012	December 31, 2011
Less than 90 days past due	$9	$--
90 days or greater past due	7	43
Total past due	16	43
Current loans	6,251	6,503
Total mortgage loans	$6,267	$6,546

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

The Company is responsible for the determination of fair value and the supporting assumptions and methodologies.  The Company gains assurance that assets and liabilities are appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with accounting standards.  For fair values received from third parties or internally estimated, the Company’s processes and controls are designed to ensure that the valuation methodologies are appropriate and consistently applied, the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded.  For example, on a continuing basis, the Company assesses the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers or brokers or derived from internal models.  The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers.  In addition, the Company may validate the reasonableness of fair values by comparing information obtained from valuation service providers or brokers to other third party valuation sources for selected securities.  The Company performs ongoing price validation procedures such as back-testing of actual sales, which corroborate the various inputs used in internal models to market observable data.  When fair value determinations are expected to be more variable, the Company validates them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2012:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2012
Assets
Fixed income securities:
U.S. government and agencies	$976	$1,310	$--		$2,286
Municipal	--	4,386	411		4,797
Corporate	--	30,543	1,420		31,963
Foreign government	--	1,050	--		1,050
RMBS	--	2,008	--		2,008
CMBS	--	1,414	21		1,435
ABS	--	1,712	186		1,898
Redeemable preferred stock	--	17	1		18
Total fixed income securities	976	42,440	2,039		45,455
Equity securities	141	40	14		195
Short-term investments	207	1,054	--		1,261
Other investments:
Free-standing derivatives	--	312	2	$(70)	244
Separate account assets	6,820	--	--		6,820
Other assets	--	--	1		1
Total recurring basis assets	8,144	43,846	2,056	(70)	53,976
Non-recurring basis (1)	--	--	16		16
Total assets at fair value	$8,144	$43,846	$2,072	$(70)	$53,992
% of total assets at fair value	15.1%	81.2%	3.8%	(0.1) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(551)		$(551)
Other liabilities:
Free-standing derivatives	--	(142)	(32)	$37	(137)
Total liabilities at fair value	$--	$(142)	$(583)	$37	$(688)
% of total liabilities at fair value	-- %	20.6%	84.7%	(5.3) %	100.0%

(1) Includes $9 million of mortgage loans and $7 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements as of September 30, 2012.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
ARS backed by student loans	$275	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	34 - 46 months

Derivatives embedded in life and annuity contracts — Equity-indexed and forward starting options	$(413)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.95%

If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value.  If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of September 30, 2012, Level 3 fair value measurements include $1.59 billion of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

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

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$363	$--	$7	$53	$--
Corporate	1,403	9	38	74	--
CMBS	21	(1)	1	--	--
ABS	274	(9)	33	42	(4)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,062	(1)	79	169	(4)
Equity securities	15	(1)	--	--	--
Other investments:
Free-standing derivatives, net	(71)	10	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$2,007	$8	$79	$169	$(4)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(707)	$160	$--	$--	$--
Total recurring Level 3 liabilities	$(707)	$160	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2012
Assets
Fixed income securities:
Municipal	$--	$(12)	$--	$--	$411
Corporate	54	(113)	--	(45)	1,420
CMBS	--	--	--	--	21
ABS	--	(150)	--	--	186
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	54	(275)	--	(45)	2,039
Equity securities	--	--	--	--	14
Other investments:
Free-standing derivatives, net	21	--	--	10	(30)	(2)
Other assets	--	--	--		1
Total recurring Level 3 assets	$75	$(275)	$--	$(35)	$2,024

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(24)	$20	$(551)
Total recurring Level 3 liabilities	$--	$--	$(24)	$20	$(551)

(1)           The effect to net income totals $168 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $2 million in realized capital gains and losses, $5 million in net investment income, $143 million in interest credited to contractholder funds and $18 million in contract benefits.

(2)           Comprises $2 million of assets and $32 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$387	$--	$9	$53	$(10)
Corporate	1,319	16	58	207	(10)
RMBS	47	--	--	--	(47)
CMBS	30	(3)	9	--	--
ABS	254	20	45	42	(4)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,038	33	121	302	(71)
Equity securities	14	(1)	1	--	--
Other investments:
Free-standing derivatives, net	(88)	22	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$1,965	$54	$122	$302	$(71)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(723)	$151	$--	$--	$--
Total recurring Level 3 liabilities	$(723)	$151	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2012
Assets
Fixed income securities:
Municipal	$--	$(28)	$--	$--	$411
Corporate	98	(187)	--	(81)	1,420
RMBS	--	--	--	--	--
CMBS	--	--	--	(15)	21
ABS	--	(161)	--	(10)	186
Redeemable preferred stock	1	(1)	--	--	1
Total fixed income securities	99	(377)	--	(106)	2,039
Equity securities	5	(5)	--	--	14
Other investments:
Free-standing derivatives, net	27	--	--	9	(30)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$131	$(382)	$--	$(97)	$2,024

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(53)	$74	$(551)
Total recurring Level 3 liabilities	$--	$--	$(53)	$74	$(551)

_______________

(1)      The effect to net income totals $205 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $37 million in realized capital gains and losses, $17 million in net investment income, $119 million in interest credited to contractholder funds and $32 million in contract benefits.

(2)      Comprises $2 million of assets and $32 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2011.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$433	$--	$(2)	$--	$(22)
Corporate	1,567	(6)	(20)	3	(82)
RMBS	847	--	2	--	(764)
CMBS	904	--	(4)	--	(868)
ABS	1,786	(37)	(73)	--	(88)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	5,538	(43)	(97)	3	(1,824)
Equity securities	13	--	--	--	--
Other investments:
Free-standing derivatives, net	(67)	(40)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$5,485	$(83)	$(97)	$3	$(1,824)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(629)	$2	$--	$--	$--
Total recurring Level 3 liabilities	$(629)	$2	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2011
Assets
Fixed income securities:
Municipal	$--	$(11)	$--	$--	$398
Corporate	207	(48)	--	(43)	1,578
RMBS	--	--	--	(4)	81
CMBS	--	--	--	--	32
ABS	67	(1)	--	(73)	1,581
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	274	(60)	--	(120)	3,671
Equity securities	--	--	--	--	13
Other investments:
Free-standing derivatives, net	5	--	--	(1)	(103)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$279	$(60)	$--	$(121)	$3,582

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(15)	$45	$(597)
Total recurring Level 3 liabilities	$--	$--	$(15)	$45	$(597)

_______________

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2010	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$601	$--	$13	$--	$(33)
Corporate	1,760	27	(2)	183	(193)
RMBS	1,189	(57)	78	--	(821)
CMBS	844	(42)	111	65	(878)
ABS	1,974	17	(47)	--	(183)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	6,369	(55)	153	248	(2,108)
Equity securities	29	(5)	--	--	(10)
Other investments:
Free-standing derivatives, net	(77)	(37)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$6,322	$(97)	$153	$248	$(2,118)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$(24)	$--	$--	$--
Total recurring Level 3 liabilities	$(653)	$(24)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2011
Assets
Fixed income securities:
Municipal	$10	$(193)	$--	$--	$398
Corporate	262	(408)	--	(51)	1,578
RMBS	--	(222)	--	(86)	81
CMBS	--	(66)	--	(2)	32
ABS	146	(131)	--	(195)	1,581
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	418	(1,020)	--	(334)	3,671
Equity securities	--	(1)	--	--	13
Other investments:
Free-standing derivatives, net	20	--	--	(9)	(103)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$438	$(1,021)	$--	$(343)	$3,582

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(42)	$122	$(597)
Total recurring Level 3 liabilities	$--	$--	$(42)	$122	$(597)

_______________

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

During the nine months ended September 30, 2012, certain U.S. government securities were transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.

During the nine months ended September 30, 2011, certain RMBS, CMBS and ABS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during the three and nine months ended September 30, 2012 and 2011 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs have not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three and nine months ended September 30, 2012 and 2011 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Assets
Fixed income securities:
Corporate	$5	$(13)	$12	$1
RMBS	--	--	--	--
CMBS	(1)	(1)	(2)	(10)
ABS	--	(38)	--	(29)
Total fixed income securities	4	(52)	10	(38)
Equity securities	(1)	--	(1)	--
Other investments:
Free-standing derivatives, net	(7)	(39)	4	(42)
Total recurring Level 3 assets	$(4)	$(91)	$13	$(80)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$160	$2	$151	$(24)
Total recurring Level 3 liabilities	$160	$2	$151	$(24)

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $156 million for the three months ended September 30, 2012 and are reported as follows: $(9) million in realized capital gains and losses, $5 million in net investment income, $142 million in interest credited to contractholder funds and $18 million in contract benefits.  These gains and losses total $(89) million for the three months ended September 30, 2011 and are reported as follows: $(102) million in realized capital gains and losses, $11 million in net investment income, $57 million in interest credited to contractholder funds and $(55) million in contract benefits. These gains and losses total $164 million for the nine months ended September 30, 2012 and are reported as follows: $14 million in net investment income, $118 million in interest credited to contractholder funds and $32 million in contract benefits.  These gains and losses total $(104) million for the nine months ended September 30, 2011 and are reported as follows: $(116) million in realized capital gains and losses, $36 million in net investment income, $(6) million in interest credited to contractholder funds and $(18) million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	September 30, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$6,267	$6,567	$6,546	$6,739
Cost method limited partnerships	631	774	754	882
Bank loans	281	282	299	290
Notes due from related party	275	275	275	235

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

Financial liabilities

($ in millions)	September 30, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$27,903	$28,999	$30,161	$30,468
Notes due to related parties	696	696	700	659
Liability for collateral	503	503	263	263

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

The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of embedded derivatives reported in net income.  The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide equity returns to contractholders; equity-indexed notes containing equity call options, which provide a coupon payout that is determined using one or more equity-based indices; credit default swaps in synthetic collateralized debt obligations, which provide enhanced coupon rates as a result of selling credit protection; and conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of September 30, 2012, the Company pledged $3 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2012.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$101	n/a	$(6)	$2	$(8)
Total		101	n/a	(6)	2	(8)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	7,941	n/a	56	74	(18)
Interest rate swaption agreements	Other investments	250	n/a	--	--	--
Interest rate cap and floor agreements	Other investments	673	n/a	2	2	--
Financial futures contracts and options	Other assets	--	2	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	147	14,600	226	226	--
Options, futures and warrants	Other assets	--	167	--	--	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	1	1	--
Equity-indexed call options	Fixed income securities	90	n/a	10	10	--
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Credit default contracts
Credit default swaps – buying protection	Other investments	122	n/a	(1)	--	(1)
Credit default swaps – selling protection	Other investments	100	n/a	--	--	--
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Total		9,344	14,769	283	314	(31)

Total asset derivatives		$9,445	14,769	$277	$316	$(39)

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$50	n/a	$(9)	$--	$(9)
Total		50	n/a	(9)	--	(9)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	9	9	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	359	n/a	--	--	--
Financial futures contracts and options	Other liabilities & accrued expenses	--	496	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	--	13,070	(105)	--	(105)
Foreign currency contracts
Foreign currency forwards and options	Other liabilities & accrued expenses	44	n/a	--	--	--
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	853	n/a	(85)	--	(85)
Guaranteed withdrawal benefits	Contractholder funds	573	n/a	(44)	--	(44)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,835	n/a	(413)	--	(413)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(9)	--	(9)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	114	n/a	--	1	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	130	n/a	(32)	--	(32)
Total		6,078	13,566	(679)	10	(689)

Total liability derivatives		6,128	13,566	(688)	$10	$(698)

Total derivatives		$15,573	28,335	$(411)

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
Effective portion	2012	2011	2012	2011
(Loss) gain recognized in OCI on derivatives during the period	$(3)	$20	$(3)	$7
Loss recognized in OCI on derivatives during the term of the hedging relationship	(14)	(10)	(14)	(10)
Loss reclassified from AOCI into income (net investment income)	--	(1)	--	--

Loss reclassified from AOCI into income (realized capital gains and losses)	--	--	(1)	--
Ineffective portion and amount excluded from effectiveness testing

Gain recognized in income on derivatives (realized capital gains and losses)	--	--	--	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income

($ in millions)	Three months ended September 30, 2012
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$--	$--	$--	$--	$--
Subtotal	--	--	--	--	--

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(1)	--	--	(1)
Equity and index contracts	--	--	--	19	19
Embedded derivative financial instruments	--	2	18	138	158
Foreign currency contracts	--	--	--	--	--
Credit default contracts	--	7	--	--	7
Other contracts	--	--	--	1	1
Subtotal	--	8	18	158	184
Total	$--	$8	$18	$158	$184

	Nine months ended September 30, 2012
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$(1)
Subtotal	(1)	--	--	--	(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	2	--	--	2
Equity and index contracts	--	--	--	56	56
Embedded derivative financial instruments	--	20	32	140	192
Foreign currency contracts	--	(1)	--	--	(1)
Credit default contracts	--	14	--	--	14
Other contracts	--	--	--	3	3
Subtotal	--	35	32	199	266
Total	$(1)	$35	$32	$199	$265

	Three months ended September 30, 2011
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$(1)
Subtotal	(1)	--	--	--	(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(130)	--	--	(130)
Equity and index contracts	--	--	--	(71)	(71)
Embedded derivative financial instruments	--	(49)	(55)	87	(17)
Credit default contracts	--	(7)	--	--	(7)
Other contracts	--	--	--	1	1
Subtotal	--	(186)	(55)	17	(224)
Total	$(1)	$(186)	$(55)	$17	$(225)

	Nine months ended September 30, 2011
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(2)	$(8)	$--	$(5)	$(15)
Foreign currency and interest rate contracts	--	--	--	(32)	(32)
Subtotal	(2)	(8)	--	(37)	(47)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(152)	--	--	(152)
Equity and index contracts	--	--	--	(25)	(25)
Embedded derivative financial instruments	--	(53)	(18)	74	3
Credit default contracts	--	6	--	--	6
Other contracts	--	--	--	6	6
Subtotal	--	(199)	(18)	55	(162)
Total	$(2)	$(207)	$(18)	$18	$(209)

The following tables provide a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations and Comprehensive Income.

($ in millions)	Gain (loss) on derivatives		Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Foreign currency & interest rate contracts	Contractholder funds	Investments

Three months ended September 30, 2012
Net investment income	$1	$--	$--	$(1)
Total	$1	$--	$--	$(1)

Nine months ended September 30, 2012
Net investment income	$3	$--	$--	$(3)
Total	$3	$--	$--	$(3)

Three months ended September 30, 2011
Net investment income	$1	$--	$--	$(1)
Total	$1	$--	$--	$(1)

Nine months ended September 30, 2011
Interest credited to contractholder funds	$(7)	$(34)	$41	$--
Net investment income	24	--	--	(24)
Realized capital gains and losses	(8)	--	--	--
Total	$9	$(34)	$41	$(24)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2012, counterparties pledged $84 million in cash and securities to the Company, and the Company pledged $36 million in securities to counterparties which includes $20 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $16 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2012				December 31, 2011

Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
AA-	--	$--	$--	$--	1	$25	$1	$1
A+	1	1,510	7	2	3	2,936	24	4
A	4	3,759	22	--	2	3,913	14	--
A-	2	411	--	--	2	3,815	25	--
BBB+	1	3,617	23	--	2	57	41	41
Total	8	$9,297	$52	$2	10	$10,746	$105	$46

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

($ in millions)	September 30, 2012	December 31, 2011
Gross liability fair value of contracts containing credit-risk-contingent features	$56	$133
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(36)	(60)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(20)	(72)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$--	$1

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2012
Single name
Investment grade corporate debt	$--	$5	$--	$--	$5	$--
Municipal	25	--	--	--	25	(4)
Subtotal	25	5	--	--	30	(4)
Baskets
First-to-default
Municipal	--	100	--	--	100	(28)
Subtotal	--	100	--	--	100	(28)
Index
Investment grade corporate debt	1	26	68	5	100	--
Total	$26	$131	$68	$5	$230	$(32)

December 31, 2011
Single name
Investment grade corporate debt	$40	$45	$15	$10	$110	$(1)
High yield debt	--	--	--	2	2	--
Municipal	25	--	--	--	25	(5)
Subtotal	65	45	15	12	137	(6)
Baskets
Tranche
Investment grade corporate debt	--	--	--	65	65	(29)
First-to-default
Municipal	--	100	--	--	100	(33)
Subtotal	--	100	--	65	165	(62)
Total	$65	$145	$15	$77	$302	$(68)

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

7.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Direct	$520	$540	$1,591	$1,655
Assumed
Affiliate	29	28	86	84
Non-affiliate	13	5	22	15
Ceded–non-affiliate	(156)	(173)	(484)	(540)
Premiums and contract charges, net of reinsurance	$406	$400	$1,215	$1,214

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Direct	$525	$557	$1,426	$1,372
Assumed
Affiliate	19	18	54	56
Non-affiliate	11	4	21	12
Ceded–non-affiliate	(179)	(202)	(373)	(331)
Contract benefits, net of reinsurance	$376	$377	$1,128	$1,109

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Direct	$208	$398	$942	$1,216
Assumed
Affiliate	2	2	7	7
Non-affiliate	5	3	11	9
Ceded–non-affiliate	(7)	(7)	(21)	(21)
Interest credited to contractholder funds, net of reinsurance	$208	$396	$939	$1,211

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

As of September 30, 2012, the accrued liability for the Company’s estimated aggregate exposure is $10 million, net of state related taxes, which includes $16 million pre-tax for guaranty fund assessments and $3 million pre-tax for participation in an industry sponsored plan to supplement certain ELNY policyholders.  The ultimate cost will depend on the approved court ordered liquidation plan, the level of guaranty fund system participation and the realization of tax benefits.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future state related taxes.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $4 million as of September 30, 2012.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2012.

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

9.  Other Comprehensive Income

The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

	Three months ended September 30,
	2012			2011
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains arising during the period, net of related offsets	$581	$(203)	$378	$405	$(142)	$263
Less: reclassification adjustment of realized capital gains and losses	(63)	22	(41)	440	(154)	286
Unrealized net capital gains and losses	644	(225)	419	(35)	12	(23)
Unrealized foreign currency translation adjustments	(5)	2	(3)	2	(1)	1
Other comprehensive income (loss)	$639	$(223)	416	$(33)	$11	(22)
Net income			103			160
Comprehensive income			$519			$138

	Nine months ended September 30,
	2012			2011
	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax
Unrealized net holding gains arising during the period, net of related offsets	$1,116	$(391)	$725	$870	$(304)	$566
Less: reclassification adjustment of realized capital gains and losses	(126)	44	(82)	543	(190)	353
Unrealized net capital gains and losses	1,242	(435)	807	327	(114)	213
Unrealized foreign currency translation adjustments	(2)	1	(1)	5	(2)	3
Other comprehensive income	$1,240	$(434)	806	$332	$(116)	216
Net income			284			386
Comprehensive income			$1,090			$602

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of September 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and of cash flows for the nine-month periods ended September 30, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

November 2, 2012

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

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

OPERATIONS HIGHLIGHTS

•                  Net income was $103 million and $284 million in the third quarter and first nine months of 2012, respectively, compared to $160 million and $386 million in the third quarter and first nine months of 2011, respectively.

•                  Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $391 million in the third quarter of 2012, an increase of 3.7% from the prior year period, and $1.16 billion in the first nine months of 2012, an increase of 4.2% from the prior year period.

•                  Investments totaled $57.03 billion as of September 30, 2012, reflecting an increase in carrying value of $749 million from $56.28 billion as of December 31, 2011.  Net investment income decreased 6.1% to $621 million in the third quarter of 2012 and 2.6% to $1.94 billion in the first nine months of 2012 from $661 million and $2.00 billion in the third quarter and first nine months of 2011, respectively.

•                  Net realized capital losses totaled $57 million in the third quarter of 2012 compared to net realized capital gains of $218 million in the third quarter of 2011.  Net realized capital losses totaled $72 million in the first nine months of 2012 compared to net realized capital gains of $335 million in the first nine months of 2011.

•                  During third quarter 2012, a $25 million pre-tax charge to income was recorded related to our annual comprehensive review of the deferred policy acquisition costs (“DAC”), deferred sales inducement costs and secondary guarantee liability balances.  This compares to an $8 million pre-tax charge to income in the first quarter of 2011.

•                  Valuation changes on derivatives embedded in equity-indexed annuity contracts resulted in a $75 million after-tax credit to net income in third quarter 2012 and a $66 million after-tax credit to net income in the first nine months of 2012, compared to a $5 million after-tax charge to net income in third quarter 2011 and a $5 million after-tax charge to net income in the first nine months of 2011.

•                  Contractholder funds totaled $39.43 billion as of September 30, 2012, reflecting decreases of $2.24 billion from $41.67 billion as of December 31, 2011 and $2.89 billion from $42.32 billion as of September 30, 2011.

OPERATIONS

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Premiums	$145	$145	$443	$461
Contract charges	261	255	772	753
Net investment income	621	661	1,944	1,996
Realized capital gains and losses	(57)	218	(72)	335
Total revenues	970	1,279	3,087	3,545

Costs and expenses
Contract benefits	(376)	(377)	(1,128)	(1,109)
Interest credited to contractholder funds	(208)	(396)	(939)	(1,211)
Amortization of DAC	(128)	(166)	(268)	(345)
Operating costs and expenses	(111)	(91)	(332)	(285)
Restructuring and related charges	--	--	--	2
Interest expense	(12)	(12)	(34)	(34)
Total costs and expenses	(835)	(1,042)	(2,701)	(2,982)

Gain on disposition of operations	9	4	15	13
Income tax expense	(41)	(81)	(117)	(190)
Net income	$103	$160	$284	$386

Investments as of September 30			$57,026	$57,274

Net income was $103 million in the third quarter of 2012 compared to $160 million in the same period of 2011.  Net income was $284 million in the first nine months of 2012 compared to $386 million in the first nine months of 2011.  The decreases in both periods were primarily due to net realized capital losses in the current year compared to net realized capital gains in the prior year and lower net investment income, partially offset by decreased interest credited to contractholder funds and lower amortization of DAC.

Analysis of revenues   Total revenues decreased 24.2% or $309 million in the third quarter of 2012 and 12.9% or $458 million in the first nine months of 2012 compared to the same periods of 2011 due to net realized capital losses in the current year periods compared to net realized capital gains in the prior year periods and lower net investment income.

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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Underwritten products
Traditional life insurance premiums	$111	$105	$334	$314
Accident and health insurance premiums	24	24	73	73
Interest-sensitive life insurance contract charges	256	248	756	729
Subtotal	391	377	1,163	1,116

Annuities
Immediate annuities with life contingencies premiums	10	16	36	74
Other fixed annuity contract charges	5	7	16	24
Subtotal	15	23	52	98

Premiums and contract charges (1)	$406	$400	$1,215	$1,214

_________________

(1)   Contract charges related to the cost of insurance totaled $178 million and $165 million in the third quarter of 2012 and 2011, respectively, and $514 million and $484 million in the first nine months of 2012 and 2011, respectively.

Total premiums and contract charges increased 1.5% in the third quarter of 2012 and increased slightly in the first nine months of 2012 compared to the same periods of 2011 primarily due to higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders and lower reinsurance ceded, and increased traditional life insurance premiums due to lower reinsurance ceded and higher sales through Allstate agencies, partially offset by lower sales of immediate annuities with life contingencies.  Sales of immediate annuities with life contingencies fluctuate with changes in our pricing competitiveness relative to other insurers.

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Contractholder funds, beginning balance	$40,157	$43,492	$41,669	$46,458

Deposits
Fixed annuities	272	132	609	438
Interest-sensitive life insurance	301	299	918	899
Total deposits	573	431	1,527	1,337

Interest credited	206	391	941	1,195

Maturities, benefits, withdrawals and other adjustments
Maturities of and interest payments on institutional products	(1)	(26)	(90)	(819)
Benefits	(340)	(394)	(1,023)	(1,130)
Surrenders and partial withdrawals	(936)	(1,342)	(2,818)	(3,866)
Contract charges	(248)	(240)	(741)	(714)
Net transfers from separate accounts	3	3	7	9
Fair value hedge adjustments for institutional products	--	--	--	(34)
Other adjustments (1)	16	1	(42)	(120)
Total maturities, benefits, withdrawals and other adjustments	(1,506)	(1,998)	(4,707)	(6,674)
Contractholder funds, ending balance	$39,430	$42,316	$39,430	$42,316

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

Contractholder funds decreased 1.8% and 5.4% in the third quarter and first nine months of 2012, respectively, compared to decreases of 2.7% and 8.9% in the third quarter and first nine months of 2011, respectively, reflecting our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 7.2% and 8.6% in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011.

Contractholder deposits increased 32.9% and 14.2% in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011 due to increased fixed annuity deposits on new equity-indexed annuity products launched in second quarter 2012.

Maturities of and interest payments on institutional products decreased 96.2% to $1 million in the third quarter of 2012 and 89.0% to $90 million in the first nine months of 2012 from $26 million and $819 million in the same periods of 2011, respectively, reflecting the continuing decline in these obligations.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 30.3% to $936 million in the third quarter of 2012 and 27.1% to $2.82 billion in the first nine months of 2012 from $1.34 billion and $3.87 billion in the third quarter and first nine months of 2011, respectively.  The prior year periods had elevated surrenders on fixed annuities resulting from a large number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge as well as crediting rate actions taken by management.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.9% in the first nine months of 2012 compared to 13.4% in the same period of 2011.

Analysis of costs and expenses   Total costs and expenses decreased 19.9% or $207 million in the third quarter of 2012 and 9.4% or $281 million in the first nine months of 2012 compared to the same periods of 2011 primarily due to lower interest credited to contractholder funds and amortization of DAC.

Contract benefits in the third quarter of 2012 were comparable to the same period of 2011 as better mortality experience on annuities and a reduction in reserves for secondary guarantees on interest-sensitive life insurance were offset by worse mortality experience on life insurance.  Our annual review of assumptions in third quarter 2012 resulted in a $13 million decrease in the reserves for secondary guarantees on interest-sensitive life insurance due to favorable projected mortality.  Contract benefits increased 1.7% or $19 million in the first nine months of 2012 compared to the same period of 2011 primarily due to worse mortality experience on life insurance, partially offset by lower sales of immediate annuities with life contingencies and the reduction in reserves for secondary guarantees on interest-sensitive life insurance.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $135 million in both the third quarters of 2012 and 2011 and $405 million in both the first nine months of 2012 and 2011.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Life insurance	$87	$86	$258	$270
Accident and health insurance	8	8	22	17
Annuities	(13)	(26)	(46)	(46)
Total benefit spread	$82	$68	$234	$241

Benefit spread increased 20.6% or $14 million in the third quarter of 2012 compared to the same period of 2011 primarily due to better mortality experience on annuities, the reduction in reserves for secondary guarantees on interest-sensitive life insurance and lower reinsurance ceded on life insurance, partially offset by worse mortality experience on life insurance.  Benefit spread decreased 2.9% or $7 million in the first nine months of 2012 compared to the same period of 2011 primarily due to worse mortality experience on life insurance, partially offset by lower reinsurance premiums ceded on life insurance, higher cost of insurance contract charges on interest-sensitive life insurance and the reduction in reserves for secondary guarantees on interest-sensitive life insurance.

Interest credited to contractholder funds decreased 47.5% or $188 million in the third quarter of 2012 and 22.5% or $272 million in the first nine months of 2012 compared to the same periods of 2011 primarily due to the valuation change on derivatives embedded in equity-indexed annuity contracts that reduced interest credited expense, lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $149 million and $135 million in the third quarter and first nine months of 2012, respectively, compared to a $6 million increase and a $2 million decrease in the third quarter and first nine months of 2011, respectively.  The third quarter 2012 valuation change of $149 million comprises a $20 million charge for current quarter valuation changes and a $169 million credit related to a change in a valuation input.  During third quarter 2012, we reviewed the significant valuation inputs for these embedded derivatives and reduced the projected option cost to reflect management’s current and anticipated crediting rate setting actions, which were informed by the existing and projected low interest rate environment and are consistent with our strategy to reduce exposure to spread-based business.  The reduction in projected interest rates to the level currently being credited, approximately 2%, resulted in a reduction of contractholder funds and interest credited expense by $169 million.  Amortization of deferred sales inducement costs was $11 million and $13 million in the third quarter and first nine months of 2012, respectively, compared to $8 million and $23 million in the third quarter and first nine months of 2011, respectively.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Annuities and institutional products	$39	$54	$205	$145
Life insurance	26	18	65	46
Accident and health insurance	4	1	10	6
Net investment income on investments supporting capital	60	63	185	181
Investment spread before valuation changes on embedded derivatives that are not hedged	129	136	465	378
Valuation changes on derivatives embedded in equity- indexed annuity contracts that are not hedged	149	(6)	135	2
Total investment spread	$278	$130	$600	$380

Investment spread before valuation changes on embedded derivatives that are not hedged decreased 5.1% or $7 million in the third quarter of 2012 compared to the same period of 2011 due to the continued managed reduction in our spread-based business in force and lower yields on fixed income securities, partially offset by lower crediting rates.  Investment spread before valuation changes on embedded derivatives that are not hedged increased 23.0% or $87 million in the first nine months of 2012 compared to the same period of 2011 due to income from limited partnerships, lower crediting rates and the termination of interest rate swaps in first quarter 2011, partially offset by lower yields on fixed income securities and the continued managed reduction in our spread-based business in force.  For further analysis on the valuation changes on derivatives embedded in equity-indexed annuity contracts, see the interest credited to contractholder funds section.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads

	2012	2011	2012	2011	2012	2011

Interest-sensitive life insurance	5.5%	5.4%	4.0%	4.1%	1.5%	1.3%
Deferred fixed annuities and institutional products	4.6	4.7	3.2	3.3	1.4	1.4
Immediate fixed annuities with and without life contingencies	6.1	6.4	6.1	6.2	--	0.2
Investments supporting capital, traditional life and other products	3.9	3.9	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads

	2012	2011	2012	2011	2012	2011

Interest-sensitive life insurance	5.3%	5.4%	4.0%	4.2%	1.3%	1.2%
Deferred fixed annuities and institutional products	4.6	4.6	3.2	3.3	1.4	1.3
Immediate fixed annuities with and without life contingencies	6.9	6.3	6.1	6.2	0.8	0.1
Investments supporting capital, traditional life and other products	4.0	3.9	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	September 30,
	2012	2011
Immediate fixed annuities with life contingencies	$8,872	$8,796
Other life contingent contracts and other	5,259	4,711
Reserve for life-contingent contract benefits	$14,131	$13,507

Interest-sensitive life insurance	$10,315	$10,126
Deferred fixed annuities	22,926	26,016
Immediate fixed annuities without life contingencies	3,831	3,734
Institutional products	1,874	1,914
Other	484	526
Contractholder funds	$39,430	$42,316

Amortization of DAC decreased 22.9% or $38 million in the third quarter of 2012 and 22.3% or $77 million in the first nine months of 2012 compared to the same periods of 2011.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$59	$69	$183	$203
Amortization relating to realized capital gains and losses(1) and valuation changes on embedded derivatives that are not hedged	35	97	51	133
Amortization acceleration for changes in assumptions (“DAC unlocking”)	34	--	34	9
Total amortization of DAC	$128	$166	$268	$345

_____________________

(1)  The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease in amortization of DAC in the third quarter and first nine months of 2012 compared to the same periods of 2011 was primarily due to decreased amortization relating to realized capital gains and losses and decreased amortization on fixed annuity products due to the DAC balance for contracts issued prior to 2010 being fully amortized, partially offset by increased amortization acceleration for changes in assumptions and increased amortization relating to valuation changes on embedded derivatives that are not hedged.  Amortization relating to valuation changes on derivatives embedded in equity-indexed annuity contracts was $26 million in third quarter 2012.

Our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines.  In the third quarter of 2012, the review resulted in an acceleration of DAC amortization (charge to income) of $34 million.  Amortization acceleration of $38 million related to variable life insurance and was primarily due to an increase in projected mortality.  Amortization acceleration of $4 million related to fixed annuities and was primarily due to lower projected investment returns.  Amortization deceleration of $8 million related to interest-sensitive life insurance and was primarily due to an increase in projected persistency.

In the first quarter of 2011, the review resulted in an acceleration of DAC amortization (charge to income) of $9 million.  Amortization acceleration of $15 million related to interest-sensitive life insurance and was primarily due to an increase in projected expenses.  Amortization deceleration of $6 million related to equity-indexed annuities and was primarily due to an increase in projected investment margins.

The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin for the nine months ended September 30.

($ in millions)	2012	2011
Investment margin	$3	$(3)
Benefit margin	33	(6)
Expense margin	(2)	18
Net acceleration	$34	$9

Operating costs and expenses increased 22.0% or $20 million in the third quarter of 2012 and 16.5% or $47 million in the first nine months of 2012 compared to the same periods of 2011.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Non-deferrable commissions	$9	$9	$26	$28
General and administrative expenses	92	71	276	225
Taxes and licenses	10	11	30	32
Total operating costs and expenses	$111	$91	$332	$285

Restructuring and related charges	$--	$--	$--	$(2)

General and administrative expenses increased 29.6% or $21 million in the third quarter of 2012 and 22.7% or $51 million in the first nine months of 2012 compared to the same periods of 2011 primarily due to higher employee related expenses, lower reinsurance expense allowances, increased marketing costs, reduced insurance department assessments in the prior year and higher net Allstate agencies distribution channel expenses reflecting decreased fees from sales of third party financial products.

Gain on disposition of $15 million in the first nine months of 2012 relates to the amortization of the deferred gain from the disposition through reinsurance of substantially all of our variable annuity business in 2006, and the sale of Surety Life Insurance Company, which was not used for new business, in third quarter 2012.

INVESTMENTS HIGHLIGHTS

•	Investments totaled $57.03 billion as of September 30, 2012, an increase of 1.3% from $56.28 billion as of December 31, 2011.
•	Unrealized net capital gains totaled $3.79 billion as of September 30, 2012, increasing from $1.97 billion as of December 31, 2011.
•

Net investment income was $621 million in the third quarter of 2012, a decrease of 6.1% from $661 million in the third quarter of 2011, and $1.94 billion in the first nine months of 2012, a decrease of 2.6% from $2.00 billion in the first nine months of 2011.

•

Net realized capital losses were $57 million in the third quarter of 2012 compared to net realized capital gains of $218 million in the third quarter of 2011, and net realized capital losses were $72 million in the first nine months of 2012 compared to net realized capital gains of $335 million in the first nine months of 2011.

INVESTMENTS

The composition of the investment portfolio as of September 30, 2012 is presented in the table below.

($ in millions)	Investments	Percent to total
Fixed income securities (1)	$45,455	79.7%
Mortgage loans	6,267	11.0
Equity securities (2)	195	0.3
Limited partnership interests (3)	1,860	3.3
Short-term (4)	1,261	2.2
Policy loans	837	1.5
Other	1,151	2.0
Total	$57,026	100.0%

______________________

(1)  Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $41.70 billion.

(2)  Equity securities are carried at fair value.  Cost basis for these securities was $142 million.

(3)  We have commitments to invest in additional limited partnership interests totaling $691 million.

(4)  Short-term investments are carried at fair value.  Amortized cost basis for these investments was $1.26 billion.

Total investments increased to $57.03 billion as of September 30, 2012, from $56.28 billion as of December 31, 2011, primarily due to higher valuations of fixed income securities, partially offset by net reductions in contractholder funds of $2.24 billion.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically referenced as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation of fixed income securities for the nine months ended September 30, 2012 was due to decreasing risk-free interest rates and tightening credit spreads.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of September 30, 2012	Percent to total investments	Fair value as of December 31, 2011	Percent to total investments
U.S. government and agencies	$2,286	4.0%	$2,743	4.9%
Municipal	4,797	8.4	4,692	8.3
Corporate	31,963	56.1	30,404	54.0
Foreign government	1,050	1.9	1,068	1.9
Residential mortgage-backed securities (“RMBS”)	2,008	3.5	2,714	4.8
Commercial mortgage-backed securities (“CMBS”)	1,435	2.5	1,683	3.0
Asset-backed securities (“ABS”)	1,898	3.3	2,108	3.8
Redeemable preferred stock	18	--	16	--
Total fixed income securities	$45,455	79.7%	$45,428	80.7%

As of September 30, 2012, 92.4% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of September 30, 2012.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$2,286	$259	$--	$--	$--	$--

Municipal
Tax exempt	--	--	25	--	--	--
Taxable	274	34	2,787	431	1,003	114
Auction rate securities (“ARS”)	96	(8)	135	(21)	12	(2)

Corporate
Public	655	64	1,548	151	8,093	907
Privately placed	575	49	991	92	3,262	342

Foreign government	406	98	163	10	205	22

RMBS
U.S. government sponsored entities (“U.S. Agency”)	845	46	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	104	3	24	--	128	4
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	3	--	53	2
Subprime residential mortgage-backed securities (“Subprime”)	--	--	23	(1)	18	(1)

CMBS	784	44	130	5	154	2

ABS
Collateralized debt obligations (“CDO”)	102	2	634	(1)	254	(37)
Consumer and other asset-backed securities (“Consumer and other ABS”)	336	14	122	2	97	3

Redeemable preferred stock	--	--	1	--	--	--

Total fixed income securities	$6,463	$605	$6,586	$668	$13,279	$1,356

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)

U.S. government and agencies	$--	$--	$--	$--	$2,286	$259

Municipal
Tax exempt	2	--	--	--	27	--
Taxable	342	(5)	90	(7)	4,496	567
ARS	13	(3)	18	(3)	274	(37)

Corporate
Public	9,196	860	1,360	66	20,852	2,048
Privately placed	5,396	356	887	24	11,111	863

Foreign government	276	37	--	--	1,050	167

RMBS
U.S. Agency	--	--	--	--	845	46
Prime	21	1	209	17	486	25
Alt-A	45	--	235	(13)	336	(11)
Subprime	10	(1)	290	(66)	341	(69)

CMBS	151	(14)	216	(67)	1,435	(30)

ABS
CDO	171	(32)	132	(29)	1,293	(97)
Consumer and other ABS	40	2	10	(3)	605	18

Redeemable preferred stock	17	3	--	--	18	3

Total fixed income securities	$15,680	$1,204	$3,447	$(81)	$45,455	$3,752

Municipal bonds, including tax exempt, taxable and ARS securities, totaled $4.80 billion as of September 30, 2012 with an unrealized net capital gain of $530 million.  The municipal bond portfolio includes general obligations of state and local issuers, revenue bonds (including pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

Corporate bonds, including publicly traded and privately placed, totaled $31.96 billion as of September 30, 2012 with an unrealized net capital gain of $2.91 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $2.01 billion, with 63.4% rated investment grade, as of September 30, 2012.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with the U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  The following table shows our RMBS portfolio as of September 30, 2012 based upon vintage year of the issuance of the securities.

($ in millions)	U.S. Agency		Prime		Alt-A		Subprime		Total RMBS
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
2010	$--	$--	$112	$3	$39	$2	$--	$--	$151	$5
2009	123	6	28	1	6	--	--	--	157	7
2008	131	8	--	--	--	--	--	--	131	8
2007	40	2	86	11	22	(3)	136	(34)	284	(24)
2006	45	2	67	5	81	(3)	66	(7)	259	(3)
2005	167	6	73	1	84	--	96	(21)	420	(14)
Pre-2005	339	22	120	4	104	(7)	43	(7)	606	12
Total	$845	$46	$486	$25	$336	$(11)	$341	$(69)	$2,008	$(9)

Prime are collateralized by residential mortgage loans issued to prime borrowers.  Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $202 million and $139 million of first lien and second lien securities, respectively. The Subprime portfolio unrealized net capital loss of $69 million as of September 30, 2012 was the result of wider credit spreads than at initial purchase.  Wider spreads are largely due to the risk associated with the underlying collateral supporting certain Subprime securities.

CMBS totaled $1.44 billion, with 84.9% rated investment grade, as of September 30, 2012.  The CMBS portfolio is subject to credit risk, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 95.9% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

The following table shows our CMBS portfolio as of September 30, 2012 based upon vintage year of the underlying collateral.

($ in millions)	Fair value	Unrealized gain/(loss)
2007	$285	$7
2006	428	(38)
2005	158	(13)
Pre-2005	564	14
Total CMBS	$1,435	$(30)

The unrealized net capital loss of $30 million as of September 30, 2012 on our CMBS portfolio was primarily the result of wider credit spreads than at initial purchase in our 2005-2006 vintage year CMBS.  Wider spreads are largely due to the risk associated with the underlying collateral supporting these CMBS securities.

ABS, including CDO and Consumer and other ABS, totaled $1.90 billion, with 92.5% rated investment grade, as of September 30, 2012.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.  The unrealized net capital loss of $79 million as of September 30, 2012 on our ABS portfolio was primarily the result of wider credit spreads than at initial purchase.

CDO totaled $1.29 billion, with 89.8% rated investment grade, as of September 30, 2012.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.12 billion of cash flow collateralized loan obligations (“CLO”) with unrealized losses of $34 million.  Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans.  The underlying collateral is generally actively managed by external managers that monitor the collateral’s performance and is well diversified across industries and among issuers.  The remaining $173 million of securities consisted of market value CDO, project finance CDO, trust preferred CDO and collateralized bond obligations with unrealized losses of $63 million.

Consumer and other ABS totaled $605 million, with 98.3% rated investment grade, as of September 30, 2012.  Consumer and other ABS consists of $174 million of consumer auto and $431 million of other ABS with unrealized gains of $1 million and $17 million, respectively.

Mortgage loans  Our mortgage loan portfolio totaled $6.27 billion as of September 30, 2012, compared to $6.55 billion as of December 31, 2011, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.

For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of September 30, 2012.

($ in millions)	Private equity/debt funds	Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$486	$145	$--	$--	$631
Equity method of accounting (“EMA”)	682	211	2	334	1,229
Total	$1,168	$356	$2	$334	$1,860

Number of managers	90	26	1	11
Number of individual funds	146	50	2	20
Largest exposure to single fund	$39	$23	$2	$29

The following table shows the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended September 30,
	2012				2011
	Cost	EMA (1)	Total income	Impairment write-downs	Cost	EMA (1)	Total income	Impairment write-downs
Private equity/debt funds	$9	$3	$12	$--	$14	$10	$24	$--
Real estate funds	1	4	5	--	4	5	9	--
Hedge funds	--	(1)	(1)	--	--	(1)	(1)	--
Tax credit funds	--	(5)	(5)	--	--	(3)	(3)	--
Total	$10	$1	$11	$--	$18	$11	$29	$--

	Nine months ended September 30,
	2012				2011
	Cost	EMA (1)	Total income	Impairment write-downs	Cost	EMA (1)	Total income	Impairment write-downs
Private equity/debt funds	$27	$73	$100	$--	$30	$45	$75	$(1)
Real estate funds	2	26	28	(2)	4	21	25	--
Hedge funds	--	(1)	(1)	--	--	(1)	(1)	--
Tax credit funds	--	(10)	(10)	--	--	(4)	(4)	--
Total	$29	$88	$117	$(2)	$34	$61	$95	$(1)

______________

(1)    Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Limited partnership interests produced income, excluding impairment write-downs, of $11 million and $117 million in the three months and nine months ended September 30, 2012, respectively, compared to $29 million and $95 million in the three months and nine months ended September 30, 2011, respectively.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $3.79 billion as of September 30, 2012 compared to $1.97 billion as of December 31, 2011.  The increase from December 31, 2011 was due to decreasing risk-free interest rates and tightening credit spreads.  The following table presents unrealized net capital gains and losses.

($ in millions)	September 30, 2012	December 31, 2011
U.S. government and agencies	$259	$241
Municipal	530	312
Corporate	2,911	1,908
Foreign government	167	141
RMBS	(9)	(240)
CMBS	(30)	(179)
ABS	(79)	(237)
Redeemable preferred stock	3	1
Fixed income securities	3,752	1,947
Equity securities	53	36
EMA limited partnerships	2	1
Derivatives	(14)	(12)
Unrealized net capital gains and losses, pre-tax	$3,793	$1,972

The unrealized net capital gains for the fixed income portfolio totaled $3.75 billion and comprised $4.28 billion of gross unrealized gains and $528 million of gross unrealized losses as of September 30, 2012.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $1.95 billion, comprised of $3.21 billion of gross unrealized gains and $1.26 billion of gross unrealized losses as of December 31, 2011.

Gross unrealized gains and losses on fixed income securities by type and sector as of September 30, 2012 are provided in the table below.

($ in millions)	Par	Amortized	Gross unrealized		Fair	Amortized cost as a percent of	Fair value as a percent of
	value (1)	cost	Gains	Losses	value	par value (2)	par value (2)
Corporate:
Banking	$1,927	$1,927	$120	$(61)	$1,986	100.0%	103.1%
Financial services	1,921	1,928	180	(17)	2,091	100.4	108.8
Capital goods	3,388	3,386	360	(14)	3,732	99.9	110.2
Utilities	6,267	6,268	807	(12)	7,063	100.0	112.7
Transportation	1,526	1,526	185	(10)	1,701	100.0	111.5
Consumer goods (cyclical and non-cyclical)	5,893	5,952	576	(8)	6,520	101.0	110.6
Basic industry	1,829	1,835	145	(2)	1,978	100.3	108.1
Communications	1,816	1,820	205	(2)	2,023	100.2	111.4
Energy	2,295	2,315	272	--	2,587	100.9	112.7
Technology	1,319	1,336	120	--	1,456	101.3	110.4
Other	849	759	71	(4)	826	89.4	97.3
Total corporate fixed income portfolio	29,030	29,052	3,041	(130)	31,963	100.1	110.1

U.S. government and agencies	2,404	2,027	259	--	2,286	84.3	95.1
Municipal	5,759	4,267	604	(74)	4,797	74.1	83.3
Foreign government	993	883	167	--	1,050	88.9	105.7
RMBS	2,297	2,017	87	(96)	2,008	87.8	87.4
CMBS	1,544	1,465	61	(91)	1,435	94.9	92.9
ABS	2,072	1,977	58	(137)	1,898	95.4	91.6
Redeemable preferred stock	14	15	3	--	18	107.1	128.6
Total fixed income securities	$44,113	$41,703	$4,280	$(528)	$45,455	94.5	103.0

(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.  These primarily included corporate, U.S. government and agencies, municipal and foreign government zero-coupon securities with par value of $446 million, $947 million, $2.25 billion and $382 million, respectively.

(2) Excluding the impact of zero-coupon securities, the percentage of amortized cost to par value would be 100.4% for corporates, 101.4% for U.S. government and agencies, 99.0% for municipals and 102.3% for foreign governments.  Similarly, excluding the impact of zero-coupon securities, the percentage of fair value to par value would be 110.4% for corporates, 106.3% for U.S. government and agencies, 112.5% for municipals and 115.1% for foreign governments.

The banking, financial services and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2012.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $53 million, comprising all gross unrealized gains as of September 30, 2012.  This is compared to an unrealized net capital gain for the equity portfolio totaling $36 million, comprised of $38 million of gross unrealized gains and $2 million of gross unrealized losses as of December 31, 2011.

As of September 30, 2012, the total fair value of our direct investments in fixed income and equity securities in the Eurozone (European Union member states using the Euro currency) is $1.07 billion, with net unrealized capital gains of $61 million, comprised of $81 million of gross unrealized gains and $20 million of gross unrealized losses.  The following table summarizes our total direct exposure related to the Eurozone and the “GIIPS” group of countries, including Greece, Ireland, Italy, Portugal and Spain.  As of September 30, 2012, we do not have any direct exposure to Greece.

($ in millions)	Banking		Corporate		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
GIIPS
Fixed income securities	$15	$(7)	$355	$(9)	$370	$(16)
Total	15	(7)	355	(9)	370	(16)

Eurozone non-GIIPS
Fixed income securities	103	(4)	577	--	680	(4)
Equity securities	--	--	23	--	23	--
Total	103	(4)	600	--	703	(4)
Total Eurozone	$118	$(11)	$955	$(9)	$1,073	$(20)

We have no sovereign debt investments in the Eurozone.  Other direct exposure to investments in fixed income securities in European Union (“EU”) member states that do not use the Euro currency is $1.51 billion, with net unrealized capital gains of $133 million.  Remaining direct exposure to non-EU countries total $548 million, with net unrealized capital gains of $52 million.  The large majority of these investments are in multinational public companies with global revenue sources that are well diversified across region and sector, including a higher allocation to energy, capital goods, non-cyclical consumer goods and communications sectors.  We also have additional indirect and diversified exposures through investments in multinational equity funds and limited partnership interests that invest in Europe.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired.  The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds.  The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position as of September 30, 2012 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

The following table summarizes the fair value and gross unrealized losses of fixed income securities in a gross unrealized loss position by type and investment grade classification as of September 30, 2012.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Municipal	$490	$(63)	$62	$(11)	$552	$(74)
Corporate	1,179	(106)	370	(24)	1,549	(130)
Foreign government	1	--	--	--	1	--
RMBS	96	(4)	444	(92)	540	(96)
CMBS	277	(19)	192	(72)	469	(91)
ABS	741	(91)	113	(46)	854	(137)
Total	$2,784	$(283)	$1,181	$(245)	$3,965	$(528)

We have experienced declines in the fair values of fixed income securities primarily due to wider credit spreads resulting from higher risk premiums since the time of initial purchase.  Wider spreads are largely due to the risk associated with the underlying collateral supporting certain residential and commercial mortgage-backed securities and macroeconomic conditions impacting certain sectors or asset classes.  Consistent with their ratings, our portfolio monitoring process indicates that investment grade securities have a low risk of default.  Securities rated below investment grade, comprising securities with a rating of Ba, B and Caa or lower, have a higher risk of default.  As of September 30, 2012, RMBS represents 38% of the fair value of our below investment grade fixed income securities in a gross unrealized loss position, with Subprime RMBS comprising $69 million of the total $92 million RMBS gross unrealized losses.

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

Other-than-temporary impairment assessment for below investment grade Subprime RMBS

As of September 30, 2012, the fair value of our below investment grade Subprime securities with gross unrealized losses totaled $254 million, a decrease of 31.9% compared to $373 million as of December 31, 2011, primarily due to sales.  As of September 30, 2012, gross unrealized losses for our below investment grade Subprime portfolio totaled $69 million, an improvement of 65.5% compared to $200 million as of December 31, 2011, due to sales, increased valuations, principal collections and impairment write-downs.  For our below investment grade

Subprime with gross unrealized gains totaling $3 million, we have recognized cumulative write-downs in earnings totaling $69 million as of September 30, 2012.

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

93.2%, 6.5% and 0.3% of the fair value of our below investment grade Subprime securities with gross unrealized losses were issued with Aaa, Aa and A original ratings and capital structure classifications, respectively.  As described previously, Subprime securities with higher original ratings typically have priority in receiving the principal repayments on the underlying collateral compared to those with lower original ratings.  While the projected cash flow assumptions for our below investment grade Subprime securities with gross unrealized losses have deteriorated since the securities were originated, as reflected by their current credit ratings, these securities continue to retain the payment priority features that existed at the origination of the securitization trust.

The following tables show trust-level, class-level and security-specific detailed information for our below investment grade Subprime securities with gross unrealized losses that are not reliably insured, by credit rating.

($ in millions)	September 30, 2012
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date (1)	17.4%	16.1%	16.2%	7.3%	6.3%	9.2%	8.7%	n/a
Projected additional collateral losses to be incurred (2)	40.0%	35.0%	35.2%	24.2%	19.4%	29.2%	27.8%	n/a
Class-level
Average remaining credit enhancement (3)	23.1%	13.2%	13.7%	35.9%	34.3%	36.0%	35.9%	n/a
Security-specific
Number of positions	2	27	29	3	1	6	10	39
Par value	$15	$280	$295	$7	$1	$25	$33	$328
Amortized cost	$10	$191	$201	$7	$1	$25	$33	$234
Fair value	$7	$154	$161	$7	$1	$18	$26	$187
Gross unrealized losses
Total	$(3)	$(37)	$(40)	$--	$--	$(7)	$(7)	$(47)
Over 24 months (4)	$(3)	$(37)	$(40)	$--	$--	$(7)	$(7)	$(47)
Cumulative write-downs recognized	$(5)	$(81)	$(86)	$--	$--	$--	$--	$(86)
Principal payments received during the period								$9

	December 31, 2011
	With other-than-temporary impairments recorded in earnings			Without other-than-temporary impairments recorded in earnings
	B	Caa or lower	Total	Ba	B	Caa or lower	Total	Total
Trust-level
Actual cumulative collateral losses incurred to date	16.3%	17.4%	17.4%	3.3%	7.4%	11.0%	7.5%	n/a
Projected additional collateral losses to be incurred	39.9%	40.7%	40.7%	30.1%	33.8%	39.2%	34.7%	n/a
Class-level
Average remaining credit enhancement	22.2%	16.4%	16.8%	44.5%	48.4%	47.6%	47.0%	n/a
Security-specific
Number of positions	4	48	52	6	11	17	34	86
Par value	$28	$452	$480	$47	$60	$59	$166	$646
Amortized cost	$21	$285	$306	$47	$60	$59	$166	$472
Fair value	$15	$186	$201	$34	$33	$32	$99	$300
Gross unrealized losses
Total	$(6)	$(99)	$(105)	$(13)	$(27)	$(27)	$(67)	$(172)
Over 24 months (4)	$(6)	$(98)	$(104)	$(13)	$(27)	$(27)	$(67)	$(171)
Cumulative write-downs recognized	$(7)	$(162)	$(169)	$--	$--	$--	$--	$(169)
Principal payments received during the period								$34

(1) Weighted average actual cumulative collateral losses incurred to date as of period end are based on the actual principal losses incurred as a percentage of the remaining principal amount of the loans in the trust.  The weighting calculation is based on the par value of each security.  Actual losses on the securities we hold are less than the losses on the underlying collateral as presented in this table.  Actual cumulative realized principal losses on the below investment grade Subprime securities we own, as reported by the trust servicers, were $4 million as of September 30, 2012.

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

(4) As of September 30, 2012, $20 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $6 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to

20% of those securities’ amortized cost for a period of more than 24 consecutive months.  As of December 31, 2011, $68 million of unrealized losses on securities with other-than-temporary impairments recognized in earnings and $54 million of unrealized losses on securities without other-than-temporary impairments recognized in earnings have been greater than or equal to 20% of those securities’ amortized cost for a period of more than 24 consecutive months.

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

As of September 30, 2012, our Subprime securities that are reliably insured include eight below investment grade Subprime securities with a total fair value of $67 million and aggregate gross unrealized losses of $22 million, all of which are rated B.  These securities are insured by one bond insurer rated B that we estimate has sufficient claims paying capacity to service its obligations on these securities.  The securitization trusts from which our securities were issued are currently receiving contractual payments from the bond insurer and considering the combination of expected future payments from the bond insurer and cash flows available from the underlying collateral, we expect the trust to have adequate cash flows to make all contractual payments due to the class of securities we own.  As a result, our security-specific estimates of future cash flows indicate that these securities’ estimated recovery values equal or exceed their amortized cost.  Accordingly, no other-than-temporary impairments have been recognized on these securities.  As of December 31, 2011, our Subprime securities that are reliably insured included eight below investment grade Subprime securities with a total fair value of $73 million and aggregate gross unrealized losses of $28 million.

As of September 30, 2012, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and without other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 8.7%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 40.1% and a projected weighted average loss severity of 71.5%, which resulted in projected additional collateral losses of 27.8%.  As the average remaining credit enhancement for these securities of 35.9% exceeds the projected additional collateral losses of 27.8%, these securities have not been impaired.

As of September 30, 2012, our below investment grade Subprime securities with gross unrealized losses that are not reliably insured and with other-than-temporary impairments recorded in earnings had incurred actual cumulative collateral losses of 16.2%.  Our impairment evaluation forecasts more severe assumptions than the trusts are actually experiencing, including a projected weighted average underlying default rate of 50.3% and a projected weighted average loss severity of 70.9%, which resulted in projected additional collateral losses of 35.2%.  As the average remaining credit enhancement for these securities of 13.7% is insufficient to withstand the projected additional collateral losses, we have recognized cumulative write-downs in earnings on the securities as reflected in the table above using our calculated recovery value at the time of impairment.  The current average recovery value of these securities as a percentage of par was 70.7% and exceeded these securities’ current average amortized cost as a percentage of par of 68.0%, which demonstrates our conclusion that the nature of the remaining unrealized loss on these securities is temporary and will reverse over time.  The comparison indicates that recovery value exceeds amortized cost based on a comprehensive evaluation of financial, economic and capital markets assumptions developed for this reporting period.

We believe the unrealized losses on our Subprime securities, including those over 24 months, result from the current risk premium on these securities, which should continue to reverse over the securities’ remaining lives.  We expect to receive our estimated share of contractual principal and interest collections used to determine the securities’ recovery value.  As of September 30, 2012, we do not have the intent to sell and it is not more likely than not we will be required to sell these securities before the recovery of their amortized cost basis.  We believe that our valuation and impairment processes are comprehensive, employ the most current views about collateral and securitization trust financial positions, and demonstrate our recorded impairments and that the remaining unrealized losses on these positions are temporary.

Net investment income The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fixed income securities	$521	$558	$1,567	$1,730
Mortgage loans	86	85	256	258
Equity securities	2	3	5	5
Limited partnership interests (1)	11	18	117	34
Short-term investments	1	1	1	2
Other	29	22	85	45
Investment income, before expense	650	687	2,031	2,074
Investment expense	(29)	(26)	(87)	(78)
Net investment income	$621	$661	$1,944	$1,996

(1)  Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Net investment income decreased 6.1% or $40 million in the third quarter of 2012 and 2.6% or $52 million in the first nine months of 2012 compared to the same periods of 2011, primarily due to lower average investment balances and lower fixed income yields.  The decrease in the first nine months of 2012 was partially offset by income from limited partnerships.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Impairment write-downs	$(12)	$(85)	$(38)	$(174)
Change in intent write-downs	(1)	(3)	(17)	(50)
Net other-than-temporary impairment losses recognized in earnings	(13)	(88)	(55)	(224)
Sales	(52)	481	(52)	705
Valuation of derivative instruments	(3)	(196)	(6)	(227)
Settlements of derivative instruments	11	10	41	20
EMA limited partnership income (1)	--	11	--	61
Realized capital gains and losses, pre-tax	(57)	218	(72)	335
Income tax benefit (expense)	20	(76)	25	(118)
Realized capital gains and losses, after-tax	$(37)	$142	$(47)	$217

(1)  Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Impairment write-downs are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fixed income securities	$(9)	$(51)	$(39)	$(123)
Mortgage loans	(1)	(29)	3	(38)
Equity securities	--	--	--	(5)
Limited partnership interests	--	--	(2)	(1)
Other investments	(2)	(5)	--	(7)
Impairment write-downs	$(12)	$(85)	$(38)	$(174)

Impairment write-downs for the three months and nine months ended September 30, 2012 were primarily driven by RMBS and CMBS that experienced deterioration in expected cash flows and corporate fixed income securities impacted by issuer specific circumstances.  Impairment write-downs on below investment grade RMBS and CMBS were $6 million and $1 million for the three months ended September 30, 2012, respectively, and $16 million and $10 million for the nine months ended September 30, 2012, respectively.  The valuation allowance on mortgage loans was primarily reduced by $8 million in the nine months ended September 30, 2012 due to increases in the fair value of the collateral less costs to sell for certain impaired loans.

Change in intent write-downs were $1 million in the three months ended September 30, 2012 compared to $3 million in the three months ended September 30, 2011, and $17 million in the nine months ended September 30, 2012 compared to $50 million in the nine months ended September 30, 2011.  The change in intent write-downs in the nine months ended September 30, 2012 were primarily a result of ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified investments, primarily RMBS and corporate fixed income securities.

Sales generated $52 million of net realized losses for both the three months and nine months ended September 30, 2012, primarily related to sales of Subprime RMBS and CMBS in connection with risk reduction activities.

Valuation and settlements of derivative instruments net realized capital gains totaling $8 million for the three months ended September 30, 2012 included $3 million of losses on the valuation of derivative instruments and $11 million of gains on the settlement of derivative instruments.  This is compared to net realized capital losses totaling $186 million for the three months ended September 30, 2011, including $196 million of losses on the valuation of derivative instruments and $10 million of gains on the settlement of derivative instruments.  Valuation and settlements of derivative instruments net realized capital gains totaling $35 million for the nine months ended September 30, 2012 included $6 million of losses on the valuation of derivative instruments and $41 million of gains on the settlement of derivative instruments.  This is compared to net realized capital losses totaling $207 million for the nine months ended September 30, 2011, including $227 million of losses on the valuation of derivative instruments and $20 million of gains on the settlement of derivative instruments.  The net realized capital gains on derivative instruments for the three months and nine months ended September 30, 2012 primarily included gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.  As a component of our approach to managing interest rate risk, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	September 30, 2012	December 31, 2011
Common stock, retained income and additional capital paid-in	$5,538	$5,255
Accumulated other comprehensive income	1,618	812
Total shareholder’s equity	7,156	6,067
Notes due to related parties	696	700
Total capital resources	$7,852	$6,767

Shareholder’s equity increased in the first nine months of 2012, primarily due to increased unrealized net capital gains on investments and net income.

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

Allstate parent holding company capital capacity The Corporation has at the parent holding company level $2.34 billion of deployable invested assets as of September 30, 2012.  These assets include investments that are generally saleable within one quarter totaling $1.92 billion.  This provides funds for the parent company’s relatively low fixed charges and other corporate purposes.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:
•

A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2012, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•

A credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in April 2017.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The Corporation has the option to extend the expiration by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 19.9% as of September 30, 2012.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the third quarter and first nine months of 2012.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•

A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on April 30, 2012.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 417 million shares of treasury stock as of September 30, 2012), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $39.43 billion as of September 30, 2012.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2012.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$6,042	15.3%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	13,795	35.0
Market value adjustments (2)	5,575	14.1
Subject to discretionary withdrawal without adjustments (3)	14,018	35.6
Total contractholder funds (4)	$39,430	100.0%

_______________

(1)  Includes $7.28 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)    $4.61 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)  74% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)  Includes $1.05 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 31.5% and 28.5% in the third quarter and first nine months of 2012, respectively, compared to the same periods of 2011.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.9% and 13.4% for the first nine months of 2012 and 2011, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of September 30, 2012, total institutional products outstanding were $1.84 billion, with scheduled maturities of $1.75 billion in 2013 and $85 million in 2016.

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Cash Flows  As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to lower net investment income.

Lower cash provided by investing activities in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to lower financing needs as reflected in lower sales of fixed income securities, partially offset by decreased purchases of fixed income securities.

Lower cash used in financing activities in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to lower surrenders and partial withdrawals on fixed annuities and decreased maturities of institutional products.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 2, 2012
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description

10.1

Reinsurance Agreement effective September 30, 2012 between Lincoln Benefit Life Company and Lincoln Benefit Reinsurance Company, incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Current Report on Form 8-K filed October 3, 2012.

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 2, 2012, concerning unaudited interim financial information.

31(i)	Rule 13a-14(a) Certification of Principal Executive Officer
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

E-1