Form 10-K
period 2012-12-31
ALLSTATE LIFE INSURANCE CO
filed 2013-03-08
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of March 8, 2013, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Mine Safety Disclosures	11

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	103
Item 9A.	Controls and Procedures	103
Item 9B.	Other Information	103

PART III
Item 10.	Directors, Executive Officers and Corporate Governance *	N/A
Item 11.	Executive Compensation *	N/A
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters *	N/A
Item 13.	Certain Relationships and Related Transactions, and Director Independence *	N/A
Item 14.	Principal Accounting Fees and Services	104

PART IV
Item 15.	Exhibits and Financial Statement Schedules	105
Signatures		109
Financial Statement Schedules		S-1

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

Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois.  All of the outstanding stock of Allstate Insurance Company is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware.  In this document, we refer to Allstate Insurance Company as “AIC” and to The Allstate Corporation and its consolidated subsidiaries as “Allstate”, the “Parent Group” or the “Corporation”.  The Allstate Corporation is the largest publicly held personal lines insurer in the United States.  Widely known through the “You’re In Good Hands With Allstate®” slogan, Allstate is reinventing protection and retirement to help individuals in approximately 16 million households protect what they have today and better prepare for tomorrow.  Customers can access Allstate products and services such as auto and homeowners insurance through 11,200 exclusive Allstate agencies and financial representatives in the United States and Canada, as well as through independent agencies, call centers and the internet.  Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2011 statutory direct premiums earned.  In addition, according to A.M. Best, it is the nation’s 16th largest issuer of life insurance business on the basis of 2011 ordinary life insurance in force and 23rd largest on the basis of 2011 statutory admitted assets.

The Parent Group has four business segments, one of which is Allstate Financial.  Allstate Financial, which is not a separate legal entity, is comprised of the Allstate Life Group together with the majority of American Heritage Life Insurance Company.  This document describes the Allstate Life Group.  It does not describe the entire group of companies that form the Allstate Financial segment of the Parent Group.

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

Products and Distribution

The Allstate Life Group provides life insurance, retirement and investment products, and voluntary accident and health insurance.  Our principal products are interest-sensitive, traditional and variable life insurance, and fixed annuities including deferred and immediate.  Our institutional products, which we most recently offered in 2008, consist of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.  The table below lists our major distribution channels, with the associated products and targeted customers.

As the table indicates, we sell products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies and exclusive financial specialists, independent master brokerage agencies, workplace enrolling independent agents in New York, directly through call centers and the internet, and through March 22, 2013, specialized structured settlement brokers.

Distribution Channels, Products and Target Customers

Distribution Channel	Proprietary Products	Target Customers
Allstate exclusive agencies (Allstate Exclusive Agents and Allstate Exclusive Financial Specialists)

Term life insurance
Whole life insurance
Interest-sensitive life insurance
Variable life insurance
Deferred fixed annuities (including indexed and market value adjusted “MVA”)
Immediate fixed annuities

Middle market (1), emerging affluent (2) and mass affluent consumers (3) with retirement and family financial protection needs
Independent master brokerage agencies	Term life insurance Interest-sensitive life insurance Variable life insurance Deferred fixed annuities (including indexed and MVA) Immediate fixed annuities	Emerging affluent and mass affluent consumers with retirement and family financial protection needs
Workplace enrolling independent agents	Workplace life and voluntary accident and health insurance (4)	Middle market consumers with family financial protection needs employed by small, medium, and large size firms in New York
Structured settlement annuity brokers	Structured settlement annuities	Typically used to fund or annuitize large claims or litigation settlements
Broker-dealers (Funding agreements)	Funding agreements backing medium-term notes	Institutional and individual investors
Direct (includes call centers and the internet) (5)	Term life insurance Whole life insurance Interest-sensitive life insurance	Middle market (1), emerging affluent (2) and mass affluent consumers (3) with family financial protection needs

(1) Consumers with $35,000-$75,000 in household income.

(2) Consumers with $75,000-$150,000 in household income.

(3) Consumers with greater than $150,000 in household income.

(4) Interest-sensitive and term life insurance; disability income insurance; and cancer, accident and critical illness insurance.

(5) Internet sales are not available in all states.

Competition

We compete on a wide variety of factors, including the type and level of service provided by distribution systems, product offerings, the positioning of brands, financial strength and ratings, prices and the level of customer service.  With regard to funding agreements, which we most recently offered in 2008, we compete principally on the basis of our financial strength and ratings.

The market for life insurance, retirement and investment products continues to be highly fragmented and competitive.  As of December 31, 2012, there were approximately 430 groups of life insurance companies in the United States, most of which offered one or more similar products.  According to A.M. Best, as of December 31, 2011, the Allstate Life Group is the nation’s 16th largest issuer of life insurance and related business on the basis of 2011 ordinary life insurance in force and 24th largest on the basis of 2011 statutory admitted assets.  In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions.  Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

Geographic Markets

We sell life insurance, retirement and investment products and voluntary accident and health insurance throughout the United States.  The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam.  We also have sold funding agreements in the United States.

The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Life Group for 2012, based on information contained in statements filed with state insurance departments.  No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

California	12.7%
Texas	7.6
Florida	7.1
New York	5.9

REGULATION

The Allstate Life Group is subject to extensive regulation, primarily at the state level.  The method, extent, and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state agency.  In general, such regulation is intended for the protection of those who purchase or use insurance products.  These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency, reserve adequacy, insurance company licensing and examination, agent licensing, policy forms, rate setting, the nature and amount of investments, claims practices, participation in guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, and corporate governance.  Some of these matters are discussed in more detail below.  For a discussion of statutory financial information, see Note 14 of the consolidated financial statements.  For a discussion of regulatory contingencies, see Note 11 of the consolidated financial statements.  Notes 11 and 14 are incorporated in this Part I, Item 1 by reference.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny.  As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in 2010.  Hundreds of regulations required pursuant to this law must still be finalized, and we cannot predict what the final regulations will require but do not expect a material impact on the Allstate Life Group’s operations.  The law also created the Federal Insurance Office (“FIO”) within the Treasury Department.  The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council (“FSOC”), represents the U.S. on international insurance matters and studies the current regulatory system, and is expected to submit a report to Congress in 2013.  In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation.  We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on the Allstate Life Group.

Agent and Broker Compensation.  In recent years, several states considered new legislation or regulations regarding the compensation of agents and brokers by insurance companies.  The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with customers.  Agents and brokers in New York are required to disclose certain information concerning compensation.

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

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other products and financial services.  These risks constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and historical trends.  These cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this document, in our filings with the SEC or in materials incorporated therein by reference.

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

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

Our ability to manage our spread-based products, such as fixed annuities and institutional products, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates.  When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread.  Lowering interest crediting rates on some products in such an environment can partially offset decreases in investment yield.  However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in investment yields.  Decreases in the interest crediting rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of policy loans, surrenders and withdrawals.  Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits.  Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to increased surrenders at a time when our fixed income investment asset values are lower as a result of the increase in interest rates.  This could lead to the sale of fixed income securities at a loss.  For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields.  We may react to market conditions by increasing crediting rates, which could narrow spreads and reduce profitability.  Unanticipated surrenders could result in accelerated amortization of DAC or affect the recoverability of DAC and thereby increase expenses and reduce profitability.  In addition, changes in market interest rates impact the valuation of derivatives embedded in equity-indexed annuity contracts that are not hedged, which could lead to volatility in net income.

Changes in estimates of profitability on interest-sensitive life, fixed annuities and other investment products may adversely affect our profitability and financial condition through the amortization of DAC

DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to actual historical gross profits and estimated future gross profits (“EGP”) over the estimated lives of the contracts.  The principal assumptions for determining the amount of EGP are mortality, persistency, expenses, investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of any hedges.  Updates to these assumptions (commonly referred to as “DAC unlocking”) could adversely affect our profitability and financial condition.

Reducing our concentration in spread-based business may adversely affect reported results

We have been reducing our concentration in spread-based business and may take additional operational and financial actions.  Lower new sales of these products could negatively impact investment portfolio levels, complicate settlement of expiring contracts including forced sales of assets with unrealized capital losses, and affect insurance reserves deficiency testing.

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

We may not be able to mitigate the capital impact associated with statutory reserving requirements, potentially resulting in a need to increase prices, reduce sales of term or universal life products, and/or a return on equity below priced levels

To support statutory reserves for certain term and universal life insurance products with secondary guarantees, we currently utilize reinsurance and capital markets solutions for financing a portion of our statutory reserve requirements deemed to be non-economic.  As we continue to underwrite term and universal life business, we expect to have additional financing needs to mitigate the impact of these reserve requirements.  If we do not obtain additional financing as a result of market conditions or otherwise, this could require us to increase prices, reduce our sales of term or universal life products, and/or result in a return on equity below priced levels.

Risks Relating to Investments

We are subject to market risk and declines in credit quality which may adversely affect investment income and cause realized and unrealized losses

Although we continually reevaluate our investment management strategies, we remain subject to the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates.  Adverse changes to these rates, spreads and prices may occur due to changes in fiscal policy and the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness and/or risk tolerance.

We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads.  Credit spread is the additional yield on fixed income securities above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  Credit spreads vary (i.e. increase or decrease) in response to the market’s perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies.  Although we have the ability to use derivative financial instruments to manage these risks, the effectiveness of such instruments is subject to the same risks.  A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized and unrealized losses on securities, including realized and unrealized losses relating to equity and derivative strategies.

A decline in market interest rates or credit spreads could have an adverse effect on our investment income as we invest cash in new investments that may earn less than the portfolio’s average yield.  In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates.  A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities.  Alternatively, longer-term assets may be sold and reinvested in shorter-term assets in anticipation of rising interest rates.  An increase in market interest rates or credit spreads could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio.

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

The impact of our investment strategies may be adversely affected by developments in the financial markets

The impact of our investment management strategies may be adversely affected by unexpected developments in the financial markets.  For example, derivative contracts may result in coverage that is not as effective as intended thereby leading to the recognition of losses without the recognition of gains expected to mitigate the losses.

Concentration of our investment portfolio in any particular segment of the economy may have adverse effects on our operating results and financial condition

The concentration of our investment portfolio in any particular industry, collateral type, group of related industries, geographic sector or risk type could have an adverse effect on our investment portfolio and consequently on our results of operations and financial condition.  Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolio to the extent that the portfolio is concentrated rather than diversified.

The determination of the amount of realized capital losses recorded for impairments of our investments is subjective and could materially impact our operating results and financial condition

The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our ongoing evaluation and assessment of known and inherent risks associated with the respective asset class.  Such evaluations and assessments are revised as conditions change and new information becomes available.  We update our evaluations regularly and reflect changes in other-than-temporary impairments in our results of operations.  The assessment of whether other-than-temporary impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value.  Our conclusions on such assessments are judgmental and include assumptions and projections of future cash flows which may ultimately prove to be incorrect as assumptions, facts and circumstances change.  Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.

The determination of the fair value of our fixed income and equity securities is subjective and could materially impact our operating results and financial condition

In determining fair values we principally use the market approach which utilizes market transaction data for the same or similar instruments.  The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information.  The fair value of assets may differ from the actual amount received upon sale of an asset in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the assets’ fair values.  The difference between amortized cost or cost and fair value, net of deferred income taxes, certain DAC, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholder’s equity.  Changing market conditions could materially affect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly.

Risks Relating to the Insurance Industry

Our future growth and profitability are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

The insurance industry is highly competitive.  Our competitors include other insurers and, because some of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions.  Many of our competitors have well-established national reputations and market similar products.

Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material effect on our business, operating results or financial condition.  This includes competition for producers such as exclusive agents and their licensed sales professionals.  In the event we are unable to attract and retain these producers or they are unable to attract customers for our products, growth could be materially affected.  Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets.  Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistently with our business goals.

Difficult conditions in the global economy and capital markets generally could adversely affect our business and operating results and these conditions may not improve in the near future

As with most businesses, we believe difficult conditions in the global economy and capital markets, such as significant negative macroeconomic trends, including relatively high and sustained unemployment, reduced consumer spending, lower residential and commercial real estate prices, substantial increases in delinquencies on consumer debt, including defaults on home mortgages, and the relatively low availability of credit could have an adverse effect on our business and operating results.

Stressed conditions, volatility and disruptions in global capital markets, particular markets or financial asset classes could adversely affect our investment portfolio.  Disruptions in one market or asset class can also spread to other markets or asset classes.  Although the disruption in the global financial markets has moderated, not all global financial markets are functioning normally, and the rate of recovery from the U.S. recession has been below historic averages.  Several governments around the world have announced austerity actions to address their budget deficits that may lead to a decline in economic activity.  While European policy makers have developed mechanisms to address funding concerns, risks to the European economy and financial markets remain.

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

There can be no assurance that actions of the U.S. federal government, Federal Reserve and other regulatory bodies for the purpose of stabilizing the financial markets and stimulating the economy will achieve the intended effect

In response to the financial crises affecting the banking system, the financial markets and the broader economy in recent years, the U.S. federal government, the Federal Reserve and other regulatory bodies have taken actions such as purchasing mortgage-backed and other securities from financial institutions; investing directly in banks, thrifts, and bank and savings and loan holding companies; and increasing federal spending to stimulate the economy.  There can be no assurance as to the long term impact such actions will have on the financial markets or on economic conditions, including potential inflationary effects.  Continued volatility and any further economic deterioration could materially and adversely affect our business, financial condition and results of operations.

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

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

As insurance companies, broker-dealers, investment advisers and/or investment companies, many of our subsidiaries are subject to extensive laws and regulations.  These laws and regulations are complex and subject to change.  Changes may sometimes lead to additional expenses, increased legal exposure, and additional limits on our ability to grow or to achieve targeted profitability.  Moreover, laws and regulations are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including state insurance regulators; state securities administrators; state attorneys general; and federal agencies including the SEC, the FINRA and the U.S. Department of Justice.  Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight.  In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or to improve the profitability of our business.  Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies.  For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products.  In many respects, these laws and regulations limit our ability to grow or to improve the profitability of our business.

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

In recent years, the state insurance regulatory framework has come under public scrutiny, members of Congress have discussed proposals to provide for federal chartering of insurance companies, and the FIO and FSOC were established.  We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance and financial regulation.

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

Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business

Market conditions beyond our control impact the availability and cost of the reinsurance we purchase.  No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as is currently available.  If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our risk exposure, reduce our insurance writings, or develop or seek other alternatives.

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

A large scale pandemic, the continued threat of terrorism or military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and operating results

A large scale pandemic, the continued threat of terrorism, within the United States and abroad, or military and other actions, and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity.  Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large scale pandemic or the continued threat of terrorism.  Additionally, a large scale pandemic or terrorist act could have a material effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.

A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, our liquidity, operating results and financial condition

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business.  On an ongoing basis, rating agencies review our financial performance and condition and could downgrade or change the outlook on our ratings due to, for example, a change in one of our insurance company’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of our investment portfolio; a reduced confidence in management or our business strategy; as well as a number of other considerations that may or may not be under our control.  Our insurance financial strength ratings from A.M. Best, Standard & Poor’s and Moody’s are subject to continuous review, and the retention of current ratings cannot be assured.  A downgrade in any of these ratings could have a material effect on our sales, our competitiveness, the marketability of our product offerings, our liquidity, operating results and financial condition.

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

The occurrence of events unanticipated in our disaster recovery systems and management continuity planning or a support failure from external providers during a disaster could impair our ability to conduct business effectively

The occurrence of a disaster such as a natural catastrophe, an industrial accident, a terrorist attack or war, cyber attack, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data.  If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions.  Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering.  Like other global companies, we have experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions.  If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

We may not be able to protect our intellectual property and may be subject to infringement claims

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property.  Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property.  We may have to litigate to enforce and protect our intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and prove unsuccessful.  An inability to protect our intellectual property could have a material effect on our business.

We may be subject to claims by third parties for patent, trademark or copyright infringement or breach of usage rights.  Any such claims and any resulting litigation could result in significant expense and liability.  If our third party providers or we are found to have infringed a third-party intellectual property right, either of us could be enjoined from providing certain products or services or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses.  Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around.  Any of these scenarios could have a material effect on our business and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our home office is part of the Parent Group’s home office complex in Northbrook, Illinois.  As of December 31, 2012, the Home Office complex consists of several buildings totaling 2.3 million square feet of office space on a 278-acre site.  In addition, the Parent Group operates various administrative, data processing, claims handling and other support facilities.

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

The Company did not pay dividends on its common stock in 2012 or 2011.  For additional information on dividends, including restrictions on the payment of dividends by Allstate Life and its subsidiaries, see the Limitations on Dividends by Insurance Subsidiaries subsection of the “Regulation” section of Item 1. Business of this Form 10-K and the discussion under the heading “Dividend Limitations” in Note 14 of our consolidated financial statements, which are incorporated herein by reference.

Item 6.  Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA
($ in millions)	2012	2011	2010	2009	2008
Consolidated Operating Results
Premiums	$593	$624	$592	$581	$585
Contract charges	1,029	1,008	991	952	911
Net investment income	2,597	2,637	2,760	2,974	3,720
Realized capital gains and losses	(16)	390	(513)	(420)	(3,052)
Total revenues	4,203	4,659	3,830	4,087	2,164
Net income (loss)	426	469	(40)	(514)	(1,549)

Consolidated Financial Position
Investments	$55,866	$56,277	$59,442	$60,217	$59,772
Total assets	70,111	71,119	75,981	78,459	81,581
Reserve for life-contingent contract benefits and contractholder funds	52,751	55,335	59,178	63,106	69,036
Notes due to related parties	496	700	677	675	650
Shareholder’s equity	7,313	6,067	5,319	3,960	1,771

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we,” “our,” “us,” the “Company” or “ALIC”).  It should be read in conjunction with the 5-year summary of selected financial data, consolidated financial statements and related notes found under Part II, Item 6. and Item 8. contained herein.  We operate as a single segment entity, based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

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

•                  Fair value of financial assets

•                  Impairment of fixed income and equity securities

•                  Deferred policy acquisition costs amortization

•                  Reserve for life-contingent contract benefits estimation

In making these determinations, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.  Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations.  It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements.

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

Fair value of financial assets  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  We are responsible for the determination of fair value of financial assets and the supporting assumptions and methodologies.  We use independent third-party valuation service providers, broker quotes and internal pricing methods to determine fair values.  We obtain or calculate only one single quote or price for each financial instrument.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary models, produce valuation information in the form of a single fair value for individual fixed income and other securities for which a fair value has been requested under the terms of our agreements.  The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spreads, currency rates, and other information, as applicable.  Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities.  Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments.  The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information.  Executing valuation models effectively requires seasoned professional judgment and experience.  For certain equity securities, valuation service providers provide market quotations for completed transactions on the measurement date.  In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

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

The fair value of certain financial assets, including privately placed corporate fixed income securities, auction rate securities (“ARS”) backed by student loans, equity-indexed notes, and certain free-standing derivatives, for which our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry.  Our internal pricing methods are primarily based on models using discounted cash flow methodologies that develop a single best estimate of fair value.  Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including yield curves, quoted market prices of comparable securities, published credit spreads, and other applicable market data as well as instrument-specific characteristics that include, but are not limited to, coupon rates, expected cash flows, sector of the issuer, and call provisions.  Judgment is required in developing these fair values.  As a result, the fair value of these financial assets may differ from the amount actually received to sell an asset in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ fair values.

For most of our financial assets measured at fair value, all significant inputs are based on or corroborated by market observable data and significant management judgment does not affect the periodic determination of fair value.  The determination of fair value using discounted cash flow models involves management judgment when significant model inputs are not based on or corroborated by market observable data.  However, where market observable data is available, it takes precedence, and as a result, no range of reasonably likely inputs exists from which the basis of a sensitivity analysis could be constructed.

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

The fair value of our ARS backed by student loans is $202 million as of December 31, 2012.  We performed a sensitivity analysis of reasonably likely changes in the anticipated date liquidity will return to the student loan ARS market as of December 31, 2012.  If the anticipated date liquidity will return to this market increased or decreased by six months, the fair value of our ARS backed by student loans would decrease or increase by 2.0%, respectively.  The selection of these hypothetical scenarios represents an illustration of the estimated potential proportional effect of alternate assumptions and should not be construed as either a prediction of future events or an indication that it would be reasonably likely that all securities would be similarly affected.

We gain assurance that our financial assets are appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with accounting standards.  For fair values received from third parties or internally estimated, our processes and controls are designed to ensure that the valuation methodologies are appropriate and consistently applied, the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded.  For example, on a continuing basis, we assess the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers or brokers or derived from internal models.  We perform procedures to understand and assess the methodologies, processes and controls of valuation service providers.  In addition, we may validate the reasonableness of fair values by comparing information obtained from valuation service providers or brokers to other third party valuation sources for selected securities.  We perform ongoing price validation procedures such as back-testing of actual sales, which corroborate the various inputs used in internal models to market observable data.  When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.

We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly.  Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources.  If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model.  As of December 31, 2012 and 2011, we did not alter fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.

The following table identifies fixed income and equity securities and short-term investments as of December 31, 2012 by source of fair value determination:

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$5,679	12.3%
Fair value based on external sources (1)	40,417	87.7
Total	$46,096	100.0%

_____________

(1) Includes $3.05 billion that are valued using broker quotes.

For additional detail on fair value measurements, see Note 6 of the consolidated financial statements.

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

Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other-than-temporarily impaired, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances that result in changes to management’s intent to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value.  Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized.  The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder’s equity, since our securities are designated as available for sale and carried at fair value and as a result, any related unrealized loss, net of deferred income taxes and related DAC, deferred sales inducement costs and reserves for life-contingent contract benefits, would already be reflected as a component of accumulated other comprehensive income in shareholder’s equity.

The determination of the amount of other-than-temporary impairment is an inherently subjective process based on periodic evaluations of the factors described above.  Such evaluations and assessments are revised as conditions change and new information becomes available.  We update our evaluations regularly and reflect changes in other-than-temporary impairments in results of operations as such evaluations are revised.  The use of different methodologies and assumptions in the determination of the amount of other-than-temporary impairments may have a material effect on the amounts presented within the consolidated financial statements.

For additional detail on investment impairments, see Note 5 of the consolidated financial statements.

Deferred policy acquisition costs amortization  We incur significant costs in connection with acquiring insurance policies and investment contracts.  In accordance with GAAP, costs that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts are deferred and recorded as an asset on the Consolidated Statements of Financial Position.

DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business.  Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy.  The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits.  Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur.  Generally, the amortization periods for these policies approximates the estimated lives of the policies.  The recovery of DAC is dependent upon the future profitability of the business.  We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience.  We aggregate all traditional life insurance products and immediate annuities with life contingencies in the analysis.  In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency.  In 2012, 2011 and 2010, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.

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

AGP and EGP primarily consist of the following components: contract charges for the cost of insurance less mortality costs and other benefits (benefit margin);  investment income and realized capital gains and losses less interest credited (investment margin); and surrender and other contract charges less maintenance expenses (expense margin).  The principal assumptions for determining the amount of EGP are persistency, mortality, expenses, investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of any hedges, and these assumptions are reasonably likely to have the greatest impact on the amount of DAC amortization.  Changes in these assumptions can be offsetting and we are unable to reasonably predict their future movements or offsetting impacts over time.

Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance.  This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in force and realized capital gains and losses on investments supporting the product liability.  The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss.  If the AGP is greater than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally increase, resulting in a current period decrease to earnings.  The opposite result generally occurs when the AGP is less than the EGP in the period, but the total EGP is unchanged.  However, when DAC amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements.  Negative amortization is only recorded when the increased DAC balance is determined to be recoverable based on facts and circumstances.  Negative amortization was not recorded for certain fixed annuities during 2012, 2011 and 2010 periods in which capital losses were realized on their related investment portfolio.  For products whose supporting investments are exposed to capital losses in excess of our expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC amortization may be modified to exclude the excess capital losses.

Annually, we review and update all assumptions underlying the projections of EGP, including persistency, mortality, expenses, investment returns, comprising investment income and realized capital gains and losses, interest crediting rates and the effect of any hedges.  At each reporting period, we assess whether any revisions to assumptions used to determine DAC amortization are required.  These reviews and updates may result in amortization acceleration or deceleration, which are commonly referred to as “DAC unlocking”.  If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings.  A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.

The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin during the years ended December 31.

($ in millions)	2012	2011	2010
Investment margin	$3	$(3)	$(9)
Benefit margin	33	(6)	22
Expense margin	(2)	18	(30)
Net acceleration (deceleration)	$34	$9	$(17)

In 2012, DAC amortization acceleration for changes in the investment margin component of EGP primarily related to fixed annuities and was due to lower projected investment returns.  The acceleration related to benefit margin was primarily due to increased projected mortality on variable life insurance, partially offset by increased projected persistency on interest-sensitive life insurance.  The deceleration related to expense margin related to interest-sensitive life insurance and fixed annuities and was due to a decrease in projected expenses.  In 2011, DAC amortization deceleration related to changes in the investment margin component of EGP primarily related to equity-indexed annuities and was due to an increase in projected investment margins.  The deceleration related to benefit margin was primarily due to increased projected persistency on interest-sensitive life insurance.  The acceleration related to expense margin primarily related to interest-sensitive life insurance and was due to an increase in projected expenses.  In 2010, DAC amortization deceleration related to changes in the investment margin component of EGP primarily related to interest-sensitive life insurance and was due to higher than previously projected investment income and lower interest credited, partially offset by higher projected realized capital losses.  The acceleration related to benefit margin was primarily due to lower projected renewal premium (which is also expected to reduce persistency) on interest-sensitive life insurance, partially offset by higher than previously projected revenues associated with variable life insurance due to appreciation in the underlying separate account valuations.  The deceleration related to expense margin resulted from current and expected expense levels lower than previously projected.

The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2012.

($ in millions)	Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$68
Decrease in future investment margins of 25 basis points	$(76)

Decrease in future life mortality by 1%	$15
Increase in future life mortality by 1%	$(16)

Any potential changes in assumptions discussed above are measured without consideration of correlation among assumptions.  Therefore, it would be inappropriate to add them together in an attempt to estimate overall variability in amortization.

For additional detail related to DAC, see the Operations section of this document.

Reserve for life-contingent contract benefits estimation  Due to the long term nature of traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, benefits are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums.  Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under these insurance policies.  These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration.  Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields.  Mortality, morbidity and policy termination assumptions are based on our experience and industry experience.  Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.  These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period.  However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material effect on our operating results and financial condition.  We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience.  In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.  In 2012, 2011 and 2010, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.  We will continue to monitor the experience of our traditional life insurance and immediate annuities.  We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC.

For further detail on the reserve for life-contingent contract benefits, see Note 8 of the consolidated financial statements.

2012 HIGHLIGHTS

•	Net income was $426 million in 2012 compared to $469 million in 2011.
•

Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $1.56 billion in 2012, an increase of 4.4% from $1.49 billion in 2011.

•

Investments totaled $55.87 billion as of December 31, 2012, reflecting a decrease in carrying value of $411 million from $56.28 billion as of December 31, 2011. Net investment income decreased 1.5% to $2.60 billion in 2012 from $2.64 billion in 2011.

•	Net realized capital losses totaled $16 million in 2012 compared to net realized capital gains of $390 million in 2011.
•	Contractholder funds totaled $38.63 billion as of December 31, 2012, reflecting a decrease of $3.04 billion from $41.67 billion as of December 31, 2011.

OPERATIONS

Overview and strategy  We sell life insurance, voluntary employee benefits products, and products designed to meet customer retirement and investment needs.  We serve our customers through Allstate exclusive agencies and exclusive financial specialists and non-proprietary distribution channels.  We bring value to our ultimate parent, the Corporation, in three principal ways: through profitable growth, by bringing new customers to Allstate, and by improving the economics of the Corporation’s property-liability insurance business through increased customer loyalty and stronger customer relationships based on cross selling our products to their customers.  Our strategy is focused on expanding Allstate customer relationships, growing our underwritten product sales through Allstate exclusive agencies, improving returns on and reducing our exposure to spread-based products, and emphasizing capital efficiency and shareholder returns.

Our products include interest-sensitive, traditional and variable life insurance; fixed annuities such as deferred and immediate annuities; voluntary accident and health insurance; and funding agreements backing medium-term notes, which we most recently offered in 2008.  Our products are sold through multiple distribution channels including Allstate exclusive agencies and exclusive financial specialists, independent master brokerage agencies, workplace enrolling independent agents in New York, directly through call centers and the internet, and through March 22, 2013, specialized structured settlement brokers.  Effective March 22, 2013, we will no longer offer structured settlement annuities.  We will continue to service the in-force structured settlement contracts.  Our institutional product line consists of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.

We continue to shift our mix of products in force by decreasing our lower returning spread-based products, principally fixed annuities and institutional products, and through growth of our higher returning underwritten products having mortality risk, principally life insurance products.  In addition to focusing on higher return markets, products and distribution channels, we continue to implement capital efficiency and enterprise risk and return management strategies and actions.

Based upon Allstate’s strong financial position and brand, we have a unique opportunity to cross-sell to our customer base.  We will enhance trusted customer relationships through Allstate exclusive agencies to serve those who are looking for assistance in meeting their protection and retirement needs by providing them with the information, products and services that they need.  To further strengthen our value proposition to Allstate exclusive agencies and drive further engagement in selling our products, the new agent compensation structure incorporates sales of our products.  During 2012, we introduced a new deferred annuity product that allows Allstate exclusive agents to continue to offer a full range of products that meet customer retirement needs while providing us an attractive risk adjusted return profile.

Our deferred and immediate annuity business has been adversely impacted by the credit cycle and historically low interest rate environment.  Our immediate annuity business has been impacted by medical advancements that have resulted in annuitants living longer than anticipated when many of these contracts were originated.  We are aggressively reducing the level of legacy deferred annuities in force and proactively managing annuity crediting rates to improve the profitability of the business.  We are managing the investment portfolio supporting our immediate annuities to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business.  We are increasing limited partnership and other alternative asset investments to appropriately match investment duration with these long-term illiquid liabilities.

Outlook

•	Our growth initiatives continue to focus on increasing the number of customers served through the Allstate proprietary channel.
•	We continue to focus on improving returns and reducing our concentration in spread-based products resulting in net reductions in contractholder fund obligations.
•

We plan to further grow premiums and contract charges on underwritten insurance products and offer a broad range of products to meet our customers’ needs for retirement income, including third-party solutions when we choose not to offer certain products.

•

We expect lower investment spread due to reduced contractholder funds, the continuing low interest rate environment and changes in asset allocations. The amount by which the low interest rate environment will reduce our investment spread is contingent on our ability to maintain the portfolio yield and lower interest crediting rates on spread-based products, which could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees, and may not match the timing or magnitude of changes in asset yields. We also anticipate changing our asset allocation for long-term immediate annuities by reducing fixed income securities and increasing investments in limited partnerships and other alternative investments. This shift could result in lower and more volatile investment income; however, we anticipate that this strategy will lead to higher total returns and shareholder’s equity.

•	We expect increases in shareholder’s equity as there are limitations on the amount of dividends we can pay without prior approval by our insurance department.
•

We continue to review our strategic options to reduce our exposure and improve returns of the spread-based businesses. As a result, we may take additional operational and financial actions that offer return improvement and risk reduction opportunities.

Summary analysis   Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2012	2011	2010
Revenues
Premiums	$593	$624	$592
Contract charges	1,029	1,008	991
Net investment income	2,597	2,637	2,760
Realized capital gains and losses	(16)	390	(513)
Total revenues	4,203	4,659	3,830

Costs and expenses
Contract benefits	(1,521)	(1,502)	(1,496)
Interest credited to contractholder funds	(1,289)	(1,608)	(1,764)
Amortization of DAC	(324)	(430)	(220)
Operating costs and expenses	(437)	(394)	(408)
Restructuring and related charges	--	(1)	3
Interest expense	(45)	(45)	(44)
Total costs and expenses	(3,616)	(3,980)	(3,929)

Gain on disposition of operations	18	15	14
Income tax (expense) benefit	(179)	(225)	45
Net income (loss)	$426	$469	$(40)

Investments as of December 31	$55,866	$56,277	$59,442

Net income in 2012 was $426 million compared to $469 million in 2011.  The decrease was primarily due to net realized capital losses in 2012 compared to net realized capital gains in 2011, partially offset by decreased interest credited to contractholder funds and lower amortization of DAC.

Net income in 2011 was $469 million compared to a net loss of $40 million in 2010.  The improvement was primarily due to net realized capital gains in 2011 compared to net realized capital losses in 2010, decreased interest credited to contractholder funds and higher premiums and contract charges, partially offset by higher amortization of DAC and lower net investment income.

Analysis of revenues   Total revenues decreased 9.8% or $456 million in 2012 compared to 2011 due to net realized capital losses in 2012 compared to net realized capital gains in 2011 and lower net investment income.  Total revenues increased 21.6% or $829 million in 2011 compared to 2010 due to net realized capital gains in 2011 compared to net realized capital losses in 2010 and higher premiums and contract charges, partially offset by lower net investment income.

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

The following table summarizes premiums and contract charges by product for the years ended December 31.

($ in millions)	2012	2011	2010
Underwritten products
Traditional life insurance premiums	$449	$420	$399
Accident and health insurance premiums	99	98	96
Interest-sensitive life insurance contract charges	1,011	975	952
Subtotal	1,559	1,493	1,447

Annuities
Immediate annuities with life contingencies premiums	45	106	97
Other fixed annuity contract charges	18	33	39
Subtotal	63	139	136

Premiums and contract charges (1)	$1,622	$1,632	$1,583

_______________

(1)   Contract charges related to the cost of insurance totaled $685 million, $648 million and $627 million in 2012, 2011 and 2010, respectively.

Total premiums and contract charges decreased 0.6% in 2012 compared to 2011 primarily due to lower sales of immediate annuities with life contingencies, partially offset by higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders and lower reinsurance ceded, and increased traditional life insurance premiums due to lower reinsurance ceded and higher sales through Allstate agencies.  Sales of immediate annuities with life contingencies fluctuate with changes in our pricing competitiveness relative to other insurers.

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

Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance, fixed annuities and funding agreements.  The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals, maturities and contract charges for mortality or administrative expenses.  The following table shows the changes in contractholder funds for the years ended December 31.

($ in millions)	2012	2011	2010
Contractholder funds, beginning balance	$41,669	$46,458	$50,850

Deposits
Fixed annuities	927	666	931
Interest-sensitive life insurance	1,253	1,203	1,432
Total deposits	2,180	1,869	2,363

Interest credited	1,296	1,592	1,752

Benefits, withdrawals, maturities and other adjustments
Benefits	(1,454)	(1,454)	(1,537)
Surrenders and partial withdrawals	(3,969)	(4,908)	(4,166)
Maturities of and interest payments on institutional products	(138)	(867)	(1,833)
Contract charges	(995)	(962)	(921)
Net transfers from separate accounts	11	12	11
Fair value hedge adjustments for institutional products	--	(34)	(196)
Other adjustments (1)	34	(37)	135
Total benefits, withdrawals, maturities and other adjustments	(6,511)	(8,250)	(8,507)
Contractholder funds, ending balance	$38,634	$41,669	$46,458

____________________

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

Contractholder funds decreased 7.3%, 10.3% and 8.6% in 2012, 2011 and 2010, respectively, reflecting our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 8.9% in 2012 compared to 2011 and 9.4% in 2011 compared to 2010.

Contractholder deposits increased 16.6% in 2012 compared to 2011 primarily due to increased fixed annuity deposits driven by new equity-indexed annuity products launched in second quarter 2012.  Contractholder deposits decreased 20.9% in 2011 compared to 2010 primarily due to lower deposits on fixed annuities.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 19.1% to $3.97 billion in 2012 from $4.91 billion in 2011.  2011 had elevated surrenders on fixed annuities resulting from crediting rate actions and a large number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge.  In 2011, surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 17.8% to $4.91 billion from $4.17 billion in 2010 primarily due to higher surrenders on fixed annuities, partially offset by lower surrenders and partial withdrawals on interest-sensitive life insurance products.  The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 11.5% in 2012 compared to 12.7% in 2011 and 10.2% in 2010.

Maturities of and interest payments on institutional products decreased to $138 million in 2012 from $867 million in 2011 and $1.83 billion in 2010, reflecting differences in the timing and magnitude of maturities for these declining obligations.

Analysis of costs and expenses   Total costs and expenses decreased 9.1% or $364 million in 2012 compared to 2011 primarily due to lower interest credited to contractholder funds and amortization of DAC.  Total costs and expenses increased 1.3% or $51 million in 2011 compared to 2010 primarily due to higher amortization of DAC, partially offset by lower interest credited to contractholder funds.

Contract benefits increased 1.3% or $19 million in 2012 compared to 2011 primarily due to worse mortality experience on life insurance, partially offset by lower sales of immediate annuities with life contingencies and the reduction in reserves for secondary guarantees on interest-sensitive life insurance.  Our 2012 annual review of assumptions resulted in a $13 million decrease in the reserves for secondary guarantees on interest-sensitive life insurance due to favorable projected mortality.

Contract benefits increased 0.4% or $6 million in 2011 compared to 2010 primarily due to unfavorable mortality experience on life insurance, partially offset by reserve reestimations recorded in second quarter 2010 that did not recur in 2011.  The reserve reestimations in second quarter 2010 utilized more refined policy level information and assumptions.  The increase in reserves for certain secondary guarantees on universal life insurance policies resulted in a charge to contract benefits of $68 million.  The decrease in reserves for immediate annuities resulted in a credit to contract benefits of $26 million.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $538 million, $541 million and $549 million in 2012, 2011 and 2010, respectively.

The benefit spread by product group for the years ended December 31 is disclosed in the following table.

($ in millions)	2012	2011	2010
Life insurance	$334	$342	$267
Accident and health insurance	27	24	30
Annuities	(66)	(55)	(25)
Total benefit spread	$295	$311	$272

Benefit spread decreased 5.1% or $16 million in 2012 compared to 2011 primarily due to worse mortality experience on life insurance and annuities, partially offset by lower reinsurance premiums ceded on life insurance, higher cost of insurance contract charges on interest-sensitive life insurance and the reduction in reserves for secondary guarantees on interest-sensitive life insurance.

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

Interest credited to contractholder funds decreased 19.8% or $319 million in 2012 compared to 2011 primarily due to the valuation change on derivatives embedded in equity-indexed annuity contracts that reduced interest credited expense, lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $126 million in 2012 compared to an $18 million increase in 2011.  During third quarter 2012, we reviewed the significant valuation inputs for these embedded derivatives and reduced the projected option cost to reflect management’s current and anticipated crediting rate setting actions, which were informed by the existing and projected low interest rate environment and are consistent with our strategy to reduce exposure to spread-based business.  The reduction in projected interest rates to the level currently being credited, approximately 2%, resulted in a reduction of contractholder funds and interest credited expense by $169 million.  Amortization of deferred sales inducement costs was $14 million in 2012 compared to $23 million in 2011.

Interest credited to contractholder funds decreased 8.8% or $156 million in 2011 compared to 2010 primarily due to lower average contractholder funds and lower interest crediting rates on deferred fixed annuities, interest-sensitive life insurance and immediate fixed annuities.  Additionally, valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $18 million in 2011.  Amortization of deferred sales inducement costs was $23 million in 2011 compared to $27 million in 2010.

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

The investment spread by product group for the years ended December 31 is shown in the following table.

($ in millions)	2012	2011	2010
Annuities and institutional products	$290	$188	$179
Life insurance	86	59	38
Accident and health insurance	14	8	8
Net investment income on investments supporting capital	254	251	222
Investment spread before valuation changes on embedded derivatives that are not hedged	644	506	447
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	126	(18)	--
Total investment spread	$770	$488	$447

Investment spread before valuation changes on embedded derivatives that are not hedged increased 27.3% or $138 million in 2012 compared to 2011 due to income from limited partnerships and lower crediting rates, partially offset by lower yields on fixed income securities and the continued managed reduction in our spread-based business in force.  Investment spread before valuation changes on embedded derivatives that are not hedged increased 13.2% or $59 million in 2011 compared to 2010 as actions to improve investment portfolio yields and lower crediting rates more than offset the effect of the continuing decline in our spread-based business in force.  For further analysis on the valuation changes on derivatives embedded in equity-indexed annuity contracts, see the interest credited to contractholder funds section.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Interest-sensitive life insurance	5.3%	5.4%	5.5%	4.0%	4.2%	4.4%	1.3%	1.2%	1.1%
Deferred fixed annuities and institutional products	4.6	4.6	4.4	3.2	3.3	3.3	1.4	1.3	1.1
Immediate fixed annuities with and without life contingencies	6.9	6.3	6.4	6.1	6.2	6.4	0.8	0.1	--
Investments supporting capital, traditional life and other products	4.1	4.0	3.9	n/a	n/a	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	2012	2011	2010
Immediate fixed annuities with life contingencies	$8,885	$8,827	$8,692
Other life contingent contracts and other	5,232	4,839	4,028
Reserve for life-contingent contract benefits	$14,117	$13,666	$12,720

Interest-sensitive life insurance	$10,356	$10,195	$10,061
Deferred fixed annuities	22,038	25,198	29,337
Immediate fixed annuities without life contingencies	3,813	3,819	3,797
Institutional products	1,851	1,891	2,650
Other	576	566	613
Contractholder funds	$38,634	$41,669	$46,458

The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2012 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum.  Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, and institutional products totaling $10.72 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds

Annuities with annual crediting rate resets	3.15%	3.16%	$ 10,626
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	2.05	3.93	1,610
Resettable after 12 months	1.56	3.54	5,434
Interest-sensitive life insurance	3.90	4.16	10,249

_______________

(1)  These contracts include interest rate guarantee periods which are typically 5 or 6 years.

Amortization of DAC decreased 24.7% or $106 million in 2012 compared to 2011 and increased 95.5% or $210 million in 2011 compared to 2010.  The components of amortization of DAC for the years ended December 31 are summarized in the following table.

($ in millions)	2012	2011	2010
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$233	$265	$201
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	57	156	36
Amortization acceleration (deceleration) for changes in assumptions (“DAC unlocking”)	34	9	(17)
Total amortization of DAC	$324	$430	$220

_______________

(1)  The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease in DAC amortization in 2012 compared to 2011 was primarily due to decreased amortization relating to realized capital gains and losses and decreased amortization on fixed annuity products due to the DAC balance for contracts issued prior to 2010 being fully amortized, partially offset by increased amortization acceleration for changes in assumptions and increased amortization relating to valuation changes on embedded derivatives that are not hedged.  Amortization relating to valuation changes on derivatives embedded in equity-indexed annuity contracts was $25 million in 2012.

The increase in DAC amortization in 2011 compared to 2010 was primarily due to increased amortization relating to realized capital gains, lower amortization in 2010 resulting from decreased benefit spread on interest-sensitive life insurance due to the reestimation of reserves, and an unfavorable change in amortization acceleration/deceleration for changes in assumptions.

Our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines.  In 2012, the review resulted in an acceleration of DAC amortization (charge to income) of $34 million.  Amortization acceleration of $38 million related to variable life insurance and was primarily due to an increase in projected mortality.  Amortization acceleration of $4 million related to fixed annuities and was primarily due to lower projected investment returns.  Amortization deceleration of $8 million related to interest-sensitive life insurance and was primarily due to an increase in projected persistency.

In 2011, the review resulted in an acceleration of DAC amortization of $9 million.  Amortization acceleration of $15 million related to interest-sensitive life insurance and was primarily due to an increase in projected expenses.  Amortization deceleration of $6 million related to equity-indexed annuities and was primarily due to an increase in projected investment margins.

In 2010, the review resulted in a deceleration of DAC amortization (credit to income) of $17 million.  Amortization deceleration of $37 million related to variable life insurance and was primarily due to appreciation in the underlying separate account valuations.  Amortization acceleration of $19 million related to interest-sensitive life insurance and was primarily due to an increase in projected realized capital losses and lower projected renewal premium (which is also expected to reduce persistency), partially offset by lower expenses.

The changes in DAC for the years ended December 31 are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest- sensitive life insurance		Fixed annuities		Total
	2012	2011	2012	2011	2012	2011	2012	2011

Beginning balance	$384	$365	$1,572	$1,793	$209	$368	$2,165	$2,526
Acquisition costs deferred	65	58	172	160	25	23	262	241
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions (1)	(39)	(39)	(169)	(170)	(25)	(56)	(233)	(265)
Amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged (1)	--	--	(18)	(21)	(39)	(135)	(57)	(156)
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”) (1)	--	--	(30)	(15)	(4)	6	(34)	(9)
Effect of unrealized capital gains and losses (2)	--	--	(128)	(175)	(141)	3	(269)	(172)
Ending balance	$410	$384	$1,399	$1,572	$25	$209	$1,834	$2,165

___________________

(1)   Included as a component of amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.

(2)   Represents the change in the DAC adjustment for unrealized capital gains and losses.  The DAC adjustment balance was $(376) million and $(107) million as of December 31, 2012 and 2011, respectively, and represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

Operating costs and expenses increased 10.9% or $43 million in 2012 compared to 2011 and decreased 3.4% or $14 million in 2011 compared to 2010.  The following table summarizes operating costs and expenses for the years ended December 31.

($ in millions)	2012	2011	2010
Non-deferrable commissions	$33	$39	$37
General and administrative expenses	370	313	323
Taxes and licenses	34	42	48
Total operating costs and expenses	$437	$394	$408

Restructuring and related charges	$--	$1	$(3)

General and administrative expenses increased 18.2% or $57 million in 2012 compared to 2011 primarily due to higher employee related expenses, lower reinsurance expense allowances and increased marketing costs, partially offset by a charge in 2011 related to the liquidation plan for Executive Life Insurance Company of New York.

General and administrative expenses decreased 3.1% or $10 million in 2011 compared to 2010 primarily due to lower employee and professional service costs and reduced insurance department assessments for 2011, partially offset by a charge related to the liquidation plan for Executive Life Insurance Company of New York.

Gain on disposition of $18 million in 2012 relates to the amortization of the deferred gain from the disposition through reinsurance of substantially all of our variable annuity business in 2006, and the sale of Surety Life Insurance Company, which was not used for new business, in third quarter 2012.

Reinsurance ceded  We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses.  In addition, we have used reinsurance to effect the acquisition or disposition of certain blocks of business.  We retain primary liability as a direct insurer for all risks ceded to reinsurers.  As of December 31, 2012 and 2011, 39% and 42%, respectively, of our face amount of life insurance in force was reinsured.  Additionally, we ceded substantially all of the risk associated with our variable annuity business and we cede 100% of the morbidity risk on substantially all of our long-term care contracts.

Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	Standard & Poor’s financial strength rating (4)	Reinsurance recoverable on paid and unpaid benefits
		2012	2011
Prudential Insurance Company of America	AA-	$1,691	$1,681
Employers Reassurance Corporation	A+	1,059	960
Transamerica Life Group	AA-	447	454
RGA Reinsurance Company	AA-	359	357
Swiss Re Life and Health America, Inc. (1)	AA-	216	211
Scottish Re Group (2)	N/A	131	134
Munich American Reassurance	AA-	131	126
Paul Revere Life Insurance Company	A	127	132
Security Life of Denver	A-	83	71
Manulife Insurance Company	AA-	62	64
Lincoln National Life Insurance	AA-	60	63
Triton Insurance Company	N/A	55	56
American Health & Life Insurance Co.	N/A	45	48
Other (3)		104	100
Total		$4,570	$4,457

________________________

(1)           The Company has extensive reinsurance contracts directly with Swiss Re and its affiliates and indirectly through Swiss Re’s acquisition of other companies with whom we had reinsurance or retrocession contracts.

(2)           The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group as of December 31, 2012 comprised $71 million related to Scottish Re Life Corporation and $60 million related to Scottish Re (U.S.), Inc.  The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group as of December 31, 2011 comprised $73 million related to Scottish Re Life Corporation and $61 million related to Scottish Re (U.S.), Inc.

(3)           As of December 31, 2012 and 2011, the other category includes $87 million and $84 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor’s (“S&P”).

(4)           N/A reflects no rating available.

We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed.  No amounts have been deemed unrecoverable in the three-years ended December 31, 2012.

INVESTMENTS 2012 HIGHLIGHTS

•                  Investments totaled $55.87 billion as of December 31, 2012, a decrease of 0.7% from $56.28 billion as of December 31, 2011.

•                  Unrealized net capital gains totaled $3.70 billion as of December 31, 2012, increasing from $1.97 billion as of December 31, 2011.

•                  Net investment income was $2.60 billion in 2012, a decrease of 1.5% from $2.64 billion in 2011.

•                  Net realized capital losses were $16 million in 2012 compared to net realized capital gains of $390 million in 2011.

INVESTMENTS

Overview and strategy  The return on our investment portfolio is an important component of our financial results.  Our investment strategy focuses on the total return of assets needed to support the underlying liabilities, asset-liability management and achieving an appropriate return on capital.

We employ a strategic asset allocation approach which considers the nature of the liabilities and risk tolerances, as well as the risk and return parameters of the various asset classes in which we invest.  This asset allocation is informed by our global economic and market outlook, as well as other inputs and constraints, including diversification effects, duration, liquidity and capital considerations.  Within the ranges set by the strategic asset allocation, tactical investment decisions are made in consideration of prevailing market conditions.  We manage risks associated with interest rates, credit spreads, equity markets, real estate and currency exchange rates.  Our continuing focus is to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects.

Investments outlook

We anticipate that interest rates may remain below historic averages for an extended period of time and that financial markets will continue to have periods of high volatility.  Invested assets and income are expected to decline in line with reductions in contractholder funds and as we continue to invest and reinvest proceeds at market yields that are below the current portfolio yield.  We plan to focus on the following priorities:

•	Optimizing return and risk in an uncertain economic climate and volatile investment markets.
•	Shifting the portfolio mix in the next few years to have less reliance on lending to borrowers and a greater proportion of ownership of assets including real estate and other cash-generating assets.
•	Managing the alignment of assets with respect to our changing liability profile.

Portfolio composition  The composition of the investment portfolio as of December 31, 2012 is presented in the table below.

($ in millions)		Percent to total
Fixed income securities (1)	$44,876	80.3%
Mortgage loans	5,943	10.6
Equity securities (2)	345	0.6
Limited partnership interests (3)	1,924	3.5
Short-term investments (4)	875	1.6
Policy loans	836	1.5
Other	1,067	1.9
Total	$55,866	100.0%

______________________

(1)  Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $41.19 billion.

(2)  Equity securities are carried at fair value.  Cost basis for these securities was $310 million.

(3)  We have commitments to invest in additional limited partnership interests totaling $947 million.

(4)  Short-term investments are carried at fair value.  Amortized cost basis for these investments was $875 million.

Total investments decreased to $55.87 billion as of December 31, 2012, from $56.28 billion as of December 31, 2011, primarily due to net reductions in contractholder funds of $3.04 billion, partially offset by higher valuations of fixed income securities.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically referenced as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  The increase in valuation of fixed income securities during 2012 was due to tightening credit spreads and decreasing risk-free interest rates.

During 2012, strategic actions focused on optimizing portfolio yield, return and risk considerations in the low interest rate environment.  We increased our investment in intermediate corporate fixed income securities and opportunistically reduced our investment in structured securities, including asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”), and ARS, taking advantage of increased valuations and demand.  We also increased our limited partnership interests, consistent with our strategy to have a greater proportion of ownership of assets.

Fixed income securities by type are listed in the table below.

($ in millions)	Fair value as of December 31, 2012	Percent to total investments	Fair value as of December 31, 2011	Percent to total investments
U.S. government and agencies	$2,379	4.3%	$2,743	4.9%
Municipal	4,704	8.4	4,692	8.3
Corporate	31,531	56.5	30,404	54.0
Foreign government	1,180	2.1	1,068	1.9
ABS	1,865	3.3	2,108	3.8
RMBS	1,791	3.2	2,714	4.8
CMBS	1,408	2.5	1,683	3.0
Redeemable preferred stock	18	--	16	--
Total fixed income securities	$44,876	80.3%	$45,428	80.7%

As of December 31, 2012, 92.5% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners (“NAIC”), and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of December 31, 2012.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$2,379	$242	$--	$--	$--	$--

Municipal
Taxable and tax exempt	272	32	2,758	423	1,054	137
ARS	84	(8)	93	(13)	12	(2)

Corporate
Public	679	58	1,574	143	7,834	806
Privately placed	593	47	990	91	3,234	332

Foreign government	496	95	232	12	176	20

ABS
Collateralized debt obligations (“CDO”)	125	5	558	1	251	(25)
Consumer and other asset-backed securities (“Consumer and other ABS”)	353	12	125	3	99	2

RMBS
U.S. government sponsored entities (“U.S. Agency”)	728	37	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	52	2	41	1	41	1
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	--	--	25	1
Subprime residential mortgage-backed securities (“Subprime”)	--	--	24	--	17	--

CMBS	745	35	99	3	153	5

Redeemable preferred stock	--	--	--	--	--	--

Total fixed income securities	$6,506	$557	$6,494	$664	$12,896	$1,277

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$2,379	$242

Municipal
Taxable and tax exempt	339	(7)	79	(8)	4,502	577
ARS	13	(3)	--	--	202	(26)

Corporate
Public	9,245	867	1,380	73	20,712	1,947
Privately placed	5,203	348	799	18	10,819	836

Foreign government	276	36	--	--	1,180	163

ABS
CDO	194	(28)	115	(26)	1,243	(73)
Consumer and other ABS	39	3	6	(3)	622	17

RMBS
U.S. Agency	--	--	--	--	728	37
Prime	115	2	201	21	450	27
Alt-A	44	1	256	(7)	325	(5)
Subprime	9	(1)	238	(45)	288	(46)

CMBS	141	(4)	270	(56)	1,408	(17)

Redeemable preferred stock	17	3	1	--	18	3

Total fixed income securities	$15,635	$1,217	$3,345	$(33)	$44,876	$3,682

Municipal bonds, including taxable, tax exempt and ARS securities, totaled $4.70 billion as of December 31, 2012 with an unrealized net capital gain of $551 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $37 million of pre-refunded bonds, as of December 31, 2012.

($ in millions) State	State general obligation	Local general obligation	Revenue (1)	Fair value	Amortized cost	Average credit rating
California	$79	$272	$307	$658	$592	A
Texas	--	269	281	550	471	Aa
New York	17	--	314	331	304	Aa
Delaware	--	--	225	225	231	Aa
Oregon	--	193	28	221	183	A
New Jersey	104	25	79	208	177	Aa
Illinois	--	68	134	202	168	Aa
Ohio	--	81	92	173	148	Aa
Florida	29	41	102	172	150	Aa
Michigan	24	61	76	161	135	Aa
All others	243	274	1,249	1,766	1,562	A
Total	$496	$1,284	$2,887	$4,667	$4,121	Aa

_______________

(1) The nature of the activities supporting revenue bonds is highly diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor.  We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments. As a result of downgrades in the insurers’ credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor.  As of December 31, 2012, 99.5% of our insured municipal bond portfolio is rated investment grade.

ARS totaled $202 million as of December 31, 2012 with an unrealized net capital loss of $26 million, and all were ARS backed by student loans.  Our holdings primarily have a credit rating of Aaa and Aa, and were 78% to 100% insured by the U.S. Department of Education as of December 31, 2012.  All of our ARS holdings are experiencing failed auctions and we receive the failed auction rate or, for those which contain maximum reset rate formulas, we receive the contractual maximum rate.  We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate.  Auctions continue to be conducted as scheduled for each of the securities.

Corporate bonds, including publicly traded and privately placed, totaled $31.53 billion as of December 31, 2012, with an unrealized net capital gain of $2.78 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

Our $10.82 billion portfolio of privately placed securities is broadly diversified by issuer, industry sector and country.  The portfolio is made up of 398 issuers.  Privately placed corporate obligations contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities.  Additionally, investments in these securities are made after extensive due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities.  Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position.  Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.

Foreign government securities totaled $1.18 billion as of December 31, 2012, with 100% rated investment grade and an unrealized net capital gain of $163 million.  Of these securities, 34.5% are backed by the U.S. government, 25.6% are in Canadian governmental and provincial securities, and the remaining 39.9% are highly diversified in other foreign governments.

ABS, RMBS and CMBS are structured securities that are primarily collateralized by residential and commercial real estate loans and other consumer or corporate borrowings.  The cash flows from the underlying collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a “class”, qualifies for a specific original rating.  For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving principal repayments on the underlying collateral and retains this priority until the class is paid in full.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings.  The payment priority and class subordination included in these securities serves as credit enhancement for holders of the senior or top portions of the structures.  These securities continue to retain the payment priority features that existed at the origination of the securitization trust.  Other forms of credit enhancement may include structural features embedded in the securitization trust, such as overcollateralization, excess spread and bond insurance.  The underlying collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages) or may contain features of both fixed and variable rate mortgages.

ABS, including CDO and Consumer and other ABS, totaled $1.87 billion as of December 31, 2012, with 93.5% rated investment grade and an unrealized net capital loss of $56 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

CDO totaled $1.24 billion as of December 31, 2012, with 90.7% rated investment grade.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.06 billion of cash flow collateralized loan obligations (“CLO”) with unrealized net capital losses of $24 million.  Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans.  The underlying collateral is generally actively managed by external managers that monitor the collateral’s performance and is well diversified across industries and among issuers.  The remaining $181 million of securities consisted of market value CDO, project finance CDO, and trust preferred CDO with unrealized net capital losses of $49 million.

Consumer and other ABS totaled $622 million as of December 31, 2012, with 99.0% rated investment grade.  Consumer and other ABS consists of $146 million of consumer auto and $476 million of other ABS with unrealized net capital gains of $1 million and $16 million, respectively.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $1.79 billion as of December 31, 2012, with 61.2% rated investment grade and an unrealized net capital gain of $13 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with the U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  Prime are collateralized by residential mortgage loans issued to prime borrowers.  Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $185 million and $103 million of first lien and second lien securities, respectively.  The Subprime portfolio unrealized net capital loss of $46 million as of December 31, 2012 was the result of wider credit spreads than at initial purchase.  Wider spreads are largely due to the risk associated with the underlying collateral supporting certain Subprime securities.

CMBS totaled $1.41 billion as of December 31, 2012, with 80.8% rated investment grade and an unrealized net capital loss of $17 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure, but unlike certain other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgage loans.  Of the CMBS investments, 95.8% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

Mortgage loans  Our mortgage loan portfolio totaled $5.94 billion as of December 31, 2012, compared to $6.55 billion as of December 31, 2011, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 5 of the consolidated financial statements.

Equity securities  Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments.  The equity securities portfolio was $345 million as of December 31, 2012 compared to $179 million as of December 31, 2011.  The unrealized net capital gain totaled $35 million as of December 31, 2012 compared to $36 million as of December 31, 2011.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of December 31, 2012.

($ in millions)	Private equity/debt funds		Real estate funds	Hedge funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$473		$144	$--	$--	$617
Equity method of accounting (“EMA”)	706		269	2	330	1,307
Total	$1,179	(1)	$413	$2	$330	$1,924

Number of managers	94		27	1	11
Number of individual funds	153		51	2	20
Largest exposure to single fund	$36		$36	$2	$28

________________

(1) Includes $165 million of infrastructure and real asset funds.

The following table shows the earnings from our limited partnership interests by fund type and accounting classification for the years ended December 31.

($ in millions)	2012				2011
	Cost	EMA (1)	Total income	Impairment write-downs	Cost	EMA (1)	Total income	Impairment write-downs
Private equity/debt funds	$52	$88	$140	$(1)	$44	$50	$94	$(2)
Real estate funds	3	31	34	(2)	5	18	23	(1)
Hedge funds	--	(1)	(1)	--	--	(1)	(1)	--
Tax credit funds	--	(14)	(14)	--	--	(5)	(5)	--
Total	$55	$104	$159	$(3)	$49	$62	$111	$(3)

_______________

(1)  Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011.

Limited partnership interests produced income, excluding impairment write-downs, of $159 million in 2012 compared to $111 million in 2011.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Short-term investments  Our short-term investment portfolio was $875 million and $593 million as of December 31, 2012 and 2011, respectively.

Policy loans  Our policy loan balance was $836 million and $833 million as of December 31, 2012 and 2011, respectively.  Policy loans are carried at unpaid principal balances.

Other investments  Our other investments as of December 31, 2012 primarily comprise $319 million of agent loans, $282 million of bank loans, $275 million of notes due from related party and $129 million of certain derivatives.  For further detail on our use of derivatives, see Note 7 of the consolidated financial statements.

Unrealized net capital gains totaled $3.70 billion as of December 31, 2012 compared to $1.97 billion as of December 31, 2011.  The increase was due to tightening credit spreads and decreasing risk-free interest rates.  The following table presents unrealized net capital gains and losses as of December 31.

($ in millions)	2012	2011
U.S. government and agencies	$242	$241
Municipal	551	312
Corporate	2,783	1,908
Foreign government	163	141
ABS	(56)	(237)
RMBS	13	(240)
CMBS	(17)	(179)
Redeemable preferred stock	3	1
Fixed income securities	3,682	1,947
Equity securities	35	36
EMA limited partnerships	1	1
Derivatives	(17)	(12)
Unrealized net capital gains and losses, pre-tax	$3,701	$1,972

The unrealized net capital gains for the fixed income portfolio totaled $3.68 billion and comprised $4.11 billion of gross unrealized gains and $426 million of gross unrealized losses as of December 31, 2012.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $1.95 billion, comprised of $3.21 billion of gross unrealized gains and $1.26 billion of gross unrealized losses as of December 31, 2011.  Unrealized capital gains and losses may decrease or increase as risk-free interest rates increase or decrease in the future.

Gross unrealized gains and losses on fixed income securities by type and sector as of December 31, 2012 are provided in the table below.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Banking	$1,950	$119	$(53)	$2,016
Utilities	6,202	775	(16)	6,961
Capital goods	3,253	322	(13)	3,562
Consumer goods (cyclical and non-cyclical)	5,982	554	(8)	6,528
Transportation	1,538	178	(8)	1,708
Financial services	1,889	175	(8)	2,056
Basic industry	1,746	147	(2)	1,891
Technology	1,314	101	(2)	1,413
Communications	1,756	192	(1)	1,947
Energy	2,406	265	--	2,671
Other	712	68	(2)	778
Total corporate fixed income portfolio	28,748	2,896	(113)	31,531

U.S. government and agencies	2,137	242	--	2,379
Municipal	4,153	612	(61)	4,704
Foreign government	1,017	164	(1)	1,180
ABS	1,921	49	(105)	1,865
RMBS	1,778	82	(69)	1,791
CMBS	1,425	60	(77)	1,408
Redeemable preferred stock	15	3	--	18
Total fixed income securities	$41,194	$4,108	$(426)	$44,876

The banking, utilities and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2012.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $35 million and comprised $36 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2012.  This is compared to an unrealized net capital gain for the equity portfolio totaling $36 million, comprised of $38 million of gross unrealized gains and $2 million of gross unrealized losses as of December 31, 2011.  As of December 31, 2012, we have the intent and ability to hold our equity securities with unrealized losses until recovery.

As of December 31, 2012, the total fair value of our direct investments in fixed income securities in the Eurozone (European Union member states using the Euro currency) is $1.03 billion, with net unrealized capital gains of $45 million, comprised of $64 million of gross unrealized gains and $19 million of gross unrealized losses.  The following table summarizes our total direct exposure related to the Eurozone and the “GIIPS” group of countries, including Greece, Ireland, Italy, Portugal and Spain.  As of December 31, 2012, we do not have any direct exposure to Greece.  We have no equity securities or sovereign debt investments in the Eurozone.

($ in millions)	Financials (1)		Non-financials (2)		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
GIIPS	$21	$(6)	$322	$(9)	$343	$(15)
Eurozone non-GIIPS	150	(4)	541	--	691	(4)
Total Eurozone	$171	$(10)	$863	$(9)	$1,034	$(19)

________________

(1) Financials primarily includes banking and financial services.

(2) Non-financials primarily includes energy, capital goods, consumer goods, communication, technology and basic industries.

Other direct exposure to investments in fixed income securities in European Union (“EU”) member states that do not use the Euro currency is $1.53 billion, with net unrealized capital gains of $135 million.  Remaining direct exposure to non-EU countries total $571 million, with net unrealized capital gains of $51 million.  The large majority of these investments are in multinational public companies with global revenue sources that are well diversified across region and sector, including a higher allocation to energy, capital goods, non-cyclical consumer goods and communications sectors.  We also have additional indirect and diversified exposures through investments in multinational equity funds and limited partnership interests that invest in Europe.

Net investment income  The following table presents net investment income for the years ended December 31.

($ in millions)	2012	2011	2010
Fixed income securities	$2,084	$2,264	$2,476
Mortgage loans	345	345	377
Equity securities	9	7	5
Limited partnership interests (1)	159	49	21
Short-term investments	2	3	3
Policy loans	51	53	54
Other	61	18	(70)
Investment income, before expense	2,711	2,739	2,866
Investment expense	(114)	(102)	(106)
Net investment income	$2,597	$2,637	$2,760

_______________

(1) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011 and 2010.

Net investment income decreased 1.5% or $40 million in 2012 compared to 2011, after decreasing 4.5% or $123 million in 2011 compared to 2010.  The 2012 decline was primarily due to lower average investment balances and lower fixed income yields, partially offset by income from limited partnerships.  The 2011 decline was primarily due to lower average investment balances, partially offset by higher yields.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2012	2011	2010
Impairment write-downs	$(51)	$(242)	$(494)
Change in intent write-downs	(17)	(51)	(142)
Net other-than-temporary impairment losses recognized in earnings	(68)	(293)	(636)
Sales	17	823	215
Valuation of derivative instruments	(16)	(224)	(94)
Settlements of derivative instruments	51	22	(31)
EMA limited partnership income (1)	--	62	33
Realized capital gains and losses, pre-tax	(16)	390	(513)
Income tax benefit (expense)	6	(139)	179
Realized capital gains and losses, after-tax	$(10)	$251	$(334)

_______________

(1) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011 and 2010.

Impairment write-downs for the years ended December 31 are presented in the following table.

($ in millions)	2012	2011	2010
Fixed income securities	$(53)	$(190)	$(403)
Mortgage loans	5	(33)	(65)
Equity securities	--	(5)	--
Limited partnership interests	(3)	(3)	(23)
Other investments	--	(11)	(3)
Impairment write-downs	$(51)	$(242)	$(494)

Impairment write-downs on fixed income securities in 2012 were primarily driven by RMBS and CMBS that experienced deterioration in expected cash flows and corporate fixed income securities impacted by issuer specific circumstances.

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

Change in intent write-downs were $17 million, $51 million and $142 million in 2012, 2011 and 2010, respectively.  The change in intent write-downs in 2012 were primarily a result of ongoing comprehensive reviews of our portfolio resulting in write-downs of individually identified investments, primarily RMBS and corporate fixed income securities.  The change in intent write-downs in 2011 were primarily a result of ongoing comprehensive reviews of our portfolio resulting in write-downs of individually identified investments, primarily lower yielding, floating rate RMBS and municipal bonds.

Sales generated $17 million, $823 million and $215 million of net realized gains in 2012, 2011 and 2010, respectively.  In 2012, gains on sales primarily related to corporate, ABS and U.S. government and agencies fixed income securities in connection with portfolio repositioning, which were partially offset by losses on sales of CMBS, Subprime RMBS and CLOs in connection with risk reduction activities.  The sales in 2011 were primarily due to $779 million of net gains on sales of corporate, foreign government, U.S. government and ABS securities.

Valuation and settlements of derivative instruments net realized capital gains totaling $35 million in 2012 included $16 million of losses on the valuation of derivative instruments and $51 million of gains on the settlements of derivative instruments.  The net realized capital gains on derivative instruments in 2012 primarily included gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.  In 2011, net realized capital losses on the valuation and settlements of derivative instruments totaled $202 million, including $224 million of losses on the valuation of derivative instruments and $22 million of gains on the settlements of derivative instruments.  The net realized capital losses on derivative instruments in 2011 primarily included losses on interest rate risk management due to decreases in interest rates.  As a component of our approach to managing interest rate risk, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to our overall financial condition.

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

The active management of market risk is integral to our results of operations.  We may use the following approaches to manage exposure to market risk within defined tolerance ranges:  1) rebalancing existing asset or liability portfolios, 2) changing the type of investments purchased in the future and 3) using derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased.  For a more detailed discussion of our use of derivative financial instruments, see Note 7 of the consolidated financial statements.

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

We use quantitative and qualitative market-based approaches to measure, monitor and manage market risk.  We evaluate our exposure to market risk through the use of multiple measures including but not limited to duration, value-at-risk, scenario analysis and sensitivity analysis.  Duration measures the price sensitivity of assets and liabilities to changes in interest rates.  For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by 5%.  Value-at-risk is a statistical estimate of the probability that the change in fair value of a portfolio will exceed a certain amount over a given time horizon.  Scenario analysis estimates the potential changes in the fair value of a portfolio that could occur under different hypothetical market conditions defined by changes to multiple market risk factors: interest rates, credit spreads, equity prices or currency exchange rates.  Sensitivity analysis estimates the potential changes in the fair value of a portfolio that could occur under different hypothetical shocks to a market risk factor.  In general, we establish investment portfolio asset allocation and market risk limits based upon a combination of duration, value-at-risk, scenario analysis and sensitivity analysis.  The asset allocation limits place restrictions on the total funds that may be invested within an asset class.  Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies.  This day-to-day management is integrated with and informed by the activities of the ALM organization.  This integration is intended to result in a prudent, methodical and effective adjudication of market risk and return, conditioned by the unique demands and dynamics of our product liabilities and supported by the continuous application of advanced risk technology and analytics.

Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the  characteristics of our interest bearing assets and liabilities.  This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities.  Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields.

We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities.  One of the measures used to quantify this exposure is duration.  The difference in the duration of our assets relative to our liabilities is our duration gap.  To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks.  Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value.  The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments, and certain other items including annuity liabilities and other interest-sensitive liabilities.  The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable.  The preceding assumptions relate primarily to mortgage-backed securities, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities.

As of December 31, 2012, the difference between our asset and liability duration was a (1.19) gap, compared to a (0.48) gap as of December 31, 2011.  A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets.

We seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable returns across a wide variety of interest rate and economic scenarios.  To achieve this objective and limit interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities within predetermined tolerance levels.  This philosophy is executed using duration targets for fixed income investments in addition to interest rate swaps, futures, forwards, caps, floors and swaptions to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

Based upon the information and assumptions used in the duration calculation, and interest rates in effect as of December 31, 2012, we estimate that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would increase the net fair value of the assets and liabilities by $495 million, compared to an increase of $206 million as of December 31, 2011, reflecting year to year changes in duration.  The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.  The above estimate excludes the traditional and interest-sensitive life insurance products that are not considered financial instruments and the $10.99 billion of assets supporting them and the associated liabilities.  The $10.99 billion of assets excluded from the calculation has increased from $9.28 billion as of December 31, 2011, due to an increase in interest-sensitive life contractholder funds and improved fixed income valuations as a result of declining risk-free interest rates and tightening of credit spreads in certain sectors.  Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $689 million, compared to a decrease of $594 million as of December 31, 2011.

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

Spread duration is calculated similarly to interest rate duration.  As of December 31, 2012, the spread duration of assets was 5.49, compared to 5.57 as of December 31, 2011.  Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect as of December 31, 2012, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings (“spread shock”) would decrease the net fair value of the assets by $2.75 billion, compared to $2.60 billion as of December 31, 2011.  Reflected in the duration calculation are the effects of our tactical actions that use credit default swaps to manage spread risk.  The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets.  As of December 31, 2012, we held $2.27 billion in securities with equity risk (including primarily limited partnership interests, non-redeemable preferred securities and equity-linked notes), compared to $1.79 billion as of December 31, 2011.

As of December 31, 2012, our portfolio of securities with equity risk had a cash market portfolio beta of 0.78, compared to a beta of 0.71 as of December 31, 2011.  Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the Standard & Poor’s 500 Composite Price Index (“S&P 500”).  Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 7.8%, respectively.  Based upon the information and assumptions we used to calculate beta as of December 31, 2012, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments by $177 million, compared to $127 million as of December 31, 2011, and an immediate increase in the S&P 500 of 10% would increase the net fair value by $177 million compared to $129 million as of December 31, 2011.  The selection of a 10% immediate decrease or increase in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The beta of our securities with equity risk was determined by calculating the change in the fair value of the portfolio resulting from stressing the equity market up and down 10%.  The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.

As of December 31, 2012 and 2011, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $6.61 billion and $6.98 billion, respectively.  Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products.  In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk.  Equity risk for our variable life business relates to contract charges and policyholder benefits.  Total variable life contract charges for 2012 and 2011 were $71 million and $76 million, respectively.  Separate account liabilities related to variable life contracts were $767 million and $716 million in December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011 we had $3.63 billion and $3.87 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500.  We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits.

Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates.  This risk primarily arises from our foreign investments in limited partnership interests.  We also have investments in certain fixed income securities that are denominated in foreign currencies; however, derivatives are used to hedge approximately 98% of this foreign currency risk.

As of December 31, 2012, we had $187 million in foreign currency denominated investments, compared to $160 million as of December 31, 2011.

Based upon the information and assumptions used as of December 31, 2012, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $19 million, compared with an estimated $16 million decrease as of December 31, 2011.  The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

($ in millions)	2012	2011	2010
Common stock, retained income and additional capital paid-in	$5,680	$5,255	$4,781
Accumulated other comprehensive income	1,633	812	538
Total shareholder’s equity	7,313	6,067	5,319
Notes due to related parties	496	700	677
Total capital resources	$7,809	$6,767	$5,996

Shareholder’s equity increased in 2012, primarily due to increased unrealized net capital gains on investments and net income.  Shareholder’s equity increased in 2011, primarily due to net income and increased unrealized net capital gains on investments.

Notes due to related parties decreased $204 million in 2012 and increased $23 million in 2011.  In 2012, the Company repaid $200 million of the $400 million surplus note issued to AIC in 2008.  See Note 4 of the consolidated financial statements for further detail.

Financial ratings and strength  The following table summarizes our financial strength ratings as of December 31, 2012.

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

On January 31, 2013, A.M. Best affirmed our financial strength rating of A+ and the outlook for the rating remained stable.  In April 2012, S&P affirmed our financial strength rating of A+ and the outlook for the rating remained negative.  There was no change to our financial strength rating from Moody’s during 2012.  The outlook for our Moody’s rating is negative.  In the future, if our financial position is less than rating agency expectations including those related to capitalization at the parent company, AIC or the Company, we could be exposed to a downgrade in our ratings of one notch or more which we do not view as being material to our business model or strategies.

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

ALIC and its life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.  As of December 31, 2012, ALIC’s statutory surplus was $3.38 billion compared to $3.46 billion as of December 31, 2011.

State laws specify regulatory actions if an insurer’s risk-based capital (“RBC”), a measure of an insurer’s solvency, falls below certain levels.  The NAIC has a standard formula for annually assessing RBC.  The formula for calculating RBC for life insurance companies takes into account factors relating to insurance, business, asset and interest rate risks.  As of December 31, 2012, the statutory capital and surplus for each of our insurance companies exceeds its company action level RBC.

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

Liquidity sources and uses  Our potential sources of funds principally include the following.

•    Receipt of insurance premiums

•    Contractholder fund deposits

•    Reinsurance recoveries

•    Receipts of principal, interest and dividends on investments

•    Sales of investments

•    Funds from securities lending and line of credit agreements

•    Intercompany loans

•    Capital contributions from parent

•    Tax refunds/settlements

Our potential uses of funds principally include the following.

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

Allstate parent holding company capital capacity The Corporation has at the parent holding company level deployable invested assets totaling $2.06 billion as of December 31, 2012.  These assets include investments that are generally saleable within one quarter totaling $1.48 billion.  The substantial earnings capacity of the operating subsidiaries is the primary source of capital generation for the Corporation.  In 2013, AIC will have the capacity to pay dividends currently estimated at $1.95 billion without prior regulatory approval.  In addition, the Corporation has access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility.  These provide funds for the parent company’s relatively low fixed charges and other corporate purposes.

We did not receive any capital contributions in 2012, 2011 or 2010.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of December 31, 2012, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The $1.00 billion unsecured revolving credit facility has an initial term of five years expiring in April 2017.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The Corporation has the option to extend the expiration by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 19.8% as of December 31, 2012.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during 2012.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on April 30, 2012.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 421 million shares of treasury stock as of December 31, 2012), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $38.63 billion as of December 31, 2012.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2012.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$5,962	15.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	13,023	33.7
Market value adjustments (2)	5,382	13.9
Subject to discretionary withdrawal without adjustments (3)	14,267	36.9
Total contractholder funds (4)	$38,634	100.0%

______________

(1)	Includes $6.75 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)

$4.45 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)	76% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)	Includes $1.12 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 20.2% in 2012 compared to 2011.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 11.5% and 12.7% in 2012 and 2011, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of December 31, 2012, total institutional products outstanding were $1.84 billion, with scheduled maturities of $1.75 billion in April of 2013 and $85 million in 2016.

Our asset-liability management practices limit the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Certain remote events and circumstances could constrain our, the Corporation’s or AIC’s liquidity.  Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation’s senior long-term debt rating of A3, A- and a- (from Moody’s, S&P and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC’s financial strength rating from Aa3, AA- and A+ (from Moody’s, S&P and A.M. Best, respectively) to below Baa2/BBB/A-, or a downgrade in our financial strength ratings from A1, A+ and A+ (from Moody’s, S&P and A.M. Best, respectively) to below A3/A-/A-.  The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.

Cash flows  As reflected in our Consolidated Statements of Cash Flows, higher cash provided by operating cash flows in 2012 compared to 2011 was primarily due to income tax refunds in 2012 compared to income tax payments in 2011, partially offset by lower net investment income.  Lower cash provided by operating cash flows in 2011 was primarily due to income tax payments in 2011 compared to income tax refunds in 2010.

Lower cash provided by investing activities in 2012 compared to 2011 was primarily due to lower financing needs as reflected in lower sales of fixed income securities, partially offset by decreased purchases of fixed income securities.  Higher cash provided by investing activities in 2011 compared to 2010 was impacted by lower net purchases of fixed income securities and higher net sales of fixed income securities used to fund reductions in contractholder fund liabilities.

Lower cash used in financing activities in 2012 compared to 2011 was primarily due to decreased maturities of institutional products and lower surrenders and partial withdrawals on fixed annuities.  Higher cash used in financing activities in 2011 compared to 2010 was primarily due to higher surrenders and partial withdrawals on fixed annuities and lower deposits on fixed annuities, partially offset by decreased maturities of institutional products.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

Contractual obligations and commitments  Our contractual obligations as of December 31, 2012 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral (1)	$561	$561	$--	$--	$--
Contractholder funds (2)	53,445	7,858	9,796	6,860	28,931
Reserve for life-contingent contract benefits (2)	32,944	956	1,872	1,831	28,285
Notes due to related parties (3)	1,310	46	89	90	1,085
Payable to affiliates, net	111	111	--	--	--
Other liabilities and accrued expenses (4)(5)	642	533	51	46	12
Total contractual cash obligations	$89,013	$10,065	$11,808	$8,827	$58,313

________________

(1)   Liabilities for collateral are typically fully secured with cash or short-term investments.  We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2)  Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies and institutional products.  The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance.  These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders.  Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable.  These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract.  Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain.  For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control.  We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns.  Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments.  Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest.  As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $38.63 billion for contractholder funds and $14.12 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of

Financial Position as of December 31, 2012.  The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)   Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2012 because the notes due to related parties amount above includes interest.

(4)  Other liabilities primarily include accrued expenses, claim payments and other checks outstanding.

(5)   Balance sheet liabilities not included in the table above include unearned and advance premiums of $28 million and gross deferred tax liabilities of $1.61 billion.  These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties.  Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis.  In addition, other liabilities of $139 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

Our contractual commitments as of December 31, 2012 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commitments – conditional	$80	$74	$--	$6	$--
Other commitments – unconditional	947	120	170	575	82
Total commitments	$1,027	$194	$170	$581	$82

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

PENDING ACCOUNTING STANDARDS

There are several pending accounting standards that we have not implemented because the implementation date has not yet occurred.  For a discussion of these pending standards, see Note 2 of the consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2012	2011	2010

Revenues
Premiums (net of reinsurance ceded of $402, $447 and $485)	$593	$624	$592
Contract charges (net of reinsurance ceded of $252, $283 and $291)	1,029	1,008	991
Net investment income	2,597	2,637	2,760
Realized capital gains and losses:
Total other-than-temporary impairment losses	(60)	(279)	(591)
Portion of loss recognized in other comprehensive income	(8)	(14)	(45)
Net other-than-temporary impairment losses recognized in earnings	(68)	(293)	(636)
Sales and other realized capital gains and losses	52	683	123
Total realized capital gains and losses	(16)	390	(513)
	4,203	4,659	3,830
Costs and expenses
Contract benefits (net of reinsurance ceded of $644, $631 and $673)	1,521	1,502	1,496
Interest credited to contractholder funds (net of reinsurance ceded of $28, $27 and $32)	1,289	1,608	1,764
Amortization of deferred policy acquisition costs	324	430	220
Operating costs and expenses	437	394	408
Restructuring and related charges	--	1	(3)
Interest expense	45	45	44
	3,616	3,980	3,929

Gain on disposition of operations	18	15	14

Income (loss) from operations before income tax expense (benefit)	605	694	(85)

Income tax expense (benefit)	179	225	(45)

Net income (loss)	426	469	(40)

Other comprehensive income, after-tax
Change in unrealized net capital gains and losses	821	275	1,408
Change in unrealized foreign currency translation adjustments	--	(1)	--
Other comprehensive income, after-tax	821	274	1,408

Comprehensive income	$1,247	$743	$1,368

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2012	2011
Assets
Investments
Fixed income securities, at fair value (amortized cost $41,194 and $43,481)	$44,876	$45,428
Mortgage loans	5,943	6,546
Equity securities, at fair value (cost $310 and $143)	345	179
Limited partnership interests	1,924	1,612
Short-term, at fair value (amortized cost $875 and $593)	875	593
Policy loans	836	833
Other	1,067	1,086
Total investments	55,866	56,277
Cash	341	310
Deferred policy acquisition costs	1,834	2,165
Reinsurance recoverables	4,570	4,457
Accrued investment income	489	520
Other assets	401	406
Separate Accounts	6,610	6,984
Total assets	$70,111	$71,119

Liabilities
Contractholder funds	$38,634	$41,669
Reserve for life-contingent contract benefits	14,117	13,666
Unearned premiums	20	23
Payable to affiliates, net	111	97
Other liabilities and accrued expenses	1,286	1,092
Deferred income taxes	1,524	821
Notes due to related parties	496	700
Separate Accounts	6,610	6,984
Total liabilities	62,798	65,052

Commitments and Contingent Liabilities (Notes 7 and 11)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,190	3,190
Retained income	2,485	2,060
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital losses on fixed income securities with OTTI	(5)	(103)
Other unrealized net capital gains and losses	2,405	1,380
Unrealized adjustment to DAC, DSI and insurance reserves	(766)	(464)
Total unrealized net capital gains and losses	1,634	813
Unrealized foreign currency translation adjustments	(1)	(1)
Total accumulated other comprehensive income	1,633	812
Total shareholder’s equity	7,313	6,067
Total liabilities and shareholder’s equity	$70,111	$71,119

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Year Ended December 31,
	2012	2011	2010

Common stock	$5	$5	$5

Additional capital paid-in
Balance, beginning of year	3,190	3,189	3,189
Gain on purchase of investments from affiliate	--	1	--
Balance, end of year	3,190	3,190	3,189

Retained income
Balance, beginning of year	2,060	1,587	1,655
Net income (loss)	426	469	(40)
Loss on reinsurance agreement with an affiliate	(1)	--	--
Forgiveness of payable due to parent	--	4	--
Cumulative effect of change in accounting principle	--	--	(28)
Balance, end of year	2,485	2,060	1,587

Accumulated other comprehensive income
Balance, beginning of year	812	538	(889)
Change in unrealized net capital gains and losses	821	275	1,408
Change in unrealized foreign currency translation adjustments	--	(1)	--
Cumulative effect of change in accounting principle	--	--	19
Balance, end of year	1,633	812	538

Total shareholder’s equity	$7,313	$6,067	$5,319

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$426	$469	$(40)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and other non-cash items	(25)	(61)	(144)
Realized capital gains and losses	16	(390)	513
Gain on disposition of operations	(18)	(15)	(14)
Interest credited to contractholder funds	1,289	1,608	1,764
Changes in:
Policy benefits and other insurance reserves	(656)	(568)	(343)
Unearned premiums	(3)	(4)	(3)
Deferred policy acquisition costs	62	189	(84)
Reinsurance recoverables, net	(157)	(259)	(365)
Income taxes	248	164	594
Other operating assets and liabilities	(35)	(46)	74
Net cash provided by operating activities	1,147	1,087	1,952
Cash flows from investing activities
Proceeds from sales
Fixed income securities	6,674	11,490	10,666
Equity securities	22	70	92
Limited partnership interests	201	175	110
Mortgage loans	15	97	112
Other investments	111	153	82
Investment collections
Fixed income securities	3,077	3,072	2,800
Mortgage loans	1,022	692	1,051
Other investments	84	93	109
Investment purchases
Fixed income securities	(7,458)	(10,002)	(11,361)
Equity securities	(201)	(14)	(54)
Limited partnership interests	(507)	(397)	(276)
Mortgage loans	(449)	(820)	(98)
Other investments	(159)	(340)	(133)
Change in short-term investments, net	16	463	266
Change in policy loans and other investments, net	56	(280)	(159)
Disposition of operations	13	--	--
Net cash provided by investing activities	2,517	4,452	3,207

Cash flows from financing activities
Contractholder fund deposits	2,061	1,871	2,343
Contractholder fund withdrawals	(5,490)	(7,218)	(7,525)
Repayment of notes due to related parties	(204)	--	(4)
Net cash used in financing activities	(3,633)	(5,347)	(5,186)
Net increase (decrease) in cash	31	192	(27)
Cash at beginning of year	310	118	145
Cash at end of year	$341	$310	$118

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

To conform to the current year presentation, certain amounts in the prior years’ notes to consolidated financial statements have been reclassified.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Nature of operations

The Company sells life insurance, retirement and investment products and voluntary accident and health insurance.  The principal products are interest-sensitive, traditional and variable life insurance, and fixed annuities including deferred and immediate.  The institutional products, which the Company most recently offered in 2008, consist of funding agreements sold to unaffiliated trusts that use them to back medium-term notes issued to institutional and individual investors.  The following table summarizes premiums and contract charges by product.

($ in millions)	2012	2011	2010
Premiums
Traditional life insurance	$449	$420	$399
Immediate annuities with life contingencies	45	106	97
Accident and health insurance	99	98	96
Total premiums	593	624	592

Contract charges
Interest-sensitive life insurance	1,011	975	952
Fixed annuities	18	33	39
Total contract charges	1,029	1,008	991
Total premiums and contract charges	$1,622	$1,632	$1,583

The Company, through several subsidiaries, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam.  For 2012, the top geographic locations for statutory premiums and annuity considerations were California, Texas, Florida and New York.  No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations.  The Company distributes its products to individuals through multiple distribution channels, including Allstate exclusive agencies and exclusive financial specialists, independent master brokerage agencies, workplace enrolling independent agents in New York, directly through call centers and the internet, and through March 22, 2013, specialized structured settlement brokers.  Effective March 22, 2013, the Company will no longer offer structured settlement annuities.  The Company will continue to service the in-force structured settlement contracts.

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

Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value.  Policy loans are carried at unpaid principal balances.  Other investments primarily consist of agent loans, bank loans, notes due from related party and derivatives.  Agent loans are loans issued to exclusive Allstate agents and are carried at unpaid principal balances, net of valuation allowances and unamortized deferred fees or costs.  Bank loans are primarily senior secured corporate loans and are carried at amortized cost.  Notes due from related party are carried at outstanding principal balances.  Derivatives are carried at fair value.

Investment income primarily consists of interest, dividends, income from certain derivative transactions, income from cost method limited partnership interests, and, in 2012, income from EMA limited partnership interests.  Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date.  Interest income for certain ABS, RMBS and CMBS is determined considering estimated pay-downs, including prepayments, obtained from third party data sources and internal estimates.  Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated.  For beneficial interests in securitized financial assets not of high credit quality, the effective yield is recalculated on a prospective basis.  For other ABS, RMBS and CMBS, the effective yield is recalculated on a retrospective basis.  Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable.  Accrual of income is suspended for mortgage loans, bank loans and agent loans that are in default or when full and timely collection of principal and interest payments is not probable.  Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value.  Income from cost method limited partnership interests is recognized upon receipt of amounts distributed by the partnerships.  Income from EMA limited partnership interests is recognized based on the Company’s share of the overall earnings of the partnerships, and is recognized on a delay due to the availability of the related financial statements.  Income recognition on hedge funds is generally on a one month delay and income recognition on private equity/debt funds, real estate funds and tax credit funds is generally on a three month delay.

Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, adjustments to valuation allowances on mortgage loans and agent loans, periodic changes in fair value and settlements of certain derivatives including hedge ineffectiveness, and, in 2011 and 2010, income from EMA limited partnership interests.  Realized capital gains and losses on investment sales, including calls and principal payments, are determined on a specific identification basis.

Derivative and embedded derivative financial instruments

Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate and equity), options (including swaptions), interest rate caps and floors, warrants, foreign currency swaps, foreign currency forwards and certain investment risk transfer reinsurance agreements.  Derivatives required to be separated from the host instrument and accounted for as derivative financial instruments (“subject to bifurcation”) are embedded in certain fixed income securities, equity-indexed life and annuity contracts, reinsured variable annuity contracts and certain funding agreements.

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

The Company receives cash collateral for securities loaned in an amount generally equal to 102% of the fair value of securities and records the related obligations to return the collateral in other liabilities and accrued expenses.  The carrying value of these obligations approximates fair value because of their relatively short-term nature.  The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary under the terms of the agreements to mitigate counterparty credit risk.  The Company maintains the right and ability to repossess the securities loaned on short notice.

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

Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life and investment contracts.  Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates.  Crediting rates for indexed life and annuities and indexed funding agreements are generally based on a specified interest rate index or an equity index, such as the Standard & Poor’s (“S&P”) 500 Index.  Interest credited also includes amortization of DSI expenses.  DSI is amortized into interest credited using the same method used to amortize DAC.

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

Deferred policy acquisition and sales inducement costs

Costs that are related directly to the successful acquisition of new or renewal life insurance and investment contracts are deferred and recorded as DAC.  These costs are principally agents’ and brokers’ remuneration and certain underwriting expenses.  DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuity and interest-sensitive life contracts.  These sales inducements are primarily in the form of additional credits to the customer’s account balance or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements.  All other acquisition costs are expensed as incurred and included in operating costs and expenses.  Amortization of DAC is included in amortization of deferred policy acquisition costs and is described in more detail below.  DSI is amortized into income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds.  DAC and DSI are periodically reviewed for recoverability and adjusted if necessary.

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

AGP and EGP primarily consist of the following components: contract charges for the cost of insurance less mortality costs and other benefits; investment income and realized capital gains and losses less interest credited; and surrender and other contract charges less maintenance expenses.  The principal assumptions for determining the amount of EGP are persistency, mortality, expenses, investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of any hedges.  For products whose supporting investments are exposed to capital losses in excess of the Company’s expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC and DSI amortization may be modified to exclude the excess capital losses.

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

The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position.  The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired.  These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability.  The present value of future profits was $10 million and $13 million as of December 31, 2012 and 2011, respectively.  Amortization expense of the present value of future profits was $3 million, $2 million and $1 million in 2012, 2011 and 2010, respectively.

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

Goodwill

Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired.  The goodwill balance was $5 million as of both December 31, 2012 and 2011.  Goodwill is not amortized but is tested for impairment at least annually.  The Company performs its annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter.  The Company also reviews goodwill for impairment whenever events or changes in circumstances, such as deteriorating or adverse market conditions, indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.  Goodwill impairment evaluations indicated no impairment as of December 31, 2012 or 2011.

Income taxes

The income tax provision is calculated under the liability method.  Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates.  The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses, DAC, insurance reserves and differences in tax bases of invested assets.  A deferred tax asset valuation allowance is established when there is uncertainty that such assets will be realized.

Reserve for life-contingent contract benefits

The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses.  These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration.  To the extent that unrealized gains on fixed income securities would result in a premium deficiency if those gains were realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of unrealized net capital gains included in accumulated other comprehensive income.

Contractholder funds

Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance, fixed annuities and funding agreements.  Contractholder funds primarily comprise cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals, maturities and contract charges for mortality or administrative expenses.  Contractholder funds also include reserves for secondary guarantees on interest-sensitive life insurance and certain fixed annuity contracts and reserves for certain guarantees on reinsured variable annuity contracts.

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

Off-balance sheet financial instruments

Commitments to invest, commitments to purchase private placement securities, commitments to extend loans, financial guarantees and credit guarantees have off-balance sheet risk because their contractual amounts are not recorded in the Company’s Consolidated Statements of Financial Position (see Note 7 and Note 11).

Adopted accounting standards

Criteria for Determining Effective Control for Repurchase Agreements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance modifying the assessment criteria of effective control for repurchase agreements.  The new guidance removes the criteria requiring an entity to have the ability to repurchase or redeem financial assets on substantially the agreed terms and the collateral maintenance guidance related to that criteria.  The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur during reporting periods beginning on or after December 15, 2011.  The adoption of this guidance as of January 1, 2012 had no impact on the Company’s results of operations or financial position.

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

Pending accounting standards

Disclosures about Offsetting Assets and Liabilities

In December 2011 and January 2013, the FASB issued guidance requiring expanded disclosures, including both gross and net information, for derivatives, repurchase agreements and securities lending transactions that are either offset in the reporting entity’s financial statements or those that are subject to an enforceable master netting arrangement or similar agreement.  The guidance is effective for reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively.  The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance requiring expanded disclosures about the amounts reclassified out of accumulated other comprehensive income by component.  The guidance requires the presentation of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, cross-reference to other disclosures that provide additional detail about those amounts is required.  The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012.  The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.

3.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $231 million, $486 million and $621 million in 2012, 2011 and 2010, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending program were $543 million, $220 million and $461 million as of December 31, 2012, 2011 and 2010, respectively, and are reported in other liabilities and accrued expenses.  Obligations to return cash collateral for over-the-counter (“OTC”) derivatives were $18 million, $43 million and $4 million as of December 31, 2012, 2011 and 2010, respectively, and are reported in other liabilities and accrued expenses or other investments.  The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Net change in proceeds managed
Net change in short-term investments	$(298)	$202	$152
Operating cash flow (used) provided	$(298)	$202	$152

Net change in liabilities
Liabilities for collateral, beginning of year	$(263)	$(465)	$(617)
Liabilities for collateral, end of year	(561)	(263)	(465)
Operating cash flow provided (used)	$298	$(202)	$(152)

In 2011, a payable associated with the pension benefit obligations due to AIC totaling $4 million was forgiven.  The forgiveness of the payable reflects a non-cash financing activity.

4.  Related Party Transactions

Business operations

The Company uses services performed by its affiliates, AIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities.  In addition, the Company shares the services of employees with AIC.  The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company.  The Company is charged for the cost of these operating expenses based on the level of services provided.  Operating expenses, including compensation, retirement and other benefit programs (see Note 15), allocated to the Company were $451 million, $399 million and $404 million in 2012, 2011 and 2010, respectively.  A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income as described in Note 2.

Structured settlement annuities

The Company issued $35 million, $56 million and $54 million of structured settlement annuities, a type of immediate annuity, in 2012, 2011 and 2010, respectively, at prices determined using interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC.  Of these amounts, $3 million, $11 million and $11 million relate to structured settlement annuities with life contingencies and are included in premium revenue for 2012, 2011 and 2010, respectively.

In most cases, these annuities were issued under a “qualified assignment” whereby Allstate Assignment Corporation (“AAC”) and prior to July 1, 2001 Allstate Settlement Corporation (“ASC”), both wholly owned subsidiaries of ALIC, purchased annuities from ALIC and assumed AIC’s obligation to make future payments.

AIC issued surety bonds to guarantee the payment of structured settlement benefits assumed by ASC (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company through June 30, 2001.  ASC entered into a General Indemnity Agreement pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gave AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds.  For contracts written on or after July 1, 2001, AIC no longer issues surety bonds to guarantee the payment of structured settlement benefits.  Alternatively, ALIC guarantees the payment of structured settlement benefits on all contracts issued on or after July 1, 2001.  Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.77 billion and $4.79 billion as of December 31, 2012 and 2011, respectively.

Broker-Dealer agreement

The Company receives distribution services from Allstate Financial Services, LLC, an affiliated broker-dealer company, for certain annuity and variable life insurance contracts sold by Allstate exclusive agencies.  For these services, the Company incurred commission and other distribution expenses of $11 million, $15 million and $10 million in 2012, 2011 and 2010, respectively.

Reinsurance

The Company has coinsurance reinsurance agreements with its unconsolidated affiliate American Heritage Life Insurance Company (“AHL”) whereby the Company assumes certain interest-sensitive life insurance, fixed annuity contracts and accident and health insurance policies.  The amounts assumed are disclosed in Note 9.

In September 2012, Lincoln Benefit Life Company, a consolidated subsidiary of ALIC, entered into a coinsurance reinsurance agreement with Lincoln Benefit Reinsurance Company (“LB Re”), an unconsolidated affiliate of the Company, to cede certain interest-sensitive life insurance policies to LB Re.  In connection with the agreement, the Company recorded reinsurance recoverables of $2 million and paid $3 million in cash.  The $1 million loss on the transaction was recorded as a decrease to retained income since the transaction was between affiliates under common control.

ALIC enters into certain intercompany reinsurance transactions with its wholly owned subsidiaries.  ALIC enters into these transactions in order to maintain underwriting control and spread risk among various legal entities.  These reinsurance agreements have been approved by the appropriate regulatory authorities.  All significant intercompany transactions have been eliminated in consolidation.

Income taxes

The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 12).

Notes due to related parties

Notes due to related parties outstanding as of December 31 consisted of the following:

($ in millions)	2012	2011
7.00% Note, due 2017, to AHL	$--	$1
5.80% Note, due 2018, to AHL	--	3
5.75% Note, due 2018, to AIC	10	10
5.75% Note, due 2018, to AIC	4	4
6.35% Note, due 2018, to AIC	7	7
7.00% Surplus Note, due 2028, to AIC (1)	200	400
6.74% Surplus Note, due 2029, to Kennett (1)	25	25
5.06% Surplus Note, due 2035, to Kennett (1)	100	100
6.18% Surplus Note, due 2036, to Kennett (1)	100	100
5.93% Surplus Note, due 2038, to Kennett (1)	50	50
Total notes due to related parties	$496	$700

______________

(1)   No payment of principal or interest is permitted on the surplus notes without the written approval from the proper regulatory authority. The regulatory authority could prohibit the payment of interest and principal on the surplus notes if certain statutory capital requirements are not met.  Permission to pay interest on the surplus notes was granted in both 2012 and 2011.

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

The notes due from Kennett are classified as other investments.  In each of 2012, 2011 and 2010, the Company recorded net investment income on these notes of $15 million.  In each of 2012, 2011 and 2010, the Company incurred $16 million of interest expense related to the surplus notes due to Kennett.

On November 17, 2008, the Company issued a $400 million 7.00% surplus note due November 17, 2028 to AIC in exchange for cash.  In 2012, the Company repaid $200 million of principal on this surplus note.  In 2012, 2011 and 2010, the Company incurred interest expense on this surplus note of $27 million, $28 million and $28 million, respectively.

In March 2010, in accordance with an asset purchase agreement between Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, and AHL, an unconsolidated affiliate of ALIC, RBI purchased from AHL mortgage loans with a fair value of $6 million on the date of sale and issued a 7.00% note due March 26, 2017 to AHL for the same amount.  In 2012, 2011 and 2010, RBI repaid $1 million, $1 million and $4 million, respectively, of principal on this note.  In June 2011, RBI purchased from AHL mortgage loans with a fair value of $3 million on the date of sale and issued a 5.80% note due June 17, 2018 to AHL for the same amount.  Since the transactions were between affiliates under common control, the mortgage loans were recorded by RBI at AHL’s carrying value on the date of sale.  The mortgage loans that were purchased were impaired loans; therefore, their carrying value on the date of sale equaled fair value.  In 2012, RBI repaid the entire $3 million of principal on this note.  In 2012, 2011 and 2010, the Company incurred interest expense on these notes of $31 thousand, $184 thousand and $218 thousand, respectively.

In March 2011, in accordance with an asset purchase agreement between RBI and AIC, RBI purchased from AIC real estate with a fair value of $10 million on the date of sale and issued a 5.75% note due March 24, 2018 to AIC for the same amount.  In April 2011, RBI purchased from AIC mortgage loans with a fair value of $4 million on the date of sale and issued a 5.75% note due April 19, 2018 to AIC for the same amount.  In August 2011, RBI purchased from AIC fixed income securities with a fair value of $7 million on the date of sale and issued a 6.35% note due August 23, 2018 to AIC for the same amount.  Since the transactions were between affiliates under common control, the purchased investments were recorded by RBI at AIC’s carrying value on the date of sale.  The investments that were purchased were impaired; therefore, the carrying value on the date of sale equaled fair value.  In 2012 and 2011, the Company incurred interest expense on these notes of $1 million and $745 thousand, respectively.

Liquidity and intercompany loan agreements

The Company, AIC and the Corporation are party to the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  The Company and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  The maximum amount of advances each party may make or receive is limited to $1 billion.  Netting or offsetting of advances made and received is not permitted.  Advances between the parties are required to have specified due dates less than or equal to 364 days from the date of the advance and be payable upon demand by written request from the lender at least ten business days prior to the demand date.  The borrower may make prepayments of the outstanding principal balance of an advance without penalty.  Advances will bear interest equal to or greater than the rate applicable to 30-day commercial paper issued by the Corporation on the date the advance is made with an adjustment on the first day of each month thereafter.  The Company had no amounts outstanding under the Liquidity Agreement as of December 31, 2012 or 2011.

In addition to the Liquidity Agreement, the Company has an intercompany loan agreement with the Corporation.  The amount of intercompany loans available to the Company is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1 billion.  The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings.  The Company had no amounts outstanding under the intercompany loan agreement as of December 31, 2012 or 2011.

On December 20, 2010, AHL entered into a Revolving Loan Credit Agreement (“Credit Agreement”) with RBI, a consolidated subsidiary of ALIC, according to which AHL agreed to extend revolving credit loans to RBI.  As security for its obligations under the Credit Agreement, RBI entered into a Pledge and Security Agreement with AHL, according to which RBI agreed to grant a pledge of and security interest in RBI’s right, title, and interest in certain assets of RBI.  The Company had no amounts outstanding under the Credit Agreement as of December 31, 2012 or 2011.

Capital support agreement

The Company and AIC have a Capital Support Agreement that went into effect in 2007.  Under the terms of this agreement, AIC agrees to provide capital to maintain the amount of statutory capital and surplus necessary to maintain a company action level risk-based capital (“RBC”) ratio of at least 150%.  AIC’s obligation to provide capital to the Company under the agreement is limited to an aggregate amount of $1 billion.  In exchange for providing this capital, the Company will pay AIC an annual commitment fee of 1% of the amount of the Capital and Surplus maximum that remains available on January 1 of such year.  The Company or AIC have the right to terminate this agreement when: 1) the Company qualifies for a financial strength rating from S&P’s, Moody’s or A.M. Best, without giving weight to the existence of this agreement, that is the same or better than its rating with such support; 2) the Company’s RBC ratio is at least 300%; or 3) AIC no longer directly or indirectly owns at least 50% of the voting stock of the Company.  As of December 31, 2012 and 2011, no capital had been provided by AIC under this agreement.  All capital contributions to the Company subsequent to this agreement going into effect were discretionary and were made by AIC outside of the terms of this agreement.

Investment purchases and sales

In November 2011, Allstate Finance Company, LLC (“AFC”), a consolidated subsidiary of ALIC, paid $176 million in cash to purchase loans issued to exclusive Allstate agents (“agent loans”) with a fair value of $175 million on the date of sale and $1 million of accrued investment income from Allstate Bank, an unconsolidated affiliate of ALIC.  Since the transaction was between affiliates under common control, the agent loans were recorded by AFC at Allstate Bank’s carrying value on the date of sale, which was the outstanding unpaid principal balance, net of valuation allowance and deferred fees, of $176 million and $1 million of accrued investment income.  The $1 million difference between the fair value of assets received and Allstate Bank’s carrying value was recorded as an increase to additional capital paid-in.

Pension benefit plans

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

5.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
December 31, 2012
U.S. government and agencies	$2,137	$242	$--	$2,379
Municipal	4,153	612	(61)	4,704
Corporate	28,748	2,896	(113)	31,531
Foreign government	1,017	164	(1)	1,180
ABS	1,921	49	(105)	1,865
RMBS	1,778	82	(69)	1,791
CMBS	1,425	60	(77)	1,408
Redeemable preferred stock	15	3	--	18
Total fixed income securities	$41,194	$4,108	$(426)	$44,876

December 31, 2011
U.S. government and agencies	$2,502	$241	$--	$2,743
Municipal	4,380	426	(114)	4,692
Corporate	28,496	2,234	(326)	30,404
Foreign government	927	142	(1)	1,068
ABS	2,345	44	(281)	2,108
RMBS	2,954	74	(314)	2,714
CMBS	1,862	45	(224)	1,683
Redeemable preferred stock	15	1	--	16
Total fixed income securities	$43,481	$3,207	$(1,260)	$45,428

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of December 31, 2012:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$2,710	$2,746
Due after one year through five years	8,750	9,412
Due after five years through ten years	14,906	16,436
Due after ten years	9,704	11,218
	36,070	39,812
ABS, RMBS and CMBS	5,124	5,064
Total	$41,194	$44,876

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

Net investment income for the years ended December 31 is as follows:

($ in millions)	2012	2011	2010
Fixed income securities	$2,084	$2,264	$2,476
Mortgage loans	345	345	377
Equity securities	9	7	5
Limited partnership interests (1)	159	49	21
Short-term investments	2	3	3
Policy loans	51	53	54
Other	61	18	(70)
Investment income, before expense	2,711	2,739	2,866
Investment expense	(114)	(102)	(106)
Net investment income	$2,597	$2,637	$2,760

_______________

(1) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011 and 2010.

Realized capital gains and losses

Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Fixed income securities	$(62)	$539	$(370)
Mortgage loans	8	(23)	(71)
Equity securities	--	14	36
Limited partnership interests (1)	--	62	17
Derivatives	34	(203)	(124)
Other	4	1	(1)
Realized capital gains and losses	$(16)	$390	$(513)

_______________

(1) Income from EMA limited partnerships is reported in net investment income in 2012 and realized capital gains and losses in 2011 and 2010.

Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Impairment write-downs	$(51)	$(242)	$(494)
Change in intent write-downs	(17)	(51)	(142)
Net other-than-temporary impairment losses recognized in earnings	(68)	(293)	(636)
Sales	17	823	215
Valuation of derivative instruments	(16)	(224)	(94)
Settlements of derivative instruments	51	22	(31)
EMA limited partnership income	--	62	33
Realized capital gains and losses	$(16)	$390	$(513)

Gross gains of $225 million, $835 million and $454 million and gross losses of $222 million, $124 million and $343 million were realized on sales of fixed income securities during 2012, 2011 and 2010, respectively.

Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2012			2011			2010
	Gross	Included in OCI	Net	Gross	Included in OCI	Net	Gross	Included in OCI	Net

Fixed income securities:
Municipal	$--	$--	$--	$(14)	$(3)	$(17)	$(101)	$17	$(84)
Corporate	(16)	(2)	(18)	(28)	6	(22)	(51)	1	(50)
ABS	--	--	--	(8)	2	(6)	(13)	(16)	(29)
RMBS	(23)	(9)	(32)	(111)	(20)	(131)	(236)	(20)	(256)
CMBS	(22)	3	(19)	(66)	1	(65)	(93)	(27)	(120)
Total fixed income securities	(61)	(8)	(69)	(227)	(14)	(241)	(494)	(45)	(539)
Mortgage loans	5	--	5	(33)	--	(33)	(71)	--	(71)
Equity securities	(1)	--	(1)	(5)	--	(5)	--	--	--
Limited partnership interests	(3)	--	(3)	(3)	--	(3)	(23)	--	(23)
Other	--	--	--	(11)	--	(11)	(3)	--	(3)
Other-than-temporary impairment losses	$(60)	$(8)	$(68)	$(279)	$(14)	$(293)	$(591)	$(45)	$(636)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amount excludes $134 million and $90 million as of December 31, 2012 and 2011, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	December 31, 2012	December 31, 2011
Municipal	$(5)	$(5)
Corporate	(1)	(6)
ABS	(14)	(21)
RMBS	(103)	(198)
CMBS	(19)	(19)
Total	$(142)	$(249)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2012	2011	2010
Beginning balance	$(581)	$(701)	$(808)
Cumulative effect of change in accounting principle	--	--	81
Additional credit loss for securities previously other- than-temporarily impaired	(33)	(76)	(221)
Additional credit loss for securities not previously other-than-temporarily impaired	(20)	(114)	(183)
Reduction in credit loss for securities disposed or collected	288	288	399
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	13	27
Change in credit loss due to accretion of increase in cash flows	1	9	4
Ending balance	$(345)	$(581)	$(701)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
December 31, 2012	value	Gains	Losses	gains (losses)
Fixed income securities	$44,876	$4,108	$(426)	$3,682
Equity securities	345	36	(1)	35
Short-term investments	875	--	--	--
Derivative instruments (1)	(17)	2	(19)	(17)
EMA limited partnerships (2)				1
Unrealized net capital gains and losses, pre-tax				3,701
Amounts recognized for:
Insurance reserves (3)				(771)
DAC and DSI (4)				(408)
Amounts recognized				(1,179)
Deferred income taxes				(888)
Unrealized net capital gains and losses, after-tax				$1,634

________________

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

________________

(1) Included in the fair value of derivative instruments are $(5) million classified as assets and $7 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2012	2011	2010
Fixed income securities	$1,735	$1,219	$2,912
Equity securities	(1)	(11)	23
Derivative instruments	(5)	5	1
EMA limited partnerships	--	1	--
Total	1,729	1,214	2,936
Amounts recognized for:
Insurance reserves	(177)	(585)	(9)
DAC and DSI	(288)	(207)	(730)
Amounts recognized	(465)	(792)	(739)
Deferred income taxes	(443)	(147)	(770)
Increase in unrealized net capital gains and losses	$821	$275	$1,427

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
December 31, 2012
Fixed income securities
U.S. government and agencies	1	$15	$--	--	$--	$--	$--
Municipal	11	101	(7)	50	395	(54)	(61)
Corporate	79	1,086	(27)	66	829	(86)	(113)
Foreign government	2	121	(1)	--	--	--	(1)
ABS	5	38	--	76	763	(105)	(105)
RMBS	49	30	--	164	442	(69)	(69)
CMBS	10	65	--	43	358	(77)	(77)
Redeemable preferred stock	--	--	--	1	--	--	--
Total fixed income securities	157	1,456	(35)	400	2,787	(391)	(426)
Equity securities	3	57	(1)	1	--	--	(1)
Total fixed income and equity securities	160	$1,513	$(36)	401	$2,787	$(391)	$(427)

Investment grade fixed income securities	132	$1,244	$(29)	262	$1,919	$(195)	$(224)
Below investment grade fixed income securities	25	212	(6)	138	868	(196)	(202)
Total fixed income securities	157	$1,456	$(35)	400	$2,787	$(391)	$(426)

December 31, 2011
Fixed income securities
Municipal	8	$67	$(7)	97	$624	$(107)	$(114)
Corporate	226	2,025	(72)	100	1,207	(254)	(326)
Foreign government	7	41	(1)	1	1	--	(1)
ABS	32	255	(13)	107	1,010	(268)	(281)
RMBS	140	152	(4)	161	809	(310)	(314)
CMBS	42	361	(47)	68	488	(177)	(224)
Redeemable preferred stock	1	--	--	--	--	--	--
Total fixed income securities	456	2,901	(144)	534	4,139	(1,116)	(1,260)
Equity securities	3	35	(2)	--	--	--	(2)
Total fixed income and equity securities	459	$2,936	$(146)	534	$4,139	$(1,116)	$(1,262)

Investment grade fixed income securities	351	$2,439	$(111)	328	$2,869	$(626)	$(737)
Below investment grade fixed income securities	105	462	(33)	206	1,270	(490)	(523)
Total fixed income securities	456	$2,901	$(144)	534	$4,139	$(1,116)	$(1,260)

As of December 31, 2012, $215 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $215 million, $160 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of December 31, 2012, the remaining $212 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost.  Investment grade fixed income securities comprising $64 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $212 million, $148 million are related to below investment grade fixed income securities.  Of these amounts, $142 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2012.  Unrealized losses on below investment grade securities are principally related to ABS, RMBS and CMBS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase.  These wider spreads are largely due to the risk associated with the underlying collateral supporting certain ABS, RMBS and CMBS securities.

ABS, RMBS and CMBS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings.  This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for ABS and RMBS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying securities.  Unrealized losses on equity securities are primarily related to temporary equity market fluctuations of securities that are expected to recover.

As of December 31, 2012, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of December 31, 2012, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of December 31, 2012 and 2011, the carrying value of equity method limited partnerships totaled $1.31 billion and $858 million, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships in 2012.  In both 2011 and 2010, the Company had write-downs related to equity method limited partnerships of $1 million.

As of December 31, 2012 and 2011, the carrying value for cost method limited partnerships was $617 million and $754 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  In 2012, 2011 and 2010, the Company had write-downs related to cost method limited partnerships of $3 million, $2 million and $22 million, respectively.

Mortgage loans

The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located throughout the United States and totaled, net of valuation allowance, $5.94 billion and $6.55 billion as of December 31, 2012 and 2011, respectively.  Substantially all of the commercial mortgage loans are non-recourse to the borrower.  The following table shows the principal geographic distribution of commercial real estate represented in the Company’s mortgage loan portfolio.  No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage loan portfolio carrying value)	2012	2011
California	24.2%	22.8%
Illinois	7.8	8.9
New York	6.6	6.3
New Jersey	6.5	7.0
Texas	6.0	5.7
Pennsylvania	5.1	5.6
Massachusetts	4.5	5.0

The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage loan portfolio carrying value)	2012	2011
Office buildings	28.0%	29.0%
Retail	24.0	26.0
Warehouse	20.4	20.1
Apartment complex	17.4	16.6
Other	10.2	8.3
Total	100.0%	100.0%

The contractual maturities of the mortgage loan portfolio as of December 31, 2012, excluding $4 million of mortgage loans in the process of foreclosure, are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2013	39	$317	5.4%
2014	63	737	12.4
2015	67	953	16.0
2016	60	566	9.5
Thereafter	317	3,366	56.7
Total	546	$5,939	100.0%

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2012.

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

The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution as of December 31:

($ in millions)	2012			2011
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$266	$--	$266	$345	$--	$345
1.0 - 1.25	1,158	--	1,158	1,488	--	1,488
1.26 - 1.50	1,364	17	1,381	1,475	19	1,494
Above 1.50	2,854	129	2,983	2,847	128	2,975
Total non-impaired mortgage loans	$5,642	$146	$5,788	$6,155	$147	$6,302

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

The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2012	2011
Impaired mortgage loans with a valuation allowance	$147	$244
Impaired mortgage loans without a valuation allowance	8	--
Total impaired mortgage loans	$155	$244
Valuation allowance on impaired mortgage loans	$42	$63

The average balance of impaired loans was $202 million, $207 million and $275 million during 2012, 2011 and 2010, respectively.

The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2012	2011	2010
Beginning balance	$63	$84	$94
Net (decrease) increase in valuation allowance	(5)	33	65
Charge offs	(16)	(54)	(75)
Ending balance	$42	$63	$84

The carrying value of past due mortgage loans as of December 31 is as follows:

($ in millions)	2012	2011
Less than 90 days past due	$20	$--
90 days or greater past due	4	43
Total past due	24	43
Current loans	5,919	6,503
Total mortgage loans	$5,943	$6,546

Municipal bonds

The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company’s portfolio as of December 31. No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2012	2011
California	14.1%	14.1%
Texas	11.8	11.1
New York	7.1	7.7
Delaware	4.8	5.2

Concentration of credit risk

As of December 31, 2012, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholder’s equity.

Securities loaned

The Company’s business activities include securities lending programs with third parties, mostly large banks.  As of December 31, 2012 and 2011, fixed income securities with a carrying value of $525 million and $213 million, respectively, were on loan under these agreements.  Interest income on collateral, net of fees, was $1 million, $1 million and $2 million in 2012, 2011 and 2010, respectively.

Other investment information

Included in fixed income securities are below investment grade assets totaling $3.35 billion and $3.33 billion as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, fixed income securities and short-term investments with a carrying value of $57 million were on deposit with regulatory authorities as required by law.

As of December 31, 2012, the carrying value of fixed income securities that were non-income producing was $5 million.

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

ABS and RMBS:  The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads.  Certain ABS are valued based on non-binding broker quotes whose inputs have been corroborated to be market observable.

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

ABS, RMBS and CMBS:  Valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable.

•                  Equity securities:  The primary inputs to the valuation include quoted prices or quoted net asset values for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2012:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2012
Assets
Fixed income securities:
U.S. government and agencies	$1,074	$1,305	$--		$2,379
Municipal	--	4,366	338		4,704
Corporate	--	30,030	1,501		31,531
Foreign government	--	1,180	--		1,180
ABS	--	1,666	199		1,865
RMBS	--	1,791	--		1,791
CMBS	--	1,387	21		1,408
Redeemable preferred stock	--	17	1		18
Total fixed income securities	1,074	41,742	2,060		44,876
Equity securities	338	--	7		345
Short-term investments	220	655	--		875
Other investments:
Free-standing derivatives	--	173	3	$(47)	129
Separate account assets	6,610	--	--		6,610
Other assets	2	--	1		3
Total recurring basis assets	8,244	42,570	2,071	(47)	52,838
Non-recurring basis (1)	--	--	6		6
Total assets at fair value	$8,244	$42,570	$2,077	$(47)	$52,844
% of total assets at fair value	15.6%	80.6%	3.9%	(0.1) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(553)		$(553)
Other liabilities:
Free-standing derivatives	--	(91)	(30)	$29	(92)
Total liabilities at fair value	$--	$(91)	$(583)	$29	$(645)
% of total liabilities at fair value	-- %	14.1%	90.4%	(4.5) %	100.0%

______________

(1)      Includes $4 million of mortgage loans, $1 million of limited partnership interests and $1 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements as of December 31, 2012.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
ARS backed by student loans	$202	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	32 - 44 months

Derivatives embedded in life and annuity contracts - Equity-indexed and forward starting options	$(419)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.92%

If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value.  If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of December 31, 2012, Level 3 fair value measurements include $1.72 billion of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2011:

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2011
Assets
Fixed income securities:
U.S. government and agencies	$1,614	$1,129	$--		$2,743
Municipal	--	4,305	387		4,692
Corporate	--	29,085	1,319		30,404
Foreign government	--	1,068	--		1,068
ABS	--	1,854	254		2,108
RMBS	--	2,667	47		2,714
CMBS	--	1,653	30		1,683
Redeemable preferred stock	--	15	1		16
Total fixed income securities	1,614	41,776	2,038		45,428
Equity securities	127	38	14		179
Short-term investments	46	547	--		593
Other investments:
Free-standing derivatives	--	268	1	$(103)	166
Separate account assets	6,984	--	--		6,984
Other assets	--	--	1		1
Total recurring basis assets	8,771	42,629	2,054	(103)	53,351
Non-recurring basis (1)	--	--	24		24
Total assets at fair value	$8,771	$42,629	$2,078	$(103)	$53,375
% of total assets at fair value	16.4%	79.9%	3.9%	(0.2) %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(723)		$(723)
Other liabilities:
Free-standing derivatives	--	(96)	(89)	$60	(125)
Total liabilities at fair value	$--	$(96)	$(812)	$60	$(848)
% of total liabilities at fair value	-- %	11.3%	95.8%	(7.1) %	100.0%

_______________

(1)      Includes $19 million of mortgage loans and $5 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$387	$(5)	$22	$53	$(10)
Corporate	1,319	20	63	381	(64)
ABS	254	24	59	42	(7)
RMBS	47	--	--	--	(47)
CMBS	30	(4)	10	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,038	35	154	476	(128)
Equity securities	14	--	--	--	--
Other investments:
Free-standing derivatives, net	(88)	25	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$1,965	$60	$154	$476	$(128)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(723)	$168	$--	$--	$--
Total recurring Level 3 liabilities	$(723)	$168	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of December 31, 2012
Assets
Fixed income securities:
Municipal	$--	$(107)	$--	$(2)	$338
Corporate	125	(223)	--	(120)	1,501
ABS	11	(165)	--	(19)	199
RMBS	--	--	--	--	--
CMBS	--	--	--	(15)	21
Redeemable preferred stock	1	(1)	--	--	1
Total fixed income securities	137	(496)	--	(156)	2,060
Equity securities	5	(12)	--	--	7
Other investments:
Free-standing derivatives, net	27	--	--	9	(27)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$169	$(508)	$--	$(147)	$2,041

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(79)	$81	$(553)
Total recurring Level 3 liabilities	$--	$--	$(79)	$81	$(553)

_____________

(1)

The effect to net income totals $228 million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $38 million in realized capital gains and losses, $22 million in net investment income, $132 million in interest credited to contractholder funds and $36 million in contract benefits.

(2)	Comprises $3 million of assets and $30 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2011.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2010	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$601	$(2)	$7	$48	$(34)
Corporate	1,760	52	(35)	237	(410)
ABS	1,974	21	(65)	--	(1,470)
RMBS	1,189	(57)	77	--	(853)
CMBS	844	(43)	111	65	(878)
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	6,369	(29)	95	350	(3,645)
Equity securities	29	(5)	--	--	(10)
Other investments:
Free-standing derivatives, net	(77)	(37)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$6,322	$(71)	$95	$350	$(3,655)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(653)	$(134)	$--	$--	$--
Total recurring Level 3 liabilities	$(653)	$(134)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of December 31, 2011
Assets
Fixed income securities:
Municipal	$10	$(241)	$--	$(2)	$387
Corporate	266	(473)	--	(78)	1,319
ABS	146	(136)	--	(216)	254
RMBS	--	(222)	--	(87)	47
CMBS	--	(66)	--	(3)	30
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	422	(1,138)	--	(386)	2,038
Equity securities	1	(1)	--	--	14
Other investments:
Free-standing derivatives, net	18	--	--	8	(88)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$441	$(1,139)	$--	$(378)	$1,965

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(100)	$164	$(723)
Total recurring Level 3 liabilities	$--	$--	$(100)	$164	$(723)

_____________

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2009	Net income (1)	OCI	Purchases, sales, issues and settlements, net	Transfers into Level 3	Transfers out of Level 3	Balance as of December 31, 2010
Assets
Fixed income securities:
Municipal	$746	$(10)	$8	$(95)	$19	$(67)	$601
Corporate	2,020	23	128	(285)	403	(529)	1,760
Foreign government	20	--	--	(20)	--	--	--
ABS	1,710	60	236	205	--	(237)	1,974
RMBS	1,052	(268)	475	(41)	--	(29)	1,189
CMBS	1,322	(235)	589	(525)	108	(415)	844
Redeemable preferred stock	1	--	--	--	--	--	1
Total fixed income securities	6,871	(430)	1,436	(761)	530	(1,277)	6,369
Equity securities	27	15	2	(13)	--	(2)	29
Other investments:
Free-standing derivatives, net	(53)	(43)	--	19	--	--	(77)	(2)
Other assets	2	(1)	--	--	--	--	1
Total recurring Level 3 assets	$6,847	$(459)	$1,438	$(755)	$530	$(1,279)	$6,322

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(110)	$(31)	$--	$3	$(515)	$--	$(653)
Total recurring Level 3 liabilities	$(110)	$(31)	$--	$3	$(515)	$--	$(653)

____________

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

During 2012, certain U.S. government securities were transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.  There were no transfers between Level 1 and Level 2 during 2011 or 2010.

During 2011, certain ABS, RMBS and CMBS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.  Additionally, in 2011 certain ABS that were valued based on non-binding broker quotes were transferred into Level 2 from Level 3 since the inputs were corroborated to be market observable.  During 2010, certain ABS and CMBS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in market activity for these assets.  When transferring these securities into Level 2, the Company did not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers or the internal valuation approach.  Accordingly, for securities included within this group, there was no change in fair value in conjunction with the transfer resulting in a realized or unrealized gain or loss.

Transfers into Level 3 during 2012, 2011 and 2010 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs have not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during 2012, 2011 and 2010 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

Transfers into Level 3 during 2010 also included derivatives embedded in equity-indexed life and annuity contracts due to refinements in the valuation modeling resulting in an increase in significance of non-market observable inputs.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of December 31.

($ in millions)	2012	2011	2010
Assets
Fixed income securities:
Municipal	$--	$(2)	$(7)
Corporate	15	19	37
ABS	--	(35)	52
RMBS	--	--	(203)
CMBS	(3)	(12)	(28)
Total fixed income securities	12	(30)	(149)
Equity securities	--	(4)	--
Other investments:
Free-standing derivatives, net	6	(29)	(26)
Other assets	--	--	(1)
Total recurring Level 3 assets	$18	$(63)	$(176)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$168	$(134)	$(31)
Total recurring Level 3 liabilities	$168	$(134)	$(31)

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $186 million in 2012 and are reported as follows: $19 million in net investment income, $131 million in interest credited to contractholder funds and $36 million in contract benefits.  These gains and losses total $(197) million in 2011 and are reported as follows: $(105) million in realized capital gains and losses, $42 million in net investment income, $(102) million in interest credited to contractholder funds and $(32) million in contract benefits.  These gains and losses total $(207) million in 2010 and are reported as follows: $(248) million in realized capital gains and losses, $74 million in net investment income, $(2) million in interest credited to contractholder funds and $(31) million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	December 31, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$5,943	$6,223	$6,546	$6,739
Cost method limited partnerships	617	778	754	882
Agent loans	319	314	279	279
Bank loans	282	282	299	290
Notes due from related party	275	275	275	235

The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of cost method limited partnerships is determined using reported net asset values of the underlying funds.  The fair value of agent loans, which are reported in other investments, is based on discounted cash flow calculations that use discount rates with a spread over U.S. Treasury rates that consider the loan’s credit risk and underlying collateral.  The fair value of bank loans, which are reported in other investments, is based on broker quotes from brokers familiar with the loans and current market conditions.  The fair value of notes due from related party, which are reported in other investments, is based on discounted cash flow calculations using current interest rates for instruments with comparable terms.  The fair value measurements for mortgage loans, cost method limited partnerships, agent loans, bank loans and notes due from related party are categorized as Level 3.

Financial liabilities

($ in millions)	December 31, 2012		December 31, 2011
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$26,984	$27,989	$30,161	$30,468
Notes due to related parties	496	496	700	659
Liability for collateral	561	561	263	263

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

7.  Derivative Financial Instruments and Off-balance sheet Financial Instruments

The Company uses derivatives to manage risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, changes in equity market valuations, increases in credit spreads and foreign currency fluctuations, and for asset replication.  The Company does not use derivatives for speculative purposes.

Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities.  Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, floors, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates.  The Company uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and futures and options for hedging the equity exposure contained in its equity indexed life and annuity product contracts that offer equity returns to contractholders.  In addition, the Company uses interest rate swaps to hedge interest rate risk inherent in funding agreements.  The Company uses foreign currency swaps and forwards primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements and holding foreign currency denominated investments.  Credit default swaps are typically used to mitigate the credit risk within the Company’s fixed income portfolio.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of December 31, 2012, the Company pledged $5 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2012.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$2	$2	$--
Total		16	n/a	2	2	--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	5,541	n/a	19	28	(9)
Interest rate cap and floor agreements	Other investments	372	n/a	1	1	--
Financial futures contracts and options	Other assets	n/a	2	--	--	--
Equity and index contracts
Options, futures and warrants (2)	Other investments	146	12,400	125	125	--
Options, futures and warrants	Other assets	n/a	249	2	2	--
Foreign currency contracts
Foreign currency forwards	Other investments	44	n/a	--	--	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	90	n/a	9	9	--
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Credit default contracts
Credit default swaps – buying protection	Other investments	32	n/a	(1)	--	(1)
Credit default swaps – selling protection	Other investments	100	n/a	1	1	--
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Total		6,346	12,651	145	167	(22)

Total asset derivatives		$6,362	12,651	$147	$169	$(22)

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$135	n/a	$(19)	$--	$(19)
Total		135	n/a	(19)	--	(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	1,185	n/a	16	18	(2)
Interest rate swaption agreements	Other liabilities & accrued expenses	250	n/a	--	--	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	429	n/a	1	1	--
Financial futures contracts and options	Other liabilities & accrued expenses	--	357	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	--	12,262	(58)	--	(58)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	820	n/a	(86)	--	(86)
Guaranteed withdrawal benefits	Contractholder funds	554	n/a	(39)	--	(39)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,916	n/a	(419)	--	(419)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(9)	--	(9)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	193	n/a	(2)	--	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	130	n/a	(30)	--	(30)
Total		7,562	12,619	(626)	19	(645)

Total liability derivatives		7,697	12,619	(645)	$19	$(664)

Total derivatives		$14,059	25,270	$(498)

_____________________

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Interest rate swap agreements	Other liabilities & accrued expenses	$28	n/a	$(5)	$--	$(5)
Foreign currency swap agreements	Other liabilities & accrued expenses	50	n/a	(7)	--	(7)
Total		78	n/a	(12)	--	(12)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	8	8	--
Interest rate cap and floor agreements	Other liabilities & accrued expenses	914	n/a	(9)	--	(9)
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	--	14,985	(49)	--	(49)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	917	n/a	(105)	--	(105)
Guaranteed withdrawal benefits	Contractholder funds	613	n/a	(57)	--	(57)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,996	n/a	(553)	--	(553)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(8)	--	(8)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	127	n/a	5	6	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	270	n/a	(68)	1	(69)
Total		7,007	14,985	(836)	15	(851)

Total liability derivatives		7,085	14,985	(848)	$15	$(863)

Total derivatives		$18,164	31,216	$(740)

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

($ in millions)	2012	2011	2010
Effective portion
(Loss) gain recognized in OCI on derivatives during the period	$(6)	$4	$3
Loss recognized in OCI on derivatives during the term of the hedging relationship	(17)	(12)	(17)
(Loss) gain reclassified from AOCI into income (realized capital gains and losses)	(1)	(1)	2

Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be less than $1 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses in 2012, 2011 or 2010.

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31.

($ in millions)	2012
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$(1)
Subtotal	(1)	--	--	--	(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	2	--	--	2
Equity and index contracts	--	--	--	56	56
Embedded derivative financial instruments	--	20	36	134	190
Foreign currency contracts	--	(2)	--	--	(2)
Credit default contracts	--	15	--	--	15
Other contracts	--	--	--	3	3
Subtotal	--	35	36	193	264
Total	$(1)	$35	$36	$193	$263

	2011
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(2)	$(8)	$--	$(5)	$(15)
Foreign currency and interest rate contracts	--	--	--	(32)	(32)
Subtotal	(2)	(8)	--	(37)	(47)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(151)	--	--	(151)
Equity and index contracts	--	--	--	(2)	(2)
Embedded derivative financial instruments	--	(45)	(32)	(38)	(115)
Credit default contracts	--	2	--	--	2
Other contracts	--	--	--	7	7
Subtotal	--	(194)	(32)	(33)	(259)
Total	$(2)	$(202)	$(32)	$(70)	$(306)

	2010
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(139)	$9	$--	$11	$(119)
Foreign currency and interest rate contracts	--	(2)	--	(18)	(20)
Subtotal	(139)	7	--	(7)	(139)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(138)	--	--	(138)
Equity and index contracts	--	--	--	113	113
Embedded derivative financial instruments	--	8	(28)	34	14
Foreign currency contracts	--	4	--	--	4
Credit default contracts	--	(6)	--	--	(6)
Other contracts	--	--	--	3	3
Subtotal	--	(132)	(28)	150	(10)
Total	$(139)	$(125)	$(28)	$143	$(149)

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

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of December 31, 2012, counterparties pledged $23 million in cash and securities to the Company, and the Company pledged $25 million in securities to counterparties all of which is collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

($ in millions)	2012				2011
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)

AA-	--	$--	$--	$--	1	$25	$1	$1
A+	1	19	--	--	3	2,936	24	4
A	3	2,252	12	--	2	3,913	14	--
A-	2	311	1	1	2	3,815	25	--
BBB+	1	3,617	11	--	2	57	41	41
Total	7	$6,199	$24	$1	10	$10,746	$105	$46

(1)	Rating is the lower of S&P or Moody’s ratings.
(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.

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

Certain of the Company’s derivative instruments contain credit-risk-contingent termination events, cross-default provisions and credit support annex agreements.  Credit-risk-contingent termination events allow the counterparties to terminate the derivative on certain dates if ALIC’s or Allstate Life Insurance Company of New York’s (“ALNY”) financial strength credit ratings by Moody’s or S&P fall below a certain level or in the event ALIC or ALNY are no longer rated by either Moody’s or S&P.  Credit-risk-contingent cross-default provisions allow the counterparties to terminate the derivative instruments if the Company defaults by pre-determined threshold amounts on certain debt instruments.  Credit-risk-contingent credit support annex agreements specify the amount of collateral the Company must post to counterparties based on ALIC’s or ALNY’s financial strength credit ratings by Moody’s or S&P, or in the event ALIC or ALNY are no longer rated by either Moody’s or S&P.

The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position as of December 31, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)	2012	2011
Gross liability fair value of contracts containing credit-risk-contingent features	$62	$133
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(28)	(60)
Collateral posted under MNAs for contracts containing credit-risk- contingent features	(25)	(72)
Maximum amount of additional exposure for contracts with credit-risk- contingent features if all features were triggered concurrently	$9	$1

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
December 31, 2012
Single name
Investment grade corporate debt (1)	$--	$5	$--	$--	$5	$--
Municipal	25	--	--	--	25	(3)
Subtotal	25	5	--	--	30	(3)
Baskets
First-to-default
Municipal	--	100	--	--	100	(26)
Subtotal	--	100	--	--	100	(26)
Index
Investment grade corporate debt (1)	1	26	68	5	100	--
Total	$26	$131	$68	$5	$230	$(29)

December 31, 2011
Single name
Investment grade corporate debt (1)	$40	$45	$15	$10	$110	$(1)
High yield debt	--	--	--	2	2	--
Municipal	25	--	--	--	25	(5)
Subtotal	65	45	15	12	137	(6)
Baskets
Tranche
Investment grade corporate debt (1)	--	--	--	65	65	(29)
First-to-default
Municipal	--	100	--	--	100	(33)
Subtotal	--	100	--	65	165	(62)
Total	$65	$145	$15	$77	$302	$(68)

(1) Investment grade corporate debt categorization is based on the rating of the underlying name(s) at initial purchase.

In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default (“FTD”) structure or a specific tranche of a basket, or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement.  With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the reference entity’s public fixed maturity cash instruments and swap rates at the time the agreement is executed.  With a FTD basket or a tranche of a basket, because of the additional credit risk inherent in a basket of named reference entities, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names.  CDX is utilized to take a position on multiple (generally 125) reference entities.  Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference entities.  If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement.  In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset.  When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at the time of settlement.  When a credit event occurs in a tranche of a basket, there is no immediate impact to the Company until cumulative losses in the basket exceed the contractual subordination.  To date, realized losses have not exceeded the subordination.  For CDX, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration.  The maximum payout on a CDS is the contract notional amount.  A physical settlement may afford the Company with recovery rights as the new owner of the asset.

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

Off-balance sheet financial instruments

The contractual amounts of off-balance sheet financial instruments as of December 31 are as follows:

($ in millions)	2012	2011
Commitments to invest in limited partnership interests	$947	$797
Commitments to extend mortgage loans	67	72
Private placement commitments	6	30
Other loan commitments	7	24

In the preceding table, the contractual amounts represent the amount at risk if the contract is fully drawn upon, the counterparty defaults and the value of any underlying security becomes worthless.  Unless noted otherwise, the Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

Commitments to invest in limited partnership interests represent agreements to acquire new or additional participation in certain limited partnership investments.  The Company enters into these agreements in the normal course of business.  Because the investments in limited partnerships are not actively traded, it is not practical to estimate the fair value of these commitments.

Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract.  The Company enters into these agreements to commit to future loan fundings at a predetermined interest rate.  Commitments generally have fixed expiration dates or other termination clauses.  The fair value of commitments to extend mortgage loans, which are secured by the underlying properties, is $1 million as of December 31, 2012, and is valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers.

Private placement commitments represent conditional commitments to purchase private placement debt and equity securities at a specified future date.  The Company enters into these agreements in the normal course of business.  The fair value of these commitments generally cannot be estimated on the date the commitment is made as the terms and conditions of the underlying private placement securities are not yet final.

Other loan commitments are agreements to lend to a borrower provided there is no violation of any condition established in the contract.  The Company enters into these agreements to commit to future loan fundings at predetermined interest rates.  Commitments generally have fixed or varying expiration dates or other termination clauses.  The fair value of these commitments is insignificant.

8.  Reserve for Life-Contingent Contract Benefits and Contractholder Funds

As of December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2012	2011
Immediate fixed annuities:
Structured settlement annuities	$7,274	$7,075
Other immediate fixed annuities	2,382	2,346
Traditional life insurance	2,899	2,805
Accident and health insurance	1,448	1,322
Other	114	118
Total reserve for life-contingent contract benefits	$14,117	$13,666

The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

Product	Mortality	Interest rate	Estimation method

Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 1.3% to 9.2%	Present value of contractually specified future benefits

Other immediate fixed annuities

1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications; Annuity 2000 mortality table; 1983 individual annuity mortality table with internal modifications

		Interest rate assumptions range from 0.1% to 11.5%	Present value of expected future benefits based on historical experience

Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 4.0% to 11.3%	Net level premium reserve method using the Company’s withdrawal experience rates; includes reserves for unpaid claims

Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 3.0% to 6.0%	Unearned premium; additional contract reserves for mortality risk and unpaid claims

Other: Variable annuity guaranteed minimum death benefits (1)	Annuity 2000 mortality table with internal modifications	Interest rate assumptions range from 4.0% to 5.8%	Projected benefit ratio applied to cumulative assessments

_______________________

(1)  In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively “Prudential”).

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies.  A liability of $771 million and $594 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2012 and 2011, respectively.  The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

As of December 31, contractholder funds consist of the following:

($ in millions)	2012	2011
Interest-sensitive life insurance	$10,356	$10,195
Investment contracts:
Fixed annuities	25,851	29,017
Funding agreements backing medium-term notes	1,867	1,929
Other investment contracts	560	528
Total contractholder funds	$38,634	$41,669

The following table highlights the key contract provisions relating to contractholder funds:

Product	Interest rate	Withdrawal/surrender charges

Interest-sensitive life insurance	Interest rates credited range from 0% to 11.0% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years

Fixed annuities	Interest rates credited range from 0% to 9.8% for immediate annuities; (8.0)% to 13.5% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.1% to 6.3% for all other products

Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 24.3% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Funding agreements backing medium-term notes	Interest rates credited range from 3.0% to 5.4% (excluding currency-swapped medium-term notes)	Not applicable

Other investment contracts:

 Guaranteed minimum income,
accumulation and withdrawal
benefits on variable (1) and fixed
annuities and secondary
guarantees on interest-sensitive
life insurance and fixed annuities

	Interest rates used in establishing reserves range from 1.7% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract

_____________________

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

Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2012	2011
Balance, beginning of year	$41,669	$46,458
Deposits	2,180	1,869
Interest credited	1,296	1,592
Benefits	(1,454)	(1,454)
Surrenders and partial withdrawals	(3,969)	(4,908)
Maturities of and interest payments on institutional products	(138)	(867)
Contract charges	(995)	(962)
Net transfers from separate accounts	11	12
Fair value hedge adjustments for institutional products	--	(34)
Other adjustments	34	(37)
Balance, end of year	$38,634	$41,669

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

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives.  The account balances of variable annuities contracts’ separate accounts with guarantees included $5.23 billion and $5.54 billion of equity, fixed income and balanced mutual funds and $721 million and $837 million of money market mutual funds as of December 31, 2012 and 2011, respectively.

The table below presents information regarding the Company’s variable annuity contracts with guarantees.  The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	December 31,
	2012	2011
In the event of death
Separate account value	$5,947	$6,372
Net amount at risk (1)	$1,044	$1,502
Average attained age of contractholders	67 years	66 years

At annuitization (includes income benefit guarantees)
Separate account value	$1,416	$1,489
Net amount at risk (2)	$418	$574
Weighted average waiting period until annuitization options available	None	1 year

For cumulative periodic withdrawals
Separate account value	$532	$587
Net amount at risk (3)	$16	$27

Accumulation at specified dates
Separate account value	$811	$906
Net amount at risk (4)	$50	$78
Weighted average waiting period until guarantee date	6 years	6 years

_________________

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

The following table summarizes the liabilities for guarantees:

($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2011 (1)	$289	$191	$164	$644
Less reinsurance recoverables	116	175	162	453
Net balance as of December 31, 2011	173	16	2	191
Incurred guarantee benefits	25	(1)	2	26
Paid guarantee benefits	(2)	--	--	(2)
Net change	23	(1)	2	24
Net balance as of December 31, 2012	196	15	4	215
Plus reinsurance recoverables	113	220	125	458
Balance, December 31, 2012 (2)	$309	$235	$129	$673

Balance, December 31, 2010 (3)	$236	$227	$136	$599
Less reinsurance recoverables	93	210	135	438
Net balance as of December 31, 2010	143	17	1	161
Incurred guarantee benefits	30	(1)	1	30
Paid guarantee benefits	--	--	--	--
Net change	30	(1)	1	30
Net balance as of December 31, 2011	173	16	2	191
Plus reinsurance recoverables	116	175	162	453
Balance, December 31, 2011 (1)	$289	$191	$164	$644

(1)

Included in the total liability balance as of December 31, 2011 are reserves for variable annuity death benefits of $116 million, variable annuity income benefits of $175 million, variable annuity accumulation benefits of $105 million, variable annuity withdrawal benefits of $57 million and other guarantees of $191 million.

(2)

Included in the total liability balance as of December 31, 2012 are reserves for variable annuity death benefits of $112 million, variable annuity income benefits of $221 million, variable annuity accumulation benefits of $86 million, variable annuity withdrawal benefits of $39 million and other guarantees of $215 million.

(3)

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

In addition, the Company has used reinsurance to effect the acquisition or disposition of certain blocks of business.  The Company had reinsurance recoverables of $1.69 billion and $1.68 billion as of December 31, 2012 and 2011, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements.  In 2012, premiums and contract charges of $128 million, contract benefits of $91 million, interest credited to contractholder funds of $23 million, and operating costs and expenses of $25 million were ceded to Prudential.  In 2011, premiums and contract charges of $152 million, contract benefits of $121 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $27 million were ceded to Prudential.  In 2010, premiums and contract charges of $171 million, contract benefits of $152 million, interest credited to contractholder funds of $29 million, and operating costs and expenses of $31 million were ceded to Prudential.  In addition, as of December 31, 2012 and 2011 the Company had reinsurance recoverables of $160 million and $165 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

As of December 31, 2012, the gross life insurance in force was $533.65 billion of which $208.97 billion was ceded to the unaffiliated reinsurers.

The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Direct	$2,121	$2,229	$2,230
Assumed
Affiliate	115	113	107
Non-affiliate	40	20	22
Ceded-non-affiliate	(654)	(730)	(776)
Premiums and contract charges, net of reinsurance	$1,622	$1,632	$1,583

The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Direct	$2,051	$2,036	$2,075
Assumed
Affiliate	80	78	72
Non-affiliate	34	19	22
Ceded-non-affiliate	(644)	(631)	(673)
Contract benefits, net of reinsurance	$1,521	$1,502	$1,496

The effects of reinsurance on interest credited to contractholder funds for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Direct	$1,288	$1,614	$1,774
Assumed
Affiliate	10	10	10
Non-affiliate	19	11	12
Ceded-non-affiliate	(28)	(27)	(32)
Interest credited to contractholder funds, net of reinsurance	$1,289	$1,608	$1,764

Reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2012	2011
Annuities	$1,831	$1,827
Life insurance	1,606	1,595
Long-term care insurance	1,049	949
Other	84	86
Total	$4,570	$4,457

As of December 31, 2012 and 2011, approximately 95% and 94%, respectively, of the Company’s reinsurance recoverables are due from companies rated A- or better by S&P.

10.  Deferred Policy Acquisition and Sales Inducement Costs

Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Balance, beginning of year	$2,165	$2,526	$3,073
Acquisition costs deferred	262	241	304
Amortization charged to income	(324)	(430)	(220)
Effect of unrealized gains and losses	(269)	(172)	(631)
Balance, end of year	$1,834	$2,165	$2,526

DSI activity, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2012	2011	2010
Balance, beginning of year	$41	$86	$195
Sales inducements deferred	22	7	14
Amortization charged to income	(14)	(23)	(27)
Effect of unrealized gains and losses	(8)	(29)	(96)
Balance, end of year	$41	$41	$86

11.  Guarantees and Contingent Liabilities

Guaranty funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.  Amounts assessed to each company are typically related to its proportion of business written in each state.  The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency and the amount of the loss is reasonably estimable.  In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction.  In certain states there must also be a final order of liquidation.  As of December 31, 2012 and 2011, the liability balance included in other liabilities and accrued expenses was $40 million and $41 million, respectively.  The related premium tax offsets included in other assets were $32 million and $34 million as of December 31, 2012 and 2011, respectively.

Executive Life Insurance Company of New York (“ELNY”) has been under the jurisdiction of the New York Liquidation Bureau (the “Bureau”) as part of a 1992 court-ordered rehabilitation plan.  ELNY continues to fully pay annuity benefits when due.  The Superintendent of Insurance of the State of New York in conjunction with the New

York Attorney General filed a proposed formal plan of liquidation on September 1, 2011 and a court order approving the plan, as amended, was entered on April 16, 2012.  On May 30, 2012, an attorney representing a number of ELNY payees filed a notice, appealing the ELNY Order of Liquidation.  On February 6, 2013, the New York Appellate Division issued its order on that appeal and affirmed the lower court’s order of liquidation.  The attorney representing those payees has indicated that he will appeal this most recent decision.  Assessments will not begin until the completion of the appeals process.  The current publicly available estimated shortfall from the Bureau is $1.57 billion.  New York law currently contains an aggregate limit on insurer assessments by the guaranty fund, the Life Insurance Corporation of New York, of $558 million, of which approximately $40 million has been used.  The Company’s three-year average market share for New York as of December 31, 2010, based on assessable premiums, was approximately 1.8%.

As of December 31, 2012, the accrued liability for the Company’s estimated aggregate exposure is $10 million, net of state related taxes, which includes $16 million pre-tax for guaranty fund assessments and $3 million pre-tax for participation in an industry sponsored plan to supplement certain ELNY policyholders.  The ultimate cost will depend on the approved court ordered liquidation plan, the level of guaranty fund system participation and the realization of tax benefits.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future state related taxes.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $4 million as of December 31, 2012.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of December 31, 2012.

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

The Company had no liability for unrecognized tax benefits as of December 31, 2012 or 2011, and believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months.  No amounts have been accrued for interest or penalties.

The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2012	2011
Deferred assets
Difference in tax bases of investments	$53	$146
Deferred reinsurance gain	27	31
Other assets	1	11
Total deferred assets	81	188
Deferred liabilities
Unrealized net capital gains	(883)	(440)
DAC	(444)	(427)
Life and annuity reserves	(193)	(56)
Other liabilities	(85)	(86)
Total deferred liabilities	(1,605)	(1,009)
Net deferred liability	$(1,524)	$(821)

Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.  There was no valuation allowance for deferred tax assets as of December 31, 2012 or 2011.

The components of income tax expense (benefit) for the years ended December 31 are as follows:

($ in millions)	2012	2011	2010
Current	$(82)	$29	$(199)
Deferred	261	196	154
Total income tax expense (benefit)	$179	$225	$(45)

The Company received refunds of $58 million and $629 million in 2012 and 2010, respectively, and paid income taxes of $72 million in 2011.  The Company had a current income tax receivable of $77 million and $53 million as of December 31, 2012 and 2011, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2012	2011	2010
Statutory federal income tax rate - expense (benefit)	35.0%	35.0%	(35.0)%
Tax credits	(3.8)	(1.4)	(2.2)
Dividends received deduction	(1.4)	(1.2)	(13.1)
State income taxes	--	0.3	(2.1)
Other	(0.2)	(0.2)	(0.2)
Effective income tax rate - expense (benefit)	29.6%	32.5%	(52.6)%

13.  Capital Structure

Debt outstanding

All of the Company’s outstanding debt as of December 31, 2012 and 2011 relates to intercompany obligations. These obligations reflect notes due to related parties and are discussed in Note 4.  The Company paid $48 million, $97 million and $16 million of interest on debt in 2012, 2011 and 2010, respectively.

14.  Statutory Financial Information and Dividend Limitations

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

Statutory net income (loss) of ALIC and its insurance subsidiaries was $382 million, $(83) million and $(456) million in 2012, 2011 and 2010, respectively.  Statutory capital and surplus was $3.38 billion and $3.46 billion as of December 31, 2012 and 2011, respectively.

Dividend Limitations

The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors.  The payment of shareholder dividends by ALIC to AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months.  The amount of dividends is further limited to the amount of unassigned surplus, which is the portion of statutory capital and surplus out of which dividends can be paid.  During 2013, ALIC will not be able to pay dividends without prior IL DOI approval since it does not have unassigned surplus.  As of December 31, 2012, ALIC’s unassigned surplus reflected a deficit position of $62 million.  All state insurance regulators have adopted RBC requirements developed by the NAIC.  Maintaining statutory capital and surplus at a level in excess of the company action level allows the insurance company to avoid RBC regulatory action.  ALIC’s total statutory capital and surplus exceeds its company action level RBC as of December 31, 2012.

Intercompany transactions

Notification and approval of intercompany lending activities is also required by the IL DOI when ALIC does not have unassigned surplus and for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

15.  Benefit Plans

Pension and other postretirement plans

Defined benefit pension plans, sponsored by the Corporation, cover most full-time employees, certain part-time employees and employee-agents.  Benefits under the pension plans are based upon the employee’s length of service and eligible annual compensation.  The cost allocated to the Company for the pension plans was $36 million, $22 million and $32 million in 2012, 2011 and 2010, respectively.

The Corporation provides certain health care subsidies for eligible employees hired before January 1, 2003 when they retire and their eligible dependents and certain life insurance benefits for eligible employees hired before January 1, 2003 when they retire (“postretirement benefits”).  The cost allocated to the Company for postretirement benefits other than pension plans was $91 thousand and $1 million in 2012 and 2010, respectively, and the credit allocated to the Company was $1 million in 2011.

The Corporation has reserved the right to modify or terminate its benefit plans at any time and for any reason.

Allstate 401(k) Savings Plan

Employees of AIC are eligible to become members of the Allstate 401(k) Savings Plan (“Allstate Plan”).  The Corporation’s contributions are based on the Corporation’s matching obligation and certain performance measures. The cost allocated to the Company for the Allstate Plan was $6 million, $5 million and $4 million in 2012, 2011 and 2010, respectively.

16.  Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2012			2011			2010
	Pre- tax	Tax	After- tax	Pre- Tax	Tax	After- tax	Pre- Tax	Tax	After- tax
Unrealized net holding gains arising during the period, net of related offsets	$1,180	$(414)	$766	$1,001	$(350)	$651	$1,819	$(638)	$1,181
Less: reclassification adjustment of realized capital gains and losses	(84)	29	(55)	579	(203)	376	(349)	122	(227)
Unrealized net capital gains and losses	1,264	(443)	821	422	(147)	275	2,168	(760)	1,408
Unrealized foreign currency translation adjustments	--	--	--	(2)	1	(1)	--	--	--
Other comprehensive income	$1,264	$(443)	$821	$420	$(146)	$274	$2,168	$(760)	$1,408

17.  Quarterly Results (unaudited)

($ in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Revenues	$1,052	$1,125	$1,065	$1,141	$970	$1,279	$1,116	$1,114
Net income	83	91	98	135	103	160	142	83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, IL 60062

We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of December 31, 2012 and 2011, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder’s Equity, and Cash Flows for each of the three years in the period ended December 31, 2012.  Our audits also included the consolidated financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 8, 2013

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria related to internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 14.  Principal Accounting Fees and Services

(1), (2), (3) and (4) Disclosure of fees -

The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2012 and 2011.

	2012	2011 (c)
Audit fees (a)	$2,997,400	$3,043,600
Audit related fees (b)	91,900	367,200
Total fees	$3,089,300	$3,410,800

______________________

(a)

Fees for audits of annual financial statements, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents, and review of documents filed with the Securities and Exchange Commission. The amount disclosed does not reflect reimbursed audit fees received from non-Deloitte entities in the amounts of $253,400 and $332,600 for 2012 and 2011, respectively.

(b)	Audit related fees relate primarily to professional services such as accounting consultations relating to new accounting standards and are set forth below.

	2012	2011
Adoption of new accounting standards	$61,900	$189,200
Audits and other attestation services	30,000	30,000
Other	--	148,000
Audit related fees	$91,900	$367,200

(c)    Total fees for 2011 have been reduced by $169,900 primarily to reflect a decrease in estimated audit related fees for the adoption of new standards.

(5)(i) and (ii) Audit Committee’s pre-approval policies and procedures -

The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life.  Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99 — The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant’s Services (the “Pre-Approval Policy”).  In addition, in 2005 the Audit Committee of Allstate Life adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life.  All of the services provided by Deloitte & Touche LLP to Allstate Life in 2012 and 2011 were approved by The Allstate Corporation and Allstate Life Audit Committees.

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

Item 15.  (a) (3)

The following is a list of the exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3(i)	Articles of Amendment to the Articles of Incorporation of Allstate Life Insurance Company dated December 29, 1999.	10	000-31248	3.1	April 24, 2002
3(ii)	Amended and Restated By-Laws of Allstate Life Insurance Company effective March 15, 2007.	8-K	000-31248	3(ii)	March 20, 2007
4	See Exhibits 3 (i) and 3 (ii).
10.2	Credit Agreement dated April 27, 2012 among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Bank of America, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	1-11840	10.6	May 2, 2012
10.3	Surplus Note Purchase Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective, August 1, 2005.	10-Q	000-31248	10.2	November 7, 2005
10.4	Pledge and Security Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective August 1, 2005.	10-Q	000-31248	10.3	November 7, 2005
10.5	Surplus Note between Allstate Life Insurance Company and Allstate Insurance Company dated November 17, 2008.	8-K	000-31248	10.1	November 18, 2008
10.6	Intercompany Loan Agreement between The Allstate Corporation, Allstate Life Insurance Company, Lincoln Benefit Life Company and other certain subsidiaries of The Allstate Corporation effective February 1, 1996.	10-K	000-31248	10.24	March 13, 2007
10.7	Amended and Restated Intercompany Liquidity Agreement between Allstate Insurance Company, Allstate Life Insurance Company and The Allstate Corporation effective as of May 8, 2008.	10-Q	000-31248	10.2	May 14, 2008

10.8	Revolving Loan Credit Agreement, effective December 20, 2010 between American Heritage Life Insurance Company and Road Bay Investments, LLC.	8-K	000-31248	10.1	December 27, 2010
10.9	Pledge and Security Agreement, dated as of December 20, 2010, between Road Bay Investments, LLC and American Heritage Life Insurance Company securing obligations under the Revolving Loan Credit Agreement.	8-K	000-31248	10.2	December 27, 2010
10.10	Form of Asset Purchase Agreement between Allstate Insurance Company and Road Bay Investments, LLC dated as of March 24, 2011.	10-Q	000-31248	10.1	May 4, 2011
10.11	Form of Pledge and Security Agreement between Road Bay Investments, LLC and Allstate Insurance Company dated as of March 24, 2011.	10-Q	000-31248	10.2	May 4, 2011
10.12	Capital Support Agreement between Allstate Life Insurance Company and Allstate Insurance Company effective December 14, 2007.	8-K	000-31248	10.1	February 7, 2008
10.13	Form of Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2004.	10-K	000-31248	10.1	March 17, 2008
10.14	Form of Amendment No. 1 effective January 1, 2009 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates dated as of January 1, 2009.	8-K	000-31248	10.1	February 17, 2010
10.15	Letter Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates, including Allstate Life Insurance Company, effective December 1, 2007.	8-K	000-31248	10.1	May 23, 2008
10.16	Addendum among Allstate Insurance Company and certain affiliates dated August 17, 2011 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective as of January 1, 2004, as amended by amendment No. 1 effective as of January 1, 2009.	10-K	000-31248	10.20	March 8, 2012
10.17	New York Insurer Supplement to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation, Allstate Life Insurance Company of New York and Intramerica Life Insurance Company, effective March 5, 2005.	10-Q	000-31248	10.2	August 8, 2005
10.18	Limited Servicing Agreement among Allstate Life Insurance Company, Allstate Distributors, L.L.C. and Allstate Financial Services, LLC effective October 1, 2002.	10-K	000-31248	10.40	March 17, 2008
10.19	Form of Investment Management Agreement among Allstate Investment Management Company, The Allstate Corporation and certain affiliates effective February 1, 2012.	8-K	000-31248	10.1	February 7, 2012
10.20	Termination of Investment Management Agreement among Allstate Investments, LLC, Allstate Insurance Company, The Allstate Corporation, and certain subsidiaries effective February 1, 2012.	8-K	000-31248	10.2	February 7, 2012
10.21	Form of Investment Management Agreement among Allstate Investments, LLC, Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2007.	10-K	000-31248	10.12	March 17, 2008
10.22	Investment Advisory Agreement and Amendment to Service Agreement as of January 1, 2002 between Allstate Insurance Company, Allstate Investments, LLC and Allstate Life Insurance Company of New York.	10	000-31248	10.31	April 24, 2002
10.23	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company, effective July 1, 2005.	10-Q	000-31248	10.1	November 7, 2005
10.24	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company effective as of March 31, 2008.	8-K	000-31248	10.1	December 23, 2008
10.25	Investment Advisory Agreement by and between Allstate Insurance Company and Intramerica Life Insurance Company effective July 1, 1999.	10	000-31248	10.29	April 24, 2002
10.26	Assignment and Assumption Agreement dated as of January 1, 2002 among Allstate Insurance Company, Allstate Investments, LLC and Intramerica Life Insurance Company.	10	000-31248	10.30	April 24, 2002

10.27	Investment Sub-Advisory Agreement between Allstate Institutional Advisors, LLC and Allstate Investment Management Company effective as of March 30, 2008.	8-K	000-31248	10.1	April 24, 2008
10.28	Assignment & Delegation of Administrative Services Agreements, Underwriting Agreements, and Selling Agreements entered into as of September 1, 2011 between ALFS, Inc., Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C., Charter National Life Insurance Company, Intramerica Life Insurance Company, Allstate Financial Services, LLC, and Lincoln Benefit Life Company.	8-K	000-31248	10.1	September 1, 2011
10.29	Selling Agreement by and among Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc., f/k/a Allstate Life Financial Services, Inc., merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.) effective July 26, 1999.	10-K	000-31248	10.6	March 26, 2004
10.30	Amendment effective August 1, 1999 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.1	November 10, 2004
10.31	Amendment effective September 28, 2001 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.2	November 10, 2004
10.32	Amendment effective February 15, 2002 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.3	November 10, 2004
10.33	Amendment effective April 21, 2003 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.4	November 10, 2004
10.34	Selling Agreement and Addenda to Agreement between Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 17, 2001, December 31, 2001 and November 18, 2002, respectively.	10-K	000-31248	10.39	March 17, 2008
10.35	Selling Agreement by and among Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 1, 2005.	10-K	000-31248	10.7	March 26, 2004
10.36	Selling Agreement by and between Lincoln Benefit Life Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective August 2, 1999.	10-K	000-31248	10.8	March 26, 2004
10.37	Marketing Coordination and Administrative Services Agreement among Allstate Insurance Company, Allstate Life Insurance Company and Allstate Financial Services, LLC effective January 1, 2003.	10-K	000-31248	10.9	March 26, 2004
10.38	First Amendment to Marketing Coordination and Administrative Services Agreement by and among Allstate Life Insurance Company, Allstate Financial Services, LLC and Allstate Insurance Company effective January 1, 2006.	10-Q	000-31248	10.1	August 8, 2006
10.39	Marketing Agreement by and among Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective June 10, 2003.	10-K	000-31248	10.41	March 17, 2008

10.40	Reinsurance and Administrative Services Agreement by and between American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective February 1, 1998.	8-K	000-31248	10.3	January 30, 2008
10.41	Novation and Assignment Agreement by and among Allstate Life Insurance Company, American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective June 30, 2004.	8-K	000-31248	10.2	January 30, 2008
10.42	Amendment to Reinsurance Agreement effective December 1, 2007, by and between American Heritage Life Insurance Company and Allstate Life Insurance Company.	8-K	000-31248	10.1	January 30, 2008
10.43	Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	8-K	000-31248	10.2	January 9, 2008
10.44	Amendment No. 1 dated as of January 1, 2008 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	8-K	000-31248	10.1	January 9, 2008
10.45	Amendment No. 2 dated and effective as of April 1, 2011 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	10-Q	000-31248	10.4	August 5, 2011
10.46	Retrocessional Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	10-K	000-31248	10.23	March 16, 2005
10.47	Reinsurance Agreement effective October 1, 2008 between American Heritage Life Insurance Company and Allstate Life Insurance Company.	8-K	000-31248	10.1	October 28, 2008
10.48	Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.	8-K	000-31248	10.1	July 15, 2010
10.49	Amendment No. 1 dated and effective as of July 18, 2011 to Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.	10-Q	000-31248	10.3	August 5, 2011
10.50	Reinsurance Agreement effective September 30, 2012 between Lincoln Benefit Life Company and Lincoln Benefit Reinsurance Company.	8-K	000-31248	10.1	October 3, 2012
10.51	Form of Tax Sharing Agreement by and among The Allstate Corporation and certain affiliates dated as of November 12, 1996.	10-K	000-31248	10.24	March 17, 2008
10.52	Agreement for the Settlement of State and Local Tax Credits among Allstate Insurance Company and certain of its affiliates, including Allstate Life Insurance Company effective January 1, 2007.	8-K	000-31248	10.1	February 21, 2008
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
99	The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant’s Services effective February 23, 2009.	10-K	000-31248	99	March 19, 2009
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

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
March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Don Civgin	President, Chief Executive Officer
Don Civgin	and a Director (Principal Executive Officer)	March 8, 2013

/s/ Jesse E. Merten	Senior Vice President, Chief Financial
Jesse E. Merten	Officer and a Director (Principal Financial Officer)	March 8, 2013

/s/ Thomas J. Wilson	Chairman of the Board and a Director	March 8, 2013
Thomas J. Wilson

/s/ David A. Bird	Director	March 8, 2013
David A. Bird

/s/ Anurag Chandra	Director	March 8, 2013
Anurag Chandra

/s/ Angela K. Fontana	Director	March 8, 2013
Angela K. Fontana

/s/ Judith P. Greffin	Director	March 8, 2013
Judith P. Greffin

/s/ Wilford J. Kavanaugh	Director	March 8, 2013
Wilford J. Kavanaugh

/s/ Samuel H. Pilch	Director	March 8, 2013
Samuel H. Pilch

/s/ John C. Pintozzi	Director	March 8, 2013
John C. Pintozzi

/s/ Steven E. Shebik	Director	March 8, 2013
Steven E. Shebik

/s/ Matthew E. Winter	Director	March 8, 2013
Matthew E. Winter

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2012

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$2,137	$2,379	$2,379
States, municipalities and political subdivisions	4,153	4,704	4,704
Foreign governments	1,017	1,180	1,180
Public utilities	6,175	6,934	6,934
Convertibles and bonds with warrants attached	401	358	358
All other corporate bonds	22,172	24,239	24,239
Asset-backed securities	1,921	1,865	1,865
Residential mortgage-backed securities	1,778	1,791	1,791
Commercial mortgage-backed securities	1,425	1,408	1,408
Redeemable preferred stocks	15	18	18
Total fixed maturities	41,194	$44,876	44,876

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	310	$345	345

Mortgage loans on real estate	5,943	$6,223	5,943
Real estate (includes $34 acquired in satisfaction of debt)	62		62
Policy loans	836		836
Derivative instruments	127	$129	129
Limited partnership interests	1,924		1,924
Other long-term investments	876		876
Short-term investments	875	$875	875
Total investments	$52,147		$55,866

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2012

Life insurance in force	$505,436	$208,967	$28,211	$324,680	8.7%

Premiums and contract charges:
Life insurance	$1,978	$550	$95	$1,523	6.2%

Accident and health insurance	143	104	60	99	60.6%

Total premiums and contract charges	$2,121	$654	$155	$1,622	9.6%

Year ended December 31, 2011

Life insurance in force	$504,176	$221,372	$22,108	$304,912	7.3%

Premiums and contract charges:
Life insurance	$2,072	$610	$72	$1,534	4.7%

Accident and health insurance	157	120	61	98	62.2%

Total premiums and contract charges	$2,229	$730	$133	$1,632	8.1%

Year ended December 31, 2010

Life insurance in force	$507,645	$237,626	$22,879	$292,898	7.8%

Premiums and contract charges:
Life insurance	$2,063	$647	$71	$1,487	4.8%

Accident and health insurance	167	129	58	96	60.4%

Total premiums and contract charges	$2,230	$776	$129	$1,583	8.1%

____________________

(1) No reinsurance or coinsurance income was netted against premiums ceded in 2012, 2011 or 2010.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period

Year ended December 31, 2012

Allowance for estimated losses on mortgage loans	$63	$(5)	$--	$16	$42

Year ended December 31, 2011

Allowance for estimated losses on mortgage loans	$84	$33	$--	$54	$63

Year ended December 31, 2010

Allowance for estimated losses on mortgage loans	$94	$65	$--	$75	$84