Form 10-Q
period 2013-03-31
ALLSTATE LIFE INSURANCE CO
filed 2013-05-03
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

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

Yes   X         No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X         No __

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

Yes ____        No   X

As of May 3, 2013, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended March 31,
	2013	2012
	(unaudited)
Revenues
Premiums	$145	$146
Contract charges	264	255
Net investment income	621	673
Realized capital gains and losses:
Total other-than-temporary impairment losses	(1)	(33)
Portion of loss recognized in other comprehensive income	(8)	(3)
Net other-than-temporary impairment losses recognized in earnings	(9)	(36)
Sales and other realized capital gains and losses	28	14
Total realized capital gains and losses	19	(22)
	1,049	1,052

Costs and expenses
Contract benefits	381	364
Interest credited to contractholder funds	339	371
Amortization of deferred policy acquisition costs	53	81
Operating costs and expenses	117	112
Restructuring and related charges	2	--
Interest expense	8	11
	900	939
Gain on disposition of operations	2	3

Income from operations before income tax expense	151	116

Income tax expense	42	33

Net income	109	83

Other comprehensive income, after-tax
Change in unrealized net capital gains and losses	26	228
Change in unrealized foreign currency translation adjustments	1	(1)
Other comprehensive income, after-tax	27	227

Comprehensive income	$136	$310

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31,	December 31,
	2013	2012
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $40,692 and $41,194)	$44,223	$44,876
Mortgage loans	5,823	5,943
Equity securities, at fair value (cost $312 and $310)	379	345
Limited partnership interests	1,933	1,924
Short-term, at fair value (amortized cost $1,343 and $875)	1,343	875
Policy loans	828	836
Other	1,147	1,067
Total investments	55,676	55,866
Cash	225	341
Deferred policy acquisition costs	1,864	1,834
Reinsurance recoverables	4,541	4,570
Accrued investment income	506	489
Other assets	408	401
Separate Accounts	6,750	6,610
Total assets	$69,970	$70,111

Liabilities
Contractholder funds	$38,116	$38,634
Reserve for life-contingent contract benefits	13,981	14,117
Unearned premiums	19	20
Payable to affiliates, net	98	111
Other liabilities and accrued expenses	1,468	1,286
Deferred income taxes	1,593	1,524
Notes due to related parties	496	496
Separate Accounts	6,750	6,610
Total liabilities	62,521	62,798

Commitments and Contingent Liabilities (Note 7)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares
authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares
authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,190	3,190
Retained income	2,594	2,485
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	22	(5)
Other unrealized net capital gains and losses	2,303	2,405
Unrealized adjustment to DAC, DSI and insurance reserves	(665)	(766)
Total unrealized net capital gains and losses	1,660	1,634
Unrealized foreign currency translation adjustments	--	(1)
Total accumulated other comprehensive income	1,660	1,633
Total shareholder’s equity	7,449	7,313
Total liabilities and shareholder’s equity	$69,970	$70,111

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended March 31,
	2013	2012
Cash flows from operating activities	(unaudited)
Net income	$109	$83
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(14)	(4)
Realized capital gains and losses	(19)	22
Gain on disposition of operations	(2)	(3)
Interest credited to contractholder funds	339	371
Changes in:
Policy benefits and other insurance reserves	(159)	(222)
Unearned premiums	--	(1)
Deferred policy acquisition costs	(21)	24
Reinsurance recoverables, net	(16)	20
Income taxes	43	34
Other operating assets and liabilities	6	(48)
Net cash provided by operating activities	266	276

Cash flows from investing activities
Proceeds from sales
Fixed income securities	938	2,118
Equity securities	29	1
Limited partnership interests	45	34
Mortgage loans	2	6
Other investments	10	32
Investment collections
Fixed income securities	1,220	677
Mortgage loans	221	168
Other investments	33	22
Investment purchases
Fixed income securities	(1,618)	(2,418)
Equity securities	(20)	(1)
Limited partnership interests	(81)	(114)
Mortgage loans	(74)	(172)
Other investments	(35)	(28)
Change in short-term investments, net	(404)	122
Change in policy loans and other investments, net	25	(7)
Net cash provided by investing activities	291	440

Cash flows from financing activities
Contractholder fund deposits	579	448
Contractholder fund withdrawals	(1,252)	(1,290)
Repayment of notes due to related parties	--	(4)
Net cash used in financing activities	(673)	(846)
Net decrease in cash	(116)	(130)
Cash at beginning of period	341	310
Cash at end of period	$225	$180

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

The condensed consolidated financial statements and notes as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.

Premiums and contract charges

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2013	2012
Premiums
Traditional life insurance	$112	$109
Immediate annuities with life contingencies	7	12
Accident and health insurance	26	25
Total premiums	145	146

Contract charges
Interest-sensitive life insurance	261	249
Fixed annuities	3	6
Total contract charges	264	255
Total premiums and contract charges	$409	$401

Adopted accounting standards

Disclosures about Offsetting Assets and Liabilities

In December 2011 and January 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring expanded disclosures, including both gross and net information, for derivatives, repurchase and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in the reporting entity’s financial statements or those that are subject to an enforceable master netting arrangement or similar agreement.  The Company adopted the new guidance in the first quarter of 2013.  The new guidance affects disclosures only and therefore had no impact on the Company’s results of operations or financial position.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance requiring expanded disclosures about the amounts reclassified out of accumulated other comprehensive income by component.  The guidance requires the presentation of significant amounts reclassified out of accumulated other comprehensive income by income statement line item but only if the amount reclassified is required under accounting principles generally accepted in the United States of America (“GAAP”) to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, cross-reference to other disclosures that provide additional detail about those amounts is required.  The Company adopted the new guidance in the first quarter of 2013.  The adoption had no impact on the Company’s results of operations, financial position or disclosures.

2.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $57 million and $17 million for the three months ended March 31, 2013 and 2012, respectively.

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

($ in millions)	2013	2012
Net change in proceeds managed
Net change in short-term investments	$(64)	$(173)
Operating cash flow used	$(64)	$(173)

Net change in liabilities
Liabilities for collateral, beginning of year	$(561)	$(263)
Liabilities for collateral, end of period	(625)	(436)
Operating cash flow provided	$64	$173

3.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
March 31, 2013
U.S. government and agencies	$1,776	$221	$--	$1,997
Municipal	3,983	615	(29)	4,569
Corporate	29,314	2,661	(115)	31,860
Foreign government	1,007	150	(2)	1,155
Asset-backed securities (“ABS”)	1,748	47	(85)	1,710
Residential mortgage-backed securities (“RMBS”)	1,589	81	(48)	1,622
Commercial mortgage-backed securities (“CMBS”)	1,260	74	(42)	1,292
Redeemable preferred stock	15	3	--	18
Total fixed income securities	$40,692	$3,852	$(321)	$44,223

December 31, 2012
U.S. government and agencies	$2,137	$242	$--	$2,379
Municipal	4,153	612	(61)	4,704
Corporate	28,748	2,896	(113)	31,531
Foreign government	1,017	164	(1)	1,180
ABS	1,921	49	(105)	1,865
RMBS	1,778	82	(69)	1,791
CMBS	1,425	60	(77)	1,408
Redeemable preferred stock	15	3	--	18
Total fixed income securities	$41,194	$4,108	$(426)	$44,876

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of March 31, 2013:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$2,153	$2,181
Due after one year through five years	8,812	9,476
Due after five years through ten years	15,751	17,158
Due after ten years	9,379	10,784
	36,095	39,599
ABS, RMBS and CMBS	4,597	4,624
Total	$40,692	$44,223

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

Net investment income for the three months ended March 31 is as follows:

($ in millions)	2013	2012
Fixed income securities	$496	$521
Mortgage loans	91	85
Equity securities	2	1
Limited partnership interests	30	67
Short-term investments	1	--
Policy loans	12	13
Other	16	14
Investment income, before expense	648	701
Investment expense	(27)	(28)
Net investment income	$621	$673

Realized capital gains and losses

Realized capital gains and losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2013	2012
Fixed income securities	$(18)	$(50)
Mortgage loans	31	(1)
Equity securities	1	--
Limited partnership interests	--	(1)
Derivatives	7	22
Other	(2)	8
Realized capital gains and losses	$19	$(22)

Realized capital gains and losses by transaction type for the three months ended March 31 are as follows:

($ in millions)	2013	2012
Impairment write-downs	$(2)	$(20)
Change in intent write-downs	(7)	(16)
Net other-than-temporary impairment losses recognized in earnings	(9)	(36)
Sales	21	(9)
Valuation of derivative instruments	(4)	8
Settlements of derivative instruments	11	15
Realized capital gains and losses	$19	$(22)

Gross gains of $24 million and $45 million and gross losses of $9 million and $66 million were realized on sales of fixed income securities during the three months ended March 31, 2013 and 2012, respectively.

Other-than-temporary impairment losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2013			2012
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(7)	$--	$(7)	$--	$--	$--
Corporate	--	--	--	(13)	--	(13)
RMBS	1	(1)	--	(12)	(3)	(15)
CMBS	(19)	(7)	(26)	(6)	--	(6)
Total fixed income securities	(25)	(8)	(33)	(31)	(3)	(34)
Mortgage loans	26	--	26	(3)	--	(3)
Limited partnership interests	--	--	--	(1)	--	(1)
Other	(2)	--	(2)	2	--	2
Other-than-temporary impairment losses	$(1)	$(8)	$(9)	$(33)	$(3)	$(36)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $158 million and $134 million as of March 31, 2013 and December 31, 2012, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2013	December 31, 2012
Municipal	$(5)	$(5)
Corporate	(1)	(1)
ABS	(12)	(14)
RMBS	(94)	(103)
CMBS	(12)	(19)
Total	$(124)	$(142)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended March 31
	2013	2012
Beginning balance	$(345)	$(581)
Additional credit loss for securities previously other-than-temporarily impaired	(11)	(16)
Additional credit loss for securities not previously other-than-temporarily impaired	(15)	(2)
Reduction in credit loss for securities disposed or collected	28	104
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	--
Change in credit loss due to accretion of increase in cash flows	--	--
Ending balance	$(343)	$(495)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
March 31, 2013	value	Gains	Losses	gains (losses)
Fixed income securities	$44,223	$3,852	$(321)	$3,531
Equity securities	379	68	(1)	67
Short-term investments	1,343	--	--	--
Derivative instruments (1)	(14)	3	(17)	(14)
EMA limited partnerships (2)				--
Unrealized net capital gains and losses, pre-tax				3,584
Amounts recognized for:
Insurance reserves (3)				(623)
DAC and DSI (4)				(400)
Amounts recognized				(1,023)
Deferred income taxes				(901)
Unrealized net capital gains and losses, after-tax				$1,660

______________

(1)  Included in the fair value of derivative instruments are $3 million classified as assets and $17 million classified as liabilities.

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

	Fair	Gross unrealized		Unrealized net
December 31, 2012	value	Gains	Losses	gains (losses)
Fixed income securities	$44,876	$4,108	$(426)	$3,682
Equity securities	345	36	(1)	35
Short-term investments	875	--	--	--
Derivative instruments (1)	(17)	2	(19)	(17)
EMA limited partnerships				1
Unrealized net capital gains and losses, pre-tax				3,701
Amounts recognized for:
Insurance reserves				(771)
DAC and DSI				(408)
Amounts recognized				(1,179)
Deferred income taxes				(888)
Unrealized net capital gains and losses, after-tax				$1,634

_______________

(1) Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the three months ended March 31, 2013 is as follows:

($ in millions)
Fixed income securities	$(151)
Equity securities	32
Derivative instruments	3
EMA limited partnerships	(1)
Total	(117)
Amounts recognized for:
Insurance reserves	148
DAC and DSI	8
Amounts recognized	156
Deferred income taxes	(13)
Increase in unrealized net capital gains and losses	$26

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

For fixed income and equity securities managed by third parties, either the Company has contractually retained its decision making authority as it pertains to selling securities that are in an unrealized loss position or it recognizes any unrealized loss at the end of the period through a charge to earnings.

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
March 31, 2013
Fixed income securities
U.S. government and agencies	2	$18	$--	--	$--	$--	$--
Municipal	6	66	(4)	29	167	(25)	(29)
Corporate	149	1,830	(32)	63	792	(83)	(115)
Foreign government	2	120	(2)	--	--	--	(2)
ABS	2	11	--	75	772	(85)	(85)
RMBS	48	16	--	160	378	(48)	(48)
CMBS	6	57	(1)	27	230	(41)	(42)
Total fixed income securities	215	2,118	(39)	354	2,339	(282)	(321)
Equity securities	4	28	(1)	--	--	--	(1)
Total fixed income and equity securities	219	$2,146	$(40)	354	$2,339	$(282)	$(322)

Investment grade fixed income securities	156	$1,815	$(32)	237	$1,574	$(148)	$(180)
Below investment grade fixed income securities	59	303	(7)	117	765	(134)	(141)
Total fixed income securities	215	$2,118	$(39)	354	$2,339	$(282)	$(321)

December 31, 2012
Fixed income securities
U.S. government and agencies	1	$15	$--	--	$--	$--	$--
Municipal	11	101	(7)	50	395	(54)	(61)
Corporate	79	1,086	(27)	66	829	(86)	(113)
Foreign government	2	121	(1)	--	--	--	(1)
ABS	5	38	--	76	763	(105)	(105)
RMBS	49	30	--	164	442	(69)	(69)
CMBS	10	65	--	43	358	(77)	(77)
Redeemable preferred stock	--	--	--	1	--	--	--
Total fixed income securities	157	1,456	(35)	400	2,787	(391)	(426)
Equity securities	3	57	(1)	1	--	--	(1)
Total fixed income and equity securities	160	$1,513	$(36)	401	$2,787	$(391)	$(427)

Investment grade fixed income securities	132	$1,244	$(29)	262	$1,919	$(195)	$(224)
Below investment grade fixed income securities	25	212	(6)	138	868	(196)	(202)
Total fixed income securities	157	$1,456	$(35)	400	$2,787	$(391)	$(426)

As of March 31, 2013, $176 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $176 million, $134 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to widening credit spreads or rising interest rates since the time of initial purchase.

As of March 31, 2013, the remaining $146 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost.  Investment grade fixed income securities comprising $46 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $146 million, $100 million are related to below investment grade fixed income securities.  Of these amounts, $96 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2013.  Unrealized losses on below investment grade securities are principally related to ABS, RMBS and CMBS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase.  These wider spreads are largely due to the risk associated with the underlying collateral supporting certain ABS, RMBS and CMBS securities.

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

As of March 31, 2013, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of March 31, 2013, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of March 31, 2013 and December 31, 2012, the carrying value of equity method limited partnerships totaled $1.32 billion and $1.31 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships for the three months ended March 31, 2013 and 2012.

As of March 31, 2013 and December 31, 2012, the carrying value for cost method limited partnerships was $613 million and $617 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had no write-downs related to cost method limited partnerships for the three months ended March 31, 2013.  The Company had $1 million of write-downs for the three months ended March 31, 2012.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2013.

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

The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	March 31, 2013			December 31, 2012
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$230	$--	$230	$266	$--	$266
1.0 - 1.25	1,186	--	1,186	1,158	--	1,158
1.26 - 1.50	1,378	16	1,394	1,364	17	1,381
Above 1.50	2,842	129	2,971	2,854	129	2,983
Total non-impaired mortgage loans	$5,636	$145	$5,781	$5,642	$146	$5,788

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2013	December 31, 2012
Impaired mortgage loans with a valuation allowance	$24	$147
Impaired mortgage loans without a valuation allowance	18	8
Total impaired mortgage loans	$42	$155
Valuation allowance on impaired mortgage loans	$15	$42

The average balance of impaired loans was $99 million and $236 million for the three months ended March 31, 2013 and 2012, respectively.

The rollforward of the valuation allowance on impaired mortgage loans for the three months ended March 31 is as follows:

($ in millions)	2013	2012
Beginning balance	$42	$63
Net (decrease) increase in valuation allowance	(26)	3
Charge offs	(1)	(6)
Ending balance	$15	$60

The carrying value of past due mortgage loans is as follows:

($ in millions)	March 31, 2013	December 31, 2012
Less than 90 days past due	$38	$20
90 days or greater past due	4	4
Total past due	42	24
Current loans	5,781	5,919
Total mortgage loans	$5,823	$5,943

4.  Fair Value of Assets and Liabilities

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

•                  Other investments:  Certain OTC derivatives, such as interest rate caps, certain credit default swaps and certain options (including swaptions), are valued using models that are widely accepted in the financial services industry.  These are categorized as Level 3 as a result of the significance of non-market observable inputs such as volatility.  Other primary inputs include interest rate yield curves and credit spreads.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2013.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2013
Assets
Fixed income securities:
U.S. government and agencies	$908	$1,089	$--		$1,997
Municipal	--	4,318	251		4,569
Corporate	--	30,497	1,363		31,860
Foreign government	--	1,155	--		1,155
ABS	--	1,499	211		1,710
RMBS	--	1,622	--		1,622
CMBS	--	1,286	6		1,292
Redeemable preferred stock	--	17	1		18
Total fixed income securities	908	41,483	1,832		44,223
Equity securities	371	1	7		379
Short-term investments	248	1,095	--		1,343
Other investments:
Free-standing derivatives	--	264	4	$(47)	221
Separate account assets	6,750	--	--		6,750
Other assets	--	--	1		1
Total recurring basis assets	8,277	42,843	1,844	(47)	52,917
Non-recurring basis (1)	--	--	20		20
Total assets at fair value	$8,277	$42,843	$1,864	$(47)	$52,937
% of total assets at fair value	15.6%	80.9%	3.5%	-- %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(567)		$(567)
Other liabilities:
Free-standing derivatives	--	(155)	(24)	$24	(155)
Total liabilities at fair value	$--	$(155)	$(591)	$24	$(722)
% of total liabilities at fair value	-- %	21.5%	81.8%	(3.3) %	100.0%

______________

(1)  Includes $20 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2012.

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

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2013
ARS backed by student loans	$115	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	36 - 48 months

Derivatives embedded in life and annuity contracts - Equity-indexed and forward starting options	$(459)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.89%

December 31, 2012
ARS backed by student loans	$202	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	32 - 44 months

Derivatives embedded in life and annuity contracts - Equity-indexed and forward starting options	$(419)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.92%

If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value.  If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of March 31, 2013 and December 31, 2012, Level 3 fair value measurements include $1.60 billion and $1.72 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2013.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$338	$(12)	$26	$--	$--
Corporate	1,501	12	(2)	25	(125)
ABS	199	--	7	17	--
CMBS	21	--	2	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,060	--	33	42	(125)
Equity securities	7	--	--	--	--
Other investments:
Free-standing derivatives, net	(27)	7	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$2,041	$7	$33	$42	$(125)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(553)	$6	$--	$--	$--
Total recurring Level 3 liabilities	$(553)	$6	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2013
Assets
Fixed income securities:
Municipal	$--	$(101)	$--	$--	$251
Corporate	72	(109)	--	(11)	1,363
ABS	--	(8)	--	(4)	211
CMBS	--	(17)	--	--	6
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	72	(235)	--	(15)	1,832
Equity securities	--	--	--	--	7
Other investments:
Free-standing derivatives, net	1	--	--	(1)	(20)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$73	$(235)	$--	$(16)	$1,820

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(24)	$4	$(567)
Total recurring Level 3 liabilities	$--	$--	$(24)	$4	$(567)

______________

(1)  The effect to net income totals $13 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $2 million in realized capital gains and losses, $5 million in net investment income, $(20) million in interest credited to contractholder funds and $26 million in contract benefits.

(2)  Comprises $4 million of assets and $24 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$387	$--	$--	$--	$--
Corporate	1,319	5	26	56	(10)
ABS	254	13	13	--	--
RMBS	47	--	--	--	(47)
CMBS	30	(1)	6	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,038	17	45	56	(57)
Equity securities	14	--	--	--	--
Other investments:
Free-standing derivatives, net	(88)	15	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$1,965	$32	$45	$56	$(57)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(723)	$(25)	$--	$--	$--
Total recurring Level 3 liabilities	$(723)	$(25)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2012
Assets
Fixed income securities:
Municipal	$--	$--	$--	$--	$387
Corporate	19	(54)	--	(32)	1,329
ABS	--	--	--	(3)	277
RMBS	--	--	--	--	--
CMBS	--	--	--	(15)	20
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	19	(54)	--	(50)	2,014
Equity securities	--	--	--	--	14
Other investments:
Free-standing derivatives, net	3	--	--	--	(70)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$22	$(54)	$--	$(50)	$1,959

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(12)	$30	$(730)
Total recurring Level 3 liabilities	$--	$--	$(12)	$30	$(730)

______________

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 or 2012.

Transfers into Level 3 during the three months ended March 31, 2013 and 2012 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs have not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months ended March 31, 2013 and 2012 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of March 31.

($ in millions)	2013	2012
Assets
Fixed income securities:
Municipal	$(7)	$--
Corporate	5	3
ABS	--	13
CMBS	(1)	(1)
Total fixed income securities	(3)	15
Other investments:
Free-standing derivatives, net	7	15
Total recurring Level 3 assets	$4	$30

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$6	$(25)
Total recurring Level 3 liabilities	$6	$(25)

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $10 million for the three months ended March 31, 2013 and are reported as follows: $4 million in net investment income, $(20) million in interest credited to contractholder funds and $26 million in contract benefits.  These gains and losses total $5 million for the three months ended March 31, 2012 and are reported as follows: $24 million in realized capital gains and losses, $6 million in net investment income, $(56) million in interest credited to contractholder funds and $31 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	March 31, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$5,823	$6,191	$5,943	$6,223
Cost method limited partnerships	613	784	617	778
Agent loans	318	311	319	314
Bank loans	273	276	282	282
Notes due from related party	275	275	275	275

The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of cost method limited partnerships is determined using reported net asset values of the underlying funds.  The fair value of agent loans, which are reported in other investments, is based on discounted cash flow calculations that use discount rates with a spread over U.S. Treasury rates.  Assumptions used in developing estimated cash flows and discount rates consider the loan’s credit and liquidity risks.  The fair value of bank loans, which are reported in other investments, is based on broker quotes from brokers familiar with the loans and current market conditions.  The fair value of notes due from related party, which are reported in other investments, is based on discounted cash flow calculations using current interest rates for instruments with comparable terms.  The fair value measurements for mortgage loans, cost method limited partnerships, agent loans, bank loans and notes due from related party are categorized as Level 3.

Financial liabilities

($ in millions)	March 31, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$26,409	$27,185	$26,984	$27,989
Notes due to related parties	496	496	496	496
Liability for collateral	625	625	561	561

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

5.  Derivative Financial Instruments

The Company uses derivatives to manage risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, changes in equity market valuations, increases in credit spreads and foreign currency fluctuations, and for asset replication.  The Company does not use derivatives for speculative purposes.

Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities.  Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates.  The Company uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and futures and options for hedging the equity exposure contained in its equity indexed life and annuity product contracts that offer equity returns to contractholders.  In addition, the Company uses interest rate swaps to hedge interest rate risk inherent in funding agreements.  The Company uses foreign currency swaps and forwards primarily to reduce the foreign currency risk associated with issuing foreign currency denominated funding agreements and holding foreign currency denominated investments.  Credit default swaps are typically used to mitigate the credit risk within the Company’s fixed income portfolio.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded derivatives, the exchange requires margin deposits as well as daily cash settlements of margin accounts.  As of March 31, 2013, the Company pledged $4 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2013.

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$3	$3	$--
Total		16	n/a	3	3	--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	4,284	n/a	18	26	(8)
Interest rate cap agreements	Other investments	159	n/a	1	1	--
Financial futures contracts	Other assets	n/a	238	--	--	--
Equity and index contracts
Options and warrants (2)	Other investments	10	12,230	212	212	--
Financial futures contracts	Other assets	n/a	91	--	--	--
Foreign currency contracts
Foreign currency forwards	Other investments	44	n/a	--	--	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Credit default contracts
Credit default swaps – buying protection	Other investments	37	n/a	--	--	--
Credit default swaps – selling protection	Other investments	105	n/a	1	1	--
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Total		4,660	12,559	221	241	(20)

Total asset derivatives		$4,676	12,559	$224	$244	$(20)

______________

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$132	n/a	$(17)	$--	$(17)
Total		132	n/a	(17)	--	(17)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	2,185	n/a	20	22	(2)
Interest rate swaption agreements	Other liabilities & accrued expenses	250	n/a	--	--	--
Interest rate cap agreements	Other liabilities & accrued expenses	380	n/a	2	2	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	125	11,539	(125)	1	(126)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	939	n/a	(70)	--	(70)
Guaranteed withdrawal benefits	Contractholder funds	635	n/a	(30)	--	(30)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,998	n/a	(459)	--	(459)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(8)	--	(8)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	180	n/a	(2)	--	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	125	n/a	(24)	--	(24)
Total		8,902	11,539	(696)	25	(721)

Total liability derivatives		9,034	11,539	(713)	$25	$(738)

Total derivatives		$13,710	24,098	$(489)

______________

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

($ in millions, except number of contracts)	Asset derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$2	$2	$--
Total		16	n/a	2	2	--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	5,541	n/a	19	28	(9)
Interest rate cap agreements	Other investments	372	n/a	1	1	--
Financial futures contracts	Other assets	n/a	2	--	--	--
Equity and index contracts
Options and warrants (2)	Other investments	146	12,400	125	125	--
Financial futures contracts	Other assets	n/a	249	2	2	--
Foreign currency contracts
Foreign currency forwards	Other investments	44	n/a	--	--	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	90	n/a	9	9	--
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Credit default contracts
Credit default swaps – buying protection	Other investments	32	n/a	(1)	--	(1)
Credit default swaps – selling protection	Other investments	100	n/a	1	1	--
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Total		6,346	12,651	145	167	(22)

Total asset derivatives		$6,362	12,651	$147	$169	$(22)

______________

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

	Liability derivatives
		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$135	n/a	$(19)	$--	$(19)
Total		135	n/a	(19)	--	(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	1,185	n/a	16	18	(2)
Interest rate swaption agreements	Other liabilities & accrued expenses	250	n/a	--	--	--
Interest rate cap agreements	Other liabilities & accrued expenses	429	n/a	1	1	--
Financial futures contracts	Other liabilities & accrued expenses	--	357	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	--	12,262	(58)	--	(58)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	820	n/a	(86)	--	(86)
Guaranteed withdrawal benefits	Contractholder funds	554	n/a	(39)	--	(39)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,916	n/a	(419)	--	(419)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(9)	--	(9)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	193	n/a	(2)	--	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	130	n/a	(30)	--	(30)
Total		7,562	12,619	(626)	19	(645)

Total liability derivatives		7,697	12,619	(645)	$19	$(664)

Total derivatives		$14,059	25,270	$(498)

______________

(1)  Volume for OTC derivative contracts is represented by their notional amounts.  Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded.  (n/a = not applicable)

The following table provides gross and net amounts for the Company’s OTC derivatives, all of which are subject to enforceable master netting agreements.

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2013
Asset derivatives	$57	$(33)	$(14)	$10	$(10)	$--
Liability derivatives	(53)	33	(9)	(29)	26	(3)

December 31, 2012
Asset derivatives	$52	$(29)	$(18)	$5	$(5)	$--
Liability derivatives	(63)	29	--	(34)	25	(9)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the three months ended March 31.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $1 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months ended March 31, 2013 or 2012.

($ in millions)	2013	2012
Gain (loss) recognized in OCI on derivatives during the period	$3	$(5)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(14)	(16)
Loss reclassified from AOCI into income (realized capital gains and losses)	--	(1)

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31.  As of March 31, 2013, the Company has no derivatives used in fair value hedging relationships.

($ in millions)	2013
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives not designated as accounting hedging instruments
Equity and index contracts	$--	$--	$--	$38	$38
Embedded derivative financial instruments	--	(1)	26	(40)	(15)
Foreign currency contracts	--	1	--	--	1
Credit default contracts	--	7	--	--	7
Total	$--	$7	$26	$(2)	$31

	2012
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives

Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$(1)
Subtotal	(1)	--	--	--	(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(1)	--	--	(1)
Equity and index contracts	--	--	--	53	53
Embedded derivative financial instruments	--	15	31	(38)	8
Credit default contracts	--	9	--	--	9
Other contracts	--	--	--	2	2
Subtotal	--	23	31	17	71
Total	$(1)	$23	$31	$17	$70

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012.

($ in millions)	Gain (loss) on derivatives	Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Investments
Net investment income	$1	$(1)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of March 31, 2013, counterparties pledged $33 million in cash and securities to the Company, and the Company pledged $26 million in securities to counterparties all of which is collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

Counterparty credit exposure represents the Company’s potential loss if all of the counterparties concurrently fail to perform under the contractual terms of the contracts and all collateral, if any, becomes worthless.  This exposure is measured by the fair value of OTC derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of enforceable master netting agreements.

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	March 31, 2013				December 31, 2012
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$883	$3	$1	1	$19	$--	$--
A	4	2,270	14	--	3	2,252	12	--
A-	2	90	--	--	2	311	1	1
BBB+	1	3,360	14	--	1	3,617	11	--
Total	8	$6,603	$31	$1	7	$6,199	$24	$1

______________

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

The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within enforceable MNAs.

($ in millions)	March 31, 2013	December 31, 2012
Gross liability fair value of contracts containing credit-risk-contingent features	$53	$62
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(25)	(28)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(26)	(25)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$2	$9

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2013
Single name
Investment grade corporate debt (1)	$--	$5	$--	$--	$5	$(1)
Municipal	25	--	--	--	25	(2)
Subtotal	25	5	--	--	30	(3)
Baskets
First-to-default
Municipal	--	100	--	--	100	(21)
Index
Investment grade corporate debt (1)	1	26	67	6	100	1
Total	$26	$131	$67	$6	$230	$(23)

December 31, 2012
Single name
Investment grade corporate debt (1)	$--	$5	$--	$--	$5	$--
Municipal	25	--	--	--	25	(3)
Subtotal	25	5	--	--	30	(3)
Baskets
First-to-default
Municipal	--	100	--	--	100	(26)
Index
Investment grade corporate debt (1)	1	26	68	5	100	--
Total	$26	$131	$68	$5	$230	$(29)

______________
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

6.  Reinsurance

The effects of reinsurance on premiums and contract charges for the three months ended March 31 are as follows:

($ in millions)	2013	2012
Direct	$515	$535
Assumed
Affiliate	30	28
Non-affiliate	17	5
Ceded-non-affiliate	(153)	(167)
Premiums and contract charges, net of reinsurance	$409	$401

The effects of reinsurance on contract benefits for the three months ended March 31 are as follows:

($ in millions)	2013	2012
Direct	$430	$402
Assumed
Affiliate	22	18
Non-affiliate	13	5
Ceded-non-affiliate	(84)	(61)
Contract benefits, net of reinsurance	$381	$364

The effects of reinsurance on interest credited to contractholder funds for the three months ended March 31 are as follows:

($ in millions)	2013	2012
Direct	$335	$374
Assumed
Affiliate	2	2
Non-affiliate	7	2
Ceded-non-affiliate	(5)	(7)
Interest credited to contractholder funds, net of reinsurance	$339	$371

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

Executive Life Insurance Company of New York (“ELNY”) has been under the jurisdiction of the New York Liquidation Bureau (the “Bureau”) as part of a 1992 court-ordered rehabilitation plan.  ELNY continues to fully pay annuity benefits when due.  The Superintendent of Insurance of the State of New York in conjunction with the New York Attorney General filed a proposed formal plan of liquidation on September 1, 2011 and a court order approving the plan, as amended, was entered on April 16, 2012.  On May 30, 2012, an attorney representing a number of ELNY payees filed a notice, appealing the ELNY Order of Liquidation.  On February 6, 2013, the New York Appellate Division issued its order on that appeal and affirmed the lower court’s order of liquidation.  On March 8, 2013, the attorney representing those payees filed a further appeal.  Assessments will not begin until the completion of the appeals process.  The current publicly available estimated shortfall from the Bureau is $1.57 billion.  New York law currently contains an aggregate limit on insurer assessments by the guaranty fund, the Life Insurance Corporation of New York, of $558 million, of which approximately $40 million has been used.  The Company’s three-year average market share for New York as of December 31, 2011, based on assessable premiums, was approximately 1.2%.

As of March 31, 2013, the accrued liability for the Company’s estimated aggregate exposure is $10 million, net of state related taxes, which includes $16 million pre-tax for guaranty fund assessments and $3 million pre-tax for participation in an industry sponsored plan to supplement certain ELNY policyholders.  The ultimate cost will depend on the approved court ordered liquidation plan, the level of guaranty fund system participation and the realization of tax benefits.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future state related taxes.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $4 million as of March 31, 2013.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2013.

Regulation and C ompliance

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

The Company is currently being examined by certain states for compliance with unclaimed property laws.  It is possible that this examination may result in additional payments of abandoned funds to states and to changes in the Company’s practices and procedures for the identification of escheatable funds, which could impact benefit payments and reserves, among other consequences; however, it is not likely to have a material effect on the condensed consolidated financial statements of the Company.

8.  Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis for the three months ended March 31 are as follows:

($ in millions)	2013			2012
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains arising during the period, net of related offsets	$21	$(7)	$14	$300	$(105)	$195
Less: reclassification adjustment of realized capital gains and losses	(18)	6	(12)	(51)	18	(33)
Unrealized net capital gains and losses	39	(13)	26	351	(123)	228
Unrealized foreign currency translation adjustments	2	(1)	1	(2)	1	(1)
Other comprehensive income	$41	$(14)	27	$349	$(122)	227
Net income			109			83
Comprehensive income			$136			$310

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of March 31, 2013, and the related condensed consolidated statements of operations and comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2012, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2012 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 3, 2013

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we,” “our,” “us,” or the “Company”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2012.  We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

OPERATIONS HIGHLIGHTS

•	Net income was $109 million in the first quarter of 2013 compared to $83 million in the first quarter of 2012.
•

Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $399 million in the first quarter of 2013, an increase of 4.2% from $383 million in the first quarter of 2012.

•

Investments totaled $55.68 billion as of March 31, 2013, reflecting a decrease in carrying value of $190 million from $55.87 billion as of December 31, 2012. Net investment income decreased 7.7% to $621 million in the first quarter of 2013 from $673 million in the first quarter of 2012.

•	Net realized capital gains totaled $19 million in the first quarter of 2013 compared to net realized capital losses of $22 million in the first quarter of 2012.
•	Contractholder funds totaled $38.12 billion as of March 31, 2013, reflecting a decrease of $518 million from $38.63 billion as of December 31, 2012.

OPERATIONS

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Revenues
Premiums	$145	$146
Contract charges	264	255
Net investment income	621	673
Realized capital gains and losses	19	(22)
Total revenues	1,049	1,052

Costs and expenses
Contract benefits	(381)	(364)
Interest credited to contractholder funds	(339)	(371)
Amortization of DAC	(53)	(81)
Operating costs and expenses	(117)	(112)
Restructuring and related charges	(2)	--
Interest expense	(8)	(11)
Total costs and expenses	(900)	(939)

Gain on disposition of operations	2	3
Income tax expense	(42)	(33)
Net income	$109	$83

Investments as of March 31	$55,676	$56,494

Net income was $109 million in the first quarter of 2013 compared to $83 million in the first quarter of 2012.  The increase was primarily due to net realized capital gains in the first quarter of 2013 compared to net realized capital losses in the first quarter of 2012, decreased interest credited to contractholder funds and lower amortization of DAC, partially offset by lower net investment income.

Analysis of revenues   Total revenues decreased 0.3% or $3 million in the first quarter of 2013 compared to the first quarter of 2012 primarily due to lower net investment income, partially offset by net realized capital gains in the first quarter of 2013 compared to net realized capital losses in the first quarter of 2012.

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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2013	2012
Underwritten products
Traditional life insurance premiums	$112	$109
Accident and health insurance premiums	26	25
Interest-sensitive life insurance contract charges	261	249
Subtotal	399	383

Annuities
Immediate annuities with life contingencies premiums	7	12
Other fixed annuity contract charges	3	6
Subtotal	10	18

Premiums and contract charges (1)	$409	$401

______________

(1)	Contract charges related to the cost of insurance totaled $177 million and $168 million for the first quarter of 2013 and 2012, respectively.

Total premiums and contract charges increased 2.0% in the first quarter of 2013 compared to the first quarter of 2012 primarily due to higher contract charges on interest-sensitive life insurance products primarily resulting from the growth of insurance in force and the aging of our policyholders, partially offset by lower sales of immediate annuities with life contingencies.  Effective March 22, 2013, we are no longer offering structured settlement annuities.  We will continue to service the in-force structured settlement contracts.

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

($ in millions)	Three months ended March 31,
	2013	2012
Contractholder funds, beginning balance	$38,634	$41,669

Deposits
Fixed annuities	287	153
Interest-sensitive life insurance	361	308
Total deposits	648	461

Interest credited	344	372

Benefits, withdrawals, maturities and other adjustments
Benefits	(392)	(354)
Surrenders and partial withdrawals	(886)	(938)
Maturities of and interest payments on institutional products	(1)	(1)
Contract charges	(258)	(246)
Net transfers from separate accounts	1	2
Other adjustments (1)	26	(29)
Total benefits, withdrawals, maturities and other adjustments	(1,510)	(1,566)
Contractholder funds, ending balance	$38,116	$40,936

_______________

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

Contractholder funds decreased 1.3% and 1.8% in the first quarter of 2013 and 2012, respectively, reflecting our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 7.1% in the first quarter of 2013 compared to the same period of 2012.

Contractholder deposits increased 40.6% in the first quarter of 2013 compared to the same period of 2012 primarily due to increased fixed annuity deposits driven by new equity-indexed annuity products launched in second quarter 2012 and higher deposits on interest-sensitive life insurance with secondary guarantees in advance of previously announced price increases.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 5.5% to $886 million in the first quarter of 2013 from $938 million in the same period of 2012.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 11.2% in the first quarter of 2013 compared to 10.8% in the same period of 2012.

Analysis of costs and expenses   Total costs and expenses decreased 4.2% or $39 million in the first quarter of 2013 compared to the same period of 2012 primarily due to lower interest credited to contractholder funds and amortization of DAC, partially offset by higher contract benefits.

Contract benefits increased 4.7% or $17 million in the first quarter of 2013 compared to the same period of 2012 primarily due to worse mortality experience on life insurance.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $133 million and $134 million in the first quarter of 2013 and 2012, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Life insurance	$83	$88
Accident and health insurance	8	8
Annuities	(17)	(12)
Total benefit spread	$74	$84

Benefit spread decreased 11.9% or $10 million in the first quarter of 2013 compared to the first quarter of 2012 primarily due to worse mortality experience on life insurance and annuities, partially offset by higher cost of insurance contract charges on interest-sensitive life insurance.

Interest credited to contractholder funds decreased 8.6% or $32 million in the first quarter of 2013 compared to the same period of 2012 primarily due to lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $9 million and $10 million in the first quarter of 2013 and 2012, respectively.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Annuities and institutional products	$57	$96
Life insurance	26	18
Accident and health insurance	4	3
Net investment income on investments supporting capital	71	61
Investment spread before valuation changes on embedded derivatives that are not hedged	158	178
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(9)	(10)
Total investment spread	$149	$168

Investment spread before valuation changes on embedded derivatives that are not hedged decreased 11.2% or $20 million in the first quarter of 2013 compared to the first quarter of 2012 due to lower income on limited partnerships and the continued managed reduction in our spread-based business in force, partially offset by lower crediting rates.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2013	2012	2013	2012	2013	2012
Interest-sensitive life insurance	5.4%	5.4%	3.9%	4.1%	1.5%	1.3%
Deferred fixed annuities and institutional products	4.6	4.5	3.1	3.2	1.5	1.3
Immediate fixed annuities with and without life contingencies	6.3	7.8	6.0	6.1	0.3	1.7
Investments supporting capital, traditional life and other products	4.1	4.1	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	March 31,
	2013	2012
Immediate fixed annuities with life contingencies	$8,885	$8,838
Other life contingent contracts and other	5,096	4,709
Reserve for life-contingent contract benefits	$13,981	$13,547

Interest-sensitive life insurance	$10,432	$10,217
Deferred fixed annuities	21,456	24,467
Immediate fixed annuities without life contingencies	3,795	3,829
Institutional products	1,874	1,914
Other	559	509
Contractholder funds	$38,116	$40,936

Amortization of DAC decreased 34.6% or $28 million in the first quarter of 2013 compared to the same period of 2012.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$54	$66
(Accretion) amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	(1)	15
Amortization acceleration for changes in assumptions (“DAC unlocking”)	--	--
Total amortization of DAC	$53	$81

______________

(1)

The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease in DAC amortization in the first quarter of 2013 compared to the same period of 2012 was primarily due to accretion relating to valuation changes on embedded derivatives that are not hedged in first quarter 2013 compared to amortization relating to realized capital gains in first quarter 2012 and decreased amortization on fixed annuity products due to the DAC balance for contracts issued prior to 2010 being fully amortized in second quarter 2012.

Operating costs and expenses increased 4.5% or $5 million in the first quarter of 2013 compared to the same period of 2012.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
	2013	2012
Non-deferrable commissions	$7	$8
General and administrative expenses	99	94
Taxes and licenses	11	10
Total operating costs and expenses	$117	$112

Restructuring and related charges	$2	$--

General and administrative expenses increased 5.3% or $5 million in the first quarter of 2013 compared to the same period of 2012 primarily due to higher employee related costs, as well as lower reinsurance expense allowances.

We are studying ways to reduce our cost structure including the cost of operations, such as total resource compensation, technology costs, facility expense, and improving efficiency and effectiveness.

INVESTMENTS HIGHLIGHTS

•	Investments totaled $55.68 billion as of March 31, 2013, decreasing from $55.87 billion as of December 31, 2012.
•	Unrealized net capital gains totaled $3.58 billion as of March 31, 2013, decreasing from $3.70 billion as of December 31, 2012.
•	Net investment income was $621 million in the first quarter of 2013, a decrease of 7.7% from $673 million in the first quarter of 2012.
•	Net realized capital gains were $19 million in the first quarter of 2013 compared to net realized capital losses of $22 million in the first quarter of 2012.

INVESTMENTS

The composition of the investment portfolio as of March 31, 2013 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$44,223	79.4%
Mortgage loans	5,823	10.4
Equity securities (2)	379	0.7
Limited partnership interests (3)	1,933	3.5
Short-term investments (4)	1,343	2.4
Policy loans	828	1.5
Other	1,147	2.1
Total	$55,676	100.0%

__________________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $40.69 billion.
(2)	Equity securities are carried at fair value. Cost basis for these securities was $312 million.
(3)	We have commitments to invest in additional limited partnership interests totaling $946 million.
(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $1.34 billion.

Total investments decreased to $55.68 billion as of March 31, 2013, from $55.87 billion as of December 31, 2012, primarily due to net reductions in contractholder funds of $518 million and lower valuations of fixed income securities.  The decline in valuation of fixed income securities for the three months ended March 31, 2013 was due to increasing risk-free interest rates, partially offset by tightening credit spreads.  Valuations of fixed income securities are typically driven by a combination of changes in relevant risk-free interest rates and credit spreads over the period.  Risk-free interest rates are typically referenced as the yield on U.S. Treasury securities, whereas credit spread is the additional yield on fixed income securities above the risk-free rate that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of March 31, 2013	Percent to total investments	Fair value as of December 31, 2012	Percent to total investments
U.S. government and agencies	$1,997	3.6%	$2,379	4.3%
Municipal	4,569	8.2	4,704	8.4
Corporate	31,860	57.2	31,531	56.5
Foreign government	1,155	2.1	1,180	2.1
Asset-backed securities (“ABS”)	1,710	3.1	1,865	3.3
Residential mortgage-backed securities (“RMBS”)	1,622	2.9	1,791	3.2
Commercial mortgage-backed securities (“CMBS”)	1,292	2.3	1,408	2.5
Redeemable preferred stock	18	--	18	--
Total fixed income securities	$44,223	79.4%	$44,876	80.3%

As of March 31, 2013, 92.2% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of March 31, 2013.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$1,997	$221	$--	$--	$--	$--

Municipal
Taxable and tax exempt	274	31	2,527	394	1,268	170
Auction rate securities (“ARS”)	42	--	69	--	--	--

Corporate
Public	663	52	1,655	136	8,238	732
Privately placed	608	41	996	91	3,163	305

Foreign government	496	91	236	11	159	18

ABS
Collateralized debt obligations (“CDO”)	131	4	536	4	266	(24)
Consumer and other asset-backed securities (“Consumer and other ABS”)	308	12	94	2	69	2

RMBS
U.S. government sponsored entities (“U.S. Agency”)	608	31	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	45	1	24	--	44	2
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	--	--	13	1
Subprime residential mortgage-backed securities (“Subprime”)	--	--	9	--	38	--

CMBS	639	31	89	3	116	7

Redeemable preferred stock	--	--	--	--	--	--

Total fixed income securities	$5,811	$515	$6,235	$641	$13,374	$1,213

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$1,997	$221

Municipal
Taxable and tax exempt	303	(3)	82	(6)	4,454	586
ARS	4	--	--	--	115	--

Corporate
Public	9,192	759	1,435	74	21,183	1,753
Privately placed	5,101	337	809	19	10,677	793

Foreign government	264	28	--	--	1,155	148

ABS
CDO	144	(19)	117	(20)	1,194	(55)
Consumer and other ABS	38	3	7	(2)	516	17

RMBS
U.S. Agency	--	--	--	--	608	31
Prime	108	2	194	24	415	29
Alt-A	53	2	254	1	320	4
Subprime	--	--	232	(31)	279	(31)

CMBS	133	3	315	(12)	1,292	32

Redeemable preferred stock	17	3	1	--	18	3

Total fixed income securities	$15,357	$1,115	$3,446	$47	$44,223	$3,531

Municipal bonds, including taxable, tax exempt and ARS securities, totaled $4.57 billion as of March 31, 2013 with an unrealized net capital gain of $586 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Corporate bonds, including publicly traded and privately placed, totaled $31.86 billion as of March 31, 2013, with an unrealized net capital gain of $2.55 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

ABS, RMBS and CMBS are structured securities that are primarily collateralized by consumer or corporate borrowings and residential and commercial real estate loans.  The cash flows from the underlying collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a “class”, qualifies for a specific original rating.  For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving principal repayments on the underlying collateral and retains this priority until the class is paid in full.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings.  The payment priority and class subordination included in these securities serves as credit enhancement for holders of the senior or top portions of the structures.  These securities continue to retain the payment priority features that existed at the origination of the securitization trust.  Other forms of credit enhancement may include structural features embedded in the securitization trust, such as overcollateralization, excess spread and bond insurance.  The underlying collateral can have fixed interest rates, variable interest rates (such as adjustable rate mortgages) or may contain features of both fixed and variable rate mortgages.

ABS, including CDO and Consumer and other ABS, totaled $1.71 billion as of March 31, 2013, with 92.7% rated investment grade and an unrealized net capital loss of $38 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

CDO totaled $1.19 billion as of March 31, 2013, with 90.2% rated investment grade.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.01 billion of cash flow collateralized loan obligations (“CLO”) with unrealized net capital losses of $12 million.  Cash flow CLO are structures collateralized primarily by below investment grade senior secured corporate loans.  The underlying collateral is generally actively managed by external managers that monitor the collateral’s performance and is well diversified across industries and among issuers.  The remaining $184 million of securities consisted of project finance CDO, market value CDO and trust preferred CDO with unrealized net capital losses of $43 million.

Consumer and other ABS totaled $516 million as of March 31, 2013, with 98.6% rated investment grade.  Consumer and other ABS consists of $119 million of consumer auto and $397 million of other ABS with unrealized net capital gains of $1 million and $16 million, respectively.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $1.62 billion as of March 31, 2013, with 58.1% rated investment grade and an unrealized net capital gain of $33 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with the U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  Prime are collateralized by residential mortgage loans issued to prime borrowers.  Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $181 million and $98 million of first lien and second lien securities, respectively.  The Subprime portfolio unrealized net capital loss of $31 million as of March 31, 2013 was the result of wider credit spreads than at initial purchase.  Wider spreads are largely due to the risk associated with the underlying collateral supporting certain Subprime securities.

CMBS totaled $1.29 billion as of March 31, 2013, with 75.6% rated investment grade and an unrealized net capital gain of $32 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 96.5% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

Mortgage loans Our mortgage loan portfolio totaled $5.82 billion as of March 31, 2013 compared to $5.94 billion as of December 31, 2012, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of March 31, 2013.  There were no hedge funds as of March 31, 2013.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$474	$139	$--	$613
Equity method of accounting (“EMA”)	724	268	328	1,320
Total	$1,198	$407	$328	$1,933

Number of managers	95	27	11
Number of individual funds	156	51	20
Largest exposure to single fund	$30	$35	$28

______________

(1) Includes $176 million of infrastructure and real asset funds.

The following table shows the earnings from our limited partnership interests by fund type and accounting classification for the three months ended March 31.

($ in millions)	2013				2012
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$11	$11	$22	$--	$7	$43	$50	$(1)
Real estate funds	2	7	9	--	--	19	19	--
Hedge funds	--	1	1	--	--	--	--	--
Tax credit funds	--	(2)	(2)	--	--	(2)	(2)	--
Total	$13	$17	$30	$--	$7	$60	$67	$(1)

Limited partnership interests produced income, excluding impairment write-downs, of $30 million in the three months ended March 31, 2013 compared to $67 million in the three months ended March 31, 2012.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $3.58 billion as of March 31, 2013 compared to $3.70 billion as of December 31, 2012.  The decline from December 31, 2012 was due to increasing risk-free interest rates, partially offset by tightening credit spreads.  The following table presents unrealized net capital gains and losses.

($ in millions)	March 31, 2013	December 31, 2012
U.S. government and agencies	$221	$242
Municipal	586	551
Corporate	2,546	2,783
Foreign government	148	163
ABS	(38)	(56)
RMBS	33	13
CMBS	32	(17)
Redeemable preferred stock	3	3
Fixed income securities	3,531	3,682
Equity securities	67	35
EMA limited partnerships	--	1
Derivatives	(14)	(17)
Unrealized net capital gains and losses, pre-tax	$3,584	$3,701

The unrealized net capital gains for the fixed income portfolio totaled $3.53 billion and comprised $3.85 billion of gross unrealized gains and $321 million of gross unrealized losses as of March 31, 2013.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $3.68 billion, comprised of $4.11 billion of gross unrealized gains and $426 million of gross unrealized losses as of December 31, 2012.

Gross unrealized gains and losses on fixed income securities by type and sector as of March 31, 2013 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Banking	$1,934	$107	$(49)	$1,992
Utilities	6,177	740	(14)	6,903
Consumer goods (cyclical and non-cyclical)	6,080	500	(12)	6,568
Capital goods	3,155	294	(12)	3,437
Transportation	1,511	171	(10)	1,672
Financial services	1,967	164	(6)	2,125
Energy	2,531	237	(3)	2,765
Technology	1,476	91	(3)	1,564
Basic industry	1,910	130	(2)	2,038
Communications	1,862	160	(1)	2,021
Other	711	67	(3)	775
Total corporate fixed income portfolio	29,314	2,661	(115)	31,860

U.S. government and agencies	1,776	221	--	1,997
Municipal	3,983	615	(29)	4,569
Foreign government	1,007	150	(2)	1,155
ABS	1,748	47	(85)	1,710
RMBS	1,589	81	(48)	1,622
CMBS	1,260	74	(42)	1,292
Redeemable preferred stock	15	3	--	18
Total fixed income securities	$40,692	$3,852	$(321)	$44,223

The banking, utilities, consumer goods and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2013.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $67 million and comprised $68 million of gross unrealized gains and $1 million of gross unrealized losses as of March 31, 2013.  This is compared to an unrealized net capital gain for the equity portfolio totaling $35 million, comprised of $36 million of gross unrealized gains and $1 million of gross unrealized losses, as of December 31, 2012.

Net investment income The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2013	2012
Fixed income securities	$496	$521
Mortgage loans	91	85
Equity securities	2	1
Limited partnership interests	30	67
Short-term investments	1	--
Policy loans	12	13
Other	16	14
Investment income, before expense	648	701
Investment expense	(27)	(28)
Net investment income	$621	$673

Net investment income decreased 7.7% or $52 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to lower limited partnership income and lower average investment balances, partially offset by higher prepayment fee income and litigation proceeds which increased 2013 income by a total of $27 million.

Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2013	2012
Impairment write-downs	$(2)	$(20)
Change in intent write-downs	(7)	(16)
Net other-than-temporary impairment losses recognized in earnings	(9)	(36)
Sales	21	(9)
Valuation of derivative instruments	(4)	8
Settlements of derivative instruments	11	15
Realized capital gains and losses, pre-tax	19	(22)
Income tax (expense) benefit	(7)	7
Realized capital gains and losses, after-tax	$12	$(15)

Impairment write-downs, which includes changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended March 31,
	2013	2012
Fixed income securities	$(26)	$(18)
Mortgage loans	26	(3)
Limited partnership interests	--	(1)
Other investments	(2)	2
Impairment write-downs	$(2)	$(20)

Impairment write-downs on fixed income securities for the three months ended March 31, 2013 were primarily driven by CMBS that experienced deterioration in expected cash flows.  The valuation allowance on mortgage loans was reduced due to increases in the fair value of the collateral less costs to sell for certain previously impaired loans.

Change in intent write-downs totaling $7 million in the three months ended March 31, 2013 were primarily a result of plans to reduce holdings of ARS backed by student loans.

Sales generated $21 million of net realized gains in the three months ended March 31, 2013 primarily related to sales of fixed income securities.

Valuation and settlements of derivative instruments generated net realized capital gains of $7 million for the three months ended March 31, 2013 primarily including valuation gains on credit default contracts.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	March 31, 2013	December 31, 2012
Common stock, retained income and additional capital paid-in	$5,789	$5,680
Accumulated other comprehensive income	1,660	1,633
Total shareholder’s equity	7,449	7,313
Notes due to related parties	496	496
Total capital resources	$7,945	$7,809

Shareholder’s equity increased in the first quarter of 2013, primarily due to net income and increased unrealized net capital gains on investments.

Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.  In January 2013, A.M. Best affirmed our financial strength rating of A+ and the outlook for the rating remained stable.  In April 2013, Moody’s affirmed our financial strength rating of A1 and the outlook for the rating was revised to stable from negative.  In April 2013, S&P affirmed our financial strength rating of A+ and the outlook for the rating remained negative.  Management intends to maintain the current S&P rating through continued capital and risk management actions and, based on our calculations, believes capital was sufficient as of March 31, 2013.  In the future, if our financial position is less than rating agency expectations including those related to capitalization at the parent company, AIC or the Company, we could be exposed to a downgrade in our ratings which we do not view as being material to our business model or strategies.

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

Allstate parent company capital capacity The Corporation has at the parent holding company level deployable assets totaling $2.73 billion as of March 31, 2013.  These assets include assets that are generally saleable within one quarter totaling $2.23 billion.  This provides funds for the parent company’s relatively low fixed charges and other corporate purposes.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2013, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The Corporation has the option to extend the expiration of its initial five year term by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders.  In April 2013, the Corporation utilized the option on the first anniversary of the facility and extended the facility by one year making its current expiration April 2018.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 19.4% as of March 31, 2013.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the first three months of 2013.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on April 30, 2012.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 432 million shares of treasury stock as of March 31, 2013), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $38.12 billion as of March 31, 2013.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2013.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$5,958	15.6%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	12,573	33.0
Market value adjustments (2)	5,225	13.7
Subject to discretionary withdrawal without adjustments (3)	14,360	37.7
Total contractholder funds (4)	$38,116	100.0%

______________

(1)   Includes $6.30 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)   $4.32 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)   76% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)   Includes $1.08 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

While we are able to quantify remaining scheduled maturities for our institutional products, anticipating retail product surrenders is less precise.  Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 5.4% in the first three months of 2013 compared to the same period of 2012.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 11.2% and 10.8% for the first three months of 2013 and 2012, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our institutional products are primarily funding agreements sold to unaffiliated trusts used to back medium-term notes.  As of March 31, 2013, total institutional products outstanding were $1.84 billion, with scheduled maturities of $1.75 billion in April of 2013 and $85 million in 2016.

Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance, annuity and institutional product obligations.

Cash flows As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first three months of 2013 compared to the first three months of 2012 was primarily due to lower net investment income, partially offset by lower contract benefits paid.

Lower cash provided by investing activities in the first three months of 2013 compared to the first three months of 2012 was primarily due to lower net transactional activity and the increase in short-term investments to support scheduled maturities of institutional products, partially offset by higher investment collections.

Lower cash used in financing activities in the first three months of 2013 compared to the first three months of 2012 was primarily due to higher deposits on fixed annuities and interest-sensitive life insurance and lower contractholder withdrawals.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and Compliance” in Note 7 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of the Allstate Life Insurance Company Annual Report on Form 10-K for 2012.

Item 6.  Exhibits

(a)                                 Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

May 3, 2013
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 3, 2013, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

E-1