Form 10-Q
period 2013-06-30
ALLSTATE LIFE INSURANCE CO
filed 2013-08-02
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of June 30, 2013 (unaudited) and December 31, 2012	2

	Condensed Consolidated Statements of Shareholders’ Equity for the Six-Month Periods Ended June 30, 2013 and 2012 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2013 and 2012 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Operations Highlights	38
	Impact of Low Interest Rate Environment	38
	Operations	39
	Investments Highlights	45
	Investments	45
	Capital Resources and Liquidity	51

Item 4.	Controls and Procedures	54

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 6.	Exhibits	54

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues
Premiums	$150	$152	$295	$298
Contract charges	260	256	524	511
Net investment income	619	650	1,240	1,323
Realized capital gains and losses:
Total other-than-temporary impairment losses	(15)	(9)	(16)	(42)
Portion of loss recognized in other comprehensive income	(2)	3	(10)	--
Net other-than-temporary impairment losses recognized in earnings	(17)	(6)	(26)	(42)
Sales and other realized capital gains and losses	75	13	103	27
Total realized capital gains and losses	58	7	77	(15)
	1,087	1,065	2,136	2,117

Costs and expenses
Contract benefits	396	388	777	752
Interest credited to contractholder funds	304	360	643	731
Amortization of deferred policy acquisition costs	51	59	104	140
Operating costs and expenses	114	109	231	221
Restructuring and related charges	--	--	2	--
Interest expense	7	11	15	22
	872	927	1,772	1,866
Gain on disposition of operations	1	3	3	6

Income from operations before income tax expense	216	141	367	257

Income tax expense	66	43	108	76

Net income	150	98	259	181

Other comprehensive (loss) income, after-tax
Change in unrealized net capital gains and losses	(562)	160	(536)	388
Change in unrealized foreign currency translation adjustments	(1)	3	--	2
Other comprehensive (loss) income, after-tax	(563)	163	(536)	390

Comprehensive (loss) income	$(413)	$261	$(277)	$571

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30,	December 31,
	2013	2012
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $38,494 and $41,194)	$40,440	$44,876
Mortgage loans	5,803	5,943
Equity securities, at fair value (cost $518 and $310)	550	345
Limited partnership interests	1,946	1,924
Short-term, at fair value (amortized cost $744 and $875)	744	875
Policy loans	818	836
Other	1,114	1,067
Total investments	51,415	55,866
Cash	84	341
Deferred policy acquisition costs	2,047	1,834
Reinsurance recoverables	4,521	4,570
Accrued investment income	492	489
Other assets	449	401
Separate Accounts	6,488	6,610
Total assets	$65,496	$70,111

Liabilities
Contractholder funds	$35,661	$38,634
Reserve for life-contingent contract benefits	13,449	14,117
Unearned premiums	19	20
Payable to affiliates, net	87	111
Other liabilities and accrued expenses	1,139	1,286
Deferred income taxes	1,321	1,524
Notes due to related parties	296	496
Separate Accounts	6,488	6,610
Total liabilities	58,460	62,798

Commitments and Contingent Liabilities (Note 7)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,190	3,190
Retained income	2,744	2,485
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	25	(5)
Other unrealized net capital gains and losses	1,250	2,405
Unrealized adjustment to DAC, DSI and insurance reserves	(177)	(766)
Total unrealized net capital gains and losses	1,098	1,634
Unrealized foreign currency translation adjustments	(1)	(1)
Total accumulated other comprehensive income	1,097	1,633
Total shareholder’s equity	7,036	7,313
Total liabilities and shareholder’s equity	$65,496	$70,111

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Six months ended June 30,
	2013	2012
	(unaudited)
Common stock	$5	$5

Additional capital paid-in	3,190	3,190

Retained income
Balance, beginning of period	2,485	2,060
Net income	259	181
Balance, end of period	2,744	2,241

Accumulated other comprehensive income
Balance, beginning of period	1,633	812
Change in unrealized net capital gains and losses	(536)	388
Change in unrealized foreign currency translation adjustments	--	2
Balance, end of period	1,097	1,202

Total shareholder’s equity	$7,036	$6,638

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six months ended June 30,
	2013	2012
Cash flows from operating activities	(unaudited)
Net income	$259	$181
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(32)	(11)
Realized capital gains and losses	(77)	15
Gain on disposition of operations	(3)	(6)
Interest credited to contractholder funds	643	731
Changes in:
Policy benefits and other insurance reserves	(348)	(376)
Unearned premiums	(1)	(2)
Deferred policy acquisition costs	(26)	22
Reinsurance recoverables, net	(42)	(33)
Income taxes	110	80
Other operating assets and liabilities	(52)	(97)
Net cash provided by operating activities	431	504

Cash flows from investing activities
Proceeds from sales
Fixed income securities	2,377	3,551
Equity securities	124	2
Limited partnership interests	109	88
Mortgage loans	20	11
Other investments	22	70
Investment collections
Fixed income securities	2,659	1,444
Mortgage loans	445	449
Other investments	65	35
Investment purchases
Fixed income securities	(2,358)	(3,980)
Equity securities	(290)	(2)
Limited partnership interests	(185)	(209)
Mortgage loans	(301)	(223)
Other investments	(65)	(61)
Change in short-term investments, net	18	(102)
Change in policy loans and other investments, net	76	(5)
Net cash provided by investing activities	2,716	1,068

Cash flows from financing activities
Contractholder fund deposits	1,051	941
Contractholder fund withdrawals	(4,255)	(2,650)
Repayment of notes due to related parties	(200)	(4)
Net cash used in financing activities	(3,404)	(1,713)
Net decrease in cash	(257)	(141)
Cash at beginning of period	341	310
Cash at end of period	$84	$169

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

The condensed consolidated financial statements and notes as of June 30, 2013 and for the three-month and six-month periods ended June 30, 2013 and 2012 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.

Premiums and contract charges

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Premiums
Traditional life insurance	$116	$114	$228	$223
Immediate annuities with life contingencies	9	14	16	26
Accident and health insurance	25	24	51	49
Total premiums	150	152	295	298

Contract charges
Interest-sensitive life insurance	256	251	517	500
Fixed annuities	4	5	7	11
Total contract charges	260	256	524	511
Total premiums and contract charges	$410	$408	$819	$809

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

2.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $191 million and $95 million for the six months ended June 30, 2013 and 2012, respectively.

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

($ in millions)	Six months ended June 30,
	2013	2012
Net change in proceeds managed
Net change in short-term investments	$115	$(162)
Operating cash flow provided (used)	$115	$(162)

Net change in liabilities
Liabilities for collateral, beginning of year	$(561)	$(263)
Liabilities for collateral, end of period	(446)	(425)
Operating cash flow (used) provided	$(115)	$162

3.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
June 30, 2013
U.S. government and agencies	$1,018	$158	$(1)	$1,175
Municipal	3,906	389	(53)	4,242
Corporate	28,432	1,699	(380)	29,751
Foreign government	1,019	113	(10)	1,122
Asset-backed securities (“ABS”)	1,490	42	(69)	1,463
Residential mortgage-backed securities (“RMBS”)	1,411	67	(29)	1,449
Commercial mortgage-backed securities (“CMBS”)	1,204	49	(32)	1,221
Redeemable preferred stock	14	3	--	17
Total fixed income securities	$38,494	$2,520	$(574)	$40,440

December 31, 2012
U.S. government and agencies	$2,137	$242	$--	$2,379
Municipal	4,153	612	(61)	4,704
Corporate	28,748	2,896	(113)	31,531
Foreign government	1,017	164	(1)	1,180
ABS	1,921	49	(105)	1,865
RMBS	1,778	82	(69)	1,791
CMBS	1,425	60	(77)	1,408
Redeemable preferred stock	15	3	--	18
Total fixed income securities	$41,194	$4,108	$(426)	$44,876

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of June 30, 2013:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,630	$1,663
Due after one year through five years	8,399	8,934
Due after five years through ten years	15,283	15,866
Due after ten years	9,077	9,844
	34,389	36,307
ABS, RMBS and CMBS	4,105	4,133
Total	$38,494	$40,440

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed income securities	$494	$525	$990	$1,046
Mortgage loans	87	85	178	170
Equity securities	3	2	5	3
Limited partnership interests	37	39	67	106
Short-term investments	--	--	1	--
Policy loans	12	13	24	26
Other	16	16	32	30
Investment income, before expense	649	680	1,297	1,381
Investment expense	(30)	(30)	(57)	(58)
Net investment income	$619	$650	$1,240	$1,323

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed income securities	$24	$(6)	$6	$(56)
Mortgage loans	(6)	9	25	8
Equity securities	31	--	32	--
Limited partnership interests	(3)	2	(3)	1
Derivatives	12	4	19	26
Other	--	(2)	(2)	6
Realized capital gains and losses	$58	$7	$77	$(15)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Impairment write-downs	$(16)	$(6)	$(18)	$(26)
Change in intent write-downs	(1)	--	(8)	(16)
Net other-than-temporary impairment losses recognized in earnings	(17)	(6)	(26)	(42)
Sales	63	9	84	--
Valuation of derivative instruments	6	(11)	2	(3)
Settlements of derivative instruments	6	15	17	30
Realized capital gains and losses	$58	$7	$77	$(15)

Gross gains of $42 million and $32 million and gross losses of $15 million and $31 million were realized on sales of fixed income securities during the three months ended June 30, 2013 and 2012, respectively.  Gross gains of $66 million and $77 million and gross losses of $24 million and $97 million were realized on sales of fixed income securities during the six months ended June 30, 2013 and 2012, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2013			Six months ended June 30, 2013
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$--	$(1)	$(8)	$--	$(8)
ABS	--	(1)	(1)	--	(1)	(1)
RMBS	--	--	--	1	(1)	--
CMBS	--	(1)	(1)	(19)	(8)	(27)
Total fixed income securities	(1)	(2)	(3)	(26)	(10)	(36)
Mortgage loans	(9)	--	(9)	17	--	17
Equity securities	(1)	--	(1)	(1)	--	(1)
Limited partnership interests	(4)	--	(4)	(4)	--	(4)
Other	--	--	--	(2)	--	(2)
Other-than-temporary impairment losses	$(15)	$(2)	$(17)	$(16)	$(10)	$(26)

($ in millions)	Three months ended June 30, 2012			Six months ended June 30, 2012
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(1)	$--	$(1)	$(14)	$--	$(14)
RMBS	(5)	--	(5)	(17)	(3)	(20)
CMBS	(9)	3	(6)	(15)	3	(12)
Total fixed income securities	(15)	3	(12)	(46)	--	(46)
Mortgage loans	7	--	7	4	--	4
Limited partnership interests	(1)	--	(1)	(2)	--	(2)
Other	--	--	--	2	--	2
Other-than-temporary impairment losses	$(9)	$3	$(6)	$(42)	$--	$(42)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $158 million and $134 million as of June 30, 2013 and December 31, 2012, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2013	December 31, 2012
Municipal	$(5)	$(5)
Corporate	(1)	(1)
ABS	(10)	(14)
RMBS	(92)	(103)
CMBS	(12)	(19)
Total	$(120)	$(142)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$(343)	$(495)	$(345)	$(581)
Additional credit loss for securities previously other-than-temporarily impaired	(2)	(7)	(12)	(23)
Additional credit loss for securities not previously other-than-temporarily impaired	(1)	(5)	(17)	(7)
Reduction in credit loss for securities disposed or collected	28	47	56	151
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	--	--	--
Change in credit loss due to accretion of increase in cash flows	--	--	--	--
Ending balance	$(318)	$(460)	$(318)	$(460)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
June 30, 2013	value	Gains	Losses	gains (losses)
Fixed income securities	$40,440	$2,520	$(574)	$1,946
Equity securities	550	39	(7)	32
Short-term investments	744	--	--	--
Derivative instruments (1)	(7)	3	(10)	(7)
EMA limited partnerships (2)				(1)
Unrealized net capital gains and losses, pre-tax				1,970
Amounts recognized for:
Insurance reserves (3)				(76)
DAC and DSI (4)				(197)
Amounts recognized				(273)
Deferred income taxes				(599)
Unrealized net capital gains and losses, after-tax				$1,098

_________________

(1) Included in the fair value of derivative instruments are $(1) million classified as assets and $6 million classified as liabilities.

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

______________

(1) Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the six months ended June 30, 2013 is as follows:

($ in millions)
Fixed income securities	$(1,736)
Equity securities	(3)
Derivative instruments	10
EMA limited partnerships	(2)
Total	(1,731)
Amounts recognized for:
Insurance reserves	695
DAC and DSI	211
Amounts recognized	906
Deferred income taxes	289
Decrease in unrealized net capital gains and losses	$(536)

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
June 30, 2013
Fixed income securities
U.S. government and agencies	4	$57	$(1)	--	$--	$--	$(1)
Municipal	49	365	(18)	28	143	(35)	(53)
Corporate	543	6,460	(295)	54	677	(85)	(380)
Foreign government	8	183	(10)	--	--	--	(10)
ABS	3	26	--	70	729	(69)	(69)
RMBS	80	131	(4)	139	238	(25)	(29)
CMBS	21	222	(5)	20	132	(27)	(32)
Total fixed income securities	708	7,444	(333)	311	1,919	(241)	(574)
Equity securities	34	109	(7)	--	--	--	(7)
Total fixed income and equity securities	742	$7,553	$(340)	311	$1,919	$(241)	$(581)

Investment grade fixed income securities	520	$6,594	$(299)	221	$1,342	$(147)	$(446)
Below investment grade fixed income securities	188	850	(34)	90	577	(94)	(128)
Total fixed income securities	708	$7,444	$(333)	311	$1,919	$(241)	$(574)

December 31, 2012
Fixed income securities
U.S. government and agencies	1	$15	$--	--	$--	$--	$--
Municipal	11	101	(7)	50	395	(54)	(61)
Corporate	79	1,086	(27)	66	829	(86)	(113)
Foreign government	2	121	(1)	--	--	--	(1)
ABS	5	38	--	76	763	(105)	(105)
RMBS	49	30	--	164	442	(69)	(69)
CMBS	10	65	--	43	358	(77)	(77)
Redeemable preferred stock	--	--	--	1	--	--	--
Total fixed income securities	157	1,456	(35)	400	2,787	(391)	(426)
Equity securities	3	57	(1)	1	--	--	(1)
Total fixed income and equity securities	160	$1,513	$(36)	401	$2,787	$(391)	$(427)

Investment grade fixed income securities	132	$1,244	$(29)	262	$1,919	$(195)	$(224)
Below investment grade fixed income securities	25	212	(6)	138	868	(196)	(202)
Total fixed income securities	157	$1,456	$(35)	400	$2,787	$(391)	$(426)

As of June 30, 2013, $459 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $459 million, $387 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to rising interest rates or widening credit spreads since the time of initial purchase.

As of June 30, 2013, the remaining $122 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost.  Investment grade fixed income securities comprising $59 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $122 million, $63 million are related to below investment grade fixed income securities.  Of these amounts, $48 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2013.  Unrealized losses on below investment grade securities are principally related to ABS, RMBS and CMBS and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase.  These wider spreads are largely due to the risk associated with the underlying collateral supporting certain ABS, RMBS and CMBS securities.

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

As of June 30, 2013, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of June 30, 2013, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of June 30, 2013 and December 31, 2012, the carrying value of equity method limited partnerships totaled $1.34 billion and $1.31 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships for the three or six months ended June 30, 2013 and 2012.

As of June 30, 2013 and December 31, 2012, the carrying value for cost method limited partnerships was $611 million and $617 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had $4 million of write-downs related to cost method limited partnerships for both the three months and six months ended June 30, 2013.  The Company had $1 million and $2 million of write-downs for the three months and six months ended June 30, 2012, respectively.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2013.

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

($ in millions)	June 30, 2013			December 31, 2012
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$224	$--	$224	$266	$--	$266
1.0 - 1.25	1,128	8	1,136	1,158	--	1,158
1.26 - 1.50	1,207	3	1,210	1,364	17	1,381
Above 1.50	3,032	134	3,166	2,854	129	2,983
Total non-impaired mortgage loans	$5,591	$145	$5,736	$5,642	$146	$5,788

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2013	December 31, 2012
Impaired mortgage loans with a valuation allowance	$67	$147
Impaired mortgage loans without a valuation allowance	--	8
Total impaired mortgage loans	$67	$155
Valuation allowance on impaired mortgage loans	$21	$42

The average balance of impaired loans was $88 million and $226 million for the six months ended June 30, 2013 and 2012, respectively.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended June 30		Six months ended June 30,
	2013	2012	2013	2012
Beginning balance	$15	$60	$42	$63
Net increase (decrease) in valuation allowance	9	(7)	(17)	(4)
Charge offs	(3)	(5)	(4)	(11)
Ending balance	$21	$48	$21	$48

The carrying value of past due mortgage loans is as follows:

($ in millions)	June 30, 2013	December 31, 2012
Less than 90 days past due	$--	$20
90 days or greater past due	3	4
Total past due	3	24
Current loans	5,800	5,919
Total mortgage loans	$5,803	$5,943

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

Level 3 measurements

•                  Fixed income securities:

Municipal:  Municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”).  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.  Also includes Auction rate securities (“ARS”) primarily backed by student loans that have become illiquid due to failures in the auction market that are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including the anticipated date liquidity will return to the market.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2013.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2013
Assets
Fixed income securities:
U.S. government and agencies	$221	$954	$--		$1,175
Municipal	--	4,017	225		4,242
Corporate	--	28,496	1,255		29,751
Foreign government	--	1,122	--		1,122
ABS	--	1,273	190		1,463
RMBS	--	1,449	--		1,449
CMBS	--	1,216	5		1,221
Redeemable preferred stock	--	16	1		17
Total fixed income securities	221	38,543	1,676		40,440
Equity securities	495	49	6		550
Short-term investments	117	627	--		744
Other investments:
Free-standing derivatives	--	207	6	$(14)	199
Separate account assets	6,488	--	--		6,488
Other assets	--	--	1		1
Total recurring basis assets	7,321	39,426	1,689	(14)	48,422
Non-recurring basis (1)	--	--	60		60
Total assets at fair value	$7,321	$39,426	$1,749	$(14)	$48,482
% of total assets at fair value	15.1%	81.3%	3.6%	-- %	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(533)		$(533)
Other liabilities:
Free-standing derivatives	--	(130)	(13)	$10	(133)
Total liabilities at fair value	$--	$(130)	$(546)	$10	$(666)
% of total liabilities at fair value	-- %	19.5%	82.0%	(1.5) %	100.0%

________________

(1) Includes $47 million of mortgage loans and $13 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

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

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
June 30, 2013
ARS backed by student loans	$95	Discounted cash flow model	Anticipated date liquidity will return to the market	36 - 54 months	38 - 50 months

Derivatives embedded in life and annuity contracts - Equity-indexed and forward starting options	$(445)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.87%

December 31, 2012
ARS backed by student loans	$202	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	32 - 44 months

Derivatives embedded in life and annuity contracts - Equity-indexed and forward starting options	$(419)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.92%

If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value.  If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of June 30, 2013 and December 31, 2012, Level 3 fair value measurements include $1.44 billion and $1.72 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2013.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$251	$--	$(6)	$--	$--
Corporate	1,363	8	(36)	38	(43)
ABS	211	(1)	8	--	(16)
CMBS	6	(1)	--	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	1,832	6	(34)	38	(59)
Equity securities	7	--	--	--	--
Other investments:
Free-standing derivatives, net	(20)	15	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$1,820	$21	$(34)	$38	$(59)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(567)	$57	$--	$--	$--
Total recurring Level 3 liabilities	$(567)	$57	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2013
Assets
Fixed income securities:
Municipal	$--	$(20)	$--	$--	$225
Corporate	21	(27)	--	(69)	1,255
ABS	--	--	--	(12)	190
CMBS	--	--	--	--	5
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	21	(47)	--	(81)	1,676
Equity securities	--	(1)	--	--	6
Other investments:
Free-standing derivatives, net	--	--	--	(2)	(7)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$21	$(48)	$--	$(83)	$1,676

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(26)	$3	$(533)
Total recurring Level 3 liabilities	$--	$--	$(26)	$3	$(533)

_____________

(1) The effect to net income totals $78 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $15 million in realized capital gains and losses, $4 million in net investment income, $39 million in interest credited to contractholder funds and $20 million in contract benefits.

(2) Comprises $6 million of assets and $13 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2013.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$338	$(12)	$20	$--	$--
Corporate	1,501	20	(38)	63	(168)
ABS	199	(1)	15	17	(16)
CMBS	21	(1)	2	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,060	6	(1)	80	(184)
Equity securities	7	--	--	--	--
Other investments:
Free-standing derivatives, net	(27)	22	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$2,041	$28	$(1)	$80	$(184)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(553)	$63	$--	$--	$--
Total recurring Level 3 liabilities	$(553)	$63	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2013
Assets
Fixed income securities:
Municipal	$--	$(121)	$--	$--	$225
Corporate	93	(136)	--	(80)	1,255
ABS	--	(8)	--	(16)	190
CMBS	--	(17)	--	--	5
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	93	(282)	--	(96)	1,676
Equity securities	--	(1)	--	--	6
Other investments:
Free-standing derivatives, net	1	--	--	(3)	(7)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$94	$(283)	$--	$(99)	$1,676

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(50)	$7	$(533)
Total recurring Level 3 liabilities	$--	$--	$(50)	$7	$(533)

____________

(1) The effect to net income totals $91 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $17 million in realized capital gains and losses, $9 million in net investment income, $19 million in interest credited to contractholder funds and $46 million in contract benefits.

(2) Comprises $6 million of assets and $13 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$387	$--	$2	$--	$(10)
Corporate	1,329	2	(6)	77	--
ABS	277	16	(1)	--	--
CMBS	20	(1)	2	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,014	17	(3)	77	(10)
Equity securities	14	--	1	--	--
Other investments:
Free-standing derivatives, net	(70)	(3)	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$1,959	$14	$(2)	$77	$(10)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(730)	$16	$--	$--	$--
Total recurring Level 3 liabilities	$(730)	$16	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 31, 2012
Assets
Fixed income securities:
Municipal	$--	$(16)	$--	$--	$363
Corporate	25	(20)	--	(4)	1,403
ABS	--	(11)	--	(7)	274
CMBS	--	--	--	--	21
Redeemable preferred stock	1	(1)	--	--	1
Total fixed income securities	26	(48)	--	(11)	2,062
Equity securities	5	(5)	--	--	15
Other investments:
Free-standing derivatives, net	3	--	--	(1)	(71)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$34	$(53)	$--	$(12)	$2,007

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(17)	$24	$(707)
Total recurring Level 3 liabilities	$--	$--	$(17)	$24	$(707)

____________

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$387	$--	$2	$--	$(10)
Corporate	1,319	7	20	133	(10)
ABS	254	29	12	--	--
RMBS	47	--	--	--	(47)
CMBS	30	(2)	8	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,038	34	42	133	(67)
Equity securities	14	--	1	--	--
Other investments:
Free-standing derivatives, net	(88)	12	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$1,965	$46	$43	$133	$(67)

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$(723)	$(9)	$--	$--	$--
Total recurring Level 3 liabilities	$(723)	$(9)	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2012
Assets
Fixed income securities:
Municipal	$--	$(16)	$--	$--	$363
Corporate	44	(74)	--	(36)	1,403
ABS	--	(11)	--	(10)	274
RMBS	--	--	--	--	--
CMBS	--	--	--	(15)	21
Redeemable preferred stock	1	(1)	--	--	1
Total fixed income securities	45	(102)	--	(61)	2,062
Equity securities	5	(5)	--	--	15
Other investments:
Free-standing derivatives, net	6	--	--	(1)	(71)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$56	$(107)	$--	$(62)	$2,007

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$--	$--	$(29)	$54	$(707)
Total recurring Level 3 liabilities	$--	$--	$(29)	$54	$(707)

__________

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

There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2013.  During the three months ended June 30, 2012, certain U.S. government securities were transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.

Transfers into Level 3 during the three months and six months ended June 30, 2013 and 2012 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs have not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months and six months ended June 30, 2013 and 2012 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Assets
Fixed income securities:
Municipal	$--	$--	$(6)	$--
Corporate	4	1	7	9
ABS	(1)	5	(1)	18
CMBS	(1)	(1)	(2)	(1)
Total fixed income securities	2	5	(2)	26
Other investments:
Free-standing derivatives, net	9	(4)	16	11
Total recurring Level 3 assets	$11	$1	$14	$37

Liabilities
Contractholder funds:
Derivatives embedded in life and annuity contracts	$57	$16	$63	$(9)
Total recurring Level 3 liabilities	$57	$16	$63	$(9)

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $68 million for the three months ended June 30, 2013 and are reported as follows: $7 million in realized capital gains and losses, $4 million in net investment income, $37 million in interest credited to contractholder funds and $20 million in contract benefits.  These gains and losses total $17 million for the three months ended June 30, 2012 and are reported as follows: $(4) million in realized capital gains and losses, $6 million in net investment income, $32 million in interest credited to contractholder funds and $(17) million in contract benefits.  These gains and losses total $77 million for the six months ended June 30, 2013 and are reported as follows: $8 million in realized capital gains and losses, $6 million in net investment income, $17 million in interest credited to contractholder funds and $46 million in contract benefits.  These gains and losses total $28 million for the six months ended June 30, 2012 and are reported as follows: $26 million in realized capital gains and losses, $12 million in net investment income, $(24) million in interest credited to contractholder funds and $14 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	June 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$5,803	$6,054	$5,943	$6,223
Cost method limited partnerships	611	793	617	778
Agent loans	321	306	319	314
Bank loans	261	260	282	282
Notes due from related party	275	275	275	275

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

Financial liabilities

($ in millions)	June 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$23,989	$24,646	$26,984	$27,989
Notes due to related parties	296	296	496	496
Liability for collateral	446	446	561	561

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of June 30, 2013, the Company pledged $4 million of securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2013.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$89	n/a	$(1)	$3	$(4)

Derivatives not designated as accounting hedging instruments
Interest rate contracts

Interest rate swap agreements	Other investments	1,332	n/a	6	7	(1)
Interest rate cap agreements	Other investments	290	n/a	5	5	--
Equity and index contracts
Options and warrants (2)	Other investments	13	11,110	192	192	--
Foreign currency contracts
Foreign currency forwards	Other investments	45	n/a	--	--	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Credit default contracts
Credit default swaps – buying protection	Other investments	71	n/a	(1)	--	(1)
Credit default swaps – selling protection	Other investments	85	n/a	1	1	--
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Subtotal		1,857	11,110	192	206	(14)
Total asset derivatives		$1,946	11,110	$191	$209	$(18)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$59	n/a	$(5)	$--	$(5)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	5	5	--
Interest rate cap agreements	Other liabilities & accrued expenses	149	n/a	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	108	11,260	(116)	--	(116)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	786	n/a	(59)	--	(59)
Guaranteed withdrawal benefits	Contractholder funds	539	n/a	(24)	--	(24)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,996	n/a	(445)	--	(445)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(5)	--	(5)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	145	n/a	(1)	--	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(14)	--	(14)
Subtotal		5,993	11,260	(659)	5	(664)

Total liability derivatives		6,052	11,260	(664)	$5	$(669)

Total derivatives		$7,998	22,370	$(473)

____________________

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

($ in millions, except number of contracts)		Volume (1)		Fair
	Balance sheet location	Notional amount	Number of contracts	value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$2	$2	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	5,541	n/a	19	28	(9)
Interest rate cap agreements	Other investments	372	n/a	1	1	--
Financial futures contracts	Other assets	n/a	2	--	--	--
Equity and index contracts
Options and warrants (2)	Other investments	146	12,400	125	125	--
Financial futures contracts	Other assets	n/a	249	2	2	--
Foreign currency contracts
Foreign currency forwards	Other investments	44	n/a	--	--	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	90	n/a	9	9	--
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Credit default contracts
Credit default swaps – buying protection	Other investments	32	n/a	(1)	--	(1)
Credit default swaps – selling protection	Other investments	100	n/a	1	1	--
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Subtotal		6,346	12,651	145	167	(22)

Total asset derivatives		$6,362	12,651	$147	$169	$(22)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$135	n/a	$(19)	$--	$(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	1,185	n/a	16	18	(2)
Interest rate swaption agreements	Other liabilities & accrued expenses	250	n/a	--	--	--
Interest rate cap agreements	Other liabilities & accrued expenses	429	n/a	1	1	--
Financial futures contracts	Other liabilities & accrued expenses	--	357	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	--	12,262	(58)	--	(58)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	820	n/a	(86)	--	(86)
Guaranteed withdrawal benefits	Contractholder funds	554	n/a	(39)	--	(39)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,916	n/a	(419)	--	(419)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(9)	--	(9)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	193	n/a	(2)	--	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	130	n/a	(30)	--	(30)
Subtotal		7,562	12,619	(626)	19	(645)

Total liability derivatives		7,697	12,619	(645)	$19	$(664)

Total derivatives		$14,059	25,270	$(498)

____________________

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2013
Asset derivatives	$21	$(11)	$(3)	$7	$(2)	$5
Liability derivatives	(26)	11	(1)	(16)	20	4

December 31, 2012
Asset derivatives	$52	$(29)	$(18)	$5	$(5)	$--
Liability derivatives	(63)	29	--	(34)	25	(9)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months and six months ended June 30, 2013 or 2012.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gain recognized in OCI on derivatives during the period	$6	$5	$9	$--
Loss recognized in OCI on derivatives during the term of the hedging relationship	(7)	(11)	(7)	(11)
Loss reclassified from AOCI into income (net investment income)	(1)	--	(1)	--
Loss reclassified from AOCI into income (realized capital gains and losses)	--	--	--	(1)

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income.  For the three months and six months ended June 30, 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2013
Interest rate contracts	$--	$3	$--	$--	$3
Equity and index contracts	--	--	--	9	9
Embedded derivative financial instruments	--	--	20	14	34
Foreign currency contracts	--	--	--	--	--
Credit default contracts	--	9	--	--	9
Other contracts		--	--	(3)	(3)
Total	$--	$12	$20	$20	$52

Six months ended June 30, 2013
Interest rate contracts	$--	$3	$--	$--	$3
Equity and index contracts	--	--	--	47	47
Embedded derivative financial instruments	--	(1)	46	(26)	19
Foreign currency contracts	--	1	--	--	1
Credit default contracts	--	16	--	--	16
Other contracts		--	--	(3)	(3)
Total	$--	$19	$46	$18	$83

	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2012
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$--	$--	$--	$--	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts	$--	$4	$--	$--	$4
Equity and index contracts	--	--	--	(16)	(16)
Embedded derivative financial instruments	--	3	(17)	40	26
Foreign currency contracts	--	(1)	--	--	(1)
Credit default contracts	--	(2)	--	--	(2)
Total	$--	$4	$(17)	$24	$11

Six months ended June 30, 2012
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	3	--	--	3
Equity and index contracts	--	--	--	37	37
Embedded derivative financial instruments	--	18	14	2	34
Foreign currency contracts	--	(1)	--	--	(1)
Credit default contracts	--	7	--	--	7
Other contracts	--	--	--	2	2
Subtotal	--	27	14	41	82
Total	$(1)	$27	$14	$41	$81

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations and Comprehensive Income.

($ in millions)	Gain (loss) on derivatives	Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Investments

Three months ended June 30, 2012
Net investment income	$1	$(1)

Six months ended June 30, 2012
Net investment income	$2	$(2)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of June 30, 2013, counterparties pledged $7 million in cash and securities to the Company, and the Company pledged $21 million in securities to counterparties which includes $9 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $12 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	June 30, 2013				December 31, 2012
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$887	$2	$2	1	$19	$--	$--
A	4	123	3	1	3	2,252	12	--
A-	2	94	1	1	2	311	1	1
BBB+	1	809	4	1	1	3,617	11	--
Total	8	$1,913	$10	$5	7	$6,199	$24	$1

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

($ in millions)	June 30, 2013	December 31, 2012
Gross liability fair value of contracts containing credit-risk-contingent features	$19	$62
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(10)	(28)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(9)	(25)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$--	$9

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2013
Single name
Investment grade corporate debt (1)	$--	$5	$--	$--	$5	$--
Baskets
First-to-default
Municipal	--	100	--	--	100	(13)
Index
Investment grade corporate debt (1)	1	20	54	5	80	--
Total	$1	$125	$54	$5	$185	$(13)

December 31, 2012
Single name
Investment grade corporate debt (1)	$--	$5	$--	$--	$5	$--
Municipal	25	--	--	--	25	(3)
Subtotal	25	5	--	--	30	(3)
Baskets
First-to-default
Municipal	--	100	--	--	100	(26)
Index
Investment grade corporate debt (1)	1	26	68	5	100	--
Total	$26	$131	$68	$5	$230	$(29)

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

6.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Direct	$520	$536	$1,035	$1,071
Assumed
Affiliate	31	29	61	57
Non-affiliate	17	4	34	9
Ceded-non-affiliate	(158)	(161)	(311)	(328)
Premiums and contract charges, net of reinsurance	$410	$408	$819	$809

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Direct	$441	$499	$871	$901
Assumed
Affiliate	18	17	40	35
Non-affiliate	12	5	25	10
Ceded-non-affiliate	(75)	(133)	(159)	(194)
Contract benefits, net of reinsurance	$396	$388	$777	$752

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Direct	$302	$360	$637	$734
Assumed
Affiliate	3	3	5	5
Non-affiliate	8	4	15	6
Ceded-non-affiliate	(9)	(7)	(14)	(14)
Interest credited to contractholder funds, net of reinsurance	$304	$360	$643	$731

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

Executive Life Insurance Company of New York (“ELNY”) has been under the jurisdiction of the New York Liquidation Bureau (the “Bureau”) as part of a 1992 court-ordered rehabilitation plan.  ELNY continues to fully pay annuity benefits when due.  The Superintendent of Insurance of the State of New York in conjunction with the New York Attorney General filed a proposed formal plan of liquidation on September 1, 2011 and a court order approving the plan, as amended, was entered on April 16, 2012.  On May 30, 2012, an attorney representing a number of ELNY payees filed a notice, appealing the ELNY Order of Liquidation.  On February 6, 2013, the New York Appellate Division issued its order on that appeal and affirmed the lower court’s order of liquidation.  On March 8, 2013, the attorney representing those payees filed a further appeal.  On May 2, 2013, the motion of leave to appeal the ELNY liquidation plan was denied by the NY Court of Appeals.  No further appeals are expected.

During second quarter 2013, the Company received and paid assessments from certain state guaranty associations.  The Company previously accrued a liability for the Company’s estimated aggregate exposure for guaranty fund assessments and participation in an industry sponsored plan to supplement certain ELNY policyholders.  The ultimate cost will depend on the level of guaranty fund system participation and the realization of tax benefits.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future state related taxes.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $4 million as of June 30, 2013.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2013.

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

8.  Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2013			2012
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(807)	$282	$(525)	$242	$(85)	$157
Less: reclassification adjustment of realized capital gains and losses	57	(20)	37	(5)	2	(3)
Unrealized net capital gains and losses	(864)	302	(562)	247	(87)	160
Unrealized foreign currency translation adjustments	(2)	1	(1)	5	(2)	3
Other comprehensive (loss) income	$(866)	$303	(563)	$252	$(89)	163
Net income			150			98
Comprehensive (loss) income			$(413)			$261

	Six months ended June 30,
	2013			2012
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(792)	$277	$(515)	$542	$(190)	$352
Less: reclassification adjustment of realized capital gains and losses	33	(12)	21	(56)	20	(36)
Unrealized net capital gains and losses	(825)	289	(536)	598	(210)	388
Unrealized foreign currency translation adjustments	--	--	--	3	(1)	2
Other comprehensive (loss) income	$(825)	$289	(536)	$601	$(211)	390
Net income			259			181
Comprehensive (loss) income			$(277)			$571

9.  Subsequent Event

Sale agreement

On July 17, 2013, the Company entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company and its business generated through independent master brokerage agencies for $600 million.  The transaction is expected to close by December 31, 2013.  The transaction is subject to regulatory approvals and other customary closing conditions.  A loss on disposition estimated to be in the range of approximately $475 million to $525 million, after-tax, will be recorded in third quarter 2013.  The total reduction in shareholder’s equity, including the impact to unrealized capital gains and losses, is estimated to be in the range of approximately $575 million to $675 million.  This transaction will meet the criteria for held-for-sale accounting beginning in third quarter 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of June 30, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and of shareholder’s equity and cash flows for the six-month periods ended June 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

August 2, 2013

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

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

OPERATIONS HIGHLIGHTS

•     Net income was $150 million and $259 million in the second quarter and first six months of 2013, respectively, compared to $98 million and $181 million in the second quarter and first six months of 2012, respectively.

•     Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $397 million in the second quarter of 2013, an increase of 2.1% from $389 million in the second quarter of 2012, and $796 million in the first six months of 2013, an increase of 3.1% from $772 million in the first six months of 2012.

•     Investments totaled $51.42 billion as of June 30, 2013, reflecting a decrease of $4.45 billion from $55.87 billion as of December 31, 2012.  Net investment income decreased 4.8% to $619 million in the second quarter of 2013 and 6.3% to $1.24 billion in the first six months of 2013 from $650 million and $1.32 billion in the second quarter and first six months of 2012, respectively.

•     Net realized capital gains totaled $58 million in the second quarter of 2013 compared to $7 million in the second quarter of 2012, and net realized capital gains totaled $77 million in the first six months of 2013 compared to net realized capital losses of $15 million in the first six months of 2012.

•     Contractholder funds totaled $35.66 billion as of June 30, 2013, reflecting decreases of $2.97 billion from $38.63 billion as of December 31, 2012.

IMPACT OF LOW INTEREST RATE ENVIRONMENT

The low interest rate environment in the U.S. has resulted in our current reinvestment yields being lower than the overall portfolio income yield, primarily for our investments in fixed income securities and commercial mortgage loans.  During 2012, the Federal Reserve Board announced its decision to keep interest rates low through at least 2014 and to increase the prominence of the unemployment rate as an input to monetary policy decisions.  More recent announcements in 2013 have begun to foreshadow the potential tapering of large-scale purchases of longer-term Treasury and agency mortgage-backed securities in the open market.  The Federal Open Market Committee has also reiterated that it expects a highly accommodative stance of monetary policy to remain appropriate for a considerable time after the asset purchase program ends and the economic recovery strengthens.  Despite the measured commentary and assurances around monetary policy remaining accommodative, interest rates have risen in 2013 and risk markets have become more volatile.  We anticipate that interest rates will continue to increase but remain below historic averages and the portfolio income yield for some period.  We also expect capital markets to remain volatile while they adjust to a new equilibrium.

Deferred annuity contracts with fixed and guaranteed crediting rates, or floors that limit crediting rate reductions, are adversely impacted by a prolonged low interest rate environment since we may not be able to reduce crediting rates sufficiently to maintain investment spreads.  Financial results of long duration products that do not have stated crediting rate guarantees but for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates, such as structured settlements and term life insurance, may also be adversely impacted.

The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of June 30, 2013 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum.  Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, and institutional products totaling $8.90 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds

Annuities with annual crediting rate resets	3.18%	3.18%	$ 10,155
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.75	4.01	1,853
Resettable after 12 months	1.61	3.38	4,457
Interest-sensitive life insurance	3.88	4.03	10,297

(1)  These contracts include interest rate guarantee periods which are typically 5 or 6 years.

Investing activity will continue to decrease our portfolio yield as long as market yields remain below the current portfolio yield.  The portfolio yield has been less impacted by reinvestment in the current low interest rate environment, as much of the investment cash flows have been used to fund the managed reduction in spread-based liabilities.  The declines in both invested assets and portfolio yield are expected to result in lower net investment income in future periods.

We expect approximately 7.9% of the amortized cost of fixed income securities not subject to prepayment and approximately 14.2% of commercial mortgage loans to mature through 2014.  We have $40.19 billion of such assets as of June 30, 2013.  Additionally, for asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $880 million in the first six months of 2013.  To the extent portfolio cash flows are reinvested, the average pre-tax investment yield of 5.1% is expected to decline due to lower market yields.

In order to mitigate the unfavorable impact that the current interest rate environment has on investment results, we are:

•      Optimizing return and risk in an uncertain economic climate and volatile investment market.

•                  Shifting the portfolio mix in the next few years to have less reliance on lending to borrowers and a greater proportion of ownership of assets including real estate and other cash-generating assets.

•      Managing the alignment of assets with respect to our changing liability profile.

These topics are discussed in more detail in the respective sections of the MD&A.

OPERATIONS

Strategy changes

On July 17, 2013, we announced plans to exit the independent master brokerage agencies distribution channel.  In connection with this announcement, on July 17, 2013, we entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company (“LBL”), its life insurance business generated through independent master brokerage agencies, and all of its deferred fixed annuity and accident and health insurance business for $600 million.  The transaction is expected to close by December 31, 2013.  The transaction is subject to regulatory approvals and other customary closing conditions.  The business being sold had $341 million of premiums and contract charges in 2012.  Effective July 18, 2013, we are no longer offering any products through the independent master brokerage agency distribution channel.

Effective January 1, 2014, we will no longer offer fixed annuities.  Allstate exclusive agencies and exclusive financial specialists will have non-proprietary fixed annuities available to sell.

We are planning to outsource the administration of our annuity business to a third party administration company by the end of 2014.  We expect to have restructuring expense charges relating to these changes in late 2013 and into 2014.

Summary analysis  Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Premiums	$150	$152	$295	$298
Contract charges	260	256	524	511
Net investment income	619	650	1,240	1,323
Realized capital gains and losses	58	7	77	(15)
Total revenues	1,087	1,065	2,136	2,117

Costs and expenses
Contract benefits	(396)	(388)	(777)	(752)
Interest credited to contractholder funds	(304)	(360)	(643)	(731)
Amortization of DAC	(51)	(59)	(104)	(140)
Operating costs and expenses	(114)	(109)	(231)	(221)
Restructuring and related charges	--	--	(2)	--
Interest expense	(7)	(11)	(15)	(22)
Total costs and expenses	(872)	(927)	(1,772)	(1,866)

Gain on disposition of operations	1	3	3	6
Income tax expense	(66)	(43)	(108)	(76)
Net income	$150	$98	$259	$181

Investments as of June 30			$51,415	$56,613

Net income was $150 million in the second quarter of 2013 compared to $98 million in the second quarter of 2012.  The increase was primarily due to decreased interest credited to contractholder funds and higher net realized capital gains, partially offset by lower net investment income.

Net income was $259 million in the first six months of 2013 compared to $181 million in the first six months of 2012.  The increase was primarily due to net realized capital gains in the first six months of 2013 compared to net realized capital losses in the first six months of 2012 and decreased interest credited to contractholder funds, partially offset by lower net investment income.

Analysis of revenues Total revenues increased 2.1% or $22 million in the second quarter of 2013 compared to the second quarter of 2012, primarily due to higher net realized capital gains, partially offset by lower net investment income.  Total revenues increased 0.9% or $19 million in the first six months of 2013 compared to the first six months of 2012, primarily due to net realized capital gains in the first six months of 2013 compared to net realized capital losses in the first six months of 2012, partially offset by lower net investment income.

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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Underwritten products
Traditional life insurance premiums	$116	$114	$228	$223
Accident and health insurance premiums	25	24	51	49
Interest-sensitive life insurance contract charges	256	251	517	500
Subtotal	397	389	796	772

Annuities
Immediate annuities with life contingencies premiums	9	14	16	26
Other fixed annuity contract charges	4	5	7	11
Subtotal	13	19	23	37

Premiums and contract charges (1)	$410	$408	$819	$809

(1)  Contract charges related to the cost of insurance totaled $176 million and $168 million for the second quarter of 2013 and 2012, respectively, and $353 million and $336 million in the first six months of 2013 and 2012, respectively.

Total premiums and contract charges increased 0.5% and 1.2% in the second quarter and the first six months of 2013, respectively, compared to the same periods of 2012, primarily due to higher contract charges on interest-sensitive life insurance products primarily resulting from the growth of insurance in force and the aging of our policyholders, partially offset by lower sales of immediate annuities with life contingencies.  Effective March 22, 2013, we are no longer offering structured settlement annuities.  We will continue to service the in-force structured settlement contracts.

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Contractholder funds, beginning balance	$38,116	$40,936	$38,634	$41,669

Deposits
Fixed annuities	280	184	567	337
Interest-sensitive life insurance	301	309	662	617
Total deposits	581	493	1,229	954

Interest credited	306	363	650	735

Benefits, withdrawals, maturities and other adjustments
Benefits	(394)	(329)	(786)	(683)
Surrenders and partial withdrawals	(840)	(944)	(1,726)	(1,882)
Maturities of and interest payments on institutional products	(1,797)	(88)	(1,798)	(89)
Contract charges	(255)	(247)	(513)	(493)
Net transfers from separate accounts	5	2	6	4
Other adjustments (1)	(61)	(29)	(35)	(58)
Total benefits, withdrawals, maturities and other adjustments	(3,342)	(1,635)	(4,852)	(3,201)
Contractholder funds, ending balance	$35,661	$40,157	$35,661	$40,157

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

Contractholder funds decreased 6.4% and 7.7% in the second quarter and first six months of 2013, respectively, compared to decreases of 1.9% and 3.6% in the same periods of 2012, respectively, reflecting a large institutional product maturity in second quarter 2013 and our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 9.0% and 9.2% in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012.

Contractholder deposits increased 17.8% and 28.8% in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012, primarily due to increased fixed annuity deposits driven by new equity-indexed annuity products launched in second quarter 2012 and higher deposits on immediate annuities.

Maturities of and interest payments on institutional products in the second quarter and first six months of 2013 include a $1.75 billion maturity.  There are $85 million of institutional products outstanding as of June 30, 2013.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 11.0% to $840 million in the second quarter of 2013 and 8.3% to $1.73 billion in the first six months of 2013 from $944 million and $1.88 billion in the second quarter and first six months of 2012, respectively.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.9% in both the first six months of 2013 and 2012.

Analysis of costs and expenses Total costs and expenses decreased 5.9% or $55 million in the second quarter of 2013 and 5.0% or $94 million in the first six months of 2013 compared to the same periods of 2012, primarily due to lower interest credited to contractholder funds and amortization of DAC, partially offset by higher contract benefits.

Contract benefits increased 2.1% or $8 million in the second quarter of 2013 and 3.3% or $25 million in the first six months of 2013 compared to the same periods of 2012, primarily due to worse mortality experience on life insurance.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $130 million and $263 million in the second quarter and first six months of 2013, respectively, compared to $136 million and $270 million in the second quarter and first six months of 2012, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Life insurance	$72	$83	$155	$171
Accident and health insurance	4	6	12	14
Annuities	(16)	(21)	(33)	(33)
Total benefit spread	$60	$68	$134	$152

Benefit spread decreased 11.8% or $8 million in the second quarter of 2013 and 11.8% or $18 million in the first six months of 2013 compared to the same periods of 2012, primarily due to worse mortality experience on life insurance, partially offset by higher cost of insurance contract charges on interest-sensitive life insurance.

Interest credited to contractholder funds decreased 15.6% or $56 million in the second quarter of 2013 and 12.0% or $88 million in the first six months of 2013 compared to the same periods of 2012, primarily due to lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $5 million in the second quarter of 2013 and increased interest credited to contractholder funds by $4 million in the first six months of 2013, compared to increases of $4 million and $14 million in the second quarter and first six months of 2012, respectively.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Annuities and institutional products	$86	$70	$143	$166
Life insurance	27	21	53	39
Accident and health insurance	3	3	7	6
Net investment income on investments supporting capital	64	64	135	125
Investment spread before valuation changes on embedded derivatives that are not hedged	180	158	338	336
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	5	(4)	(4)	(14)
Total investment spread	$185	$154	$334	$322

Investment spread before valuation changes on embedded derivatives that are not hedged increased 13.9% or $22 million in the second quarter of 2013 compared to the same period of 2012 primarily due to lower crediting rates, partially offset by the continued managed reduction in our spread-based business in force.  Investment spread before valuation changes on embedded derivatives that are not hedged increased 0.6% or $2 million in the first six months of 2013 compared to the same period of 2012 primarily due to lower crediting rates, partially offset by the continued managed reduction in our spread-based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2013	2012	2013	2012	2013	2012
Interest-sensitive life insurance	5.2%	5.3%	3.8%	4.0%	1.4%	1.3%
Deferred fixed annuities and institutional products	4.7	4.6	2.9	3.2	1.8	1.4
Immediate fixed annuities with and without life contingencies	6.8	6.9	6.0	6.2	0.8	0.7
Investments supporting capital, traditional life and other products	3.9	4.2	n/a	n/a	n/a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2013	2012	2013	2012	2013	2012
Interest-sensitive life insurance	5.3%	5.4%	3.9%	4.1%	1.4%	1.3%
Deferred fixed annuities and institutional products	4.6	4.6	3.0	3.2	1.6	1.4
Immediate fixed annuities with and without life contingencies	6.5	7.3	6.0	6.1	0.5	1.2
Investments supporting capital, traditional life and other products	4.1	4.1	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	June 30,
	2013	2012
Immediate fixed annuities with life contingencies	$8,891	$8,865
Other life contingent contracts and other	4,558	5,021
Reserve for life-contingent contract benefits	$13,449	$13,886

Interest-sensitive life insurance	$10,453	$10,268
Deferred fixed annuities	20,852	23,710
Immediate fixed annuities without life contingencies	3,771	3,838
Institutional products	85	1,850
Other	500	491
Contractholder funds	$35,661	$40,157

Amortization of DAC decreased 13.6% or $8 million in the second quarter of 2013 and 25.7% or $36 million in the first six months of 2013 compared to the same periods of 2012.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$45	$58	$99	$124
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	6	1	5	16
Amortization acceleration for changes in assumptions (“DAC unlocking”)	--	--	--	--
Total amortization of DAC	$51	$59	$104	$140

_________________

(1) The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease in DAC amortization in the second quarter and first six months of 2013 compared to the same periods of 2012 was primarily due to decreased amortization on interest-sensitive life insurance resulting from decreased benefit spread and decreased amortization on fixed annuity products due to the DAC balance for contracts issued prior to 2010 being fully amortized in second quarter 2012.

Operating costs and expenses increased 4.6% or $5 million in the second quarter of 2013 and 4.5% or $10 million in the first six months of 2013 compared to the same periods of 2012.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Non-deferrable commissions	$6	$9	$13	$17
General and administrative expenses	98	90	197	184
Taxes and licenses	10	10	21	20
Total operating costs and expenses	$114	$109	$231	$221

Restructuring and related charges	$--	$--	$2	$--

General and administrative expenses increased 8.9% or $8 million in the second quarter of 2013 and 7.1% or $13 million in the first six months of 2013 compared to the same periods of 2012 primarily due to higher employee related costs.

INVESTMENTS HIGHLIGHTS

•	Investments totaled $51.42 billion as of June 30, 2013, decreasing from $55.87 billion as of December 31, 2012.
•	Unrealized net capital gains totaled $1.97 billion as of June 30, 2013, decreasing from $3.70 billion as of December 31, 2012.
•

Net investment income was $619 million in the second quarter of 2013, a decrease of 4.8% from $650 million in the second quarter of 2012, and $1.24 billion in the first six months of 2013, a decrease of 6.3% from $1.32 billion in the first six months of 2012.

•

Net realized capital gains were $58 million in the second quarter of 2013 compared to $7 million in the second quarter of 2012, and $77 million in the first six months of 2013 compared to net realized capital losses of $15 million in the first six months of 2012.

INVESTMENTS

The composition of the investment portfolio as of June 30, 2013 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$40,440	78.7%
Mortgage loans	5,803	11.3
Equity securities (2)	550	1.1
Limited partnership interests (3)	1,946	3.8
Short-term investments (4)	744	1.4
Policy loans	818	1.6
Other	1,114	2.1
Total	$51,415	100.0%

_____________________
(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $38.49 billion.
(2)	Equity securities are carried at fair value. Cost basis for these securities was $518 million.
(3)	We have commitments to invest in additional limited partnership interests totaling $1.09 billion.
(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $744 million.

Total investments decreased to $51.42 billion as of June 30, 2013, from $55.87 billion as of December 31, 2012, primarily due to net reductions in contractholder funds of $2.97 billion and lower fixed income valuations.  The decline in valuation of fixed income securities for the six months ended June 30, 2013 was due to increasing risk-free interest rates and wider credit spreads.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of June 30, 2013	Percent to total investments	Fair value as of December 31, 2012	Percent to total investments
U.S. government and agencies	$1,175	2.3%	$2,379	4.3%
Municipal	4,242	8.3	4,704	8.4
Corporate	29,751	57.9	31,531	56.5
Foreign government	1,122	2.2	1,180	2.1
ABS	1,463	2.8	1,865	3.3
RMBS	1,449	2.8	1,791	3.2
CMBS	1,221	2.4	1,408	2.5
Redeemable preferred stock	17	--	18	--
Total fixed income securities	$40,440	78.7%	$44,876	80.3%

As of June 30, 2013, 91.7% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of June 30, 2013.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$1,175	$157	$--	$--	$--	$--

Municipal
Taxable and tax exempt	227	16	2,350	239	1,208	104
Auction rate securities (“ARS”)	32	--	63	--	--	--

Corporate
Public	612	28	1,572	65	7,667	372
Privately placed	543	23	845	55	2,873	206

Foreign government	469	70	254	10	151	11

ABS
Collateralized debt obligations (“CDO”)	115	4	472	4	271	(21)
Consumer and other asset-backed securities (“Consumer and other ABS”)	198	9	59	2	53	2

RMBS
U.S. government sponsored entities (“U.S. Agency”)	491	24	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	38	1	21	--	39	2
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	--	--	10	--
Subprime residential mortgage-backed securities (“Subprime”)	--	--	--	--	36	--

CMBS	586	19	80	2	135	3

Redeemable preferred stock	--	--	--	--	--	--

Total fixed income securities	$4,486	$351	$5,716	$377	$12,443	$679

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$1,175	$157

Municipal
Taxable and tax exempt	280	(18)	82	(5)	4,147	336
ARS	--	--	--	--	95	--

Corporate
Public	8,624	353	1,452	30	19,927	848
Privately placed	4,837	191	726	(4)	9,824	471

Foreign government	248	12	--	--	1,122	103

ABS
CDO	131	(14)	121	(14)	1,110	(41)
Consumer and other ABS	36	2	7	(1)	353	14

RMBS
U.S. Agency	--	--	--	--	491	24
Prime	108	1	164	19	370	23
Alt-A	50	1	242	(1)	302	--
Subprime	8	--	242	(9)	286	(9)

CMBS	107	2	313	(9)	1,221	17

Redeemable preferred stock	16	3	1	--	17	3

Total fixed income securities	$14,445	$533	$3,350	$6	$40,440	$1,946

Municipal bonds, including taxable, tax exempt and ARS securities, totaled $4.24 billion as of June 30, 2013 with an unrealized net capital gain of $336 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Corporate bonds, including publicly traded and privately placed, totaled $29.75 billion as of June 30, 2013, with an unrealized net capital gain of $1.32 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

ABS, including CDO and Consumer and other ABS, totaled $1.46 billion as of June 30, 2013, with 91.3% rated investment grade and an unrealized net capital loss of $27 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

CDO totaled $1.11 billion as of June 30, 2013, with 89.1% rated investment grade.  CDO consist primarily of obligations collateralized by high yield and investment grade corporate credits including $1.05 billion of cash flow CDO with unrealized net capital losses of $40 million.  Cash flow CDO are structures collateralized primarily by below investment grade senior secured corporate loans.  The underlying collateral is generally actively managed by external managers that monitor the collateral’s performance and is well diversified across industries and among issuers.  The remaining $60 million of securities consisted of market value CDO with unrealized net capital losses of $1 million.

Consumer and other ABS totaled $353 million as of June 30, 2013, with 98.0% rated investment grade.  Consumer and other ABS consists of $54 million of consumer auto and $299 million of other ABS with unrealized net capital gains of $1 million and $13 million, respectively.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $1.45 billion as of June 30, 2013, with 55.3% rated investment grade and an unrealized net capital gain of $38 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with the U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  Prime are collateralized by residential mortgage loans issued to prime borrowers.  Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $182 million and $104 million of first lien and second lien securities, respectively.  The Subprime portfolio unrealized net capital loss of $9 million as of June 30, 2013 was the result of wider credit spreads than at initial purchase.  Wider spreads are largely due to the risk associated with the underlying collateral supporting certain Subprime securities.

CMBS totaled $1.22 billion as of June 30, 2013, with 74.4% rated investment grade and an unrealized net capital gain of $17 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 96.8% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

Mortgage loans Our mortgage loan portfolio totaled $5.80 billion as of June 30, 2013 compared to $5.94 billion as of December 31, 2012, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, hedge funds and tax credit funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of June 30, 2013.  There were no hedge funds as of June 30, 2013.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Tax credit funds	Total
Cost method of accounting (“Cost”)	$474	$137	$--	$611
Equity method of accounting (“EMA”)	740	276	319	1,335
Total	$1,214	$413	$319	$1,946

Number of managers	101	27	11
Number of individual funds	168	52	20
Largest exposure to single fund	$29	$35	$27

_______________
(1) Includes $179 million of infrastructure and real asset funds.

The following tables show the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended June 30,
	2013				2012
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$18	$14	$32	$(4)	$11	$27	$38	$1
Real estate funds	4	7	11	--	1	3	4	(2)
Tax credit funds	--	(6)	(6)	--	--	(3)	(3)	--
Total	$22	$15	$37	$(4)	$12	$27	$39	$(1)

	Six months ended June 30,
	2013				2012
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$29	$25	$54	$(4)	$18	$70	$88	$--
Real estate funds	6	14	20	--	1	22	23	(2)
Hedge funds	--	1	1	--	--	--	--	--
Tax credit funds	--	(8)	(8)	--	--	(5)	(5)	--
Total	$35	$32	$67	$(4)	$19	$87	$106	$(2)

Limited partnership interests produced income, excluding impairment write-downs, of $37 million and $67 million in the three months and six months ended June 30, 2013, respectively, compared to $39 million and $106 million in the three months and six months ended June 30, 2012, respectively.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on hedge funds is primarily on a one-month delay and the income recognition on private equity/debt funds, real estate funds and tax credit funds are generally on a three-month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $1.97 billion as of June 30, 2013 compared to $3.70 billion as of December 31, 2012.  The decline from December 31, 2012 was due to increasing risk-free interest rates and wider credit spreads.  The following table presents unrealized net capital gains and losses.

($ in millions)	June 30, 2013	December 31, 2012
U.S. government and agencies	$157	$242
Municipal	336	551
Corporate	1,319	2,783
Foreign government	103	163
ABS	(27)	(56)
RMBS	38	13
CMBS	17	(17)
Redeemable preferred stock	3	3
Fixed income securities	1,946	3,682
Equity securities	32	35
EMA limited partnerships	(1)	1
Derivatives	(7)	(17)
Unrealized net capital gains and losses, pre-tax	$1,970	$3,701

The unrealized net capital gains for the fixed income portfolio totaled $1.95 billion and comprised $2.52 billion of gross unrealized gains and $574 million of gross unrealized losses as of June 30, 2013.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $3.68 billion, comprised of $4.11 billion of gross unrealized gains and $426 million of gross unrealized losses as of December 31, 2012.

Gross unrealized gains and losses on fixed income securities by type and sector as of June 30, 2013 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Consumer goods (cyclical and non-cyclical)	$5,744	$305	$(64)	$5,985
Banking	1,832	71	(60)	1,843
Utilities	6,111	519	(52)	6,578
Basic industry	1,872	68	(45)	1,895
Capital goods	3,102	179	(39)	3,242
Energy	2,584	139	(30)	2,693
Communications	1,822	98	(26)	1,894
Technology	1,459	54	(25)	1,488
Transportation	1,502	118	(17)	1,603
Financial services	1,779	100	(17)	1,862
Other	625	48	(5)	668
Total corporate fixed income portfolio	28,432	1,699	(380)	29,751

U.S. government and agencies	1,018	158	(1)	1,175
Municipal	3,906	389	(53)	4,242
Foreign government	1,019	113	(10)	1,122
ABS	1,490	42	(69)	1,463
RMBS	1,411	67	(29)	1,449
CMBS	1,204	49	(32)	1,221
Redeemable preferred stock	14	3	--	17
Total fixed income securities	$38,494	$2,520	$(574)	$40,440

The consumer goods, banking, utilities and basic industry sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2013.  In general, credit spreads remain wider than at initial purchase for most of the securities with gross unrealized losses in these categories.

The unrealized net capital gain for the equity portfolio totaled $32 million and comprised $39 million of gross unrealized gains and $7 million of gross unrealized losses as of June 30, 2013.  This is compared to an unrealized net capital gain for the equity portfolio totaling $35 million, comprised of $36 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2012.

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed income securities	$494	$525	$990	$1,046
Mortgage loans	87	85	178	170
Equity securities	3	2	5	3
Limited partnership interests	37	39	67	106
Short-term investments	--	--	1	--
Policy loans	12	13	24	26
Other	16	16	32	30
Investment income, before expense	649	680	1,297	1,381
Investment expense	(30)	(30)	(57)	(58)
Net investment income	$619	$650	$1,240	$1,323

Net investment income decreased 4.8% or $31 million in the second quarter of 2013 and 6.3% or $83 million in the first six months of 2013 compared to the same periods of 2012, primarily due to lower average investment balances and lower limited partnership income, partially offset by higher prepayment fee income and litigation proceeds which together increased 2013 income by a total of $20 million in the second quarter of 2013 and $47 million in the first six months of 2013.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Impairment write-downs	$(16)	$(6)	$(18)	$(26)
Change in intent write-downs	(1)	--	(8)	(16)
Net other-than-temporary impairment losses recognized in earnings	(17)	(6)	(26)	(42)
Sales	63	9	84	--
Valuation of derivative instruments	6	(11)	2	(3)
Settlements of derivative instruments	6	15	17	30
Realized capital gains and losses, pre-tax	58	7	77	(15)
Income tax (expense) benefit	(20)	(2)	(27)	5
Realized capital gains and losses, after-tax	$38	$5	$50	$(10)

Impairment write-downs, which includes changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed income securities	$(3)	$(12)	$(29)	$(30)
Mortgage loans	(9)	7	17	4
Limited partnership interests	(4)	(1)	(4)	(2)
Other investments	--	--	(2)	2
Impairment write-downs	$(16)	$(6)	$(18)	$(26)

Impairment write-downs on fixed income securities for the three months and six months ended June 30, 2013 were primarily driven by CMBS that experienced deterioration in expected cash flows.  The valuation allowance on mortgage loans as of June 30, 2013 decreased compared to December 31, 2012 due to increases in the fair value of the collateral less costs to sell for certain previously impaired loans.

Change in intent write-downs totaling $1 million in the three months ended June 30, 2013 were related to the repositioning and ongoing portfolio management of our equity securities.  Change in intent write-downs totaling $8 million in the six months ended June 30, 2013 were primarily a result of plans to reduce holdings of ARS backed by student loans.

Sales generated $63 million and $84 million of net realized capital gains in the three months and six months ended June 30, 2013, respectively, primarily related to sales of fixed income securities and equity securities in connection with portfolio repositioning.

Valuation and settlements of derivative instruments generated net realized capital gains of $12 million and $19 million for the three months and six months ended June 30, 2013, respectively, primarily composed of gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	June 30, 2013	December 31, 2012
Common stock, retained income and additional capital paid-in	$5,939	$5,680
Accumulated other comprehensive income	1,097	1,633
Total shareholder’s equity	7,036	7,313
Notes due to related parties	296	496
Total capital resources	$7,332	$7,809

Shareholder’s equity decreased in the first six months of 2013, primarily due to decreased unrealized net capital gains on investments, partially offset by net income.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.  In January 2013, A.M. Best affirmed our financial strength rating of A+ and the outlook for the rating remained stable.  In April 2013, Moody’s affirmed our financial strength rating of A1 and the outlook for the rating was revised to stable from negative.  In May 2013, S&P affirmed our financial strength rating of A+ and the outlook for the rating was revised to stable from negative.  In the future, if our financial position is less than rating agency expectations including those related to capitalization at the parent company, AIC or the Company, we could be exposed to a downgrade in our ratings which we do not view as being material to our business model or strategies.

The sale of LBL is expected to generate deployable capital of approximately $1 billion, which will be returned to AIC as allowed by regulatory dividend limitations.  The $1 billion includes the estimated gain on the sale on a statutory-basis of accounting in the range of approximately $350 million to $400 million and the release of risk-based capital.  Subsequent to the announcement of the planned sale of LBL, the rating agencies initiated reviews of LBL’s ratings and outlook.  Moody’s downgraded LBL from A1 to Baa1 and revised the rating outlook from stable to negative.  Both the rating and outlook will be finalized after the transaction closes.  S&P downgraded LBL from A+ to BBB+ and placed LBL on CreditWatch negative.  Both the rating and CreditWatch will be finalized after the transaction closes.  A.M. Best placed LBL’s rating under review with negative implications, pending a final determination on both the rating and outlook after the transaction closes.  The Moody’s, S&P and A.M. Best ratings and outlook of Allstate Life Insurance Company (“ALIC”) are unaffected by the sale of LBL.

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

Allstate parent company capital capacity The Corporation has at the parent holding company level deployable assets totaling $2.37 billion as of June 30, 2013.  These assets include cash and investments that are generally saleable within one quarter totaling $1.79 billion.  This provides funds for the parent company’s relatively low fixed charges and other corporate purposes.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•                  A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2013, the remaining borrowing capacity was $500 million; however, the outstanding balance can fluctuate daily.

•                  A $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The Corporation has the option to extend the expiration of its initial five year term by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders.  In April 2013, the Corporation utilized the option on the first anniversary of the facility and extended the facility by one year making its current expiration April 2018.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 18.3% as of June 30, 2013.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the second quarter and first six months of 2013.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on April 30, 2012.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 435 million shares of treasury stock as of June 30, 2013), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Dividend limitations  The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors.  The payment of shareholder dividends by ALIC to AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months.  Based on the formula and absent the limitation discussed as follows, the maximum amount of dividends ALIC would be able to pay without prior IL DOI approval at a given point in time during 2013 is $371 million.  However, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for ALIC totaled a deficit position of $675 million as of December 31, 2012.  Therefore, during 2013 ALIC will not be able to pay dividends without prior IL DOI approval.  ALIC will be able to pay dividends without prior IL DOI approval when its unassigned surplus excluding unrealized appreciation from investments becomes positive.  The sale of LBL is expected to reduce the deficit in the range of approximately $425 million to $475 million.  ALIC also can repurchase its shares and return capital to AIC with the approval of the IL DOI.

Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write.  Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators.  A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity.  Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions.  Company action level RBC is significantly in excess of the minimum capital requirements.  ALIC’s total statutory capital and surplus and authorized control level RBC were $3.38 billion and $551 million, respectively, as of December 31, 2012.

Liquidity exposure  Contractholder funds were $35.66 billion as of June 30, 2013.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2013.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$4,119	11.6%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	11,881	33.3
Market value adjustments (2)	4,994	14.0
Subject to discretionary withdrawal without adjustments (3)	14,667	41.1
Total contractholder funds (4)	$35,661	100.0%

_______________
(1)	Includes $5.68 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.
(2)

$4.13 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3)	76% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4)	Includes $1.03 billion of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 11.8% and 8.6% in the second quarter and first six months of 2013, respectively, compared to the same periods of 2012.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.9% in both the first six months of 2013 and 2012.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

Cash flows  As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first six months of 2013 compared to the first six months of 2012 was primarily due to lower net investment income.

Higher cash provided by investing activities in the first six months of 2013 compared to the first six months of 2012 was due to higher investment collections and net transactional activity.

Higher cash used in financing activities in the first six months of 2013 compared to the first six months of 2012 was primarily due to a $1.75 billion institutional product maturity.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 2, 2013
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Stock Purchase agreement, dated July 17, 2013, among the Registrant, Resolution Life Holdings, Inc, and Resolution Life L.P.	8-K	1-11840	10.1	July 22, 2013
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 2, 2013, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

E-1