Form 10-Q
period 2013-09-30
ALLSTATE LIFE INSURANCE CO
filed 2013-11-01
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of September 30, 2013 (unaudited) and December 31, 2012	2

	Condensed Consolidated Statements of Shareholder’s Equity for the Nine-Month Periods Ended September 30, 2013 and 2012 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2013 and 2012 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Operations Highlights	40
	Impact of Low Interest Rate Environment	40
	Operations	41
	Investments Highlights	49
	Investments	49
	Capital Resources and Liquidity	55

Item 4.	Controls and Procedures	58

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 6.	Exhibits	58

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenues
Premiums	$147	$145	$442	$443
Contract charges	264	261	788	772
Net investment income	621	621	1,861	1,944
Realized capital gains and losses:
Total other-than-temporary impairment losses	(25)	(9)	(41)	(51)
Portion of loss recognized in other comprehensive income	8	(4)	(2)	(4)
Net other-than-temporary impairment losses recognized in earnings	(17)	(13)	(43)	(55)
Sales and other realized capital gains and losses	1	(44)	104	(17)
Total realized capital gains and losses	(16)	(57)	61	(72)
	1,016	970	3,152	3,087

Costs and expenses
Contract benefits	422	376	1,199	1,128
Interest credited to contractholder funds	310	208	953	939
Amortization of deferred policy acquisition costs	73	128	177	268
Operating costs and expenses	102	111	333	332
Restructuring and related charges	4	--	6	--
Interest expense	4	12	19	34
	915	835	2,687	2,701
(Loss) gain on disposition of operations	(646)	9	(643)	15

(Loss) income from operations before income tax (benefit) expense	(545)	144	(178)	401

Income tax (benefit) expense	(151)	41	(43)	117

Net (loss) income	(394)	103	(135)	284

Other comprehensive (loss) income, after-tax
Change in unrealized net capital gains and losses	(45)	419	(581)	807
Change in unrealized foreign currency translation adjustments	--	(3)	--	(1)
Other comprehensive (loss) income, after-tax	(45)	416	(581)	806

Comprehensive (loss) income	$(439)	$519	$(716)	$1,090

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30,	December 31,
	2013	2012
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $27,796 and $41,194)	$29,335	$44,876
Mortgage loans	4,264	5,943
Equity securities, at fair value (cost $584 and $310)	631	345
Limited partnership interests	2,044	1,924
Short-term, at fair value (amortized cost $511 and $875)	511	875
Policy loans	624	836
Other	1,027	1,067
Total investments	38,436	55,866
Cash	363	341
Deferred policy acquisition costs	1,300	1,834
Reinsurance recoverables	3,075	4,570
Accrued investment income	357	489
Other assets	255	401
Separate Accounts	4,928	6,610
Assets held for sale	15,577	--
Total assets	$64,291	$70,111

Liabilities
Contractholder funds	$23,779	$38,634
Reserve for life-contingent contract benefits	11,799	14,117
Unearned premiums	6	20
Payable to affiliates, net	80	111
Other liabilities and accrued expenses	872	1,286
Deferred income taxes	1,036	1,524
Notes due to related parties	286	496
Separate Accounts	4,928	6,610
Liabilities held for sale	14,908	--
Total liabilities	57,694	62,798

Commitments and Contingent Liabilities (Note 8)

Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	3,190	3,190
Retained income	2,350	2,485
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	24	(5)
Other unrealized net capital gains and losses	1,151	2,405
Unrealized adjustment to DAC, DSI and insurance reserves	(122)	(766)
Total unrealized net capital gains and losses	1,053	1,634
Unrealized foreign currency translation adjustments	(1)	(1)
Total accumulated other comprehensive income	1,052	1,633
Total shareholder’s equity	6,597	7,313
Total liabilities and shareholder’s equity	$64,291	$70,111

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Nine months ended September 30,
	2013	2012
	(unaudited)
Common stock	$5	$5

Additional capital paid-in	3,190	3,190

Retained income
Balance, beginning of period	2,485	2,060
Net (loss) income	(135)	284
Loss on reinsurance agreement with an affiliate	--	(1)
Balance, end of period	2,350	2,343

Accumulated other comprehensive income
Balance, beginning of period	1,633	812
Change in unrealized net capital gains and losses	(581)	807
Change in unrealized foreign currency translation adjustments	--	(1)
Balance, end of period	1,052	1,618

Total shareholder’s equity	$6,597	$7,156

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine months ended September 30,
	2013	2012
Cash flows from operating activities	(unaudited)
Net (loss) income	$(135)	$284
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and other non-cash items	(57)	(16)
Realized capital gains and losses	(61)	72
Loss (gain) on disposition of operations	643	(15)
Interest credited to contractholder funds	953	939
Changes in:
Policy benefits and other insurance reserves	(474)	(530)
Unearned premiums	(2)	(3)
Deferred policy acquisition costs	(10)	87
Reinsurance recoverables, net	(38)	(96)
Income taxes	22	184
Other operating assets and liabilities	(56)	(86)
Net cash provided by operating activities	785	820
Cash flows from investing activities
Proceeds from sales
Fixed income securities	3,199	5,271
Equity securities	164	3
Limited partnership interests	191	117
Mortgage loans	20	11
Other investments	37	82
Investment collections
Fixed income securities	3,525	2,134
Mortgage loans	693	649
Other investments	74	55
Investment purchases
Fixed income securities	(3,524)	(5,592)
Equity securities	(356)	(2)
Limited partnership interests	(384)	(340)
Mortgage loans	(407)	(397)
Other investments	(78)	(83)
Change in short-term investments, net	136	(429)
Change in policy loans and other investments, net	79	(11)
Disposition of operations	--	13
Net cash provided by investing activities	3,369	1,481
Cash flows from financing activities
Contractholder fund deposits	1,520	1,490
Contractholder fund withdrawals	(5,429)	(3,916)
Repayment of notes due to related parties	(210)	(4)
Net cash used in financing activities	(4,119)	(2,430)
Transfer of cash to held for sale	(13)	--
Net increase (decrease) in cash	22	(129)
Cash at beginning of period	341	310
Cash at end of period	$363	$181

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The condensed consolidated financial statements and notes as of September 30, 2013 and for the three-month and nine-month periods ended September 30, 2013 and 2012 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.

Premiums and contract charges

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Premiums
Traditional life insurance	$114	$111	$342	$334
Immediate annuities with life contingencies	6	10	22	36
Accident and health insurance	27	24	78	73
Total premiums	147	145	442	443

Contract charges
Interest-sensitive life insurance	258	256	775	756
Fixed annuities	6	5	13	16
Total contract charges	264	261	788	772
Total premiums and contract charges	$411	$406	$1,230	$1,215

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

2.  Held for Sale Transaction

On July 17, 2013, the Company entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business for $600 million subject to certain adjustments as of the closing date.  The transaction is subject to regulatory approvals and other customary closing conditions.  The Company expects the closing to occur during the first quarter of 2014.  The estimated loss on disposition of $475 million, after-tax, was recorded in third quarter 2013, excluding any impact of unrealized net capital gains and losses.  This transaction met the criteria for held for sale accounting.  As a result, the related assets and liabilities are included as single line items in the asset and liability sections of the Condensed Consolidated Statement of Financial Position as of September 30, 2013.  The following table summarizes the assets and liabilities held for sale as of September 30, 2013.

($ in millions)
Assets
Investments
Fixed income securities	$10,514
Mortgage loans	1,400
Short-term investments	31
Policy loans	197
Other investments	97
Total investments	12,239
Cash	13
Deferred policy acquisition costs	741
Reinsurance recoverables, net	1,403
Accrued investment income	117
Other assets	52
Separate Accounts	1,655
Assets held for sale	16,220
Less: Loss accrual	(643)
Total assets held for sale	$15,577
Liabilities
Reserve for life-contingent contract benefits	$1,629
Contractholder funds	11,283
Unearned premiums	12
Deferred income taxes	114
Other liabilities and accrued expenses	215
Separate Accounts	1,655
Total liabilities held for sale	$14,908

Included in shareholder’s equity is $111 million of accumulated other comprehensive income related to assets held for sale.

3.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $259 million and $138 million for the nine months ended September 30, 2013 and 2012, respectively.

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

($ in millions)	Nine months ended September 30,
	2013	2012
Net change in proceeds managed
Net change in short-term investments	$199	$(240)
Operating cash flow provided (used)	199	(240)
Net change in cash	(1)	--
Net change in proceeds managed	$198	$(240)

Net change in liabilities
Liabilities for collateral, beginning of year	$(561)	$(263)
Liabilities for collateral, end of period	(363)	(503)
Operating cash flow (used) provided	$(198)	$240

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
September 30, 2013
U.S. government and agencies	$705	$110	$(1)	$814
Municipal	3,184	273	(47)	3,410
Corporate	20,545	1,320	(270)	21,595
Foreign government	726	94	(4)	816
Asset-backed securities (“ABS”)	942	32	(36)	938
Residential mortgage-backed securities (“RMBS”)	903	53	(17)	939
Commercial mortgage-backed securities (“CMBS”)	776	47	(17)	806
Redeemable preferred stock	15	2	--	17
Total fixed income securities	$27,796	$1,931	$(392)	$29,335

December 31, 2012
U.S. government and agencies	$2,137	$242	$--	$2,379
Municipal	4,153	612	(61)	4,704
Corporate	28,748	2,896	(113)	31,531
Foreign government	1,017	164	(1)	1,180
ABS	1,921	49	(105)	1,865
RMBS	1,778	82	(69)	1,791
CMBS	1,425	60	(77)	1,408
Redeemable preferred stock	15	3	--	18
Total fixed income securities	$41,194	$4,108	$(426)	$44,876

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of September 30, 2013:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,085	$1,111
Due after one year through five years	5,191	5,603
Due after five years through ten years	10,882	11,343
Due after ten years	8,017	8,595
	25,175	26,652
ABS, RMBS and CMBS	2,621	2,683
Total	$27,796	$29,335

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed income securities	$487	$521	$1,477	$1,567
Mortgage loans	91	86	269	256
Equity securities	3	2	8	5
Limited partnership interests	37	11	104	117
Short-term investments	--	1	1	1
Policy loans	12	13	36	39
Other	18	16	50	46
Investment income, before expense	648	650	1,945	2,031
Investment expense	(27)	(29)	(84)	(87)
Net investment income	$621	$621	$1,861	$1,944

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed income securities	$(12)	$(60)	$(6)	$(116)
Mortgage loans	(6)	(3)	19	5
Equity securities	5	(1)	37	(1)
Limited partnership interests	--	--	(3)	1
Derivatives	(5)	8	14	34
Other	2	(1)	--	5
Realized capital gains and losses	$(16)	$(57)	$61	$(72)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Impairment write-downs	$(10)	$(12)	$(28)	$(38)
Change in intent write-downs	(7)	(1)	(15)	(17)
Net other-than-temporary impairment losses recognized in earnings	(17)	(13)	(43)	(55)
Sales	6	(52)	90	(52)
Valuation of derivative instruments	(5)	(3)	(3)	(6)
Settlements of derivative instruments	--	11	17	41
Realized capital gains and losses	$(16)	$(57)	$61	$(72)

Gross gains of $9 million and $51 million and gross losses of $16 million and $112 million were realized on sales of fixed income securities during the three months ended September 30, 2013 and 2012, respectively.  Gross gains of $75 million and $128 million and gross losses of $40 million and $209 million were realized on sales of fixed income securities during the nine months ended September 30, 2013 and 2012, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$--	$--	$--	$(8)	$--	$(8)
ABS	--	--	--	--	(1)	(1)
RMBS	(5)	4	(1)	(4)	3	(1)
CMBS	(8)	4	(4)	(27)	(4)	(31)
Total fixed income securities	(13)	8	(5)	(39)	(2)	(41)
Mortgage loans	(6)	--	(6)	11	--	11
Equity securities	(4)	--	(4)	(5)	--	(5)
Limited partnership interests	(1)	--	(1)	(5)	--	(5)
Other	(1)	--	(1)	(3)	--	(3)
Other-than-temporary impairment losses	$(25)	$8	$(17)	$(41)	$(2)	$(43)

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$--	$(2)	$(2)	$(14)	$(2)	$(16)
RMBS	(1)	(5)	(6)	(18)	(8)	(26)
CMBS	(4)	3	(1)	(19)	6	(13)
Total fixed income securities	(5)	(4)	(9)	(51)	(4)	(55)
Mortgage loans	(1)	--	(1)	3	--	3
Equity securities	(1)	--	(1)	(1)	--	(1)
Limited partnership interests	--	--	--	(2)	--	(2)
Other	(2)	--	(2)	--	--	--
Other-than-temporary impairment losses	$(9)	$(4)	$(13)	$(51)	$(4)	$(55)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $161 million and $134 million as of September 30, 2013 and December 31, 2012, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2013	December 31, 2012
Municipal	$(5)	$(5)
Corporate	(7)	(1)
ABS	(10)	(14)
RMBS	(86)	(103)
CMBS	(16)	(19)
Total	$(124)	$(142)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$(318)	$(460)	$(345)	$(581)
Additional credit loss for securities previously other-than-temporarily impaired	--	(7)	(12)	(29)
Additional credit loss for securities not previously other-than-temporarily impaired	(2)	(2)	(19)	(10)
Reduction in credit loss for securities disposed or collected	12	80	68	231
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	--	--	--
Change in credit loss due to accretion of increase in cash flows	--	--	--	--
Ending balance (1)	$(308)	$(389)	$(308)	$(389)

________________

(1)        The September 30, 2013 ending balance includes $59 million of cumulative credit losses recognized in earnings for fixed income securities that are classified as held for sale.

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
September 30, 2013	value	Gains	Losses	gains (losses)
Fixed income securities	$29,335	$1,931	$(392)	$1,539
Equity securities	631	52	(5)	47
Short-term investments	511	--	--	--
Derivative instruments (1)	(14)	2	(16)	(14)
EMA limited partnerships (2)				(1)
Investments classified as held for sale				244
Unrealized net capital gains and losses, pre-tax				1,815
Amounts recognized for:
Insurance reserves (3)				--
DAC and DSI (4)				(188)
Amounts recognized				(188)
Deferred income taxes				(574)
Unrealized net capital gains and losses, after-tax				$1,053

(1) Included in the fair value of derivative instruments are $2 million classified as assets and $16 million classified as liabilities.

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

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the nine months ended September 30, 2013 is as follows:

($ in millions)
Fixed income securities	$(2,143)
Equity securities	12
Derivative instruments	3
EMA limited partnerships	(2)
Investments classified as held for sale	244
Total	(1,886)
Amounts recognized for:
Insurance reserves	771
DAC and DSI	220
Amounts recognized	991
Deferred income taxes	314
Decrease in unrealized net capital gains and losses	$(581)

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
September 30, 2013
Fixed income securities
U.S. government and agencies	3	$51	$(1)	--	$--	$--	$(1)
Municipal	50	281	(16)	22	136	(31)	(47)
Corporate	515	4,668	(206)	41	428	(64)	(270)
Foreign government	8	103	(4)	--	--	--	(4)
ABS	3	14	--	42	401	(36)	(36)
RMBS	79	82	(2)	99	124	(15)	(17)
CMBS	8	61	--	9	73	(17)	(17)
Total fixed income securities	666	5,260	(229)	213	1,162	(163)	(392)
Equity securities	33	94	(5)	--	--	--	(5)
Total fixed income and equity securities	699	$5,354	$(234)	213	$1,162	$(163)	$(397)

Investment grade fixed income securities	507	$4,614	$(202)	155	$806	$(98)	$(300)
Below investment grade fixed income securities	159	646	(27)	58	356	(65)	(92)
Total fixed income securities	666	$5,260	$(229)	213	$1,162	$(163)	$(392)

December 31, 2012
Fixed income securities
U.S. government and agencies	1	$15	$--	--	$--	$--	$--
Municipal	11	101	(7)	50	395	(54)	(61)
Corporate	79	1,086	(27)	66	829	(86)	(113)
Foreign government	2	121	(1)	--	--	--	(1)
ABS	5	38	--	76	763	(105)	(105)
RMBS	49	30	--	164	442	(69)	(69)
CMBS	10	65	--	43	358	(77)	(77)
Redeemable preferred stock	--	--	--	1	--	--	--
Total fixed income securities	157	1,456	(35)	400	2,787	(391)	(426)
Equity securities	3	57	(1)	1	--	--	(1)
Total fixed income and equity securities	160	$1,513	$(36)	401	$2,787	$(391)	$(427)

Investment grade fixed income securities	132	$1,244	$(29)	262	$1,919	$(195)	$(224)
Below investment grade fixed income securities	25	212	(6)	138	868	(196)	(202)
Total fixed income securities	157	$1,456	$(35)	400	$2,787	$(391)	$(426)

As of September 30, 2013, $297 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $297 million, $244 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

As of September 30, 2013, the remaining $100 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost.  Investment grade fixed income securities comprising $56 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $100 million, $44 million are related to below investment grade fixed income securities.  Of these amounts, $30 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2013.

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

As of September 30, 2013, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of September 30, 2013, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of September 30, 2013 and December 31, 2012, the carrying value of equity method limited partnerships totaled $1.44 billion and $1.31 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships for the three or nine months ended September 30, 2013 and 2012.

As of September 30, 2013 and December 31, 2012, the carrying value for cost method limited partnerships was $603 million and $617 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had $1 million and $5 million of write-downs related to cost method limited partnerships for the three months and nine months ended September 30, 2013, respectively.  The Company had no write-downs related to cost method limited partnerships for the three months ended September 30, 2012 and $2 million of write-downs for the nine months ended September 30, 2012.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2013.

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

($ in millions)	September 30, 2013			December 31, 2012
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$146	$--	$146	$266	$--	$266
1.0 - 1.25	658	--	658	1,158	--	1,158
1.26 - 1.50	969	3	972	1,364	17	1,381
Above 1.50	2,288	112	2,400	2,854	129	2,983
Total non-impaired mortgage loans	$4,061	$115	$4,176	$5,642	$146	$5,788

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2013	December 31, 2012
Impaired mortgage loans with a valuation allowance	$88	$147
Impaired mortgage loans without a valuation allowance	--	8
Total impaired mortgage loans	$88	$155
Valuation allowance on impaired mortgage loans	$25	$42

The average balance of impaired loans was $88 million and $214 million for the nine months ended September 30, 2013 and 2012, respectively.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended September 30		Nine months ended September 30,
	2013	2012	2013	2012
Beginning balance	$21	$48	$42	$63
Net increase (decrease) in valuation allowance	6	1	(11)	(3)
Charge offs	--	(2)	(4)	(13)
Mortgage loans classified as held for sale	(2)	--	(2)	--
Ending balance	$25	$47	$25	$47

The carrying value of past due mortgage loans is as follows:

($ in millions)	September 30, 2013	December 31, 2012
Less than 90 days past due	$--	$20
90 days or greater past due	3	4
Total past due	3	24
Current loans	4,261	5,919
Total mortgage loans	$4,264	$5,943

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

•                  Assets held for sale:  Comprise U.S. Treasury fixed income securities, short-term investments and separate account assets.  The valuation is based on the respective asset type as described above.

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

•                  Assets held for sale:  Comprise U.S. government and agencies, municipal, corporate, foreign government, ABS, RMBS and CMBS fixed income securities, and short-term investments.  The valuation is based on the respective asset type as described above.

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

•                  Assets held for sale:  Comprise municipal, corporate, ABS and CMBS fixed income securities.  The valuation is based on the respective asset type as described above.

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

•                  Liabilities held for sale:  Comprise derivatives embedded in life and annuity contracts.  The valuation is the same as described above for contractholder funds.

Assets and liabilities measured at fair value on a non-recurring basis

Mortgage loans written-down to fair value in connection with recognizing impairments are valued based on the fair value of the underlying collateral less costs to sell.  Limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments are valued using net asset values.  The carrying value of the LBL business was written-down to fair value in connection with being classified as held for sale.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2013.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2013
Assets
Fixed income securities:
U.S. government and agencies	$111	$703	$--		$814
Municipal	--	3,236	174		3,410
Corporate	--	20,592	1,003		21,595
Foreign government	--	816	--		816
ABS	--	823	115		938
RMBS	--	939	--		939
CMBS	--	804	2		806
Redeemable preferred stock	--	16	1		17
Total fixed income securities	111	27,929	1,295		29,335
Equity securities	576	49	6		631
Short-term investments	75	436	--		511
Other investments: Free-standing derivatives	--	220	6	$(16)	210
Separate account assets	4,928	--	--		4,928
Other assets	--	--	1		1
Assets held for sale	1,697	10,138	365		12,200
Total recurring basis assets	7,387	38,772	1,673	(16)	47,816
Non-recurring basis (1)	--	--	43		43
Total assets at fair value	$7,387	$38,772	$1,716	$(16)	$47,859
% of total assets at fair value	15.4%	81.0%	3.6%	-- %	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$(283)		$(283)
Other liabilities: Free-standing derivatives	--	(145)	(16)	$11	(150)
Liabilities held for sale	--	--	(249)		(249)
Total recurring basis liabilities	--	(145)	(548)	11	(682)
Non-recurring basis (2)	--	--	(11,282)		(11,282)
Total liabilities at fair value	$--	$(145)	$(11,830)	$11	$(11,964)
% of total liabilities at fair value	-- %	1.2%	98.9%	(0.1) %	100.0%

(1)   Includes $27 million of mortgage loans, $13 million of limited partnership interests and $3 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

(2)  Relates to LBL business held for sale (see Note 2).  The total fair value measurement includes $15,577 million of assets held for sale and $(14,908) million of liabilities held for sale, less $12,200 million of assets and $(249) million of liabilities measured at fair value on a recurring basis.

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

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2013
ARS backed by student loans	$82	Discounted cash flow model	Anticipated date liquidity will return to the market	36 - 54 months	37 - 49 months

Derivatives embedded in life and annuity contracts - Equity-indexed and forward starting options	$(205)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.72%

Liabilities held for sale — Equity-indexed and forward starting options	$(249)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.93%

December 31, 2012
ARS backed by student loans	$202	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	32 - 44 months

Derivatives embedded in life and annuity contracts - Equity-indexed and forward starting options	$(419)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.92%

If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value.  If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of September 30, 2013 and December 31, 2012, Level 3 fair value measurements include $1.11 billion and $1.72 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  As of September 30, 2013, Level 3 fair value measurements for assets held for sale include $345 million of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2013.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$225	$--	$1	$--	$--
Corporate	1,255	8	1	21	--
ABS	190	--	15	--	--
CMBS	5	--	2	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	1,676	8	19	21	--
Equity securities	6	--	--	--	--
Free-standing derivatives, net	(7)	(2)	--	--	--
Other assets	1	--	--	--	--
Assets held for sale	--	(1)	(8)	3	(2)
Total recurring Level 3 assets	$1,676	$5	$11	$24	$(2)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(533)	$8	$--	$--	$--
Liabilities held for sale	--	16	--	--	--
Total recurring Level 3 liabilities	$(533)	$24	$--	$--	$--

	Transfer to held for sale	Purchases/ Issues (2)	Sales	Settlements	Balance as of September 30, 2013
Assets
Fixed income securities:
Municipal	$(51)	$--	$(1)	$--	$174
Corporate	(244)	39	(28)	(49)	1,003
ABS	(85)	--	--	(5)	115
CMBS	(5)	--	--	--	2
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	(385)	39	(29)	(54)	1,295
Equity securities	--	--	--	--	6
Free-standing derivatives, net	--	1	--	(2)	(10)	(3)
Other assets	--	--	--	--	1
Assets held for sale	385	--	(10)	(2)	365
Total recurring Level 3 assets	$--	$40	$(39)	$(58)	$1,657

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$265	$(24)	$--	$1	$(283)
Liabilities held for sale	(265)	(2)	--	2	(249)
Total recurring Level 3 liabilities	$--	$(26)	$--	$3	$(532)

____________

(1) The effect to net income totals $29 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $1 million in realized capital gains and losses, $3 million in net investment income, $15 million in interest credited to contractholder funds and $10 million in contract benefits.

(2) Represents purchases for assets and issues for liabilities.
(3) Comprises $6 million of assets and $16 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2013.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$338	$(12)	$21	$--	$--
Corporate	1,501	28	(37)	84	(168)
ABS	199	(1)	30	17	(16)
CMBS	21	(1)	4	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,060	14	18	101	(184)
Equity securities	7	--	--	--	--
Free-standing derivatives, net	(27)	20	--	--	--
Other assets	1	--	--	--	--
Assets held for sale	--	(1)	(8)	3	(2)
Total recurring Level 3 assets	$2,041	$33	$10	$104	$(186)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(553)	$77	$--	$--	$--
Liabilities held for sale	--	16	--	--	--
Total recurring Level 3 liabilities	$(553)	$93	$--	$--	$--

	Transfer to held for sale	Purchases/ Issues (2)	Sales	Settlements	Balance as of September 30, 2013
Assets
Fixed income securities:
Municipal	$(51)	$--	$(122)	$--	$174
Corporate	(244)	132	(164)	(129)	1,003
ABS	(85)	--	(8)	(21)	115
CMBS	(5)	--	(17)	--	2
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	(385)	132	(311)	(150)	1,295
Equity securities	--	--	(1)	--	6
Free-standing derivatives, net	--	2	--	(5)	(10)	(3)
Other assets	--	--	--	--	1
Assets held for sale	385	--	(10)	(2)	365
Total recurring Level 3 assets	$--	$134	$(322)	$(157)	$1,657

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$265	$(74)	$--	$2	$(283)
Liabilities held for sale	(265)	(2)	--	2	(249)
Total recurring Level 3 liabilities	$--	$(76)	$--	$4	$(532)

____________

(1) The effect to net income totals $126 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $18 million in realized capital gains and losses, $12 million in net investment income, $40 million in interest credited to contractholder funds and $56 million in contract benefits.

(2) Represents purchases for assets and issues for liabilities.
(3) Comprises $6 million of assets and $16 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$363	$--	$7	$53	$--
Corporate	1,403	9	38	74	--
ABS	274	(9)	33	42	(4)
CMBS	21	(1)	1	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,062	(1)	79	169	(4)
Equity securities	15	(1)	--	--	--
Free-standing derivatives, net	(71)	10	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$2,007	$8	$79	$169	$(4)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(707)	$160	$--	$--	$--
Total recurring Level 3 liabilities	$(707)	$160	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2012
Assets
Fixed income securities:
Municipal	$--	$(12)	$--	$--	$411
Corporate	54	(113)	--	(45)	1,420
ABS	--	(150)	--	--	186
CMBS	--	--	--	--	21
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	54	(275)	--	(45)	2,039
Equity securities	--	--	--	--	14
Free-standing derivatives, net	21	--	--	10	(30)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$75	$(275)	$--	$(35)	$2,024

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$(24)	$20	$(551)
Total recurring Level 3 liabilities	$--	$--	$(24)	$20	$(551)

____________

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$387	$--	$9	$53	$(10)
Corporate	1,319	16	58	207	(10)
ABS	254	20	45	42	(4)
RMBS	47	--	--	--	(47)
CMBS	30	(3)	9	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,038	33	121	302	(71)
Equity securities	14	(1)	1	--	--
Free-standing derivatives, net	(88)	22	--	--	--
Other assets	1	--	--	--	--
Total recurring Level 3 assets	$1,965	$54	$122	$302	$(71)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(723)	$151	$--	$--	$--
Total recurring Level 3 liabilities	$(723)	$151	$--	$--	$--

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2012
Assets
Fixed income securities:
Municipal	$--	$(28)	$--	$--	$411
Corporate	98	(187)	--	(81)	1,420
ABS	--	(161)	--	(10)	186
RMBS	--	--	--	--	--
CMBS	--	--	--	(15)	21
Redeemable preferred stock	1	(1)	--	--	1
Total fixed income securities	99	(377)	--	(106)	2,039
Equity securities	5	(5)	--	--	14
Free-standing derivatives, net	27	--	--	9	(30)	(2)
Other assets	--	--	--	--	1
Total recurring Level 3 assets	$131	$(382)	$--	$(97)	$2,024

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$(53)	$74	$(551)
Total recurring Level 3 liabilities	$--	$--	$(53)	$74	$(551)

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

There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2013.  During the nine months ended September 30, 2012, certain U.S. government securities were transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.

Transfers into Level 3 during the three months and nine months ended September 30, 2013 and 2012 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs have not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months and nine months ended September 30, 2013 and 2012 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Assets
Fixed income securities:
Municipal	$--	$--	$(5)	$--
Corporate	3	5	9	12
ABS	--	--	(1)	--
CMBS	--	(1)	(1)	(2)
Total fixed income securities	3	4	2	10
Equity securities	--	(1)	--	(1)
Free-standing derivatives, net	(2)	(7)	14	4
Assets held for sale	(1)	--	(1)	--
Total recurring Level 3 assets	$--	$(4)	$15	$13

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$8	$160	$77	$151
Liabilities held for sale	16	--	16	--
Total recurring Level 3 liabilities	$24	$160	$93	$151

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $24 million for the three months ended September 30, 2013 and are reported as follows: $(2) million in realized capital gains and losses, $2 million in net investment income, $14 million in interest credited to contractholder funds and $10 million in contract benefits.  These gains and losses total $156 million for the three months ended September 30, 2012 and are reported as follows: $(9) million in realized capital gains and losses, $5 million in net investment income, $142 million in interest credited to contractholder funds and $18 million in contract benefits.  These gains and losses total $108 million for the nine months ended September 30, 2013 and are reported as follows: $7 million in realized capital gains and losses, $8 million in net investment income, $37 million in interest credited to contractholder funds and $56 million in contract benefits.  These gains and losses total $164 million for the nine months ended September 30, 2012 and are reported as follows: $14 million in net investment income, $118 million in interest credited to contractholder funds and $32 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	September 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,264	$4,409	$5,943	$6,223
Cost method limited partnerships	603	787	617	778
Agent loans	328	319	319	314
Bank loans	167	168	282	282
Notes due from related party	275	275	275	275
Assets held for sale	1,497	1,573	--	--

The fair value of mortgage loans, including those classified as assets held for sale, is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of cost method limited partnerships is determined using reported net asset values of the underlying funds.  The fair value of agent loans, which are reported in other investments, is based on discounted cash flow calculations that use discount rates with a spread over U.S. Treasury rates.  Assumptions used in developing estimated cash flows and discount rates consider the loan’s credit and liquidity risks.  The fair value of bank loans, which are reported in other investments or assets held for sale, is based on broker quotes from brokers familiar with the loans and current market conditions.  The fair value of notes due from related party, which are reported in other investments, is based on discounted cash flow calculations using current interest rates for instruments with comparable terms.  The fair value measurements for mortgage loans, cost method limited partnerships, agent loans, bank loans, notes due from related party and assets held for sale are categorized as Level 3.

Financial liabilities

($ in millions)	September 30, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$15,670	$16,199	$26,984	$27,989
Notes due to related parties	286	286	496	496
Liability for collateral	363	363	561	561
Liabilities held for sale	7,704	7,550	--	--

The fair value of contractholder funds on investment contracts, including those classified as liabilities held for sale, is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for the Company’s own credit risk.  Deferred annuities included in contractholder funds are valued using discounted cash flow models which incorporate market value margins, which are based on the cost of holding economic capital, and the Company’s own credit risk.  Immediate annuities without life contingencies and fixed rate funding agreements are valued at the present value of future benefits using market implied interest rates which include the Company’s own credit risk.  The fair value measurements for contractholder funds on investment contracts and liabilities held for sale are categorized as Level 3.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of September 30, 2013, the Company pledged $4 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2013.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$2	$2	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	700	n/a	3	4	(1)
Interest rate cap agreements	Other investments	122	n/a	2	2	--
Equity and index contracts
Options and warrants (2)	Other investments	3	10,570	205	205	--
Foreign currency contracts
Foreign currency forwards	Other investments	46	n/a	--	--	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Credit default contracts
Credit default swaps – buying protection	Other investments	21	n/a	--	--	--
Credit default swaps – selling protection	Other investments	85	n/a	1	1	--
Other contracts
Other contracts	Other assets	3	n/a	1	1	--
Subtotal		997	10,570	200	213	(13)
Total asset derivatives		$1,013	10,570	$202	$215	$(13)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$132	n/a	$(16)	$--	$(16)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	685	n/a	8	8	--
Interest rate cap agreements	Other liabilities & accrued expenses	234	n/a	3	3	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	81	10,866	(125)	1	(126)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	734	n/a	(54)	--	(54)
Guaranteed withdrawal benefits	Contractholder funds	505	n/a	(19)	--	(19)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,463	n/a	(205)	--	(205)
	Liabilities held for sale	2,493	n/a	(249)	--	(249)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(5)	--	(5)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	154	n/a	(2)	--	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(16)	--	(16)
Subtotal		6,534	10,866	(664)	12	(676)
Total liability derivatives		6,666	10,866	(680)	$12	$(692)

Total derivatives		$7,679	21,436	$(478)

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2013
Asset derivatives	$20	$(13)	$(3)	$4	$(2)	$2
Liability derivatives	(35)	13	(2)	(24)	23	(1)

December 31, 2012
Asset derivatives	$52	$(29)	$(18)	$5	$(5)	$--
Liability derivatives	(63)	29	--	(34)	25	(9)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months and nine months ended September 30, 2013 or 2012.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
(Loss) gain recognized in OCI on derivatives during the period	$(7)	$(3)	$2	$(3)
Loss recognized in OCI on derivatives during the term of the hedging relationship	(14)	(14)	(14)	(14)
Loss reclassified from AOCI into income (net investment income)	--	--	(1)	--
Loss reclassified from AOCI into income (realized capital gains and losses)	--	--	--	(1)

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income.  For the three months and nine months ended September 30, 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2013
Interest rate contracts	$--	$--	$--	$--
Equity and index contracts	--	--	16	16
Embedded derivative financial instruments	--	10	(9)	1
Foreign currency contracts	(2)	--	--	(2)
Credit default contracts	(3)	--	--	(3)
Other contracts	--	--	--	--
Total	$(5)	$10	$7	$12

Nine months ended September 30, 2013
Interest rate contracts	$3	$--	$--	$3
Equity and index contracts	--	--	63	63
Embedded derivative financial instruments	(1)	56	(35)	20
Foreign currency contracts	(1)	--	--	(1)
Credit default contracts	13	--	--	13
Other contracts	--	--	(3)	(3)
Total	$14	$56	$25	$95

	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2012
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$--	$--	$--	$--	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(1)	--	--	(1)
Equity and index contracts	--	--	--	19	19
Embedded derivative financial instruments	--	2	18	138	158
Foreign currency contracts	--	--	--	--	--
Credit default contracts	--	7	--	--	7
Other contracts	--	--	--	1	1
Total	$--	$8	$18	$158	$184

Nine months ended September 30, 2012
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	2	--	--	2
Equity and index contracts	--	--	--	56	56
Embedded derivative financial instruments	--	20	32	140	192
Foreign currency contracts	--	(1)	--	--	(1)
Credit default contracts	--	14	--	--	14
Other contracts	--	--	--	3	3
Subtotal	--	35	32	199	266
Total	$(1)	$35	$32	$199	$265

The following table provides a summary of the changes in fair value of the Company’s fair value hedging relationships in the Condensed Consolidated Statements of Operations and Comprehensive Income.

($ in millions)	Gain (loss) on derivatives	Gain (loss) on hedged risk
Location of gain or (loss) recognized in net income on derivatives	Interest rate contracts	Investments

Three months ended September 30, 2012
Net investment income	$1	$(1)

Nine months ended September 30, 2012
Net investment income	$3	$(3)

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2013, counterparties pledged $7 million in cash and securities to the Company, and the Company pledged $23 million in securities to counterparties which includes $13 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $10 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2013				December 31, 2012

Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$21	$--	$--	1	$19	$--	$--
A	3	32	2	--	3	2,252	12	--
A-	3	135	1	1	2	311	1	1
BBB+	1	776	4	1	1	3,617	11	--
Total	8	$964	$7	$2	7	$6,199	$24	$1

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

($ in millions)	September 30, 2013	December 31, 2012
Gross liability fair value of contracts containing credit-risk-contingent features	$26	$62
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(12)	(28)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(13)	(25)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$9

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2013
Single name
Investment grade corporate debt (1)	$--	$5	$--	$--	$5	$--
Baskets
First-to-default
Municipal	--	100	--	--	100	(16)
Index
Investment grade corporate debt (1)	1	20	55	4	80	1
Total	$1	$125	$55	$4	$185	$(15)

December 31, 2012
Single name
Investment grade corporate debt (1)	$--	$5	$--	$--	$5	$--
Municipal	25	--	--	--	25	(3)
Subtotal	25	5	--	--	30	(3)
Baskets
First-to-default
Municipal	--	100	--	--	100	(26)
Index
Investment grade corporate debt (1)	1	26	68	5	100	--
Total	$26	$131	$68	$5	$230	$(29)

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

7.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Direct	$518	$520	$1,553	$1,591
Assumed
Affiliate	31	29	92	86
Non-affiliate	17	13	51	22
Ceded-non-affiliate	(155)	(156)	(466)	(484)
Premiums and contract charges, net of reinsurance	$411	$406	$1,230	$1,215

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Direct	$499	$525	$1,370	$1,426
Assumed
Affiliate	20	19	60	54
Non-affiliate	13	11	38	21
Ceded-non-affiliate	(110)	(179)	(269)	(373)
Contract benefits, net of reinsurance	$422	$376	$1,199	$1,128

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Direct	$309	$208	$946	$942
Assumed
Affiliate	2	2	7	7
Non-affiliate	7	5	22	11
Ceded-non-affiliate	(8)	(7)	(22)	(21)
Interest credited to contractholder funds, net of reinsurance	$310	$208	$953	$939

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

The Executive Life Insurance Company of New York (“ELNY”) liquidation was closed on August 8, 2013.   During second and third quarter 2013, the Company received and paid assessments from certain state guaranty associations.  The Company previously accrued a liability for the Company’s estimated aggregate exposure for guaranty fund assessments and participation in an industry sponsored plan to supplement certain ELNY policyholders.  The ultimate cost will depend on the level of guaranty fund system participation and the realization of tax benefits.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future state related taxes.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $4 million as of September 30, 2013.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2013.

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

9.  Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2013			2012
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(76)	$27	$(49)	$581	$(203)	$378
Less: reclassification adjustment of realized capital gains and losses	(6)	2	(4)	(63)	22	(41)
Unrealized net capital gains and losses	(70)	25	(45)	644	(225)	419
Unrealized foreign currency translation adjustments	--	--	--	(5)	2	(3)
Other comprehensive (loss) income	$(70)	$25	(45)	$639	$(223)	416
Net (loss) income			(394)			103
Comprehensive (loss) income			$(439)			$519

	Nine months ended September 30,
	2013			2012
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(860)	$302	$(558)	$1,116	$(391)	$725
Less: reclassification adjustment of realized capital gains and losses	35	(12)	23	(126)	44	(82)
Unrealized net capital gains and losses	(895)	314	(581)	1,242	(435)	807
Unrealized foreign currency translation adjustments	--	--	--	(2)	1	(1)
Other comprehensive (loss) income	$(895)	$314	(581)	$1,240	$(434)	806
Net (loss) income			(135)			284
Comprehensive (loss) income			$(716)			$1,090

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, IL 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of September 30, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and of shareholder’s equity and cash flows for the nine-month periods ended September 30, 2013 and 2012.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

November 1, 2013

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

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

OPERATIONS HIGHLIGHTS

•     Net loss was $394 million and $135 million in the third quarter and first nine months of 2013, respectively, compared to net income of $103 million and $284 million in the third quarter and first nine months of 2012, respectively.

•     Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $399 million in the third quarter of 2013, an increase of 2.0% from $391 million in the third quarter of 2012, and $1.20 billion in the first nine months of 2013, an increase of 2.8% from $1.16 billion in the first nine months of 2012.

•     Investments totaled $38.44 billion as of September 30, 2013, reflecting a decrease of $17.43 billion from $55.87 billion as of December 31, 2012.  Investments classified as held for sale totaled $12.24 billion as of September 30, 2013.  Net investment income of $621 million in the third quarter of 2013 was comparable to the third quarter of 2012 and decreased 4.3% to $1.86 billion in the first nine months of 2013 from $1.94 billion in the first nine months of 2012.

•     Net realized capital losses totaled $16 million in the third quarter of 2013 compared to $57 million in the third quarter of 2012, and net realized capital gains totaled $61 million in the first nine months of 2013 compared to net realized capital losses of $72 million in the first nine months of 2012.

•     During third quarter 2013, a $54 million pre-tax charge to income was recorded related to our annual comprehensive review of the DAC, deferred sales inducement costs and secondary guarantee liability balances.  This compares to a $25 million pre-tax charge to income in the third quarter of 2012.

•     During third quarter 2013, a loss on disposition of $475 million, after-tax, was recorded relating to the sale of Lincoln Benefit Life Company.

•     Contractholder funds totaled $23.78 billion as of September 30, 2013, reflecting a decrease of $14.85 billion from $38.63 billion as of December 31, 2012.  Contractholder funds classified as held for sale totaled $11.28 billion as of September 30, 2013.

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

The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of September 30, 2013 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum.  Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, and institutional products totaling $6.28 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	2.87%	2.88%	$6,749
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.18	4.17	1,292
Resettable after 12 months	1.22	3.46	2,593
Interest-sensitive life insurance	4.00	4.16	6,870

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

We expect approximately 5.6% of the amortized cost of fixed income securities not subject to prepayment and approximately 12.3% of commercial mortgage loans to mature through 2014.  We have $25.18 billion of such fixed income securities and $4.26 billion of such commercial mortgage loans as of September 30, 2013.  Additionally, for asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $1.20 billion in the first nine months of 2013.  To the extent portfolio cash flows are reinvested, the average pre-tax investment yield of 5.1% is expected to decline due to lower market yields.

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

OPERATIONS

Strategic actions

On July 17, 2013, we announced plans to exit the independent master brokerage agencies distribution channel.  In connection with this announcement, on July 17, 2013, we entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business for $600 million subject to certain adjustments as of the closing date.  The transaction is subject to regulatory approvals and other customary closing conditions.  We expect the closing to occur during the first quarter of 2014.  The estimated loss on disposition of $475 million, after-tax, was recorded in third quarter 2013.  The business being sold had $341 million of premiums and contract charges in 2012.  Effective July 18, 2013, we no longer offer any products through the independent master brokerage agency distribution channel.

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

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Premiums	$147	$145	$442	$443
Contract charges	264	261	788	772
Net investment income	621	621	1,861	1,944
Realized capital gains and losses	(16)	(57)	61	(72)
Total revenues	1,016	970	3,152	3,087

Costs and expenses
Contract benefits	(422)	(376)	(1,199)	(1,128)
Interest credited to contractholder funds	(310)	(208)	(953)	(939)
Amortization of DAC	(73)	(128)	(177)	(268)
Operating costs and expenses	(102)	(111)	(333)	(332)
Restructuring and related charges	(4)	--	(6)	--
Interest expense	(4)	(12)	(19)	(34)
Total costs and expenses	(915)	(835)	(2,687)	(2,701)

(Loss) gain on disposition of operations	(646)	9	(643)	15
Income tax benefit (expense)	151	(41)	43	(117)
Net (loss) income	$(394)	$103	$(135)	$284

Net loss was $394 million in the third quarter of 2013 compared to net income of $103 million in the third quarter of 2012.  The unfavorable change was primarily due to the loss on disposition related to the LBL sale and higher interest credited to contractholder funds, partially offset by decreased amortization of DAC and lower net realized capital losses.

Net loss was $135 million in the first nine months of 2013 compared to net income of $284 million in the first nine months of 2012.  The unfavorable change was primarily due to the loss on disposition related to the LBL sale and lower net investment income, partially offset by net realized capital gains in the first nine months of 2013 compared to net realized capital losses in the first nine months of 2012 and decreased amortization of DAC.

Analysis of revenues   Total revenues increased 4.7% or $46 million in the third quarter of 2013 compared to the third quarter of 2012, primarily due to lower net realized capital losses.  Total revenues increased 2.1% or $65 million in the first nine months of 2013 compared to the first nine months of 2012, primarily due to net realized capital gains in the first nine months of 2013 compared to net realized capital losses in the first nine months of 2012, partially offset by lower net investment income.

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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Underwritten products
Traditional life insurance premiums	$114	$111	$342	$334
Accident and health insurance premiums	27	24	78	73
Interest-sensitive life insurance contract charges	258	256	775	756
Subtotal	399	391	1,195	1,163

Annuities
Immediate annuities with life contingencies premiums	6	10	22	36
Other fixed annuity contract charges	6	5	13	16
Subtotal	12	15	35	52

Premiums and contract charges (1)	$411	$406	$1,230	$1,215

(1) Contract charges related to the cost of insurance totaled $180 million and $178 million for the third quarter of 2013 and 2012, respectively, and $533 million and $514 million in the first nine months of 2013 and 2012, respectively.

Total premiums and contract charges increased 1.2% in both the third quarter and the first nine months of 2013 compared to the same periods of 2012, primarily due to higher contract charges on interest-sensitive life insurance products primarily resulting from the growth of insurance in force and the aging of our policyholders and higher traditional life insurance premiums, partially offset by lower sales of immediate annuities with life contingencies.  Effective March 22, 2013, we no longer offer structured settlement annuities.  We continue to service the in-force structured settlement contracts.

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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Contractholder funds, beginning balance	$35,661	$40,157	$38,634	$41,669

Deposits
Fixed annuities	219	272	786	609
Interest-sensitive life insurance	304	301	966	918
Total deposits	523	573	1,752	1,527

Interest credited	315	206	965	941

Benefits, withdrawals, maturities and other adjustments
Benefits	(387)	(340)	(1,173)	(1,023)
Surrenders and partial withdrawals	(802)	(936)	(2,528)	(2,818)
Maturities of and interest payments on institutional products	(1)	(1)	(1,799)	(90)
Contract charges	(257)	(248)	(770)	(741)
Net transfers from separate accounts	2	3	8	7
Other adjustments (1)	8	16	(27)	(42)
Total benefits, withdrawals, maturities and other adjustments	(1,437)	(1,506)	(6,289)	(4,707)

Contractholder funds classified as held for sale	(11,283)	--	(11,283)	--

Contractholder funds, ending balance	$23,779	$39,430	$23,779	$39,430

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

Contractholder funds decreased 33.3% and 38.5% in the third quarter and first nine months of 2013, respectively, compared to decreases of 1.8% and 5.4% in the same periods of 2012, respectively, reflecting the reclassification of contractholder funds held for sale relating to the LBL sale.  Contractholder funds including those classified as held for sale decreased 1.7% and 9.2% in the third quarter and first nine months of 2013, respectively, reflecting a large institutional product maturity in second quarter 2013 and our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 25.3% and 23.0% in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.

Contractholder deposits decreased 8.7% in the third quarter of 2013 compared to the third quarter of 2012, primarily due to decreased fixed annuity deposits driven by elevated deposits in third quarter 2012 when new equity-indexed annuity products were launched.  Contractholder deposits increased 14.7% in the first nine months of 2013 compared to the first nine months of 2012, primarily due to increased fixed annuity deposits driven by the new equity-indexed annuity products and higher deposits on immediate annuities.

Maturities of and interest payments on institutional products in the first nine months of 2013 include a $1.75 billion maturity.  There are $85 million of institutional products outstanding as of September 30, 2013.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 14.3% to $802 million in the third quarter of 2013 and 10.3% to $2.53 billion in the first nine months of 2013 from $936 million and $2.82 billion in the third quarter and first nine months of 2012, respectively.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.7% and 10.9% in the first nine months of 2013 and 2012, respectively.

Analysis of costs and expenses  Total costs and expenses increased 9.6% or $80 million in the third quarter of 2013 compared to the same period of 2012, primarily due to higher interest credited to contractholder funds and contract benefits, partially offset by lower amortization of DAC.  Total costs and expenses decreased 0.5% or $14 million in the first nine months of 2013 compared to the same period of 2012, primarily due to lower amortization of DAC, partially offset by higher contract benefits and interest credited to contractholder funds.

Contract benefits increased 12.2% or $46 million in the third quarter of 2013 compared to the same period of 2012, primarily due to an increase in reserves for secondary guarantees on interest-sensitive life insurance and worse mortality experience on annuities, partially offset by better mortality experience on life insurance.  Contract benefits increased 6.3% or $71 million in the first nine months of 2013 compared to the same period of 2012, primarily due to an increase in reserves for secondary guarantees on interest-sensitive life insurance and worse mortality experience on life insurance.

Our annual review of assumptions in third quarter 2013 resulted in a $37 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher concentration of and increased projected exposure to secondary guarantees.  In the third quarter of 2012, the review resulted in a $13 million decrease in the reserves for secondary guarantees on interest-sensitive life insurance due to favorable projected mortality.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $133 million and $396 million in the third quarter and first nine months of 2013, respectively, compared to $135 million and $405 million in the third quarter and first nine months of 2012, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Life insurance	$57	$87	$212	$258
Accident and health insurance	3	8	15	22
Annuities	(22)	(13)	(55)	(46)
Total benefit spread	$38	$82	$172	$234

Benefit spread decreased 53.7% or $44 million in the third quarter of 2013 compared to the same period of 2012, primarily due to the increase in reserves for secondary guarantees on interest-sensitive life insurance and worse mortality experience on annuities, partially offset by better mortality experience on life insurance.  Benefit spread decreased 26.5% or $62 million in the first nine months of 2013 compared to the same period of 2012, primarily due to the increase in reserves for secondary guarantees on interest-sensitive life insurance and worse mortality experience on life insurance and annuities.

Interest credited to contractholder funds increased 49.0% or $102 million in the third quarter of 2013 and 1.5% or $14 million in the first nine months of 2013 compared to the same periods of 2012, primarily due to the valuation change on derivatives embedded in equity-indexed annuity contracts that reduced interest credited expense in third quarter 2012, partially offset by lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $17 million and $21 million in the third quarter and first nine months of 2013, respectively, compared to decreases of $149 million and $135 million in the third quarter and first nine months of 2012, respectively.  During third quarter 2012, we reviewed the significant valuation inputs for these embedded derivatives and reduced the projected option cost to reflect management’s current and anticipated crediting rate setting actions, which were informed by the existing and projected low interest rate environment and are consistent with our strategy to reduce exposure to spread-based business.  The reduction in projected interest rates resulted in a reduction of contractholder funds and interest credited expense by $169 million in third quarter 2012.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Annuities and institutional products	$99	$39	$242	$205
Life insurance	25	26	78	65
Accident and health insurance	4	4	11	10
Net investment income on investments supporting capital	67	60	202	185
Investment spread before valuation changes on embedded derivatives that are not hedged	195	129	533	465
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(17)	149	(21)	135
Total investment spread	$178	$278	$512	$600

Investment spread before valuation changes on embedded derivatives that are not hedged increased 51.2% or $66 million in the third quarter of 2013 compared to the same period of 2012 primarily due to higher limited partnership income, lower crediting rates, and higher prepayment fee income and litigation proceeds, partially offset by the continued managed reduction in our spread-based business in force.  Investment spread before valuation changes on embedded derivatives that are not hedged increased 14.6% or $68 million in the first nine months of 2013 compared to the same period of 2012 primarily due to lower crediting rates and higher prepayment fee income and litigation proceeds, partially offset by lower limited partnership income and the continued managed reduction in our spread-based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.  For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale are included.

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2013	2012	2013	2012	2013	2012
Interest-sensitive life insurance	5.2%	5.5%	3.8%	4.0%	1.4%	1.5%
Deferred fixed annuities and institutional products	4.8	4.6	2.9	3.2	1.9	1.4
Immediate fixed annuities with and without life contingencies	6.9	6.1	6.0	6.1	0.9	--
Investments supporting capital, traditional life and other products	4.1	3.9	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2013	2012	2013	2012	2013	2012
Interest-sensitive life insurance	5.3%	5.3%	3.9%	4.0%	1.4%	1.3%
Deferred fixed annuities and institutional products	4.7	4.6	3.0	3.2	1.7	1.4
Immediate fixed annuities with and without life contingencies	6.7	6.9	6.0	6.1	0.7	0.8
Investments supporting capital, traditional life and other products	4.1	4.0	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	September 30,
	2013	2012
Immediate fixed annuities with life contingencies	$8,906	$8,872
Other life contingent contracts and other	2,893	5,259
Reserve for life-contingent contract benefits	$11,799	$14,131

Interest-sensitive life insurance	$7,073	$10,315
Deferred fixed annuities	12,598	22,926
Immediate fixed annuities without life contingencies	3,713	3,831
Institutional products	85	1,874
Other	310	484
Contractholder funds	$23,779	$39,430

Traditional life insurance	$331	$--
Accident and health insurance	1,298	--
Interest-sensitive life insurance	3,579	--
Deferred fixed annuities	7,704	--
Liabilities held for sale	$12,912	$--

Amortization of DAC decreased 43.0% or $55 million in the third quarter of 2013 and 34.0% or $91 million in the first nine months of 2013 compared to the same periods of 2012.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$58	$59	$157	$183
(Accretion) amortization relating to realized capital gains and losses(1) and valuation changes on embedded derivatives that are not hedged	(3)	35	2	51
Amortization acceleration for changes in assumptions (“DAC unlocking”)	18	34	18	34
Total amortization of DAC	$73	$128	$177	$268

(1) The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease in DAC amortization in the third quarter and first nine months of 2013 compared to the same periods of 2012 was primarily due to decreased amortization relating to valuation changes on embedded derivatives that are not hedged, decreased amortization on interest-sensitive life insurance resulting from decreased benefit spread, and decreased amortization acceleration for changes in assumptions.  (Accretion) amortization relating to valuation changes on derivatives embedded in equity-indexed annuity contracts was $(3) million in third quarter 2013, compared to $26 million in third quarter 2012.

Our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines.  In the third quarter of 2013, the review resulted in an acceleration of DAC amortization (charge to income) of $18 million.  Amortization acceleration of $33 million related to interest-sensitive life insurance and was primarily due to an increase in projected mortality and expenses, partially offset by increased projected investment margins.  Amortization deceleration of $12 million related to fixed annuities and was primarily due to an increase in projected investment margins.  Amortization deceleration of $3 million related to variable life insurance.

In the third quarter of 2012, the review resulted in an acceleration of DAC amortization of $34 million.  Amortization acceleration of $38 million related to variable life insurance and was primarily due to an increase in projected mortality.  Amortization acceleration of $4 million related to fixed annuities and was primarily due to lower projected investment returns.  Amortization deceleration of $8 million related to interest-sensitive life insurance and was primarily due to an increase in projected persistency.

The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin for the nine months ended September 30.

($ in millions)	2013	2012
Investment margin	$(22)	$3
Benefit margin	13	33
Expense margin	27	(2)
Net acceleration	$18	$34

Operating costs and expenses decreased 8.1% or $9 million in the third quarter of 2013 compared to the third quarter of 2012.  Operating costs and expenses in the first nine months of 2013 were comparable to the first nine months of 2012.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Non-deferrable commissions	$7	$9	$20	$26
General and administrative expenses	85	92	282	276
Taxes and licenses	10	10	31	30
Total operating costs and expenses	$102	$111	$333	$332

Restructuring and related charges	$4	$--	$6	$--

General and administrative expenses decreased 7.6% or $7 million in the third quarter of 2013 compared to the same period of 2012 primarily due to lower employee related expenses and proceeds received from a litigation settlement.  General and administrative expenses increased 2.2% or $6 million in the first nine months of 2013 compared to the same period of 2012 primarily due to higher employee related costs.

INVESTMENTS HIGHLIGHTS

•

Investments totaled $38.44 billion as of September 30, 2013, decreasing from $55.87 billion as of December 31, 2012. Investments classified as held for sale totaled $12.24 billion as of September 30, 2013.

•	Unrealized net capital gains totaled $1.82 billion as of September 30, 2013, decreasing from $3.70 billion as of December 31, 2012.
•

Net investment income was $621 million in the third quarter of 2013, comparable to the third quarter of 2012, and $1.86 billion in the first nine months of 2013, a decrease of 4.12% from $1.94 billion in the first nine months of 2012.

•

Net realized capital losses were $16 million in the third quarter of 2013 compared to $57 million in the third quarter of 2012, and net realized capital gains were $61 million in the first nine months of 2013 compared to net realized capital losses of $72 million in the first nine months of 2012.

INVESTMENTS

The composition of the investment portfolio as of September 30, 2013 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$29,335	76.3%
Mortgage loans	4,264	11.1
Equity securities (2)	631	1.7
Limited partnership interests (3)	2,044	5.3
Short-term investments (4)	511	1.3
Policy loans	624	1.6
Other	1,027	2.7
Total	$38,436	100.0%

(1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $27.80 billion.
(2) Equity securities are carried at fair value. Cost basis for these securities was $584 million.
(3) We have commitments to invest in additional limited partnership interests totaling $1.16 billion.
(4) Short-term investments are carried at fair value. Amortized cost basis for these investments was $511 million.

Total investments decreased to $38.44 billion as of September 30, 2013, from $55.87 billion as of December 31, 2012, primarily due to the investments relating to the LBL sale being reclassified to held for sale.  Total investments including those classified as held for sale were $50.68 billion as of September 30, 2013, a decrease of $5.19 billion from December 31, 2012 reflecting net reductions in contractholder funds  and lower fixed income valuations.  The decline in valuation of fixed income securities for the nine months ended September 30, 2013 was primarily due to increasing risk-free interest rates.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of September 30, 2013	Percent to total investments	Fair value as of December 31, 2012	Percent to total investments
U.S. government and agencies	$814	2.1%	$2,379	4.3%
Municipal	3,410	8.9	4,704	8.4
Corporate	21,595	56.2	31,531	56.5
Foreign government	816	2.1	1,180	2.1
ABS	938	2.4	1,865	3.3
RMBS	939	2.4	1,791	3.2
CMBS	806	2.1	1,408	2.5
Redeemable preferred stock	17	0.1	18	--
Total fixed income securities	$29,335	76.3%	$44,876	80.3%

As of September 30, 2013, 90.9% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are

internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of September 30, 2013.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$814	$109	$--	$--	$--	$--

Municipal
Taxable	200	9	1,929	165	964	67
Auction rate securities (“ARS”)	32	--	50	--	--	--

Corporate
Public	368	11	1,099	56	5,488	300
Privately placed	271	7	585	44	2,236	183

Foreign government	408	70	112	3	105	7

ABS
Collateralized debt obligations (“CDO”)	85	2	260	1	208	(16)
Consumer and other asset-backed securities (“Consumer and other ABS”)	188	5	32	1	41	3

RMBS
U.S. government sponsored entities (“U.S. Agency”)	356	19	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	16	--	9	--	17	1
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	--	--	4	--
Subprime residential mortgage-backed securities (“Subprime”)	--	--	--	--	5	--

CMBS	303	13	71	3	96	4

Redeemable preferred stock	--	--	--	--	--	--

Total fixed income securities	$3,041	$245	$4,147	$273	$9,164	$549

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$814	$109

Municipal
Taxable	190	(11)	45	(4)	3,328	226
ARS	--	--	--	--	82	--

Corporate
Public	6,334	268	1,228	15	14,517	650
Privately placed	3,358	165	628	1	7,078	400

Foreign government	191	10	--	--	816	90

ABS
CDO	36	6	53	(7)	642	(14)
Consumer and other ABS	27	1	8	--	296	10

RMBS
U.S. Agency	--	--	--	--	356	19
Prime	57	--	148	19	247	20
Alt-A	11	--	175	5	190	5
Subprime	7	--	134	(8)	146	(8)

CMBS	79	3	257	7	806	30

Redeemable preferred stock	16	2	1	--	17	2

Total fixed income securities	$10,306	$444	$2,677	$28	$29,335	$1,539

Municipal bonds, including taxable and ARS securities, totaled $3.41 billion as of September 30, 2013 with an unrealized net capital gain of $226 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Corporate bonds, including publicly traded and privately placed, totaled $21.60 billion as of September 30, 2013, with an unrealized net capital gain of $1.05 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

ABS, including CDO and Consumer and other ABS, totaled $938 million as of September 30, 2013, with 93.5% rated investment grade and an unrealized net capital loss of $4 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

CDO totaled $642 million as of September 30, 2013, with 91.7% rated investment grade and an unrealized net capital loss of $14 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.

Consumer and other ABS totaled $296 million as of September 30, 2013, with  97.3% rated investment grade and an unrealized net capital gain of $10 million.

RMBS, including U.S. Agency, Prime, Alt-A and Subprime, totaled $939 million as of September 30, 2013, with 51.3% rated investment grade and an unrealized net capital gain of $36 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  The credit risk associated with the U.S. Agency portfolio is mitigated because they were issued by or have underlying collateral guaranteed by U.S. government agencies.  Prime are collateralized by residential mortgage loans issued to prime borrowers.  Alt-A includes securities collateralized by residential mortgage loans issued to borrowers who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation, but have stronger credit profiles than subprime borrowers.  Subprime includes securities collateralized by residential mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  The Subprime portfolio consisted of $75 million and $71 million of first lien and second lien securities, respectively.  The Subprime portfolio unrealized net capital loss of $8 million as of September 30, 2013 was the result of wider credit spreads than at initial purchase.  Wider spreads are largely due to the risk associated with the underlying collateral supporting certain Subprime securities.

CMBS totaled $806 million as of September 30, 2013, with 68.1% rated investment grade and an unrealized net capital gain of $30 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 98.3% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

Mortgage loans Our mortgage loan portfolio totaled $4.26 billion as of September 30, 2013, and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, tax credit funds and other funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of September 30, 2013.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Tax credit funds	Other funds	Total
Cost method of accounting (“Cost”)	$468	$135	$--	$--	$603
Equity method of accounting (“EMA”)	757	269	315	100	1,441
Total	$1,225	$404	$315	$100	$2,044

Number of managers	103	28	11	1
Number of individual funds	170	53	20	1
Largest exposure to single fund	$29	$35	$27	$100

(1) Includes $185 million of infrastructure and real asset funds.

The following tables show the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended September 30,
	2013				2012
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$22	$9	$31	$--	$9	$3	$12	$--
Real estate funds	3	7	10	(1)	1	4	5	--
Tax credit funds	--	(4)	(4)	--	--	(5)	(5)	--
Other funds	--	--	--	--	--	(1)	(1)	--
Total	$25	$12	$37	$(1)	$10	$1	$11	$--

	Nine months ended September 30,
	2013				2012
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$51	$34	$85	$(4)	$27	$73	$100	$--
Real estate funds	9	21	30	(1)	2	26	28	(2)
Tax credit funds	--	(12)	(12)	--	--	(10)	(10)	--
Other funds	--	1	1	--	--	(1)	(1)	--
Total	$60	$44	$104	$(5)	$29	$88	$117	$(2)

Limited partnership interests produced income, excluding impairment write-downs, of $37 million and $104 million in the three months and nine months ended September 30, 2013, respectively, compared to $11 million and $117 million in the three months and nine months ended September 30, 2012, respectively.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on private equity/debt funds, real estate funds and tax credit funds are generally on a three month delay and the income recognition on other funds is primarily on a one month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $1.82 billion as of September 30, 2013 compared to $3.70 billion as of December 31, 2012.  The decline from December 31, 2012 was primarily due to increasing risk-free interest rates.  The following table presents unrealized net capital gains and losses.

($ in millions)	September 30, 2013	December 31, 2012
U.S. government and agencies	$109	$242
Municipal	226	551
Corporate	1,050	2,783
Foreign government	90	163
ABS	(4)	(56)
RMBS	36	13
CMBS	30	(17)
Redeemable preferred stock	2	3
Fixed income securities	1,539	3,682
Equity securities	47	35
Derivatives	(14)	(17)
EMA limited partnerships	(1)	1
Investments classified as held for sale	244	--
Unrealized net capital gains and losses, pre-tax	$1,815	$3,701

The unrealized net capital gains for the fixed income portfolio totaled $1.54 billion and comprised $1.93 billion of gross unrealized gains and $392 million of gross unrealized losses as of September 30, 2013.  This is compared to unrealized net capital gains for the fixed income portfolio totaling $3.68 billion, comprised of $4.11 billion of gross unrealized gains and $426 million of gross unrealized losses as of December 31, 2012.

Gross unrealized gains and losses on fixed income securities by type and sector as of September 30, 2013 are provided in the following table.

($ in millions)	Amortized	Gross unrealized
	cost	Gains	Losses	Fair value
Corporate:
Utilities	$4,836	$427	$(44)	$5,219
Banking	1,147	48	(41)	1,154
Consumer goods (cyclical and non-cyclical)	3,951	219	(37)	4,133
Capital goods	2,354	149	(31)	2,472
Basic industry	1,347	53	(30)	1,370
Communications	1,436	80	(25)	1,491
Energy	1,820	108	(21)	1,907
Technology	944	35	(19)	960
Financial services	1,150	73	(10)	1,213
Transportation	1,029	82	(10)	1,101
Other	531	46	(2)	575
Total corporate fixed income portfolio	20,545	1,320	(270)	21,595

U.S. government and agencies	705	110	(1)	814
Municipal	3,184	273	(47)	3,410
Foreign government	726	94	(4)	816
ABS	942	32	(36)	938
RMBS	903	53	(17)	939
CMBS	776	47	(17)	806
Redeemable preferred stock	15	2	--	17
Total fixed income securities	$27,796	$1,931	$(392)	$29,335

The utilities, banking and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2013.  In general, the gross unrealized losses are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

The unrealized net capital gain for the equity portfolio totaled $47 million and comprised $52 million of gross unrealized gains and $5 million of gross unrealized losses as of September 30, 2013.  This is compared to an unrealized net capital gain for the equity portfolio totaling $35 million, comprised of $36 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2012.

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed income securities	$487	$521	$1,477	$1,567
Mortgage loans	91	86	269	256
Equity securities	3	2	8	5
Limited partnership interests	37	11	104	117
Short-term investments	--	1	1	1
Policy loans	12	13	36	39
Other	18	16	50	46
Investment income, before expense	648	650	1,945	2,031
Investment expense	(27)	(29)	(84)	(87)
Net investment income	$621	$621	$1,861	$1,944

Net investment income  in the third quarter of 2013 was comparable to the same period of 2012.  Net investment income decreased 4.3% or $83 million in the first nine months of 2013 compared to the same period of 2012 primarily due to lower average investment balances and lower limited partnership income, partially offset by higher prepayment fee income and litigation proceeds.  Net investment income in the third quarter of 2013 includes $140 million relating to investments classified as held for sale.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Impairment write-downs	$(10)	$(12)	$(28)	$(38)
Change in intent write-downs	(7)	(1)	(15)	(17)
Net other-than-temporary impairment losses recognized in earnings	(17)	(13)	(43)	(55)
Sales	6	(52)	90	(52)
Valuation of derivative instruments	(5)	(3)	(3)	(6)
Settlements of derivative instruments	--	11	17	41
Realized capital gains and losses, pre-tax	(16)	(57)	61	(72)
Income tax benefit (expense)	4	20	(23)	25
Realized capital gains and losses, after-tax	$(12)	$(37)	$38	$(47)

Impairment write-downs, which includes changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed income securities	$(2)	$(9)	$(31)	$(39)
Mortgage loans	(6)	(1)	11	3
Limited partnership interests	(1)	--	(5)	(2)
Other investments	(1)	(2)	(3)	--
Impairment write-downs	$(10)	$(12)	$(28)	$(38)

Impairment write-downs on fixed income securities for the three months and nine months ended September 30, 2013 were primarily driven by CMBS that experienced deterioration in expected cash flows.  The valuation allowance on mortgage loans as of September 30, 2013 decreased compared to December 31, 2012 due to increases in the fair value of the collateral less costs to sell for certain previously impaired loans.

Change in intent write-downs totaling $7 million in the three months ended September 30, 2013 were primarily related to the repositioning and ongoing portfolio management of our equity securities.  Change in intent write-downs totaling $15 million in the nine months ended September 30, 2013 were primarily a result of plans to reduce holdings of ARS backed by student loans and the repositioning and ongoing portfolio management of our equity securities.

Sales generated $6 million and $90 million of net realized capital gains in the three months and nine months ended September 30, 2013, respectively, primarily related to sales of fixed income and equity securities in connection with portfolio repositioning.

Valuation and settlements of derivative instruments generated net realized capital losses of $5 million for the three months ended September 30, 2013, primarily composed of losses on credit default swaps due to the widening of credit spreads on the underlying credit names and losses on foreign currency contracts due to the weakening of the U.S. currency to the foreign currency.  Valuation and settlements of derivative instruments generated net realized capital gains of $14 million for the nine months ended September 30, 2013, primarily composed of gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	September 30, 2013	December 31, 2012
Common stock, retained income and additional capital paid-in	$5,545	$5,680
Accumulated other comprehensive income	1,052	1,633
Total shareholder’s equity	6,597	7,313
Notes due to related parties	286	496
Total capital resources	$6,883	$7,809

Shareholder’s equity decreased in the first nine months of 2013, primarily due to decreased unrealized net capital gains on investments and the net loss.

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

The sale of LBL is expected to generate deployable capital of approximately $1 billion, which will be returned to AIC as allowed by regulatory dividend limitations and approvals.  The $1 billion includes the estimated gain on the sale on a statutory-basis of accounting in the range of approximately $350 million to $400 million and the release of risk-based capital.  Subsequent to the announcement of the planned sale of LBL, the rating agencies initiated reviews of LBL’s ratings and outlook.  Moody’s downgraded LBL from A1 to Baa1 and revised the rating outlook from stable to negative.  Both the rating and outlook will be finalized after the transaction closes.  S&P downgraded LBL from A+ to BBB+ and placed LBL on CreditWatch negative.  Both the rating and CreditWatch will be finalized after the transaction closes.  A.M. Best placed LBL’s rating under review with negative implications, pending a final determination on both the rating and outlook after the transaction closes.  The Moody’s, S&P and A.M. Best ratings and outlook of Allstate Life Insurance Company (“ALIC”) are unaffected by the sale of LBL.

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

Allstate parent company capital capacity The Corporation has at the parent holding company level deployable assets totaling $2.83 billion as of September 30, 2013.  These assets include cash and investments that are generally saleable within one quarter totaling $2.21 billion.  This provides funds for the parent company’s relatively low fixed charges and other corporate purposes.

The Company has access to additional borrowing to support liquidity through the Corporation as follows:

•               A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2013, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The Corporation has the option to extend the expiration of its initial five year term by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders.  In April 2013, the Corporation utilized the option on the first anniversary of the facility and extended the facility by one year making its current expiration April 2018.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 15.8% as of September 30, 2013.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the third quarter and first nine months of 2013.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on April 30, 2012.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 444 million shares of treasury stock as of September 30, 2013), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Dividend limitations  During 2013, ALIC will not be able to pay dividends to AIC without prior IL DOI approval.  ALIC will be able to pay dividends without prior IL DOI approval when its unassigned surplus excluding unrealized appreciation from investments becomes positive.  The sale of LBL is expected to reduce the deficit in the range of approximately $425 million to $475 million.  ALIC also can repurchase its shares and return capital to AIC with the approval of the IL DOI.

Liquidity exposure  Contractholder funds were $23.78 billion as of September 30, 2013.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2013.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,836	16.1%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	6,871	28.9
Market value adjustments (2)	3,354	14.1
Subject to discretionary withdrawal without adjustments (3)	9,718	40.9
Total contractholder funds (4)	$23,779	100.0%

_______________

(1) Includes $3.48 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2) $3.94 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5 or 6 years) during which there is no surrender charge or market value adjustment.

(3) 78% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4) Includes $991 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 15.5% and 10.9% in the third quarter and first nine months of 2013, respectively, compared to the same periods of 2012.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.7% and 10.9% in the first nine months of 2013 and 2012, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

Cash flows  As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating cash flows in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to lower net investment income, partially offset by lower contract benefits paid.

Higher cash provided by investing activities in the first nine months of 2013 compared to the first nine months of 2012 was due to higher investment collections and net transactional activity.

Higher cash used in financing activities in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to a $1.75 billion institutional product maturity.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 1, 2013
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 1, 2013, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

E-1