Form 10-K
period 2013-12-31
ALLSTATE LIFE INSURANCE CO
filed 2014-03-05
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of March 5, 2014, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	3
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Mine Safety Disclosures	11

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	102
Item 9A.	Controls and Procedures	102
Item 9B.	Other Information	102

PART III
Item 10.	Directors, Executive Officers and Corporate Governance *	N/A
Item 11.	Executive Compensation *	N/A
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters *	N/A
Item 13.	Certain Relationships and Related Transactions, and Director Independence *	N/A
Item 14.	Principal Accounting Fees and Services	103

PART IV
Item 15.	Exhibits and Financial Statement Schedules	104
Signatures		108
Financial Statement Schedules		S-1

	* Omitted pursuant to General Instruction I(2) of Form 10-K

Part I

Item 1.  Business

Allstate Life Insurance Company was organized in 1957 as a stock life insurance company under the laws of the State of Illinois.  Allstate Life Insurance Company, together with its subsidiaries, provides life insurance and voluntary accident and health insurance.  It conducts substantially all of its operations directly or through wholly owned United States subsidiaries.  In this document, we refer to Allstate Life Insurance Company as “Allstate Life” or “ALIC” and to Allstate Life and its wholly owned subsidiaries as the “Allstate Life Group” or the “Company”.

Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois.  All of the outstanding stock of Allstate Insurance Company is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware.  In this document, we refer to Allstate Insurance Company as “AIC” and to The Allstate Corporation and its consolidated subsidiaries as “Allstate”, the “Parent Group” or the “Corporation”.  The Allstate Corporation is the largest publicly held personal lines insurer in the United States.  Widely known through the “You’re In Good Hands With Allstate®” slogan, Allstate’s strategy is to reinvent protection and retirement to help individuals in approximately 16 million households protect what they have today and better prepare for tomorrow.  Customers can access Allstate products and services such as auto and homeowners insurance through approximately 11,600 exclusive Allstate agencies and financial representatives in the United States and Canada, as well as through independent agencies, contact centers and the internet.  Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2012 statutory direct premiums earned according to A.M. Best.  In addition, according to A.M. Best, it is the nation’s 17th largest issuer of life insurance business on the basis of 2012 ordinary life insurance in force and 24th largest on the basis of 2012 statutory admitted assets.

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

Products and Distribution

The Allstate Life Group provides life insurance and voluntary accident and health insurance.  Our principal products are interest-sensitive, traditional and variable life insurance.  We sell products through Allstate exclusive agencies and exclusive financial specialists, and workplace enrolling independent agents in New York.  The table below lists our current distribution channels with the associated products and target customers.

Distribution Channels	Proprietary Products	Target Customers
Allstate exclusive agencies and exclusive financial specialists	Term life insurance Whole life insurance Interest-sensitive life insurance Variable life insurance	Middle market (1) and mass affluent consumers (2) with retirement and family financial protection needs
Workplace enrolling independent agents	Workplace life and voluntary accident and health insurance: Interest-sensitive and term life insurance Disability income insurance Cancer, accident and critical illness insurance	Middle market consumers in New York with family financial protection needs employed by small, medium, and large size firms

(1) Consumers with $35,000-$75,000 in household income.

(2) Consumers with greater than $75,000 in household income.

Competition

We compete on a wide variety of factors, including product offerings, brand recognition, financial strength and ratings, prices, distribution and the level of customer service.  The market for life insurance continues to be highly fragmented and competitive.  As of December 31, 2012, there were approximately 420 groups of life insurance companies in the United States, most of which offered one or more similar products.  According to A.M. Best, as of December 31, 2012, the Allstate Life Group is the nation’s 17th largest issuer of life insurance and related business on the basis of 2012 ordinary life insurance in force and 24th largest on the basis of 2012 statutory admitted assets.

Geographic Markets

We sell life insurance throughout the United States and voluntary accident and health insurance in New York.  The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam.

The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Life Group for 2013, based on information contained in statements filed with state insurance departments.  No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

California	13.8%
Texas	8.0
Florida	7.1
New York	6.3

REGULATION

The Allstate Life Group is subject to extensive regulation, primarily at the state level.  The method, extent, and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state agency.  These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency, reserve adequacy, insurance company licensing and examination, agent licensing, policy forms, rate setting, the nature and amount of investments, claims practices, participation in guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, and corporate governance.  Some of these matters are discussed in more detail below.  For a discussion of statutory financial information, see Note 15 of the consolidated financial statements.  For a discussion of regulatory contingencies, see Note 12 of the consolidated financial statements.  Notes 12 and 15 are incorporated in this Part I, Item 1 by reference.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny.  As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in 2010.  Many regulations required pursuant to this law must still be finalized, and we cannot predict what the final regulations will require but do not expect a material impact on the Allstate Life Group’s operations.  Dodd-Frank also created the Federal Insurance Office (“FIO”) within the Treasury Department.  The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council (“FSOC”), represents the U.S. on international insurance matters, and studies the current regulatory system.  FIO submitted a report to Congress in December 2013 addressing how to improve and modernize the system of insurance regulation.  In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation.  We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on the Allstate Life Group.

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

Limitations on Dividends By Insurance Subsidiaries.  Allstate Life may receive dividends from time to time from its subsidiaries.  When received, these dividends represent a source of cash from which Allstate Life may meet some of its obligations.  If a subsidiary is an insurance company, its ability to pay dividends may be restricted by state laws regulating insurance companies.  For additional information regarding those restrictions, see Note 15 of the consolidated financial statements.

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

Changes in underwriting and actual experience could materially affect profitability and financial condition

Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business.  We establish target returns for each product based upon these factors and the average amount of capital that we must hold to support in-force contracts taking into account rating agencies and regulatory requirements.  We monitor and manage our pricing and overall sales mix to achieve target new business returns on a portfolio basis, which could result in the discontinuation or de-emphasis of products and a decline in sales.  Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.  Additionally, many of our products have fixed or guaranteed terms that limit our ability to increase revenues or reduce benefits, including credited interest, once the product has been issued.

Our profitability depends on the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the persistency of policies to ensure recovery of acquisition expenses, the adequacy of investment spreads, the management of market and credit risks associated with investments, and the management of operating costs and expenses within anticipated pricing allowances.  Legislation and regulation of the insurance marketplace and products could also affect our profitability and financial condition.

Changes in reserve estimates may adversely affect our operating results

The reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses.  We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs (“DAC”) may be required that could have a material effect on our operating results.

Changes in market interest rates may lead to a significant decrease in the profitability of spread-based products

Our ability to manage our in-force spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates.  When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread.  Lowering interest crediting rates on some products in such an environment can partially offset decreases in investment yield.  However, these changes could be limited by regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in investment yields.  Increases in market interest rates can have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to increased surrenders at a time when our fixed income investment asset values are lower as a result of the increase in interest rates.  This could lead to the sale of fixed income securities at a loss.  In addition, changes in market interest rates impact the valuation of derivatives embedded in equity-indexed annuity contracts that are not hedged, which could lead to volatility in net income.

Changes in estimates of profitability on interest-sensitive life products may adversely affect our profitability and financial condition through the amortization of DAC

DAC related to interest-sensitive life contracts is amortized in proportion to actual historical gross profits and estimated future gross profits (“EGP”) over the estimated lives of the contracts.  The principal assumptions for determining the amount of EGP are mortality, persistency, expenses, investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of any hedges.  Updates to these assumptions (commonly referred to as “DAC unlocking”) could result in accelerated amortization of DAC and thereby adversely affect our profitability and financial condition.

Reducing our concentration in spread-based business and exiting certain distribution channels may adversely affect reported results

We have been reducing our concentration in spread-based business and will no longer offer fixed annuities effective January 1, 2014.  We also exited the independent master brokerage agencies and structured settlement annuity brokers distribution channels in 2013.  The reduction in sales of these products could negatively impact investment portfolio levels, complicate settlement of contract benefits including forced sales of assets with unrealized capital losses, and affect insurance reserves deficiency testing.

Changes in tax laws may decrease sales and profitability of products and adversely affect our financial condition

Under current federal and state income tax law, certain products we offer, primarily life insurance, receive favorable tax treatment.  This favorable treatment may give certain of our products a competitive advantage over noninsurance products.  Congress and various state legislatures from time to time consider legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance.  Congress and various state legislatures also consider proposals to reduce the taxation of certain products or investments that may compete with life insurance.  Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive.  Such proposals, if adopted, could have a material effect on our profitability and financial condition or ability to sell such products and could result in the surrender of some existing contracts and policies.  In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

We may not be able to mitigate the capital impact associated with statutory reserving requirements, potentially resulting in a need to increase prices, reduce sales of term or universal life products, and/or a return on equity below original levels assumed in pricing

To support statutory reserves for certain term and universal life insurance products with secondary guarantees, we currently utilize reinsurance and capital markets solutions for financing a portion of our statutory reserve requirements deemed to be non-economic.  As we continue to underwrite term and universal life business, we expect to have additional financing needs to mitigate the impact of these reserve requirements.  If we do not obtain additional financing as a result of market conditions or otherwise, this could require us to increase prices, reduce our sales of term or universal life products, and/or result in a return on equity below original levels assumed in pricing.

Risks Relating to Investments

We are subject to market risk and declines in credit quality which may adversely affect investment income and cause realized and unrealized losses

Although we continually reevaluate our investment management strategies, we remain subject to the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates.  Adverse changes in these rates, spreads and prices may occur due to changes in monetary policy and the economic climate, the liquidity of a market or market segment, investor return expectations and/or risk tolerance, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness.  We are also subject to market risk related to investments in real estate, loans and securities collateralized by real estate.  Some of our investment strategies target individual investments with unique risks that are not highly correlated with broad market risks.  Although we expect these investments to increase total portfolio returns over time, their performance may vary from and under-perform relative to the market in some periods.

We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads.  Credit spread is the additional yield on fixed income securities and loans above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  Credit spreads vary (i.e. increase or decrease) in response to the market’s perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies.  Although we have the ability to use derivative financial instruments to manage these risks, the effectiveness of such instruments is subject to the same risks.  Adverse economic conditions or other factors could cause declines in the quality and valuation of our investment portfolio that could result in realized and unrealized losses.

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

Deteriorating financial performance impacting securities collateralized by residential and commercial mortgage loans, collateralized corporate loans, and commercial mortgage loans may lead to write-downs and impact our results of operations and financial condition

Adverse changes in residential or commercial mortgage delinquencies, loss severities or recovery rates, declining residential or commercial real estate prices, corporate loan delinquencies or recovery rates, borrower ability to obtain alternative sources of financing, changes in credit or bond insurer strength ratings and the quality of service provided by service providers on securities in our portfolio could lead us to determine that write-downs are necessary in the future.

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

Risks Relating to the Insurance Industry

Our future growth and profitability are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive

The insurance industry is highly competitive.  Many of our primary insurance competitors have well-established national reputations and market similar products.

Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material effect on our business, operating results or financial condition.  This includes competition for producers such as exclusive agents and their licensed sales professionals.  In the event we are unable to attract and retain these producers or they are unable to attract customers for our products, growth could be materially affected.  Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets.  Our ability to successfully operate may also be impaired if we are not effective in developing the talent and skills of our human resources, attracting and assimilating new executive talent into our organization, or deploying human resource talent consistently with our business goals.

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

There can be no assurance that we can accurately predict the timing and impact of changes in the Federal Reserve’s monetary policy

The Federal Reserve has indicated that it may change its highly accommodative monetary policy as the U.S. economic recovery strengthens and unemployment declines.  There can be no assurance as to the long-term impact such actions will have on the financial markets or on economic conditions, including potential inflationary effects.  Continued volatility and rising interest rates could materially and adversely affect our business, financial condition and results of operations.

Losses from legal and regulatory actions may be material to our operating results, cash flows and financial condition

As is typical for a large company, from time to time we are involved in various legal actions, including class action litigation challenging a range of company practices and coverage provided by our insurance products, some of which involve claims for substantial or indeterminate amounts.  We are also involved in various regulatory actions and inquiries, including market conduct exams by state insurance regulatory agencies.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently accrued and may be material to our operating results or cash flows for a particular quarter or annual period and to our financial condition.

We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth

As insurance companies, broker-dealers, investment advisers and/or investment companies, many of our subsidiaries are subject to extensive laws and regulations.  These laws and regulations are complex and subject to change.  Changes may sometimes lead to additional expenses, increased legal exposure, and additional limits on our ability to grow or to achieve targeted profitability.  Moreover, laws and regulations are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including state insurance regulators; state securities administrators; state attorneys general and federal agencies including the SEC, the FINRA and the U.S. Department of Justice.  Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight.  In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or to improve the profitability of our business.  Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies.  For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products.  In many respects, these laws and regulations limit our ability to grow or to improve the profitability of our business.

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

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty

We have disclosed our estimate of unrecognized tax benefits and the reasonably possible increase or decrease in its balance during the next 12 months in Note 13 of the consolidated financial statements.  However, actual results may differ from our estimate for reasons such as changes in our position on specific issues, developments with respect to the governments’ interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

The failure in cyber or other information security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could result in a loss or disclosure of confidential information, damage to our reputation, additional costs and impairment of our ability to conduct business effectively

We depend heavily upon computer systems to perform necessary business functions.  Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering.  Like other global companies, we have experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions.  Events such as these could jeopardize the confidential, proprietary and other information (including personal information of our customers or employees) processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.  These risks may increase in the future as we continue to expand our internet and mobile strategies and develop additional remote connectivity solutions to serve our customers.

In the event of a disaster such as a natural catastrophe, industrial accident, terrorist attack, war, cyber attack or computer virus, unanticipated problems with our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data.  If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

Third parties to whom we outsource certain of our functions are also subject to the risks outlined above, any one of which may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations and liquidity.

Loss of key vendor relationships or failure of a vendor to protect personal information of our customers or employees could affect our operations

We rely on services and products provided by many vendors in the United States and abroad.  These include, for example, vendors of computer hardware and software.  In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect personal information of our customers or employees, we may suffer operational impairments and financial losses.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our home office is part of the Parent Group’s home office complex in Northbrook, Illinois.  As of December 31, 2013, the Home Office complex consists of several buildings totaling 2.3 million square feet of office space on a 278-acre site.  In addition, the Parent Group operates various administrative, data processing, claims handling and other support facilities.

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

Item 3.  Legal Proceedings

Information required for Item 3 is incorporated by reference to the discussion under the heading “Regulation and Compliance” in Note 12 of the consolidated financial statements.

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

The Company paid a return of capital of $500 million to AIC in 2013.  The Company did not pay dividends or a return of capital in 2012.  For additional information on dividends, including restrictions on the payment of dividends by Allstate Life and its subsidiaries, see the Limitations on Dividends by Insurance Subsidiaries subsection of the “Regulation” section of Item 1. Business of this Form 10-K and the discussion under the heading “Dividend Limitations” in Note 15 of our consolidated financial statements, which are incorporated herein by reference.

Item 6.  Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA
($ in millions)	2013	2012	2011	2010	2009

Consolidated Operating Results
Premiums	$613	$593	$624	$592	$581
Contract charges	1,054	1,029	1,008	991	952
Net investment income	2,485	2,597	2,637	2,760	2,974
Realized capital gains and losses	76	(16)	390	(513)	(420)
Total revenues	4,228	4,203	4,659	3,830	4,087
Net (loss) income	(38)	426	469	(40)	(514)

Consolidated Financial Position
Investments (1)	$37,944	$55,866	$56,277	$59,442	$60,217
Total assets	63,368	70,111	71,119	75,981	78,459
Reserve for life-contingent contract benefits and contractholder funds (1)	35,193	52,751	55,335	59,178	63,106
Notes due to related parties	282	496	700	677	675
Shareholder’s equity	6,070	7,313	6,067	5,319	3,960

(1) As of December 31, 2013, $11.98 billion of investments and $12.84 billion of reserves for life-contingent contract benefits and contractholder funds are classified as held for sale relating to the pending sale of Lincoln Benefit Life Company (see Note 3 of the consolidated financial statements).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we,” “our,” “us,” the “Company” or “ALIC”).  It should be read in conjunction with the 5-year summary of selected financial data, consolidated financial statements and related notes found under Part II. Item 6. and Item 8. contained herein.  We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

The most important factors we monitor to evaluate the financial condition and performance of our company include:

•                  For operations:  benefit and investment spread, asset-liability matching, amortization of deferred policy acquisition costs (“DAC”), expenses, operating income, net income, new business sales, invested assets, and premiums and contract charges.

•                  For investments:  exposure to market risk, credit quality/experience, total return, net investment income, cash flows, realized capital gains and losses, unrealized capital gains and losses, stability of long-term returns, and asset and liability duration.

•                  For financial condition:  liquidity, financial strength ratings, operating leverage, capital position, and return on equity.

Summary of Results:

•                  Net loss was $38 million in 2013 compared to net income of $426 million in 2012 and $469 million in 2011.  The change in 2013 compared to 2012 was primarily due to the estimated loss on disposition related to the pending Lincoln Benefit Life Company sale.  The decrease in 2012 compared to 2011 was primarily due to net realized capital losses in 2012 compared to net realized capital gains in 2011, partially offset by decreased interest credited to contractholder funds and lower amortization of DAC.

•                  Capital management actions during 2013 included a $500 million return of capital to Allstate Insurance Company (“AIC”) and the $200 million repayment of surplus notes to AIC.  Consolidated shareholder’s equity decreased to $6.07 billion as of December 31, 2013 from $7.31 billion as of December 31, 2012.

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

We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly.  Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources.  If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model.  As of December 31, 2013 and 2012, we did not alter fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.

The following table identifies fixed income and equity securities and short-term investments, including those classified as held for sale, as of December 31, 2013 by source of fair value determination.

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$4,709	11.7%
Fair value based on external sources (1)	35,614	88.3
Total	$40,323	100.0%

(1) Includes $2.34 billion that are valued using broker quotes.

For additional detail on fair value measurements, see Note 7 of the consolidated financial statements.

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

For additional detail on investment impairments, see Note 6 of the consolidated financial statements.

Deferred policy acquisition costs amortization  We incur significant costs in connection with acquiring insurance policies and investment contracts.  In accordance with GAAP, costs that are related directly to the successful acquisition of new or renewal insurance policies and investment contracts are deferred and recorded as an asset on the Consolidated Statements of Financial Position.

DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business.  Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy.  The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits.  Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur.  Generally, the amortization periods for these policies approximates the estimated lives of the policies.  The recovery of DAC is dependent upon the future profitability of the business.  We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience.  We aggregate all traditional life insurance products and immediate annuities with life contingencies in the analysis.  In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency.  In 2013, 2012 and 2011, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.

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

Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance.  This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in force and realized capital gains and losses on investments supporting the product liability.  The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss.  If the AGP is greater than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally increase, resulting in a current period decrease to earnings.  The opposite result generally occurs when the AGP is less than the EGP in the period, but the total EGP is unchanged.  However, when DAC amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements.  Negative amortization is only recorded when the increased DAC balance is determined to be recoverable based on facts and circumstances.  Negative amortization was not recorded for certain fixed annuities during 2012 and 2011 periods in which capital losses were realized on their related investment portfolio.  For products whose supporting investments are exposed to capital losses in excess of our expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC amortization may be modified to exclude the excess capital losses.

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

($ in millions)	2013	2012	2011
Investment margin	$(22)	$3	$(3)
Benefit margin	13	33	(6)
Expense margin	27	(2)	18
Net acceleration	$18	$34	$9

In 2013, DAC amortization deceleration for changes in the investment margin component of EGP primarily related to fixed annuities and interest-sensitive life insurance and was due to increased projected investment margins.  The acceleration related to benefit margin was primarily due to interest-sensitive life insurance and was due to an increase in projected mortality.  The acceleration related to expense margin related to interest-sensitive life insurance and was due to an increase in projected expenses.  In 2012, DAC amortization acceleration for changes in the investment margin component of EGP primarily related to fixed annuities and was due to lower projected investment returns.  The acceleration related to benefit margin was primarily due to increased projected mortality on variable life insurance, partially offset by increased projected persistency on interest-sensitive life insurance.  The deceleration related to expense margin related to interest-sensitive life insurance and fixed annuities and was due to a decrease in projected expenses.  In 2011, DAC amortization deceleration related to changes in the investment margin component of EGP primarily related to equity-indexed annuities and was due to an increase in projected investment margins.  The deceleration related to benefit margin was primarily due to increased projected persistency on interest-sensitive life insurance.  The acceleration related to expense margin primarily related to interest-sensitive life insurance and was due to an increase in projected expenses.

The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2013.

($ in millions)	Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$77
Decrease in future investment margins of 25 basis points	$(86)

Decrease in future life mortality by 1%	$17
Increase in future life mortality by 1%	$(18)

Any potential changes in assumptions discussed above are measured without consideration of correlation among assumptions.  Therefore, it would be inappropriate to add them together in an attempt to estimate overall variability in amortization.

For additional detail related to DAC, see the Operations section of this document.

Reserve for life-contingent contract benefits estimation  Due to the long term nature of traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, benefits are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums.  Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under these insurance policies.  These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration.  Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields.  Mortality, morbidity and policy termination assumptions are based on our experience and industry experience.  Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.  These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period.  However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material effect on our operating results and financial condition.  We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience.  In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.  In 2013, 2012 and 2011, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.  We will continue to monitor the experience of our traditional life insurance and immediate annuities.  We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC.

For further detail on the reserve for life-contingent contract benefits, see Note 9 of the consolidated financial statements.

2013 HIGHLIGHTS

•	Net loss was $38 million in 2013 compared to net income of $426 million in 2012.
•

Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $1.61 billion in 2013, an increase of 3.4% from $1.56 billion in 2012.

•

Investments totaled $37.94 billion as of December 31, 2013, reflecting a decrease of $17.92 billion from $55.87 billion as of December 31, 2012. Investments classified as held for sale totaled $11.98 billion as of December 31, 2013. Net investment income decreased 4.3% to $2.49 billion in 2013 from $2.60 billion in 2012.

•	Net realized capital gains totaled $76 million in 2013 compared to net realized capital losses of $16 million in 2012.
•	During 2013, loss on disposition of $521 million, after-tax, was recorded relating to the pending sale of Lincoln Benefit Life Company.
•

Contractholder funds totaled $23.60 billion as of December 31, 2013, reflecting a decrease of $15.03 billion from $38.63 billion as of December 31, 2012. Contractholder funds classified as held for sale totaled $10.95 billion as of December 31, 2013.

IMPACT OF LOW INTEREST RATE ENVIRONMENT

Despite the increase in interest rates during 2013, our current reinvestment yields are generally lower than the overall portfolio income yield, primarily for our investments in fixed income securities and commercial mortgage loans.  At the December 2013 meeting, the Federal Reserve Board announced its decision to reduce the amount of its purchases of both longer-term Treasury and agency mortgage-backed securities in the open market.  The Federal Open Market Committee also reaffirmed its view that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the asset purchase program ends and the economic recovery strengthens and stated that it now anticipates that it likely will be appropriate to maintain the current target range for the federal funds rate well past the time that the unemployment rate declines below 6.5 percent, especially if projected inflation continues to run below the Committee’s 2 percent longer-run goal.  We anticipate that interest rates will continue to increase but remain below historic averages and the portfolio income yield for some period.  We also expect capital markets to remain volatile.

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

The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2013 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum.  Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, and institutional products totaling $6.39 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds

Annuities with annual crediting rate resets	2.89%	2.89%	$ 6,628
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.01	4.18	1,227
Resettable after 12 months	1.26	3.46	2,479
Interest-sensitive life insurance	3.99	4.14	6,884

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

We expect approximately 4.4% of the amortized cost of fixed income securities not subject to prepayment and approximately 7.8% of commercial mortgage loans to mature in 2014.  We have $24.94 billion of such fixed income securities and $4.17 billion of such commercial mortgage loans as of December 31, 2013.  Additionally, for asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $1.40 billion in 2013.  To the extent portfolio cash flows are reinvested, the average pre-tax investment yield of 5.6% is expected to decline due to lower market yields.  These amounts exclude assets classified as held for sale.

In order to mitigate the unfavorable impact that the current interest rate environment has on investment results, we are:

•     Shifting the portfolio mix to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance including equities and real estate.

•                  Investing to the specific needs and characteristics of our business.

These topics are discussed in more detail in the respective sections of the MD&A.

OPERATIONS

Overview and strategy  We sell life insurance and voluntary employee benefits products.  We serve our customers through Allstate exclusive agencies and exclusive financial specialists, and workplace distribution.  We bring value to our ultimate parent, the Corporation in three principal ways: through profitable growth, by bringing new customers to Allstate, and by improving the economics of the Corporation through increased customer loyalty and stronger customer relationships based on cross selling our products to existing customers.  Our strategy is focused on expanding Allstate customer relationships, growing the number of products delivered to customers through Allstate exclusive agencies, improving returns on our in-force annuity products, and emphasizing capital efficiency and shareholder returns.

On July 17, 2013, we announced our plans to exit the independent master brokerage agencies distribution channel.  In connection with this announcement, we entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company, LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business for $600 million subject to certain adjustments as of the closing date.  The transaction is subject to regulatory approvals and other customary closing conditions.  We expect the closing to occur in April 2014.  The estimated loss on disposition of $521 million, after-tax, was recorded in 2013.  The business being sold had $341 million of premiums and contract charges in 2013.  Effective July 18, 2013, we no longer offer any products through the independent master brokerage agency distribution channel.

The principal products we currently offer include interest-sensitive, traditional and variable life insurance.  These products are sold through Allstate exclusive agencies and exclusive financial specialists.  We also offer voluntary accident and health insurance through workplace enrolling independent agents in New York.  Effective January 1, 2014, we no longer offer fixed annuities such as deferred and immediate annuities.  We are planning to outsource the administration of our annuity business to a third party administration company by the end of 2014.  Institutional products consisting of funding agreements sold to unaffiliated trusts that use them to back medium-term notes were previously offered and $85 million remain outstanding as of December 31, 2013.

Based upon Allstate’s strong financial position and brand, we have a unique opportunity to cross-sell our products to meet the needs of more Allstate customers.  We will enhance trusted customer relationships established through Allstate exclusive agencies to serve those who are looking for assistance in meeting their protection and retirement needs by providing them with information, products and services.  To further strengthen our value proposition to Allstate exclusive agencies and drive further engagement in selling our products, the agent compensation structure incorporates sales of our products.

Our in-force deferred and immediate annuity business has been adversely impacted by the credit cycle and historically low interest rate environment.  Our immediate annuity business has also been impacted by medical advancements that have resulted in annuitants living longer than anticipated when many of these contracts were originated.  We have reduced the level of legacy deferred annuities in force and proactively manage annuity crediting rates to improve the profitability of the business.  The pending LBL sale will further reduce the level of deferred annuities in force.  We are managing the investment portfolio supporting our immediate annuities to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business.  We are increasing investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance including equities and real estate to more appropriately match investment duration with these long-term liabilities.

Outlook

•                  Our growth initiatives continue to focus on increasing the number of customers served through the Allstate agency channel.

•                  We continue to focus on improving returns on our in-force deferred and immediate annuity products.

•                  We plan to accelerate growth of premiums and contract charges by offering a broad range of products to meet our customers’ needs.  The solutions we offer to meet customer life and retirement needs will include underwritten insurance products as well as third-party solutions where we choose not to offer certain products.

•                We expect lower investment spread due to reduced contractholder funds, the continuing low interest rate environment and changes in asset allocations.  The amount by which the low interest rate environment will reduce our investment spread is contingent on our ability to maintain the portfolio yield and lower interest crediting rates on spread-based products, which could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees, and may not match the timing or magnitude of changes in asset yields.  We also anticipate changing our asset allocation for long-term immediate annuities to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance including equities and real estate.  This shift could result in lower and more volatile investment income; however, we anticipate that this strategy will lead to higher total returns on shareholder’s equity.

•                  Shareholder’s equity may increase as there may be limitations on the amount of dividends we can pay without prior approval by our insurance department.

•                  We continue to review our strategic options to reduce our exposure and improve returns of the spread-based businesses.  As a result, we may take additional operational and financial actions that offer return improvement and risk reduction opportunities.

Summary analysis   Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2013	2012	2011
Revenues
Premiums	$613	$593	$624
Contract charges	1,054	1,029	1,008
Net investment income	2,485	2,597	2,637
Realized capital gains and losses	76	(16)	390
Total revenues	4,228	4,203	4,659

Costs and expenses
Contract benefits	(1,606)	(1,521)	(1,502)
Interest credited to contractholder funds	(1,251)	(1,289)	(1,608)
Amortization of DAC	(240)	(324)	(430)
Operating costs and expenses	(434)	(437)	(394)
Restructuring and related charges	(6)	--	(1)
Interest expense	(23)	(45)	(45)
Total costs and expenses	(3,560)	(3,616)	(3,980)

(Loss) gain on disposition of operations	(687)	18	15
Income tax expense	(19)	(179)	(225)
Net (loss) income	$(38)	$426	$469

Net loss was $38 million in 2013 compared to net income of $426 million in 2012.  The change was primarily due to the estimated loss on disposition related to the pending LBL sale, lower net investment income and higher contract benefits, partially offset by net realized capital gains in 2013 compared to net realized capital losses in 2012 and decreased amortization of DAC.

Net income in 2012 was $426 million compared to $469 million in 2011.  The decrease was primarily due to net realized capital losses in 2012 compared to net realized capital gains in 2011, partially offset by decreased interest credited to contractholder funds and lower amortization of DAC.

Analysis of revenues   Total revenues increased 0.6% or $25 million in 2013 compared to 2012, primarily due to net realized capital gains in 2013 compared to net realized capital losses in 2012 and higher premiums and contract charges, partially offset by lower net investment income.  Total revenues decreased 9.8% or $456 million in 2012 compared to 2011 due to net realized capital losses in 2012 compared to net realized capital gains in 2011 and lower net investment income.

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

The following table summarizes premiums and contract charges by product for the years ended December 31.

($ in millions)	2013	2012	2011
Underwritten products
Traditional life insurance premiums	$471	$449	$420
Accident and health insurance premiums	105	99	98
Interest-sensitive life insurance contract charges	1,036	1,011	975
Subtotal	1,612	1,559	1,493

Annuities
Immediate annuities with life contingencies premiums	37	45	106
Other fixed annuity contract charges	18	18	33
Subtotal	55	63	139

Premiums and contract charges (1)	$1,667	$1,622	$1,632

(1) Contract charges related to the cost of insurance totaled $714 million, $685 million and $648 million in 2013, 2012 and 2011, respectively.

Total premiums and contract charges increased 2.8% in 2013 compared to 2012, primarily due to higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders and growth of insurance in force, and increased traditional life insurance premiums due to lower reinsurance premiums ceded and higher sales and renewals through Allstate agencies, partially offset by lower sales of immediate annuities with life contingencies.  Effective March 22, 2013, we no longer offer structured settlement annuities.  We continue to service the in-force structured settlement contracts.

Total premiums and contract charges decreased 0.6% in 2012 compared to 2011, primarily due to lower sales of immediate annuities with life contingencies, partially offset by higher contract charges on interest-sensitive life insurance products primarily resulting from the aging of our policyholders and lower reinsurance ceded, and increased traditional life insurance premiums due to lower reinsurance ceded and higher sales through Allstate agencies.

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

($ in millions)	2013	2012	2011
Contractholder funds, beginning balance	$38,634	$41,669	$46,458

Deposits
Fixed annuities	1,062	927	666
Interest-sensitive life insurance	1,276	1,253	1,203
Total deposits	2,338	2,180	1,869

Interest credited	1,268	1,296	1,592

Benefits, withdrawals, maturities and other adjustments
Benefits	(1,521)	(1,454)	(1,454)
Surrenders and partial withdrawals	(3,279)	(3,969)	(4,908)
Maturities of and interest payments on institutional products	(1,799)	(138)	(867)
Contract charges	(1,032)	(995)	(962)
Net transfers from separate accounts	12	11	12
Fair value hedge adjustments for institutional products	--	--	(34)
Other adjustments (1)	(72)	34	(37)
Total benefits, withdrawals, maturities and other adjustments	(7,691)	(6,511)	(8,250)

Contractholder funds classified as held for sale	(10,945)	--	--

Contractholder funds, ending balance	$23,604	$38,634	$41,669

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

Contractholder funds decreased 38.9%, 7.3% and 10.3% in 2013, 2012 and 2011, respectively.  The decrease in 2013 reflects the reclassification of contractholder funds held for sale relating to the pending LBL sale.  Contractholder funds including those classified as held for sale decreased 10.6% in 2013, reflecting a large institutional product maturity in 2013 and our continuing strategy to reduce our concentration in spread-based products.  Average contractholder funds decreased 22.5% in 2013 compared to 2012 and 8.9% in 2012 compared to 2011.

Contractholder deposits increased 7.2% in 2013 compared to 2012, primarily due to increased fixed annuity deposits driven by the new equity-indexed annuity products and higher deposits on immediate annuities, as well as higher deposits on interest-sensitive life insurance.  Contractholder deposits increased 16.6% in 2012 compared to 2011, primarily due to increased fixed annuity deposits driven by new equity-indexed annuity products launched in second quarter 2012.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 17.4% to $3.28 billion in 2013 from $3.97 billion in 2012.  Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 19.1% to $3.97 billion in 2012 from $4.91 billion in 2011.  2011 had elevated surrenders on fixed annuities resulting from crediting rate actions and a large number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge.  The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.4% in 2013 compared to 11.5% in 2012 and 12.7% in 2011.

Maturities of and interest payments on institutional products in 2013 include a $1.75 billion maturity.  There are $85 million of institutional products outstanding as of December 31, 2013.  Maturities of and interest payments on institutional products decreased to $138 million in 2012 from $867 million in 2011, reflecting differences in the timing and magnitude of maturities.

Analysis of costs and expenses   Total costs and expenses decreased 1.5% or $56 million in 2013 compared to 2012, primarily due to lower amortization of DAC and lower interest credited to contractholder funds, partially offset by higher contract benefits.  Total costs and expenses decreased 9.1% or $364 million in 2012 compared to 2011, primarily due to lower interest credited to contractholder funds and amortization of DAC.

Contract benefits increased 5.6% or $85 million in 2013 compared to 2012, primarily due to an increase in reserves for secondary guarantees on interest-sensitive life insurance and worse mortality experience on life insurance.  Our 2013 annual review of assumptions resulted in a $37 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher concentration of and increased projected exposure to secondary guarantees.

Contract benefits increased 1.3% or $19 million in 2012 compared to 2011, primarily due to worse mortality experience on life insurance, partially offset by lower sales of immediate annuities with life contingencies and the reduction in reserves for secondary guarantees on interest-sensitive life insurance.  Our 2012 annual review of assumptions resulted in a $13 million decrease in the reserves for secondary guarantees on interest-sensitive life insurance due to favorable projected mortality.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $527 million, $538 million and $541 million in 2013, 2012 and 2011, respectively.

The benefit spread by product group for the years ended December 31 is disclosed in the following table.

($ in millions)	2013	2012	2011
Life insurance	$310	$334	$342
Accident and health insurance	15	27	24
Annuities	(77)	(66)	(55)
Total benefit spread	$248	$295	$311

Benefit spread decreased 15.9% or $47 million in 2013 compared to 2012, primarily due to the increase in reserves for secondary guarantees on interest-sensitive life insurance and worse mortality experience on life insurance and annuities, partially offset by higher cost of insurance contract charges on interest-sensitive life insurance.

Benefit spread decreased 5.1% or $16 million in 2012 compared to 2011, primarily due to worse mortality experience on life insurance and annuities, partially offset by lower reinsurance premiums ceded on life insurance, higher cost of insurance contract charges on interest-sensitive life insurance and the reduction in reserves for secondary guarantees on interest-sensitive life insurance.

Interest credited to contractholder funds decreased 2.9% or $38 million in 2013 compared to 2012, primarily due to lower average contractholder funds and lower interest crediting rates, partially offset by the valuation change on derivatives embedded in equity-indexed annuity contracts that reduced interest credited expense in 2012.  Interest credited to contractholder funds decreased 19.8% or $319 million in 2012 compared to 2011, primarily due to the valuation change on derivatives embedded in equity-indexed annuity contracts that reduced interest credited expense, lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $24 million in 2013 compared to a $126 million decrease in 2012 and an $18 million increase in 2011.  During third quarter 2012, we reviewed the significant valuation inputs for these embedded derivatives and reduced the projected option cost to reflect management’s current and anticipated crediting rate setting actions, which were informed by the existing and projected low interest rate environment and are consistent with our strategy to reduce exposure to spread-based business.  The reduction in projected interest rates resulted in a reduction of contractholder funds and interest credited expense by $169 million in 2012.

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

The investment spread by product group for the years ended December 31 is shown in the following table.

($ in millions)	2013	2012	2011
Annuities and institutional products	$338	$290	$188
Life insurance	107	86	59
Accident and health insurance	14	14	8
Net investment income on investments supporting capital	272	254	251
Investment spread before valuation changes on embedded derivatives that are not hedged	731	644	506
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(24)	126	(18)
Total investment spread	$707	$770	$488

Investment spread before valuation changes on embedded derivatives that are not hedged increased 13.5% or $87 million in 2013 compared to 2012, primarily due to lower crediting rates, higher prepayment fee income and litigation proceeds and higher limited partnership income, partially offset by the continued managed reduction in our spread-based business in force.  Investment spread before valuation changes on embedded derivatives that are not hedged increased 27.3% or $138 million in 2012 compared to 2011 due to income from limited partnerships and lower crediting rates, partially offset by lower yields on fixed income securities and the continued managed reduction in our spread-based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.  For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale are included.

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Interest-sensitive life insurance	5.3%	5.3%	5.4%	3.9%	4.0%	4.2%	1.4%	1.3%	1.2%
Deferred fixed annuities and institutional products	4.5	4.6	4.6	2.9	3.2	3.3	1.6	1.4	1.3
Immediate fixed annuities with and without life contingencies	6.9	6.9	6.3	6.0	6.1	6.2	0.9	0.8	0.1
Investments supporting capital, traditional life and other products	4.1	4.1	4.0	n/a	n/a	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	2013	2012	2011
Immediate fixed annuities with life contingencies	$8,924	$8,885	$8,827
Other life contingent contracts and other	2,665	5,232	4,839
Reserve for life-contingent contract benefits	$11,589	$14,117	$13,666

Interest-sensitive life insurance	$7,104	$10,356	$10,195
Deferred fixed annuities	12,499	22,038	25,198
Immediate fixed annuities without life contingencies	3,673	3,813	3,819
Institutional products	85	1,851	1,891
Other	243	576	566
Contractholder funds	$23,604	$38,634	$41,669

Traditional life insurance	$570	$--	$--
Accident and health insurance	1,324	--	--
Interest-sensitive life insurance	3,529	--	--
Deferred fixed annuities	7,416	--	--
Liabilities held for sale	$12,839	$--	$--

Amortization of DAC decreased 25.9% or $84 million in 2013 compared to 2012 and 24.7% or $106 million in 2012 compared to 2011.  The components of amortization of DAC for the years ended December 31 are summarized in the following table.

($ in millions)	2013	2012	2011
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$215	$233	$265
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	7	57	156
Amortization acceleration for changes in assumptions (“DAC unlocking”)	18	34	9
Total amortization of DAC	$240	$324	$430

(1)     The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease in DAC amortization in 2013 compared to 2012 was primarily due to the absence of amortization on a large fixed annuity block that became fully amortized in 2012, lower amortization relating to valuation changes on derivatives embedded in equity-indexed annuity contracts due to a large valuation change in 2012, lower amortization on interest-sensitive life insurance resulting from decreased benefit spread, and lower amortization acceleration for changes in assumptions.  Amortization relating to valuation changes on derivatives embedded in equity-indexed annuity contracts was $1 million in 2013 compared to $25 million in 2012.

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

Our annual comprehensive review of the profitability of our products to determine DAC balances for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines.  In 2013, the review resulted in an acceleration of DAC amortization (charge to income) of $18 million.  Amortization acceleration of $33 million related to interest-sensitive life insurance and was primarily due to an increase in projected mortality and expenses, partially offset by increased projected investment margins.  Amortization deceleration of $12 million related to fixed annuities and was primarily due to an increase in projected investment margins.  Amortization deceleration of $3 million related to variable life insurance.

In 2012, the review resulted in an acceleration of DAC amortization of $34 million.  Amortization acceleration of $38 million related to variable life insurance and was primarily due to an increase in projected mortality.  Amortization acceleration of $4 million related to fixed annuities and was primarily due to lower projected investment returns.  Amortization deceleration of $8 million related to interest-sensitive life insurance and was primarily due to an increase in projected persistency.

In 2011, the review resulted in an acceleration of DAC amortization of $9 million.  Amortization acceleration of $15 million related to interest-sensitive life insurance and was primarily due to an increase in projected expenses.  Amortization deceleration of $6 million related to equity-indexed annuities and was primarily due to an increase in projected investment margins.

The changes in DAC for the years ended December 31 are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest- sensitive life insurance		Fixed annuities		Total
	2013	2012	2013	2012	2013	2012	2013	2012

Beginning balance	$410	$384	$1,399	$1,572	$25	$209	$1,834	$2,165
Acquisition costs deferred	76	65	154	172	24	25	254	262
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions (1)	(44)	(39)	(158)	(169)	(13)	(25)	(215)	(233)
Amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged (1)	--	--	(6)	(18)	(1)	(39)	(7)	(57)
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”) (1)	--	--	(30)	(30)	12	(4)	(18)	(34)
Effect of unrealized capital gains and losses (2)	--	--	198	(128)	28	(141)	226	(269)
DAC classified as held for sale	(13)	--	(700)	--	(30)	--	(743)	--
Ending balance	$429	$410	$857	$1,399	$45	$25	$1,331	$1,834

(1) Included as a component of amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.

(2)   Represents the change in the DAC adjustment for unrealized capital gains and losses.  The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized

Operating costs and expenses decreased 0.7% or $3 million in 2013 compared to 2012 and increased 10.9% or $43 million in 2012 compared to 2011.  The following table summarizes operating costs and expenses for the years ended December 31.

($ in millions)	2013	2012	2011
Non-deferrable commissions	$27	$33	$39
General and administrative expenses	363	370	313
Taxes and licenses	44	34	42
Total operating costs and expenses	$434	$437	$394

Restructuring and related charges	$6	$--	$1

General and administrative expenses decreased 1.9% or $7 million in 2013 compared to 2012, primarily due to lower employee related expenses and proceeds received from a litigation settlement.

General and administrative expenses increased 18.2% or $57 million in 2012 compared to 2011, primarily due to higher employee related expenses, lower reinsurance expense allowances and increased marketing costs, partially offset by a charge in 2011 related to the liquidation plan for Executive Life Insurance Company of New York.

Loss on disposition of $687 million in 2013 includes the estimated $698 million loss relating to the pending LBL sale.  Gain on disposition of $18 million in 2012 relates to the amortization of the deferred gain from the disposition through reinsurance of substantially all of our variable annuity business in 2006, and the sale of Surety Life Insurance Company, which was not used for new business, in third quarter 2012.

Reinsurance ceded               We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses.  In addition, we have used reinsurance to effect the acquisition or disposition of certain blocks of business.  We retain primary liability as a direct insurer for all risks ceded to reinsurers.  As of December 31, 2013 and 2012, 36% and 39%, respectively, of our face amount of life insurance in force was reinsured.  Additionally, we ceded substantially all of the risk associated with our variable annuity business.

Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	Standard & Poor’s financial strength rating (4)	Reinsurance recoverable on paid and unpaid benefits
		2013	2012
Prudential Insurance Company of America	AA-	$1,510	$1,691
RGA Reinsurance Company	AA-	302	359
Swiss Re Life and Health America, Inc. (1)	AA-	185	216
Paul Revere Life Insurance Company	A	121	127
Munich American Reassurance	AA-	108	131
Scottish Re Group	N/A	104	131
Transamerica Life Group	AA-	88	447
Manulife Insurance Company	AA-	59	62
Triton Insurance Company	N/A	54	55
Security Life of Denver	A-	48	83
American Health & Life Insurance Co.	N/A	44	45
Lincoln National Life Insurance	AA-	39	60
SCOR Global Life	A+	21	19
Employers Reassurance Corporation	A+	15	1,059
Other (2)		56	85
Total (3)		$2,754	$4,570

(1)           The Company has extensive reinsurance contracts directly with Swiss Re and its affiliates and indirectly through Swiss Re’s acquisition of other companies with whom we had reinsurance or retrocession contracts.

(2)           As of December 31, 2013 and 2012, the other category includes $39 million and $68 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor’s (“S&P”).

(3) Reinsurance recoverables classified as held for sale were $1.66 billion as of December 31, 2013.
(4) N/A reflects no rating available.

We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed.  No amounts have been deemed unrecoverable in the three-years ended December 31, 2013.

INVESTMENTS 2013 HIGHLIGHTS

•     Investments totaled $37.94 billion as of December 31, 2013, decreasing from $55.87 billion as of December 31, 2012.  Investments classified as held for sale totaled $11.98 billion as of December 31, 2013.

•      Unrealized net capital gains totaled $1.59 billion as of December 31, 2013, decreasing from $3.70 billion as of December 31, 2012.

•      Net investment income was $2.49 billion in 2013, a decrease of 4.31% from $2.60 billion in 2012.

•      Net realized capital gains were $76 million in 2013 compared to net realized capital losses of $16 million in 2012.

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

Investments outlook

Although interest rates rose in 2013, we anticipate that they may remain below historic averages for an extended period of time and that financial markets will continue to have periods of high volatility.  Invested assets and income are expected to decline in line with reductions in contractholder funds, including $11.98 billion of investments classified as held for sale as of December 31, 2013 related to the pending sale of Lincoln Benefit Life.  Additionally, income will decline as we continue to invest and reinvest proceeds at market yields that are below the current portfolio yield.  We plan to focus on the following priorities:

•                  Shifting the portfolio mix to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance including equities and real estate.

•                  Investing to the specific needs and characteristics of our business.

Portfolio composition   The composition of the investment portfolio as of December 31, 2013 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$28,756	75.8%
Mortgage loans	4,173	11.0
Equity securities (2)	650	1.7
Limited partnership interests (3)	2,064	5.4
Short-term investments (4)	590	1.6
Policy loans	623	1.6
Other	1,088	2.9
Total	$37,944	100.0%

(1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $27.43 billion.
(2) Equity securities are carried at fair value. Cost basis for these securities was $565 million.
(3) We have commitments to invest in additional limited partnership interests totaling $1.37 billion.
(4) Short-term investments are carried at fair value. Amortized cost basis for these investments was $590 million.

Total investments decreased to $37.94 billion as of December 31, 2013, from $55.87 billion as of December 31, 2012, primarily due to the reclassification of investments relating to LBL to assets held for sale.  Total investments including those classified as held for sale were $49.93 billion as of December 31, 2013, a decrease of $5.94 billion from December 31, 2012, reflecting net reductions in contractholder funds and lower fixed income valuations.  The decline in valuation of fixed income securities during 2013 was primarily due to increasing risk-free interest rates.

During 2013, strategic actions focused on optimizing portfolio yield, return and risk in the low interest rate environment.  We increased our investment in intermediate term corporate fixed income securities and reduced our investments in ARS through dispositions.  The carrying value of RMBS and CMBS declined due to the receipt of principal payments during the year.  We also increased our equity investments and limited partnership interests, consistent with our strategy to have a greater proportion of ownership of assets.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of December 31, 2013	Percent to total investments	Fair value as of December 31, 2012	Percent to total investments
U.S. government and agencies	$766	2.0%	$2,379	4.3%
Municipal	3,304	8.7	4,704	8.4
Corporate	21,316	56.2	31,531	56.5
Foreign government	792	2.1	1,180	2.1
ABS	1,007	2.7	1,865	3.3
RMBS	790	2.1	1,791	3.2
CMBS	764	2.0	1,408	2.5
Redeemable preferred stock	17	--	18	--
Total fixed income securities	$28,756	75.8%	$44,876	80.3%

As of December 31, 2013, 90.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of December 31, 2013.

($ in millions)	Aaa		Aa		A
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$766	$88	$--	$--	$--	$--

Municipal	195	5	1,916	133	941	53

Corporate
Public	358	8	1,012	43	5,293	255
Privately placed	268	3	588	42	2,124	158

Foreign government	389	61	111	2	103	6

ABS
Collateralized debt obligations (“CDO”)	93	2	294	(1)	183	(6)
Consumer and other asset-backed securities (“Consumer and other ABS”)	263	4	23	1	40	2

RMBS
U.S. government sponsored entities (“U.S. Agency”)	231	13	--	--	--	--
Prime residential mortgage-backed securities (“Prime”)	14	--	8	--	16	1
Alt-A residential mortgage-backed securities (“Alt-A”)	--	--	--	--	3	--
Subprime residential mortgage-backed securities (“Subprime”)	6	--	--	--	6	--

CMBS	304	12	50	3	82	5

Redeemable preferred stock	--	--	--	--	--	--

Total fixed income securities	$2,887	$196	$4,002	$223	$8,791	$474

	Baa		Ba or lower		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$--	$--	$--	$--	$766	$88

Municipal	207	(18)	45	(4)	3,304	169

Corporate
Public	6,286	229	1,410	29	14,359	564
Privately placed	3,316	143	661	9	6,957	355

Foreign government	189	8	--	--	792	77

ABS
CDO	5	--	73	(7)	648	(12)
Consumer and other ABS	26	2	7	(1)	359	8

RMBS
U.S. Agency	--	--	--	--	231	13
Prime	51	--	140	19	229	20
Alt-A	11	--	172	8	186	8
Subprime	--	--	132	(3)	144	(3)

CMBS	80	3	248	17	764	40

Redeemable preferred stock	16	2	1	--	17	2

Total fixed income securities	$10,187	$369	$2,889	$67	$28,756	$1,329

Municipal bonds totaled $3.30 billion as of December 31, 2013 with an unrealized net capital gain of $169 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $56 million of pre-refunded bonds, as of December 31, 2013.

($ in millions) State	State general obligation	Local general obligation	Revenue (1)	Fair value	Amortized cost	Average credit rating
California	$71	$171	$276	$518	$507	A
Texas	--	271	168	439	413	Aa
Oregon	--	153	23	176	159	Aa
New Jersey	99	15	53	167	153	A
New York	10	--	156	166	161	Aa
Illinois	--	50	116	166	162	Aa
Michigan	78	--	68	146	134	Aa
Ohio	--	38	89	127	119	Aa
Florida	26	38	56	120	113	Aa
Washington	--	--	98	98	91	Aa
All others	183	187	755	1,125	1,071	A
Total	$467	$923	$1,858	$3,248	$3,083	Aa

(1)      The nature of the activities supporting revenue bonds is highly diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor.  We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments.  As a result of downgrades in the insurers’ credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor.  As of December 31, 2013, 99.3% of our insured municipal bond portfolio is rated investment grade.

Corporate bonds, including publicly traded and privately placed, totaled $21.32 billion as of December 31, 2013, with an unrealized net capital gain of $919 million.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

Our $6.96 billion portfolio of privately placed securities is broadly diversified by issuer, industry sector and country.  The portfolio is made up of 395 issuers.  Privately placed corporate obligations contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities.  Additionally, investments in these securities are made after due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities.  Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position.  Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.

Foreign government securities totaled $792 million as of December 31, 2013, with 100% rated investment grade and an unrealized net capital gain of $77 million.  Of these securities, 47.4% are backed by the U.S. government, 15.1% are in Canadian governmental and provincial securities, and the remaining 37.5% are highly diversified in other foreign governments.

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

ABS, including CDO and Consumer and other ABS, totaled $1.01 billion as of December 31, 2013, with 92.1% rated investment grade and an unrealized net capital loss of $4 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

CDO totaled $648 million as of December 31, 2013, with 88.7% rated investment grade and an unrealized net capital loss of $12 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.

Consumer and other ABS totaled $359 million as of December 31, 2013, with 98.1% rated investment grade.  Consumer and other ABS consists of $50 million of consumer auto and $309 million of other ABS with unrealized net capital gains of zero and $8 million, respectively.

RMBS totaled $790 million as of December 31, 2013, with 43.8% rated investment grade and an unrealized net capital gain of $38 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.  The non-agency portfolio totaled $559 million as of December 31, 2013, with 20.6% rated investment grade and an unrealized net capital gain of $25 million.

CMBS totaled $764 million as of December 31, 2013, with 67.5% rated investment grade and an unrealized net capital gain of $40 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 99.4% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

Mortgage loans Our mortgage loan portfolio totaled $4.17 billion as of December 31, 2013 and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 6 of the consolidated financial statements.

Equity securities Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments.  The equity securities portfolio was $650 million as of December 31, 2013 with an unrealized net capital gain of $85 million.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, tax credit funds and other funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of December 31, 2013.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Tax credit funds	Other funds	Total
Cost method of accounting (“Cost”)	$482	$123	$--	$--	$605
Equity method of accounting (“EMA”)	839	282	309	29	1,459
Total	$1,321	$405	$309	$29	$2,064

Number of managers	106	29	11	1
Number of individual funds	178	54	20	1
Largest exposure to single fund	$64	$35	$26	$29

(1) Includes $273 million of infrastructure and real asset funds.

The following tables show the earnings from our limited partnership interests by fund type and accounting classification for the years ended December 31.

($ in millions)	2013				2012
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$89	$57	$146	$(8)	$52	$88	$140	$(1)
Real estate funds	13	29	42	(1)	3	31	34	(2)
Tax credit funds	--	(18)	(18)	--	--	(14)	(14)	--
Other funds	--	5	5	--	--	(1)	(1)	--
Total	$102	$73	$175	$(9)	$55	$104	$159	$(3)

Limited partnership interests produced income, excluding impairment write-downs, of $175 million in 2013 compared to $159 million in 2012.  Higher cost method limited partnership income resulted from an increase in earnings distributed by the partnerships.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on private equity/debt funds, real estate funds and tax credit funds are generally on a three month delay and the income recognition on other funds is primarily on a one month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Short-term investments Our short-term investment portfolio was $590 million as of December 31, 2013.

Policy loans Our policy loan balance was $623 million as of December 31, 2013.  Policy loans are carried at unpaid principal balances.

Other investments        Our other investments as of December 31, 2013 primarily comprise $341 million of agent loans, $160 million of bank loans, $275 million of notes due from related party and $266 million of certain derivatives.  For further detail on our use of derivatives, see Note 8 of the consolidated financial statements.

Unrealized net capital gains totaled $1.59 billion as of December 31, 2013 compared to $3.70 billion as of December 31, 2012.  The decline was primarily due to increasing risk-free interest rates.  The following table presents unrealized net capital gains and losses as of December 31.

($ in millions)	2013	2012
U.S. government and agencies	$88	$242
Municipal	169	551
Corporate	919	2,783
Foreign government	77	163
ABS	(4)	(56)
RMBS	38	13
CMBS	40	(17)
Redeemable preferred stock	2	3
Fixed income securities	1,329	3,682
Equity securities	85	35
Derivatives	(13)	(17)
EMA limited partnerships	(2)	1
Investments classified as held for sale	190	--
Unrealized net capital gains and losses, pre-tax	$1,589	$3,701

The unrealized net capital gain for the fixed income portfolio totaled $1.33 billion and comprised $1.75 billion of gross unrealized gains and $418 million of gross unrealized losses as of December 31, 2013.  This is compared to an unrealized net capital gain for the fixed income portfolio totaling $3.68 billion, comprised of $4.11 billion of gross unrealized gains and $426 million of gross unrealized losses as of December 31, 2012.

Gross unrealized gains and losses on fixed income securities by type and sector as of December 31, 2013 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Utilities	$4,810	$387	$(54)	$5,143
Consumer goods (cyclical and non-cyclical)	3,862	195	(43)	4,014
Banking	1,105	46	(40)	1,111
Capital goods	2,301	134	(37)	2,398
Basic industry	1,332	51	(30)	1,353
Energy	1,793	107	(23)	1,877
Technology	976	32	(23)	985
Communications	1,424	78	(21)	1,481
Financial services	1,203	68	(11)	1,260
Transportation	1,055	74	(9)	1,120
Other	536	42	(4)	574
Total corporate fixed income portfolio	20,397	1,214	(295)	21,316

U.S. government and agencies	678	90	(2)	766
Municipal	3,135	231	(62)	3,304
Foreign government	715	83	(6)	792
ABS	1,011	30	(34)	1,007
RMBS	752	50	(12)	790
CMBS	724	47	(7)	764
Redeemable preferred stock	15	2	--	17
Total fixed income securities	$27,427	$1,747	$(418)	$28,756

The utilities, consumer goods and banking sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2013.  In general, the gross unrealized losses are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

The unrealized net capital gain for the equity portfolio totaled $85 million and comprised $90 million of gross unrealized gains and $5 million of gross unrealized losses as of December 31, 2013.  This is compared to an unrealized net capital gain for the equity portfolio totaling $35 million, comprised of $36 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2012.

Net investment income  The following table presents net investment income for the years ended December 31.

($ in millions)	2013	2012	2011
Fixed income securities	$1,947	$2,084	$2,264
Mortgage loans	345	345	345
Equity securities	12	9	7
Limited partnership interests (1)	175	159	49
Short-term investments	2	2	3
Policy loans	49	51	53
Other	63	61	18
Investment income, before expense	2,593	2,711	2,739
Investment expense	(108)	(114)	(102)
Net investment income	$2,485	$2,597	$2,637

(1) Income from EMA limited partnerships is reported in net investment income in 2013 and 2012 and realized capital gains and losses in 2011.

Net investment income decreased 4.3% or $112 million in 2013 compared to 2012, after decreasing 1.5% or $40 million in 2012 compared to 2011.  The 2013 decrease was primarily due to lower average investment balances, partially offset by higher limited partnership income, as well as prepayment fee income and litigation proceeds which together increased 2013 income by a total of $48 million.  Higher cost method limited partnership income resulted from an increase in earnings distributed by the partnerships.  Net investment income in 2013 includes $264 million relating to investments classified as held for sale for the period from July 17, 2013 to December 31, 2013.  The 2012 decline was primarily due to lower average investment balances and lower fixed income yields, partially offset by income from limited partnerships.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2013	2012	2011
Impairment write-downs	$(33)	$(51)	$(242)
Change in intent write-downs	(19)	(17)	(51)
Net other-than-temporary impairment losses recognized in earnings	(52)	(68)	(293)
Sales	114	17	823
Valuation of derivative instruments	(3)	(16)	(224)
Settlements of derivative instruments	17	51	22
EMA limited partnership income (1)	--	--	62
Realized capital gains and losses, pre-tax	76	(16)	390
Income tax (expense) benefit	(29)	6	(139)
Realized capital gains and losses, after-tax	$47	$(10)	$251

(1) Income from EMA limited partnerships is reported in net investment income in 2013 and 2012 and realized capital gains and losses in 2011.

Impairment write-downs, which includes changes in the mortgage loan valuation allowance, for the years ended December 31 are presented in the following table.

($ in millions)	2013	2012	2011

Fixed income securities	$(32)	$(53)	$(190)
Mortgage loans	11	5	(33)
Equity securities	--	--	(5)
Limited partnership interests	(9)	(3)	(3)
Other investments	(3)	--	(11)
Impairment write-downs	$(33)	$(51)	$(242)

Impairment write-downs on fixed income securities in 2013 were primarily driven by CMBS that experienced deterioration in expected cash flows and limited partnership write-downs primarily related to cost method limited partnerships that experienced declines in portfolio valuations deemed to be other than temporary.  The valuation allowance on mortgage loans as of December 31, 2013 decreased compared to December 31, 2012 primarily due to reversals related to loans no longer deemed impaired.

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

Change in intent write-downs were $19 million, $17 million and $51 million in 2013, 2012 and 2011, respectively.  The change in intent write-downs in 2013 were primarily a result of plans to reduce holdings of ARS backed by student loans, plans to sell certain CMBS securities, and ongoing portfolio management of our equity securities.  The change in intent write-downs in 2012 were primarily a result of ongoing comprehensive reviews of our portfolio resulting in write-downs of individually identified investments, primarily RMBS and corporate fixed income securities.  The change in intent write-downs in 2011 were primarily a result of ongoing comprehensive reviews of our portfolio resulting in write-downs of individually identified investments, primarily lower yielding, floating rate RMBS and municipal bonds.

Sales generated $114 million, $17 million and $823 million of net realized capital gains in 2013, 2012 and 2011, respectively.  The sales in 2013 primarily related to fixed income and equity securities in connection with portfolio repositioning and ongoing portfolio management.   The sales in 2012 primarily related to corporate, ABS and U.S. government and agencies fixed income securities in connection with portfolio repositioning, which were partially offset by losses on sales of CMBS, Subprime RMBS and CLOs in connection with risk reduction activities.  The sales in 2011 were primarily due to $779 million of net gains on sales of corporate, foreign government, U.S. government and ABS securities.

Valuation and settlements of derivative instruments generated net realized capital gains of $14 million in 2013, net realized capital gains of $35 million in 2012 and net realized capital losses of $202 million in 2011.  The net realized capital gains on derivative instruments in 2013 and 2012 primarily comprised gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.  The net realized capital losses on derivative instruments in 2011 primarily included losses on interest rate risk management due to decreases in interest rates.

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

The active management of market risk is integral to our results of operations.  We may use the following approaches to manage exposure to market risk within defined tolerance ranges:  1) rebalancing existing asset or liability portfolios, 2) changing the type of investments purchased in the future and 3) using derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased.  For a more detailed discussion of our use of derivative financial instruments, see Note 8 of the consolidated financial statements.

Overview  In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth.  Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles.

Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities.  These investment policies, which have been approved by our board of directors, specify the investment limits and strategies that are appropriate given our liquidity, surplus, product profile and regulatory requirements.  Executive oversight of investment activities is conducted primarily through our board of directors and investment committee.  Asset-liability management (“ALM”) policies further define the overall framework for managing market and investment risks.  ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns while factoring in future expected cash requirements to repay liabilities.  ALM activities follow asset-liability policies that have been approved by our board of directors.  These ALM policies specify limits, ranges and/or targets for investments that best meet our business objectives in light of our product liabilities.

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

As of December 31, 2013, the difference between our asset and liability duration was a (0.93) gap compared to a (1.19) gap as of December 31, 2012.  A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets.

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

Based upon the information and assumptions used in the duration calculation, and interest rates in effect as of December 31, 2013, we estimate that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would increase the net fair value of the assets and liabilities by $316 million, compared to an increase of $495 million as of December 31, 2012, reflecting year to year changes in duration.  The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.  The estimate excludes the traditional and interest-sensitive life insurance products that are not considered financial instruments and the $12.11 billion of assets supporting them and the associated liabilities.  The $12.11 billion of assets excluded from the calculation increased from $10.99 billion as of December 31, 2012.  Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $705 million, compared to a decrease of $689 million as of December 31, 2012.

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

Spread duration is calculated similarly to interest rate duration.  As of December 31, 2013, the spread duration of assets was 5.36, compared to 5.49 as of December 31, 2012.  Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect as of December 31, 2013, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings (“spread shock”) would decrease the net fair value of the assets by $2.41 billion compared to $2.75 billion as of December 31, 2012.  Reflected in the duration calculation are the effects of our tactical actions that use credit default swaps to manage spread risk.  The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets.  As of December 31, 2013, we held $2.71 billion in securities with equity risk (including primarily equity securities, limited partnership interests, non-redeemable preferred securities and equity-linked notes), compared to $2.27 billion as of December 31, 2012.

As of December 31, 2013, our portfolio of securities with equity risk had a cash market portfolio beta of 1.14, compared to a beta of 0.78 as of December 31, 2012.  Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the Standard & Poor’s 500 Composite Price Index (“S&P 500”).  Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 11.4%, respectively.  Based upon the information and assumptions we used to calculate beta as of December 31, 2013, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments by $309 million, compared to $177 million as of December 31, 2012, and an immediate increase in the S&P 500 of 10% would increase the net fair value by $309 million compared to $177 million as of December 31, 2012.  The selection of a 10% immediate decrease or increase in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

The beta of our securities with equity risk was determined by calculating the change in the fair value of the portfolio resulting from stressing the equity market up and down 10%.  The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.

As of December 31, 2013 and 2012, we had separate accounts assets, including those classified as held for sale, related to variable annuity and variable life contracts with account values totaling $6.74 billion and $6.61 billion, respectively.  Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products.  In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk.  Equity risk for our variable life business relates to contract charges and policyholder benefits.  Total variable life contract charges for 2013 and 2012 were

$67 million and $71 million, respectively.  Separate account liabilities related to variable life contracts were $900 million and $767 million as of December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012 we had $3.71 billion and $3.63 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500.  We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits.  $2.26 billion of the December 31, 2013 balance are a component of the pending LBL sale.

Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates.  This risk primarily arises from our foreign investments in limited partnership interests.  We also have investments in certain fixed income securities that are denominated in foreign currencies; however, derivatives are used to hedge approximately 100% of this foreign currency risk.  As of December 31, 2013, we had $226 million in foreign currency denominated investments, compared to $187 million as of December 31, 2012.

Based upon the information and assumptions used as of December 31, 2013, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $23 million, compared with an estimated $19 million decrease as of December 31, 2012.  The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

($ in millions)	2013	2012	2011
Common stock, retained income and additional capital paid-in	$5,142	$5,680	$5,255
Accumulated other comprehensive income	928	1,633	812
Total shareholder’s equity	6,070	7,313	6,067
Notes due to related parties	282	496	700
Total capital resources	$6,352	$7,809	$6,767

Shareholder’s equity decreased in 2013, primarily due to decreased unrealized net capital gains on investments, the $500 million return of capital to AIC, and the net loss.  Shareholder’s equity increased in 2012, primarily due to increased unrealized net capital gains on investments and net income.

Notes due to related parties decreased $214 million and $204 million in 2013 and 2012, respectively.  In both 2013 and 2012, the Company repaid $200 million of the surplus note issued to AIC.  See Note 5 of the consolidated financial statements for further detail.

Financial ratings and strength The following table summarizes our financial strength ratings as of December 31, 2013.

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

In January 2014, A.M. Best affirmed our financial strength rating of A+ and the outlook for the rating remained stable.  In April 2013, Moody’s affirmed our financial strength rating of A1 and the outlook for the rating was revised to stable from negative.  In May 2013, S&P affirmed our financial strength rating of A+ and the outlook for the rating was revised to stable from negative.  In the future, if our financial position is less than rating agency expectations including those related to capitalization at the parent company, AIC or the Company, we could be exposed to a downgrade in our ratings which we do not view as being material to our business model or strategies.

Subsequent to the announcement of the pending sale of LBL, the rating agencies initiated reviews of LBL’s ratings and outlook.  Moody’s downgraded LBL from A1 to Baa1 and revised the rating outlook from stable to negative.  Both the rating and outlook will be finalized after the transaction closes.  S&P downgraded LBL from A+ to BBB+ and placed LBL on CreditWatch negative.  Both the rating and CreditWatch will be finalized after the transaction closes.  A.M. Best placed LBL’s rating under review with negative implications, pending a final determination on both the rating and outlook after the transaction closes.  The Moody’s, S&P and A.M. Best ratings and outlook of the Company are unaffected by the sale of LBL.

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

ALIC and its life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.  As of December 31, 2013, ALIC’s statutory surplus is $2.88 billion compared to $3.38 billion as of December 31, 2012.

The National Association of Insurance Commissioners (“NAIC”) has developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by insurance regulatory authorities.  The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined “usual ranges”.  Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios.  If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue.  The ratios of our insurance companies are within these ranges.

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

•                  Dividends and return of capital to parent

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

Allstate parent company capital capacity  The Corporation has at the parent holding company level deployable assets totaling $2.56 billion as of December 31, 2013 comprising cash and investments that are generally saleable within one quarter.  This provides funds for the parent company’s fixed charges and other corporate purposes.

We paid a $500 million return of capital to AIC in 2013. We did not receive any capital contributions in 2013, 2012 or 2011.

The sale of LBL is expected to generate deployable capital of approximately $1 billion.  As allowed by regulatory authorities and subject to dividend limitations and approvals the capital may be returned to AIC.  The $1 billion includes the estimated gain on the sale on a statutory-basis of accounting in the range of approximately $350 million to $400 million and the release of risk-based capital.  During 2014, ALIC will not be able to pay dividends to AIC without prior Illinois Department of Insurance approval.

The Company has access to additional borrowing to support liquidity through the Corporation as follows.  The amount available to the Company is at the discretion of the Corporation.

•               A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of December 31, 2013, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  The Corporation has the option to extend the expiration of its initial five year term by one year at the first and second anniversary of the facility, upon approval of existing or replacement lenders.  In April 2013, the Corporation utilized the option on the first anniversary of the facility and extended the facility by one year making its current expiration April 2018.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 15.5% as of December 31, 2013.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during 2013.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on April 30, 2012.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 451 million shares of treasury stock as of December 31, 2013), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $23.60 billion as of December 31, 2013.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2013.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,793	16.1%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	6,837	13.7
Market value adjustments (2)	3,247	29.0
Subject to discretionary withdrawal without adjustments (3)	9,727	41.2
Total contractholder funds (4)	$23,604	100.0%

(1) Includes $3.29 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)     $2.45 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 6, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3) 78% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.
(4) Includes $911 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 20.0% in 2013 compared to 2012.  The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.4% and 11.5% in 2013 and 2012, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

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

Cash flows  As reflected in our Consolidated Statements of Cash Flows, lower cash provided by operating cash flows in 2013 compared to 2012 was primarily due to lower net investment income, partially offset by lower contract benefits paid.  Higher cash provided by operating cash flows in 2012 compared to 2011 was primarily due to income tax refunds in 2012 compared to income tax payments in 2011, partially offset by lower net investment income.

Higher cash provided by investing activities in 2013 compared to 2012 was due to higher investment collections and higher financing needs to fund institutional product maturities.  Lower cash provided by investing activities in 2012 compared to 2011 was primarily due to lower financing needs as reflected in lower sales of fixed income securities, partially offset by decreased purchases of fixed income securities.

Higher cash used in financing activities in 2013 compared to 2012 was primarily due to a $1.75 billion institutional product maturity.  Lower cash used in financing activities in 2012 compared to 2011 was primarily due to decreased maturities of institutional products and lower surrenders and partial withdrawals on fixed annuities.

Contractual obligations and commitments  Our contractual obligations as of December 31, 2013 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral (1)	$328	$328	$--	$--	$--
Contractholder funds (2)	52,503	5,177	8,444	7,063	31,819
Reserve for life-contingent contract benefits (2)	33,677	981	1,943	1,898	28,855
Notes due to related parties (3)	630	17	32	38	543
Payable to affiliates, net	100	100	--	--	--
Other liabilities and accrued expenses (4)(5)	338	243	57	24	14
Total contractual cash obligations	$87,576	$6,846	$10,476	$9,023	$61,231

(1)     Liabilities for collateral are typically fully secured with cash or short-term investments.  We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2)     Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, and institutional products.  The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance.  These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders.  Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable.  These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract.  Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain.  For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control.  We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns.  Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments.  Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest.  As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $34.55 billion for contractholder funds and $13.48 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2013, including those classified as held for sale.  The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3) Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2013 because the notes due to related parties amount above includes interest.
(4) Other liabilities primarily include accrued expenses, claim payments and other checks outstanding.

(5)     Balance sheet liabilities not included in the table above include unearned and advance premiums of $14 million and gross deferred tax liabilities of $1.34 billion.  These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties.  Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis.  In addition, other liabilities of $216 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

Our contractual commitments as of December 31, 2013 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commitments - conditional	$32	$32	$--	$--	$--
Other commitments - unconditional	1,366	16	93	135	1,122
Total commitments	$1,398	$48	$93	$135	$1,122

Contractual commitments represent investment commitments such as private placements, limited partnership interests and other loans.  Limited partnership interests are typically funded over the commitment period which is shorter than the contractual expiration date of the partnership and as a result, the actual timing of the funding may vary.

We have agreements in place for services we conduct, generally at cost, between subsidiaries relating to insurance, reinsurance, loans and capitalization.  All material intercompany transactions have appropriately been eliminated in consolidation.  Intercompany transactions among insurance subsidiaries and affiliates have been approved by the appropriate departments of insurance as required.

For a more detailed discussion of our off-balance sheet arrangements, see Note 8 of the consolidated financial statements.

REGULATION AND LEGAL PROCEEDINGS

We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business.  For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 12 of the consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2013	2012	2011

Revenues
Premiums (net of reinsurance ceded of $367, $402 and $447)	$613	$593	$624
Contract charges (net of reinsurance ceded of $251, $252 and $283)	1,054	1,029	1,008
Net investment income	2,485	2,597	2,637
Realized capital gains and losses:
Total other-than-temporary impairment losses	(49)	(60)	(279)
Portion of loss recognized in other comprehensive income	(3)	(8)	(14)
Net other-than-temporary impairment losses recognized in earnings	(52)	(68)	(293)
Sales and other realized capital gains and losses	128	52	683
Total realized capital gains and losses	76	(16)	390
	4,228	4,203	4,659
Costs and expenses
Contract benefits (net of reinsurance ceded of $331, $644 and $631)	1,606	1,521	1,502
Interest credited to contractholder funds (net of reinsurance ceded of $27, $28 and $27)	1,251	1,289	1,608
Amortization of deferred policy acquisition costs	240	324	430
Operating costs and expenses	434	437	394
Restructuring and related charges	6	--	1
Interest expense	23	45	45
	3,560	3,616	3,980

(Loss) gain on disposition of operations	(687)	18	15

(Loss) income from operations before income tax expense	(19)	605	694

Income tax expense	19	179	225

Net (loss) income	(38)	426	469

Other comprehensive (loss) income, after-tax
Change in unrealized net capital gains and losses	(707)	821	275
Change in unrealized foreign currency translation adjustments	2	--	(1)
Other comprehensive (loss) income, after-tax	(705)	821	274

Comprehensive (loss) income	$(743)	$1,247	$743

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2013	2012
Assets
Investments
Fixed income securities, at fair value (amortized cost $27,427 and $41,194)	$28,756	$44,876
Mortgage loans	4,173	5,943
Equity securities, at fair value (cost $565 and $310)	650	345
Limited partnership interests	2,064	1,924
Short-term, at fair value (amortized cost $590 and $875)	590	875
Policy loans	623	836
Other	1,088	1,067
Total investments	37,944	55,866
Cash	93	341
Deferred policy acquisition costs	1,331	1,834
Reinsurance recoverables	2,754	4,570
Accrued investment income	358	489
Other assets	256	401
Separate Accounts	5,039	6,610
Assets held for sale	15,593	--
Total assets	$63,368	$70,111
Liabilities
Contractholder funds	$23,604	$38,634
Reserve for life-contingent contract benefits	11,589	14,117
Unearned premiums	6	20
Payable to affiliates, net	100	111
Other liabilities and accrued expenses	838	1,286
Deferred income taxes	941	1,524
Notes due to related parties	282	496
Separate Accounts	5,039	6,610
Liabilities held for sale	14,899	--
Total liabilities	57,298	62,798
Commitments and Contingent Liabilities (Notes 8 and 12)
Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,690	3,190
Retained income	2,447	2,485
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	31	(5)
Other unrealized net capital gains and losses	997	2,405
Unrealized adjustment to DAC, DSI and insurance reserves	(101)	(766)
Total unrealized net capital gains and losses	927	1,634
Unrealized foreign currency translation adjustments	1	(1)
Total accumulated other comprehensive income	928	1,633
Total shareholder’s equity	6,070	7,313
Total liabilities and shareholder’s equity	$63,368	$70,111

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Year Ended December 31,
	2013	2012	2011

Common stock	$5	$5	$5

Additional capital paid-in
Balance, beginning of year	3,190	3,190	3,189
Return of capital	(500)	--	--
Gain on purchase of investments from affiliate	--	--	1
Balance, end of year	2,690	3,190	3,190

Retained income
Balance, beginning of year	2,485	2,060	1,587
Net (loss) income	(38)	426	469
Loss on reinsurance agreement with an affiliate	--	(1)	--
Forgiveness of payable due to parent	--	--	4
Balance, end of year	2,447	2,485	2,060

Accumulated other comprehensive income
Balance, beginning of year	1,633	812	538
Change in unrealized net capital gains and losses	(707)	821	275
Change in unrealized foreign currency translation adjustments	2	--	(1)
Balance, end of year	928	1,633	812

Total shareholder’s equity	$6,070	$7,313	$6,067

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net (loss) income	$(38)	$426	$469
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and other non-cash items	(73)	(25)	(61)
Realized capital gains and losses	(76)	16	(390)
Loss (gain) on disposition of operations	687	(18)	(15)
Interest credited to contractholder funds	1,251	1,289	1,608
Changes in:
Policy benefits and other insurance reserves	(634)	(656)	(568)
Unearned premiums	(2)	(3)	(4)
Deferred policy acquisition costs	(14)	62	189
Reinsurance recoverables, net	(54)	(157)	(259)
Income taxes	33	248	164
Other operating assets and liabilities	(65)	(35)	(46)
Net cash provided by operating activities	1,015	1,147	1,087
Cash flows from investing activities
Proceeds from sales
Fixed income securities	4,046	6,674	11,490
Equity securities	265	22	70
Limited partnership interests	387	201	175
Mortgage loans	24	15	97
Other investments	38	111	153
Investment collections
Fixed income securities	4,168	3,077	3,072
Mortgage loans	926	1,022	692
Other investments	88	84	93
Investment purchases
Fixed income securities	(4,348)	(7,458)	(10,002)
Equity securities	(453)	(201)	(14)
Limited partnership interests	(597)	(507)	(397)
Mortgage loans	(522)	(449)	(820)
Other investments	(81)	(159)	(340)
Change in short-term investments, net	(108)	16	463
Change in policy loans and other investments, net	76	56	(280)
Disposition of operations	--	13	--
Net cash provided by investing activities	3,909	2,517	4,452
Cash flows from financing activities
Contractholder fund deposits	2,062	2,061	1,871
Contractholder fund withdrawals	(6,520)	(5,490)	(7,218)
Return of capital	(500)	--	--
Repayment of notes due to related parties	(214)	(204)	--
Net cash used in financing activities	(5,172)	(3,633)	(5,347)
Net (decrease) increase in cash	(248)	31	192
Cash at beginning of year	341	310	118
Cash at end of year	$93	$341	$310

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

To conform to the current year presentation, certain amounts in the prior year notes to consolidated financial statements have been reclassified.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Nature of operations

The Company sells life insurance and voluntary accident and health insurance products.  The principal products are interest-sensitive, traditional and variable life insurance.  Effective January 1, 2014, the Company no longer offers fixed annuities such as deferred and immediate annuities.  Institutional products consisting of funding agreements sold to unaffiliated trusts that use them to back medium-term notes were offered prior to 2009.  The following table summarizes premiums and contract charges by product.

($ in millions)	2013	2012	2011
Premiums
Traditional life insurance	$471	$449	$420
Immediate annuities with life contingencies	37	45	106
Accident and health insurance	105	99	98
Total premiums	613	593	624

Contract charges
Interest-sensitive life insurance	1,036	1,011	975
Fixed annuities	18	18	33
Total contract charges	1,054	1,029	1,008
Total premiums and contract charges	$1,667	$1,622	$1,632

The Company, through several subsidiaries, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam.  For 2013, the top geographic locations for statutory premiums and annuity considerations were California, Texas, Florida and New York.  No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations.  The Company distributes its products through Allstate exclusive agencies and exclusive financial specialists, and workplace enrolling independent agents in New York.

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

Mortgage loans are carried at unpaid principal balances, net of unamortized premium or discount and valuation allowances.  Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected.

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

Investment income primarily consists of interest, dividends, income from certain derivative transactions, income from cost method limited partnership interests, and, in 2013 and 2012, income from EMA limited partnership interests.  Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date.  Interest income for ABS, RMBS and CMBS is determined considering estimated pay-downs, including prepayments, obtained from third party data sources and internal estimates.  Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated.  For ABS, RMBS and CMBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis.  For all others, the effective yield is recalculated on a prospective basis.  Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable.  Accrual of income is suspended for mortgage loans, bank loans and agent loans that are in default or when full and timely collection of principal and interest payments is not probable.  Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value.  Income from cost method limited partnership interests is recognized upon receipt of amounts distributed by the partnerships.  Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ net income, including unrealized gains and losses, and is recognized on a delay due to the availability of the related financial statements.  Income recognition on private equity/debt funds, real estate funds and tax credit funds is generally on a three month delay and income recognition on other funds is generally on a one month delay.

Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, adjustments to valuation allowances on mortgage loans and agent loans, periodic changes in fair value and settlements of certain derivatives including hedge ineffectiveness, and, in 2011, income from EMA limited partnership interests.  Realized capital gains and losses on investment sales, including principal payments, are determined on a specific identification basis.

Derivative and embedded derivative financial instruments

Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate and equity), options (including swaptions), interest rate caps, warrants, foreign currency swaps, foreign currency forwards and certain investment risk transfer reinsurance agreements.  Derivatives required to be separated from the host instrument and accounted for as derivative financial instruments (“subject to bifurcation”) are embedded in certain fixed income securities, equity-indexed life and annuity contracts, reinsured variable annuity contracts and certain funding agreements.

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

Securities loaned

The Company’s business activities include securities lending transactions, which are used primarily to generate net investment income.  The proceeds received in conjunction with securities lending transactions are reinvested in short-term investments.  These transactions are short-term in nature, usually 30 days or less.

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

The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position.  The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired.  These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability.  The present value of future profits was $8 million and $10 million as of December 31, 2013 and 2012, respectively.  Amortization expense of the present value of future profits was $2 million, $3 million and $2 million in 2013, 2012 and 2011, respectively.

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

Goodwill

Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired.  The goodwill balance was $5 million as of both December 31, 2013 and 2012.  Goodwill is not amortized but is tested for impairment at least annually.  The Company performs its annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter.  The Company also reviews goodwill for impairment whenever events or changes in circumstances, such as deteriorating or adverse market conditions, indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.  Goodwill impairment evaluations indicated no impairment as of December 31, 2013 or 2012.

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

Held for sale classification

Business is classified as held for sale when management has approved or received approval to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and certain other specified criteria are met.  A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell.  If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized.  Assets and liabilities related to a business classified as held for sale are segregated in the Consolidated Statement of Position in the period in which the business is classified as held for sale.

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

Off-balance sheet financial instruments

Commitments to invest, commitments to purchase private placement securities, commitments to extend loans, financial guarantees and credit guarantees have off-balance sheet risk because their contractual amounts are not recorded in the Company’s Consolidated Statements of Financial Position (see Note 8 and Note 12).

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance requiring expanded disclosures about the amounts reclassified out of accumulated other comprehensive income by component.  The guidance requires the presentation of significant amounts reclassified out of accumulated other comprehensive income by income statement line item but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, cross-reference to other disclosures that provide additional detail about those amounts is required.  The Company adopted the new guidance in the first quarter of 2013.  The new guidance affects disclosures only and therefore had no impact on the Company’s results of operations or financial position.

Pending accounting standard

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued guidance which allows entities that invest in certain qualified affordable housing projects through limited liability entities the option to account for these investments using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, the entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit.  The guidance is effective for reporting periods beginning after December 15, 2014 and is to be applied retrospectively.  The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations and financial position.

3.  Held for Sale Transaction

On July 17, 2013, the Company entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business for $600 million subject to certain adjustments as of the closing date.  The transaction is subject to regulatory approvals and other customary closing conditions.  The Company expects the closing to occur in April 2014.  The estimated loss on disposition of $521 million, after-tax, was recorded in 2013, excluding any impact of unrealized net capital gains and losses.  This transaction met the criteria for held for sale accounting.  As a result, the related assets and liabilities are included as single line items in the asset and liability sections of the Consolidated Statement of Financial Position as of December 31, 2013.  The following table summarizes the assets and liabilities held for sale as of December 31, 2013.

($ in millions)
Assets
Investments
Fixed income securities	$10,167
Mortgage loans	1,367
Short-term investments	160
Policy loans	198
Other investments	91
Total investments	11,983
Deferred policy acquisition costs	743
Reinsurance recoverables, net	1,660
Accrued investment income	109
Other assets	79
Separate Accounts	1,701
Assets held for sale	16,275
Less: Loss accrual	(682)
Total assets held for sale	$15,593
Liabilities
Reserve for life-contingent contract benefits	$1,894
Contractholder funds	10,945
Unearned premiums	12
Deferred income taxes	151
Other liabilities and accrued expenses	196
Separate Accounts	1,701
Total liabilities held for sale	$14,899

Included in shareholder’s equity is $85 million of accumulated other comprehensive income related to assets held for sale.

4.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $306 million, $231 million and $486 million in 2013, 2012 and 2011, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending program were $322 million, $543 million and $220 million as of December 31, 2013, 2012 and 2011, respectively, and are reported in other liabilities and accrued expenses.  Obligations to return cash collateral for over-the-counter (“OTC”) and cleared derivatives were $6 million, $18 million and $43 million as of December 31, 2013, 2012 and 2011, respectively, and are reported in other liabilities and accrued expenses or other investments.  The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Net change in proceeds managed
Net change in short-term investments	$235	$(298)	$202
Operating cash flow provided (used)	235	(298)	202
Net change in cash	(2)	--	--
Net change in proceeds managed	$233	$(298)	$202

Net change in liabilities
Liabilities for collateral, beginning of year	$(561)	$(263)	$(465)
Liabilities for collateral, end of year	(328)	(561)	(263)
Operating cash flow (used) provided	$(233)	$298	$(202)

In 2011, a payable associated with the pension benefit obligations due to AIC totaling $4 million was forgiven.  The forgiveness of the payable reflects a non-cash financing activity.

5.  Related Party Transactions

Business operations

The Company uses services performed by its affiliates, AIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities.  In addition, the Company shares the services of employees with AIC.  The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company.  The Company is charged for the cost of these operating expenses based on the level of services provided.  Operating expenses, including compensation, retirement and other benefit programs (see Note 16), allocated to the Company were $456 million, $451 million and $399 million in 2013, 2012 and 2011, respectively.  A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income as described in Note 2.

Structured settlement annuities

The Company issued $7 million, $35 million and $56 million of structured settlement annuities, a type of immediate annuity, in 2013, 2012 and 2011, respectively, at prices determined using interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC.  Of these amounts, $4 million, $3 million and $11 million relate to structured settlement annuities with life contingencies and are included in premium revenue for 2013, 2012 and 2011, respectively.  Effective March 22, 2013, the Company no longer offers structured settlement annuities.

In most cases, these annuities were issued under a “qualified assignment” whereby Allstate Assignment Corporation (“AAC”) and prior to July 1, 2001 Allstate Settlement Corporation (“ASC”), both wholly owned subsidiaries of ALIC, purchased annuities from ALIC and assumed AIC’s obligation to make future payments.

AIC issued surety bonds to guarantee the payment of structured settlement benefits assumed by ASC (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company through June 30, 2001.  ASC entered into a General Indemnity Agreement pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gave AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds.  For contracts written on or after July 1, 2001, AIC no longer issues surety bonds to guarantee the payment of structured settlement benefits.  Alternatively, ALIC guarantees the payment of structured settlement benefits on all contracts issued on or after July 1, 2001.  Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.72 billion and $4.77 billion as of December 31, 2013 and 2012, respectively.

Broker-Dealer agreement

The Company receives distribution services from Allstate Financial Services, LLC, an affiliated broker-dealer company, for certain annuity and variable life insurance contracts sold by Allstate exclusive agencies.  For these services, the Company incurred commission and other distribution expenses of $13 million, $11 million and $15 million in 2013, 2012 and 2011, respectively.

Reinsurance

The Company has coinsurance reinsurance agreements with its unconsolidated affiliate American Heritage Life Insurance Company (“AHL”) whereby the Company assumes certain interest-sensitive life insurance, fixed annuity contracts and accident and health insurance policies.  The amounts assumed are disclosed in Note 10.

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

Income taxes

The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 13).

Notes due to related parties

Notes due to related parties outstanding as of December 31 consisted of the following:

($ in millions)	2013	2012
6.35% Note, due 2018, to AIC	$7	$7
5.75% Note, due 2018, to AIC	--	4
5.75% Note, due 2018, to AIC	--	10
7.00% Surplus Note, due 2028, to AIC (1)	--	200
6.74% Surplus Note, due 2029, to Kennett (1)	25	25
5.06% Surplus Note, due 2035, to Kennett (1)	100	100
6.18% Surplus Note, due 2036, to Kennett (1)	100	100
5.93% Surplus Note, due 2038, to Kennett (1)	50	50
Total notes due to related parties	$282	$496

(1) No payment of principal or interest is permitted on the surplus notes without the written approval from the proper regulatory authority.  The regulatory authority could prohibit the payment of interest and principal on the surplus notes if certain statutory capital requirements are not met.  Permission to pay interest on the surplus notes was granted in both 2013 and 2012.

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

The notes due from Kennett are classified as other investments.  In each of 2013, 2012 and 2011, the Company recorded net investment income on these notes of $15 million.  In each of 2013, 2012 and 2011, the Company incurred $16 million of interest expense related to the surplus notes due to Kennett.

On November 17, 2008, the Company issued a $400 million 7.00% surplus note due November 17, 2028 to AIC in exchange for cash.  In both 2013 and 2012, the Company repaid $200 million of principal on this surplus note.  In 2013, 2012 and 2011, the Company incurred interest expense on this surplus note of $7 million, $27 million and $28 million, respectively.

In March 2011, in accordance with an asset purchase agreement between Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, and AIC, RBI purchased from AIC real estate with a fair value of $10 million on the date of sale and issued a 5.75% note due March 24, 2018 to AIC for the same amount.  In 2013, RBI repaid the entire principal of this note.  In April 2011, RBI purchased from AIC mortgage loans with a fair value of $4 million on the date of sale and issued a 5.75% note due April 19, 2018 to AIC for the same amount.  In 2013, RBI repaid the entire principal of this note.  In August 2011, RBI purchased from AIC fixed income securities with a fair value of $7 million on the date of sale and issued a 6.35% note due August 23, 2018 to AIC for the same amount.  Since the transactions were between affiliates under common control, the purchased investments were recorded by RBI at AIC’s carrying value on the date of sale.  The investments that were purchased were impaired; therefore, the carrying value on the date of sale equaled fair value.  In 2013, 2012 and 2011, the Company incurred interest expense on these notes of $1 million, $1 million and $745 thousand respectively.

Liquidity and intercompany loan agreements

The Company, AIC and the Corporation are party to the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  The Company and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  The maximum amount of advances each party may make or receive is limited to $1 billion.  Netting or offsetting of advances made and received is not permitted.  Advances between the parties are required to have specified due dates less than or equal to 364 days from the date of the advance and be payable upon demand by written request from the lender at least ten business days prior to the demand date.  The borrower may make prepayments of the outstanding principal balance of an advance without penalty.  Advances will bear interest equal to or greater than the rate applicable to 30-day commercial paper issued by the Corporation on the date the advance is made with an adjustment on the first day of each month thereafter.  The Company had no amounts outstanding under the Liquidity Agreement as of December 31, 2013 or 2012.

In addition to the Liquidity Agreement, the Company has an intercompany loan agreement with the Corporation.  The amount of intercompany loans available to the Company is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1 billion.  The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings.  The Company had no amounts outstanding under the intercompany loan agreement as of December 31, 2013 or 2012.

RBI, a consolidated subsidiary of ALIC, has a Revolving Loan Credit Agreement (“Credit Agreement”) with AHL, according to which AHL agreed to extend revolving credit loans to RBI.  As security for its obligations under the Credit Agreement, RBI entered into a Pledge and Security Agreement with AHL, according to which RBI agreed to grant a pledge of and security interest in RBI’s right, title, and interest in certain assets of RBI.  The Company had no amounts outstanding under the Credit Agreement as of December 31, 2013 or 2012.

Capital support agreement

The Company has a Capital Support Agreement with AIC.  Under the terms of this agreement, AIC agrees to provide capital to maintain the amount of statutory capital and surplus necessary to maintain a company action level risk-based capital (“RBC”) ratio of at least 150%.  AIC’s obligation to provide capital to the Company under the agreement is limited to an aggregate amount of $1 billion.  In exchange for providing this capital, the Company will pay AIC an annual commitment fee of 1% of the amount of the Capital and Surplus maximum that remains available on January 1 of such year.  The Company or AIC have the right to terminate this agreement when: 1) the Company qualifies for a financial strength rating from S&P’s, Moody’s or A.M. Best, without giving weight to the existence of this agreement, that is the same or better than its rating with such support; 2) the Company’s RBC ratio is at least 300%; or 3) AIC no longer directly or indirectly owns at least 50% of the voting stock of the Company.  As of December 31, 2013 and 2012, no capital had been provided by AIC under this agreement.

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

Return of capital

In December 2013, the Company paid a return of capital of $500 million to AIC, which was recorded as a reduction of additional capital paid-in on the Consolidated Statements of Financial Position.

6.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
December 31, 2013
U.S. government and agencies	$678	$90	$(2)	$766
Municipal	3,135	231	(62)	3,304
Corporate	20,397	1,214	(295)	21,316
Foreign government	715	83	(6)	792
ABS	1,011	30	(34)	1,007
RMBS	752	50	(12)	790
CMBS	724	47	(7)	764
Redeemable preferred stock	15	2	--	17
Total fixed income securities	$27,427	$1,747	$(418)	$28,756

December 31, 2012
U.S. government and agencies	$2,137	$242	$--	$2,379
Municipal	4,153	612	(61)	4,704
Corporate	28,748	2,896	(113)	31,531
Foreign government	1,017	164	(1)	1,180
ABS	1,921	49	(105)	1,865
RMBS	1,778	82	(69)	1,791
CMBS	1,425	60	(77)	1,408
Redeemable preferred stock	15	3	--	18
Total fixed income securities	$41,194	$4,108	$(426)	$44,876

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of December 31, 2013:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,106	$1,132
Due after one year through five years	5,060	5,457
Due after five years through ten years	10,955	11,316
Due after ten years	7,819	8,290
	24,940	26,195
ABS, RMBS and CMBS	2,487	2,561
Total	$27,427	$28,756

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

Net investment income for the years ended December 31 is as follows:

($ in millions)	2013	2012	2011
Fixed income securities	$1,947	$2,084	$2,264
Mortgage loans	345	345	345
Equity securities	12	9	7
Limited partnership interests (1)	175	159	49
Short-term investments	2	2	3
Policy loans	49	51	53
Other	63	61	18
Investment income, before expense	2,593	2,711	2,739
Investment expense	(108)	(114)	(102)
Net investment income	$2,485	$2,597	$2,637

(1) Income from EMA limited partnerships is reported in net investment income in 2013 and 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses

Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Fixed income securities	$3	$(62)	$539
Mortgage loans	20	8	(23)
Equity securities	45	--	14
Limited partnership interests (1)	(6)	--	62
Derivatives	14	34	(203)
Other	--	4	1
Realized capital gains and losses	$76	$(16)	$390

(1) Income from EMA limited partnerships is reported in net investment income in 2013 and 2012 and realized capital gains and losses in 2011.

Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Impairment write-downs	$(33)	$(51)	$(242)
Change in intent write-downs	(19)	(17)	(51)
Net other-than-temporary impairment losses recognized in earnings	(52)	(68)	(293)
Sales	114	17	823
Valuation of derivative instruments	(3)	(16)	(224)
Settlements of derivative instruments	17	51	22
EMA limited partnership income	--	--	62
Realized capital gains and losses	$76	$(16)	$390

Gross gains of $94 million, $225 million and $835 million and gross losses of $46 million, $222 million and $124 million were realized on sales of fixed income securities during 2013, 2012 and 2011, respectively.

Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2013			2012			2011
		Included			Included			Included
	Gross	in OCI	Net	Gross	in OCI	Net	Gross	in OCI	Net
Fixed income securities:
Municipal	$(8)	$--	$(8)	$--	$--	$--	$(14)	$(3)	$(17)
Corporate	--	--	--	(16)	(2)	(18)	(28)	6	(22)
ABS	--	(2)	(2)	--	--	--	(8)	2	(6)
RMBS	(2)	2	--	(23)	(9)	(32)	(111)	(20)	(131)
CMBS	(32)	(3)	(35)	(22)	3	(19)	(66)	1	(65)
Total fixed income securities	(42)	(3)	(45)	(61)	(8)	(69)	(227)	(14)	(241)
Mortgage loans	11	--	11	5	--	5	(33)	--	(33)
Equity securities	(6)	--	(6)	(1)	--	(1)	(5)	--	(5)
Limited partnership interests	(9)	--	(9)	(3)	--	(3)	(3)	--	(3)
Other	(3)	--	(3)	--	--	--	(11)	--	(11)
Other-than-temporary impairment losses	$(49)	$(3)	$(52)	$(60)	$(8)	$(68)	$(279)	$(14)	$(293)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $164 million and $134 million as of December 31, 2013 and 2012, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	December 31, 2013	December 31, 2012
Municipal	$(5)	$(5)
Corporate	--	(1)
ABS	(10)	(14)
RMBS	(90)	(103)
CMBS	(12)	(19)
Total	$(117)	$(142)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2013	2012	2011
Beginning balance	$(345)	$(581)	$(701)
Additional credit loss for securities previously other-than-temporarily impaired	(13)	(33)	(76)
Additional credit loss for securities not previously other-than-temporarily impaired	(19)	(20)	(114)
Reduction in credit loss for securities disposed or collected	75	288	288
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	2	--	13
Change in credit loss due to accretion of increase in cash flows	1	1	9
Ending balance (1)	$(299)	$(345)	$(581)

(1) The December 31, 2013 ending balance includes $60 million of cumulative credit losses recognized in earnings for fixed income securities that are classified as held for sale.

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
December 31, 2013	value	Gains	Losses	gains (losses)
Fixed income securities	$28,756	$1,747	$(418)	$1,329
Equity securities	650	90	(5)	85
Short-term investments	590	--	--	--
Derivative instruments (1)	(13)	1	(14)	(13)
EMA limited partnerships (2)				(2)
Investments classified as held for sale				190
Unrealized net capital gains and losses, pre-tax				1,589
Amounts recognized for:
Insurance reserves (3)				--
DAC and DSI (4)				(156)
Amounts recognized				(156)
Deferred income taxes				(506)
Unrealized net capital gains and losses, after-tax				$927

(1) Included in the fair value of derivative instruments are $1 million classified as assets and $14 million classified as liabilities.

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

($ in millions)	Fair	Gross unrealized		Unrealized net
December 31, 2012	value	Gains	Losses	gains (losses)
Fixed income securities	$44,876	$4,108	$(426)	$3,682
Equity securities	345	36	(1)	35
Short-term investments	875	--	--	--
Derivative instruments (1)	(17)	2	(19)	(17)
EMA limited partnerships				1
Unrealized net capital gains and losses, pre-tax				3,701
Amounts recognized for:
Insurance reserves				(771)
DAC and DSI				(408)
Amounts recognized				(1,179)
Deferred income taxes				(888)
Unrealized net capital gains and losses, after-tax				$1,634

(1) Included in the fair value of derivative instruments are $2 million classified as assets and $19 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2013	2012	2011
Fixed income securities	$(2,353)	$1,735	$1,219
Equity securities	50	(1)	(11)
Derivative instruments	4	(5)	5
EMA limited partnerships	(3)	--	1
Investments classified as held for sale	190	--	--
Total	(2,112)	1,729	1,214
Amounts recognized for:
Insurance reserves	771	(177)	(585)
DAC and DSI	252	(288)	(207)
Amounts recognized	1,023	(465)	(792)
Deferred income taxes	382	(443)	(147)
(Decrease) increase in unrealized net capital gains and losses, after-tax	$(707)	$821	$275

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
December 31, 2013
Fixed income securities
U.S. government and agencies	4	$76	$(2)	--	$--	$--	$(2)
Municipal	63	347	(24)	21	99	(38)	(62)
Corporate	530	5,191	(224)	48	467	(71)	(295)
Foreign government	7	76	(4)	1	13	(2)	(6)
ABS	17	162	(1)	42	400	(33)	(34)
RMBS	35	42	(2)	47	129	(10)	(12)
CMBS	5	14	--	6	52	(7)	(7)
Redeemable preferred stock	--	--	--	--	--	--	--
Total fixed income securities	661	5,908	(257)	165	1,160	(161)	(418)
Equity securities	25	80	(5)	--	--	--	(5)
Total fixed income and equity securities	686	$5,988	$(262)	165	$1,160	$(161)	$(423)

Investment grade fixed income securities	526	$5,272	$(236)	110	$834	$(112)	$(348)
Below investment grade fixed income securities	135	636	(21)	55	326	(49)	(70)
Total fixed income securities	661	$5,908	$(257)	165	$1,160	$(161)	$(418)

December 31, 2012
Fixed income securities
U.S. government and agencies	1	$15	$--	--	$--	$--	$--
Municipal	11	101	(7)	50	395	(54)	(61)
Corporate	79	1,086	(27)	66	829	(86)	(113)
Foreign government	2	121	(1)	--	--	--	(1)
ABS	5	38	--	76	763	(105)	(105)
RMBS	49	30	--	164	442	(69)	(69)
CMBS	10	65	--	43	358	(77)	(77)
Redeemable preferred stock	--	--	--	1	--	--	--
Total fixed income securities	157	1,456	(35)	400	2,787	(391)	(426)
Equity securities	3	57	(1)	1	--	--	(1)
Total fixed income and equity securities	160	$1,513	$(36)	401	$2,787	$(391)	$(427)

Investment grade fixed income securities	132	$1,244	$(29)	262	$1,919	$(195)	$(224)
Below investment grade fixed income securities	25	212	(6)	138	868	(196)	(202)
Total fixed income securities	157	$1,456	$(35)	400	$2,787	$(391)	$(426)

As of December 31, 2013, $331 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $331 million, $276 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

As of December 31, 2013, the remaining $92 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost.  Investment grade fixed income securities comprising $72 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $92 million, $20 million are related to below investment grade fixed income securities.  Of these amounts, $15 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2013.

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

As of December 31, 2013, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of December 31, 2013, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of December 31, 2013 and 2012, the carrying value of equity method limited partnerships totaled $1.46 billion and $1.31 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships in 2013 or 2012.  In 2011, the Company had write-downs related to equity method limited partnerships of $1 million.

As of December 31, 2013 and 2012, the carrying value for cost method limited partnerships was $605 million and $617 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  In 2013, 2012 and 2011, the Company had write-downs related to cost method limited partnerships of $9 million, $3 million and $2 million, respectively.

Mortgage loans

The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located throughout the United States and totaled, net of valuation allowance, $4.17 billion and $5.94 billion as of December 31, 2013 and 2012, respectively.  Substantially all of the commercial mortgage loans are non-recourse to the borrower.  The following table shows the principal geographic distribution of commercial real estate represented in the Company’s mortgage loan portfolio.  No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage loan portfolio carrying value)	2013	2012
California	24.0%	24.2%
Illinois	9.7	7.8
New Jersey	7.2	6.5
Texas	6.3	6.0
New York	6.2	6.6
District of Columbia	5.4	3.8
Florida	5.2	4.3
Pennsylvania	3.9	5.1

The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage loan portfolio carrying value)	2013	2012
Office buildings	28.3%	28.0%
Retail	22.9	24.0
Apartment complex	19.2	17.4
Warehouse	18.6	20.4
Other	11.0	10.2
Total	100.0%	100.0%

The contractual maturities of the mortgage loan portfolio as of December 31, 2013 are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2014	23	$325	7.8%
2015	38	616	14.8
2016	34	334	8.0
2017	40	449	10.8
Thereafter	193	2,449	58.6
Total	328	$4,173	100.0%

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2013.

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

The following table reflects the carrying value of non-impaired fixed rate and variable rate mortgage loans summarized by debt service coverage ratio distribution as of December 31.

($ in millions)	2013			2012
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$153	$--	$153	$266	$--	$266
1.0 - 1.25	560	--	560	1,158	--	1,158
1.26 - 1.50	1,167	2	1,169	1,364	17	1,381
Above 1.50	2,176	38	2,214	2,854	129	2,983
Total non-impaired mortgage loans	$4,056	$40	$4,096	$5,642	$146	$5,788

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

The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2013	2012
Impaired mortgage loans with a valuation allowance	$77	$147
Impaired mortgage loans without a valuation allowance	--	8
Total impaired mortgage loans	$77	$155
Valuation allowance on impaired mortgage loans	$21	$42

The average balance of impaired loans was $86 million, $202 million and $207 million during 2013, 2012 and 2011, respectively.

The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2013	2012	2011
Beginning balance	$42	$63	$84
Net (decrease) increase in valuation allowance	(11)	(5)	33
Charge offs	(8)	(16)	(54)
Mortgage loans classified as held for sale	(2)	--	--
Ending balance	$21	$42	$63

The carrying value of past due mortgage loans as of December 31 is as follows:

($ in millions)	2013	2012
Less than 90 days past due	$--	$20
90 days or greater past due	--	4
Total past due	--	24
Current loans	4,173	5,919
Total mortgage loans	$4,173	$5,943

Municipal bonds

The Company maintains a diversified portfolio of municipal bonds.  The following table shows the principal geographic distribution of municipal bond issuers represented in the Company’s portfolio as of December 31.  No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2013	2012
California	15.9%	14.1%
Texas	13.5	11.8
Oregon	5.4	4.7
New Jersey	5.2	4.5
New York	5.2	7.1
Illinois	5.1	4.3

Concentration of credit risk

As of December 31, 2013, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholder’s equity.

Securities loaned

The Company’s business activities include securities lending programs with third parties, mostly large banks.  As of December 31, 2013 and 2012, fixed income securities with a carrying value of $312 million and $525 million, respectively, were on loan under these agreements.  Interest income on collateral, net of fees, was $1 million in each of 2013, 2012 and 2011.

Other investment information

Included in fixed income securities are below investment grade assets totaling $2.89 billion and $3.35 billion as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, fixed income securities and short-term investments with a carrying value of $53 million were on deposit with regulatory authorities as required by law.

As of December 31, 2013, the carrying value of fixed income securities that were non-income producing was $11 million.

7.  Fair Value of Assets and Liabilities

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2013.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2013
Assets
Fixed income securities:
U.S. government and agencies	$145	$621	$--		$766
Municipal	--	3,185	119		3,304
Corporate	--	20,308	1,008		21,316
Foreign government	--	792	--		792
ABS	--	895	112		1,007
RMBS	--	790	--		790
CMBS	--	763	1		764
Redeemable preferred stock	--	16	1		17
Total fixed income securities	145	27,370	1,241		28,756
Equity securities	593	51	6		650
Short-term investments	129	461	--		590
Other investments: Free-standing derivatives	--	268	9	$(11)	266
Separate account assets	5,039	--	--		5,039
Assets held for sale	1,854	9,812	362		12,028
Total recurring basis assets	7,760	37,962	1,618	(11)	47,329
Non-recurring basis (1)	--	--	17		17
Total assets at fair value	$7,760	$37,962	$1,635	$(11)	$47,346
% of total assets at fair value	16.4%	80.2%	3.4%	-- %	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$(307)		$(307)
Other liabilities: Free-standing derivatives	--	(185)	(14)	$7	(192)
Liabilities held for sale	--	--	(246)		(246)
Total recurring basis liabilities	--	(185)	(567)	7	(745)
Non-recurring basis (2)	--	--	(11,088)		(11,088)
Total liabilities at fair value	$--	$(185)	$(11,655)	$7	$(11,833)
% of total liabilities at fair value	-- %	1.6%	98.5%	(0.1) %	100.0%

(1) Includes $8 million of mortgage loans and $9 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

(2) Relates to LBL business held for sale (see Note 3).  The total fair value measurement includes $15,593 million of assets held for sale and $(14,899) million of liabilities held for sale, less $12,028 million of assets and $(246) million of liabilities measured at fair value on a recurring basis.

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

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
December 31, 2013
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.75%

Liabilities held for sale – Equity-indexed and forward starting options	$(246)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.91%

December 31, 2012
ARS backed by student loans	$202	Discounted cash flow model	Anticipated date liquidity will return to the market	18 - 60 months	32 - 44 months

Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(419)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.92%

If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.  If the anticipated date liquidity will return to the market is sooner (later), it would result in a higher (lower) fair value.

As of December 31, 2013 and 2012, Level 3 fair value measurements include $1.15 billion and $1.72 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  As of December 31, 2013, Level 3 fair value measurements for assets held for sale include $319 million of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2013.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$338	$(12)	$19	$--	$--
Corporate	1,501	32	(32)	84	(172)
ABS	199	(2)	30	17	(16)
RMBS	--	--	--	--	--
CMBS	21	(1)	3	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	2,060	17	20	101	(188)
Equity securities	7	--	--	--	--
Free-standing derivatives, net	(27)	19	--	--	--
Other assets	1	(1)	--	--	--
Assets held for sale	--	(2)	(6)	13	(13)
Total recurring Level 3 assets	$2,041	$33	$14	$114	$(201)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(553)	$89	$--	$--	$--
Liabilities held for sale	--	20	--	--	--
Total recurring Level 3 liabilities	$(553)	$109	$--	$--	$--

	Transfer to held for sale	Purchases/ Issues (2)	Sales	Settlements	Balance as of December 31, 2013
Assets
Fixed income securities:
Municipal	$(51)	$--	$(173)	$(2)	$119
Corporate	(244)	145	(173)	(133)	1,008
ABS	(85)	--	(8)	(23)	112
RMBS	--	--	--	--	--
CMBS	(5)	--	(17)	--	1
Redeemable preferred stock	--	--	--	--	1
Total fixed income securities	(385)	145	(371)	(158)	1,241
Equity securities	--	--	(1)	--	6
Free-standing derivatives, net	--	9	--	(6)	(5	) (3)
Other assets	--	--	--	--	--
Assets held for sale	385	--	(10)	(5)	362
Total recurring Level 3 assets	$--	$154	$(382)	$(169)	$1,604

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$265	$(111)	$--	$3	$(307)
Liabilities held for sale	(265)	(6)	--	5	(246)
Total recurring Level 3 liabilities	$--	$(117)	$--	$8	$(553)

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

There were no transfers between Level 1 and Level 2 during 2013 or 2011.  During 2012, certain U.S. government securities were transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.

During 2011, certain ABS, RMBS and CMBS were transferred into Level 2 from Level 3 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.  Additionally, in 2011 certain ABS that were valued based on non-binding broker quotes were transferred into Level 2 from Level 3 since the inputs were corroborated to be market observable.

Transfers into Level 3 during 2013, 2012 and 2011 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during 2013, 2012 and 2011 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of December 31.

($ in millions)	2013	2012	2011

Assets
Fixed income securities:
Municipal	$(4)	$--	$(2)
Corporate	13	15	19
ABS	(2)	--	(35)
CMBS	(2)	(3)	(12)
Total fixed income securities	5	12	(30)
Equity securities	--	--	(4)
Free-standing derivatives, net	10	6	(29)
Other assets	(1)	--	--
Assets held for sale	(2)	--	--
Total recurring Level 3 assets	$12	$18	$(63)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$89	$168	$(134)
Liabilities held for sale	20	--	--
Total recurring Level 3 liabilities	$109	$168	$(134)

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $121 million in 2013 and are reported as follows: $9 million in realized capital gains and losses, $9 million in net investment income, $35 million in interest credited to contractholder funds, $74 million in contract benefits and $(6) million in loss on disposition of operations.  These gains and losses total $186 million in 2012 and are reported as follows: $19 million in net investment income, $131 million in interest credited to contractholder funds and $36 million in contract benefits.  These gains and losses total $(197) million in 2011 and are reported as follows: $(105) million in realized capital gains and losses, $42 million in net investment income, $(102) million in interest credited to contractholder funds and $(32) million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	December 31, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$4,173	$4,300	$5,943	$6,223
Cost method limited partnerships	605	799	617	778
Agent loans	341	325	319	314
Bank loans	160	161	282	282
Notes due from related party	275	275	275	275
Assets held for sale	1,458	1,532	--	--

The fair value of mortgage loans, including those classified as assets held for sale, is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of cost method limited partnerships is determined using reported net asset values of the underlying funds.  The fair value of agent loans, which are reported in other investments, is based on discounted cash flow calculations that use discount rates with a spread over U.S. Treasury rates.  Assumptions used in developing estimated cash flows and discount rates consider the loan’s credit and liquidity risks.  The fair value of bank loans, which are reported in other investments or assets held for sale, is based on broker quotes from brokers familiar with the loans and current market conditions.  The fair value of notes due from related party, which are reported in other investments, is based on discounted cash flow calculations using current interest rates for instruments with comparable terms.  The fair value measurements for mortgage loans, cost method limited partnerships, agent loans, bank loans and notes due from related party and assets held for sale are categorized as Level 3.

Financial liabilities

($ in millions)	December 31, 2013		December 31, 2012
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$15,542	$16,198	$26,984	$27,989
Notes due to related parties	282	282	496	496
Liability for collateral	328	328	561	561
Liabilities held for sale	7,417	7,298	--	--

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

8.  Derivative Financial Instruments and Off-balance sheet Financial Instruments

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

The Company may also use derivatives to manage the risk associated with corporate actions, including the sale of a business.  During December 2013, swaptions were utilized to hedge the expected proceeds from the pending disposition of LBL.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of December 31, 2013, the Company pledged $4 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2013.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$1	$1	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swaption agreements	Other investments	1,420	n/a	--	--	--
Interest rate cap agreements	Other investments	61	n/a	2	2	--
Equity and index contracts
Options and warrants (2)	Other investments	3	10,035	261	261	--
Financial futures contracts	Other assets	--	627	--	--	--
Foreign currency contracts
Foreign currency forwards	Other investments	47	n/a	--	--	--
Embedded derivative financial instruments
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Credit default contracts
Credit default swaps – buying protection	Other investments	1	n/a	--	--	--
Credit default swaps – selling protection	Other investments	85	n/a	2	2	--
Other contracts
Other contracts	Other assets	4	n/a	--	--	--
Subtotal		1,633	10,662	253	265	(12)

Total asset derivatives		$1,649	10,662	$254	$266	$(12)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$132	n/a	$(15)	$--	$(15)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	4	4	--
Interest rate swaption agreements	Other liabilities & accrued expenses	4,570	n/a	1	1	--
Interest rate cap agreements	Other liabilities & accrued expenses	262	n/a	4	4	--
Equity and index contracts
Options	Other liabilities & accrued expenses	55	10,035	(165)	2	(167)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	738	n/a	(43)	--	(43)
Guaranteed withdrawal benefits	Contractholder funds	506	n/a	(13)	--	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,693	n/a	(247)	--	(247)
	Liabilities held for sale	2,363	n/a	(246)	--	(246)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(4)	--	(4)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	171	n/a	(2)	--	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(15)	--	(15)
Subtotal		10,628	10,035	(726)	11	(737)
Total liability derivatives		10,760	10,035	(741)	$11	$(752)

Total derivatives		$12,409	20,697	$(487)

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

($ in millions, except number of contracts)		Volume (1)
Asset derivatives	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$2	$2	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other investments	5,541	n/a	19	28	(9)
Interest rate cap agreements	Other investments	372	n/a	1	1	--
Financial futures contracts	Other assets	n/a	2	--	--	--
Equity and index contracts
Options and warrants (2)	Other investments	146	12,400	125	125	--
Financial futures contracts	Other assets	n/a	249	2	2	--
Foreign currency contracts
Foreign currency forwards	Other investments	44	n/a	--	--	--
Embedded derivative financial instruments
Conversion options	Fixed income securities	5	n/a	--	--	--
Equity-indexed call options	Fixed income securities	90	n/a	9	9	--
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Credit default contracts
Credit default swaps – buying protection	Other investments	32	n/a	(1)	--	(1)
Credit default swaps – selling protection	Other investments	100	n/a	1	1	--
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Subtotal		6,346	12,651	145	167	(22)
Total asset derivatives		$6,362	12,651	$147	$169	$(22)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$135	n/a	$(19)	$--	$(19)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	1,185	n/a	16	18	(2)
Interest rate swaption agreements	Other liabilities & accrued expenses	250	n/a	--	--	--
Interest rate cap agreements	Other liabilities & accrued expenses	429	n/a	1	1	--
Financial futures contracts	Other liabilities & accrued expenses	--	357	--	--	--
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	--	12,262	(58)	--	(58)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	820	n/a	(86)	--	(86)
Guaranteed withdrawal benefits	Contractholder funds	554	n/a	(39)	--	(39)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	3,916	n/a	(419)	--	(419)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(9)	--	(9)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	193	n/a	(2)	--	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	130	n/a	(30)	--	(30)
Subtotal		7,562	12,619	(626)	19	(645)

Total liability derivatives		7,697	12,619	(645)	$19	$(664)

Total derivatives		$14,059	25,270	$(498)

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2013
Asset derivatives	$14	$(11)	$--	$3	$(3)	$--
Liability derivatives	(33)	11	(4)	(26)	22	(4)

December 31, 2012
Asset derivatives	$52	$(29)	$(18)	$5	$(5)	$--
Liability derivatives	(63)	29	--	(34)	25	(9)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the years ended December 31.

($ in millions)	2013	2012	2011
Gain (loss) recognized in OCI on derivatives during the period	$3	$(6)	$4
Loss recognized in OCI on derivatives during the term of the hedging relationship	(13)	(17)	(12)
Loss reclassified from AOCI into income (net investment income)	(1)	--	--
Loss reclassified from AOCI into income (realized capital gains and losses)	--	(1)	(1)

Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses in 2013, 2012 or 2011.

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31.  In 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	2013
	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
Interest rate contracts	$3	$--	$--	$(6)	$(3)
Equity and index contracts	--	--	94	--	94
Embedded derivative financial instruments	(1)	74	(75)	--	(2)
Foreign currency contracts	(2)	--	--	--	(2)
Credit default contracts	14	--	--	--	14
Other contracts	--	--	(3)	--	(3)
Total	$14	$74	$16	$(6)	$98

	2012
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$--	$--	$--	$(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	2	--	--	2
Equity and index contracts	--	--	--	56	56
Embedded derivative financial instruments	--	20	36	134	190
Foreign currency contracts	--	(2)	--	--	(2)
Credit default contracts	--	15	--	--	15
Other contracts	--	--	--	3	3
Subtotal	--	35	36	193	264
Total	$(1)	$35	$36	$193	$263

	2011
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(2)	$(8)	$--	$(5)	$(15)
Foreign currency and interest rate contracts	--	--	--	(32)	(32)
Subtotal	(2)	(8)	--	(37)	(47)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	--	(151)	--	--	(151)
Equity and index contracts	--	--	--	(2)	(2)
Embedded derivative financial instruments	--	(45)	(32)	(38)	(115)
Credit default contracts	--	2	--	--	2
Other contracts	--	--	--	7	7
Subtotal	--	(194)	(32)	(33)	(259)
Total	$(2)	$(202)	$(32)	$(70)	$(306)

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

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of December 31, 2013, counterparties pledged $8 million in cash and securities to the Company, and the Company pledged $23 million in securities to counterparties which includes $14 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $9 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

($ in millions)	2013				2012
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$22	$1	$1	1	$19	$--	$--
A	4	1,523	2	--	3	2,252	12	--
A-	1	24	1	--	2	311	1	1
BBB+	1	3	--	--	1	3,617	11	--
BBB	1	76	1	--	--	--	--	--
Total	8	$1,648	$5	$1	7	$6,199	$24	$1

(1)	Rating is the lower of S&P or Moody’s ratings.
(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.

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

($ in millions)	2013	2012
Gross liability fair value of contracts containing credit-risk-contingent features	$25	$62
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(9)	(28)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(14)	(25)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$2	$9

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
December 31, 2013
Single name
Investment grade corporate debt (1)	$--	$5	$--	$--	$5	$--
Baskets
First-to-default
Municipal	--	100	--	--	100	(15)
Index
Investment grade corporate debt (1)	1	20	55	4	80	2
Total	$1	$125	$55	$4	$185	$(13)

December 31, 2012
Single name
Investment grade corporate debt (1)	$--	$5	$--	$--	$5	$--
Municipal	25	--	--	--	25	(3)
Subtotal	25	5	--	--	30	(3)
Baskets
First-to-default
Municipal	--	100	--	--	100	(26)
Index
Investment grade corporate debt (1)	1	26	68	5	100	--
Total	$26	$131	$68	$5	$230	$(29)

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

Off-balance sheet financial instruments

The contractual amounts of off-balance sheet financial instruments as of December 31 are as follows:

($ in millions)	2013	2012
Commitments to invest in limited partnership interests	$1,366	$947
Commitments to extend mortgage loans	1	67
Private placement commitments	5	6
Other loan commitments	26	7

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

Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract.  The Company enters into these agreements to commit to future loan fundings at a predetermined interest rate.  Commitments generally have fixed expiration dates or other termination clauses.  The fair value of commitments to extend mortgage loans, which are secured by the underlying properties, is zero as of December 31, 2013, and is valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers.

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

Other loan commitments are agreements to lend to a borrower provided there is no violation of any condition established in the contract.  The Company enters into these agreements to commit to future loan fundings at predetermined interest rates.  Commitments generally have varying expiration dates or other termination clauses.  The fair value of these commitments is insignificant.

9.  Reserve for Life-Contingent Contract Benefits and Contractholder Funds

As of December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2013	2012
Immediate fixed annuities:
Structured settlement annuities	$6,645	$7,274
Other immediate fixed annuities	2,279	2,382
Traditional life insurance	2,329	2,899
Accident and health insurance	236	1,448
Other	100	114
Total reserve for life-contingent contract benefits	$11,589	$14,117

The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits.

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 0% to 9.0%	Present value of contractually specified future benefits

Other immediate fixed annuities

1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications; Annuity 2000 mortality table; 1983 individual annuity mortality table with internal modifications

		Interest rate assumptions range from 0% to 11.5%	Present value of expected future benefits based on historical experience

Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 2.5% to 11.3%	Net level premium reserve method using the Company’s withdrawal experience rates; includes reserves for unpaid claims

Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 3.0% to 6.0%	Unearned premium; additional contract reserves for mortality risk and unpaid claims

Other: Variable annuity guaranteed minimum death benefits (1)	Annuity 2000 mortality table with internal modifications	Interest rate assumptions range from 4.0% to 5.8%	Projected benefit ratio applied to cumulative assessments

(1) In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively “Prudential”).

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies.  A liability of $771 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2012.  The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.  The liability is zero as of December 31, 2013.

As of December 31, contractholder funds consist of the following:

($ in millions)	2013	2012
Interest-sensitive life insurance	$7,104	$10,356
Investment contracts:
Fixed annuities	16,172	25,851
Funding agreements backing medium-term notes	89	1,867
Other investment contracts	239	560
Total contractholder funds	$23,604	$38,634

The following table highlights the key contract provisions relating to contractholder funds.

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0% to 10.0% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years

Fixed annuities	Interest rates credited range from 0% to 9.8% for immediate annuities; (8.0)% to 13.5% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.1% to 6.0% for all other products

Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 25.8% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Funding agreements backing medium-term notes	Interest rates credited range from 1.8% to 5.4%	Not applicable

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

Contractholder funds include funding agreements held by VIEs issuing medium-term notes.  The VIEs are Allstate Life Funding, LLC, Allstate Financial Global Funding, LLC and Allstate Life Global Funding, and their primary assets are funding agreements used exclusively to back medium-term note programs.

Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2013	2012	2011
Balance, beginning of year	$38,634	$41,669	$46,458
Deposits	2,338	2,180	1,869
Interest credited	1,268	1,296	1,592
Benefits	(1,521)	(1,454)	(1,454)
Surrenders and partial withdrawals	(3,279)	(3,969)	(4,908)
Maturities of and interest payments on institutional products	(1,799)	(138)	(867)
Contract charges	(1,032)	(995)	(962)
Net transfers from separate accounts	12	11	12
Fair value hedge adjustments for institutional products	--	--	(34)
Other adjustments	(72)	34	(37)
Classified as held for sale	(10,945)	--	--
Balance, end of year	$23,604	$38,634	$41,669

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

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives.  The account balances of variable annuities contracts’ separate accounts with guarantees included $5.20 billion and $5.23 billion of equity, fixed income and balanced mutual funds and $748 million and $721 million of money market mutual funds as of December 31, 2013 and 2012, respectively.

The table below presents information regarding the Company’s variable annuity contracts with guarantees.  The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	December 31,
	2013	2012
In the event of death
Separate account value	$5,951	$5,947
Net amount at risk (1)	$636	$1,044
Average attained age of contractholders	68 years	67 years
At annuitization (includes income benefit guarantees)
Separate account value	$1,463	$1,416
Net amount at risk (2)	$252	$418
Weighted average waiting period until annuitization options available	None	None
For cumulative periodic withdrawals
Separate account value	$488	$532
Net amount at risk (3)	$9	$16
Accumulation at specified dates
Separate account value	$732	$811
Net amount at risk (4)	$27	$50
Weighted average waiting period until guarantee date	5 years	6 years

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

The following table summarizes the liabilities for guarantees.

($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2012 (1)	$309	$235	$129	$673
Less reinsurance recoverables	113	220	125	458
Net balance as of December 31, 2012	196	15	4	215
Incurred guarantee benefits	83	(1)	5	87
Paid guarantee benefits	(2)	--	--	(2)
Net change	81	(1)	5	85
Net balance as of December 31, 2013	277	14	9	300
Plus reinsurance recoverables	100	99	56	255
Balance, December 31, 2013 (2)	$377	$113	$65	$555

Balance, December 31, 2011 (3)	$289	$191	$164	$644
Less reinsurance recoverables	116	175	162	453
Net balance as of December 31, 2011	173	16	2	191
Incurred guarantee benefits	25	(1)	2	26
Paid guarantee benefits	(2)	--	--	(2)
Net change	23	(1)	2	24
Net balance as of December 31, 2012	196	15	4	215
Plus reinsurance recoverables	113	220	125	458
Balance, December 31, 2012 (1)	$309	$235	$129	$673

(1) Included in the total liability balance as of December 31, 2012 are reserves for variable annuity death benefits of $112 million, variable annuity income benefits of $221 million, variable annuity accumulation benefits of $86 million, variable annuity withdrawal benefits of $39 million and other guarantees of $215 million.

(2) Included in the total liability balance as of December 31, 2013 are reserves for variable annuity death benefits of $98 million, variable annuity income benefits of $99 million, variable annuity accumulation benefits of $43 million, variable annuity withdrawal benefits of $13 million and other guarantees of $302 million.

(3) Included in the total liability balance as of December 31, 2011 are reserves for variable annuity death benefits of $116 million, variable annuity income benefits of $175 million, variable annuity accumulation benefits of $105 million, variable annuity withdrawal benefits of $57 million and other guarantees of $191 million.

10.  Reinsurance

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

In addition, the Company has used reinsurance to effect the acquisition or disposition of certain blocks of business.  The Company had reinsurance recoverables of $1.51 billion and $1.69 billion as of December 31, 2013 and 2012, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements.  In 2013, premiums and contract charges of $120 million, contract benefits of $139 million, interest credited to contractholder funds of $22 million, and operating costs and expenses of $23 million were ceded to Prudential.  In 2012, premiums and contract charges of $128 million, contract benefits of $91 million, interest credited to contractholder funds of $23 million, and operating costs and expenses of $25 million were ceded to Prudential.  In 2011, premiums and contract charges of $152 million, contract benefits of $121 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $27 million were ceded to Prudential.  In addition, as of December 31, 2013 and 2012 the Company had reinsurance recoverables of $156 million and $160 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.

As of December 31, 2013, the gross life insurance in force was $540.16 billion of which $195.41 billion was ceded to the unaffiliated reinsurers.

The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Direct	$2,093	$2,121	$2,229
Assumed
Affiliate	124	115	113
Non-affiliate	68	40	20
Ceded-non-affiliate	(618)	(654)	(730)
Premiums and contract charges, net of reinsurance	$1,667	$1,622	$1,632

The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Direct	$1,805	$2,051	$2,036
Assumed
Affiliate	82	80	78
Non-affiliate	50	34	19
Ceded-non-affiliate	(331)	(644)	(631)
Contract benefits, net of reinsurance	$1,606	$1,521	$1,502

The effects of reinsurance on interest credited to contractholder funds for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Direct	$1,240	$1,288	$1,614
Assumed
Affiliate	9	10	10
Non-affiliate	29	19	11
Ceded-non-affiliate	(27)	(28)	(27)
Interest credited to contractholder funds, net of reinsurance	$1,251	$1,289	$1,608

Reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2013	2012
Annuities	$1,648	$1,831
Life insurance	1,025	1,606
Long-term care insurance	78	1,049
Other	3	84
Total	$2,754	$4,570

As of December 31, 2013 and 2012, approximately 92% and 95%, respectively, of the Company’s reinsurance recoverables are due from companies rated A- or better by S&P.

11.  Deferred Policy Acquisition and Sales Inducement Costs

Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Balance, beginning of year	$1,834	$2,165	$2,526
Acquisition costs deferred	254	262	241
Amortization charged to income	(240)	(324)	(430)
Effect of unrealized gains and losses	226	(269)	(172)
Classified as held for sale	(743)	--	--
Balance, end of year	$1,331	$1,834	$2,165

DSI activity, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2013	2012	2011
Balance, beginning of year	$41	$41	$86
Sales inducements deferred	24	22	7
Amortization charged to income	(7)	(14)	(23)
Effect of unrealized gains and losses	12	(8)	(29)
Classified as held for sale	(28)	--	--
Balance, end of year	$42	$41	$41

12.  Guarantees and Contingent Liabilities

Guaranty funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.  Amounts assessed to each company are typically related to its proportion of business written in each state.  The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency and the amount of the loss is reasonably estimable.  In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction.  In certain states there must also be a final order of liquidation.  As of December 31, 2013 and 2012, the liability balance included in other liabilities and accrued expenses was $27 million and $40 million, respectively.  The related premium tax offsets included in other assets were $31 million and $32 million as of December 31, 2013 and 2012, respectively.

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $4 million as of December 31, 2013.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of December 31, 2013.

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

13.  Income Taxes

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

The Internal Revenue Service (“IRS”) is currently examining the Allstate Group’s 2011 and 2012 federal income tax returns.  The IRS has completed its examination of the Allstate Group’s 2009 and 2010 federal income tax returns and issued a Revenue Agent’s Report on April 15, 2013.  The Allstate Group protested certain of the adjustments contained in the report and the case was forwarded to Appeals on June 13, 2013.  The IRS has also completed its examinations of the Allstate Group’s federal income tax returns for the years 2005-2008 and a final settlement for those years has been approved by the Joint Committee on Taxation.  The Allstate Group’s tax years prior to 2005 have been examined by the IRS and the statute of limitations has expired on those years.  Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

The Company had no liability for unrecognized tax benefits as of December 31, 2013, 2012 or 2011, and believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months.  No amounts have been accrued for interest or penalties.

The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2013	2012
Deferred assets
Sale of subsidiary	$196	$27
Difference in tax bases of investments	44	53
Other assets	6	1
Total deferred assets	246	81
Deferred liabilities
Unrealized net capital gains	(501)	(883)
DAC	(470)	(444)
Life and annuity reserves	(273)	(193)
Other liabilities	(94)	(85)
Total deferred liabilities	(1,338)	(1,605)

Net deferred liability before classification as held for sale	(1,092)	(1,524)

Deferred taxes classified as held for sale	(151)	--

Net deferred liability	$(941)	$(1,524)

Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.

The components of income tax expense for the years ended December 31 are as follows:

($ in millions)	2013	2012	2011
Current	$71	$(82)	$29
Deferred	(52)	261	196
Total income tax expense	$19	$179	$225

The Company received refunds of $11 million and $58 million in 2013 and 2012, respectively, and paid income taxes of $72 million in 2011.  The Company had current income tax payable of $5 million as of December 31, 2013 and current income tax receivable of $77 million as of December 31, 2012.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2013	2012	2011
Statutory federal income tax rate - (benefit) expense	(35.0)%	35.0%	35.0%
Tax credits	(181.8)	(3.8)	(1.4)
Dividends received deduction	(46.1)	(1.4)	(1.2)
Adjustments to prior year tax liabilities	(14.1)	(0.3)	(0.2)
Sale of subsidiary	351.3	--	--
State income taxes	15.3	--	0.3
Non-deductible expenses	6.8	0.1	--
Other	0.1	--	--
Effective income tax rate - expense	96.5%	29.6%	32.5%

14.  Capital Structure

Debt outstanding

All of the Company’s outstanding debt as of December 31, 2013 and 2012 relates to intercompany obligations.  These obligations reflect notes due to related parties and are discussed in Note 5.  The Company paid $27 million, $48 million and $97 million of interest on debt in 2013, 2012 and 2011, respectively.

15.  Statutory Financial Information and Dividend Limitations

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

Statutory net income (loss) of ALIC and its insurance subsidiaries was $447 million, $382 million and $(83) million in 2013, 2012 and 2011, respectively.  Statutory capital and surplus was $2.88 billion and $3.38 billion as of December 31, 2013 and 2012, respectively.

Dividend Limitations

The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors.  The payment of shareholder dividends by ALIC to AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months.  Based on the formula and absent the limitation discussed as follows, the maximum amount of dividends ALIC would be able to pay without prior IL DOI approval at a given point in time during 2014 is $258 million.  However, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for ALIC totaled a deficit position of $504 million as of December 31, 2013.  Therefore, ALIC is not able to pay dividends without prior IL DOI approval as of December 31, 2013.  ALIC will be able to pay dividends without prior IL DOI approval when its unassigned surplus excluding unrealized appreciation from investments becomes positive.

Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write.  Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators.  A company’s

“authorized control level RBC” is calculated using various factors applied to certain financial balances and activity.  Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions.  Company action level RBC is significantly in excess of the minimum capital requirements.  Total statutory capital and surplus and authorized control level RBC of ALIC were $2.88 billion and $554 million, respectively, as of December 31, 2013.  ALIC’s insurance subsidiaries are included as a component of ALIC’s total statutory capital and surplus.

Intercompany transactions

Notification and approval of intercompany lending activities is also required by the IL DOI when ALIC does not have unassigned surplus and for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

16.  Benefit Plans

Pension and other postretirement plans

Defined benefit pension plans, sponsored by the Corporation, cover most full-time employees, certain part-time employees and employee-agents.  Benefits under the pension plans are based upon the employee’s length of service and eligible annual compensation.  The cost allocated to the Company for the pension plans was $51 million, $36 million and $22 million in 2013, 2012 and 2011, respectively.

The Corporation has reserved the right to modify or terminate its benefit plans at any time and for any reason.

Allstate 401(k) Savings Plan

Employees of AIC are eligible to become members of the Allstate 401(k) Savings Plan (“Allstate Plan”).  The Corporation’s contributions are based on the Corporation’s matching obligation and certain performance measures. The cost allocated to the Company for the Allstate Plan was $6 million, $6 million and $5 million in 2013, 2012 and 2011, respectively.

17.  Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2013			2012			2011
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,047)	$367	$(680)	$1,180	$(414)	$766	$1,001	$(350)	$651
Less: reclassification adjustment of realized capital gains and losses	42	(15)	27	(84)	29	(55)	579	(203)	376
Unrealized net capital gains and losses	(1,089)	382	(707)	1,264	(443)	821	422	(147)	275
Unrealized foreign currency translation adjustments	3	(1)	2	--	--	--	(2)	1	(1)
Other comprehensive (loss) income	$(1,086)	$381	$(705)	$1,264	$(443)	$821	$420	$(146)	$274

18.  Quarterly Results (unaudited)

($ in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues	$1,049	$1,052	$1,087	$1,065	$1,016	$970	$1,076	$1,116
Net income (loss)	109	83	150	98	(394)	103	97	142

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, Illinois 60062

We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of December 31, 2013 and 2012, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder’s Equity, and Cash Flows for each of the three years in the period ended December 31, 2013.  Our audits also included the consolidated financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois

March 5, 2014

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 14.  Principal Accounting Fees and Services

(1), (2), (3) and (4) Disclosure of fees -

The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2013 and 2012.

	2013	2012 (c)
Audit fees (a)	$3,037,600	$3,169,400
Audit related fees (b)	30,000	146,900
Total fees	$3,067,600	$3,316,300

______________________

(a)

Fees for audits of annual financial statements, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents, and review of documents filed with the Securities and Exchange Commission. The amount disclosed does not reflect reimbursed audit fees received from non-Deloitte entities in the amounts of $304,000 and $253,400 for 2013 and 2012, respectively.

(b)	Audit related fees relate primarily to professional services such as accounting consultations relating to new accounting standards and are set forth below.
	2013	2012
Adoption of new accounting standards	$--	$61,900
Audits and other attestation services	30,000	30,000
Other	--	55,000
Audit related fees	$30,000	$146,900

The amount disclosed does not reflect reimbursed audit fees received from non-Deloitte entities in the amount of $44,000 for 2012.

(c)       Total fees for 2012 have been increased by $227,000 primarily to reflect fees for non-recurring reviews related to Allstate Financial’s experience studies and separate accounts.

(5)(i) and (ii) Audit Committee’s pre-approval policies and procedures -

The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life.  Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99 – The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant’s Services (the “Pre-Approval Policy”).  In addition, in 2005 the Audit Committee of Allstate Life adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life.  All of the services provided by Deloitte & Touche LLP to Allstate Life in 2013 and 2012 were approved by The Allstate Corporation and Allstate Life Audit Committees.

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

Item 15.  (a) (3)

The following is a list of the exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3(i)	Articles of Amendment to the Articles of Incorporation of Allstate Life Insurance Company dated December 29, 1999.	10	000-31248	3.1	April 24, 2002
3(ii)	Amended and Restated By-Laws of Allstate Life Insurance Company effective March 15, 2007.	8-K	000-31248	3(ii)	March 20, 2007
4	See Exhibits 3 (i) and 3 (ii).
10.2	Credit Agreement dated April 27, 2012 among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Bank of America, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	1-11840	10.6	May 2, 2012
10.3	Surplus Note Purchase Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective, August 1, 2005.	10-Q	000-31248	10.2	November 7, 2005
10.4	Pledge and Security Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective August 1, 2005.	10-Q	000-31248	10.3	November 7, 2005
10.5	Intercompany Loan Agreement between The Allstate Corporation, Allstate Life Insurance Company, Lincoln Benefit Life Company and other certain subsidiaries of The Allstate Corporation effective February 1, 1996.	10-K	000-31248	10.24	March 13, 2007
10.6	Amended and Restated Intercompany Liquidity Agreement between Allstate Insurance Company, Allstate Life Insurance Company and The Allstate Corporation effective as of May 8, 2008.	10-Q	000-31248	10.2	May 14, 2008
10.7	Revolving Loan Credit Agreement, effective December 20, 2010 between American Heritage Life Insurance Company and Road Bay Investments, LLC.	8-K	000-31248	10.1	December 27, 2010

10.8	Pledge and Security Agreement, dated as of December 20, 2010, between Road Bay Investments, LLC and American Heritage Life Insurance Company securing obligations under the Revolving Loan Credit Agreement.	8-K	000-31248	10.2	December 27, 2010
10.9	Form of Asset Purchase Agreement between Allstate Insurance Company and Road Bay Investments, LLC dated as of March 24, 2011.	10-Q	000-31248	10.1	May 4, 2011
10.10	Form of Pledge and Security Agreement between Road Bay Investments, LLC and Allstate Insurance Company dated as of March 24, 2011.	10-Q	000-31248	10.2	May 4, 2011
10.11	Capital Support Agreement between Allstate Life Insurance Company and Allstate Insurance Company effective December 14, 2007.	8-K	000-31248	10.1	February 7, 2008
10.12	Form of Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2004.	10-K	000-31248	10.1	March 17, 2008
10.13	Form of Amendment No. 1 effective January 1, 2009 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates dated as of January 1, 2009.	8-K	000-31248	10.1	February 17, 2010
10.14	Letter Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates, including Allstate Life Insurance Company, effective December 1, 2007.	8-K	000-31248	10.1	May 23, 2008
10.15	Addendum among Allstate Insurance Company and certain affiliates dated August 17, 2011 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective as of January 1, 2004, as amended by amendment No. 1 effective as of January 1, 2009.	10-K	000-31248	10.20	March 8, 2012
10.16	New York Insurer Supplement to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation, Allstate Life Insurance Company of New York and Intramerica Life Insurance Company, effective March 5, 2005.	10-Q	000-31248	10.2	August 8, 2005
10.17	Limited Servicing Agreement among Allstate Life Insurance Company, Allstate Distributors, L.L.C. and Allstate Financial Services, LLC effective October 1, 2002.	10-K	000-31248	10.40	March 17, 2008
10.18	Form of Investment Management Agreement among Allstate Investment Management Company, The Allstate Corporation and certain affiliates effective February 1, 2012.	8-K	000-31248	10.1	February 7, 2012
10.19	Form of Investment Management Agreement among Allstate Investments, LLC, Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2007.	10-K	000-31248	10.12	March 17, 2008
10.20	Investment Advisory Agreement and Amendment to Service Agreement as of January 1, 2002 between Allstate Insurance Company, Allstate Investments, LLC and Allstate Life Insurance Company of New York.	10	000-31248	10.31	April 24, 2002
10.21	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company, effective July 1, 2005.	10-Q	000-31248	10.1	November 7, 2005
10.22	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company effective as of March 31, 2008.	8-K	000-31248	10.1	December 23, 2008
10.23	Investment Advisory Agreement by and between Allstate Insurance Company and Intramerica Life Insurance Company effective July 1, 1999.	10	000-31248	10.29	April 24, 2002
10.24	Assignment and Assumption Agreement dated as of January 1, 2002 among Allstate Insurance Company, Allstate Investments, LLC and Intramerica Life Insurance Company.	10	000-31248	10.30	April 24, 2002
10.25	Assignment & Delegation of Administrative Services Agreements, Underwriting Agreements, and Selling Agreements entered into as of September 1, 2011 between ALFS, Inc., Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C., Charter National Life Insurance Company, Intramerica Life Insurance Company, Allstate Financial Services, LLC, and Lincoln Benefit Life Company.	8-K	000-31248	10.1	September 1, 2011

10.26	Selling Agreement by and among Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc., f/k/a Allstate Life Financial Services, Inc., merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.) effective July 26, 1999.	10-K	000-31248	10.6	March 26, 2004
10.27	Amendment effective August 1, 1999 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.1	November 10, 2004
10.28	Amendment effective September 28, 2001 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.2	November 10, 2004
10.29	Amendment effective February 15, 2002 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.3	November 10, 2004
10.30	Amendment effective April 21, 2003 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.4	November 10, 2004
10.31	Selling Agreement and Addenda to Agreement between Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 17, 2001, December 31, 2001 and November 18, 2002, respectively.	10-K	000-31248	10.39	March 17, 2008
10.32	Selling Agreement by and among Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 1, 2005.	10-K	000-31248	10.7	March 26, 2004
10.33	Selling Agreement by and between Lincoln Benefit Life Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective August 2, 1999.	10-K	000-31248	10.8	March 26, 2004
10.34	Marketing Coordination and Administrative Services Agreement among Allstate Insurance Company, Allstate Life Insurance Company and Allstate Financial Services, LLC effective January 1, 2003.	10-K	000-31248	10.9	March 26, 2004
10.35	First Amendment to Marketing Coordination and Administrative Services Agreement by and among Allstate Life Insurance Company, Allstate Financial Services, LLC and Allstate Insurance Company effective January 1, 2006.	10-Q	000-31248	10.1	August 8, 2006
10.36	Marketing Agreement by and among Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective June 10, 2003.	10-K	000-31248	10.41	March 17, 2008
10.37	Reinsurance and Administrative Services Agreement by and between American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective February 1, 1998.	8-K	000-31248	10.3	January 30, 2008
10.38	Novation and Assignment Agreement by and among Allstate Life Insurance Company, American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective June 30, 2004.	8-K	000-31248	10.2	January 30, 2008
10.39	Amendment to Reinsurance Agreement effective December 1, 2007, by and between American Heritage Life Insurance Company and Allstate Life Insurance Company.	8-K	000-31248	10.1	January 30, 2008

10.40	Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	8-K	000-31248	10.2	January 9, 2008
10.41	Amendment No. 1 dated as of January 1, 2008 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	8-K	000-31248	10.1	January 9, 2008
10.42	Amendment No. 2 dated and effective as of April 1, 2011 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	10-Q	000-31248	10.4	August 5, 2011
10.43	Retrocessional Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	10-K	000-31248	10.23	March 16, 2005
10.44	Reinsurance Agreement effective October 1, 2008 between American Heritage Life Insurance Company and Allstate Life Insurance Company.	8-K	000-31248	10.1	October 28, 2008
10.45	Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.	8-K	000-31248	10.1	July 15, 2010
10.46	Amendment No. 1 dated and effective as of July 18, 2011 to Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.	10-Q	000-31248	10.3	August 5, 2011
10.47	Reinsurance Agreement effective September 30, 2012 between Lincoln Benefit Life Company and Lincoln Benefit Reinsurance Company.	8-K	000-31248	10.1	October 3, 2012
10.48	Form of Tax Sharing Agreement by and among The Allstate Corporation and certain affiliates dated as of November 12, 1996.	10-K	000-31248	10.24	March 17, 2008
10.49	Agreement for the Settlement of State and Local Tax Credits among Allstate Insurance Company and certain of its affiliates, including Allstate Life Insurance Company effective January 1, 2007.	8-K	000-31248	10.1	February 21, 2008
10.50	Stock Purchase Agreement, dated July 17, 2013, among the Registrant, Resolution Life Holdings, Inc., and Resolution Life L.P.	8-K	1-11840	10.1	July 22, 2013
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
99	The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant’s Services effective February 23, 2009.	10-K	000-31248	99	March 19, 2009
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

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
March 5, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Don Civgin	President, Chief Executive Officer	March 5, 2014
Don Civgin	and a Director (Principal Executive Officer)

/s/ Jesse E. Merten	Senior Vice President, Chief Financial	March 5, 2014
Jesse E. Merten	Officer and a Director (Principal Financial Officer)

/s/ Thomas J. Wilson	Chairman of the Board and a Director	March 5, 2014
Thomas J. Wilson

/s/ Angela K. Fontana	Director	March 5, 2014
Angela K. Fontana

/s/ Judith P. Greffin	Director	March 5, 2014
Judith P. Greffin

/s/ Gregory J. Guidos	Director	March 5, 2014
Gregory J. Guidos

/s/ Wilford J. Kavanaugh	Director	March 5, 2014
Wilford J. Kavanaugh

/s/ Samuel H. Pilch	Director	March 5, 2014
Samuel H. Pilch

/s/ John C. Pintozzi	Director	March 5, 2014
John C. Pintozzi

/s/ Steven E. Shebik	Director	March 5, 2014
Steven E. Shebik

/s/ Matthew E. Winter	Director	March 5, 2014
Matthew E. Winter

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

DECEMBER 31, 2013

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$678	$766	$766
States, municipalities and political subdivisions	3,135	3,304	3,304
Foreign governments	715	792	792
Public utilities	4,810	5,143	5,143
Convertibles and bonds with warrants attached	139	106	106
All other corporate bonds	15,448	16,067	16,067
Asset-backed securities	1,011	1,007	1,007
Residential mortgage-backed securities	752	790	790
Commercial mortgage-backed securities	724	764	764
Redeemable preferred stocks	15	17	17
Total fixed maturities	27,427	$28,756	28,756

Equity securities:
Common stocks:
Public utilities	34	$34	34
Banks, trusts and insurance companies	19	20	20
Industrial, miscellaneous and all other	511	595	595
Nonredeemable preferred stocks	1	1	1
Total equity securities	565	$650	650

Mortgage loans on real estate	4,173	$4,300	4,173
Real estate (includes $19 acquired in satisfaction of debt)	46		46
Policy loans	623		623
Derivative instruments	265	$266	266
Limited partnership interests	2,064		2,064
Other long-term investments	776		776
Short-term investments	590	$590	590
Total investments	$36,529		$37,944

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2013

Life insurance in force	$512,105	$195,414	$28,060	$344,751	8.1%

Premiums and contract charges:
Life insurance	$1,969	$532	$125	$1,562	8.0%

Accident and health insurance	124	86	67	105	63.8%

Total premiums and contract charges	$2,093	$618	$192	$1,667	11.5%

Year ended December 31, 2012

Life insurance in force	$505,436	$208,967	$28,211	$324,680	8.7%

Premiums and contract charges:
Life insurance	$1,978	$550	$95	$1,523	6.2%

Accident and health insurance	143	104	60	99	60.6%

Total premiums and contract charges	$2,121	$654	$155	$1,622	9.6%

Year ended December 31, 2011

Life insurance in force	$504,176	$221,372	$22,108	$304,912	7.3%

Premiums and contract charges:
Life insurance	$2,072	$610	$72	$1,534	4.7%

Accident and health insurance	157	120	61	98	62.2%

Total premiums and contract charges	$2,229	$730	$133	$1,632	8.1%

(1) No reinsurance or coinsurance income was netted against premium ceded in 2013, 2012 or 2011.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period

Year ended December 31, 2013

Allowance for estimated losses on mortgage loans	$42	$(11)	$--	$10	$21

Year ended December 31, 2012

Allowance for estimated losses on mortgage loans	$63	$(5)	$--	$16	$42

Year ended December 31, 2011

Allowance for estimated losses on mortgage loans	$84	$33	$--	$54	$63