Form 10-Q
period 2014-03-31
ALLSTATE LIFE INSURANCE CO
filed 2014-05-08
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended March 31,
	2014	2013
	(unaudited)
Revenues
Premiums	$156	$145
Contract charges	267	264
Net investment income	626	621
Realized capital gains and losses:
Total other-than-temporary impairment losses	(8)	(1)
Portion of loss recognized in other comprehensive income	(1)	(8)
Net other-than-temporary impairment losses recognized in earnings	(9)	(9)
Sales and other realized capital gains and losses	9	28
Total realized capital gains and losses	--	19
	1,049	1,049
Costs and expenses
Contract benefits	411	381
Interest credited to contractholder funds	300	339
Amortization of deferred policy acquisition costs	45	53
Operating costs and expenses	81	117
Restructuring and related charges	2	2
Interest expense	4	8
	843	900
(Loss) gain on disposition of operations	(59)	2

Income from operations before income tax expense	147	151

Income tax expense	20	42

Net income	127	109

Other comprehensive income, after-tax
Change in unrealized net capital gains and losses	325	26
Change in unrealized foreign currency translation adjustments	1	1
Other comprehensive income, after-tax	326	27

Comprehensive income	$453	$136

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31, 2014	December 31, 2013
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $27,199 and $27,427)	$29,092	$28,756
Mortgage loans	3,959	4,173
Equity securities, at fair value (cost $796 and $565)	903	650
Limited partnership interests	2,121	2,064
Short-term, at fair value (amortized cost $763 and $590)	763	590
Policy loans	616	623
Other	997	1,088
Total investments	38,451	37,944
Cash	229	93
Deferred policy acquisition costs	1,276	1,331
Reinsurance recoverables	2,629	2,754
Accrued investment income	353	358
Other assets	230	256
Separate Accounts	4,878	5,039
Assets held for sale	15,390	15,593
Total assets	$63,436	$63,368
Liabilities
Contractholder funds	$23,286	$23,604
Reserve for life-contingent contract benefits	11,633	11,589
Unearned premiums	6	6
Payable to affiliates, net	48	100
Other liabilities and accrued expenses	1,039	838
Deferred income taxes	1,107	941
Notes due to related parties	275	282
Separate Accounts	4,878	5,039
Liabilities held for sale	14,641	14,899
Total liabilities	56,913	57,298
Commitments and Contingent Liabilities (Note 8)
Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares
authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares
authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,690	2,690
Retained income	2,574	2,447
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	41	31
Other unrealized net capital gains and losses	1,456	997
Unrealized adjustment to DAC, DSI and insurance reserves	(245)	(101)
Total unrealized net capital gains and losses	1,252	927
Unrealized foreign currency translation adjustments	2	1
Total accumulated other comprehensive income	1,254	928
Total shareholder’s equity	6,523	6,070
Total liabilities and shareholder’s equity	$63,436	$63,368

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Three months ended March 31,
	2014	2013
	(unaudited)
Common stock	$5	$5

Additional capital paid-in	2,690	3,190

Retained income
Balance, beginning of period	2,447	2,485
Net income	127	109
Balance, end of period	2,574	2,594

Accumulated other comprehensive income
Balance, beginning of period	928	1,633
Change in unrealized net capital gains and losses	325	26
Change in unrealized foreign currency translation adjustments	1	1
Balance, end of period	1,254	1,660

Total shareholder’s equity	$6,523	$7,449

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended March 31,
	2014	2013
Cash flows from operating activities	(unaudited)
Net income	$127	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(17)	(14)
Realized capital gains and losses	--	(19)
Loss (gain) on disposition of operations	59	(2)
Interest credited to contractholder funds	300	339
Changes in:
Policy benefits and other insurance reserves	(175)	(159)
Deferred policy acquisition costs	5	(21)
Reinsurance recoverables, net	(28)	(16)
Income taxes	17	43
Other operating assets and liabilities	(83)	6
Net cash provided by operating activities	205	266
Cash flows from investing activities
Proceeds from sales
Fixed income securities	817	938
Equity securities	68	29
Limited partnership interests	72	45
Mortgage loans	10	2
Other investments	13	10
Investment collections
Fixed income securities	538	1,220
Mortgage loans	288	221
Other investments	19	33
Investment purchases
Fixed income securities	(745)	(1,618)
Equity securities	(309)	(20)
Limited partnership interests	(112)	(81)
Mortgage loans	(2)	(74)
Other investments	--	(35)
Change in short-term investments, net	199	(404)
Change in policy loans and other investments, net	29	25
Disposition of operations	(2)	--
Net cash provided by investing activities	883	291
Cash flows from financing activities
Contractholder fund deposits	371	579
Contractholder fund withdrawals	(1,074)	(1,252)
Repayment of notes due to related parties	(7)	--
Net cash used in financing activities	(710)	(673)
Cash classified as held for sale	(242)	--
Net increase (decrease) in cash	136	(116)
Cash at beginning of period	93	341
Cash at end of period	$229	$225

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

The condensed consolidated financial statements and notes as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.

Premiums and contract charges

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended
	March 31,
	2014	2013
Premiums
Traditional life insurance	$123	$112
Immediate annuities with life contingencies	5	7
Accident and health insurance	28	26
Total premiums	156	145

Contract charges
Interest-sensitive life insurance	261	261
Fixed annuities	6	3
Total contract charges	267	264
Total premiums and contract charges	$423	$409

Pending accounting standard

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued guidance which allows entities that invest in certain qualified affordable housing projects through limited liability entities the option to account for these investments using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, the entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit.  The guidance is effective for reporting periods beginning after December 15, 2014 and is to be applied retrospectively.  Early adoption is permitted.  The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations and financial position.

2.  Held for Sale Transaction and Subsequent Event

On July 17, 2013, the Company entered into a definitive agreement with Resolution Life Holdings, Inc. to sell Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business.  This transaction met the criteria for held for sale accounting.  As a result, the related assets and liabilities are included as single line items in the asset and liability sections of the Condensed Consolidated Statements of Financial Position as of March 31, 2014 and December 31, 2013.  The following table summarizes the assets and liabilities held for sale.

($ in millions)	March 31, 2014	December 31, 2013
Assets
Investments
Fixed income securities	$9,959	$10,167
Mortgage loans	1,289	1,367
Short-term investments	--	160
Policy loans	197	198
Other investments	61	91
Total investments	11,506	11,983
Cash	242	--
Deferred policy acquisition costs	714	743
Reinsurance recoverables, net	1,782	1,660
Accrued investment income	108	109
Other assets	85	79
Separate Accounts	1,661	1,701
Assets held for sale	16,098	16,275
Less: Loss accrual	(708)	(682)
Total assets held for sale	$15,390	$15,593
Liabilities
Reserve for life-contingent contract benefits	$2,000	$1,894
Contractholder funds	10,661	10,945
Unearned premiums	11	12
Deferred income taxes	151	151
Other liabilities and accrued expenses	157	196
Separate Accounts	1,661	1,701
Total liabilities held for sale	$14,641	$14,899

Included in shareholder’s equity is $155 million and $85 million of accumulated other comprehensive income related to assets held for sale as of March 31, 2014 and December 31, 2013, respectively.

The estimated loss on disposition, excluding any impact of unrealized net capital gains and losses, increased by $61 million, pre-tax, ($18 million, after-tax) in first quarter 2014.

On April 1, 2014, the Company closed the sale.  The estimated gross sale price is $796 million, representing $594 million of cash and the retention of tax benefits.  The actual cash proceeds will be based on the actual valuation as of the closing date of April 1, 2014.

3.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $46 million and $57 million for the three months ended March 31, 2014 and 2013, respectively.

Liabilities for collateral received in conjunction with the Company’s securities lending program and over-the-counter (“OTC”) and cleared derivatives are reported in other liabilities and accrued expenses or other investments.  The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the three months ended March 31 are as follows:

($ in millions)	2014	2013
Net change in proceeds managed
Net change in short-term investments	$(169)	$(64)
Operating cash flow used	(169)	(64)

Net change in liabilities
Liabilities for collateral, beginning of period	$(328)	$(561)
Liabilities for collateral, end of period	(497)	(625)
Operating cash flow provided	$169	$64

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
March 31, 2014
U.S. government and agencies	$683	$96	$--	$779
Municipal	3,103	334	(36)	3,401
Corporate	20,552	1,482	(161)	21,873
Foreign government	703	84	(3)	784
Asset-backed securities (“ABS”)	771	28	(28)	771
Residential mortgage-backed securities (“RMBS”)	703	56	(8)	751
Commercial mortgage-backed securities (“CMBS”)	670	51	(4)	717
Redeemable preferred stock	14	2	--	16
Total fixed income securities	$27,199	$2,133	$(240)	$29,092

December 31, 2013
U.S. government and agencies	$678	$90	$(2)	$766
Municipal	3,135	231	(62)	3,304
Corporate	20,397	1,214	(295)	21,316
Foreign government	715	83	(6)	792
ABS	1,011	30	(34)	1,007
RMBS	752	50	(12)	790
CMBS	724	47	(7)	764
Redeemable preferred stock	15	2	--	17
Total fixed income securities	$27,427	$1,747	$(418)	$28,756

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of March 31, 2014:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,304	$1,333
Due after one year through five years	5,025	5,438
Due after five years through ten years	11,086	11,634
Due after ten years	7,640	8,448
	25,055	26,853
ABS, RMBS and CMBS	2,144	2,239
Total	$27,199	$29,092

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

Net investment income for the three months ended March 31 is as follows:

($ in millions)	2014	2013
Fixed income securities	$474	$496
Mortgage loans	75	91
Equity securities	4	2
Limited partnership interests	67	30
Short-term investments	--	1
Policy loans	11	12
Other	15	16
Investment income, before expense	646	648
Investment expense	(20)	(27)
Net investment income	$626	$621

Realized capital gains and losses

Realized capital gains and losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2014	2013
Fixed income securities	$(5)	$(18)
Mortgage loans	3	31
Equity securities	2	1
Limited partnership interests	(5)	--
Derivatives	2	7
Other	3	(2)
Realized capital gains and losses	$--	$19

Realized capital gains and losses by transaction type for the three months ended March 31 are as follows:

($ in millions)	2014	2013
Impairment write-downs	$(4)	$(2)
Change in intent write-downs	(5)	(7)
Net other-than-temporary impairment losses recognized in earnings	(9)	(9)
Sales	7	21
Valuation of derivative instruments	3	(4)
Settlements of derivative instruments	(1)	11
Realized capital gains and losses	$--	$19

Gross gains of $17 million and $25 million and gross losses of $14 million and $9 million were realized on sales of fixed income and equity securities during the three months ended March 31, 2014 and 2013, respectively.

Other-than-temporary impairment losses by asset type for the three months ended March 31 are as follows:

($ in millions)	2014			2013
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$--	$(1)	$(7)	$--	$(7)
RMBS	--	(1)	(1)	1	(1)	--
CMBS	--	--	--	(19)	(7)	(26)
Total fixed income securities	(1)	(1)	(2)	(25)	(8)	(33)
Mortgage loans	4	--	4	26	--	26
Equity securities	(4)	--	(4)	--	--	--
Limited partnership interests	(7)	--	(7)	--	--	--
Other	--	--	--	(2)	--	(2)
Other-than-temporary impairment losses	$(8)	$(1)	$(9)	$(1)	$(8)	$(9)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $177 million and $164 million as of March 31, 2014 and December 31, 2013, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2014	December 31, 2013
Municipal	$(5)	$(5)
ABS	(10)	(10)
RMBS	(87)	(90)
CMBS	(12)	(12)
Total	$(114)	$(117)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended March 31,
	2014	2013
Beginning balance	$(299)	$(345)
Additional credit loss for securities previously other-than-temporarily impaired	(1)	(11)
Additional credit loss for securities not previously other-than-temporarily impaired	--	(15)
Reduction in credit loss for securities disposed or collected	7	28
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	--
Change in credit loss due to accretion of increase in cash flows	--	--
Ending balance (1)	$(293)	$(343)

(1) The March 31, 2014 ending balance includes $59 million of cumulative credit losses recognized in earnings for fixed income securities that are classified as held for sale.

The Company uses its best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists.  The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security.  All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected.  That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements.  Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered.  The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement.  If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings.  The portion of the unrealized loss related to factors other than credit remains classified in accumulated other comprehensive income.  If the Company determines that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
March 31, 2014	value	Gains	Losses	gains (losses)
Fixed income securities	$29,092	$2,133	$(240)	$1,893
Equity securities	903	112	(5)	107
Short-term investments	763	--	--	--
Derivative instruments (1)	(15)	1	(16)	(15)
EMA limited partnerships (2)				(2)
Investments classified as held for sale				327
Unrealized net capital gains and losses, pre-tax				2,310
Amounts recognized for:
Insurance reserves (3)				(134)
DAC and DSI (4)				(242)
Amounts recognized				(376)
Deferred income taxes				(682)
Unrealized net capital gains and losses, after-tax				$1,252

(1) Included in the fair value of derivative instruments are $1 million classified as assets and $16 million classified as liabilities.

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

($ in millions)	Fair	Gross unrealized		Unrealized net
December 31, 2013	value	Gains	Losses	gains (losses)
Fixed income securities	$28,756	$1,747	$(418)	$1,329
Equity securities	650	90	(5)	85
Short-term investments	590	--	--	--
Derivative instruments (1)	(13)	1	(14)	(13)
EMA limited partnerships				(2)
Investments classified as held for sale				190
Unrealized net capital gains and losses, pre-tax				1,589
Amounts recognized for:
Insurance reserves				--
DAC and DSI				(156)
Amounts recognized				(156)
Deferred income taxes				(506)
Unrealized net capital gains and losses, after-tax				$927

(1) Included in the fair value of derivative instruments are $1 million classified as assets and $14 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the three months ended March 31, 2014 is as follows:

($ in millions)
Fixed income securities	$564
Equity securities	22
Derivative instruments	(2)
Investments classified as held for sale	137
Total	721
Amounts recognized for:
Insurance reserves	(134)
DAC and DSI	(86)
Amounts recognized	(220)
Deferred income taxes	(176)
Increase in unrealized net capital gains and losses, after-tax	$325

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
March 31, 2014
Fixed income securities
U.S. government and agencies	3	$37	$--	--	$--	$--	$--
Municipal	37	192	(9)	21	110	(27)	(36)
Corporate	309	3,088	(99)	46	465	(62)	(161)
Foreign government	5	55	(2)	1	14	(1)	(3)
ABS	6	38	(1)	31	296	(27)	(28)
RMBS	35	38	(1)	41	96	(7)	(8)
CMBS	5	22	--	4	41	(4)	(4)
Total fixed income securities	400	3,470	(112)	144	1,022	(128)	(240)
Equity securities	28	81	(5)	--	--	--	(5)
Total fixed income and equity securities	428	$3,551	$(117)	144	$1,022	$(128)	$(245)

Investment grade fixed income securities	328	$3,091	$(103)	97	$743	$(88)	$(191)
Below investment grade fixed income securities	72	379	(9)	47	279	(40)	(49)
Total fixed income securities	400	$3,470	$(112)	144	$1,022	$(128)	$(240)

December 31, 2013
Fixed income securities
U.S. government and agencies	4	$76	$(2)	--	$--	$--	$(2)
Municipal	63	347	(24)	21	99	(38)	(62)
Corporate	530	5,191	(224)	48	467	(71)	(295)
Foreign government	7	76	(4)	1	13	(2)	(6)
ABS	17	162	(1)	42	400	(33)	(34)
RMBS	35	42	(2)	47	129	(10)	(12)
CMBS	5	14	--	6	52	(7)	(7)
Total fixed income securities	661	5,908	(257)	165	1,160	(161)	(418)
Equity securities	25	80	(5)	--	--	--	(5)
Total fixed income and equity securities	686	$5,988	$(262)	165	$1,160	$(161)	$(423)

Investment grade fixed income securities	526	$5,272	$(236)	110	$834	$(112)	$(348)
Below investment grade fixed income securities	135	636	(21)	55	326	(49)	(70)
Total fixed income securities	661	$5,908	$(257)	165	$1,160	$(161)	$(418)

As of March 31, 2014, $191 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $191 million, $154 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standards and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

As of March 31, 2014, the remaining $54 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost.  Investment grade fixed income securities comprising $37 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $54 million, $17 million are related to below investment grade fixed income securities.  Of these amounts, $9 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2014.

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

As of March 31, 2014, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of March 31, 2014, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of March 31, 2014 and December 31, 2013, the carrying value of equity method limited partnerships totaled $1.52 billion and $1.46 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no write-downs related to equity method limited partnerships for the three months ended March 31, 2014 and 2013.

As of March 31, 2014 and December 31, 2013, the carrying value for cost method limited partnerships was $603 million and $605 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had $7 million of write-downs related to cost method limited partnerships for the three months ended March 31, 2014.  The Company had no write-downs related to cost method limited partnerships for the three months ended March 31, 2013.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2014.

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

($ in millions)	March 31, 2014			December 31, 2013
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$179	$--	$179	$153	$--	$153
1.0 - 1.25	544	--	544	560	--	560
1.26 - 1.50	1,119	2	1,121	1,167	2	1,169
Above 1.50	2,063	38	2,101	2,176	38	2,214
Total non-impaired mortgage loans	$3,905	$40	$3,945	$4,056	$40	$4,096

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2014	December 31, 2013
Impaired mortgage loans with a valuation allowance	$14	$77
Impaired mortgage loans without a valuation allowance	--	--
Total impaired mortgage loans	$14	$77
Valuation allowance on impaired mortgage loans	$9	$21

The average balance of impaired loans was $46 million and $99 million for the three months ended March 31, 2014 and 2013, respectively.

The rollforward of the valuation allowance on impaired mortgage loans for the three months ended March 31 is as follows:

($ in millions)	2014	2013
Beginning balance	$21	$42
Net decrease in valuation allowance	(4)	(26)
Charge offs	(8)	(1)
Ending balance	$9	$15

Payments on all mortgage loans were current as of March 31, 2014 and December 31, 2013.

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

Summary of significant valuation techniques for assets and liabilities measured at fair value on a recurring basis

Level 1 measurements

•      Fixed income securities:  Comprise certain U.S. Treasury fixed income securities.  Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

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

Level 3 measurements

•      Fixed income securities:

Municipal:  Municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”).  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.  Also includes auction rate securities (“ARS”) primarily backed by student loans that have become illiquid due to failures in the auction market and are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including the anticipated date liquidity will return to the market.

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

ABS and CMBS:  Valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$145	$634	$--		$779
Municipal	--	3,282	119		3,401
Corporate	--	20,982	891		21,873
Foreign government	--	784	--		784
ABS	--	649	122		771
RMBS	--	751	--		751
CMBS	--	712	5		717
Redeemable preferred stock	--	16	--		16
Total fixed income securities	145	27,810	1,137		29,092
Equity securities	849	48	6		903
Short-term investments	115	648	--		763
Other investments: Free-standing derivatives	--	170	5	$(8)	167
Separate account assets	4,878	--	--		4,878
Other assets	1	--	--		1
Assets held for sale	1,688	9,585	347		11,620
Total recurring basis assets	7,676	38,261	1,495	(8)	47,424
Non-recurring basis (1)	--	--	5		5
Total assets at fair value	$7,676	$38,261	$1,500	$(8)	$47,429
% of total assets at fair value	16.2%	80.7%	3.1%	-- %	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$(319)		$(319)
Other liabilities: Free-standing derivatives	--	(108)	(12)	$6	(114)
Liabilities held for sale	--	--	(230)		(230)
Total recurring basis liabilities	--	(108)	(561)	6	(663)
Non-recurring basis (2)	--	--	(10,641)		(10,641)
Total liabilities at fair value	$--	$(108)	$(11,202)	$6	$(11,304)
% of total liabilities at fair value	-- %	1.0%	99.1%	(0.1) %	100.0%

(1) Includes $5 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

(2)   Relates to LBL business held for sale (see Note 2). The total fair value measurement includes $15,390 million of assets held for sale and $(14,641) million of liabilities held for sale, less $11,620 million of assets and $(230) million of liabilities measured at fair value on a recurring basis.

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

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2014

Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(264)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%

Liabilities held for sale – Equity-indexed and forward starting options	$(230)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.90%

December 31, 2013

Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.75%

Liabilities held for sale – Equity-indexed and forward starting options	$(246)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.91%

If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of March 31, 2014 and December 31, 2013, Level 3 fair value measurements include $1.05 billion and $1.15 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  As of March 31, 2014 and December 31, 2013, Level 3 fair value measurements for assets held for sale include $317 million and $319 million, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$119	$(1)	$2	$--	$--
Corporate	1,008	5	--	--	(25)
ABS	112	--	--	--	--
CMBS	1	--	--	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	1,241	4	2	--	(25)
Equity securities	6	--	--	--	--
Free-standing derivatives, net	(5)	(2)	--	--	--
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$1,604	$1	$4	$4	$(27)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(2)	$--	$--	$--
Liabilities held for sale	(246)	17	--	--	--
Total recurring Level 3 liabilities	$(553)	$15	$--	$--	$--

	Transfer from held for sale	Purchases/ Issues (2)	Sales	Settlements	Balance as of March 31, 2014
Assets
Fixed income securities:
Municipal	$--	$--	$(1)	$--	$119
Corporate	--	2	(86)	(13)	891
ABS	--	11	--	(1)	122
CMBS	4	--	--	--	5
Redeemable preferred stock	--	--	(1)	--	--
Total fixed income securities	4	13	(88)	(14)	1,137
Equity securities	--	--	--	--	6
Free-standing derivatives, net	--	2	--	(2)	(7)	(3)
Assets held for sale	(4)	--	(8)	(6)	347
Total recurring Level 3 assets	$--	$15	$(96)	$(22)	$1,483

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$(11)	$--	$1	$(319)
Liabilities held for sale	--	(4)	--	3	(230)
Total recurring Level 3 liabilities	$--	$(15)	$--	$4	$(549)

____________

(1) The effect to net income totals $16 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $3 million in realized capital gains and losses, $2 million in net investment income, $10 million in interest credited to contractholder funds, $5 million in contract benefits and $(4) million in loss on disposition of operations.

(2) Represents purchases for assets and issues for liabilities.
(3) Comprises $5 million of assets and $12 million of liabilities.

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

____________

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 or 2013.

Transfers into Level 3 during the three months ended March 31, 2014 and 2013 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months ended March 31, 2014 and 2013 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of March 31.

($ in millions)	2014	2013
Assets
Fixed income securities:
Municipal	$(1)	$(7)
Corporate	4	5
CMBS	--	(1)
Total fixed income securities	3	(3)
Free-standing derivatives, net	--	7
Assets held for sale	(1)	--
Total recurring Level 3 assets	$2	$4

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(2)	$6
Liabilities held for sale	17	--
Total recurring Level 3 liabilities	$15	$6

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $17 million for the three months ended March 31, 2014 and are reported as follows: $1 million in realized capital gains and losses, $3 million in net investment income, $10 million in interest credited to contractholder funds, $5 million in contract benefits and $(2) million in loss on disposition of operations.  These gains and losses total $10 million for the three months ended March 31, 2013 and are reported as follows: $4 million in net investment income, $(20) million in interest credited to contractholder funds and $26 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	March 31, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,959	$4,148	$4,173	$4,300
Cost method limited partnerships	603	817	605	799
Agent loans	348	344	341	325
Bank loans	170	171	160	161
Notes due from related party	275	275	275	275
Assets held for sale	1,350	1,436	1,458	1,532

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

Financial liabilities

($ in millions)	March 31, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$15,241	$15,941	$15,542	$16,198
Notes due to related parties	275	275	282	282
Liability for collateral	497	497	328	328
Liabilities held for sale	7,166	7,127	7,417	7,298

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

The Company may also use derivatives to manage the risk associated with corporate actions, including the sale of a business.  During the first quarter of 2014 and December 2013, swaptions were utilized to hedge the expected proceeds from the pending disposition of LBL.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of March 31, 2014, the Company pledged $6 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2014.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$1	$1	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	56	n/a	1	1	--
Equity and index contracts
Options and warrants (2)	Other investments	--	7,905	163	163	--
Financial futures contracts	Other assets	--	1,117	1	1	--
Foreign currency contracts
Foreign currency forwards	Other investments	47	n/a	--	--	--
Embedded derivative financial instruments
Credit default swaps	Fixed income securities	12	n/a	(12)	--	(12)
Credit default contracts
Credit default swaps – buying protection	Other investments	1	n/a	--	--	--
Credit default swaps – selling protection	Other investments	85	n/a	2	2	--
Other contracts
Other contracts	Other assets	4	n/a	--	--	--
Subtotal		205	9,022	155	167	(12)
Total asset derivatives		$221	9,022	$156	$168	$(12)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$129	n/a	$(16)	$--	$(16)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	4	4	--
Interest rate swaption agreements	Other liabilities & accrued expenses	5,000	n/a	--	--	--
Interest rate cap agreements	Other liabilities & accrued expenses	233	n/a	4	4	--
Equity and index contracts
Options	Other liabilities & accrued expenses	--	7,905	(89)	--	(89)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	711	n/a	(39)	--	(39)
Guaranteed withdrawal benefits	Contractholder funds	493	n/a	(12)	--	(12)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,755	n/a	(264)	--	(264)
	Liabilities held for sale	2,239	n/a	(230)	--	(230)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(4)	--	(4)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	168	n/a	(3)	--	(3)
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(12)	--	(12)
Subtotal		10,869	7,905	(645)	8	(653)
Total liability derivatives		10,998	7,905	(661)	$8	$(669)

Total derivatives		$11,219	16,927	$(505)

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2014
Asset derivatives	$10	$(8)	$--	$2	$(2)	$--
Liability derivatives	(30)	8	(2)	(24)	20	(4)

December 31, 2013
Asset derivatives	$14	$(11)	$--	$3	$(3)	$--
Liability derivatives	(33)	11	(4)	(26)	22	(4)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the three months ended March 31.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months ended March 31, 2014 or 2013.

($ in millions)	2014	2013
(Loss) gain recognized in OCI on derivatives during the period	$(2)	$3
Loss recognized in OCI on derivatives during the term of the hedging relationship	(15)	(14)
Loss reclassified from AOCI into income (net investment income)	--	--
Loss reclassified from AOCI into income (realized capital gains and losses)	--	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income.  As of March 31, 2014 and 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2014
Interest rate contracts	$(1)	$--	$--	$(4)	$(5)
Equity and index contracts	--	--	9	--	9
Embedded derivative financial instruments	--	5	(1)	--	4
Credit default contracts	3	--	--	--	3
Total	$2	$5	$8	$(4)	$11

Three months ended March 31, 2013
Equity and index contracts	$--	$--	$38	$--	$38
Embedded derivative financial instruments	(1)	26	(40)	--	(15)
Foreign currency contracts	1	--	--	--	1
Credit default contracts	7	--	--	--	7
Total	$7	$26	$(2)	$--	$31

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements ("MNAs") and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of March 31, 2014, counterparties pledged $5 million in cash and securities to the Company, and the Company pledged $21 million in securities to counterparties which includes $19 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $2 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	March 31, 2014				December 31, 2013
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$21	$1	$1	1	$22	$1	$1
A	4	96	2	--	4	1,523	2	--
A-	--	--	--	--	1	24	1	--
BBB+	1	3	--	--	1	3	--	--
BBB	1	76	--	--	1	76	1	--
Total	7	$196	$3	$1	8	$1,648	$5	$1

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

($ in millions)	March 31, 2014	December 31, 2013
Gross liability fair value of contracts containing credit-risk-contingent features	$28	$25
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(7)	(9)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(19)	(14)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$2	$2

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2014
Single name
Corporate debt	$--	$5	$--	$--	$5	$--
First-to-default Basket
Municipal	--	100	--	--	100	(12)
Index
Corporate debt	1	20	55	4	80	2
Total	$1	$125	$55	$4	$185	$(10)

December 31, 2013
Single name
Corporate debt	$--	$5	$--	$--	$5	$--
First-to-default Basket
Municipal	--	100	--	--	100	(15)
Index
Corporate debt	1	20	55	4	80	2
Total	$1	$125	$55	$4	$185	$(13)

In selling protection with CDS, the Company sells credit protection on an identified single name, a basket of names in a first-to-default (“FTD”) structure or credit derivative index (“CDX”) that is generally investment grade, and in return receives periodic premiums through expiration or termination of the agreement.  With single name CDS, this premium or credit spread generally corresponds to the difference between the yield on the reference entity’s public fixed maturity cash instruments and swap rates at the time the agreement is executed.  With a FTD basket, because of the additional credit risk inherent in a basket of named reference entities, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket and the correlation between the names.  CDX is utilized to take a position on multiple (generally 125) reference entities.  Credit events are typically defined as bankruptcy, failure to pay, or restructuring, depending on the nature of the reference entities.  If a credit event occurs, the Company settles with the counterparty, either through physical settlement or cash settlement.  In a physical settlement, a reference asset is delivered by the buyer of protection to the Company, in exchange for cash payment at par, whereas in a cash settlement, the Company pays the difference between par and the prescribed value of the reference asset.  When a credit event occurs in a single name or FTD basket (for FTD, the first credit event occurring for any one name in the basket), the contract terminates at the time of settlement.  To date, realized losses have not exceeded the subordination.  For CDX, the reference entity’s name incurring the credit event is removed from the index while the contract continues until expiration.  The maximum payout on a CDS is the contract notional amount.  A physical settlement may afford the Company with recovery rights as the new owner of the asset.

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

7.  Reinsurance

The effects of reinsurance on premiums and contract charges for the three months ended March 31 are as follows:

($ in millions)	2014	2013
Direct	$521	$515
Assumed
Affiliate	33	30
Non-affiliate	16	17
Ceded-non-affiliate	(147)	(153)
Premiums and contract charges, net of reinsurance	$423	$409

The effects of reinsurance on contract benefits for the three months ended March 31 are as follows:

($ in millions)	2014	2013
Direct	$493	$430
Assumed
Affiliate	23	22
Non-affiliate	13	13
Ceded-non-affiliate	(118)	(84)
Contract benefits, net of reinsurance	$411	$381

The effects of reinsurance on interest credited to contractholder funds for the three months ended March 31 are as follows:

($ in millions)	2014	2013
Direct	$298	$335
Assumed
Affiliate	2	2
Non-affiliate	7	7
Ceded-non-affiliate	(7)	(5)
Interest credited to contractholder funds, net of reinsurance	$300	$339

8.  Guarantees and Contingent Liabilities

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $4 million as of March 31, 2014.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2014.

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

9.  Other Comprehensive Income

The components of other comprehensive income on a pre-tax and after-tax basis for the three months ended March 31 are as follows:

($ in millions)	2014			2013
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$492	$(173)	$319	$21	$(7)	$14
Less: reclassification adjustment of realized capital gains and losses	(9)	3	(6)	(18)	6	(12)
Unrealized net capital gains and losses	501	(176)	325	39	(13)	26
Unrealized foreign currency translation adjustments	2	(1)	1	2	(1)	1
Other comprehensive income	$503	$(177)	$326	$41	$(14)	$27
Net income			127			109
Comprehensive income			$453			$136

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of March 31, 2014, and the related condensed consolidated statements of operations and comprehensive income, shareholder’s equity and cash flows for the three-month periods ended March 31, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 8, 2014

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we,” “our,” “us,” the “Company” or “ALIC”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2013.  We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

OPERATIONS HIGHLIGHTS

•	Net income was $127 million in the first quarter of 2014 compared to $109 million in the first quarter of 2013.
•

Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $412 million in the first quarter of 2014, an increase of 3.3% from $399 million in the first quarter of 2013.

•

Investments totaled $38.45 billion as of March 31, 2014, reflecting an increase of $507 million from $37.94 billion as of December 31, 2013. Investments classified as held for sale totaled $11.51 billion as of March 31, 2014. Net investment income increased 0.8% to $626 million in the first quarter of 2014 from $621 million in the first quarter of 2013.

•	Net realized capital gains were zero in the first quarter of 2014 compared to $19 million in the first quarter of 2013.
•

Contractholder funds totaled $23.29 billion as of March 31, 2014, reflecting a decrease of $318 million from $23.60 billion as of December 31, 2013. Contractholder funds classified as held for sale totaled $10.66 billion as of March 31, 2014.

•

On April 1, 2014, we closed the sale of LBL, LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc. The estimated loss on disposition increased by $18 million, after-tax, in first quarter 2014. Net income relating to the LBL business being sold was approximately $28 million in first quarter 2014.

OPERATIONS

Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Revenues
Premiums	$156	$145
Contract charges	267	264
Net investment income	626	621
Realized capital gains and losses	--	19
Total revenues	1,049	1,049

Costs and expenses
Contract benefits	(411)	(381)
Interest credited to contractholder funds	(300)	(339)
Amortization of DAC	(45)	(53)
Operating costs and expenses	(81)	(117)
Restructuring and related charges	(2)	(2)
Interest expense	(4)	(8)
Total costs and expenses	(843)	(900)

(Loss) gain on disposition of operations	(59)	2
Income tax expense	(20)	(42)
Net income	$127	$109

Net income was $127 million in the first quarter of 2014 compared to $109 million in the first quarter of 2013.  The increase was primarily due to the lower interest credited to contractholder funds and lower operating costs and expenses, partially offset by the increase in the estimated loss on disposition related to the pending LBL sale and higher contract benefits.

Analysis of revenues Total revenues in the first quarter of 2014 were comparable to the first quarter of 2013.

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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2014	2013
Underwritten products
Traditional life insurance premiums	$123	$112
Accident and health insurance premiums	28	26
Interest-sensitive life insurance contract charges	261	261
Subtotal	412	399

Annuities
Immediate annuities with life contingencies premiums	5	7
Other fixed annuity contract charges	6	3
Subtotal	11	10
Premiums and contract charges (1)	$423	$409

(1) Contract charges related to the cost of insurance totaled $185 million and $177 million for the first quarter of 2014 and 2013, respectively.

Total premiums and contract charges increased 3.4% in the first quarter of 2014 compared to the first quarter of 2013, primarily due to increased traditional life insurance premiums due to higher renewals and sales through Allstate agencies.

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

($ in millions)	Three months ended March 31,
	2014	2013
Contractholder funds, beginning balance	$23,604	$38,634
Contractholder funds classified as held for sale, beginning balance	10,945	--
Total contractholder funds, including those classified as held for sale	34,549	38,634

Deposits
Interest-sensitive life insurance	291	361
Fixed annuities	127	287
Total deposits	418	648

Interest credited	301	344

Benefits, withdrawals, maturities and other adjustments
Benefits	(375)	(392)
Surrenders and partial withdrawals	(707)	(886)
Maturities of and interest payments on institutional products	--	(1)
Contract charges	(260)	(258)
Net transfers from separate accounts	3	1
Other adjustments (1)	18	26
Total benefits, withdrawals, maturities and other adjustments	(1,321)	(1,510)

Contractholder funds classified as held for sale, ending balance	(10,661)	--

Contractholder funds, ending balance	$23,286	$38,116

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

Contractholder funds decreased 1.3% in both the first quarter of 2014 and 2013.  The decrease in the first quarter of 2014 reflects no longer offering fixed annuity products beginning January 1, 2014.

Contractholder deposits decreased 35.5% in the first quarter of 2014 compared to the same period of 2013, primarily due to no longer offering fixed annuity products beginning January 1, 2014, as well as lower deposits on interest-sensitive life insurance.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 20.2% to $707 million in the first quarter of 2014 from $886 million in the first quarter of 2013.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 9.5% in the first quarter of 2014 compared to 11.2% in the same period of 2013.

Analysis of costs and expenses Total costs and expenses decreased 6.3% or $57 million in the first quarter of 2014 compared to the same period of 2013, primarily due to lower interest credited to contractholder funds and lower operating costs and expenses, partially offset by higher contract benefits.

Contract benefits increased 7.9% or $30 million in the first quarter of 2014 compared to the same period of 2013, primarily due to worse mortality experience on life insurance.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $130 million and $133 million in the first quarter of 2014 and 2013, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Life insurance	$72	$83
Accident and health insurance	8	8
Annuities	(20)	(17)
Total benefit spread	$60	$74

Benefit spread decreased 18.9% or $14 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to worse mortality experience on life insurance and annuities, partially offset by higher life insurance premiums and cost of insurance contract charges.

Interest credited to contractholder funds decreased 11.5% or $39 million in the first quarter of 2014 compared to the same period of 2013, primarily due to lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $17 million in the first quarter of 2014 compared to $9 million in the first quarter of 2013.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Annuities and institutional products	$108	$57
Life insurance	31	26
Accident and health insurance	4	4
Net investment income on investments supporting capital	70	71
Investment spread before valuation changes on embedded derivatives that are not hedged	213	158
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(17)	(9)
Total investment spread	$196	$149

Investment spread before valuation changes on embedded derivatives that are not hedged increased 34.8% or $55 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to higher limited partnership income and lower crediting rates, partially offset by the continued managed reduction in our spread-based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended March 31.  For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale are included.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2014	2013	2014	2013	2014	2013
Interest-sensitive life insurance	5.3%	5.4%	3.8%	3.9%	1.5%	1.5%
Deferred fixed annuities and institutional products	4.5	4.6	2.8	3.1	1.7	1.5
Immediate fixed annuities with and without life contingencies	7.5	6.3	6.0	6.0	1.5	0.3
Investments supporting capital, traditional life and other products	4.1	4.1	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	March 31,
	2014	2013
Immediate fixed annuities with life contingencies	$8,917	$8,885
Other life contingent contracts and other	2,716	5,096
Reserve for life-contingent contract benefits	$11,633	$13,981

Interest-sensitive life insurance	$7,114	$10,432
Deferred fixed annuities	12,243	21,456
Immediate fixed annuities without life contingencies	3,618	3,795
Institutional products	85	1,874
Other	226	559
Contractholder funds	$23,286	$38,116

Traditional life insurance	$651	$--
Accident and health insurance	1,349	--
Interest-sensitive life insurance	3,495	--
Deferred fixed annuities	7,166	--
Liabilities held for sale	$12,661	$--

Amortization of DAC decreased 15.1% or $8 million in the first quarter of 2014 compared to the same period of 2013.  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$45	$54
Amortization (accretion) relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	--	(1)
Amortization acceleration for changes in assumptions (“DAC unlocking”)	--	--
Total amortization of DAC	$45	$53

(1)

The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The decrease in DAC amortization in the first quarter of 2014 compared to the same period of 2013 was primarily due to lower amortization on interest-sensitive life insurance resulting from decreased benefit spread.

Operating costs and expenses decreased 30.8% or $36 million in the first quarter of 2014 compared to the first quarter of 2013.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
	2014	2013
Non-deferrable commissions	$9	$7
General and administrative expenses	61	99
Taxes and licenses	11	11
Total operating costs and expenses	$81	$117

Restructuring and related charges	$2	$2

General and administrative expenses decreased 38.4% or $38 million in the first quarter of 2014 compared to the same period of 2013, primarily due to lower employee related expenses, lower net Allstate agencies distribution channel expenses reflecting increased fees from sales of third party financial products, and lower technology and marketing costs.

INVESTMENTS HIGHLIGHTS

•	Investments totaled $38.45 billion as of March 31, 2014, increasing from $37.94 billion as of December 31, 2013. Investments classified as held for sale totaled $11.51 billion as of March 31, 2014.
•	Unrealized net capital gains totaled $2.31 billion as of March 31, 2014, increasing from $1.59 billion as of December 31, 2013.
•	Net investment income was $626 million in the first quarter of 2014, an increase of 0.8% from $621 million in the first quarter of 2013.
•	Net realized capital gains were zero in the first quarter of 2014 compared to $19 million in the first quarter of 2013.

INVESTMENTS

The composition of the investment portfolio as of March 31, 2014 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$29,092	75.7%
Mortgage loans	3,959	10.3
Equity securities (2)	903	2.3
Limited partnership interests (3)	2,121	5.5
Short-term investments (4)	763	2.0
Policy loans	616	1.6
Other	997	2.6
Total	$38,451	100.0%

(1)		Fixed income securities are carried at fair value. Amortized cost basis for these securities was $27.20 billion.
(2)		Equity securities are carried at fair value. Cost basis for these securities was $796 million.
(3)		We have commitments to invest in additional limited partnership interests totaling $1.34 billion.
(4)		Short-term investments are carried at fair value. Amortized cost basis for these investments was $763 million.

Total investments increased to $38.45 billion as of March 31, 2014, from $37.94 billion as of December 31, 2013, primarily due to higher fixed income valuations resulting from a decrease in risk-free interest rates.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of March 31, 2014	Percent to total investments	Fair value as of December 31, 2013	Percent to total investments
U.S. government and agencies	$779	2.0%	$766	2.0%
Municipal	3,401	8.9	3,304	8.7
Corporate	21,873	56.9	21,316	56.2
Foreign government	784	2.0	792	2.1
Asset-backed securities (“ABS”)	771	2.0	1,007	2.7
Residential mortgage-backed securities (“RMBS”)	751	2.0	790	2.1
Commercial mortgage-backed securities (“CMBS”)	717	1.9	764	2.0
Redeemable preferred stock	16	--	17	--
Total fixed income securities	$29,092	75.7%	$28,756	75.8%

As of March 31, 2014, 89.1% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of March 31, 2014.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$779	$96	$--	$--	$779	$96

Municipal	3,353	300	48	(2)	3,401	298

Corporate
Public	13,379	843	1,591	52	14,970	895
Privately placed	6,163	408	740	18	6,903	426

Foreign government	784	81	--	--	784	81

ABS
Collateralized debt obligations (“CDO”)	449	(1)	90	(7)	539	(8)
Consumer and other asset-backed securities (“Consumer and other ABS”)	225	8	7	--	232	8

RMBS
U.S. government sponsored entities (“U.S. Agency”)	206	11	--	--	206	11
Prime residential mortgage-backed securities (“Prime”)	83	2	136	20	219	22
Alt-A residential mortgage-backed securities (“Alt-A”)	14	1	171	12	185	13
Subprime residential mortgage-backed securities (“Subprime”)	5	--	136	2	141	2

CMBS	469	24	248	23	717	47

Redeemable preferred stock	16	2	--	--	16	2

Total fixed income securities	$25,925	$1,775	$3,167	$118	$29,092	$1,893

Municipal bonds totaled $3.40 billion as of March 31, 2014 with an unrealized net capital gain of $298 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Corporate bonds, including publicly traded and privately placed, totaled $21.87 billion as of March 31, 2014, with an unrealized net capital gain of $1.32 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

ABS, including CDO and Consumer and other ABS, totaled $771 million as of March 31, 2014, with 87.4% rated investment grade.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

CDO totaled $539 million as of March 31, 2014, with 83.3% rated investment grade and an unrealized net capital loss of $8 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.

Consumer and other ABS totaled $232 million as of March 31, 2014, with 97.0% rated investment grade and an unrealized net capital gain of $8 million.

RMBS totaled $751 million as of March 31, 2014, with 41.0% rated investment grade and an unrealized net capital gain of $48 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.  The non-agency portfolio totaled $545 million as of March 31, 2014, with 18.7% rated investment grade and an unrealized net capital gain of $37 million.

CMBS totaled $717 million as of March 31, 2014, with 65.4% rated investment grade and an unrealized net capital gain of $47 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 99.8% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

Mortgage loans Our mortgage loan portfolio totaled $3.96 billion as of March 31, 2014 and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds, tax credit funds and other funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of March 31, 2014.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Tax credit funds	Other funds	Total
Cost method of accounting (“Cost”)	$484	$119	$--	$--	$603
Equity method of accounting (“EMA”)	891	286	307	34	1,518
Total	$1,375	$405	$307	$34	$2,121

Number of managers	105	29	11	2
Number of individual funds	179	53	20	2
Largest exposure to single fund	$70	$34	$26	$29

(1) Includes $277 million of infrastructure and real asset funds.

The following tables show the earnings from our limited partnership interests by fund type and accounting classification for the three months ended March 31.

($ in millions)	2014				2013
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$18	$39	$57	$(6)	$11	$11	$22	$--
Real estate funds	6	6	12	(1)	2	7	9	--
Tax credit funds	--	(2)	(2)	--	--	(2)	(2)	--
Other funds	--	--	--	--	--	1	1	--
Total	$24	$43	$67	$(7)	$13	$17	$30	$--

Limited partnership interests produced income, excluding impairment write-downs, of $67 million in the three months ended March 31, 2014 compared to $30 million in the three months ended March 31, 2013.  Higher EMA limited partnership income resulted from favorable equity valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on private equity/debt funds, real estate funds and tax credit funds are generally on a three month delay and the income recognition on other funds is primarily on a one month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $2.31 billion as of March 31, 2014 compared to $1.59 billion as of December 31, 2013.  The increase was primarily due to a decrease in risk-free interest rates.

The following table presents unrealized net capital gains and losses.

($ in millions)	March 31, 2014	December 31, 2013
U.S. government and agencies	$96	$88
Municipal	298	169
Corporate	1,321	919
Foreign government	81	77
ABS	--	(4)
RMBS	48	38
CMBS	47	40
Redeemable preferred stock	2	2
Fixed income securities	1,893	1,329
Equity securities	107	85
Derivatives	(15)	(13)
EMA limited partnerships	(2)	(2)
Investments classified as held for sale	327	190
Unrealized net capital gains and losses, pre-tax	$2,310	$1,589

The unrealized net capital gain for the fixed income portfolio totaled $1.89 billion and comprised $2.13 billion of gross unrealized gains and $240 million of gross unrealized losses as of March 31, 2014.  This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.33 billion, comprised of $1.75 billion of gross unrealized gains and $418 million of gross unrealized losses as of December 31, 2013.

Gross unrealized gains and losses on fixed income securities by type and sector as of March 31, 2014 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Banking	$1,130	$49	$(34)	$1,145
Utilities	4,829	465	(29)	5,265
Capital goods	2,303	162	(22)	2,443
Consumer goods (cyclical and non-cyclical)	3,964	252	(21)	4,195
Basic industry	1,348	63	(16)	1,395
Energy	1,781	127	(12)	1,896
Technology	999	41	(10)	1,030
Communications	1,437	105	(5)	1,537
Financial services	1,178	83	(5)	1,256
Transportation	1,040	94	(5)	1,129
Other	543	41	(2)	582
Total corporate fixed income portfolio	20,552	1,482	(161)	21,873

U.S. government and agencies	683	96	--	779
Municipal	3,103	334	(36)	3,401
Foreign government	703	84	(3)	784
ABS	771	28	(28)	771
RMBS	703	56	(8)	751
CMBS	670	51	(4)	717
Redeemable preferred stock	14	2	--	16
Total fixed income securities	$27,199	$2,133	$(240)	$29,092

The banking, utilities, capital goods and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2014.  In general, the gross unrealized losses are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

The unrealized net capital gain for the equity portfolio totaled $107 million and comprised $112 million of gross unrealized gains and $5 million of gross unrealized losses as of March 31, 2014.  This is compared to an unrealized net capital gain for the equity portfolio totaling $85 million, comprised of $90 million of gross unrealized gains and $5 million of gross unrealized losses as of December 31, 2013.

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended March 31,

	2014	2013
Fixed income securities	$474	$496
Mortgage loans	75	91
Equity securities	4	2
Limited partnership interests	67	30
Short-term investments	--	1
Policy loans	11	12
Other	15	16
Investment income, before expense	646	648
Investment expense	(20)	(27)
Net investment income	$626	$621

Net investment income increased 0.8% or $5 million in the first quarter of 2014 compared to the first quarter of 2013, primarily due to higher limited partnership income, partially offset by lower average investment balances.  Higher EMA limited partnership income resulted from favorable equity valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships.  Net investment income in the first quarter of 2014 includes $122 million relating to investments classified as held for sale.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,

	2014	2013
Impairment write-downs	$(4)	$(2)
Change in intent write-downs	(5)	(7)
Net other-than-temporary impairment losses recognized in earnings	(9)	(9)
Sales	7	21
Valuation of derivative instruments	3	(4)
Settlements of derivative instruments	(1)	11
Realized capital gains and losses, pre-tax	--	19
Income tax expense	--	(7)
Realized capital gains and losses, after-tax	$--	$12

Impairment write-downs, which includes changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended March 31,
	2014	2013
Fixed income securities	$(1)	$(26)
Mortgage loans	4	26
Equity securities	--	--
Limited partnership interests	(7)	--
Other investments	--	(2)
Impairment write-downs	$(4)	$(2)

Limited partnership write-downs in the three months ended March 31, 2014 primarily related to cost method limited partnerships that experienced declines in portfolio valuations deemed to be other than temporary.

Change in intent write-downs totaling $5 million in the three months ended March 31, 2014 were primarily related to the ongoing portfolio management of our equity securities.

Sales generated $7 million of net realized capital gains in the three months ended March 31, 2014 primarily related to equity securities in connection with ongoing portfolio management.

Valuation and settlements of derivative instruments generated net realized capital gains of $2 million for the three months ended March 31, 2014 primarily composed of gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	March 31, 2014	December 31, 2013
Common stock, retained income and additional capital paid-in	$5,269	$5,142
Accumulated other comprehensive income	1,254	928
Total shareholder’s equity	6,523	6,070
Notes due to related parties	275	282
Total capital resources	$6,798	$6,352

Shareholder’s equity increased in the first quarter of 2014, primarily due to increased unrealized net capital gains on investments and net income.

Notes due to related parties decreased in the first quarter of 2014 as the Company repaid the remaining $7 million of notes issued to AIC.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.  In January 2014, A.M. Best affirmed our financial strength rating of A+ and the outlook for the rating remained stable.  There have been no changes to our insurance financial strength ratings from Moody’s and S&P since December 31, 2013.

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

Allstate parent company capital capacity  The Corporation has at the parent holding company level deployable assets totaling $3.35 billion as of March 31, 2014 comprising cash and investments that are generally saleable within one quarter.  This provides funds for the parent company’s fixed charges and other corporate purposes.

The Company has access to additional borrowing to support liquidity through the Corporation as follows.  The amount available to the Company is at the discretion of the Corporation.

•               A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2014, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                  A $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  In April 2014, the Corporation amended the maturity date of this facility to April 2019 and also amended the option to extend the expiration by one year to the first and second anniversary of the amendment, upon approval of existing or replacement lenders.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 15.3% as of March 31, 2014.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the first three months of 2014.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•                  A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on April 30, 2012.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 466 million shares of treasury stock as of March 31, 2014), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $23.29 billion as of March 31, 2014.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2014.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,742	16.1%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	6,656	28.6
Market value adjustments (2)	3,129	13.4
Subject to discretionary withdrawal without adjustments (3)	9,759	41.9
Total contractholder funds (4)	$23,286	100.0%

(1)   Includes $2.98 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)   $2.36 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 6, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)   80% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)   Includes $881 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 29.2% in the first three months of 2014 compared to the same period of 2013.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 9.5% and 11.2% in the first three months of 2014 and 2013, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

Cash flows  As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first three months of 2014 compared to the first three months of 2013 was primarily due to higher contract benefits paid and lower net investment income, partially offset by higher premiums.

Higher cash was provided by investing activities in the first three months of 2014 compared to the first three months of 2013 as cash balances were increased to prepare for the settlement of the sale of LBL, including cash classified as held for sale, and for securities lending activities.  In addition, in the 2013 period short-term investments were increased to support scheduled maturities of institutional products.

Higher cash used in financing activities in the first three months of 2014 compared to the first three months of 2013 was primarily due to lower deposits, partially offset by lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of the Allstate Life Insurance Company Annual Report on Form 10-K for 2013.

Item 6.  Exhibits

(a)                                 Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

May 8, 2014
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Amended and Restated Reinsurance Agreement, dated April 1, 2014, between the Registrant and Lincoln Benefit Life Company	8-K	1-11840	10.1	April 7, 2014
10.2	Partial Commutation Agreement, dated April 1, 2014, between the Registrant and Lincoln Benefit Life Company	8-K	1-11840	10.2	April 7, 2014
10.3	Amendment No. 1 to Credit Agreement dated as of April 27, 2014	8-K	1-11840	10.1	April 29, 2014
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 8, 2014, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

E-1