Form 10-Q
period 2014-06-30
ALLSTATE LIFE INSURANCE CO
filed 2014-08-01
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ___           No   X

As of August 1, 2014, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2014 and 2013 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of June 30, 2014 (unaudited) and December 31, 2013	2

	Condensed Consolidated Statements of Shareholder’s Equity for the Six-Month Periods Ended June 30, 2014 and 2013 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2014 and 2013 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Operations Highlights	38
	Operations	39
	Investments Highlights	45
	Investments	45
	Capital Resources and Liquidity	51

Item 4.	Controls and Procedures	54

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 6.	Exhibits	55

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues
Premiums	$143	$150	$299	$295
Contract charges	193	260	460	524
Net investment income	525	619	1,151	1,240
Realized capital gains and losses:
Total other-than-temporary impairment losses	(14)	(15)	(22)	(16)
Portion of loss recognized in other comprehensive income	--	(2)	(1)	(10)
Net other-than-temporary impairment losses recognized in earnings	(14)	(17)	(23)	(26)
Sales and other realized capital gains and losses	4	75	13	103
Total realized capital gains and losses	(10)	58	(10)	77
	851	1,087	1,900	2,136
Costs and expenses
Contract benefits	334	396	745	777
Interest credited to contractholder funds	205	304	505	643
Amortization of deferred policy acquisition costs	43	51	88	104
Operating costs and expenses	76	114	157	231
Restructuring and related charges	1	--	3	2
Interest expense	4	7	8	15
	663	872	1,506	1,772
Gain (loss) on disposition of operations	15	1	(44)	3

Income from operations before income tax expense	203	216	350	367

Income tax expense	71	66	91	108

Net income	132	150	259	259

Other comprehensive (loss) income, after-tax
Change in unrealized net capital gains and losses	(4)	(562)	321	(536)
Change in unrealized foreign currency translation adjustments	-	(1)	1	--
Other comprehensive (loss) income, after-tax	(4)	(563)	322	(536)

Comprehensive income (loss)	$128	$(413)	$581	$(277)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30, 2014	December 31, 2013
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $26,537 and $27,427)	$28,924	$28,756
Mortgage loans	3,684	4,173
Equity securities, at fair value (cost $1,124 and $565)	1,267	650
Limited partnership interests	1,866	2,064
Short-term, at fair value (amortized cost $899 and $590)	899	590
Policy loans	611	623
Other	977	1,088
Total investments	38,228	37,944
Cash	121	93
Deferred policy acquisition costs	1,254	1,331
Reinsurance recoverables	2,597	2,754
Accrued investment income	347	358
Other assets	637	256
Separate Accounts	4,780	5,039
Assets held for sale	--	15,593
Total assets	$47,964	$63,368
Liabilities
Contractholder funds	$22,764	$23,604
Reserve for life-contingent contract benefits	11,880	11,589
Unearned premiums	6	6
Payable to affiliates, net	75	100
Other liabilities and accrued expenses	983	838
Deferred income taxes	1,250	941
Notes due to related parties	275	282
Separate Accounts	4,780	5,039
Liabilities held for sale	--	14,899
Total liabilities	42,013	57,298
Commitments and Contingent Liabilities (Note 8)
Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	--	--
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	--	--
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,990	2,690
Retained income	2,706	2,447
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	43	31
Other unrealized net capital gains and losses	1,586	997
Unrealized adjustment to DAC, DSI and insurance reserves	(381)	(101)
Total unrealized net capital gains and losses	1,248	927
Unrealized foreign currency translation adjustments	2	1
Total accumulated other comprehensive income	1,250	928
Total shareholder’s equity	5,951	6,070
Total liabilities and shareholder’s equity	$47,964	$63,368

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Six months ended June 30,
	2014	2013
	(unaudited)
Common stock	$5	$5

Additional capital paid-in
Balance, beginning of period	2,690	3,190
Return of capital	(700)	--
Balance, end of period	1,990	3,190

Retained income
Balance, beginning of period	2,447	2,485
Net income	259	259
Balance, end of period	2,706	2,744

Accumulated other comprehensive income
Balance, beginning of period	928	1,633
Change in unrealized net capital gains and losses	321	(536)
Change in unrealized foreign currency translation adjustments	1	--
Balance, end of period	1,250	1,097

Total shareholder’s equity	$5,951	$7,036

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six months ended June 30,
	2014	2013
Cash flows from operating activities	(unaudited)
Net income	$259	$259
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(39)	(32)
Realized capital gains and losses	10	(77)
Loss (gain) on disposition of operations	44	(3)
Interest credited to contractholder funds	505	643
Changes in:
Policy benefits and other insurance reserves	(337)	(348)
Unearned premiums	(1)	(1)
Deferred policy acquisition costs	7	(26)
Reinsurance recoverables, net	(4)	(42)
Income taxes	(8)	110
Other operating assets and liabilities	(123)	(52)
Net cash provided by operating activities	313	431
Cash flows from investing activities
Proceeds from sales
Fixed income securities	1,850	2,377
Equity securities	150	124
Limited partnership interests	215	109
Mortgage loans	10	20
Other investments	19	22
Investment collections
Fixed income securities	980	2,659
Mortgage loans	659	445
Other investments	29	65
Investment purchases
Fixed income securities	(1,541)	(2,358)
Equity securities	(689)	(290)
Limited partnership interests	(344)	(185)
Mortgage loans	(100)	(301)
Other investments	(63)	(65)
Change in short-term investments, net	133	18
Change in policy loans and other investments, net	64	76
Disposition of operations	345	--
Net cash provided by investing activities	1,717	2,716
Cash flows from financing activities
Contractholder fund deposits	605	1,051
Contractholder fund withdrawals	(1,900)	(4,255)
Return of capital	(700)	--
Repayment of notes due to related parties	(7)	(200)
Net cash used in financing activities	(2,002)	(3,404)
Net increase (decrease) in cash	28	(257)
Cash at beginning of period	93	341
Cash at end of period	$121	$84

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

The condensed consolidated financial statements and notes as of June 30, 2014 and for the three-month and six-month periods ended June 30, 2014 and 2013 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.

Premiums and contract charges

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Premiums
Traditional life insurance	$122	$116	$245	$228
Immediate annuities with life contingencies	--	9	5	16
Accident and health insurance	21	25	49	51
Total premiums	143	150	299	295

Contract charges
Interest-sensitive life insurance	189	256	450	517
Fixed annuities	4	4	10	7
Total contract charges	193	260	460	524
Total premiums and contract charges	$336	$410	$759	$819

Pending accounting standard

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which allows entities that invest in certain qualified affordable housing projects through limited liability entities the option to account for these investments using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, the entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit.  The guidance is effective for reporting periods beginning after December 15, 2014 and is to be applied retrospectively.  Early adoption is permitted.  The impact of adoption is not expected to be material to the Company’s results of operations and financial position.

2.  Disposition

On April 1, 2014, the Company completed the sale of Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.  The gross sale price was $797 million, representing $596 million of cash and the retention of tax benefits.  The loss on disposition decreased by $11 million, pre-tax, ($9 million, after-tax) and increased by $50 million, pre-tax, ($9 million, after-tax) in the three months and six months ended June 30, 2014, respectively.

In conjunction with the sale, the Company was required to establish a trust relating to the business that LBL continues to cede to ALIC.  This trust is required to have assets greater than or equal to the statutory reserves ceded by LBL to ALIC, measured on a monthly basis.  As of June 30, 2014, the trust holds $5.36 billion of investments.

The following table summarizes the assets and liabilities classified as held for sale as of December 31, 2013.

($ in millions)
Assets
Investments
Fixed income securities	$10,167
Mortgage loans	1,367
Short-term investments	160
Policy loans	198
Other investments	91
Total investments	11,983
Cash	--
Deferred policy acquisition costs	743
Reinsurance recoverables, net	1,660
Accrued investment income	109
Other assets	79
Separate Accounts	1,701
Assets held for sale	16,275
Less: Loss accrual	(682)
Total assets held for sale	$15,593
Liabilities
Reserve for life-contingent contract benefits	$1,894
Contractholder funds	10,945
Unearned premiums	12
Deferred income taxes	151
Other liabilities and accrued expenses	196
Separate Accounts	1,701
Total liabilities held for sale	$14,899

Included in shareholder’s equity was $85 million of accumulated other comprehensive income related to assets held for sale as of December 31, 2013.

3.  Supplemental Cash Flow Information

Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $77 million and $191 million for the six months ended June 30, 2014 and 2013, respectively.

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

($ in millions)	Six months ended June 30,
	2014	2013
Net change in proceeds managed
Net change in short-term investments	$(282)	$115
Operating cash flow (used) provided	$(282)	$115

Net change in liabilities
Liabilities for collateral, beginning of period	$(328)	$(561)
Liabilities for collateral, end of period	(610)	(446)
Operating cash flow provided (used)	$282	$(115)

4.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
June 30, 2014
U.S. government and agencies	$712	$102	$--	$814
Municipal	3,099	419	(13)	3,505
Corporate	19,911	1,761	(77)	21,595
Foreign government	662	89	(1)	750
Asset-backed securities (“ABS”)	862	26	(25)	863
Residential mortgage-backed securities (“RMBS”)	652	57	(7)	702
Commercial mortgage-backed securities (“CMBS”)	626	56	(3)	679
Redeemable preferred stock	13	3	--	16
Total fixed income securities	$26,537	$2,513	$(126)	$28,924

December 31, 2013
U.S. government and agencies	$678	$90	$(2)	$766
Municipal	3,135	231	(62)	3,304
Corporate	20,397	1,214	(295)	21,316
Foreign government	715	83	(6)	792
ABS	1,011	30	(34)	1,007
RMBS	752	50	(12)	790
CMBS	724	47	(7)	764
Redeemable preferred stock	15	2	--	17
Total fixed income securities	$27,427	$1,747	$(418)	$28,756

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of June 30, 2014:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,362	$1,388
Due after one year through five years	5,066	5,529
Due after five years through ten years	10,477	11,203
Due after ten years	7,492	8,560
	24,397	26,680
ABS, RMBS and CMBS	2,140	2,244
Total	$26,537	$28,924

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed income securities	$356	$494	$830	$990
Mortgage loans	65	87	140	178
Equity securities	6	3	10	5
Limited partnership interests	91	37	158	67
Short-term investments	1	--	1	1
Policy loans	9	12	20	24
Other	13	16	28	32
Investment income, before expense	541	649	1,187	1,297
Investment expense	(16)	(30)	(36)	(57)
Net investment income	$525	$619	$1,151	$1,240

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed income securities	$5	$24	$--	$6
Mortgage loans	(2)	(6)	1	25
Equity securities	14	31	16	32
Limited partnership interests	(28)	(3)	(33)	(3)
Derivatives	1	12	3	19
Other	--	--	3	(2)
Realized capital gains and losses	$(10)	$58	$(10)	$77

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Impairment write-downs	$--	$(16)	$(4)	$(18)
Change in intent write-downs	(14)	(1)	(19)	(8)
Net other-than-temporary impairment losses recognized in earnings	(14)	(17)	(23)	(26)
Sales	1	63	8	84
Valuation and settlements of derivative instruments	3	12	5	19
Realized capital gains and losses	$(10)	$58	$(10)	$77

Gross gains of $36 million and $74 million and gross losses of $15 million and $15 million were realized on sales of fixed income and equity securities during the three months ended June 30, 2014 and 2013, respectively.  Gross gains of $53 million and $99 million and gross losses of $29 million and $24 million were realized on sales of fixed income and equity securities during the six months ended June 30, 2014 and 2013, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2014			Six months ended June 30, 2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$--	$--	$--	$(1)	$--	$(1)
ABS	(1)	--	(1)	(1)	--	(1)
RMBS	3	--	3	3	(1)	2
Total fixed income securities	2	--	2	1	(1)	--
Mortgage loans	--	--	--	4	--	4
Equity securities	(4)	--	(4)	(8)	--	(8)
Limited partnership interests	(12)	--	(12)	(19)	--	(19)
Other-than-temporary impairment losses	$(14)	$--	$(14)	$(22)	$(1)	$(23)

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$--	$(1)	$(8)	$--	$(8)
ABS	--	(1)	(1)	--	(1)	(1)
RMBS	--	--	--	1	(1)	--
CMBS	--	(1)	(1)	(19)	(8)	(27)
Total fixed income securities	(1)	(2)	(3)	(26)	(10)	(36)
Mortgage loans	(9)	--	(9)	17	--	17
Equity securities	(1)	--	(1)	(1)	--	(1)
Limited partnership interests	(4)	--	(4)	(4)	--	(4)
Other	--	--	--	(2)	--	(2)
Other-than-temporary impairment losses	$(15)	$(2)	$(17)	$(16)	$(10)	$(26)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amounts exclude $143 million and $164 million as of June 30, 2014 and December 31, 2013, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2014	December 31, 2013
Municipal	$(5)	$(5)
ABS	(10)	(10)
RMBS	(57)	(90)
CMBS	(5)	(12)
Total	$(77)	$(117)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$(293)	$(343)	$(299)	$(345)
Additional credit loss for securities previously other-than-temporarily impaired	3	(2)	2	(12)
Additional credit loss for securities not previously other-than-temporarily impaired	(1)	(1)	(1)	(17)
Reduction in credit loss for securities disposed or collected	3	28	10	56
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	--	--	--	--
Change in credit loss due to accretion of increase in cash flows	--	--	--	--
Reduction in credit loss for securities sold in LBL disposition	59	--	59	--
Ending balance	$(229)	$(318)	$(229)	$(318)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair	Gross unrealized		Unrealized net
June 30, 2014	value	Gains	Losses	gains (losses)
Fixed income securities	$28,924	$2,513	$(126)	$2,387
Equity securities	1,267	148	(5)	143
Short-term investments	899	--	--	--
Derivative instruments (1)	(15)	1	(16)	(15)
Equity method (“EMA”) limited partnerships (2)				(2)
Unrealized net capital gains and losses, pre-tax				2,513
Amounts recognized for:
Insurance reserves (3)				(399)
DAC and DSI (4)				(186)
Amounts recognized				(585)
Deferred income taxes				(680)
Unrealized net capital gains and losses, after-tax				$1,248

_______________

(1)	Included in the fair value of derivative instruments are $1 million classified as assets and $16 million classified as liabilities.

(2)

Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ other comprehensive income. Fair value and gross unrealized gains and losses are not applicable.

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

($ in millions)	Fair	Gross unrealized		Unrealized net
December 31, 2013	value	Gains	Losses	gains (losses)
Fixed income securities	$28,756	$1,747	$(418)	$1,329
Equity securities	650	90	(5)	85
Short-term investments	590	--	--	--
Derivative instruments (1)	(13)	1	(14)	(13)
EMA limited partnerships				(2)
Investments classified as held for sale				190
Unrealized net capital gains and losses, pre-tax				1,589
Amounts recognized for:
Insurance reserves				--
DAC and DSI				(156)
Amounts recognized				(156)
Deferred income taxes				(506)
Unrealized net capital gains and losses, after-tax				$927

_______________

(1)	Included in the fair value of derivative instruments are $1 million classified as assets and $14 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the six months ended June 30, 2014 is as follows:

($ in millions)
Fixed income securities	$1,058
Equity securities	58
Derivative instruments	(2)
Investments classified as held for sale	(190)
Total	924
Amounts recognized for:
Insurance reserves	(399)
DAC and DSI	(30)
Amounts recognized	(429)
Deferred income taxes	(174)
Increase in unrealized net capital gains and losses, after-tax	$321

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number	Fair	Unrealized	Number	Fair	Unrealized	unrealized
	of issues	value	losses	of issues	value	losses	losses
June 30, 2014
Fixed income securities
U.S. government and agencies	24	$6	$--	--	$--	$--	$--
Municipal	1	3	--	33	182	(13)	(13)
Corporate	50	324	(4)	139	1,290	(73)	(77)
Foreign government	--	--	--	1	14	(1)	(1)
ABS	9	57	(1)	29	271	(24)	(25)
RMBS	24	11	--	46	104	(7)	(7)
CMBS	5	8	--	4	43	(3)	(3)
Total fixed income securities	113	409	(5)	252	1,904	(121)	(126)
Equity securities	38	97	(3)	1	51	(2)	(5)
Total fixed income and equity securities	151	$506	$(8)	253	$1,955	$(123)	$(131)

Investment grade fixed income securities	78	$255	$(3)	197	$1,568	$(84)	$(87)
Below investment grade fixed income securities	35	154	(2)	55	336	(37)	(39)
Total fixed income securities	113	$409	$(5)	252	$1,904	$(121)	$(126)

December 31, 2013
Fixed income securities
U.S. government and agencies	4	$76	$(2)	--	$--	$--	$(2)
Municipal	63	347	(24)	21	99	(38)	(62)
Corporate	530	5,191	(224)	48	467	(71)	(295)
Foreign government	7	76	(4)	1	13	(2)	(6)
ABS	17	162	(1)	42	400	(33)	(34)
RMBS	35	42	(2)	47	129	(10)	(12)
CMBS	5	14	--	6	52	(7)	(7)
Total fixed income securities	661	5,908	(257)	165	1,160	(161)	(418)
Equity securities	25	80	(5)	--	--	--	(5)
Total fixed income and equity securities	686	$5,988	$(262)	165	$1,160	$(161)	$(423)

Investment grade fixed income securities	526	$5,272	$(236)	110	$834	$(112)	$(348)
Below investment grade fixed income securities	135	636	(21)	55	326	(49)	(70)
Total fixed income securities	661	$5,908	$(257)	165	$1,160	$(161)	$(418)

As of June 30, 2014, $93 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $93 million, $62 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standards and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

As of June 30, 2014, the remaining $38 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost.  Investment grade fixed income securities comprising $25 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $38 million, $13 million are related to below investment grade fixed income securities.  Of these amounts, $11 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2014.

ABS, RMBS and CMBS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings.  This evaluation also takes into consideration credit enhancement, measured in terms of (i)

subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for ABS and RMBS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the quality of the underlying assets.  Unrealized losses on equity securities are primarily related to temporary equity market fluctuations of securities that are expected to recover.

As of June 30, 2014, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of June 30, 2014, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.

Limited partnerships

As of June 30, 2014 and December 31, 2013, the carrying value of equity method limited partnerships totaled $1.33 billion and $1.46 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.  The Company had no impairment write-downs related to equity method limited partnerships for the three months or six months ended June 30, 2014 and 2013.

As of June 30, 2014 and December 31, 2013, the carrying value for cost method limited partnerships was $535 million and $605 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.  The Company had $2 million and $9 million of impairment write-downs related to cost method limited partnerships for the three months and six months ended June 30, 2014, respectively.  The Company had $4 million of impairment write-downs related to cost method limited partnerships for both the three months and six months ended June 30, 2013.

Tax credit funds were reclassified from limited partnership interests to other assets as of June 30, 2014 since the return on these funds is in the form of tax credits rather than investment income.  These tax credit funds totaled $292 million as of June 30, 2014.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2014.

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

($ in millions)	June 30, 2014			December 31, 2013
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$172	$--	$172	$153	$--	$153
1.0 - 1.25	462	--	462	560	--	560
1.26 - 1.50	1,069	2	1,071	1,167	2	1,169
Above 1.50	1,928	38	1,966	2,176	38	2,214
Total non-impaired mortgage loans	$3,631	$40	$3,671	$4,056	$40	$4,096

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2014	December 31, 2013
Impaired mortgage loans with a valuation allowance	$13	$77
Impaired mortgage loans without a valuation allowance	--	--
Total impaired mortgage loans	$13	$77
Valuation allowance on impaired mortgage loans	$9	$21

The average balance of impaired loans was $35 million and $88 million for the six months ended June 30, 2014 and 2013, respectively.

The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance	$9	$15	$21	$42
Net increase (decrease) in valuation allowance	--	9	(4)	(17)
Charge offs	--	(3)	(8)	(4)
Ending balance	$9	$21	$9	$21

Payments on all mortgage loans were current as of June 30, 2014 and December 31, 2013.

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

Level 3 measurements

•       Fixed income securities:

Municipal:  Comprise municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”).  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads.  Also included are municipal bonds valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  Also includes auction rate securities (“ARS”) primarily backed by student loans that have become illiquid due to failures in the auction market and are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including the anticipated date liquidity will return to the market.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2014
Assets
Fixed income securities:
U.S. government and agencies	$170	$644	$--		$814
Municipal	--	3,403	102		3,505
Corporate	--	20,712	883		21,595
Foreign government	--	750	--		750
ABS	--	758	105		863
RMBS	--	702	--		702
CMBS	--	674	5		679
Redeemable preferred stock	--	16	--		16
Total fixed income securities	170	27,659	1,095		28,924
Equity securities	1,209	51	7		1,267
Short-term investments	92	807	--		899
Other investments: Free-standing derivatives	--	95	3	$(7)	91
Separate account assets	4,780	--	--	--	4,780
Other assets	--	--	1	--	1
Total recurring basis assets	6,251	28,612	1,106	(7)	35,962
Non-recurring basis (1)	--	--	32	--	32
Total assets at fair value	$6,251	$28,612	$1,138	$(7)	$35,994
% of total assets at fair value	17.4%	79.5%	3.1%	--%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$(331)		$(331)
Other liabilities: Free-standing derivatives	--	(57)	(8)	$7	(58)
Total liabilities at fair value	$--	$(57)	$(339)	$7	$(389)
% of total liabilities at fair value	--%	14.7%	87.1%	(1.8)%	100.0%

(1) Includes $32 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2013.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2013
Assets
Fixed income securities:
U.S. government and agencies	$145	$621	$--		$766
Municipal	--	3,185	119		3,304
Corporate	--	20,308	1,008		21,316
Foreign government	--	792	--		792
ABS	--	895	112		1,007
RMBS	--	790	--		790
CMBS	--	763	1		764
Redeemable preferred stock	--	16	1		17
Total fixed income securities	145	27,370	1,241		28,756
Equity securities	593	51	6		650
Short-term investments	129	461	--		590
Other investments: Free-standing derivatives	--	268	9	$(11)	266
Separate account assets	5,039	--	--		5,039
Assets held for sale	1,854	9,812	362		12,028
Total recurring basis assets	7,760	37,962	1,618	(11)	47,329
Non-recurring basis (1)	--	--	17		17
Total assets at fair value	$7,760	$37,962	$1,635	$(11)	$47,346
% of total assets at fair value	16.4%	80.2%	3.4%	--%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$--	$(307)		$(307)
Other liabilities: Free-standing derivatives	--	(185)	(14)	$7	(192)
Liabilities held for sale	--	--	(246)		(246)
Total recurring basis liabilities	--	(185)	(567)	7	(745)
Non-recurring basis (2)	--	--	(11,088)		(11,088)
Total liabilities at fair value	$--	$(185)	$(11,655)	$7	$(11,833)
% of total liabilities at fair value	--%	1.6%	98.5%	(0.1)%	100.0%

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

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
June 30, 2014
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(275)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%

December 31, 2013
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.75%

Liabilities held for sale – Equity-indexed and forward starting options	$(246)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.91%

If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of June 30, 2014 and December 31, 2013, Level 3 fair value measurements include $1.03 billion and $1.15 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  As of December 31, 2013, Level 3 fair value measurements for assets held for sale include $319 million of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$119	$--	$1	$--	$(17)
Corporate	891	6	9	--	(1)
ABS	122	--	1	--	(12)
CMBS	5	--	--	--	--
Total fixed income securities	1,137	6	11	--	(30)
Equity securities	6	--	--	--	--
Free-standing derivatives, net	(7)	3	--	--	--
Other assets	--	1	--	--	--
Assets held for sale	347	--	--	--	--
Total recurring Level 3 assets	$1,483	$10	$11	$--	$(30)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(319)	$(12)	$--	$--	$--
Liabilities held for sale	(230)	--	--	--	--
Total recurring Level 3 liabilities	$(549)	$(12)	$--	$--	$--

	Sold in LBL disposition	Purchases/ Issues (2)	Sales	Settlements	Balance as of June 30, 2014
Assets
Fixed income securities:
Municipal	$--	$--	$(1)	$--	$102
Corporate	--	10	(3)	(29)	883
ABS	--	--	--	(6)	105
CMBS	--	--	--	--	5
Total fixed income securities	--	10	(4)	(35)	1,095
Equity securities	--	1	--	--	7
Free-standing derivatives, net	--	--	--	(1)	(5)	(3)
Other assets	--	--	--	--	1
Assets held for sale	(347)	--	--	--	--
Total recurring Level 3 assets	$(347)	$11	$(4)	$(36)	$1,098

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$(2)	$--	$2	$(331)
Liabilities held for sale	230	--	--	--	--
Total recurring Level 3 liabilities	$230	$(2)	$--	$2	$(331)

(1)  The effect to net income totals $(2) million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $5 million in realized capital gains and losses, $4 million in net investment income, $(10) million in interest credited to contractholder funds and $(1) million in contract benefits.

(2)  Represents purchases for assets and issues for liabilities.

(3)  Comprises $3 million of assets and $8 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$119	$(1)	$3	$--	$(17)
Corporate	1,008	11	9	--	(26)
ABS	112	--	1	--	(12)
CMBS	1	--	--	--	--
Redeemable preferred stock	1	--	--	--	--
Total fixed income securities	1,241	10	13	--	(55)
Equity securities	6	--	--	--	--
Free-standing derivatives, net	(5)	1	--	--	--
Other assets	--	1	--	--	--
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$1,604	$11	$15	$4	$(57)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(14)	$--	$--	$--
Liabilities held for sale	(246)	17	--	--	--
Total recurring Level 3 liabilities	$(553)	$3	$--	$--	$--

	Sold in LBL disposition(3)	Purchases/ Issues	Sales	Settlements	Balance as of June 30, 2014
Assets
Fixed income securities:
Municipal	$--	$--	$(2)	$--	$102
Corporate	--	12	(89)	(42)	883
ABS	--	11	--	(7)	105
CMBS	4	--	--	--	5
Redeemable preferred stock	--	--	(1)	--	--
Total fixed income securities	4	23	(92)	(49)	1,095
Equity securities	--	1	--	--	7
Free-standing derivatives, net	--	2	--	(3)	(5)	(2)
Other assets	--	--	--	--	1
Assets held for sale	(351)	--	(8)	(6)	--
Total recurring Level 3 assets	$(347)	$26	$(100)	$(58)	$1,098

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$--	$(13)	$--	$3	$(331)
Liabilities held for sale	230	(4)	--	3	--
Total recurring Level 3 liabilities	$230	$(17)	$--	$6	$(331)

(1)  The effect to net income totals $14 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $8 million in realized capital gains and losses, $6 million in net investment income, $4 million in contract benefits and $(4) million in loss on disposition of operations.

(2)  Comprises $3 million of assets and $8 million of liabilities.

(3)   Includes transfers from held for sale that took place in first quarter 2014 of $4 million for CMBS and $(4) million for Assets held for sale.

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

There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2014 or 2013.

Transfers into Level 3 during the three months and six months ended June 30, 2014 and 2013 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months and six months ended June 30, 2014 and 2013 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Assets
Fixed income securities:
Municipal	$--	$--	$(1)	$(6)
Corporate	4	4	7	7
ABS	--	(1)	--	(1)
CMBS	--	(1)	--	(2)
Total fixed income securities	4	2	6	(2)
Free-standing derivatives, net	6	9	6	16
Other assets	1	--	1	--
Assets held for sale	--	--	(1)	--
Total recurring Level 3 assets	$11	$11	$12	$14

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(12)	$57	$(14)	$63
Liabilities held for sale	--	--	17	--
Total recurring Level 3 liabilities	$(12)	$57	$3	$63

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(1) million for the three months ended June 30, 2014 and are reported as follows: $4 million in realized capital gains and losses, $4 million in net investment income, $(10) million in interest credited to contractholder funds, $(1) million in contract benefits and $2 million in gain on disposition of operations.  These gains and losses total $68 million for the three months ended June 30, 2013 and are reported as follows: $7 million in realized capital gains and losses, $4 million in net investment income, $37 million in interest credited to contractholder funds and $20 million in contract benefits.  These gains and losses total $15 million for the six months ended June 30, 2014 and are reported as follows: $5 million in realized capital gains and losses, $6 million in net investment income and $4 million in contract benefits.  These gains and losses total $77 million for the six months ended June 30, 2013 and are reported as follows: $8 million in realized capital gains and losses, $6 million in net investment income, $17 million in interest credited to contractholder funds and $46 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	June 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,684	$3,909	$4,173	$4,300
Cost method limited partnerships	535	746	605	799
Agent loans	355	351	341	325
Bank loans	222	223	160	161
Notes due from related party	275	275	275	275
Assets held for sale	--	--	1,458	1,532

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

Financial liabilities

($ in millions)	June 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$14,707	$15,414	$15,542	$16,198
Notes due to related parties	275	275	282	282
Liability for collateral	610	610	328	328
Liabilities held for sale	--	--	7,417	7,298

The fair value of contractholder funds on investment contracts, including those classified as liabilities held for sale, is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for the Company’s own credit risk.  Deferred annuities included in contractholder funds are valued using discounted cash flow models that incorporate market value margins, which are based on the cost of holding economic capital, and the Company’s own credit risk.  Immediate annuities without life contingencies and fixed rate funding agreements are valued at the present value of future benefits using market implied interest rates which include the Company’s own credit risk.  The fair value measurements for contractholder funds on investment contracts and liabilities held for sale are categorized as Level 3.

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

The Company may also use derivatives to manage the risk associated with corporate actions, including the sale of a business. During 2014 and December 2013, swaptions were utilized to hedge the expected proceeds from the disposition of LBL.

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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of June 30, 2014, the Company pledged $26 million of cash and securities in the form of margin deposits.

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2014.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$--	$--	$--

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	79	n/a	1	1	--
Equity and index contracts
Options	Other investments	--	3,721	88	88	--
Financial futures contracts	Other assets	--	368	--	--	--
Foreign currency contracts
Foreign currency forwards	Other investments	9	n/a	--	--	--
Credit default contracts
Credit default swaps – buying protection	Other investments	20	n/a	--	--	--
Credit default swaps – selling protection	Other investments	85	n/a	2	2	--
Other contracts
Other contracts	Other assets	4	n/a	1	1	--
Subtotal		197	4,089	92	92	--
Total asset derivatives		$213	4,089	$92	$92	$--

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$119	n/a	$(15)	$--	$(15)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	5	5	--
Interest rate cap agreements	Other liabilities & accrued expenses	136	n/a	2	2	--
Equity and index contracts
Options	Other liabilities & accrued expenses	--	3,571	(40)	--	(40)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	46	n/a	--	--	--
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	674	n/a	(38)	--	(38)
Guaranteed withdrawal benefits	Contractholder funds	473	n/a	(13)	--	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,770	n/a	(275)	--	(275)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(5)	--	(5)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	124	n/a	(2)	--	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(8)	--	(8)
Subtotal		3,493	3,571	(374)	7	(381)
Total liability derivatives		3,612	3,571	(389)	$7	$(396)

Total derivatives		$3,825	7,660	$(297)

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2014
Asset derivatives	$9	$(7)	$--	$2	$--	$2
Liability derivatives	(26)	7	--	(19)	16	(3)

December 31, 2013
Asset derivatives	$14	$(11)	$--	$3	$(3)	$--
Liability derivatives	(33)	11	(4)	(26)	22	(4)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $2 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months and six months ended June 30, 2014 or 2013.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
(Loss) gain recognized in OCI on derivatives during the period	$(2)	$6	$(4)	$9
Loss recognized in OCI on derivatives during the term of the hedging relationship	(15)	(7)	(15)	(7)
Loss reclassified from AOCI into income (net investment income)	--	(1)	--	(1)
Loss reclassified from AOCI into income (realized capital gains and losses)	(2)	--	(2)	--

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income.  For the three months and six months ended June 30, 2014 and 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2014
Interest rate contracts	$(1)	$--	$--	$--	$(1)
Equity and index contracts	--	--	12	--	12
Embedded derivative financial instruments	--	(1)	(10)	--	(11)
Credit default contracts	4	--	--	--	4
Other contracts	--	--	1	--	1
Total	$3	$(1)	$3	$--	$5

Six months ended June 30, 2014
Interest rate contracts	$(2)	$--	$--	$(4)	$(6)
Equity and index contracts	--	--	21	--	21
Embedded derivative financial instruments	--	4	(11)	--	(7)
Credit default contracts	7	--	--	--	7
Other contracts	--	--	1	--	1
Total	$5	$4	$11	$(4)	$16

($ in millions)	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2013
Interest rate contracts	$--	$3	$--	$--	$3
Equity and index contracts	--	--	--	9	9
Embedded derivative financial instruments	--	--	20	14	34
Foreign currency contracts	--	--	--	--	--
Credit default contracts	--	9	--	--	9
Other contracts		--	--	(3)	(3)
Total	$--	$12	$20	$20	$52

Six months ended June 30, 2013
Interest rate contracts	$--	$3	$--	$--	$3
Equity and index contracts	--	--	--	47	47
Embedded derivative financial instruments	--	(1)	46	(26)	19
Foreign currency contracts	--	1	--	--	1
Credit default contracts	--	16	--	--	16
Other contracts		--	--	(3)	(3)
Total	$--	$19	$46	$18	$83

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of June 30, 2014, counterparties pledged $2 million in cash and securities to the Company, and the Company pledged $18 million in securities to counterparties which includes $16 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $2 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	June 30, 2014				December 31, 2013
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$19	$1	$--	1	$22	$1	$1
A	4	45	1	1	4	1,523	2	--
A-	--	--	--	--	1	24	1	--
BBB+	1	3	--	--	1	3	--	--
BBB	1	62	--	--	1	76	1	--
Total	7	$129	$2	$1	8	$1,648	$5	$1

_________________

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

($ in millions)	June 30, 2014	December 31, 2013
Gross liability fair value of contracts containing credit-risk-contingent features	$26	$25
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(7)	(9)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(16)	(14)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$3	$2

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2014
Single name
Corporate debt	$--	$5	$--	$--	$5	$--
First-to-default Basket
Municipal	--	100	--	--	100	(8)
Index
Corporate debt	1	21	53	5	80	2
Total	$1	$126	$53	$5	$185	$(6)

December 31, 2013
Single name
Corporate debt	$--	$5	$--	$--	$5	$--
First-to-default Basket
Municipal	--	100	--	--	100	(15)
Index
Corporate debt	1	20	55	4	80	2
Total	$1	$125	$55	$4	$185	$(13)

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

7.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Direct	$187	$520	$708	$1,035
Assumed
Affiliate	32	31	65	61
Non-affiliate	195	17	211	34
Ceded-non-affiliate	(78)	(158)	(225)	(311)
Premiums and contract charges, net of reinsurance	$336	$410	$759	$819

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Direct	$253	$441	$746	$871
Assumed
Affiliate	23	18	46	40
Non-affiliate	129	12	142	25
Ceded-non-affiliate	(71)	(75)	(189)	(159)
Contract benefits, net of reinsurance	$334	$396	$745	$777

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Direct	$191	$302	$489	$637
Assumed
Affiliate	2	3	4	5
Non-affiliate	20	8	27	15
Ceded-non-affiliate	(8)	(9)	(15)	(14)
Interest credited to contractholder funds, net of reinsurance	$205	$304	$505	$643

8.  Guarantees and Contingent Liabilities

Guarantees

The Company owns certain fixed income securities that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these fixed income securities, as measured by the amount of the aggregate initial investment, was $4 million as of June 30, 2014.  The obligations associated with these fixed income securities expire at various dates on or before March 11, 2018.

Related to the sale of LBL on April 1, 2014, the Company has agreed to indemnify Resolution Life Holdings, Inc. related to representations, warranties and covenants of the Company, subject to certain contractual limitations as to the Company’s maximum obligation.  The representations and warranties made by the Company will expire by March 31, 2015, except for those pertaining to certain tax items and certain liabilities specifically excluded from the transaction.  Management does not believe these indemnification provisions will have a material effect on results of operations, cash flows or financial position of the Company.

Related to the disposal through reinsurance of substantially all of the Company’s variable annuity business to Prudential in 2006, the Company and the Corporation have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and liabilities specifically excluded from the transaction) that the Company has agreed to retain.  In addition, the Company and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and its agents, including certain liabilities arising from the Company’s provision of transition services.  The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees.  Management does not believe this agreement will have a material effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2014.

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

9.  Other Comprehensive Income

The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2014			2013
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(16)	$6	$(10)	$(807)	$282	$(525)
Less: reclassification adjustment of realized capital gains and losses	(10)	4	(6)	57	(20)	37
Unrealized net capital gains and losses	(6)	2	(4)	(864)	302	(562)
Unrealized foreign currency translation adjustments	--	--	--	(2)	1	(1)
Other comprehensive income (loss)	$(6)	$2	$(4)	$(866)	$303	$(563)
Net income			132			150
Comprehensive income (loss)			$128			$(413)

	Six months ended June 30,
	2014			2013
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$474	$(167)	$307	$(792)	$277	$(515)
Less: reclassification adjustment of realized capital gains and losses	(21)	7	(14)	33	(12)	21
Unrealized net capital gains and losses	495	(174)	321	(825)	289	(536)
Unrealized foreign currency translation adjustments	2	(1)	1	--	--	--
Other comprehensive income (loss)	$497	$(175)	$322	$(825)	$289	$(536)
Net income			259			259
Comprehensive income (loss)			$581			$(277)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and of shareholder’s equity and cash flows for the six-month periods ended June 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

August 1, 2014

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

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

OPERATIONS HIGHLIGHTS

•                  Net income was $132 million and $259 million in the second quarter and first six months of 2014, respectively, compared to $150 million and $259 million in the second quarter and first six months of 2013, respectively.

•                  Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $332 million in the second quarter of 2014, a decrease of 16.4% from $397 million in the second quarter of 2013, and $744 million in the first six months of 2014, a decrease of 6.5% from $796 million in the first six months of 2013.

•                  Investments totaled $38.23 billion as of June 30, 2014, reflecting an increase of $284 million from $37.94 billion as of December 31, 2013.  Investments as of December 31, 2013 excluded investments classified as held for sale.  Net investment income decreased 15.2% to $525 million in the second quarter of 2014 and 7.2% to $1.15 billion in the first six months of 2014 from $619 million and $1.24 billion in the second quarter and first six months of 2013, respectively.

•                  Net realized capital losses totaled $10 million in both the second quarter and first six months of 2014 compared to net realized capital gains of $58 million and $77 million in the second quarter and first six months of 2013, respectively.

•                  Contractholder funds totaled $22.76 billion as of June 30, 2014, reflecting a decrease of $840 million from $23.60 billion as of December 31, 2013.

•                  On April 1, 2014, we closed the sale of Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.  The loss on disposition decreased by $9 million, after-tax, and increased by $9 million, after-tax, in the three months and six months ended June 30, 2014, respectively.

OPERATIONS

Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Premiums	$143	$150	$299	$295
Contract charges	193	260	460	524
Net investment income	525	619	1,151	1,240
Realized capital gains and losses	(10)	58	(10)	77
Total revenues	851	1,087	1,900	2,136

Costs and expenses
Contract benefits	(334)	(396)	(745)	(777)
Interest credited to contractholder funds	(205)	(304)	(505)	(643)
Amortization of DAC	(43)	(51)	(88)	(104)
Operating costs and expenses	(76)	(114)	(157)	(231)
Restructuring and related charges	(1)	--	(3)	(2)
Interest expense	(4)	(7)	(8)	(15)
Total costs and expenses	(663)	(872)	(1,506)	(1,772)

Gain (loss) on disposition of operations	15	1	(44)	3
Income tax expense	(71)	(66)	(91)	(108)
Net income	$132	$150	$259	$259

Investments as of June 30			$38,228	$51,415

Net income was $132 million in the second quarter of 2014 compared to $150 million in the second quarter of 2013.  The decline primarily relates to the reduction in business due to the sale of LBL on April 1, 2014.  Excluding results of the LBL business for second quarter 2013 of $28 million, net income increased $10 million in the second quarter of 2014 compared to the second quarter of 2013, primarily due to higher net investment income and lower operating costs and expenses, partially offset by net realized capital losses in second quarter 2014 compared to net realized capital gains in second quarter 2013.

Net income was $259 million in the first six months of 2014, which was comparable to the first six months of 2013.  Excluding results of the LBL business for second quarter 2013 of $28 million, net income increased $28 million in the first six months of 2014 compared to the first six months of 2013, primarily due to lower operating costs and expenses, lower interest credited to contractholder funds, higher net investment income and higher premiums and contract charges, partially offset by net realized capital losses in the first six months of 2014 compared to net realized capital gains in the first six months of 2013, the increase in the loss on disposition related to the LBL sale and higher contract benefits.

Analysis of revenues   Total revenues decreased 21.7% or $236 million and 11.0% or $236 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $218 million, total revenues decreased $18 million in both the second quarter and first six months of 2014 compared to the same periods of 2013, primarily due to net realized capital losses in 2014 compared to net realized capital gains in 2013, partially offset by higher net investment income and higher premiums and contract charges.

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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Underwritten products
Traditional life insurance premiums	$122	$116	$245	$228
Accident and health insurance premiums	21	25	49	51
Interest-sensitive life insurance contract charges	189	256	450	517
Subtotal	332	397	744	796

Annuities
Immediate annuities with life contingencies premiums	--	9	5	16
Other fixed annuity contract charges	4	4	10	7
Subtotal	4	13	15	23
Premiums and contract charges (1)	$336	$410	$759	$819

(1)   Contract charges related to the cost of insurance totaled $132 million and $176 million for the second quarter of 2014 and 2013, respectively, and $317 million and $353 million in the first six months of 2014 and 2013, respectively.

Total premiums and contract charges decreased 18.0% or $74 million and 7.3% or $60 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $82 million, premiums and contract charges increased $8 million and $22 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to increased traditional life insurance premiums due to higher renewals and sales through Allstate agencies, partially offset by lower premiums on immediate annuities with life contingencies due to discontinuing new sales January 1, 2014.

Allstate agencies and exclusive financial specialists continue to sell LBL life products until we transition these products to an Allstate company.  LBL life business sold through the Allstate agency channel and all LBL payout annuity business continues to be reinsured and serviced by ALIC.  Following the closing of the sale, LBL was rated A- from A.M. Best and BBB+ from Standard & Poor’s (“S&P”).  ALIC is rated A+ by A.M. Best, A+ by S&P and A1 by Moody’s.

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Contractholder funds, beginning balance	$23,286	$38,116	$23,604	$38,634
Contractholder funds classified as held for sale, beginning balance	10,661	--	10,945	--
Total contractholder funds, including those classified as held for sale	33,947	38,116	34,549	38,634

Deposits
Interest-sensitive life insurance	218	280	509	567
Fixed annuities	56	301	183	662
Total deposits	274	581	692	1,229

Interest credited	205	306	506	650

Benefits, withdrawals, maturities and other adjustments
Benefits	(281)	(394)	(656)	(786)
Surrenders and partial withdrawals	(549)	(840)	(1,256)	(1,726)
Maturities of and interest payments on institutional products	--	(1,797)	--	(1,798)
Contract charges	(178)	(255)	(438)	(513)
Net transfers from separate accounts	1	5	4	6
Other adjustments (1)	7	(61)	25	(35)
Total benefits, withdrawals, maturities and other adjustments	(1,000)	(3,342)	(2,321)	(4,852)

Contractholder funds sold in LBL disposition	(10,662)	--	(10,662)	--

Contractholder funds, ending balance	$22,764	$35,661	$22,764	$35,661

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

Contractholder funds decreased 2.2% and 3.6% in the second quarter and first six months of 2014, respectively, compared to decreases of 6.4% and 7.7% in the same periods of 2013, respectively.  The decreases in the 2014 periods reflect no longer offering fixed annuity products beginning January 1, 2014.

Contractholder deposits decreased 52.8% and 43.7% in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to no longer offering fixed annuity products beginning January 1, 2014, as well as lower deposits on interest-sensitive life insurance due to the LBL sale.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 34.6% to $549 million in the second quarter of 2014 and 27.2% to 1.26 billion in the first six months of 2014 from $840 million and $1.73 billion in the second quarter and first six months of 2013, respectively.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 9.7% in the first six months of 2014 compared to 10.9% in the same period of 2013.

Maturities of and interest payments on institutional products included a $1.75 billion maturity in second quarter 2013.

Analysis of costs and expenses   Total costs and expenses decreased 24.0% or $209 million in the second quarter of 2014 and 15.0% or $266 million in the first six months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $176 million, total costs and expenses decreased $33 million and $90 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to lower operating costs and expenses and lower interest credited to contractholder funds, partially offset by higher contract benefits in the six month period.

Contract benefits decreased 15.7% or $62 million in the second quarter of 2014 and 4.1% or $32 million in the first six months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $62 million, contract benefits in the second quarter of 2014 were comparable to the same period of 2013.  Excluding results of the LBL business for second quarter 2013 of $62 million, contract benefits increased $30 million in first six months of 2014 compared to the same period of 2013, primarily due to worse mortality experience on life insurance in the first quarter of 2014.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $130 million and $260 million in the second quarter and first six months of 2014, respectively, compared to $130 million and $263 million in the second quarter and first six months of 2013, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Life insurance	$83	$72	$155	$155
Accident and health insurance	7	4	15	12
Annuities	(19)	(16)	(39)	(33)
Total benefit spread	$71	$60	$131	$134

Benefit spread increased 18.3% or $11 million in the second quarter of 2014 compared to the same period of 2013, primarily due to higher life insurance premiums and better mortality experience on life insurance.  Benefit spread decreased 2.2% or $3 million in the first six months of 2014 compared to the same periods of 2013, primarily due to worse mortality experience on life insurance and annuities, partially offset by higher life insurance premiums.

Interest credited to contractholder funds decreased 32.6% or $99 million in the second quarter of 2014 and 21.5% or $138 million in the first six months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $89 million, interest credited to contractholder funds decreased $10 million and $49 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $4 million and $21 million in the second quarter and first six months of 2014, respectively, compared to a $5 million decrease and a $4 million increase in the second quarter and first six months of 2013, respectively.

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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Annuities and institutional products	$98	$86	$206	$143
Life insurance	27	27	58	53
Accident and health insurance	2	3	6	7
Net investment income on investments supporting capital	67	64	137	135
Investment spread before valuation changes on embedded derivatives that are not hedged	194	180	407	338
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(4)	5	(21)	(4)
Total investment spread	$190	$185	$386	$334

Investment spread before valuation changes on embedded derivatives that are not hedged increased 7.8% or $14 million in the second quarter of 2014 and 20.4% or $69 million in the first six months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $51 million, investment spread before valuation changes on embedded derivatives that are not hedged increased $65 million in the second quarter of 2014 and $120 million in the first six months of 2014 compared to the same periods of 2013, primarily due to higher limited partnership income and lower crediting rates, partially offset by the continued managed reduction in our spread-based business in force.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads. For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale were included for periods prior to April 1, 2014.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2014	2013	2014	2013	2014	2013
Interest-sensitive life insurance	5.5%	5.2%	4.0%	3.8%	1.5%	1.4%
Deferred fixed annuities and institutional products	4.3	4.7	2.7	2.9	1.6	1.8
Immediate fixed annuities with and without life contingencies	8.0	6.8	5.9	6.0	2.1	0.8
Investments supporting capital, traditional life and other products	5.1	3.9	n/a	n/a	n./a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2014	2013	2014	2013	2014	2013
Interest-sensitive life insurance	5.4%	5.3%	3.9%	3.9%	1.5%	1.4%
Deferred fixed annuities and institutional products	4.4	4.6	2.9	3.0	1.5	1.6
Immediate fixed annuities with and without life contingencies	7.8	6.5	6.0	6.0	1.8	0.5
Investments supporting capital, traditional life and other products	4.6	4.1	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	June 30,
	2014	2013
Immediate fixed annuities with life contingencies	$8,913	$8,891
Other life contingent contracts and other	2,967	4,558
Reserve for life-contingent contract benefits	$11,880	$13,449

Interest-sensitive life insurance	$7,131	$10,453
Deferred fixed annuities	11,753	20,852
Immediate fixed annuities without life contingencies	3,557	3,771
Institutional products	85	85
Other	238	500
Contractholder funds	$22,764	$35,661

Amortization of DAC  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$42	$45	$87	$99
Amortization relating to realized capital gains and losses(1) and valuation changes on embedded derivatives that are not hedged	1	6	1	5
Amortization acceleration for changes in assumptions (“DAC unlocking”)	--	--	--	--
Total amortization of DAC	$43	$51	$88	$104

_______________

(1) The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 15.7% or $8 million in the second quarter of 2014 and 15.4% or $16 million in the first six months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $12 million, amortization of DAC increased $4 million in the second quarter of 2014 compared to the same period of 2013, primarily due to higher amortization on interest-sensitive life insurance resulting from increased gross profits.  Excluding results of the LBL business for second quarter 2013 of $12 million, amortization of DAC decreased $4 million in first six months of 2014, compared to the same period of 2013, primarily due to lower amortization relating to valuation changes on embedded derivatives that are not hedged.

Operating costs and expenses decreased 33.3% or $38 million in the second quarter of 2014 and 32.0% or $74 million in the first six months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $13 million, operating costs and expenses decreased $25 million and $61 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.   The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Non-deferrable commissions	$2	$6	$11	$13
General and administrative expenses	66	98	127	197
Taxes and licenses	8	10	19	21
Total operating costs and expenses	$76	$114	$157	$231

Restructuring and related charges	$1	$--	$3	$2

General and administrative expenses decreased 32.7% or $32 million in the second quarter of 2014 and 35.5% or $70 million in the first six months of 2014 compared to the same periods of 2013, primarily due to the sale of LBL on April 1, 2014, lower employee related expenses, lower net Allstate agencies distribution channel expenses reflecting increased fees from sales of third party financial products, and lower technology and marketing costs.

INVESTMENTS HIGHLIGHTS

•                  Investments totaled $38.23 billion as of June 30, 2014, increasing from $37.94 billion as of December 31, 2013.

•                  Unrealized net capital gains totaled $2.51 billion as of June 30, 2014, increasing from $1.59 billion as of December 31, 2013.

•                  Net investment income was $525 million in the second quarter of 2014, a decrease of 15.2% from $619 million in the second quarter of 2013, and $1.15 billion in the first six months of 2014, a decrease of 7.2% from $1.24 billion in the first six months of 2013.

•                  Net realized capital losses were $10 million in both the second quarter and first six months of 2014 compared to net realized capital gains of $58 million and $77 million in the second quarter and first six months of 2013, respectively.

INVESTMENTS

The composition of the investment portfolio as of June 30, 2014 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$28,924	75.7%
Mortgage loans	3,684	9.6
Equity securities (2)	1,267	3.3
Limited partnership interests (3)	1,866	4.9
Short-term investments (4)	899	2.3
Policy loans	611	1.6
Other	977	2.6
Total	$38,228	100.0%

_____________________

(1)  Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $26.54 billion.

(2)  Equity securities are carried at fair value.  Cost basis for these securities was $1.12 billion.

(3)  We have commitments to invest in additional limited partnership interests totaling $1.28 billion.

(4)  Short-term investments are carried at fair value.  Amortized cost basis for these investments was $899 million.

Total investments increased to $38.23 billion as of June 30, 2014, from $37.94 billion as of December 31, 2013, primarily due to favorable fixed income valuations resulting from a decrease in risk-free interest rates and tightening credit spreads, partially offset by a $700 million return of capital paid to Allstate Insurance Company (“AIC”) and the reclassification of tax credit funds from limited partnership interests to other assets.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of June 30, 2014	Percent to total investments	Fair value as of December 31, 2013	Percent to total investments
U.S. government and agencies	$814	2.1%	$766	2.0%
Municipal	3,505	9.2	3,304	8.7
Corporate	21,595	56.5	21,316	56.2
Foreign government	750	2.0	792	2.1
Asset-backed securities (“ABS”)	863	2.3	1,007	2.7
Residential mortgage-backed securities (“RMBS”)	702	1.8	790	2.1
Commercial mortgage-backed securities (“CMBS”)	679	1.8	764	2.0
Redeemable preferred stock	16	--	17	--
Total fixed income securities	$28,924	75.7%	$28,756	75.8%

As of June 30, 2014, 88.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of June 30, 2014.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$814	$102	$--	$--	$814	$102

Municipal	3,456	407	49	(1)	3,505	406

Corporate
Public	12,921	1,102	1,850	74	14,771	1,176
Privately placed	6,051	482	773	26	6,824	508

Foreign government	750	88	--	--	750	88

ABS
Collateralized debt obligations (“CDO”)	405	1	98	(7)	503	(6)
Consumer and other asset-backed securities (“Consumer and other ABS”)	353	7	7	--	360	7

RMBS
U.S. government sponsored entities (“U.S. Agency”)	184	11	--	--	184	11
Prime residential mortgage-backed securities (“Prime”)	74	2	131	20	205	22
Alt-A residential mortgage-backed securities (“Alt-A”)	13	--	165	12	178	12
Subprime residential mortgage-backed securities (“Subprime”)	4	(1)	131	6	135	5

CMBS	424	23	255	30	679	53

Redeemable preferred stock	16	3	--	--	16	3

Total fixed income securities	$25,465	$2,227	$3,459	$160	$28,924	$2,387

Municipal bonds totaled $3.51 billion as of June 30, 2014 with an unrealized net capital gain of $406 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Corporate bonds, including publicly traded and privately placed, totaled $21.60 billion as of June 30, 2014, with an unrealized net capital gain of $1.68 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

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

ABS, including CDO and Consumer and other ABS, totaled $863 million as of June 30, 2014, with 87.8% rated investment grade and an unrealized net capital gain of $1 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

CDO totaled $503 million as of June 30, 2014, with 80.5% rated investment grade and an unrealized net capital loss of $6 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.

Consumer and other ABS totaled $360 million as of June 30, 2014, with 98.1% rated investment grade and an unrealized net capital gain of $7 million.

RMBS totaled $702 million as of June 30, 2014, with 39.2% rated investment grade and an unrealized net capital gain of $50 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.  The non-agency portfolio totaled $518 million as of June 30, 2014, with 17.6% rated investment grade and an unrealized net capital gain of $39 million.

CMBS totaled $679 million as of June 30, 2014, with 62.4% rated investment grade and an unrealized net capital gain of $53 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  Of the CMBS investments, 100.0% are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as small balance transactions, large loan pools and single borrower transactions.

Mortgage loans  Our mortgage loan portfolio totaled $3.68 billion as of June 30, 2014 and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.

Limited partnership interests consist of investments in private equity/debt funds, real estate funds and other funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  Tax credit funds were reclassified from limited partnership interests to other assets as of June 30, 2014 since the return on these funds is in the form of tax credits rather than investment income.  These tax credit funds totaled $292 million as of June 30, 2014.  The following table presents information about our limited partnership interests as of June 30, 2014.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Other funds	Total
Cost method of accounting (“Cost”)	$422	$113	$--	$535
Equity method of accounting (“EMA”)	948	347	36	1,331
Total	$1,370	$460	$36	$1,866

Number of managers	97	30	2
Number of individual funds	165	56	2
Largest exposure to single fund	$74	$34	$31

_______________

(1) Includes $269 million of infrastructure and real asset funds.

The following tables show the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended June 30,
	2014				2013
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$29	$45	$74	$--	$18	$14	$32	$(4)
Real estate funds	5	8	13	(2)	4	7	11	--
Tax credit funds	--	2	2	--	--	(6)	(6)	--
Other funds	--	2	2	--	--	--	--	--
Total	$34	$57	$91	$(2)	$22	$15	$37	$(4)

	Six months ended June 30,
	2014				2013
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$47	$84	$131	$(6)	$29	$25	$54	$(4)
Real estate funds	11	14	25	(3)	6	14	20	--
Tax credit funds	--	--	--	--	--	(8)	(8)	--
Other funds	--	2	2	--	--	1	1	--
Total	$58	$100	$158	$(9)	$35	$32	$67	$(4)

Limited partnership interests produced income, excluding impairment write-downs, of $91 million and $158 million in the three months and six months ended June 30, 2014, respectively, compared to $37 million and $67 million in the three months and six months ended June 30, 2013, respectively.  Higher EMA limited partnership income resulted from favorable equity valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on private equity/debt funds and real estate funds are generally on a three month delay and the income recognition on other funds is primarily on a one month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $2.51 billion as of June 30, 2014 compared to $1.59 billion as of December 31, 2013.  The increase was primarily due to a decrease in risk-free interest rates and tightening credit spreads.

The following table presents unrealized net capital gains and losses.

($ in millions)	June 30, 2014	December 31, 2013
U.S. government and agencies	$102	$88
Municipal	406	169
Corporate	1,684	919
Foreign government	88	77
ABS	1	(4)
RMBS	50	38
CMBS	53	40
Redeemable preferred stock	3	2
Fixed income securities	2,387	1,329
Equity securities	143	85
Derivatives	(15)	(13)
EMA limited partnerships	(2)	(2)
Investments classified as held for sale	--	190
Unrealized net capital gains and losses, pre-tax	$2,513	$1,589

The unrealized net capital gain for the fixed income portfolio totaled $2.39 billion and comprised $2.51 billion of gross unrealized gains and $126 million of gross unrealized losses as of June 30, 2014.  This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.33 billion, comprised of $1.75 billion of gross unrealized gains and $418 million of gross unrealized losses as of December 31, 2013.

Gross unrealized gains and losses on fixed income securities by type and sector as of June 30, 2014 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Banking	$1,094	$52	$(27)	$1,119
Utilities	3,832	465	(12)	4,285
Capital goods	2,132	189	(11)	2,310
Consumer goods (cyclical and non-cyclical)	3,835	298	(8)	4,125
Basic industry	1,282	85	(4)	1,363
Technology	1,003	53	(4)	1,052
Energy	2,579	241	(3)	2,817
Transportation	995	110	(3)	1,102
Communications	1,488	129	(2)	1,615
Financial services	1,121	95	(2)	1,214
Other	550	44	(1)	593
Total corporate fixed income portfolio	19,911	1,761	(77)	21,595

U.S. government and agencies	712	102	--	814
Municipal	3,099	419	(13)	3,505
Foreign government	662	89	(1)	750
ABS	862	26	(25)	863
RMBS	652	57	(7)	702
CMBS	626	56	(3)	679
Redeemable preferred stock	13	3	--	16
Total fixed income securities	$26,537	$2,513	$(126)	$28,924

The banking, utilities, capital goods and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2014.  In general, the gross unrealized losses are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.

The unrealized net capital gain for the equity portfolio totaled $143 million and comprised $148 million of gross unrealized gains and $5 million of gross unrealized losses as of June 30, 2014.  This is compared to an unrealized net capital gain for the equity portfolio totaling $85 million, comprised of $90 million of gross unrealized gains and $5 million of gross unrealized losses as of December 31, 2013.

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed income securities	$356	$494	$830	$990
Mortgage loans	65	87	140	178
Equity securities	6	3	10	5
Limited partnership interests	91	37	158	67
Short-term investments	1	--	1	1
Policy loans	9	12	20	24
Other	13	16	28	32
Investment income, before expense	541	649	1,187	1,297
Investment expense	(16)	(30)	(36)	(57)
Net investment income	$525	$619	$1,151	$1,240

Net investment income decreased 15.2% or $94 million in the second quarter of 2014 and 7.2% or $89 million in the first six months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for second quarter 2013 of $136 million, net investment income increased $42 million and $47 million in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013, primarily due to higher limited partnership income, partially offset by lower average investment balances.  Higher EMA limited partnership income resulted from favorable equity valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Impairment write-downs	$--	$(16)	$(4)	$(18)
Change in intent write-downs	(14)	(1)	(19)	(8)
Net other-than-temporary impairment losses recognized in earnings	(14)	(17)	(23)	(26)
Sales	1	63	8	84
Valuation and settlements of derivative instruments	3	12	5	19
Realized capital gains and losses, pre-tax	(10)	58	(10)	77
Income tax benefit (expense)	3	(20)	3	(27)
Realized capital gains and losses, after-tax	$(7)	$38	$(7)	$50

Impairment write-downs, which includes changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed income securities	$2	$(3)	$1	$(29)
Mortgage loans	--	(9)	4	17
Limited partnership interests	(2)	(4)	(9)	(4)
Other investments	--	--	--	(2)
Impairment write-downs	$--	$(16)	$(4)	$(18)

Limited partnership write-downs in the three months and six months ended June 30, 2014 primarily related to cost method limited partnerships that experienced declines in portfolio valuations deemed to be other than temporary.

Change in intent write-downs totaling $14 million and $19 million in the three months and six months ended June 30, 2014, respectively, were primarily related to the decision to sell certain limited partnership investments for which the transactions are anticipated to be completed in 2014 and ongoing portfolio management of our equity securities.

Sales generated $1 million and $8 million of net realized capital gains in the three months and six months ended June 30, 2014, respectively, primarily related to equity securities in connection with ongoing portfolio management.

Valuation and settlements of derivative instruments generated net realized capital gains of $3 million and $5 million for the three months and six months ended June 30, 2014, respectively, primarily composed of gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	June 30, 2014	December 31, 2013
Common stock, retained income and additional capital paid-in	$4,701	$5,142
Accumulated other comprehensive income	1,250	928
Total shareholder’s equity	5,951	6,070
Notes due to related parties	275	282
Total capital resources	$6,226	$6,352

Shareholder’s equity decreased in the first six months of 2014, primarily due to a $700 million return of capital paid to AIC, partially offset by increased unrealized net capital gains on investments and net income.

Notes due to related parties decreased in the first six months of 2014 as the Company repaid the remaining $7 million of notes issued to AIC.

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.  In January 2014, A.M. Best affirmed our financial strength rating of A+ and the outlook for the rating remained stable.  In June 2014, S&P affirmed our financial strength ratings of A+ and the outlook for the rating remained stable.  There have been no changes to our insurance financial strength rating from Moody’s since December 31, 2013.

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

Allstate parent company capital capacity  The Corporation has at the parent holding company level deployable assets totaling $3.61 billion as of June 30, 2014 comprising cash and investments that are generally saleable within one quarter.  This provides funds for the parent company’s fixed charges and other corporate purposes.

The Company has access to additional borrowing to support liquidity through the Corporation as follows.  The amount available to the Company is at the discretion of the Corporation.

•     A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2014, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•     A $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  In April 2014, the Corporation amended the maturity date of this facility to April 2019 and also amended the option to extend the expiration by one year to the first and second anniversary of the amendment, upon approval of existing or replacement lenders.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 13.8% as of June 30, 2014.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the second quarter and first six months of 2014.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•     A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on April 30, 2012.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 466 million shares of treasury stock as of June 30, 2014), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $22.76 billion as of June 30, 2014.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2014.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,689	16.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	6,378	28.0
Market value adjustments (2)	2,846	12.5
Subject to discretionary withdrawal without adjustments (3)	9,851	43.3
Total contractholder funds (4)	$22,764	100.0%

_______________

(1)  Includes $2.72 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)  $2.11 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 6, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)  82% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)  Includes $874 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  Surrenders and partial withdrawals for our retail annuities decreased 36.3% and 49.5% in the second quarter and first six months of 2014, respectively, compared to the same periods of 2013.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 9.7% and 10.9% in the first six months of 2014 and 2013, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

Cash flows  As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first six months of 2014 compared to the first six months of 2013 was primarily due to lower net investment income and higher income tax payments, partially offset by higher premiums on traditional life insurance products and lower contract benefits paid.

Lower cash was provided by investing activities in the first six months of 2014 compared to the first six months of 2013 as proceeds from the sale of LBL were more than offset by lower collections resulting from the funding of a large institutional product maturity in 2013.

Lower cash used in financing activities in the first six months of 2014 compared to the first six months of 2013 was primarily due to a $1.75 billion institutional product maturity in 2013 and lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks below), in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of the Allstate Life Insurance Company Annual Report on Form 10-K for 2013.

The financial strength ratings of LBL could have an adverse effect on the marketability of product offerings

Following the closing of the sale, LBL was rated A- from A. M. Best and BBB+ from S&P as an independent company.  It is no longer a subsidiary of The Allstate Corporation consolidated group and as a result, its ratings are not made on the same basis and may not be considered by policyholders in the same manner when purchasing or surrendering policies.

The LBL sale price is subject to re-estimate

As is typical in dispositions of businesses, the final calculation of the ultimate proceeds of the LBL disposition is determined by the closing balance sheet of the disposed business which is prepared in accordance with the terms of the sale agreement and subject to review and approval by the buyer.  As a result, the ultimate loss on disposition is subject to re-estimate upon completion of review and approval by the buyer and the Company and, accordingly, such loss on disposition may exceed the amount which has previously been disclosed.

Item 6.  Exhibits

(a)                                 Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

August 1, 2014
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 1, 2014, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

E-1