Form 10-Q
period 2014-09-30
ALLSTATE LIFE INSURANCE CO
filed 2014-10-31
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes ___           No   X

As of October 31, 2014, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2014

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of September 30, 2014 (unaudited) and December 31, 2013	2

	Condensed Consolidated Statements of Shareholder’s Equity for the Nine-Month Periods Ended September 30, 2014 and 2013 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2014 and 2013 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Report of Independent Registered Public Accounting Firm	37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Highlights	38
	Operations	38
	Investments	45
	Capital Resources and Liquidity	50

Item 4.	Controls and Procedures	52

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 6.	Exhibits	53

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues
Premiums	$142	$147	$441	$442
Contract charges	192	264	652	788
Net investment income	461	621	1,612	1,861
Realized capital gains and losses:
Total other-than-temporary impairment losses	(19)	(25)	(41)	(41)
Portion of loss recognized in other comprehensive income	—	8	(1)	(2)
Net other-than-temporary impairment losses recognized in earnings	(19)	(17)	(42)	(43)
Sales and other realized capital gains and losses	47	1	60	104
Total realized capital gains and losses	28	(16)	18	61
	823	1,016	2,723	3,152
Costs and expenses
Contract benefits	356	422	1,101	1,199
Interest credited to contractholder funds	191	310	696	953
Amortization of deferred policy acquisition costs	36	73	124	177
Operating costs and expenses	75	102	232	333
Restructuring and related charges	(1)	4	2	6
Interest expense	4	4	12	19
	661	915	2,167	2,687
Loss on disposition of operations	(27)	(646)	(71)	(643)

Income (loss) from operations before income tax expense (benefit)	135	(545)	485	(178)

Income tax expense (benefit)	51	(151)	142	(43)

Net income (loss)	84	(394)	343	(135)

Other comprehensive income (loss), after-tax
Change in unrealized net capital gains and losses	24	(45)	345	(581)
Change in unrealized foreign currency translation adjustments	—	—	1	—
Other comprehensive income (loss), after-tax	24	(45)	346	(581)

Comprehensive income (loss)	$108	$(439)	$689	$(716)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30, 2014	December 31, 2013
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $25,931 and $27,427)	$28,090	$28,756
Mortgage loans	3,644	4,173
Equity securities, at fair value (cost $1,091 and $565)	1,229	650
Limited partnership interests	1,933	2,064
Short-term, at fair value (amortized cost $762 and $590)	762	590
Policy loans	617	623
Other	1,084	1,088
Total investments	37,359	37,944
Cash	191	93
Deferred policy acquisition costs	1,285	1,331
Reinsurance recoverables	2,587	2,754
Accrued investment income	340	358
Other assets	599	256
Separate Accounts	4,521	5,039
Assets held for sale	—	15,593
Total assets	$46,882	$63,368
Liabilities
Contractholder funds	$22,139	$23,604
Reserve for life-contingent contract benefits	11,672	11,589
Unearned premiums	5	6
Payable to affiliates, net	76	100
Other liabilities and accrued expenses	794	838
Deferred income taxes	1,341	941
Notes due to related parties	275	282
Separate Accounts	4,521	5,039
Liabilities held for sale	—	14,899
Total liabilities	40,823	57,298
Commitments and Contingent Liabilities (Note 8)
Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,990	2,690
Retained income	2,790	2,447
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	43	31
Other unrealized net capital gains and losses	1,440	997
Unrealized adjustment to DAC, DSI and insurance reserves	(211)	(101)
Total unrealized net capital gains and losses	1,272	927
Unrealized foreign currency translation adjustments	2	1
Total accumulated other comprehensive income	1,274	928
Total shareholder’s equity	6,059	6,070
Total liabilities and shareholder’s equity	$46,882	$63,368

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Nine months ended September 30,
	2014	2013
	(unaudited)
Common stock	$5	$5

Additional capital paid-in
Balance, beginning of period	2,690	3,190
Return of capital	(700)	—
Balance, end of period	1,990	3,190

Retained income
Balance, beginning of period	2,447	2,485
Net income (loss)	343	(135)
Balance, end of period	2,790	2,350

Accumulated other comprehensive income
Balance, beginning of period	928	1,633
Change in unrealized net capital gains and losses	345	(581)
Change in unrealized foreign currency translation adjustments	1	—
Balance, end of period	1,274	1,052

Total shareholder’s equity	$6,059	$6,597

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine months ended September 30,
	2014	2013
Cash flows from operating activities	(unaudited)
Net income (loss)	$343	$(135)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(63)	(57)
Realized capital gains and losses	(18)	(61)
Loss on disposition of operations	71	643
Interest credited to contractholder funds	696	953
Changes in:
Policy benefits and other insurance reserves	(452)	(474)
Unearned premiums	(1)	(2)
Deferred policy acquisition costs	4	(10)
Reinsurance recoverables, net	(6)	(38)
Income taxes	61	22
Other operating assets and liabilities	(179)	(56)
Net cash provided by operating activities	456	785
Cash flows from investing activities
Proceeds from sales
Fixed income securities	2,486	3,199
Equity securities	326	164
Limited partnership interests	358	191
Mortgage loans	9	20
Other investments	25	37
Investment collections
Fixed income securities	1,485	3,525
Mortgage loans	795	693
Other investments	37	74
Investment purchases
Fixed income securities	(2,026)	(3,524)
Equity securities	(846)	(356)
Limited partnership interests	(482)	(384)
Mortgage loans	(194)	(407)
Other investments	(195)	(78)
Change in short-term investments, net	140	136
Change in policy loans and other investments, net	54	79
Disposition of operations	345	—
Net cash provided by investing activities	2,317	3,369
Cash flows from financing activities
Contractholder fund deposits	832	1,520
Contractholder fund withdrawals	(2,800)	(5,429)
Return of capital	(700)	—
Repayment of notes due to related parties	(7)	(210)
Net cash used in financing activities	(2,675)	(4,119)
Cash classified as held for sale	—	(13)
Net increase in cash	98	22
Cash at beginning of period	93	341
Cash at end of period	$191	$363

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
The condensed consolidated financial statements and notes as of September 30, 2014 and for the three-month and nine-month periods ended September 30, 2014 and 2013 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.
Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Premiums
Traditional life insurance	$120	$114	$365	$342
Immediate annuities with life contingencies	—	6	5	22
Accident and health insurance	22	27	71	78
Total premiums	142	147	441	442

Contract charges
Interest-sensitive life insurance	188	258	638	775
Fixed annuities	4	6	14	13
Total contract charges	192	264	652	788
Total premiums and contract charges	$334	$411	$1,093	$1,230
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

2.  Disposition
On April 1, 2014, the Company completed the sale of Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.  The gross sale price was $797 million, representing $596 million of cash and the retention of tax benefits.  The loss on disposition increased by $28 million, pre-tax, ($29 million, after-tax) and $78 million, pre-tax, ($38 million, after-tax) in the three months and nine months ended September 30, 2014, respectively. The loss on disposition in the three months ended September 30, 2014 included the finalization of certain tax balances and other adjustments.
In conjunction with the sale, the Company was required to establish a trust relating to the business that LBL continues to cede to ALIC.  This trust is required to have assets greater than or equal to the statutory reserves ceded by LBL to ALIC, measured on a monthly basis.  As of September 30, 2014, the trust holds $5.08 billion of investments, which are reported in the statement of financial position.
The following table summarizes the assets and liabilities classified as held for sale as of December 31, 2013.

($ in millions)
Assets
Investments
Fixed income securities	$10,167
Mortgage loans	1,367
Short-term investments	160
Policy loans	198
Other investments	91
Total investments	11,983
Cash	—
Deferred policy acquisition costs	743
Reinsurance recoverables, net	1,660
Accrued investment income	109
Other assets	79
Separate Accounts	1,701
Assets held for sale	16,275
Less: Loss accrual	(682)
Total assets held for sale	$15,593
Liabilities
Reserve for life-contingent contract benefits	$1,894
Contractholder funds	10,945
Unearned premiums	12
Deferred income taxes	151
Other liabilities and accrued expenses	196
Separate Accounts	1,701
Total liabilities held for sale	$14,899
Included in shareholder’s equity was $85 million of accumulated other comprehensive income related to assets held for sale as of December 31, 2013.

3.  Supplemental Cash Flow Information
Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $89 million and $259 million for the nine months ended September 30, 2014 and 2013, respectively.
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

($ in millions)	Nine months ended September 30,
	2014	2013
Net change in proceeds managed
Net change in short-term investments	$(151)	$199
Operating cash flow (used) provided	(151)	199
Net change in cash	—	(1)
Net change in proceeds managed	$(151)	$198

Net change in liabilities
Liabilities for collateral, beginning of period	$(328)	$(561)
Liabilities for collateral, end of period	(479)	(363)
Operating cash flow provided (used)	$151	$(198)

4.  Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
September 30, 2014
U.S. government and agencies	$683	$97	$—	$780
Municipal	3,129	432	(14)	3,547
Corporate	19,550	1,579	(113)	21,016
Foreign government	660	80	(1)	739
Asset-backed securities (“ABS”)	723	18	(23)	718
Residential mortgage-backed securities (“RMBS”)	602	59	(5)	656
Commercial mortgage-backed securities (“CMBS”)	570	50	(3)	617
Redeemable preferred stock	14	3	—	17
Total fixed income securities	$25,931	$2,318	$(159)	$28,090

December 31, 2013
U.S. government and agencies	$678	$90	$(2)	$766
Municipal	3,135	231	(62)	3,304
Corporate	20,397	1,214	(295)	21,316
Foreign government	715	83	(6)	792
ABS	1,011	30	(34)	1,007
RMBS	752	50	(12)	790
CMBS	724	47	(7)	764
Redeemable preferred stock	15	2	—	17
Total fixed income securities	$27,427	$1,747	$(418)	$28,756

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of September 30, 2014:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,282	$1,304
Due after one year through five years	5,163	5,602
Due after five years through ten years	10,155	10,709
Due after ten years	7,436	8,484
	24,036	26,099
ABS, RMBS and CMBS	1,895	1,991
Total	$25,931	$28,090
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed income securities	$349	$487	$1,179	$1,477
Mortgage loans	48	91	188	269
Equity securities	7	3	17	8
Limited partnership interests	51	37	209	104
Short-term investments	—	—	1	1
Policy loans	10	12	30	36
Other	15	18	43	50
Investment income, before expense	480	648	1,667	1,945
Investment expense	(19)	(27)	(55)	(84)
Net investment income	$461	$621	$1,612	$1,861
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed income securities	$(1)	$(12)	$(1)	$(6)
Mortgage loans	2	(6)	3	19
Equity securities	(5)	5	11	37
Limited partnership interests	28	—	(5)	(3)
Derivatives	4	(5)	7	14
Other	—	2	3	—
Realized capital gains and losses	$28	$(16)	$18	$61

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Impairment write-downs	$2	$(10)	$(2)	$(28)
Change in intent write-downs	(21)	(7)	(40)	(15)
Net other-than-temporary impairment losses recognized in earnings	(19)	(17)	(42)	(43)
Sales	43	6	51	90
Valuation and settlements of derivative instruments	4	(5)	9	14
Realized capital gains and losses	$28	$(16)	$18	$61
Gross gains of $23 million and $18 million and gross losses of $5 million and $16 million were realized on sales of fixed income and equity securities during the three months ended September 30, 2014 and 2013, respectively.  Gross gains of $76 million and $117 million and gross losses of $34 million and $40 million were realized on sales of fixed income and equity securities during the nine months ended September 30, 2014 and 2013, respectively.
Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(1)	$—	$(1)
Corporate	(3)	—	(3)	(3)	—	(3)
ABS	—	—	—	(1)	—	(1)
RMBS	—	—	—	3	(1)	2
Total fixed income securities	(3)	—	(3)	(2)	(1)	(3)
Mortgage loans	2	—	2	6	—	6
Equity securities	(21)	—	(21)	(29)	—	(29)
Limited partnership interests	3	—	3	(16)	—	(16)
Other-than-temporary impairment losses	$(19)	$—	$(19)	$(41)	$(1)	$(42)

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(8)	$—	$(8)
ABS	—	—	—	—	(1)	(1)
RMBS	(5)	4	(1)	(4)	3	(1)
CMBS	(8)	4	(4)	(27)	(4)	(31)
Total fixed income securities	(13)	8	(5)	(39)	(2)	(41)
Mortgage loans	(6)	—	(6)	11	—	11
Equity securities	(4)	—	(4)	(5)	—	(5)
Limited partnership interests	(1)	—	(1)	(5)	—	(5)
Other	(1)	—	(1)	(3)	—	(3)
Other-than-temporary impairment losses	$(25)	$8	$(17)	$(41)	$(2)	$(43)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amounts exclude $139 million and $164 million as of September 30, 2014 and December 31, 2013, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2014	December 31, 2013
Municipal	$(5)	$(5)
ABS	(6)	(10)
RMBS	(56)	(90)
CMBS	(5)	(12)
Total	$(72)	$(117)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$(229)	$(318)	$(299)	$(345)
Additional credit loss for securities previously other-than-temporarily impaired	—	—	2	(12)
Additional credit loss for securities not previously other-than-temporarily impaired	(3)	(2)	(4)	(19)
Reduction in credit loss for securities disposed or collected	9	12	19	68
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	—	—	—	—
Change in credit loss due to accretion of increase in cash flows	1	—	1	—
Reduction in credit loss for securities sold in LBL disposition	—	—	59	—
Ending balance	$(222)	$(308)	$(222)	$(308)
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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2014		Gains	Losses
Fixed income securities	$28,090	$2,318	$(159)	$2,159
Equity securities	1,229	138	—	138
Short-term investments	762	—	—	—
Derivative instruments (1)	(4)	1	(5)	(4)
Equity method (“EMA”) limited partnerships (2)				(2)
Unrealized net capital gains and losses, pre-tax				2,291
Amounts recognized for:
Insurance reserves (3)				(169)
DAC and DSI (4)				(157)
Amounts recognized				(326)
Deferred income taxes				(693)
Unrealized net capital gains and losses, after-tax				$1,272
_______________

(1)	Included in the fair value of derivative instruments are $1 million classified as assets and $5 million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2013		Gains	Losses
Fixed income securities	$28,756	$1,747	$(418)	$1,329
Equity securities	650	90	(5)	85
Short-term investments	590	—	—	—
Derivative instruments (1)	(13)	1	(14)	(13)
EMA limited partnerships				(2)
Investments classified as held for sale				190
Unrealized net capital gains and losses, pre-tax				1,589
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(156)
Amounts recognized				(156)
Deferred income taxes				(506)
Unrealized net capital gains and losses, after-tax				$927
_______________

(1)	Included in the fair value of derivative instruments are $1 million classified as assets and $14 million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the nine months ended September 30, 2014 is as follows:

($ in millions)
Fixed income securities	$830
Equity securities	53
Derivative instruments	9
Investments classified as held for sale	(190)
Total	702
Amounts recognized for:
Insurance reserves	(169)
DAC and DSI	(1)
Amounts recognized	(170)
Deferred income taxes	(187)
Increase in unrealized net capital gains and losses, after-tax	$345
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

September 30, 2014
Fixed income securities
U.S. government and agencies	2	$21	$—	—	$—	$—	$—
Municipal	12	98	(2)	25	143	(12)	(14)
Corporate	278	1,844	(33)	119	1,064	(80)	(113)
Foreign government	1	7	—	1	14	(1)	(1)
ABS	18	129	(1)	26	239	(22)	(23)
RMBS	18	2	—	47	77	(5)	(5)
CMBS	4	3	—	4	43	(3)	(3)
Total fixed income securities	333	2,104	(36)	222	1,580	(123)	(159)
Equity securities	2	8	—	—	—	—	—
Total fixed income and equity securities	335	$2,112	$(36)	222	$1,580	$(123)	$(159)

Investment grade fixed income securities	143	$1,133	$(12)	172	$1,294	$(87)	$(99)
Below investment grade fixed income securities	190	971	(24)	50	286	(36)	(60)
Total fixed income securities	333	$2,104	$(36)	222	$1,580	$(123)	$(159)

December 31, 2013
Fixed income securities
U.S. government and agencies	4	$76	$(2)	—	$—	$—	$(2)
Municipal	63	347	(24)	21	99	(38)	(62)
Corporate	530	5,191	(224)	48	467	(71)	(295)
Foreign government	7	76	(4)	1	13	(2)	(6)
ABS	17	162	(1)	42	400	(33)	(34)
RMBS	35	42	(2)	47	129	(10)	(12)
CMBS	5	14	—	6	52	(7)	(7)
Total fixed income securities	661	5,908	(257)	165	1,160	(161)	(418)
Equity securities	25	80	(5)	—	—	—	(5)
Total fixed income and equity securities	686	$5,988	$(262)	165	$1,160	$(161)	$(423)

Investment grade fixed income securities	526	$5,272	$(236)	110	$834	$(112)	$(348)
Below investment grade fixed income securities	135	636	(21)	55	326	(49)	(70)
Total fixed income securities	661	$5,908	$(257)	165	$1,160	$(161)	$(418)
As of September 30, 2014, $121 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $121 million, $75 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standards and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
As of September 30, 2014, the remaining $38 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost.  Investment grade fixed income securities comprising $24 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $38 million, $14 million are related to below investment grade fixed income securities.  Of these amounts, $10 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2014.
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
As of September 30, 2014, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of September 30, 2014, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of September 30, 2014 and December 31, 2013, the carrying value of equity method limited partnerships totaled $1.41 billion and $1.46 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of September 30, 2014 and December 31, 2013, the carrying value for cost method limited partnerships was $526 million and $605 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.
Tax credit funds were reclassified from limited partnership interests to other assets as of June 30, 2014 since the return on these funds is in the form of tax credits rather than investment income.  These tax credit funds totaled $285 million as of September 30, 2014.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2014.
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

($ in millions)	September 30, 2014			December 31, 2013
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$186	$—	$186	$153	$—	$153
1.0 - 1.25	351	—	351	560	—	560
1.26 - 1.50	1,178	2	1,180	1,167	2	1,169
Above 1.50	1,917	—	1,917	2,176	38	2,214
Total non-impaired mortgage loans	$3,632	$2	$3,634	$4,056	$40	$4,096
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2014	December 31, 2013
Impaired mortgage loans with a valuation allowance	$10	$77
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$10	$77
Valuation allowance on impaired mortgage loans	$7	$21
The average balance of impaired loans was $29 million and $88 million for the nine months ended September 30, 2014 and 2013, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance	$9	$21	$21	$42
Net (decrease) increase in valuation allowance	(2)	6	(6)	(11)
Charge offs	—	—	(8)	(4)
Mortgage loans classified as held for sale	—	(2)	—	(2)
Ending balance	$7	$25	$7	$25
Payments on all mortgage loans were current as of September 30, 2014 and December 31, 2013.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2014
Assets
Fixed income securities:
U.S. government and agencies	$146	$634	$—		$780
Municipal	—	3,446	101		3,547
Corporate	—	20,177	839		21,016
Foreign government	—	739	—		739
ABS	—	604	114		718
RMBS	—	656	—		656
CMBS	—	612	5		617
Redeemable preferred stock	—	17	—		17
Total fixed income securities	146	26,885	1,059		28,090
Equity securities	1,138	54	37		1,229
Short-term investments	76	686	—		762
Other investments: Free-standing derivatives	—	75	3	$(5)	73
Separate account assets	4,521	—	—		4,521
Other assets	—	—	1		1
Total recurring basis assets	5,881	27,700	1,100	(5)	34,676
Non-recurring basis (1)	—	—	15		15
Total assets at fair value	$5,881	$27,700	$1,115	$(5)	$34,691
% of total assets at fair value	17.0%	79.8%	3.2%	—%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(321)		$(321)
Other liabilities: Free-standing derivatives	—	(27)	(9)	$5	(31)
Total liabilities at fair value	$—	$(27)	$(330)	$5	$(352)
% of total liabilities at fair value	—%	7.7%	93.7%	(1.4)%	100.0%
 ____________

(1)	Includes $15 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2013.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2013
Assets
Fixed income securities:
U.S. government and agencies	$145	$621	$—		$766
Municipal	—	3,185	119		3,304
Corporate	—	20,308	1,008		21,316
Foreign government	—	792	—		792
ABS	—	895	112		1,007
RMBS	—	790	—		790
CMBS	—	763	1		764
Redeemable preferred stock	—	16	1		17
Total fixed income securities	145	27,370	1,241		28,756
Equity securities	593	51	6		650
Short-term investments	129	461	—		590
Other investments: Free-standing derivatives	—	268	9	$(11)	266
Separate account assets	5,039	—	—		5,039
Assets held for sale	1,854	9,812	362		12,028
Total recurring basis assets	7,760	37,962	1,618	(11)	47,329
Non-recurring basis (1)	—	—	17		17
Total assets at fair value	$7,760	$37,962	$1,635	$(11)	$47,346
% of total assets at fair value	16.4%	80.2%	3.4%	—%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(307)		$(307)
Other liabilities: Free-standing derivatives	—	(185)	(14)	$7	(192)
Liabilities held for sale	—	—	(246)		(246)
Total recurring basis liabilities	—	(185)	(567)	7	(745)
Non-recurring basis (2)	—	—	(11,088)		(11,088)
Total liabilities at fair value	$—	$(185)	$(11,655)	$7	$(11,833)
% of total liabilities at fair value	—%	1.6%	98.5%	(0.1)%	100.0%

____________

(1)	Includes $8 million of mortgage loans and $9 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

(2)
Relates to LBL business held for sale (see Note 2).  The total fair value measurement includes $15,593 million of assets held for sale and $(14,899) million of liabilities held for sale, less $12,028 million of assets and $(246) million of liabilities measured at fair value on a recurring basis.

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2014
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(269)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%
December 31, 2013
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.75%
Liabilities held for sale – Equity-indexed and forward starting options	$(246)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.91%
If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of September 30, 2014 and December 31, 2013, Level 3 fair value measurements include $980 million and $1.15 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  As of December 31, 2013, Level 3 fair value measurements for assets held for sale include $319 million of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$102	$—	$—	$—	$—
Corporate	883	3	(13)	18	—
ABS	105	—	1	—	—
CMBS	5	—	—	—	—
Total fixed income securities	1,095	3	(12)	18	—
Equity securities	7	—	—	—	—
Free-standing derivatives, net	(5)	—	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,098	$3	$(12)	$18	$—

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(331)	$9	$—	$—	$—
Total recurring Level 3 liabilities	$(331)	$9	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2014
Assets
Fixed income securities:
Municipal	$—	$(1)	$—	$—	$101
Corporate	4	(3)	—	(53)	839
ABS	10	—	—	(2)	114
CMBS	—	—	—	—	5
Total fixed income securities	14	(4)	—	(55)	1,059
Equity securities	30	—	—	—	37
Free-standing derivatives, net	—	—	—	(1)	(6)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$44	$(4)	$—	$(56)	$1,091

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(321)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(321)
____________

(1)
The effect to net income totals $12 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $3 million in net investment income, $5 million in interest credited to contractholder funds and $4 million in contract benefits.

(2)	Comprises $3 million of assets and $9 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$119	$(1)	$3	$—	$(17)
Corporate	1,008	14	(4)	18	(26)
ABS	112	—	2	—	(12)
CMBS	1	—	—	—	—
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	1,241	13	1	18	(55)
Equity securities	6	—	—	—	—
Free-standing derivatives, net	(5)	1	—	—	—
Other assets	—	1	—	—	—
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$1,604	$14	$3	$22	$(57)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(5)	$—	$—	$—
Liabilities held for sale	(246)	17	—	—	—
Total recurring Level 3 liabilities	$(553)	$12	$—	$—	$—

	Sold in LBL disposition (3)	Purchases/ Issues (4)	Sales	Settlements	Balance as of September 30, 2014
Assets
Fixed income securities:
Municipal	$—	$—	$(3)	$—	$101
Corporate	—	16	(92)	(95)	839
ABS	—	21	—	(9)	114
CMBS	4	—	—	—	5
Redeemable preferred stock	—	—	(1)	—	—
Total fixed income securities	4	37	(96)	(104)	1,059
Equity securities	—	31	—	—	37
Free-standing derivatives, net	—	2	—	(4)	(6)	(2)
Other assets	—	—	—	—	1
Assets held for sale	(351)	—	(8)	(6)	—
Total recurring Level 3 assets	$(347)	$70	$(104)	$(114)	$1,091

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(13)	$—	$4	$(321)
Liabilities held for sale	230	(4)	—	3	—
Total recurring Level 3 liabilities	$230	$(17)	$—	$7	$(321)

____________

(1)
The effect to net income totals $26 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $8 million in realized capital gains and losses, $9 million in net investment income, $5 million in interest credited to contractholder funds, $8 million in contract benefits and $(4) million in loss on disposition of operations.

(2)	Comprises $3 million of assets and $9 million of liabilities.

(3)	Includes transfers from held for sale that took place in first quarter 2014 of $4 million for CMBS and $(4) million for Assets held for sale.

(4)	Represents purchases for assets and issues for liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2013.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$225	$—	$1	$—	$—
Corporate	1,255	8	1	21	—
ABS	190	—	15	—	—
CMBS	5	—	2	—	—
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	1,676	8	19	21	—
Equity securities	6	—	—	—	—
Free-standing derivatives, net	(7)	(2)	—	—	—
Other assets	1	—	—	—	—
Assets held for sale	—	(1)	(8)	3	(2)
Total recurring Level 3 assets	$1,676	$5	$11	$24	$(2)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(533)	$8	$—	$—	$—
Liabilities held for sale	—	16	—	—	—
Total recurring Level 3 liabilities	$(533)	$24	$—	$—	$—

	Transfer to held for sale	Purchases/Issues (2)	Sales	Settlements	Balance as of September 30, 2013
Assets
Fixed income securities:
Municipal	$(51)	$—	$(1)	$—	$174
Corporate	(244)	39	(28)	(49)	1,003
ABS	(85)	—	—	(5)	115
CMBS	(5)	—	—	—	2
Redeemable preferred stock	—	—	—	—	1
Total fixed income securities	(385)	39	(29)	(54)	1,295
Equity securities	—	—	—	—	6
Free-standing derivatives, net	—	1	—	(2)	(10)	(3)
Other assets	—	—	—	—	1
Assets held for sale	385	—	(10)	(2)	365
Total recurring Level 3 assets	$—	$40	$(39)	$(58)	$1,657

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$265	$(24)	$—	$1	$(283)
Liabilities held for sale	(265)	(2)	—	2	(249)
Total recurring Level 3 liabilities	$—	$(26)	$—	$3	$(532)
__________

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$338	$(12)	$21	$—	$—
Corporate	1,501	28	(37)	84	(168)
ABS	199	(1)	30	17	(16)
CMBS	21	(1)	4	—	—
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	2,060	14	18	101	(184)
Equity securities	7	—	—	—	—
Free-standing derivatives, net	(27)	20	—	—	—
Other assets	1	—	—	—	—
Assets held for sale	—	(1)	(8)	3	(2)
Total recurring Level 3 assets	$2,041	$33	$10	$104	$(186)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(553)	$77	$—	$—	$—
Liabilities held for sale	—	16	—	—	—
Total recurring Level 3 liabilities	$(553)	$93	$—	$—	$—

	Transfer to held for sale	Purchases/Issues (2)	Sales	Settlements	Balance as of September 30, 2013
Assets
Fixed income securities:
Municipal	$(51)	$—	$(122)	$—	$174
Corporate	(244)	132	(164)	(129)	1,003
ABS	(85)	—	(8)	(21)	115
CMBS	(5)	—	(17)	—	2
Redeemable preferred stock	—	—	—	—	1
Total fixed income securities	(385)	132	(311)	(150)	1,295
Equity securities	—	—	(1)	—	6
Free-standing derivatives, net	—	2	—	(5)	(10)	(3)
Other assets	—	—	—	—	1
Assets held for sale	385	—	(10)	(2)	365
Total recurring Level 3 assets	$—	$134	$(322)	$(157)	$1,657

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$265	$(74)	$—	$2	$(283)
Liabilities held for sale	(265)	(2)	—	2	(249)
Total recurring Level 3 liabilities	$—	$(76)	$—	$4	$(532)
____________

(1)
The effect to net income totals $126 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $18 million in realized capital gains and losses, $12 million in net investment income, $40 million in interest credited to contractholder funds and $56 million in contract benefits.

(2)	Represents purchases for assets and issues for liabilities

(3)	Comprises $6 million of assets and $16 million of liabilities.
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
There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2014 or 2013.
Transfers into Level 3 during the three months and nine months ended September 30, 2014 and 2013 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months and nine months ended September 30, 2014 and 2013 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
 The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Assets
Fixed income securities:
Municipal	$—	$—	$(1)	$(5)
Corporate	3	3	8	9
ABS	—	—	—	(1)
CMBS	—	—	(1)	(1)
Total fixed income securities	3	3	6	2
Free-standing derivatives, net	—	(2)	6	14
Other assets	—	—	1	—
Assets held for sale	—	(1)	(1)	(1)
Total recurring Level 3 assets	$3	$—	$12	$15

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$9	$8	$(5)	$77
Liabilities held for sale	—	16	17	16
Total recurring Level 3 liabilities	$9	$24	$12	$93
 The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $12 million for the three months ended September 30, 2014 and are reported as follows: $3 million in net investment income, $5 million in interest credited to contractholder funds and $4 million in contract benefits.  These gains and losses total $24 million for the three months ended September 30, 2013 and are reported as follows: $(2) million in realized capital gains and losses, $2 million in net investment income, $14 million in interest credited to contractholder funds and $10 million in contract benefits.  These gains and losses total $24 million for the nine months ended September 30, 2014 and are reported as follows: $5 million in realized capital gains and losses, $6 million in net investment income, $5 million in interest credited to contractholder funds and $8 million in contract benefits.  These gains and losses total $108 million for the nine months ended September 30, 2013 and are reported as follows: $7 million in realized capital gains and losses, $8 million in net investment income, $37 million in interest credited to contractholder funds and $56 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	September 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,644	$3,856	$4,173	$4,300
Cost method limited partnerships	526	729	605	799
Agent loans	364	357	341	325
Bank loans	339	337	160	161
Notes due from related party	275	275	275	275
Assets held for sale	—	—	1,458	1,532
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
Financial liabilities

($ in millions)	September 30, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$14,059	$14,741	$15,542	$16,198
Notes due to related parties	275	275	282	282
Liability for collateral	479	479	328	328
Liabilities held for sale	—	—	7,417	7,298
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of September 30, 2014, the Company pledged $28 million of cash and securities in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2014.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$2	$2	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	95	n/a	—	—	—
Financial futures contracts	Other assets	—	50	—	—	—
Equity and index contracts
Options	Other investments	—	2,932	65	65	—
Financial futures contracts	Other assets	—	200	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	62	n/a	4	4	—
Credit default contracts
Credit default swaps – buying protection	Other investments	22	n/a	—	—	—
Credit default swaps – selling protection	Other investments	80	n/a	2	2	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		262	3,182	72	72	—
Total asset derivatives		$278	3,182	$74	$74	$—

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$119	n/a	$(6)	$—	$(6)
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	3	3	—
Interest rate cap agreements	Other liabilities & accrued expenses	90	n/a	2	2	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	3,365	(20)	—	(20)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	69	n/a	—	—	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	650	n/a	(36)	—	(36)
Guaranteed withdrawal benefits	Contractholder funds	453	n/a	(13)	—	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,773	n/a	(269)	—	(269)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(3)	—	(3)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	68	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(9)	—	(9)
Subtotal		3,373	3,365	(346)	5	(351)
Total liability derivatives		3,492	3,365	(352)	$5	$(357)

Total derivatives		$3,770	6,547	$(278)
___________

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

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$16	n/a	$1	$1	$—

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swaption agreements	Other investments	1,420	n/a	—	—	—
Interest rate cap agreements	Other investments	61	n/a	2	2	—
Equity and index contracts
Options and warrants (2)	Other investments	3	10,035	261	261	—
Financial futures contracts	Other assets	—	627	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	47	n/a	—	—	—
Embedded derivative financial instruments
Credit default swaps	Fixed income securities	12	n/a	(12)	—	(12)
Credit default contracts
Credit default swaps – buying protection	Other investments	1	n/a	—	—	—
Credit default swaps – selling protection	Other investments	85	n/a	2	2	—
Other contracts
Other contracts	Other assets	4	n/a	—	—	—
Subtotal		1,633	10,662	253	265	(12)
Total asset derivatives		$1,649	10,662	$254	$266	$(12)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$132	n/a	$(15)	$—	$(15)

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	4	4	—
Interest rate swaption agreements	Other liabilities & accrued expenses	4,570	n/a	1	1	—
Interest rate cap agreements	Other liabilities & accrued expenses	262	n/a	4	4	—
Equity and index contracts
Options	Other liabilities & accrued expenses	55	10,035	(165)	2	(167)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	738	n/a	(43)	—	(43)
Guaranteed withdrawal benefits	Contractholder funds	506	n/a	(13)	—	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,693	n/a	(247)	—	(247)
	Liabilities held for sale	2,363	n/a	(246)	—	(246)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(4)	—	(4)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	171	n/a	(2)	—	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(15)	—	(15)
Subtotal		10,628	10,035	(726)	11	(737)
Total liability derivatives		10,760	10,035	(741)	$11	$(752)

Total derivatives		$12,409	20,697	$(487)
____________

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2014
Asset derivatives	$12	$(5)	$—	$7	$(2)	$5
Liability derivatives	(16)	5	—	(11)	13	2

December 31, 2013
Asset derivatives	$14	$(11)	$—	$3	$(3)	$—
Liability derivatives	(33)	11	(4)	(26)	22	(4)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net losses from accumulated other comprehensive income related to cash flow hedges is expected to be $1 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months and nine months ended September 30, 2014 or 2013.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Gain (loss) recognized in OCI on derivatives during the period	$10	$(7)	$6	$2
Loss recognized in OCI on derivatives during the term of the hedging relationship	(4)	(14)	(4)	(14)
Loss reclassified from AOCI into income (net investment income)	(1)	—	(1)	(1)
Loss reclassified from AOCI into income (realized capital gains and losses)	—	—	(2)	—

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income.  For the three months and nine months ended September 30, 2014 and 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2014
Interest rate contracts	$—	$—	$—	$—	$—
Equity and index contracts	—	—	4	—	4
Embedded derivative financial instruments	—	4	6	—	10
Foreign currency contracts	4	—	—	—	4
Credit default contracts	—	—	—	—	—
Other contracts	—	—	(1)	—	(1)
Total	$4	$4	$9	$—	$17

Nine months ended September 30, 2014
Interest rate contracts	$(2)	$—	$—	$(4)	$(6)
Equity and index contracts	—	—	25	—	25
Embedded derivative financial instruments	—	8	(5)	—	3
Foreign currency contracts	4	—	—	—	4
Credit default contracts	7	—	—	—	7
Other contracts	—	—	—	—	—
Total	$9	$8	$20	$(4)	$33

	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2013
Interest rate contracts	$—	$—	$—	$—
Equity and index contracts	—	—	16	16
Embedded derivative financial instruments	—	10	(9)	1
Foreign currency contracts	(2)	—	—	(2)
Credit default contracts	(3)	—	—	(3)
Other contracts	—	—	—	—
Total	$(5)	$10	$7	$12

Nine months ended September 30, 2013
Interest rate contracts	$3	$—	$—	$3
Equity and index contracts	—	—	63	63
Embedded derivative financial instruments	(1)	56	(35)	20
Foreign currency contracts	(1)	—	—	(1)
Credit default contracts	13	—	—	13
Other contracts	—	—	(3)	(3)
Total	$14	$56	$25	$95
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2014 counterparties pledged $3 million in cash and securities to the Company, and the Company pledged $14 million in securities to counterparties which includes $5 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $9 million of collateral posted under MNAs for contracts without credit-risk-contingent liabilities.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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
The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2014				December 31, 2013
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$16	$—	$—	1	$22	$1	$1
A	3	97	6	3	4	1,523	2	—
A-	1	8	1	1	1	24	1	—
BBB+	1	11	—	—	1	3	—	—
BBB	1	62	—	—	1	76	1	—
Total	7	$194	$7	$4	8	$1,648	$5	$1
__________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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
Certain of the Company’s derivative instruments contain credit-risk-contingent termination events, cross-default provisions and credit support annex agreements.  Credit-risk-contingent termination events allow the counterparties to terminate the derivative on certain dates if AIC’s, ALIC’s or Allstate Life Insurance Company of New York’s (“ALNY”) financial strength credit ratings by Moody’s or S&P fall below a certain level or in the event AIC, ALIC or ALNY are no longer rated by either Moody’s or S&P.  Credit-risk-contingent cross-default provisions allow the counterparties to terminate the derivative instruments if the Company defaults by pre-determined threshold amounts on certain debt instruments.  Credit-risk-contingent credit support annex agreements specify the amount of collateral the Company must post to counterparties based on AIC’s. ALIC’s or ALNY’s financial strength credit ratings by Moody’s or S&P, or in the event AIC, ALIC or ALNY are no longer rated by either Moody’s or S&P.
The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)	September 30, 2014	December 31, 2013
Gross liability fair value of contracts containing credit-risk-contingent features	$10	$25
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(3)	(9)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(5)	(14)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$2	$2
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2014
Single name
Corporate debt	$—	$—	$—	$—	$—	$—
First-to-default Basket
Municipal	—	100	—	—	100	(9)
Index
Corporate debt	1	26	50	3	80	2
Total	$1	$126	$50	$3	$180	$(7)

December 31, 2013
Single name
Corporate debt	$—	$5	$—	$—	$5	$—
First-to-default Basket
Municipal	—	100	—	—	100	(15)
Index
Corporate debt	1	20	55	4	80	2
Total	$1	$125	$55	$4	$185	$(13)
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

7.  Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Direct	$185	$518	$893	$1,553
Assumed
Affiliate	32	31	97	92
Non-affiliate	199	17	410	51
Ceded-non-affiliate	(82)	(155)	(307)	(466)
Premiums and contract charges, net of reinsurance	$334	$411	$1,093	$1,230
The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Direct	$277	$499	$1,023	$1,370
Assumed
Affiliate	20	20	66	60
Non-affiliate	135	13	277	38
Ceded-non-affiliate	(76)	(110)	(265)	(269)
Contract benefits, net of reinsurance	$356	$422	$1,101	$1,199
The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Direct	$167	$309	$656	$946
Assumed
Affiliate	2	2	6	7
Non-affiliate	27	7	54	22
Ceded-non-affiliate	(5)	(8)	(20)	(22)
Interest credited to contractholder funds, net of reinsurance	$191	$310	$696	$953

8.  Guarantees and Contingent Liabilities
Guarantees
The Company owns certain investments that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these investments, as measured by the amount of the aggregate initial investment, was $4 million as of September 30, 2014.  The obligations associated with these investments expire at various dates on or before March 11, 2018.
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
The aggregate liability balance related to all guarantees was not material as of September 30, 2014.
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

9.  Other Comprehensive Income
The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2014			2013
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$58	$(20)	$38	$(76)	$27	$(49)
Less: reclassification adjustment of realized capital gains and losses	21	(7)	14	(6)	2	(4)
Unrealized net capital gains and losses	37	(13)	24	(70)	25	(45)
Unrealized foreign currency translation adjustments	—	—	—	—	—	—
Other comprehensive income (loss)	$37	$(13)	$24	$(70)	$25	$(45)
Net income (loss)			84			(394)
Comprehensive income (loss)			$108			$(439)

	Nine months ended September 30,
	2014			2013
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$525	$(185)	$340	$(860)	$302	$(558)
Less: reclassification adjustment of realized capital gains and losses	(7)	2	(5)	35	(12)	23
Unrealized net capital gains and losses	532	(187)	345	(895)	314	(581)
Unrealized foreign currency translation adjustments	2	(1)	1	—	—	—
Other comprehensive income (loss)	$534	$(188)	$346	$(895)	$314	$(581)
Net income (loss)			343			(135)
Comprehensive income (loss)			$689			$(716)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and of shareholder’s equity and cash flows for the nine-month periods ended September 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
October 31, 2014

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

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
HIGHLIGHTS

•
Net income was $84 million and $343 million in the third quarter and first nine months of 2014, respectively, compared to net loss of $394 million and $135 million in the third quarter and first nine months of 2013, respectively.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $330 million in the third quarter of 2014, a decrease of 17.3% from $399 million in the third quarter of 2013, and $1.07 billion in the first nine months of 2014, a decrease of 10.1% from $1.20 billion in the first nine months of 2013.

•
Investments totaled $37.36 billion as of September 30, 2014, reflecting a decrease of $585 million from $37.94 billion as of December 31, 2013.  Investments as of December 31, 2013 excluded investments classified as held for sale.  Unrealized net capital gains totaled $2.29 billion as of September 30, 2014, increasing from $1.59 billion as of December 31, 2013.

•
Net investment income decreased 25.8% to $461 million in the third quarter of 2014 and 13.4% to $1.61 billion in the first nine months of 2014 from $621 million and $1.86 billion in the third quarter and first nine months of 2013, respectively.

•
Net realized capital gains totaled $28 million in the third quarter of 2014 compared to net realized capital losses of $16 million in the third quarter of 2013, and net realized capital gains totaled $18 million in the first nine months of 2014 compared to net realized capital gains of $61 million in the first nine months of 2013.

•
During third quarter 2014, a $5 million pre-tax charge to income was recorded related to our annual comprehensive review of the deferred policy acquisition costs (“DAC”), deferred sales inducement costs and secondary guarantee liability balances. This compares to a $54 million pre-tax charge to income in the third quarter of 2013.

•	Contractholder funds totaled $22.14 billion as of September 30, 2014, reflecting a decrease of $1.47 billion from $23.60 billion as of December 31, 2013.

•
On April 1, 2014, we closed the sale of Lincoln Benefit Life Company’s (“LBL”) life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.  The loss on disposition increased by $29 million, after-tax, and $38 million, after-tax, in the three months and nine months ended September 30, 2014, respectively. The third quarter 2014 amount and most for the amount of the nine months ended September 30, 2014 represent non-cash charges.

OPERATIONS
Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Premiums	$142	$147	$441	$442
Contract charges	192	264	652	788
Net investment income	461	621	1,612	1,861
Realized capital gains and losses	28	(16)	18	61
Total revenues	823	1,016	2,723	3,152

Costs and expenses
Contract benefits	(356)	(422)	(1,101)	(1,199)
Interest credited to contractholder funds	(191)	(310)	(696)	(953)
Amortization of DAC	(36)	(73)	(124)	(177)
Operating costs and expenses	(75)	(102)	(232)	(333)
Restructuring and related charges	1	(4)	(2)	(6)
Interest expense	(4)	(4)	(12)	(19)
Total costs and expenses	(661)	(915)	(2,167)	(2,687)

Loss on disposition of operations	(27)	(646)	(71)	(643)
Income tax (expense) benefit	(51)	151	(142)	43
Net income (loss)	$84	$(394)	$343	$(135)

Investments as of September 30			$37,359	$38,436
Investments classified as held for sale as of September 30				$12,239
Net income was $84 million in the third quarter of 2014 compared to net loss of $394 million in the third quarter of 2013.  The favorable change primarily relates to the loss on disposition related to the LBL sale recorded in third quarter 2013, partially offset by the reduction in business due to the sale of LBL on April 1, 2014. Net income in third quarter 2014 and 2013 included an after-tax loss on disposition of LBL totaling $29 million and $475 million, respectively. Excluding the loss on disposition as well as the net income of the LBL business for third quarter 2013 of $54 million, net income increased $86 million in the third quarter of 2014 compared to the third quarter of 2013, primarily due to lower amortization of DAC, net realized capital gains in third quarter 2014 compared to net realized capital losses in third quarter 2013, and lower interest credited to contractholder funds, partially offset by lower net investment income.
Net income was $343 million in the first nine months of 2014 compared to net loss of $135 million in the first nine months of 2013. The favorable change primarily relates to the loss on disposition related to the LBL sale recorded in third quarter 2013, partially offset by the reduction in business due to the sale of LBL on April 1, 2014. Net income in the first nine months of 2014 and 2013 included an after-tax loss on disposition of LBL totaling $38 million and $475 million, respectively. Excluding the loss on disposition as well as the net income of the LBL business for second and third quarter 2013 of $82 million, net income increased $123 million in the first nine months of 2014 compared to the first nine months of 2013, primarily due to lower interest credited to contractholder funds, lower operating costs and expenses and lower amortization of DAC, partially offset by lower net realized capital gains and higher contract benefits.
Analysis of revenues   Total revenues decreased 19.0% or $193 million and 13.6% or $429 million in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $218 million, total revenues increased 3.1% or $25 million in the third quarter of 2014 compared to the third quarter of 2013, primarily due to net realized capital gains in third quarter 2014 compared to net realized capital losses in third quarter 2013, partially offset by lower net investment income. Excluding results of the LBL business for second and third quarter 2013 of $436 million, total revenues increased 0.3% or $7 million in the first nine months of 2014 compared to the first nine months of 2013, due to higher premiums and contract charges and higher net investment income, partially offset by lower net realized capital gains.

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
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Underwritten products
Traditional life insurance premiums	$120	$114	$365	$342
Accident and health insurance premiums	22	27	71	78
Interest-sensitive life insurance contract charges	188	258	638	775
Subtotal	330	399	1,074	1,195

Annuities
Immediate annuities with life contingencies premiums	—	6	5	22
Other fixed annuity contract charges	4	6	14	13
Subtotal	4	12	19	35
Premiums and contract charges (1)	$334	$411	$1,093	$1,230
____________

(1)
Contract charges related to the cost of insurance totaled $132 million and $180 million for the third quarter of 2014 and 2013, respectively, and $449 million and $533 million in the first nine months of 2014 and 2013, respectively.

Total premiums and contract charges decreased 18.7% or $77 million and 11.1% or $137 million in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $83 million, premiums and contract charges increased $6 million in the third quarter of 2014 compared to the same period of 2013. Excluding results of the LBL business for second and third quarter 2013 of $165 million, premiums and contract charges increased $28 million in the first nine months of 2014 compared to the same period of 2013. The increases in both periods were primarily due to increased traditional life insurance premiums due to higher renewals and sales through Allstate agencies, partially offset by lower premiums on immediate annuities with life contingencies due to discontinuing new sales January 1, 2014.
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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Contractholder funds, beginning balance	$22,764	$35,661	$23,604	$38,634
Contractholder funds classified as held for sale, beginning balance	—	—	10,945	—
Total contractholder funds, including those classified as held for sale	22,764	35,661	34,549	38,634

Deposits
Interest-sensitive life insurance	221	304	730	966
Fixed annuities	48	219	231	786
Total deposits	269	523	961	1,752

Interest credited	191	315	697	965

Benefits, withdrawals, maturities and other adjustments
Benefits	(282)	(387)	(938)	(1,173)
Surrenders and partial withdrawals	(625)	(802)	(1,881)	(2,528)
Maturities of and interest payments on institutional products	(1)	(1)	(1)	(1,799)
Contract charges	(178)	(257)	(616)	(770)
Net transfers from separate accounts	2	2	6	8
Other adjustments (1)	(1)	8	24	(27)
Total benefits, withdrawals, maturities and other adjustments	(1,085)	(1,437)	(3,406)	(6,289)

Contractholder funds sold in LBL disposition	—	—	(10,662)	—
Contractholder funds classified as held for sale, ending balance	—	(11,283)	—	(11,283)

Contractholder funds, ending balance	$22,139	$23,779	$22,139	$23,779
____________

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

Contractholder funds decreased 2.7% and 6.2% in the third quarter and first nine months of 2014, respectively.  Contractholder funds including those classified as held for sale decreased 1.7% and 9.2% in the third quarter and first nine months of 2013, respectively. The decreases in the 2014 periods reflect that we are no longer offering fixed annuity products beginning January 1, 2014.
 Contractholder deposits decreased 48.6% and 45.1% in the third quarter and first nine months of 2014, respectively, compared to the same periods of 2013, primarily due to no longer offering fixed annuity products beginning January 1, 2014, as well as lower deposits on interest-sensitive life insurance due to the LBL sale.
 Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 22.1% to $625 million in the third quarter of 2014 and 25.6% to $1.88 billion in the first nine months of 2014 from $802 million and $2.53 billion in the third quarter and first nine months of 2013, respectively.  The decreases primarily relate to the LBL sale. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.9% in the first nine months of 2014 compared to 10.7% in the same period of 2013.
 Maturities of and interest payments on institutional products included a $1.75 billion maturity in the first nine months of 2013.

Analysis of costs and expenses   Total costs and expenses decreased 27.8% or $254 million in the third quarter of 2014 and 19.4% or $520 million in the first nine months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $136 million, total costs and expenses decreased $118 million in the third quarter of 2014 compared to the same period of 2013, primarily due to lower amortization of DAC and lower interest credited to contractholder funds. Excluding results of the LBL business for second and third quarter 2013 of $312 million, total costs and expenses decreased $208 million in the first nine months of 2014 compared to the same period of 2013, primarily due to lower interest credited to contractholder funds, lower operating costs and expenses and lower amortization of DAC, partially offset by higher contract benefits.
Contract benefits decreased 15.6% or $66 million in the third quarter of 2014 and 8.2% or $98 million in the first nine months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $65 million, contract benefits decreased $1 million in the third quarter of 2014 compared to the same period of 2013. Excluding results of the LBL business for second and third quarter 2013 of $127 million, contract benefits increased $29 million in the first nine months of 2014 compared to the same period of 2013, primarily due to worse mortality experience on life insurance.
Our annual review of assumptions in third quarter 2014 resulted in an $11 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to increased projected exposure to secondary guarantees. In the third quarter of 2013, the review resulted in a $37 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher concentration of and increased projected exposure to secondary guarantees. $25 million of the increase in third quarter 2013 related to the disposed LBL business.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $131 million and $391 million in the third quarter and first nine months of 2014, respectively, compared to $133 million and $396 million in the third quarter and first nine months of 2013, respectively.
 The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Life insurance	$70	$57	$225	$212
Accident and health insurance	9	3	24	15
Annuities	(30)	(22)	(69)	(55)
Total benefit spread	$49	$38	$180	$172
Benefit spread increased 28.9% or $11 million in the third quarter of 2014 and 4.7% or $8 million in the first nine months of 2014 compared to the same periods of 2013. Excluding results of the LBL business for third quarter 2013 of $(4) million, benefit spread increased $7 million in the third quarter of 2014 compared to the same period of 2013, primarily due to higher premiums on life insurance, partially offset by worse mortality experience on immediate annuities. Excluding results of the LBL business for second and third quarter 2013 of $(8) million, benefit spread in the first nine months of 2014 was comparable to the same period of 2013.
Interest credited to contractholder funds decreased 38.4% or $119 million in the third quarter of 2014 and 27.0% or $257 million in the first nine months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $90 million, interest credited to contractholder funds decreased $29 million in the third quarter of 2014 compared to the same period of 2013. Excluding results of the LBL business for second and third quarter 2013 of $179 million, interest credited to contractholder funds decreased $78 million in the first nine months of 2014 compared to the same period of 2013. The decreases in both periods were primarily due to lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $2 million in third quarter 2014 compared to an increase of $17 million in the third quarter 2013, and increased interest credited to contractholder funds by $19 million in the first nine months of 2014 compared to an increase of $21 million in the first nine months of 2013.
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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Annuities and institutional products	$54	$99	$260	$242
Life insurance	24	25	82	78
Accident and health insurance	1	4	7	11
Net investment income on investments supporting capital	58	67	195	202
Investment spread before valuation changes on embedded derivatives that are not hedged	137	195	544	533
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	2	(17)	(19)	(21)
Total investment spread	$139	$178	$525	$512
 Investment spread before valuation changes on embedded derivatives that are not hedged decreased 29.7% or $58 million in the third quarter of 2014 compared to the same period of 2013.  Excluding results of the LBL business for third quarter 2013 of $55 million, investment spread before valuation changes on embedded derivatives that are not hedged decreased $3 million in the third quarter of 2014 compared to the same period of 2013, primarily due to the continued managed reduction in our spread-based business in force, partially offset by lower crediting rates. Investment spread before valuation changes on embedded derivatives that are not hedged increased 2.1% or $11 million in the first nine months of 2014 compared to the same period of 2013. Excluding results of the LBL business for the second and third quarter of 2013 of $106 million, investment spread before valuation changes on embedded derivatives that are not hedged increased $117 million in the first nine months of 2014 compared to the same period of 2013, primarily due to higher limited partnership income, higher fixed income yields and lower crediting rates, partially offset by the continued managed reduction in our spread-based business in force.
To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads. For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale were included for periods prior to April 1, 2014.

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2014	2013	2014	2013	2014	2013
Interest-sensitive life insurance	5.3%	5.2%	4.0%	3.8%	1.3%	1.4%
Deferred fixed annuities and institutional products	4.5	4.8	2.8	2.9	1.7	1.9
Immediate fixed annuities with and without life contingencies	6.7	6.9	6.0	6.0	0.7	0.9
Investments supporting capital, traditional life and other products	4.5	4.1	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2014	2013	2014	2013	2014	2013
Interest-sensitive life insurance	5.4%	5.3%	3.9%	3.9%	1.5%	1.4%
Deferred fixed annuities and institutional products	4.5	4.7	2.9	3.0	1.6	1.7
Immediate fixed annuities with and without life contingencies	7.4	6.7	6.0	6.0	1.4	0.7
Investments supporting capital, traditional life and other products	4.6	4.1	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	September 30,
	2014	2013
Immediate fixed annuities with life contingencies	$8,911	$8,906
Other life contingent contracts and other	2,761	2,893
Reserve for life-contingent contract benefits	$11,672	$11,799

Interest-sensitive life insurance	$7,154	$7,073
Deferred fixed annuities	11,152	12,598
Immediate fixed annuities without life contingencies	3,490	3,713
Institutional products	85	85
Other	258	310
Contractholder funds	$22,139	$23,779

Traditional life insurance	$—	$331
Accident and health insurance	—	1,298
Interest-sensitive life insurance	—	3,579
Deferred fixed annuities	—	7,704
Liabilities held for sale	$—	$12,912
Amortization of DAC  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$41	$58	$128	$157
Amortization (accretion) relating to realized capital gains and losses(1) and valuation changes on embedded derivatives that are not hedged	2	(3)	3	2
Amortization (deceleration) acceleration for changes in assumptions (“DAC unlocking”)	(7)	18	(7)	18
Total amortization of DAC	$36	$73	$124	$177
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 50.7% or $37 million in the third quarter of 2014 and 29.9% or $53 million in the first nine months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $(30) million, amortization of DAC decreased $67 million in the third quarter of 2014 compared to the same period of 2013, primarily due to amortization deceleration for changes in assumptions in 2014 compared to amortization acceleration in 2013.  Excluding results of the LBL business for second and third quarter 2013 of $(18) million, amortization of DAC decreased $71 million in the first nine months of 2014, compared to the same period of 2013, primarily due to amortization deceleration for changes in assumptions in 2014 compared to amortization acceleration in 2013.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In the third quarter of 2014, the review resulted in a deceleration of DAC amortization (credit to income) of $7 million. Amortization deceleration of $9 million related to interest-sensitive life insurance and was primarily due to a decrease in projected expenses, partially offset by increased projected mortality. Amortization acceleration of $2 million related to fixed annuities and was primarily due to a decrease in projected gross profits.
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

($ in millions)	2014	2013
Investment margin	$5	$(22)
Benefit margin	29	13
Expense margin	(41)	27
Net (deceleration) acceleration	$(7)	$18
Operating costs and expenses decreased 26.5% or $27 million in the third quarter of 2014 and 30.3% or $101 million in the first nine months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $11 million, operating costs and expenses decreased $16 million in the third quarter of 2014 compared to the same period of 2013. Excluding results of the LBL business for second and third quarter 2013 of $24 million, operating costs and expenses decreased $77 million in the first nine months of 2014 compared to the same period of 2013.   The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Non-deferrable commissions	$4	$7	$15	$20
General and administrative expenses	63	85	190	282
Taxes and licenses	8	10	27	31
Total operating costs and expenses	$75	$102	$232	$333

Restructuring and related charges	$(1)	$4	$2	$6
General and administrative expenses decreased 25.9% or $22 million in the third quarter of 2014 and 32.6% or $92 million in the first nine months of 2014 compared to the same periods of 2013, primarily due to actions to improve strategic focus and modernize the operating model.  This included the sale of LBL, exiting the master brokerage agency distribution channel, the planned outsourcing of the annuity business and other rightsizing and profitability actions.
INVESTMENTS
The composition of the investment portfolio as of September 30, 2014 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$28,090	75.2%
Mortgage loans	3,644	9.8
Equity securities (2)	1,229	3.3
Limited partnership interests (3)	1,933	5.2
Short-term investments (4)	762	2.0
Policy loans	617	1.6
Other	1,084	2.9
Total	$37,359	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $25.93 billion.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $1.09 billion.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.23 billion.

(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $762 million.
Total investments decreased to $37.36 billion as of September 30, 2014, from $37.94 billion as of December 31, 2013, primarily due to a $700 million return of capital paid to Allstate Insurance Company (“AIC”), the reclassification of tax credit funds from limited partnership interests to other assets, and net reductions in contractholder funds, partially offset by higher fixed income valuations resulting from a decrease in risk-free interest rates.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of September 30, 2014	Percent to total investments	Fair value as of December 31, 2013	Percent to total investments
U.S. government and agencies	$780	2.1%	$766	2.0%
Municipal	3,547	9.5	3,304	8.7
Corporate	21,016	56.3	21,316	56.2
Foreign government	739	2.0	792	2.1
Asset-backed securities (“ABS”)	718	1.9	1,007	2.7
Residential mortgage-backed securities (“RMBS”)	656	1.8	790	2.1
Commercial mortgage-backed securities (“CMBS”)	617	1.6	764	2.0
Redeemable preferred stock	17	—	17	—
Total fixed income securities	$28,090	75.2%	$28,756	75.8%
As of September 30, 2014, 88.1% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of September 30, 2014.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$780	$97	$—	$—	$780	$97
Municipal	3,497	420	50	(2)	3,547	418
Corporate
Public	12,717	1,001	1,876	20	14,593	1,021
Privately placed	5,770	442	653	3	6,423	445
Foreign government	739	79	—	—	739	79
ABS
Collateralized debt obligations (“CDO”)	373	(2)	91	(8)	464	(10)
Consumer and other asset-backed securities (“Consumer and other ABS”)	247	5	7	—	254	5
RMBS
U.S. government sponsored entities (“U.S. Agency”)	162	10	—	—	162	10
Prime residential mortgage-backed securities (“Prime”)	66	1	124	20	190	21
Alt-A residential mortgage-backed securities (“Alt-A”)	12	—	160	12	172	12
Subprime residential mortgage-backed securities (“Subprime”)	4	—	128	11	132	11
CMBS	365	18	252	29	617	47
Redeemable preferred stock	17	3	—	—	17	3
Total fixed income securities	$24,749	$2,074	$3,341	$85	$28,090	$2,159
Municipal bonds totaled $3.55 billion as of September 30, 2014 with an unrealized net capital gain of $418 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $21.02 billion as of September 30, 2014, with an unrealized net capital gain of $1.47 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
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
 ABS, including CDO and Consumer and other ABS, totaled $718 million as of September 30, 2014, with 86.4% rated investment grade and an unrealized net capital loss of $5 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
 CDO totaled $464 million as of September 30, 2014, with 80.4% rated investment grade and an unrealized net capital loss of $10 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $254 million as of September 30, 2014, with 97.2% rated investment grade and an unrealized net capital gain of $5 million.
RMBS totaled $656 million as of September 30, 2014, with 37.2% rated investment grade and an unrealized net capital gain of $54 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to significant prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.  The non-agency portfolio totaled $494 million as of September 30, 2014, with 16.6% rated investment grade and an unrealized net capital gain of $44 million.
CMBS totaled $617 million as of September 30, 2014, with 59.2% rated investment grade and an unrealized net capital gain of $47 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.64 billion as of September 30, 2014 and primarily comprises loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 4 of the condensed consolidated financial statements.
Limited partnership interests consist of investments in private equity/debt funds, real estate funds and other funds.  The limited partnership interests portfolio is well diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  Tax credit funds were reclassified from limited partnership interests to other assets as of June 30, 2014 since the return on these funds is in the form of tax credits rather than investment income.  These tax credit funds totaled $285 million as of September 30, 2014.  The following table presents information about our limited partnership interests as of September 30, 2014.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Other funds	Total
Cost method of accounting (“Cost”)	$422	$104	$—	$526
Equity method of accounting (“EMA”)	1,027	343	37	1,407
Total	$1,449	$447	$37	$1,933

Number of managers	96	25	2	123
Number of individual funds	167	47	2	216
Largest exposure to single fund	$81	$34	$32	$81
____________

(1)	Includes $284 million of infrastructure and real asset funds.

The following tables show the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended September 30,
	2014				2013
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$8	$27	$35	$(5)	$22	$9	$31	$—
Real estate funds	5	10	15	8	3	7	10	(1)
Other funds	—	1	1	—	—	(4)	(4)	—
Total	$13	$38	$51	$3	$25	$12	$37	$(1)

	Nine months ended September 30,
	2014				2013
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$55	$111	$166	$(11)	$51	$34	$85	$(4)
Real estate funds	16	24	40	5	9	21	30	(1)
Other funds	—	3	3	—	—	(11)	(11)	—
Total	$71	$138	$209	$(6)	$60	$44	$104	$(5)
Limited partnership interests produced income, excluding impairment write-downs, of $51 million and $209 million in the three months and nine months ended September 30, 2014, respectively, compared to $37 million and $104 million in the three months and nine months ended September 30, 2013, respectively.  Higher EMA limited partnership income resulted from favorable equity and real estate valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships.  Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on private equity/debt funds and real estate funds are generally on a three month delay and the income recognition on other funds is primarily on a one month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.
Unrealized net capital gains totaled $2.29 billion as of September 30, 2014 compared to $1.59 billion as of December 31, 2013.  The increase was primarily due to a decrease in risk-free interest rates.
The following table presents unrealized net capital gains and losses.

($ in millions)	September 30, 2014	December 31, 2013
U.S. government and agencies	$97	$88
Municipal	418	169
Corporate	1,466	919
Foreign government	79	77
ABS	(5)	(4)
RMBS	54	38
CMBS	47	40
Redeemable preferred stock	3	2
Fixed income securities	2,159	1,329
Equity securities	138	85
Derivatives	(4)	(13)
EMA limited partnerships	(2)	(2)
Investments classified as held for sale	—	190
Unrealized net capital gains and losses, pre-tax	$2,291	$1,589
The unrealized net capital gain for the fixed income portfolio totaled $2.16 billion and comprised $2.32 billion of gross unrealized gains and $159 million of gross unrealized losses as of September 30, 2014.  This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.33 billion, comprised of $1.75 billion of gross unrealized gains and $418 million of gross unrealized losses as of December 31, 2013.

Gross unrealized gains and losses on fixed income securities by type and sector as of September 30, 2014 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Banking	$1,100	$43	$(27)	$1,116
Utilities	3,745	455	(14)	4,186
Capital goods	2,085	171	(14)	2,242
Consumer goods (cyclical and non-cyclical)	3,778	259	(14)	4,023
Energy	2,574	198	(11)	2,761
Basic industry	1,263	67	(10)	1,320
Technology	985	46	(7)	1,024
Transportation	1,006	107	(7)	1,106
Communications	1,495	111	(6)	1,600
Financial services	1,095	85	(2)	1,178
Other	424	37	(1)	460
Total corporate fixed income portfolio	19,550	1,579	(113)	21,016

U.S. government and agencies	683	97	—	780
Municipal	3,129	432	(14)	3,547
Foreign government	660	80	(1)	739
ABS	723	18	(23)	718
RMBS	602	59	(5)	656
CMBS	570	50	(3)	617
Redeemable preferred stock	14	3	—	17
Total fixed income securities	$25,931	$2,318	$(159)	$28,090
The banking, utilities, capital goods and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2014.  In general, the gross unrealized losses are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
The unrealized net capital gain for the equity portfolio totaled $138 million, comprised of all gross unrealized gains as of September 30, 2014.  This is compared to an unrealized net capital gain for the equity portfolio totaling $85 million, comprised of $90 million of gross unrealized gains and $5 million of gross unrealized losses as of December 31, 2013.
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed income securities	$349	$487	$1,179	1,477
Mortgage loans	48	91	188	269
Equity securities	7	3	17	8
Limited partnership interests	51	37	209	104
Short-term investments	—	—	1	1
Policy loans	10	12	30	36
Other	15	18	43	50
Investment income, before expense	480	648	1,667	1,945
Investment expense	(19)	(27)	(55)	(84)
Net investment income	$461	$621	$1,612	$1,861
Net investment income decreased 25.8% or $160 million in the third quarter of 2014 and 13.4% or $249 million in the first nine months of 2014 compared to the same periods of 2013.  Excluding results of the LBL business for third quarter 2013 of $135 million, net investment income decreased $25 million in the third quarter of 2014 compared to the third quarter of 2013, primarily due to lower average investment balances.  Excluding results of the LBL business for second and third quarter 2013 of $271 million, net investment income increased $22 million in the first nine months of 2014 compared to the first nine months of 2013, primarily due to higher limited partnership income, partially offset by lower average investment balances. Higher EMA limited partnership income resulted from favorable equity and real estate valuations which increased the carrying value of the partnerships, while cost method limited partnerships experienced an increase in earnings distributed by the partnerships.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Impairment write-downs	$2	$(10)	$(2)	$(28)
Change in intent write-downs	(21)	(7)	(40)	(15)
Net other-than-temporary impairment losses recognized in earnings	(19)	(17)	(42)	(43)
Sales	43	6	51	90
Valuation and settlements of derivative instruments	4	(5)	9	14
Realized capital gains and losses, pre-tax	28	(16)	18	61
Income tax (expense) benefit	(9)	4	(6)	(23)
Realized capital gains and losses, after-tax	$19	$(12)	$12	$38
Impairment write-downs, which include changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed income securities	$(3)	$(2)	$(2)	$(31)
Mortgage loans	2	(6)	6	11
Limited partnership interests	3	(1)	(6)	(5)
Other investments	—	(1)	—	(3)
Impairment write-downs	$2	$(10)	$(2)	$(28)
Impairment write-downs on fixed income securities for the three and nine months ended September 30, 2014 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. In the three months ended September 30, 2014, limited partnership write-downs included the recovery in value of a limited partnership, based upon reported EMA net income, that was previously written-down, to the extent of the original loss.
Change in intent write-downs totaling $21 million and $40 million in the three months and nine months ended September 30, 2014, respectively, were primarily related to the repositioning and ongoing portfolio management of our equity securities.
Sales generated $43 million and $51 million of net realized capital gains in the three months and nine months ended September 30, 2014, respectively, primarily related to equity securities in connection with ongoing portfolio management.
Valuation and settlements of derivative instruments generated net realized capital gains of $4 million and $9 million for the three months and nine months ended September 30, 2014, respectively. The gains for the three month period primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. Dollar. The gains for the nine month period primarily comprised gains on credit default swaps due to the tightening of credit spreads on the underlying credit names and gains on foreign currency contracts due to the strengthening of the U.S. Dollar.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	September 30, 2014	December 31, 2013
Common stock, retained income and additional capital paid-in	$4,785	$5,142
Accumulated other comprehensive income	1,274	928
Total shareholder’s equity	6,059	6,070
Notes due to related parties	275	282
Total capital resources	$6,334	$6,352
Shareholder’s equity decreased in the first nine months of 2014, primarily due to a $700 million return of capital paid to AIC, partially offset by increased unrealized net capital gains on investments and net income.
Notes due to related parties decreased in the first nine months of 2014 as the Company repaid the remaining $7 million of notes issued to AIC.

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
Allstate parent company capital capacity  The Corporation has at the parent holding company level deployable assets totaling $2.33 billion as of September 30, 2014 comprising cash and investments that are generally saleable within one quarter.  This provides funds for the parent company’s fixed charges and other corporate purposes.
The Company has access to additional borrowing to support liquidity through the Corporation as follows.  The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2014, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs the commercial paper facility.  In April 2014, the Corporation amended the maturity date of this facility to April 2019 and also amended the option to extend the expiration by one year to the first and second anniversary of the amendment, upon approval of existing or replacement lenders.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 11.9% as of September 30, 2014.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the third quarter and first nine months of 2014.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•
A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on April 30, 2012.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 481 million shares of treasury stock as of September 30, 2014), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $22.14 billion as of September 30, 2014.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2014.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,635	16.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	6,221	28.1
Market value adjustments (2)	2,470	11.2
Subject to discretionary withdrawal without adjustments (3)	9,813	44.3
Total contractholder funds (4)	$22,139	100.0%

____________

(1)	Includes $2.58 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.76 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 6, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	84% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $862 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.9% and 10.7% in the first nine months of 2014 and 2013, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows  As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower net investment income and income tax payments in the first nine months of 2014 compared to income tax refunds in the first nine months of 2013, partially offset by higher premiums on traditional life insurance products.
Lower cash was provided by investing activities in the first nine months of 2014 compared to the first nine months of 2013 as proceeds from the sale of LBL were more than offset by lower collections and sales, partially offset by lower purchases. Lower collections resulted from funding a large institutional product maturity in 2013 from the portfolio.
Lower cash used in financing activities in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to a $1.75 billion institutional product maturity in 2013 and lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits.

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
Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 31, 2014
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated October 31, 2014, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

E-1