Form 10-K
period 2014-12-31
ALLSTATE LIFE INSURANCE CO
filed 2015-03-04
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of March 4, 2015, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

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
Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois.  All of the outstanding stock of Allstate Insurance Company is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware.  In this document, we refer to Allstate Insurance Company as “AIC” and to The Allstate Corporation and its consolidated subsidiaries as “Allstate”, the “Parent Group” or the “Corporation”.  The Allstate Corporation is the largest publicly held personal lines insurer in the United States.  Widely known through the “You’re In Good Hands With Allstate®” slogan, Allstate’s strategy is to reinvent protection and retirement to help consumers protect what they have today and better prepare for tomorrow.  Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2013 statutory direct premiums earned according to A.M. Best.  In addition, according to A.M. Best, it is the nation’s 16th largest issuer of life insurance business on the basis of 2013 ordinary life insurance in force and 29th largest on the basis of 2013 statutory admitted assets.
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
Products and Distribution
The Allstate Life Group sells traditional, interest-sensitive and variable life insurance through Allstate exclusive agencies and exclusive financial specialists. The majority of life insurance business written involves exclusive financial specialists, including referrals from exclusive agencies and licensed sales professionals. We also sell voluntary accident and health insurance through workplace enrolling independent agents in New York. We previously offered and continue to have in force fixed annuities such as deferred and immediate annuities, and institutional products consisting of funding agreements sold to unaffiliated trusts that use them to back medium-term notes. The table below lists our current distribution channels with the associated products and target customers.

Distribution Channels	Proprietary Products	Target Customers
Allstate exclusive agencies and exclusive financial specialists	Term life insurance Whole life insurance Interest-sensitive life insurance Variable life insurance	Customers who prefer local personalized advice and service and are brand-sensitive
Workplace enrolling independent agents in New York	Workplace life and voluntary accident and health insurance: Interest-sensitive and term life insurance Disability income insurance Cancer, accident and critical illness insurance	Middle market consumers in New York with family financial protection needs employed by small, medium, and large size firms
Competition
We compete on a wide variety of factors, including product offerings, brand recognition, financial strength and ratings, price, distribution and the level of customer service.  The market for life insurance continues to be highly fragmented and competitive.  As of December 31, 2013, there were approximately 400 groups of life insurance companies in the United States, most of which offered one or more similar products.  According to A.M. Best, as of December 31, 2013, the Allstate Life Group is the nation’s 16th largest issuer of life insurance and related business on the basis of 2013 ordinary life insurance in force and 29th largest on the basis of 2013 statutory admitted assets.

Geographic Markets
We sell life insurance throughout the United States and voluntary accident and health insurance in New York.  The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia and Puerto Rico.
The following table reflects, in percentages, the principal geographic distribution of statutory premiums and annuity considerations for the Allstate Life Group for 2014, based on information contained in statements filed with state insurance departments.  No other jurisdiction accounted for more than 5 percent of the statutory premiums and annuity considerations.

California	13.4%
Texas	9.2
New York	8.9
Florida	7.1
Illinois	5.3
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
In recent years, the state insurance regulatory framework has come under increased federal scrutiny.  As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in 2010.  Some regulations required pursuant to this law must still be finalized, and we cannot predict what the final regulations will require but do not expect a material impact on the Allstate Life Group’s operations.  Dodd-Frank also created the Federal Insurance Office (“FIO”) within the Treasury Department.  The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council (“FSOC”), represents the U.S. on international insurance matters, and studies the current regulatory system.  FIO submitted reports to Congress in 2013 and 2014 addressing how to improve and modernize the system of insurance regulation.  In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation.  We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on the Allstate Life Group.
Additional regulations or new requirements may emerge from activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, the National Association of Insurance Commissioners (“NAIC”), and the International Association of Insurance Supervisors (“IAIS”), that are evaluating solvency and capital standards for insurance company groups. In addition, the NAIC has proposed amendments to their model holding company law, which has not yet been adopted by any jurisdiction. The outcome of these actions is uncertain; however, these actions may result in an increase in the level of capital and liquidity required by insurance holding companies.
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
OTHER INFORMATION
“Allstate” is one of the most recognized brand names in the United States.  We use the name “Allstate” extensively in our business, along with related service marks, logos, and slogans, such as “Good Hands®.”  Our rights in the United States to these names, service marks, logos, and slogans continue so long as we continue to use them in commerce.  Many service marks used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations.  We believe that these service marks are important to our business and we intend to maintain our rights to them through continued use.
Forward-Looking Statements
This report contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty.  These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update any forward-looking statements as a result of new information or future events or developments. In addition, forward-looking statements are subject to certain risks or uncertainties that could cause actual results to differ materially from those communicated in these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part 1, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in our other reports filed with the Securities and Exchange Commission.
Item 1A.  Risk Factors
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
Reducing our concentration in spread-based business and exiting certain distribution channels may adversely affect reported results
We have been reducing our concentration in spread-based business and discontinued offering fixed annuities effective January 1, 2014.  We also exited the independent master brokerage agencies and structured settlement annuity brokers distribution channels in 2013 and sold Lincoln Benefit Life Company (“LBL”) on April 1, 2014.  The reduction in sales of these products has and may continue to reduce investment portfolio levels. It may also complicate settlement of contract benefits including forced sales of assets with unrealized capital losses, and affect insurance reserves deficiency testing. We plan to outsource the administration of our annuity business to a third party administration company in 2015 following the successful transition of the servicing of the LBL business that was sold. If our efforts are unsuccessful, our cost structure may be less competitive.
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
Dispositions and acquisitions of businesses may adversely affect our results of operations including the ability to continue sales by Allstate exclusive agents and receive adequate compensation for transition services
We are exposed to risks associated with disposed former affiliates when continuing relationships are maintained such as distribution rights, reinsurance of new and in-force business, transition services and other contingent liabilities. We may be adversely impacted by declines in financial strength ratings of disposed former affiliates due to rating agencies viewing the financial capacity of the former affiliate differently. Other compliance and operational issues may emerge involving agents, products, pricing, servicing and claims related to the business reinsured from the former affiliate to the Company. In addition, during a transition period when the Company may be providing transition services, we may not be receiving adequate compensation and could be judged as not providing service as contracted. These risks may adversely affect our results of operations.
Risks Relating to Investments
We are subject to market risk and declines in credit quality which may adversely affect investment income and cause realized and unrealized losses
Although we continually reevaluate our investment management strategies, we remain subject to the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices, currency exchange rates, economic conditions for the overall economy or specific industry sectors or idiosyncratic risk on the operating performance of individual investments.  Adverse changes in these rates, spreads and prices may occur due to changes in monetary policy and the economic climate, the liquidity of a market or market segment, investor return expectations and/or risk tolerance, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness.  We are also subject to market risk related to investments in real estate, loans and securities collateralized by real estate.  Some of our investment strategies target individual investments with unique risks that are not highly correlated with broad market risks.  Although we expect these investments to increase total portfolio returns over time, their performance may vary from and under-perform relative to the market in some periods.
We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads.  Credit spread is the additional yield on fixed income securities and loans above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks.  Credit spreads vary (i.e. increase or decrease) in response to the market’s perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies.  Although we have the ability to use derivative financial instruments to manage these risks, the effectiveness of such instruments varies with liquidity and other conditions that may impact derivative and bond markets.  Adverse economic conditions or other factors could cause declines in the quality and valuation of our investment portfolio that could result in realized and unrealized losses. The concentration of our investment portfolios in any particular issuer, industry, collateral type, group of related industries, geographic sector or risk type could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition.
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
The determination of the amount of realized capital losses recorded for impairments of our investments is subjective and could materially impact our operating results and financial condition
The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our ongoing evaluation and assessment of known and inherent risks associated with the respective asset class.  Such evaluations and assessments are revised as conditions change and new information becomes available.  We update our evaluations regularly and reflect changes in other-than-temporary impairments in our results of operations.  The assessment of whether other-than-temporary impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value.  Our conclusions on such assessments are judgmental and include assumptions and projections of future cash flows and price recovery which may ultimately prove to be incorrect as assumptions, facts and circumstances change.  Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.
The determination of the fair value of our fixed income and equity securities is subjective and could materially impact our operating results and financial condition
In determining fair values we principally use the market approach which utilizes market transaction data for the same or similar instruments.  The degree of judgment involved in determining fair values is inversely related to the availability of market observable information.  The fair value of assets may differ from the actual amount received upon sale of an asset in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the assets’ fair values.  The difference between amortized cost or cost and fair value, net of deferred income taxes, certain DAC, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholder’s equity.  Changing market conditions could materially affect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly.
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
Difficult conditions in the global economy and capital markets generally could adversely affect our business, operating and investment results and these conditions may not improve in the near future
As with most businesses, we believe difficult conditions in the global economy and capital markets, such as significant negative macroeconomic trends, including relatively high and sustained unemployment, reduced consumer spending, lower residential and commercial real estate prices, substantial increases in delinquencies on consumer debt, including defaults on home mortgages, and the relatively low availability of credit could have an adverse effect on our business and operating results.
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
In the years since the financial crisis, the central banks of most developed countries have pursued fairly similar, and highly accommodative, monetary policies. While European policy makers have developed mechanisms to address funding concerns, risks to the European economy and financial markets remain. Additionally, monetary policies among major central banks have begun to diverge. The United States Federal Reserve and the Bank of England continue to evaluate the timing and pace of normalizing their respective policies. In contrast, the European Central Bank has recently launched a quantitative easing program and several central banks have lowered their benchmark interest rates to stimulate economic activity. The diverging policies are likely to result in higher volatility and less certainty in capital markets.
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
The failure in cyber or other information security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could result in a loss or disclosure of confidential information, damage to our reputation, additional costs and impairment of our ability to conduct business effectively
We depend heavily upon computer systems and mathematical algorithms and data to perform necessary business functions.  Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering.  Like other global companies, we have experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions.  Events such as these could jeopardize the confidential, proprietary and other information (including personal information of our customers or employees) processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.  These risks may increase in the future as we continue to expand our internet and mobile strategies and develop additional remote connectivity solutions to serve our customers.
The occurrence of a disaster, such as a natural catastrophe, pandemic, industrial accident, blackout, terrorist attack, war, cyber-attack, computer virus, insider threat, unanticipated problems with our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data.  If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
Third parties to whom we outsource certain of our functions are also subject to the risks outlined above. Any of these may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations and liquidity.
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
The realization of deferred tax assets is subject to uncertainty
The realization of our deferred tax assets, net of valuation allowance, if any, is based on our assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.
Loss of key vendor relationships or failure of a vendor to protect our data or personal information of our customers or employees could affect our operations
We rely on services and products provided by many vendors in the United States and abroad.  These include, for example, vendors of computer hardware and software and vendors of investment management services.  In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect our data or personal information of our customers or employees, we may suffer operational impairments and financial losses.
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
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
Our home office is part of the Parent Group’s home office complex in Northbrook, Illinois.  As of December 31, 2014, the home office complex consists of several buildings totaling 2.3 million square feet of office space on a 282-acre site.  In addition, the Parent Group operates various administrative, data processing, claims handling and other support facilities around the world.
All of the facilities from which we operate are owned or leased by our direct parent, AIC.  Expenses associated with facilities owned or leased by AIC are allocated to us on both a direct and an indirect basis, depending on the nature and use of each particular facility.  We believe that these facilities are suitable and adequate for our current operations.
The locations out of which the Allstate exclusive agencies operate in the U.S. are normally leased by the agencies as lessees.
Item 3.  Legal Proceedings
Information required for Item 3 is incorporated by reference to the discussion under the heading “Regulation and Compliance” in Note 12 of the consolidated financial statements.
Item 4.  Mine Safety Disclosures
Not applicable.

Part II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for Allstate Life’s common stock.  All of its outstanding common stock is owned by Allstate Life’s parent, Allstate Insurance Company (“AIC”).  All of the outstanding common stock of AIC is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation.
The Company paid a return of capital of $700 million and $500 million to AIC in 2014 and 2013, respectively.  For additional information on dividends, including restrictions on the payment of dividends by Allstate Life and its subsidiaries, see the Limitations on Dividends by Insurance Subsidiaries subsection of the “Regulation” section of Item 1. Business of this Form 10-K and the discussion under the heading “Dividend Limitations” in Note 15 of our consolidated financial statements, which are incorporated herein by reference.
Item 6.  Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA
($ in millions)	2014	2013	2012	2011	2010
Consolidated Operating Results
Premiums	$589	$613	$593	$624	$592
Contract charges	847	1,054	1,029	1,008	991
Net investment income	2,081	2,485	2,597	2,637	2,760
Realized capital gains and losses	143	76	(16)	390	(513)
Total revenues	3,660	4,228	4,203	4,659	3,830
Net income (loss)	526	(38)	426	469	(40)

Consolidated Financial Position
Investments (1)	$37,466	$37,944	$55,866	$56,277	$59,442
Total assets	46,735	63,368	70,111	71,119	75,981
Reserve for life-contingent contract benefits and contractholder funds (1)	33,382	35,193	52,751	55,335	59,178
Notes due to related parties	275	282	496	700	677
Shareholder’s equity	6,347	6,070	7,313	6,067	5,319
____________

(1)
As of December 31, 2013, $11.98 billion of investments and $12.84 billion of reserves for life-contingent contract benefits and contractholder funds were classified as held for sale relating to the sale of Lincoln Benefit Life Company (see Note 3 of the consolidated financial statements).

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
Summary of Results:

•
Net income was $526 million in 2014 compared to a net loss of $38 million in 2013 and net income of $426 million in 2012.  The favorable change in 2014 compared to 2013 primarily relates to lower loss on disposition charges related to the Lincoln Benefit Life Company (“LBL”) sale, partially offset by the reduction in business due to the sale of LBL on April 1, 2014. The change in 2013 compared to 2012 was primarily due to the estimated loss on disposition related to the pending LBL sale recorded in 2013.

•
Capital management actions during 2014 included a $700 million return of capital to Allstate Insurance Company (“AIC”) and a $7 million repayment of notes to AIC.  Consolidated shareholder’s equity increased to $6.35 billion as of December 31, 2014 from $6.07 billion as of December 31, 2013.

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
The fair value of certain financial assets, including privately placed corporate fixed income securities and certain free-standing derivatives, for which our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry.  Our internal pricing methods are primarily based on models using discounted cash flow methodologies that develop a single best estimate of fair value.  Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including yield curves, quoted market prices of comparable securities, published credit spreads, and other applicable market data as well as instrument-specific characteristics that include, but are not limited to, coupon rates, expected cash flows, sector of the issuer, and call provisions.  Judgment is required in developing these fair values.  As a result, the fair value of these financial assets may differ from the amount actually received to sell an asset in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ fair values.
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
We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly.  Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources.  If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model.  As of December 31, 2014 and 2013, we did not adjust fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.

The following table identifies fixed income and equity securities and short-term investments as of December 31, 2014 by source of fair value determination.

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$3,272	10.9%
Fair value based on external sources (1)	26,672	89.1
Total	$29,944	100.0%
____________

(1).	Includes $1.24 billion that are valued using broker quotes.
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
There are a number of assumptions and estimates inherent in evaluating impairments of equity securities and determining if they are other than temporary, including: 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 3) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 4) the length of time and extent to which the fair value has been less than cost.
Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other-than-temporarily impaired, including: 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances that result in management’s decision to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value.  Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized.  The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder’s equity, since our securities are designated as available for sale and carried at fair value and as a result, any related unrealized loss, net of deferred income taxes and related DAC, deferred sales inducement costs and reserves for life-contingent contract benefits, would already be reflected as a component of accumulated other comprehensive income in shareholder’s equity.
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
DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business.  Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy.  The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits.  Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur.  Generally, the amortization periods for these policies approximates the estimated lives of the policies.  The recovery of DAC is dependent upon the future profitability of the business.  We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience.  We aggregate all traditional life insurance products and immediate annuities with life contingencies in the analysis.  In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency.  In 2014, 2013 and 2012, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.
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
Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance.  This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in force and realized capital gains and losses on investments supporting the product liability.  The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss.  If the AGP is greater than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally increase, resulting in a current period decrease to earnings.  The opposite result generally occurs when the AGP is less than the EGP in the period, but the total EGP is unchanged.  However, when DAC amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements.  Negative amortization is only recorded when the increased DAC balance is determined to be recoverable based on facts and circumstances.  Negative amortization was not recorded for certain fixed annuities during 2012 in which capital losses were realized on their related investment portfolio.  For products whose supporting investments are exposed to capital losses in excess of our expectations which may cause periodic AGP to become temporarily negative, EGP and AGP utilized in DAC amortization may be modified to exclude the excess capital losses.
Annually, we review and update all assumptions underlying the projections of EGP, including persistency, mortality, expenses, investment returns, comprising investment income and realized capital gains and losses, interest crediting rates and the effect of any hedges.  At each reporting period, we assess whether any revisions to assumptions used to determine DAC amortization are required.  These reviews and updates may result in amortization acceleration or deceleration, which are referred to as “DAC unlocking”.  If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings.  A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.
The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin during the years ended December 31.

($ in millions)	2014	2013	2012
Investment margin	$5	$(22)	$3
Benefit margin	29	13	33
Expense margin	(41)	27	(2)
Net (deceleration) acceleration	$(7)	$18	$34
In 2014, DAC amortization acceleration for changes in the investment margin component of EGP related to interest-sensitive life insurance and fixed annuities and was due to lower projected investment returns. The acceleration related to benefit margin primarily related to interest-sensitive life insurance and was due to an increase in projected mortality. The deceleration related to expense margin primarily related to interest-sensitive life insurance and was due to a decrease in projected expenses.
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
The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2014.

($ in millions)	Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$52
Decrease in future investment margins of 25 basis points	$(57)

Decrease in future life mortality by 1%	$13
Increase in future life mortality by 1%	$(14)
Any potential changes in assumptions discussed above are measured without consideration of correlation among assumptions.  Therefore, it would be inappropriate to add them together in an attempt to estimate overall variability in amortization.
For additional detail related to DAC, see the Operations section of this document.
Reserve for life-contingent contract benefits estimation  Due to the long term nature of traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, benefits are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums.  Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under these insurance policies.  These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration.  Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields.  Mortality, morbidity and policy termination assumptions are based on our experience and industry experience.  Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.  These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period.  However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material effect on our operating results and financial condition.  We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience.  In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.  In 2014, 2013 and 2012, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.  We will continue to monitor the experience of our traditional life insurance and immediate annuities.  We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC.
For further detail on the reserve for life-contingent contract benefits, see Note 9 of the consolidated financial statements.
2014 HIGHLIGHTS

•	Net income was $526 million in 2014 compared to a net loss of $38 million in 2013.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $1.41 billion in 2014, a decrease of 12.3% from $1.61 billion in 2013.

•
Investments totaled $37.47 billion as of December 31, 2014, reflecting a decrease of $478 million from $37.94 billion as of December 31, 2013. Investments as of December 31, 2013 excluded LBL investments classified as held for sale. Net investment income decreased 16.3% to $2.08 billion in 2014 from $2.49 billion in 2013.

•	Net realized capital gains totaled $143 million in 2014 compared to $76 million in 2013.

•
Contractholder funds totaled $21.82 billion as of December 31, 2014, reflecting a decrease of $1.79 billion from $23.60 billion as of December 31, 2013. Contractholder funds as of December 31, 2013 excluded LBL amounts classified as held for sale.

•
On April 1, 2014, we sold LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc. The loss on disposition increased by $38 million, after-tax in 2014. Most of the amount in 2014 represents non-cash charges.

IMPACT OF LOW INTEREST RATE ENVIRONMENT
Long-term U.S. Treasury rates fell in 2014, and our current reinvestment yields are generally lower than the overall portfolio income yield, primarily for our investments in fixed income securities and commercial mortgage loans.  At the January 2015 meeting, the Federal Open Market Committee reaffirmed its view that the current 0 to ¼ percent target range for the federal funds rate remains appropriate. In determining how long to maintain this target range, the Committee will assess progress - both realized and expected - toward its objectives of maximum employment and 2 percent inflation.  Additionally, the Committee noted that it can be patient in beginning to normalize the stance of monetary policy. Many market participants anticipate that interest rates, particularly those at the shorter end of the term structure, will begin to rise but remain below historic levels in 2015. We also expect capital markets to experience periods of increased volatility in 2015.
Deferred annuity contracts with fixed and guaranteed crediting rates, or floors that limit crediting rate reductions, are adversely impacted by a prolonged low interest rate environment since we may not be able to reduce crediting rates sufficiently to maintain investment spreads.  Financial results of long duration products that do not have stated crediting rate guarantees but for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates, such as structured settlements and term life insurance, may also be adversely impacted. Our investment strategy for structured settlements includes increasing investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance, including limited partnerships, equities and real estate. We stopped selling new fixed annuity products January 1, 2014.

The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2014 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum.  Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, and institutional products totaling $6.21 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	2.99%	3.00%	$6,112
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.24	3.90	690
Resettable after 12 months	1.36	3.24	1,881
Interest-sensitive life insurance	4.03	4.09	6,920
____________
(1)  These contracts include interest rate guarantee periods which are typically 5, 7 or 10 years.
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
We expect approximately 5.6% of the amortized cost of fixed income securities not subject to prepayment and approximately 6.4% of commercial mortgage loans to mature in 2015.  We have $23.96 billion of such fixed income securities and $3.69 billion of such commercial mortgage loans as of December 31, 2014.  Additionally, for asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $658 million in 2014.  To the extent portfolio cash flows are reinvested, the average pre-tax investment yield of 5.7% is expected to decline due to lower market yields.
In order to mitigate the unfavorable impact that the current interest rate environment could have on investment results, we are shifting the portfolio mix over time to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance, including limited partnerships, equities and real estate.
These topics are discussed in more detail in the respective sections of the MD&A.
OPERATIONS
Overview and strategy  We currently sell traditional, interest-sensitive and variable life insurance.  We serve our customers through Allstate exclusive agencies and exclusive financial specialists. We also sell voluntary accident and health insurance through workplace enrolling independent agents in New York. We previously offered and continue to have in force fixed annuities such as deferred and immediate annuities, and institutional products consisting of funding agreements sold to unaffiliated trusts that use them to back medium-term notes. Allstate exclusive agencies and exclusive financial specialists have a portfolio of non-proprietary products to sell, including mutual funds, fixed and variable annuities, disability insurance and long-term care insurance, to help meet customer needs.
We bring value to our ultimate parent, The Allstate Corporation (the “Corporation”) in three principal ways: through profitable growth, by bringing new customers to Allstate, and by improving the economics of the Corporation through increased customer loyalty and stronger customer relationships based on cross selling our products to existing customers.  Our strategy is focused on expanding Allstate customer relationships by growing the number of products delivered to customers through Allstate exclusive agencies, managing the run-off of our in-force annuity products while taking actions to improve returns, and emphasizing capital efficiency and shareholder returns.
Our strategy for our life insurance business centers on the continuation of our efforts to fully integrate the business into the Allstate brand customer value proposition and modernizing our operating model. The life insurance product portfolio and sales process are being redesigned with a focus on clear and distinct positioning to meet the varied needs of Allstate customers. Our product positioning will provide solutions to help meet customer needs during various life stages ranging from basic mortality protection to more complex mortality and financial planning solutions. Basic mortality protection solutions will be provided through less complex products, such as term and whole life insurance, sold through exclusive agents and licensed sales professionals to deepen customer relationships. More advanced mortality and financial planning solutions will be provided primarily through exclusive financial specialists with an emphasis on our more complex offerings, such as universal life insurance products. Sales producer education and technology improvements are being made to ensure agencies have the tools and information needed to help customers meet their needs and build personal relationships as trusted advisors. Additionally, tools will be made available to consumers to help them understand their needs and encourage interaction with their local agencies.
Our in-force deferred and immediate annuity business has been adversely impacted by the credit cycle and historically low interest rate environment.  Our immediate annuity business has also been impacted by medical advancements that have resulted in annuitants living longer than anticipated when many of these contracts were originated. We focus on the distinct risk and return profiles of the specific products outstanding when developing investment and liability management strategies. We have significantly reduced the level of legacy deferred annuities in force and proactively manage the investment portfolio and annuity crediting rates to improve the profitability of the business. We are managing the investment portfolio supporting our immediate annuities to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business.  We continue to increase investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance including limited partnerships, equities and real estate to more appropriately match the long-term nature of our immediate annuities. To transition our annuity business to a more efficient variable cost structure, we plan to outsource the administration of the business to a third party administration company in 2015.
Outlook

•	Our growth initiatives continue to focus on increasing the number of customers served through the Allstate agency channel.

•	We expect lower investment spread due to the continuing managed reduction in contractholder funds and the low interest rate environment.

•
We will continue to focus on improving returns on our in-force annuity products and managing the impacts of historically low interest rates. We anticipate a continuation of our asset allocation strategy for long-term immediate annuities to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance, including limited partnerships, equities and real estate.  This shift could result in lower and more volatile investment income; however, we anticipate that this strategy will lead to higher long-term total returns on shareholder’s equity.

•	We have limitations on the amount of dividends we can pay without prior insurance department approval. Accordingly, the level of distributions in 2015 may be lower than 2014.

•
We continue to review our strategic options to reduce our exposure and improve returns of the spread-based businesses.  As a result, we may take additional operational and financial actions that offer return improvement and risk reduction opportunities.

Summary analysis   Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2014	2013	2012
Revenues
Premiums	$589	$613	$593
Contract charges	847	1,054	1,029
Net investment income	2,081	2,485	2,597
Realized capital gains and losses	143	76	(16)
Total revenues	3,660	4,228	4,203

Costs and expenses
Contract benefits	(1,452)	(1,606)	(1,521)
Interest credited to contractholder funds	(891)	(1,251)	(1,289)
Amortization of DAC	(162)	(240)	(324)
Operating costs and expenses	(310)	(434)	(437)
Restructuring and related charges	(2)	(6)	—
Interest expense	(16)	(23)	(45)
Total costs and expenses	(2,833)	(3,560)	(3,616)

(Loss) gain on disposition of operations	(68)	(687)	18
Income tax expense	(233)	(19)	(179)
Net income (loss)	$526	$(38)	$426
Net income was $526 million in 2014 compared to a net loss of $38 million in 2013. The favorable change primarily relates to lower loss on disposition charges related to the LBL sale, partially offset by the reduction in business due to the sale of LBL on April 1, 2014. Net income in 2014 and net loss in 2013 included an after-tax loss on disposition of LBL totaling $38 million and $521 million, respectively. Excluding the loss on disposition as well as the net income of the LBL business for second through fourth quarter 2013 of $116 million, net income increased $197 million in 2014 compared to 2013, primarily due to lower operating costs and expenses, lower interest credited to contractholder funds, lower amortization of DAC and higher net realized capital gains.
Net loss was $38 million in 2013 compared to net income of $426 million in 2012.  The change was primarily due to the estimated loss on disposition related to the pending LBL sale, lower net investment income and higher contract benefits, partially offset by net realized capital gains in 2013 compared to net realized capital losses in 2012 and decreased amortization of DAC.
Analysis of revenues   Total revenues decreased 13.4% or $568 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $651 million, total revenues increased 2.3% or $83 million in 2014 compared to 2013, due to higher net realized capital gains and higher premiums and contract charges, partially offset by lower net investment income. Total revenues increased 0.6% or $25 million in 2013 compared to 2012, primarily due to net realized capital gains in 2013 compared to net realized capital losses in 2012 and higher premiums and contract charges, partially offset by lower net investment income.
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
The following table summarizes premiums and contract charges by product for the years ended December 31.

($ in millions)	2014	2013	2012
Underwritten products
Traditional life insurance premiums	$492	$471	$449
Accident and health insurance premiums	93	105	99
Interest-sensitive life insurance contract charges	828	1,036	1,011
Subtotal	1,413	1,612	1,559

Annuities
Immediate annuities with life contingencies premiums	4	37	45
Other fixed annuity contract charges	19	18	18
Subtotal	23	55	63

Premiums and contract charges (1)	$1,436	$1,667	$1,622
____________

(1)	Contract charges related to the cost of insurance totaled $582 million, $714 million and $685 million in 2014, 2013 and 2012, respectively.
Total premiums and contract charges decreased 13.9% or $231 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $254 million, premiums and contract charges increased $23 million in 2014 compared to 2013, primarily due to increased traditional life insurance premiums due to higher renewals and sales through Allstate agencies, partially offset by lower premiums on immediate annuities with life contingencies due to discontinuing new sales January 1, 2014.
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
Allstate agencies and exclusive financial specialists continue to sell LBL life products until we transition these products to Allstate Assurance Company beginning first quarter 2015. LBL life business sold through the Allstate agency channel and all LBL payout annuity business continues to be reinsured and serviced by ALIC. Following the closing of the sale, LBL was rated A- from A.M. Best and BBB+ from Standard & Poor’s (“S&P”). ALIC is rated A+ by A.M. Best, A+ by S&P and A1 by Moody’s. Allstate Assurance Company is rated A by A.M. Best and A1 by Moody’s. As of December 31, 2014, ALIC assumed from LBL $3.82 billion of reserves for life-contingent contract benefits and contractholder funds. In 2014, premiums and contract charges of $784 million, contract benefits of $487 million, and interest credited to contractholder funds of $166 million were assumed from LBL. Allstate will continue to service the LBL business that was sold until the servicing transitions to third party administration companies, which have experienced delays and are expected to be completed in 2015.

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

($ in millions)	2014	2013	2012
Contractholder funds, beginning balance	$23,604	$38,634	$41,669
Contractholder funds classified as held for sale, beginning	10,945	—	—
Total contractholder funds, including those classified as held for sale	34,549	38,634	41,669

Deposits
Interest-sensitive life insurance	953	1,276	1,253
Fixed annuities	274	1,062	927
Total deposits	1,227	2,338	2,180

Interest credited	892	1,268	1,296

Benefits, withdrawals, maturities and other adjustments
Benefits	(1,178)	(1,521)	(1,454)
Surrenders and partial withdrawals	(2,253)	(3,279)	(3,969)
Maturities of and interest payments on institutional products	(2)	(1,799)	(138)
Contract charges	(798)	(1,032)	(995)
Net transfers from separate accounts	7	12	11
Other adjustments (1)	34	(72)	34
Total benefits, withdrawals, maturities and other adjustments	(4,190)	(7,691)	(6,511)

Contractholder funds sold in LBL disposition	(10,662)	—	—
Contractholder funds classified as held for sale	—	(10,945)	—

Contractholder funds, ending balance	$21,816	$23,604	$38,634
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

Contractholder funds decreased 7.6% in 2014 as surrenders and partial withdrawals were not offset by new sales due to no longer offering fixed annuity products beginning January 1, 2014. Contractholder funds decreased 38.9% in 2013 reflecting the reclassification of contractholder funds held for sale relating to the LBL sale.  Contractholder funds, including those classified as held for sale, decreased 10.6% in 2013, reflecting a large institutional product maturity in 2013 and our continuing strategy to reduce our concentration in spread-based products.
Contractholder deposits decreased 47.5% in 2014 compared to 2013, primarily due to no longer offering fixed annuity products beginning January 1, 2014, as well as lower deposits on interest-sensitive life insurance due to the LBL sale. Contractholder deposits increased 7.2% in 2013 compared to 2012, primarily due to increased fixed annuity deposits driven by the new equity-indexed annuity products and higher deposits on immediate annuities, as well as higher deposits on interest-sensitive life insurance.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 31.3% to $2.25 billion in 2014 from $3.28 billion in 2013, primarily due to the LBL sale. Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 17.4% to $3.28 billion in 2013 from $3.97 billion in 2012. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.2% in 2014 compared to 10.4% in 2013 and 11.5% in 2012.
Maturities of and interest payments on institutional products included a $1.75 billion maturity in 2013. There are $85 million of institutional products outstanding as of December 31, 2014.
Analysis of costs and expenses   Total costs and expenses decreased 20.4% or $727 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $475 million, total costs and expenses decreased $252 million in 2014 compared to 2013, primarily due to lower operating costs and expenses, lower interest credited to contractholder funds and lower amortization of DAC, partially offset by higher contract benefits. Total costs and expenses decreased

1.5% or $56 million in 2013 compared to 2012, primarily due to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher contract benefits.
Contract benefits decreased 9.6% or $154 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $173 million, contract benefits increased $19 million in 2014 compared to 2013, primarily due to worse mortality experience on life insurance. Our 2014 annual review of assumptions resulted in an $11 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to increased projected exposure to secondary guarantees.
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
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $521 million, $527 million and $538 million in 2014, 2013 and 2012, respectively.
The benefit spread by product group for the years ended December 31 is disclosed in the following table.

($ in millions)	2014	2013	2012
Life insurance	$293	$310	$334
Accident and health insurance	32	15	27
Annuities	(85)	(77)	(66)
Total benefit spread	$240	$248	$295
Benefit spread decreased 3.2% or $8 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $11 million, benefit spread increased $3 million in 2014 compared to 2013, primarily due to higher premiums and cost of insurance contract charges on life insurance, partially offset by worse mortality experience on life insurance and immediate annuities.
Benefit spread decreased 15.9% or $47 million in 2013 compared to 2012, primarily due to the increase in reserves for secondary guarantees on interest-sensitive life insurance and worse mortality experience on life insurance and annuities, partially offset by higher cost of insurance contract charges on interest-sensitive life insurance.
Interest credited to contractholder funds decreased 28.8% or $360 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $270 million, interest credited to contractholder funds decreased $90 million in 2014 compared to 2013, primarily due to lower average contractholder funds and lower interest crediting rates. Interest credited to contractholder funds decreased 2.9% or $38 million in 2013 compared to 2012, primarily due to lower average contractholder funds and lower interest crediting rates, partially offset by the valuation change on derivatives embedded in equity-indexed annuity contracts that reduced interest credited expense in 2012. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $22 million in 2014 compared to a $24 million increase in 2013 and a $126 million decrease in 2012. During third quarter 2012, we reviewed the significant valuation inputs for these embedded derivatives and reduced the projected option cost to reflect management’s current and anticipated crediting rate setting actions, which were informed by the existing and projected low interest rate environment and are consistent with our strategy to reduce exposure to spread-based business. The reduction in projected interest rates resulted in a reduction of contractholder funds and interest credited expense by $169 million in 2012.
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

The investment spread by product group for the years ended December 31 is shown in the following table.

($ in millions)	2014	2013	2012
Annuities and institutional products	$319	$338	$290
Life insurance	108	107	86
Accident and health insurance	8	14	14
Net investment income on investments supporting capital	256	272	254
Investment spread before valuation changes on embedded derivatives that are not hedged	691	731	644
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(22)	(24)	126
Total investment spread	$669	$707	$770
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 5.5% or $40 million in 2014 compared to 2013. Excluding results of the LBL business for the second through fourth quarter of 2013 of $149 million, investment spread before valuation changes on embedded derivatives that are not hedged increased $109 million in 2014 compared to 2013, primarily due to higher limited partnership income, higher fixed income yields and lower crediting rates, partially offset by the continued managed reduction in our spread-based business in force. Investment spread before valuation changes on embedded derivatives that are not hedged increased 13.5% or $87 million in 2013 compared to 2012, primarily due to lower crediting rates, higher prepayment fee income and litigation proceeds and higher limited partnership income, partially offset by the continued managed reduction in our spread-based business in force.
To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads.  For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale were included for periods prior to April 1, 2014.

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Interest-sensitive life insurance	5.3%	5.3%	5.3%	3.9%	3.9%	4.0%	1.4%	1.4%	1.3%
Deferred fixed annuities and institutional products	4.5	4.5	4.6	2.9	2.9	3.2	1.6	1.6	1.4
Immediate fixed annuities with and without life contingencies	7.3	6.9	6.9	6.0	6.0	6.1	1.3	0.9	0.8
Investments supporting capital, traditional life and other products	4.6	4.1	4.1	n/a	n/a	n/a	n/a	n/a	n/a
The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	2014	2013	2012
Immediate fixed annuities with life contingencies	$8,900	$8,924	$8,885
Other life contingent contracts and other	2,666	2,665	5,232
Reserve for life-contingent contract benefits	$11,566	$11,589	$14,117

Interest-sensitive life insurance	$7,193	$7,104	$10,356
Deferred fixed annuities	10,836	12,499	22,038
Immediate fixed annuities without life contingencies	3,448	3,673	3,813
Institutional products	85	85	1,851
Other	254	243	576
Contractholder funds	$21,816	$23,604	$38,634

Traditional life insurance	$—	$570	$—
Accident and health insurance	—	1,324	—
Interest-sensitive life insurance	—	3,529	—
Deferred fixed annuities	—	7,416	—
Liabilities held for sale	$—	$12,839	$—

Amortization of DAC  The components of amortization of DAC for the years ended December 31 are summarized in the following table.

($ in millions)	2014	2013	2012
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$164	$215	$233
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	5	7	57
Amortization (deceleration) acceleration for changes in assumptions (“DAC unlocking”)	(7)	18	34
Total amortization of DAC	$162	$240	$324
____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 32.5% or $78 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $1 million, amortization of DAC decreased $77 million in 2014 compared to 2013, primarily due to amortization deceleration for changes in assumptions in 2014 compared to amortization acceleration in 2013.
Amortization of DAC decreased 25.9% or $84 million in 2013 compared to 2012, primarily due to the absence of amortization on a large fixed annuity block that became fully amortized in 2012, lower amortization relating to valuation changes on derivatives embedded in equity-indexed annuity contracts due to a large valuation change in 2012, lower amortization on interest-sensitive life insurance resulting from decreased benefit spread, and lower amortization acceleration for changes in assumptions.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In 2014, the review resulted in a deceleration of DAC amortization (credit to income) of $7 million. Amortization deceleration of $9 million related to interest-sensitive life insurance and was primarily due to a decrease in projected expenses, partially offset by increased projected mortality. Amortization acceleration of $2 million related to fixed annuities and was primarily due to a decrease in projected gross profits.
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

The changes in DAC for the years ended December 31 are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Beginning balance	$429	$410	$857	$1,399	$45	$25	$1,331	$1,834
Classified as held for sale, beginning balance	13	—	700	—	30	—	743	—
Total, including those classified as held for sale	442	410	1,557	1,399	75	25	2,074	1,834
Acquisition costs deferred	71	76	92	154	—	24	163	254
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions (1)	(45)	(44)	(111)	(158)	(8)	(13)	(164)	(215)
Amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged (1)	—	—	(8)	(6)	3	(1)	(5)	(7)
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”) (1)	—	—	9	(30)	(2)	12	7	(18)
Effect of unrealized capital gains and losses (2)	—	—	(96)	198	(1)	28	(97)	226
Sold in LBL disposition	(13)	—	(674)	—	(20)	—	(707)	—
DAC classified as held for sale	—	(13)	—	(700)	—	(30)	—	(743)
Ending balance	$455	$429	$769	$857	$47	$45	$1,271	$1,331
____________

(1)	Included as a component of amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.

(2)
Represents the change in the DAC adjustment for unrealized capital gains and losses.  The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

Operating costs and expenses decreased 28.6% or $124 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $31 million, operating costs and expenses decreased $93 million in 2014 compared to 2013. Operating costs and expenses decreased 0.7% or $3 million in 2013 compared to 2012. The following table summarizes operating costs and expenses for the years ended December 31.

($ in millions)	2014	2013	2012
Non-deferrable commissions	$15	$27	$33
General and administrative expenses	261	363	370
Taxes and licenses	34	44	34
Total operating costs and expenses	$310	$434	$437

Restructuring and related charges	$2	$6	$—

General and administrative expenses decreased 28.1% or $102 million in 2014 compared to 2013, primarily due to actions to improve strategic focus and modernize the operating model. This included the sale of LBL, exiting the master brokerage agency distribution channel, discontinuing sales of proprietary annuity products, and other rightsizing and profitability actions.
General and administrative expenses decreased 1.9% or $7 million in 2013 compared to 2012, primarily due to lower employee related expenses and proceeds received from a litigation settlement.
Loss on disposition of $68 million in 2014 and $687 million in 2013 includes $79 million and $698 million of losses relating to the LBL sale, respectively. Gain on disposition of $18 million in 2012 related to the amortization of the deferred gain from the disposition through reinsurance of substantially all of our variable annuity business in 2006, and the sale of Surety Life Insurance Company, which was not used for new business, in third quarter 2012.
Reinsurance ceded We enter into reinsurance agreements with unaffiliated reinsurers to limit our risk of mortality and morbidity losses.  In addition, we have used reinsurance to effect the disposition of certain blocks of business.  We retain primary liability as a direct insurer for all risks ceded to reinsurers. As of December 31, 2014 and 2013, 23% and 36%, respectively, of our face amount of life insurance in force was reinsured. Additionally, we ceded substantially all of the risk associated with our variable annuity business.

Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	Standard & Poor’s financial strength rating (4)	Reinsurance recoverable on paid and unpaid benefits
		2014	2013
Prudential Insurance Company of America	AA-	$1,461	$1,510
RGA Reinsurance Company	AA-	258	302
Swiss Re Life and Health America, Inc. (1)	AA-	154	185
Paul Revere Life Insurance Company	A	116	121
Munich American Reassurance	AA-	96	108
Scottish Re Group	N/A	94	104
Transamerica Life Group	AA-	84	88
John Hancock Life & Health Insurance Company	AA-	57	59
Security Life of Denver	A-	53	48
Triton Insurance Company	N/A	53	54
American Health & Life Insurance Company	N/A	50	44
Lincoln National Life Insurance	AA-	37	39
SCOR Global Life	A+	17	21
American United Life Insurance Company	AA-	15	18
Other (2)		41	53
Total (3)		$2,586	$2,754
____________

(1)
The Company has extensive reinsurance contracts directly with Swiss Re and its affiliates and indirectly through Swiss Re’s acquisition of other companies with whom we had reinsurance or retrocession contracts.

(2)
As of December 31, 2014 and 2013, the other category includes $31 million and $39 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from Standard & Poor’s (“S&P”).

(3)	Reinsurance recoverables classified as held for sale were $1.66 billion as of December 31, 2013.

(4)	N/A reflects no rating available.
We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed.  No amounts have been deemed unrecoverable in the three-years ended December 31, 2014.
INVESTMENTS 2014 HIGHLIGHTS

•	Investments totaled $37.47 billion as of December 31, 2014, decreasing from $37.94 billion as of December 31, 2013.

•	Unrealized net capital gains totaled $2.34 billion as of December 31, 2014, increasing from $1.59 billion as of December 31, 2013.

•	Net investment income was $2.08 billion in 2014, a decrease of 16.3% from $2.49 billion in 2013.

•	Net realized capital gains were $143 million in 2014 compared to $76 million in 2013.
INVESTMENTS
Overview and strategy The return on our investment portfolio is an important component of our financial results.  Our investment strategy focuses on the total return of assets needed to support the underlying liabilities, asset-liability management and achieving an appropriate return on capital.
We employ a strategic asset allocation approach which considers the nature of the liabilities and risk tolerances, as well as the risk and return parameters of the various asset classes in which we invest.  This asset allocation is informed by our global economic and market outlook, as well as other inputs and constraints, including diversification effects, duration, liquidity and capital considerations.  Within the ranges set by the strategic asset allocation, tactical investment decisions are made in consideration of prevailing market conditions.  We manage risks associated with interest rates, credit spreads, equity markets, real estate and currency exchange rates.  Our continuing focus is to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. We expect to more actively manage the portfolio and are developing strategies focused on refining the segmentation of the portfolio. Strategies may include opportunities arising from market dislocations, event driven changes in valuation, and distressed credit. We expect these strategies to perform well across market conditions, including periods of increased market volatility. We are continuing to build our capabilities and investments in private equity, real estate and limited partnerships which have returns less correlated to the public markets. These investments typically have a longer term return horizon, generally five to twelve years.

Investments outlook
Interest rates diverged in 2014: U.S. Treasury rates shorter than one year were largely unchanged, rates between 1 year and 3 years increased slightly, and rates 7 years and longer declined and experienced the most significant change during the year. We anticipate that interest rates may remain below historic averages for an extended period of time and that financial markets will continue to have periods of high volatility.  Invested assets and income are expected to decline in line with reductions in contractholder funds. Additionally, income will decline as we continue to invest and reinvest proceeds at market yields that are below the current portfolio yield.
We plan to focus on shifting the portfolio mix over time to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic operating or market performance, including limited partnerships, equities and real estate. While we anticipate higher returns on these investments over time, the investment income will be more volatile than interest-bearing investments.
Portfolio composition   The composition of the investment portfolio as of December 31, 2014 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$28,117	75.0%
Mortgage loans	3,686	9.8
Equity securities (2)	970	2.6
Limited partnership interests (3)	2,024	5.4
Short-term investments (4)	857	2.3
Policy loans	616	1.7
Other	1,196	3.2
Total	$37,466	100.0%
____________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $25.82 billion.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $927 million.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.22 billion.

(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $857 million.
Total investments decreased to $37.47 billion as of December 31, 2014, from $37.94 billion as of December 31, 2013, primarily due to net reductions in contractholder funds, a $700 million return of capital paid to Allstate Insurance Company (“AIC”) and the reclassification of tax credit funds from limited partnership interests to other assets, partially offset by higher fixed income valuations from a decrease in risk-free interest rates.
During 2014, strategic actions focused on optimizing portfolio yield, return and risk in the low interest rate environment.  We are increasing our real estate and limited partnership investments, consistent with our ongoing strategy to have a greater proportion of ownership of assets and equity investments. Limited partnerships and other equity investments will continue to be allocated primarily to the longer-duration immediate annuity liabilities to improve returns on those products. Shorter-duration annuity and life insurance liabilities will continue to be invested primarily in interest-bearing investments, such as fixed income securities and commercial mortgage loans.
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of December 31, 2014	Percent to total investments	Fair value as of December 31, 2013	Percent to total investments
U.S. government and agencies	$770	2.1%	$766	2.0%
Municipal	3,662	9.8	3,304	8.7
Corporate	20,985	56.0	21,316	56.2
Foreign government	735	2.0	792	2.1
ABS	765	2.0	1,007	2.7
RMBS	605	1.6	790	2.1
CMBS	579	1.5	764	2.0
Redeemable preferred stock	16	—	17	—
Total fixed income securities	$28,117	75.0%	$28,756	75.8%
As of December 31, 2014, 88.2% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance

Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of December 31, 2014.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$770	$102	$—	$—	$770	$102
Municipal	3,606	499	56	7	3,662	506
Corporate
Public	12,789	1,078	1,890	5	14,679	1,083
Privately placed	5,672	438	634	(1)	6,306	437
Foreign government	735	81	—	—	735	81
ABS
Collateralized debt obligations (“CDO”)	306	(5)	84	(7)	390	(12)
Consumer and other asset-backed securities (“Consumer and other ABS”)	369	5	6	(1)	375	4
RMBS
U.S. government sponsored entities (“U.S. Agency”)	142	9	—	—	142	9
Prime residential mortgage-backed securities (“Prime”)	56	1	119	18	175	19
Alt-A residential mortgage-backed securities (“Alt-A”)	10	—	155	12	165	12
Subprime residential mortgage-backed securities (“Subprime”)	4	—	119	11	123	11
CMBS	334	15	245	26	579	41
Redeemable preferred stock	16	2	—	—	16	2
Total fixed income securities	$24,809	$2,225	$3,308	$70	$28,117	$2,295
Municipal bonds totaled $3.66 billion as of December 31, 2014 with an unrealized net capital gain of $506 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $35 million of pre-refunded bonds, as of December 31, 2014.

($ in millions) State	State general obligation	Local general obligation	Revenue (1)	Fair value	Amortized cost	Average credit rating
California	$85	$196	$335	$616	$528	A
Texas	—	309	185	494	419	Aa
Oregon	—	177	31	208	172	Aa
Illinois	—	56	137	193	166	Aa
New Jersey	110	19	57	186	160	A
New York	9	—	169	178	159	Aa
Michigan	89	—	66	155	139	A
Ohio	—	38	99	137	116	Aa
Florida	28	41	59	128	115	Aa
Washington	—	—	102	102	90	Aa
All others	219	202	809	1,230	1,059	A
Total	$540	$1,038	$2,049	$3,627	$3,123	Aa
____________

(1)
The nature of the activities supporting revenue bonds is diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor.  We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments.  As a result of downgrades in the insurers’ credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor.  As of December 31, 2014, 99.3% of our insured municipal bond portfolio is rated investment grade.
Corporate bonds, including publicly traded and privately placed, totaled $20.99 billion as of December 31, 2014, with an unrealized net capital gain of $1.52 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
Our $6.31 billion portfolio of privately placed securities is diversified by issuer, industry sector and country.  The portfolio is made up of 367 issuers.  Privately placed corporate obligations contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities.  Additionally, investments in these securities are made after due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities.  Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position.  Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.
Foreign government securities totaled $735 million as of December 31, 2014, with 100% rated investment grade and an unrealized net capital gain of $81 million.  Of these securities, 53.0% are backed by the U.S. government, 13.5% are in Canadian governmental and provincial securities, and the remaining 33.5% are highly diversified in other foreign governments.
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
ABS, including CDO and Consumer and other ABS, totaled $765 million as of December 31, 2014, with 88.2% rated investment grade and an unrealized net capital loss of $8 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $390 million as of December 31, 2014, with 78.5% rated investment grade and an unrealized net capital loss of $12 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans. Consumer and other ABS totaled $375 million as of December 31, 2014, with 98.4% rated investment grade.
RMBS totaled $605 million as of December 31, 2014, with 35.0% rated investment grade and an unrealized net capital gain of $51 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.  The non-agency portfolio totaled $463 million as of December 31, 2014, with 15.1% rated investment grade and an unrealized net capital gain of $42 million.
CMBS totaled $579 million as of December 31, 2014, with 57.7% rated investment grade and an unrealized net capital gain of $41 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.69 billion as of December 31, 2014 and primarily comprise loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 6 of the consolidated financial statements.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $970 million as of December 31, 2014, with an unrealized net capital gain of $43 million.

Limited partnership interests consist of investments in private equity/debt, real estate and other funds.  The limited partnership interests portfolio is diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types. Tax credit funds were reclassified from limited partnership interests to other assets during 2014 since their return is in the form of tax credits rather than investment income. These tax credit funds totaled $277 million as of December 31, 2014.  The following table presents information about our limited partnership interests as of December 31, 2014.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Other funds	Total
Cost method of accounting (“Cost”)	$420	$88	$—	$508
Equity method of accounting (“EMA”)	1,009	389	118	1,516
Total	$1,429	$477	$118	$2,024

Number of managers	97	23	3	123
Number of individual funds	169	43	3	215
Largest exposure to single fund	$82	$41	$55	$82
____________

(1)	Includes $291 million of infrastructure and real asset funds.
The following tables show the earnings from our limited partnership interests by fund type and accounting classification for the years ended December 31.

($ in millions)	2014				2013
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$77	$136	$213	$(13)	$89	$57	$146	$(8)
Real estate funds	25	28	53	5	13	29	42	(1)
Other funds	—	1	1	—	—	(13)	(13)	—
Total	$102	$165	$267	$(8)	$102	$73	$175	$(9)
Limited partnership interests produced income, excluding impairment write-downs, of $267 million in 2014 compared to $175 million in 2013.  Higher EMA limited partnership income resulted from favorable equity and real estate valuations which increased the carrying value of the partnerships. Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on private equity/debt funds and real estate funds are generally on a three month delay and the income recognition on other funds is primarily on a one month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.
Short-term investments totaled $857 million as of December 31, 2014.
Policy loans totaled $616 million as of December 31, 2014. Policy loans are carried at unpaid principal balances.
Other investments primarily comprise $431 million of bank loans, $368 million of agent loans (loans issued to exclusive Allstate agents), $275 million of notes due from related party and $90 million of derivatives as of December 31, 2014.  For further detail on our use of derivatives, see Note 8 of the consolidated financial statements.

Unrealized net capital gains totaled $2.34 billion as of December 31, 2014 compared to $1.59 billion as of December 31, 2013.  The increase was primarily due to a decrease in risk-free interest rates, partially offset by the realization of unrealized net capital gains through sales.  The following table presents unrealized net capital gains and losses as of December 31.

($ in millions)	2014	2013
U.S. government and agencies	$102	$88
Municipal	506	169
Corporate	1,520	919
Foreign government	81	77
ABS	(8)	(4)
RMBS	51	38
CMBS	41	40
Redeemable preferred stock	2	2
Fixed income securities	2,295	1,329
Equity securities	43	85
Derivatives	2	(13)
EMA limited partnerships	(2)	(2)
Investments classified as held for sale	—	190
Unrealized net capital gains and losses, pre-tax	$2,338	$1,589
The unrealized net capital gain for the fixed income portfolio totaled $2.30 billion and comprised $2.49 billion of gross unrealized gains and $191 million of gross unrealized losses as of December 31, 2014.  This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.33 billion, comprised of $1.75 billion of gross unrealized gains and $418 million of gross unrealized losses as of December 31, 2013.
Gross unrealized gains and losses on fixed income securities by type and sector as of December 31, 2014 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Energy	$2,518	$155	$(42)	$2,631
Banking	1,060	42	(30)	1,072
Basic industry	1,237	63	(18)	1,282
Consumer goods (cyclical and non-cyclical)	3,865	298	(15)	4,148
Capital goods	2,028	178	(12)	2,194
Utilities	3,736	510	(11)	4,235
Transportation	1,030	116	(8)	1,138
Technology	982	54	(6)	1,030
Communications	1,503	121	(5)	1,619
Financial services	1,084	95	(1)	1,178
Other	422	38	(2)	458
Total corporate fixed income portfolio	19,465	1,670	(150)	20,985

U.S. government and agencies	668	102	—	770
Municipal	3,156	520	(14)	3,662
Foreign government	654	81	—	735
ABS	773	13	(21)	765
RMBS	554	55	(4)	605
CMBS	538	43	(2)	579
Redeemable preferred stock	14	2	—	16
Total fixed income securities	$25,822	$2,486	$(191)	$28,117
The energy, banking, basic industry and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2014.  In general, the gross unrealized losses are related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
Global oil prices have declined significantly in recent months. Within the energy sector outlined above, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil prices continue to decline or remain at depressed levels for an extended period, certain issuers and investments may come under pressure.

The unrealized net capital gain for the equity portfolio totaled $43 million and comprised $57 million of gross unrealized gains and $14 million of gross unrealized losses as of December 31, 2014.  This is compared to an unrealized net capital gain for the equity portfolio totaling $85 million, comprised of $90 million of gross unrealized gains and $5 million of gross unrealized losses as of December 31, 2013.
Net investment income  The following table presents net investment income for the years ended December 31.

($ in millions)	2014	2013	2012
Fixed income securities	$1,522	$1,947	$2,084
Mortgage loans	242	345	345
Equity securities	20	12	9
Limited partnership interests	267	175	159
Short-term investments	2	2	2
Policy loans	39	49	51
Other	59	63	61
Investment income, before expense	2,151	2,593	2,711
Investment expense	(70)	(108)	(114)
Net investment income	$2,081	$2,485	$2,597
Net investment income decreased 16.3% or $404 million in 2014 compared to 2013, after decreasing 4.3% or $112 million in 2013 compared to 2012. Excluding results of the LBL business for second through fourth quarter 2013 of $397 million, net investment income decreased $7 million in 2014 compared to 2013, primarily due to lower average investment balances, partially offset by higher limited partnership income. Higher EMA limited partnership income resulted from favorable equity and real estate valuations which increased the carrying value of the partnerships. The 2013 decrease was primarily due to lower average investment balances, partially offset by higher limited partnership income, as well as prepayment fee income and litigation proceeds which together increased 2013 income by a total of $48 million.
Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2014	2013	2012
Impairment write-downs	$(11)	$(33)	$(51)
Change in intent write-downs	(44)	(19)	(17)
Net other-than-temporary impairment losses recognized in earnings	(55)	(52)	(68)
Sales	184	114	17
Valuation and settlements of derivative instruments	14	14	35
Realized capital gains and losses, pre-tax	143	76	(16)
Income tax (expense) benefit	(50)	(29)	6
Realized capital gains and losses, after-tax	$93	$47	$(10)
Impairment write-downs, which include changes in the mortgage loan valuation allowance, for the years ended December 31 are presented in the following table.

($ in millions)	2014	2013	2012
Fixed income securities	$(8)	$(32)	$(53)
Mortgage loans	5	11	5
Limited partnership interests	(8)	(9)	(3)
Other investments	—	(3)	—
Impairment write-downs	$(11)	$(33)	$(51)
Impairment write-downs on fixed income securities in 2014 were primarily driven by collateralized loan obligations that experienced deterioration in expected cash flows and corporate fixed income securities impacted by issuer specific circumstances. Limited partnership write-downs primarily related to cost method limited partnerships that experienced declines in portfolio valuations deemed to be other than temporary. The valuation allowance on mortgage loans as of December 31, 2014 decreased compared to December 31, 2013 primarily due to reversals related to impaired loan payoffs.
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

Change in intent write-downs were $44 million, $19 million and $17 million in 2014, 2013 and 2012, respectively. The change in intent write-downs in 2014 were primarily related to the repositioning and ongoing portfolio management of our equity securities. The change in intent write-downs in 2013 were primarily a result of plans to reduce holdings of auction rate securities backed by student loans, plans to sell certain CMBS securities, and ongoing portfolio management of our equity securities.  The change in intent write-downs in 2012 were primarily a result of ongoing comprehensive reviews of our portfolio resulting in write-downs of individually identified investments, primarily RMBS and corporate fixed income securities.
Sales generated $184 million, $114 million and $17 million of net realized capital gains in 2014, 2013 and 2012, respectively. The sales in 2014 primarily related to equity securities in connection with ongoing portfolio management. The sales in 2013 primarily related to fixed income and equity securities in connection with portfolio repositioning and ongoing portfolio management.  The sales in 2012 primarily related to corporate, ABS and U.S. government and agencies fixed income securities in connection with portfolio repositioning, which were partially offset by losses on sales of CMBS, Subprime RMBS and CLOs in connection with risk reduction activities.
Valuation and settlements of derivative instruments generated net realized capital gains of $14 million, $14 million and $35 million in 2014, 2013 and 2012, respectively.  The net realized capital gains in 2014 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. Dollar and gains on credit default swaps due to the tightening of credit spreads on the underlying credit names. The net realized capital gains on derivative instruments in 2013 and 2012 primarily comprised gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.
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
Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities.  These investment policies, which have been approved by our board of directors, specify the investment limits and strategies that are appropriate given our liquidity, surplus, product profile and regulatory requirements.  Executive oversight of investment activities is conducted primarily through our board of directors, investment committee, and the Corporation’s Enterprise Risk & Return Council.  Asset-liability management (“ALM”) policies further define the overall framework for managing market and investment risks.  ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns while factoring in future expected cash requirements to repay liabilities.  ALM activities follow asset-liability policies that have been approved by our board of directors.  These ALM policies specify limits, ranges and/or targets for investments that best meet our business objectives in light of our product liabilities.
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
We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities and our assessment of overall economic and capital risk.  One of the measures used to quantify this exposure is duration.  The difference in the duration of our assets relative to our liabilities is our duration gap.  To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks.  Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value.  The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments, and certain other items including annuity liabilities and other interest-sensitive liabilities.  The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable.  The preceding assumptions relate primarily to callable municipal and corporate bonds, fixed rate single and flexible premium deferred annuities, mortgage-backed securities and municipal housing bonds
As of December 31, 2014, the difference between our asset and liability duration was a (1.13) gap compared to a (0.93) gap as of December 31, 2013.  A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets.
We seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable returns across a wide variety of interest rate and economic scenarios.  To achieve this objective and limit interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities within predetermined tolerance levels.  This philosophy is executed using duration targets for fixed income investments and may also include interest rate swaps, futures, forwards, caps, floors and swaptions to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures and other derivative instruments to hedge the interest rate risk of anticipated purchases and sales of investments.
Based upon the information and assumptions used in the duration calculation, and interest rates in effect as of December 31, 2014, we estimate that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would increase the net fair value of the assets and liabilities by $282 million, compared to an increase of $316 million as of December 31, 2013, reflecting year to year changes in duration.  The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.  The estimate excludes the traditional and interest-sensitive life insurance products that are not considered financial instruments and the $8.53 billion of assets supporting them and the associated liabilities.  The $8.53 billion of assets excluded from the calculation decreased from $12.11 billion as of December 31, 2013, primarily due to the LBL sale.  Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $512 million, compared to a decrease of $705 million as of December 31, 2013.
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
Credit spread risk is the risk that we will incur a loss due to adverse changes in credit spreads (“spreads”).  Credit spread is the additional yield on fixed income securities and loans above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. The magnitude of the spread will depend on the likelihood that a particular issuer will default (“credit risk”). This risk arises from many of our primary activities, as we invest substantial funds in spread-sensitive fixed income assets.
We manage the spread risk in our assets.  One of the measures used to quantify this exposure is spread duration.  Spread duration measures the price sensitivity of the assets to changes in spreads.  For example, if spreads increase 100 basis points, the fair value of an asset exhibiting a spread duration of 5 is expected to decrease in value by 5%.
Spread duration is calculated similarly to interest rate duration.  As of December 31, 2014, the spread duration of assets was 5.80, compared to 5.36 as of December 31, 2013.  Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect as of December 31, 2014, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings (“spread shock”) would decrease the net fair value of the assets by $1.90 billion compared to $2.41 billion as of December 31, 2013.  Reflected in the duration calculation are the effects of our tactical actions that use credit default swaps to manage spread risk.  The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets.  As of December 31, 2014, we held $2.99 billion in securities with equity risk (including primarily limited partnership interests, equity securities and non-redeemable preferred securities), compared to $2.71 billion as of December 31, 2013.
As of December 31, 2014, our portfolio of securities with equity risk had a cash market portfolio beta of 1.13, compared to a beta of 1.14 as of December 31, 2013.  Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the Standard & Poor’s 500 Composite Price Index (“S&P 500”).  Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 11.3%, respectively.  Based upon the information and assumptions we used to calculate beta as of December 31, 2014, we estimate that an immediate decrease in the S&P 500 of 10% would decrease the net fair value of our equity investments by $339 million, compared to $309 million as of December 31, 2013, and an immediate increase in the S&P 500 of 10% would increase the net fair value by $339 million compared to $309 million as of December 31, 2013.  The selection of a 10% immediate decrease or increase in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
The beta of our securities with equity risk was determined by calculating the change in the fair value of the portfolio resulting from stressing the equity market up and down 10%.  The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.
As of December 31, 2014 and 2013, we had separate account assets, related to variable annuity and variable life contracts with account values totaling $4.40 billion and $6.74 billion, respectively.  The December 31, 2013 balance included amounts classified as held for sale. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products.  In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk.  Equity risk for our variable life business relates to contract charges and policyholder benefits.  Total variable life contract charges for 2014 and 2013 were $47 million and $67 million, respectively.  Separate account liabilities related to variable life contracts were $77 million and $900 million as of December 31, 2014 and 2013, respectively. The decline in separate accounts was the result of the LBL sale.
As of December 31, 2014 and 2013 we had $1.49 billion and $3.71 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500.  We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits.  $2.26 billion of the December 31, 2013 balance was a component of the LBL sale during 2014.
Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates.  This risk primarily arises from our foreign equity investments, including common stocks, real estate funds and private equity funds.  We also have investments in certain fixed income securities that are denominated in foreign currencies; however, derivatives are used to hedge approximately 84% of this foreign currency risk.  As of December 31, 2014, we had $484 million in foreign currency denominated investments, compared to $226 million as of December 31, 2013.
Based upon the information and assumptions used as of December 31, 2014, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $48 million, compared with an estimated $23 million decrease as of December 31, 2013.  The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
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

($ in millions)	2014	2013	2012
Common stock, retained income and additional capital paid-in	$4,968	$5,142	$5,680
Accumulated other comprehensive income	1,379	928	1,633
Total shareholder’s equity	6,347	6,070	7,313
Notes due to related parties	275	282	496
Total capital resources	$6,622	$6,352	$7,809
Shareholder’s equity increased in 2014, primarily due to net income and increased unrealized net capital gains on investments, partially offset by a $700 million return of capital paid to AIC. Shareholder’s equity decreased in 2013, primarily due to decreased unrealized net capital gains on investments, a $500 million return of capital to AIC, and the net loss.
Notes due to related parties decreased $7 million and $214 million in 2014 and 2013, respectively.  In 2014, the Company repaid the remaining $7 million note issued to AIC. In 2013, the Company repaid $200 million of the surplus note issued to AIC.  See Note 5 of the consolidated financial statements for further detail.
Financial ratings and strength The following table summarizes our financial strength ratings as of December 31, 2014.

Rating agency	Rating
A.M. Best Company, Inc.	A+
Standard & Poor’s Ratings Services	A+
Moody’s Investors Service, Inc.	A1
Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.
In February 2015, A.M. Best affirmed our insurance financial strength rating of A+ and the outlook for the rating remained stable. In June 2014, S&P affirmed our insurance financial strength rating of A+ and the outlook for the rating remained stable. In December 2014, Moody’s affirmed our insurance financial strength rating of A1 and the outlook for the rating remained stable.
The Company, AIC and the Corporation are party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  The Company and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  The Company also has a capital support agreement with AIC.  Under the capital support agreement, AIC is committed to provide capital to the Company to maintain an adequate capital level.  The maximum amount of potential funding under each of these agreements is $1.00 billion.
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
ALIC and its life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile.  Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings.  As of December 31, 2014, ALIC’s statutory surplus is $2.71 billion compared to $2.88 billion as of December 31, 2013.
The National Association of Insurance Commissioners (“NAIC”) has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by state insurance regulators.  The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined “usual ranges”.  Additional regulatory scrutiny may occur if a company’s ratios fall outside the usual ranges for four or more of the ratios.  The ratios of our insurance companies are within these ranges.

Liquidity sources and uses  Our potential sources of funds principally include the following.

•	Receipt of insurance premiums

•	Contractholder fund deposits

•	Reinsurance recoveries

•	Receipts of principal, interest and dividends on investments

•	Sales of investments

•	Funds from securities lending and line of credit agreements

•	Intercompany loans

•	Capital contributions from parent

•	Tax refunds/settlements

•	Funds from issuance of surplus notes or other notes
Our potential uses of funds principally include the following.

•	Payment of contract benefits, maturities, surrenders and withdrawals

•	Reinsurance cessions and payments

•	Operating costs and expenses

•	Purchase of investments

•	Repayment of securities lending and line of credit agreements

•	Payment or repayment of intercompany loans

•	Dividends and return of capital to parent

•	Tax payments/settlements

•	Debt service expenses and repayment
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
Allstate parent company capital capacity  The Corporation has at the parent holding company level deployable assets totaling $3.42 billion as of December 31, 2014 comprising cash and investments that are generally saleable within one quarter.  This provides funds for the parent company’s fixed charges and other corporate purposes.
We paid a $700 million and $500 million return of capital to AIC in 2014 and 2013, respectively. We did not receive any capital contributions in 2014, 2013 or 2012.
The Company has access to additional borrowing to support liquidity through the Corporation as follows.  The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of December 31, 2014, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements and backs the commercial paper facility.   In April 2014, the Corporation amended the maturity date of this facility to April 2019 and also amended the option to extend the expiration by one year at the first and second anniversary of the amendment, upon approval of existing or replacement lenders.  The facility is fully subscribed among 12 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility.  This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 11.6% as of December 31, 2014.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during 2014.  The total amount outstanding at any point in time under the combination of the commercial paper program and the credit facility cannot exceed the amount that can be borrowed under the credit facility.

•
A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on April 30, 2012.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 482 million shares of treasury stock as of December 31, 2014), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $21.82 billion as of December 31, 2014.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2014.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,606	16.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	6,100	28.0
Market value adjustments (2)	2,348	10.8
Subject to discretionary withdrawal without adjustments (3)	9,762	44.7
Total contractholder funds (4)	$21,816	100.0%
____________

(1)	Includes $2.48 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.67 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	85% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $844 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 10.2% and 10.4% in 2014 and 2013, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
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
Cash flows  As reflected in our Consolidated Statements of Cash Flows, lower cash provided by operating activities in 2014 compared to 2013 was primarily due to lower net investment income and income tax payments in 2014 compared to income tax refunds in 2013. Lower cash provided by operating cash flows in 2013 compared to 2012 was primarily due to lower net investment income, partially offset by lower contract benefits paid.
Lower cash was provided by investing activities in 2014 compared to 2013 as proceeds from the sale of LBL and higher sales of investments were more than offset by lower collections and higher purchases of investments. Lower collections resulted from funding a large institutional product maturity in 2013 from the portfolio. Higher cash provided by investing activities in 2013 compared to 2012 was due to higher investment collections and higher financing needs to fund institutional product maturities.
Lower cash used in financing activities in 2014 compared to 2013 was primarily due to a $1.75 billion institutional product maturity in 2013 and lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits. Higher cash used in financing activities in 2013 compared to 2012 was primarily due to a $1.75 billion institutional product maturity.

Contractual obligations and commitments  Our contractual obligations as of December 31, 2014 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral (1)	$510	$510	$—	$—	$—
Contractholder funds (2)	36,123	2,905	5,005	4,230	23,983
Reserve for life-contingent contract benefits (2)	32,764	987	1,938	1,897	27,942
Notes due to related parties (3)	605	16	31	31	527
Payable to affiliates, net	96	96	—	—	—
Other liabilities and accrued expenses (4)(5)	241	211	13	7	10
Total contractual cash obligations	$70,339	$4,725	$6,987	$6,165	$52,462
____________

(1)
Liabilities for collateral are typically fully secured with cash or short-term investments.  We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, and institutional products.  The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance.  These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders.  Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable.  These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract.  Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain.  For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control.  We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns.  Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments.  Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest.  As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $21.82 billion for contractholder funds and $11.57 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2014.  The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)	Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2014 because the notes due to related parties amount above includes interest.

(4)	Other liabilities primarily include accrued expenses, claim payments and other checks outstanding.

(5)
Balance sheet liabilities not included in the table above include unearned and advance premiums of $13 million and gross deferred tax liabilities of $1.47 billion.  These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties.  Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis.  In addition, other liabilities of $70 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

Our contractual commitments as of December 31, 2014 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commitments - conditional	$115	$46	$44	$25	$—
Other commitments - unconditional	1,223	49	70	84	1,020
Total commitments	$1,338	$95	$114	$109	$1,020
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
PENDING ACCOUNTING STANDARDS
There are pending accounting standards that we have not implemented because the implementation date has not yet occurred.  For a discussion of these pending standards, see Note 2 of the consolidated financial statements.
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

Item 8. Financial Statements and Supplementary Data
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2014	2013	2012
Revenues
Premiums (net of reinsurance ceded of $216, $367 and $402)	$589	$613	$593
Contract charges (net of reinsurance ceded of $176, $251 and $252)	847	1,054	1,029
Net investment income	2,081	2,485	2,597
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(54)	(49)	(60)
OTTI losses reclassified to (from) other comprehensive income	(1)	(3)	(8)
Net OTTI losses recognized in earnings	(55)	(52)	(68)
Sales and other realized capital gains and losses	198	128	52
Total realized capital gains and losses	143	76	(16)
	3,660	4,228	4,203
Costs and expenses
Contract benefits (net of reinsurance ceded of $329, $331 and $644)	1,452	1,606	1,521
Interest credited to contractholder funds (net of reinsurance ceded of $27, $27 and $28)	891	1,251	1,289
Amortization of deferred policy acquisition costs	162	240	324
Operating costs and expenses	310	434	437
Restructuring and related charges	2	6	—
Interest expense	16	23	45
	2,833	3,560	3,616

(Loss) gain on disposition of operations	(68)	(687)	18

Income (loss) from operations before income tax expense	759	(19)	605

Income tax expense	233	19	179

Net income (loss)	526	(38)	426

Other comprehensive income (loss), after-tax
Change in unrealized net capital gains and losses	455	(707)	821
Change in unrealized foreign currency translation adjustments	(4)	2	—
Other comprehensive income (loss), after-tax	451	(705)	821

Comprehensive income (loss)	$977	$(743)	$1,247

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2014	2013
Assets
Investments
Fixed income securities, at fair value (amortized cost $25,822 and $27,427)	$28,117	$28,756
Mortgage loans	3,686	4,173
Equity securities, at fair value (cost $927 and $565)	970	650
Limited partnership interests	2,024	2,064
Short-term, at fair value (amortized cost $857 and $590)	857	590
Policy loans	616	623
Other	1,196	1,088
Total investments	37,466	37,944
Cash	146	93
Deferred policy acquisition costs	1,271	1,331
Reinsurance recoverables	2,586	2,754
Accrued investment income	333	358
Other assets	537	256
Separate Accounts	4,396	5,039
Assets held for sale	—	15,593
Total assets	$46,735	$63,368
Liabilities
Contractholder funds	$21,816	$23,604
Reserve for life-contingent contract benefits	11,566	11,589
Unearned premiums	6	6
Payable to affiliates, net	96	100
Other liabilities and accrued expenses	826	838
Deferred income taxes	1,407	941
Notes due to related parties	275	282
Separate Accounts	4,396	5,039
Liabilities held for sale	—	14,899
Total liabilities	40,388	57,298
Commitments and Contingent Liabilities (Notes 8 and 12)
Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,990	2,690
Retained income	2,973	2,447
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	47	31
Other unrealized net capital gains and losses	1,468	997
Unrealized adjustment to DAC, DSI and insurance reserves	(133)	(101)
Total unrealized net capital gains and losses	1,382	927
Unrealized foreign currency translation adjustments	(3)	1
Total accumulated other comprehensive income	1,379	928
Total shareholder’s equity	6,347	6,070
Total liabilities and shareholder’s equity	$46,735	$63,368

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Year Ended December 31,
	2014	2013	2012

Common stock	$5	$5	$5

Additional capital paid-in
Balance, beginning of year	2,690	3,190	3,190
Return of capital	(700)	(500)	—
Balance, end of year	1,990	2,690	3,190

Retained income
Balance, beginning of year	2,447	2,485	2,060
Net income (loss)	526	(38)	426
Loss on reinsurance agreement with an affiliate	—	—	(1)
Balance, end of year	2,973	2,447	2,485

Accumulated other comprehensive income
Balance, beginning of year	928	1,633	812
Change in unrealized net capital gains and losses	455	(707)	821
Change in unrealized foreign currency translation adjustments	(4)	2	—
Balance, end of year	1,379	928	1,633

Total shareholder’s equity	$6,347	$6,070	$7,313

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$526	$(38)	$426
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and other non-cash items	(86)	(73)	(25)
Realized capital gains and losses	(143)	(76)	16
Loss (gain) on disposition of operations	68	687	(18)
Interest credited to contractholder funds	891	1,251	1,289
Changes in:
Policy benefits and other insurance reserves	(553)	(634)	(656)
Unearned premiums	(1)	(2)	(3)
Deferred policy acquisition costs	(1)	(14)	62
Reinsurance recoverables, net	(25)	(54)	(157)
Income taxes	121	33	248
Other operating assets and liabilities	(134)	(65)	(35)
Net cash provided by operating activities	663	1,015	1,147
Cash flows from investing activities
Proceeds from sales
Fixed income securities	3,353	4,046	6,674
Equity securities	1,383	265	22
Limited partnership interests	521	387	201
Mortgage loans	10	24	15
Other investments	35	38	111
Investment collections
Fixed income securities	1,909	4,168	3,077
Mortgage loans	1,027	926	1,022
Other investments	46	88	84
Investment purchases
Fixed income securities	(3,232)	(4,348)	(7,458)
Equity securities	(1,612)	(453)	(201)
Limited partnership interests	(711)	(597)	(507)
Mortgage loans	(468)	(522)	(449)
Other investments	(306)	(81)	(159)
Change in short-term investments, net	79	(108)	16
Change in policy loans and other investments, net	60	76	56
Disposition of operations	345	—	13
Net cash provided by investing activities	2,439	3,909	2,517
Cash flows from financing activities
Contractholder fund deposits	1,065	2,062	2,061
Contractholder fund withdrawals	(3,407)	(6,520)	(5,490)
Return of capital	(700)	(500)	—
Repayment of notes due to related parties	(7)	(214)	(204)
Net cash used in financing activities	(3,049)	(5,172)	(3,633)
Net increase (decrease) in cash	53	(248)	31
Cash at beginning of year	93	341	310
Cash at end of year	$146	$93	$341

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
Nature of operations
The Company sells traditional, interest-sensitive and variable life insurance products.  The Company distributes its products through Allstate exclusive agencies and exclusive financial specialists. The Company also sells voluntary accident and health insurance through workplace enrolling independent agents in New York. The Company previously offered and continues to have in force fixed annuities such as deferred and immediate annuities, and institutional products consisting of funding agreements sold to unaffiliated trusts that use them to back medium-term notes.   The following table summarizes premiums and contract charges by product.

($ in millions)	2014	2013	2012
Premiums
Traditional life insurance	$492	$471	$449
Immediate annuities with life contingencies	4	37	45
Accident and health insurance	93	105	99
Total premiums	589	613	593

Contract charges
Interest-sensitive life insurance	828	1,036	1,011
Fixed annuities	19	18	18
Total contract charges	847	1,054	1,029
Total premiums and contract charges	$1,436	$1,667	$1,622
The Company, through several subsidiaries, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia and Puerto Rico.  For 2014, the top geographic locations for statutory premiums and annuity considerations were California, Texas, New York, Florida and Illinois.  No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations.
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
The Company monitors economic and regulatory developments that have the potential to impact its business.  Federal and state laws and regulations affect the taxation of insurance companies and life insurance products.  Congress and various state legislatures from time to time consider legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance.  Congress and various state legislatures also consider proposals to reduce the taxation of certain products or investments that may compete with life insurance.  Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of the Company’s products making them less competitive.  Such proposals, if adopted, could have an adverse effect on the Company’s financial position or ability to sell such products and could result in the surrender of some existing contracts and policies.  In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.
2.  Summary of Significant Accounting Policies
 Investments
Fixed income securities include bonds, asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and redeemable preferred stocks.  Fixed income securities, which may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value.  The difference between amortized cost and fair value, net of deferred income taxes and related deferred policy acquisition costs (“DAC”), deferred sales inducement costs (“DSI”) and reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income.  Cash received from calls and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.
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
Investments in limited partnership interests, including interests in private equity/debt funds, real estate funds and other funds, where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies are accounted for in accordance with the cost method of accounting; all other investments in limited partnership interests are accounted for in accordance with the equity method of accounting (“EMA”).
Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value.  Policy loans are carried at unpaid principal balances.  Other investments primarily consist of bank loans, agent loans, notes due from related party and derivatives.  Bank loans are primarily senior secured corporate loans and are carried at amortized cost. Agent loans are loans issued to exclusive Allstate agents and are carried at unpaid principal balances, net of valuation allowances and unamortized deferred fees or costs.  Notes due from related party are carried at outstanding principal balances.  Derivatives are carried at fair value.
Investment income primarily consists of interest, dividends, income from certain derivative transactions and income from limited partnership interests.  Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date.  Interest income for ABS, RMBS and CMBS is determined considering estimated pay-downs, including prepayments, obtained from third party data sources and internal estimates.  Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated.  For ABS, RMBS and CMBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis.  For all others, the effective yield is recalculated on a prospective basis.  Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable.  Accrual of income is suspended for mortgage loans, bank loans and agent loans that are in default or when full and timely collection of principal and interest payments is not probable.  Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value.  Income from cost method limited partnership interests is recognized upon receipt of amounts distributed by the partnerships.  Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ net income, including unrealized gains and losses, and is recognized on a delay due to the availability of the related financial statements.  Income recognition on private equity/debt funds and real estate funds is generally on a three month delay and income recognition on other funds is generally on a one month delay.
Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, adjustments to valuation allowances on mortgage loans and agent loans and periodic changes in fair value and settlements of certain derivatives including hedge ineffectiveness.  Realized capital gains and losses on investment sales are determined on a specific identification basis.
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

Deferred policy acquisition and sales inducement costs
Costs that are related directly to the successful acquisition of new or renewal life insurance and investment contracts are deferred and recorded as DAC.  These costs are principally agents’ and brokers’ remuneration and certain underwriting expenses.  DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on fixed annuity and interest-sensitive life contracts.  These sales inducements are primarily in the form of additional credits to the customer’s account balance or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements.  All other acquisition costs are expensed as incurred and included in operating costs and expenses.  Amortization of DAC is included in amortization of deferred policy acquisition costs and is described in more detail below.  DSI is amortized into income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds.
For traditional life insurance, DAC is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business.  Assumptions used in the amortization of DAC and reserve calculations are established at the time the policy is issued and are generally not revised during the life of the policy.  Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur.  Generally, the amortization periods for these policies approximates the estimated lives of the policies. The Company periodically reviews the recoverability of DAC for these policies on an aggregate basis using actual experience. The Company aggregates all traditional life insurance products and immediate annuities with life contingencies in the analysis. If actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.
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
The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position.  The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired.  These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability.  The present value of future profits was $7 million and $8 million as of December 31, 2014 and 2013, respectively.  Amortization expense of the present value of future profits was $1 million, $2 million and $3 million in 2014, 2013 and 2012, respectively.
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
 Goodwill
Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired.  The goodwill balance was $5 million as of both December 31, 2014 and 2013.  Goodwill is not amortized but is tested for impairment at least annually.  The Company performs its annual goodwill impairment testing during the fourth quarter of each year based upon data as of the close of the third quarter.  The Company also reviews goodwill for impairment whenever events or changes in circumstances, such as deteriorating or adverse market conditions, indicate that it is more likely than not that the carrying amount of goodwill may exceed its implied fair value.  Goodwill impairment evaluations indicated no impairment as of December 31, 2014 or 2013.
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
Reserve for life-contingent contract benefits
The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses.  These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration.  The assumptions are established at the time the policy is issued and are generally not changed during the life of the policy. The Company periodically reviews the adequacy of reserves for these policies on an aggregate basis using actual experience. If actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. To the extent that unrealized gains on fixed income securities would result in a premium deficiency if those gains were realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of unrealized net capital gains included in accumulated other comprehensive income.

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
3.  Disposition
On April 1, 2014, the Company sold Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business  to Resolution Life Holdings, Inc. The gross sale price was $797 million, representing $596 million of cash and the retention of tax benefits. The loss on disposition increased by $79 million, pre-tax, ($38 million, after-tax) in 2014.  Immediately prior to the sale closing, LBL recaptured the business being sold that was previously ceded to ALIC. The applicable prior reinsurance agreements placed by LBL were novated and replicated by ALIC.
In conjunction with the sale, the Company was required to establish a trust relating to the business that LBL continues to cede to ALIC. This trust is required to have assets greater than or equal to the statutory reserves ceded by LBL to ALIC, measured on a monthly basis. As of December 31, 2014, the trust holds $5.28 billion of investments, which are reported in the Consolidated Statement of Financial Position.

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
4.  Supplemental Cash Flow Information
Non-cash modifications of certain mortgage loans, fixed income securities, limited partnership interests and other investments, as well as mergers completed with equity securities, totaled $102 million, $306 million and $231 million in 2014, 2013 and 2012, respectively.
Liabilities for collateral received in conjunction with the Company’s securities lending program were $508 million, $322 million and $543 million as of December 31, 2014, 2013 and 2012, respectively, and are reported in other liabilities and accrued expenses.  Obligations to return cash collateral for over-the-counter (“OTC”) and cleared derivatives were $2 million, $6 million and $18 million as of December 31, 2014, 2013 and 2012, respectively, and are reported in other liabilities and accrued expenses or other investments.  The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Net change in proceeds managed
Net change in short-term investments	$(182)	$235	$(298)
Operating cash flow (used) provided	(182)	235	(298)
Net change in cash	—	(2)	—
Net change in proceeds managed	$(182)	$233	$(298)

Net change in liabilities
Liabilities for collateral, beginning of year	$(328)	$(561)	$(263)
Liabilities for collateral, end of year	(510)	(328)	(561)
Operating cash flow provided (used)	$182	$(233)	$298

5.  Related Party Transactions
Business operations
The Company uses services performed by its affiliates, AIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities.  In addition, the Company shares the services of employees with AIC.  The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company.  The Company is charged for the cost of these operating expenses based on the level of services provided.  Operating expenses, including compensation, retirement and other benefit programs (see Note 16), allocated to the Company were $339 million, $456 million and $451 million in 2014, 2013 and 2012, respectively.  A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income as described in Note 2.
Structured settlement annuities
The Company issued $7 million and $35 million of structured settlement annuities, a type of immediate annuity, in 2013 and 2012, respectively, at prices determined using interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC.  Of these amounts, $4 million and $3 million related to structured settlement annuities with life contingencies and were included in premium revenue for 2013 and 2012, respectively.  Effective March 22, 2013, the Company no longer offers structured settlement annuities.
In most cases, these annuities were issued under a “qualified assignment” whereby Allstate Assignment Corporation (“AAC”) and prior to July 1, 2001 Allstate Settlement Corporation (“ASC”), both wholly owned subsidiaries of ALIC, purchased annuities from ALIC and assumed AIC’s obligation to make future payments.
AIC issued surety bonds to guarantee the payment of structured settlement benefits assumed by ASC (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company through June 30, 2001.  ASC entered into a General Indemnity Agreement pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gave AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds.  ALIC guaranteed the payment of structured settlement benefits on all contracts issued on or after July 1, 2001.  Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.68 billion and $4.72 billion as of December 31, 2014 and 2013, respectively.
Broker-Dealer agreement
The Company receives distribution services from Allstate Financial Services, LLC, an affiliated broker-dealer company, for certain annuity and variable life insurance contracts sold by Allstate exclusive agencies.  For these services, the Company incurred commission and other distribution expenses of $4 million, $13 million and $11 million in 2014, 2013 and 2012, respectively.
Reinsurance
The Company has coinsurance reinsurance agreements with its unconsolidated affiliate American Heritage Life Insurance Company (“AHL”) whereby the Company assumes certain interest-sensitive life insurance, fixed annuity contracts and accident and health insurance policies.  The amounts assumed are disclosed in Note 10.
In September 2012, Lincoln Benefit Life Company, a consolidated subsidiary of ALIC prior to April 1, 2014, entered into a coinsurance reinsurance agreement with Lincoln Benefit Reinsurance Company (“LB Re”), an unconsolidated affiliate of the Company, to cede certain interest-sensitive life insurance policies to LB Re.  In connection with the agreement, the Company recorded reinsurance recoverables of $2 million and paid $3 million in cash.  The $1 million loss on the transaction was recorded as a decrease to retained income since the transaction was between affiliates under common control.
ALIC enters into certain intercompany reinsurance transactions with its wholly owned subsidiaries.  ALIC enters into these transactions in order to maintain underwriting control and spread risk among various legal entities.  These reinsurance agreements have been approved by the appropriate regulatory authorities.  All significant intercompany transactions have been eliminated in consolidation.
Income taxes
The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 13).

Notes due to related parties
Notes due to related parties outstanding as of December 31 consisted of the following:

($ in millions)	2014	2013
6.35% Note, due 2018, to AIC	$—	$7
6.74% Surplus Note, due 2029, to Kennett (1)	25	25
5.06% Surplus Note, due 2035, to Kennett (1)	100	100
6.18% Surplus Note, due 2036, to Kennett (1)	100	100
5.93% Surplus Note, due 2038, to Kennett (1)	50	50
Total notes due to related parties	$275	$282
____________

(1)
No payment of principal or interest is permitted on the surplus notes without the written approval from the proper regulatory authority.  The regulatory authority could prohibit the payment of interest and principal on the surplus notes if certain statutory capital requirements are not met.  Permission to pay interest on the surplus notes was granted in both 2014 and 2013.

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
On June 30, 2006, ALIC sold Kennett a $100 million redeemable surplus note issued by ALIC Re.  The surplus note is due June 1, 2036 with an initial rate of 6.18% that will reset every 10 years to the then current ten year Constant Maturity Treasury yield (“CMT”), plus 1.14%.  As payment, Kennett issued a full recourse note due June 1, 2036 to ALIC for the same amount with an initial interest rate of 5.98% that will reset every ten years to the then current ten year CMT, plus 0.94%.
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
The notes due from Kennett are classified as other investments.  In each of 2014, 2013 and 2012, the Company recorded net investment income on these notes of $15 million.  In each of 2014, 2013 and 2012, the Company incurred $16 million of interest expense related to the surplus notes due to Kennett.
On November 17, 2008, the Company issued a $400 million 7.00% surplus note due November 17, 2028 to AIC in exchange for cash.  In both 2013 and 2012, the Company repaid $200 million of principal on this surplus note.  In 2013 and 2012, the Company incurred interest expense on this surplus note of $7 million and $27 million, respectively.
In March 2011, in accordance with an asset purchase agreement between Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, and AIC, RBI purchased from AIC real estate with a fair value of $10 million on the date of sale and issued a 5.75% note due March 24, 2018 to AIC for the same amount.  In 2013, RBI repaid the entire principal of this note.  In April 2011, RBI purchased from AIC mortgage loans with a fair value of $4 million on the date of sale and issued a 5.75% note due April 19, 2018 to AIC for the same amount.  In 2013, RBI repaid the entire principal of this note.  In August 2011, RBI purchased from AIC fixed income securities with a fair value of $7 million on the date of sale and issued a 6.35% note due August 23, 2018 to AIC for the same amount.  In 2014, RBI repaid the entire principal of this note. Since the transactions were between affiliates under common control, the purchased investments were recorded by RBI at AIC’s carrying value on the date of sale.  The investments that were purchased were impaired; therefore, the carrying value on the date of sale equaled fair value.  In 2014, 2013 and 2012, the Company incurred interest expense on these notes of $84 thousand, $1 million and $1 million respectively.
Liquidity and intercompany loan agreements
The Company, AIC and the Corporation are party to the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes.  The Liquidity Agreement does not establish a commitment to advance funds on the part of any party.  The Company and AIC each serve as a lender and borrower and the Corporation serves only as a lender.  The maximum amount of advances each party may make or receive is limited to $1 billion.  Netting or offsetting of advances made and received is not permitted.  Advances between the parties are required to have specified due dates less than or equal to 364 days from the date of the advance and be payable upon demand by written request from the lender at least 10 business days prior to the demand date.  The borrower may make prepayments of the outstanding principal balance of an advance without penalty.  Advances will bear interest equal to or greater than the rate applicable to 30-day commercial paper issued by the Corporation on the date the advance is made with an adjustment on the first day of each month thereafter.  The Company had no amounts outstanding under the Liquidity Agreement as of December 31, 2014 or 2013.
In addition to the Liquidity Agreement, the Company has an intercompany loan agreement with the Corporation.  The amount of intercompany loans available to the Company is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1 billion.  The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings.  The Company had no amounts outstanding under the intercompany loan agreement as of December 31, 2014 or 2013.
RBI, a consolidated subsidiary of ALIC, has a Revolving Loan Credit Agreement (“Credit Agreement”) with AHL, according to which AHL agreed to extend revolving credit loans to RBI. As security for its obligations under the Credit Agreement, RBI entered into a Pledge and Security Agreement with AHL, according to which RBI agreed to grant a pledge of and security interest in RBI’s right, title, and interest in certain assets of RBI.  The Company had no amounts outstanding under the Credit Agreement as of December 31, 2014 or 2013.
Capital support agreement
The Company has a Capital Support Agreement with AIC.  Under the terms of this agreement, AIC agrees to provide capital to maintain the amount of statutory capital and surplus necessary to maintain a company action level risk-based capital (“RBC”) ratio of at least 150%.  AIC’s obligation to provide capital to the Company under the agreement is limited to an aggregate amount of $1 billion.  In exchange for providing this capital, the Company will pay AIC an annual commitment fee of 1% of the amount of the Capital and Surplus maximum that remains available on January 1 of such year.  The Company or AIC have the right to terminate this agreement when: 1) the Company qualifies for a financial strength rating from S&P’s, Moody’s or A.M. Best, without giving weight to the existence of this agreement, that is the same or better than its rating with such support; 2) the Company’s RBC ratio is at least 300%; or 3) AIC no longer directly or indirectly owns at least 50% of the voting stock of the Company.  As of December 31, 2014 and 2013, no capital had been provided by AIC under this agreement.
Return of capital
The Company approved and paid a return of capital of $700 million and $500 million to AIC in 2014 and 2013, respectively, which were recorded as a reduction of additional capital paid-in on the Consolidated Statements of Financial Position.

6.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
December 31, 2014
U.S. government and agencies	$668	$102	$—	$770
Municipal	3,156	520	(14)	3,662
Corporate	19,465	1,670	(150)	20,985
Foreign government	654	81	—	735
ABS	773	13	(21)	765
RMBS	554	55	(4)	605
CMBS	538	43	(2)	579
Redeemable preferred stock	14	2	—	16
Total fixed income securities	$25,822	$2,486	$(191)	$28,117

December 31, 2013
U.S. government and agencies	$678	$90	$(2)	$766
Municipal	3,135	231	(62)	3,304
Corporate	20,397	1,214	(295)	21,316
Foreign government	715	83	(6)	792
ABS	1,011	30	(34)	1,007
RMBS	752	50	(12)	790
CMBS	724	47	(7)	764
Redeemable preferred stock	15	2	—	17
Total fixed income securities	$27,427	$1,747	$(418)	$28,756

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of December 31, 2014:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,338	$1,359
Due after one year through five years	5,196	5,614
Due after five years through ten years	9,950	10,475
Due after ten years	7,473	8,720
	23,957	26,168
ABS, RMBS and CMBS	1,865	1,949
Total	$25,822	$28,117
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income
Net investment income for the years ended December 31 is as follows:

($ in millions)	2014	2013	2012
Fixed income securities	$1,522	$1,947	$2,084
Mortgage loans	242	345	345
Equity securities	20	12	9
Limited partnership interests	267	175	159
Short-term investments	2	2	2
Policy loans	39	49	51
Other	59	63	61
Investment income, before expense	2,151	2,593	2,711
Investment expense	(70)	(108)	(114)
Net investment income	$2,081	$2,485	$2,597
Realized capital gains and losses
Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Fixed income securities	$(4)	$3	$(62)
Mortgage loans	2	20	8
Equity securities	134	45	—
Limited partnership interests	(4)	(6)	—
Derivatives	12	14	34
Other	3	—	4
Realized capital gains and losses	$143	$76	$(16)
Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Impairment write-downs	$(11)	$(33)	$(51)
Change in intent write-downs	(44)	(19)	(17)
Net other-than-temporary impairment losses recognized in earnings	(55)	(52)	(68)
Sales	184	114	17
Valuation and settlements of derivative instruments	14	14	35
Realized capital gains and losses	$143	$76	$(16)
Gross gains of $223 million, $145 million and $232 million and gross losses of $51 million, $46 million and $224 million were realized on sales of fixed income and equity securities during 2014, 2013 and 2012, respectively.
Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2014			2013			2012
		Included in OCI			Included in OCI			Included in OCI
	Gross		Net	Gross		Net	Gross		Net
Fixed income securities:
Municipal	$(1)	$—	$(1)	$(8)	$—	$(8)	$—	$—	$—
Corporate	(4)	—	(4)	—	—	—	(16)	(2)	(18)
ABS	(5)	—	(5)	—	(2)	(2)	—	—	—
RMBS	2	(1)	1	(2)	2	—	(23)	(9)	(32)
CMBS	(1)	—	(1)	(32)	(3)	(35)	(22)	3	(19)
Total fixed income securities	(9)	(1)	(10)	(42)	(3)	(45)	(61)	(8)	(69)
Mortgage loans	5	—	5	11	—	11	5	—	5
Equity securities	(32)	—	(32)	(6)	—	(6)	(1)	—	(1)
Limited partnership interests	(18)	—	(18)	(9)	—	(9)	(3)	—	(3)
Other	—	—	—	(3)	—	(3)	—	—	—
Other-than-temporary impairment losses	$(54)	$(1)	$(55)	$(49)	$(3)	$(52)	$(60)	$(8)	$(68)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amount excludes $138 million and $164 million as of December 31, 2014 and 2013, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	December 31, 2014	December 31, 2013
Municipal	$(5)	$(5)
ABS	(1)	(10)
RMBS	(55)	(90)
CMBS	(5)	(12)
Total	$(66)	$(117)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2014	2013	2012
Beginning balance	$(299)	$(345)	$(581)
Additional credit loss for securities previously other-than-temporarily impaired	(6)	(13)	(33)
Additional credit loss for securities not previously other-than-temporarily impaired	(9)	(19)	(20)
Reduction in credit loss for securities disposed or collected	44	75	288
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	—	2	—
Change in credit loss due to accretion of increase in cash flows	2	1	1
Reduction in credit loss for securities sold in LBL disposition	59	—	—
Ending balance (1)	$(209)	$(299)	$(345)
____________
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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2014		Gains	Losses
Fixed income securities	$28,117	$2,486	$(191)	$2,295
Equity securities	970	57	(14)	43
Short-term investments	857	—	—	—
Derivative instruments (1)	2	3	(1)	2
EMA limited partnerships (2)				(2)
Unrealized net capital gains and losses, pre-tax				2,338
Amounts recognized for:
Insurance reserves (3)				(28)
DAC and DSI (4)				(176)
Amounts recognized				(204)
Deferred income taxes				(752)
Unrealized net capital gains and losses, after-tax				$1,382
____________

(1)	Included in the fair value of derivative instruments are $3 million classified as assets and $1 million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2013		Gains	Losses
Fixed income securities	$28,756	$1,747	$(418)	$1,329
Equity securities	650	90	(5)	85
Short-term investments	590	—	—	—
Derivative instruments (1)	(13)	1	(14)	(13)
EMA limited partnerships				(2)
Investments classified as held for sale				190
Unrealized net capital gains and losses, pre-tax				1,589
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(156)
Amounts recognized				(156)
Deferred income taxes				(506)
Unrealized net capital gains and losses, after-tax				$927
____________

(1)	Included in the fair value of derivative instruments are $1 million classified as assets and $14 million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2014	2013	2012
Fixed income securities	$966	$(2,353)	$1,735
Equity securities	(42)	50	(1)
Derivative instruments	15	4	(5)
EMA limited partnerships	—	(3)	—
Investments classified as held for sale	(190)	190	—
Total	749	(2,112)	1,729
Amounts recognized for:
Insurance reserves	(28)	771	(177)
DAC and DSI	(20)	252	(288)
Amounts recognized	(48)	1,023	(465)
Deferred income taxes	(246)	382	(443)
Increase (decrease) in unrealized net capital gains and losses, after-tax	$455	$(707)	$821
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

December 31, 2014
Fixed income securities
U.S. government and agencies	1	$1	$—	—	$—	$—	$—
Municipal	17	90	(1)	10	47	(13)	(14)
Corporate	281	1,780	(69)	91	875	(81)	(150)
Foreign government	—	—	—	1	15	—	—
ABS	19	168	(2)	23	217	(19)	(21)
RMBS	19	3	—	45	73	(4)	(4)
CMBS	8	33	—	3	32	(2)	(2)
Redeemable preferred stock	—	—	—	—	—	—	—
Total fixed income securities	345	2,075	(72)	173	1,259	(119)	(191)
Equity securities	294	327	(13)	1	6	(1)	(14)
Total fixed income and equity securities	639	$2,402	$(85)	174	$1,265	$(120)	$(205)

Investment grade fixed income securities	167	$1,275	$(28)	127	$989	$(79)	$(107)
Below investment grade fixed income securities	178	800	(44)	46	270	(40)	(84)
Total fixed income securities	345	$2,075	$(72)	173	$1,259	$(119)	$(191)

December 31, 2013
Fixed income securities
U.S. government and agencies	4	$76	$(2)	—	$—	$—	$(2)
Municipal	63	347	(24)	21	99	(38)	(62)
Corporate	530	5,191	(224)	48	467	(71)	(295)
Foreign government	7	76	(4)	1	13	(2)	(6)
ABS	17	162	(1)	42	400	(33)	(34)
RMBS	35	42	(2)	47	129	(10)	(12)
CMBS	5	14	—	6	52	(7)	(7)
Redeemable preferred stock	—	—	—	—	—	—	—
Total fixed income securities	661	5,908	(257)	165	1,160	(161)	(418)
Equity securities	25	80	(5)	—	—	—	(5)
Total fixed income and equity securities	686	$5,988	$(262)	165	$1,160	$(161)	$(423)

Investment grade fixed income securities	526	$5,272	$(236)	110	$834	$(112)	$(348)
Below investment grade fixed income securities	135	636	(21)	55	326	(49)	(70)
Total fixed income securities	661	$5,908	$(257)	165	$1,160	$(161)	$(418)
As of December 31, 2014, $147 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $147 million, $79 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
As of December 31, 2014, the remaining $58 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $28 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $58 million, $29 million are related to below investment grade fixed income securities and $1 million are related to equity securities.  Of these amounts, $6 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2014.

ABS, RMBS and CMBS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings.  This evaluation also takes into consideration credit enhancement, measured in terms of (i)subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for ABS and RMBS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the underlying credit quality of the primary obligor, obligation type and quality of the underlying assets.  Unrealized losses on equity securities are primarily related to temporary equity market fluctuations of securities that are expected to recover.
As of December 31, 2014, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of December 31, 2014, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of December 31, 2014 and 2013, the carrying value of equity method limited partnerships totaled $1.52 billion and $1.46 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of December 31, 2014 and 2013, the carrying value for cost method limited partnerships was $508 million and $605 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.
Tax credit funds were reclassified from limited partnership interests to other assets during 2014 since the return on these funds is in the form of tax credits rather than investment income. These tax credit funds totaled $277 million as of December 31, 2014.
Mortgage loans
The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States and totaled, net of valuation allowance, $3.69 billion and $4.17 billion as of December 31, 2014 and 2013, respectively.  Substantially all of the commercial mortgage loans are non-recourse to the borrower.  The following table shows the principal geographic distribution of commercial real estate represented in the Company’s mortgage loan portfolio.  No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage loan portfolio carrying value)	2014	2013
California	24.8%	24.0%
Illinois	9.2	9.7
New Jersey	8.3	7.2
Texas	7.7	6.3
New York	6.0	6.2
Florida	4.7	5.2
District of Columbia	2.0	5.4

The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage loan portfolio carrying value)	2014	2013
Office buildings	25.6%	28.3%
Retail	24.1	22.9
Apartment complex	20.0	19.2
Warehouse	18.1	18.6
Other	12.2	11.0
Total	100.0%	100.0%

The contractual maturities of the mortgage loan portfolio as of December 31, 2014 are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2015	21	$236	6.4%
2016	27	217	5.9
2017	35	395	10.7
2018	30	345	9.4
Thereafter	185	2,493	67.6
Total	298	$3,686	100.0%
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2014.
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

($ in millions)	2014			2013
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$110	$—	$110	$153	$—	$153
1.0 - 1.25	387	—	387	560	—	560
1.26 - 1.50	1,118	1	1,119	1,167	2	1,169
Above 1.50	2,054	—	2,054	2,176	38	2,214
Total non-impaired mortgage loans	$3,669	$1	$3,670	$4,056	$40	$4,096
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

The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2014	2013
Impaired mortgage loans with a valuation allowance	$16	$77
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$16	$77
Valuation allowance on impaired mortgage loans	$8	$21
The average balance of impaired loans was $26 million, $86 million and $202 million during 2014, 2013 and 2012, respectively.
The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2014	2013	2012
Beginning balance	$21	$42	$63
Net decrease in valuation allowance	(5)	(11)	(5)
Charge offs	(8)	(8)	(16)
Mortgage loans classified as held for sale	—	(2)	—
Ending balance	$8	$21	$42
Payments on all mortgage loans were current as of December 31, 2014 and 2013.
Municipal bonds
The Company maintains a diversified portfolio of municipal bonds.  The following table shows the principal geographic distribution of municipal bond issuers represented in the Company’s portfolio as of December 31.  No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2014	2013
California	17.0%	15.9%
Texas	13.6	13.5
Oregon	5.8	5.4
Illinois	5.3	5.1
New Jersey	5.1	5.2
New York	4.9	5.2
Concentration of credit risk
As of December 31, 2014, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholder’s equity.
Securities loaned
The Company’s business activities include securities lending programs with third parties, mostly large banks.  As of December 31, 2014 and 2013, fixed income securities with a carrying value of $492 million and $312 million, respectively, were on loan under these agreements.  Interest income on collateral, net of fees, was $1 million in each of 2014, 2013 and 2012.
Other investment information
Included in fixed income securities are below investment grade assets totaling $3.31 billion and $2.89 billion as of December 31, 2014 and 2013, respectively.
As of December 31, 2014, fixed income securities and short-term investments with a carrying value of $43 million were on deposit with regulatory authorities as required by law.
As of December 31, 2014, the carrying value of fixed income securities that were non-income producing was $14 million.

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
The Company has two types of situations where investments are classified as Level 3 in the fair value hierarchy.  The first is where specific inputs significant to the fair value estimation models are not market observable.  This primarily occurs in the Company’s use of broker quotes to value certain securities where the inputs have not been corroborated to be market observable, and the use of valuation models that use significant non-market observable inputs.
The second situation where the Company classifies securities in Level 3 is where quotes continue to be received from independent third-party valuation service providers and all significant inputs are market observable; however, there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate.  The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources.
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

•
Assets held for sale:  Comprise municipal, corporate, ABS and CMBS fixed income securities that were classified as held for sale as of December 31, 2013.  The valuation is based on the respective asset type as described above.

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

•
Liabilities held for sale:  Comprise derivatives embedded in life and annuity contracts that were classified as held for sale as of December 31, 2013.  The valuation is the same as described above for contractholder funds.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$147	$623	$—		$770
Municipal	—	3,556	106		3,662
Corporate	—	20,193	792		20,985
Foreign government	—	735	—		735
ABS	—	636	129		765
RMBS	—	605	—		605
CMBS	—	578	1		579
Redeemable preferred stock	—	16	—		16
Total fixed income securities	147	26,942	1,028		28,117
Equity securities	927	6	37		970
Short-term investments	90	767	—		857
Other investments: Free-standing derivatives	—	90	2	$(2)	90
Separate account assets	4,396	—	—		4,396
Other assets	1	—	1		2
Total recurring basis assets	5,561	27,805	1,068	(2)	34,432
Non-recurring basis (1)	—	—	9		9
Total assets at fair value	$5,561	$27,805	$1,077	$(2)	$34,441
% of total assets at fair value	16.2%	80.7%	3.1%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(323)		$(323)
Other liabilities: Free-standing derivatives	—	(24)	(9)	$2	(31)
Total liabilities at fair value	$—	$(24)	$(332)	$2	$(354)
% of total liabilities at fair value	—%	6.8%	93.8%	(0.6)%	100%
____________
(1) Includes $6 million of mortgage loans and $3 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2013.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2013
Assets
Fixed income securities:
U.S. government and agencies	$145	$621	$—		$766
Municipal	—	3,185	119		3,304
Corporate	—	20,308	1,008		21,316
Foreign government	—	792	—		792
ABS	—	895	112		1,007
RMBS	—	790	—		790
CMBS	—	763	1		764
Redeemable preferred stock	—	16	1		17
Total fixed income securities	145	27,370	1,241		28,756
Equity securities	593	51	6		650
Short-term investments	129	461	—		590
Other investments: Free-standing derivatives	—	268	9	$(11)	266
Separate account assets	5,039	—	—		5,039
Assets held for sale	1,854	9,812	362		12,028
Total recurring basis assets	7,760	37,962	1,618	(11)	47,329
Non-recurring basis (1)	—	—	17		17
Total assets at fair value	$7,760	$37,962	$1,635	$(11)	$47,346
% of total assets at fair value	16.4%	80.2%	3.4%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(307)		$(307)
Other liabilities: Free-standing derivatives	—	(185)	(14)	$7	(192)
Liabilities held for sale	—	—	(246)		(246)
Total recurring basis liabilities	—	(185)	(567)	7	(745)
Non-recurring basis (2)	—	—	(11,088)		(11,088)
Total liabilities at fair value	$—	$(185)	$(11,655)	$7	$(11,833)
% of total liabilities at fair value	—%	1.6%	98.5%	(0.1)%	100%
____________

(1)	Includes $8 million of mortgage loans and $9 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

(2)
Relates to LBL business held for sale (see Note 3).  The total fair value measurement includes $15,593 million of assets held for sale and $(14,899) million of liabilities held for sale, less $12,028 million of assets and $(246) million of liabilities measured at fair value on a recurring basis.

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
December 31, 2014
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(278)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%
December 31, 2013
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.75%
Liabilities held for sale – Equity-indexed and forward starting options	$(246)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.91%

If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of December 31, 2014 and 2013, Level 3 fair value measurements include $914 million and $1.15 billion, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  As of December 31, 2013, Level 3 fair value measurements for assets held for sale include $319 million of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$119	$—	$18	$—	$(17)
Corporate	1,008	20	(14)	85	(114)
ABS	112	—	3	16	(12)
CMBS	1	—	—	—	(4)
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	1,241	20	7	101	(147)
Equity securities	6	—	(1)	—	(1)
Free-standing derivatives, net	(5)	—	—	—	—
Other assets	—	1	—	—	—
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$1,604	$20	$8	$105	$(150)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(8)	$—	$—	$—
Liabilities held for sale	(246)	17	—	—	—
Total recurring Level 3 liabilities	$(553)	$9	$—	$—	$—

	Sold in LBL disposition (3)	Purchases/ Issues (4)	Sales	Settlements	Balance as of December 31, 2014
Assets
Fixed income securities:
Municipal	$—	$—	$(11)	$(3)	$106
Corporate	—	20	(109)	(104)	792
ABS	—	21	—	(11)	129
CMBS	4	—	—	—	1
Redeemable preferred stock	—	—	(1)	—	—
Total fixed income securities	4	41	(121)	(118)	1,028
Equity securities	—	39	(6)	—	37
Free-standing derivatives, net	—	2	—	(4)	(7)	(2)
Other assets	—	—	—	—	1
Assets held for sale	(351)	—	(8)	(6)	—
Total recurring Level 3 assets	$(347)	$82	$(135)	$(128)	$1,059

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(14)	$—	$6	$(323)
Liabilities held for sale	230	(4)	—	3	—
Total recurring Level 3 liabilities	$230	$(18)	$—	$9	$(323)
____________

(1)
The effect to net income totals $29 million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $11 million in realized capital gains and losses, $12 million in net investment income, $(5) million in interest credited to contractholder funds, $15 million in contract benefits and $(4) million in loss on disposition of operations.

(2)	Comprises $2 million of assets and $9 million of liabilities.

(3)	Includes transfers from held for sale that took place in first quarter 2014 of $4 million for CMBS and $(4) million for Assets held for sale.

(4)	Represents purchases for assets and issues for liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2013.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$338	$(12)	$19	$—	$—
Corporate	1,501	32	(32)	84	(172)
ABS	199	(2)	30	17	(16)
RMBS	—	—	—	—	—
CMBS	21	(1)	3	—	—
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	2,060	17	20	101	(188)
Equity securities	7	—	—	—	—
Free-standing derivatives, net	(27)	19	—	—	—
Other assets	1	(1)	—	—	—
Assets held for sale	—	(2)	(6)	13	(13)
Total recurring Level 3 assets	$2,041	$33	$14	$114	$(201)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(553)	$89	$—	$—	$—
Liabilities held for sale	—	20	—	—	—
Total recurring Level 3 liabilities	$(553)	$109	$—	$—	$—

	Transfer to held for sale	Purchases/ Issues (2)	Sales	Settlements	Balance as of December 31, 2013
Assets
Fixed income securities:
Municipal	$(51)	$—	$(173)	$(2)	$119
Corporate	(244)	145	(173)	(133)	1,008
ABS	(85)	—	(8)	(23)	112
RMBS	—	—	—	—	—
CMBS	(5)	—	(17)	—	1
Redeemable preferred stock	—	—	—	—	1
Total fixed income securities	(385)	145	(371)	(158)	1,241
Equity securities	—	—	(1)	—	6
Free-standing derivatives, net	—	9	—	(6)	(5)	(3)
Other assets	—	—	—	—	—
Assets held for sale	385	—	(10)	(5)	362
Total recurring Level 3 assets	$—	$154	$(382)	$(169)	$1,604

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$265	$(111)	$—	$3	$(307)
Liabilities held for sale	(265)	(6)	—	5	(246)
Total recurring Level 3 liabilities	$—	$(117)	$—	$8	$(553)
____________

(1)
The effect to net income totals $142 million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $20 million in realized capital gains and losses, $14 million in net investment income, $40 million in interest credited to contractholder funds, $74 million in contract benefits and $(6) million in loss on disposition of operations.

(2)	Represents purchases for assets and issues for liabilities.

(3)	Comprises $9 million of assets and $14 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2012.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2011	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$387	$(5)	$22	$53	$(10)
Corporate	1,319	20	63	381	(64)
ABS	254	24	59	42	(7)
RMBS	47	—	—	—	(47)
CMBS	30	(4)	10	—	—
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	2,038	35	154	476	(128)
Equity securities	14	—	—	—	—
Free-standing derivatives, net	(88)	25	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,965	$60	$154	$476	$(128)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(723)	$168	$—	$—	$—
Total recurring Level 3 liabilities	$(723)	$168	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of December 31, 2012
Assets
Fixed income securities:
Municipal	$—	$(107)	$—	$(2)	$338
Corporate	125	(223)	—	(120)	1,501
ABS	11	(165)	—	(19)	199
RMBS	—	—	—	—	—
CMBS	—	—	—	(15)	21
Redeemable preferred stock	1	(1)	—	—	1
Total fixed income securities	137	(496)	—	(156)	2,060
Equity securities	5	(12)	—	—	7
Free-standing derivatives, net	27	—	—	9	(27)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$169	$(508)	$—	$(147)	$2,041

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(79)	$81	$(553)
Total recurring Level 3 liabilities	$—	$—	$(79)	$81	$(553)
____________

(1)
The effect to net income totals $228 million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows:$38 million in realized capital gains and losses, $22 million in net investment income, $132 million in interest credited to contractholder funds and $36 million in contract benefits.

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
There were no transfers between Level 1 and Level 2 during 2014 or 2013.  During 2012, certain U.S. government securities were transferred into Level 1 from Level 2 as a result of increased liquidity in the market and a sustained increase in the market activity for these assets.
Transfers into Level 3 during 2014, 2013 and 2012 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during 2014, 2013 and 2012 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of December 31.

($ in millions)	2014	2013	2012
Assets
Fixed income securities:
Municipal	$(1)	$(4)	$—
Corporate	11	13	15
ABS	—	(2)	—
CMBS	1	(2)	(3)
Total fixed income securities	11	5	12
Equity securities	—	—	—
Free-standing derivatives, net	5	10	6
Other assets	1	(1)	—
Assets held for sale	—	(2)	—
Total recurring Level 3 assets	$17	$12	$18

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(8)	$89	$168
Liabilities held for sale	17	20	—
Total recurring Level 3 liabilities	$9	$109	$168
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $26 million in 2014 and are reported as follows: $4 million in realized capital gains and losses, $12 million in net investment income, $(5) million in interest credited to contractholder funds and $15 million in contract benefits. These gains and losses total $121 million in 2013 and are reported as follows: $9 million in realized capital gains and losses, $9 million in net investment income, $35 million in interest credited to contractholder funds, $74 million in contract benefits and $(6) million in loss on disposition of operations.  These gains and losses total $186 million in 2012 and are reported as follows: $19 million in net investment income, $131 million in interest credited to contractholder funds and $36 million in contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	December 31, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,686	$3,922	$4,173	$4,300
Cost method limited partnerships	508	686	605	799
Bank loans	431	427	160	161
Agent loans	368	361	341	325
Notes due from related party	275	275	275	275
Assets held for sale	—	—	1,458	1,532

The fair value of mortgage loans, including those classified as assets held for sale, is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell.  Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.  The fair value of cost method limited partnerships is determined using reported net asset values of the underlying funds.  The fair value of bank loans, which are reported in other investments or assets held for sale, is based on broker quotes from brokers familiar with the loans and current market conditions.  The fair value of agent loans, which are reported in other investments, is based on discounted cash flow calculations that use discount rates with a spread over U.S. Treasury rates.  Assumptions used in developing estimated cash flows and discount rates consider the loan’s credit and liquidity risks.  The fair value of notes due from related party, which are reported in other investments, is based on discounted cash flow calculations using current interest rates for instruments with comparable terms.  The fair value measurements for mortgage loans, cost method limited partnerships, bank loans, agent loans, notes due from related party and assets held for sale are categorized as Level 3.
Financial liabilities

($ in millions)	December 31, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$13,708	$14,364	$15,542	$16,198
Notes due to related parties	275	275	282	282
Liability for collateral	510	510	328	328
Liabilities held for sale	—	—	7,417	7,298

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
Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities.  Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates.  The Company uses financial futures and interest rate swaps to hedge anticipated asset purchases and liability issuances and futures and options for hedging the equity exposure contained in its equity indexed life and annuity product contracts that offer equity returns to contractholders.  In addition, the Company uses interest rate swaps to hedge interest rate risk inherent in funding agreements.  The Company uses foreign currency swaps and forwards primarily to reduce the foreign currency risk associated with holding foreign currency denominated investments.  Credit default swaps are typically used to mitigate the credit risk within the Company’s fixed income portfolio.
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of December 31, 2014, the Company pledged $30 million of cash and securities in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2014.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$85	n/a	$3	$3	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	163	n/a	2	2	—
Equity and index contracts
Options	Other investments	—	3,225	83	83	—
Financial futures contracts	Other assets	—	704	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	57	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	19	n/a	—	—	—
Credit default swaps – selling protection	Other investments	80	n/a	2	2	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		322	3,929	89	89	—
Total asset derivatives		$407	3,929	$92	$92	$—

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$50	n/a	$(1)	$—	$(1)
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	1	1	—
Interest rate cap agreements	Other liabilities & accrued expenses	11	n/a	—	—	—
Financial futures contract	Other liabilities & accrued expenses	—	200	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	3,131	(22)	—	(22)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	36	n/a	1	1	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	615	n/a	(32)	—	(32)
Guaranteed withdrawal benefits	Contractholder funds	425	n/a	(13)	—	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,786	n/a	(278)	—	(278)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	49	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(9)	—	(9)
Subtotal		3,192	3,331	(353)	2	(355)
Total liability derivatives		3,242	3,331	(354)	$2	$(356)

Total derivatives		$3,649	7,260	$(262)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2014
Asset derivatives	$7	$(2)	$—	$5	$(4)	$1
Liability derivatives	(11)	2	—	(9)	7	(2)

December 31, 2013
Asset derivatives	$14	$(11)	$—	$3	$(3)	$—
Liability derivatives	(33)	11	(4)	(26)	22	(4)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the years ended December 31. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $2 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses in 2014, 2013 or 2012.

($ in millions)	2014	2013	2012
Gain (loss) recognized in OCI on derivatives during the period	$12	$3	$(6)
Gain (loss) recognized in OCI on derivatives during the term of the hedging relationship	2	(13)	(17)
Loss reclassified from AOCI into income (net investment income)	(1)	(1)	—
Loss reclassified from AOCI into income (realized capital gains and losses)	(2)	—	(1)

The following tables present gains and losses from valuation, settlements and hedge ineffectiveness reported on derivatives used in fair value hedging relationships and derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31.  In 2014 and 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
2014
Interest rate contracts	$—	$(3)	$—	$—	$(4)	$(7)
Equity and index contracts	—	(1)	—	38	—	37
Embedded derivative financial instruments	—	—	15	(14)	—	1
Foreign currency contracts	—	10	—	—	—	10
Credit default contracts	—	8	—	—	—	8
Other contracts	—	—	—	(2)	—	(2)
Total	$—	$14	$15	$22	$(4)	$47

2013
Interest rate contracts	$—	$3	$—	$—	$(6)	$(3)
Equity and index contracts	—	—	—	94	—	94
Embedded derivative financial instruments	—	(1)	74	(75)	—	(2)
Foreign currency contracts	—	(2)	—	—	—	(2)
Credit default contracts	—	14	—	—	—	14
Other contracts	—	—	—	(3)	—	(3)
Total	$—	$14	$74	$16	$(6)	$98

2012
Derivatives in fair value accounting hedging relationships
Interest rate contracts	$(1)	$—	$—	$—	$—	$(1)

Derivatives not designated as accounting hedging instruments
Interest rate contracts	—	2	—	—	—	2
Equity and index contracts	—	—	—	56	—	56
Embedded derivative financial instruments	—	20	36	134	—	190
Foreign currency contracts	—	(2)	—	—	—	(2)
Credit default contracts	—	15	—	—	—	15
Other contracts	—	—	—	3	—	3
Subtotal	—	35	36	193	—	264
Total	$(1)	$35	$36	$193	$—	$263
Changes in fair value of the Company’s fair value hedging relationships for 2012 resulted in a $3 million gain on interest rate contract derivatives and a $3 million loss on the hedged risk of investments, both of which were reported in net investment income.
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of December 31, 2014, counterparties pledged $4 million in cash and securities to the Company, and the Company pledged $7 million in securities to counterparties which includes $7 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

($ in millions)	2014				2013
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$164	$2	$1	1	$22	$1	$1
A	3	88	3	1	4	1,523	2	—
A-	1	8	—	—	1	24	1	—
BBB+	1	11	—	—	1	3	—	—
BBB	1	52	—	—	1	76	1	—
Total	7	$323	$5	$2	8	$1,648	$5	$1
____________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	2014	2013
Gross liability fair value of contracts containing credit-risk-contingent features	$11	$25
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(9)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(7)	(14)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$2	$2
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
December 31, 2014
Single name
Corporate debt	$—	$—	$—	$—	$—	$—
First-to-default Basket
Municipal	—	100	—	—	100	(9)
Index
Corporate debt	—	22	52	6	80	2
Total	$—	$122	$52	$6	$180	$(7)

December 31, 2013
Single name
Corporate debt	$—	$5	$—	$—	$5	$—
First-to-default Basket
Municipal	—	100	—	—	100	(15)
Index
Corporate debt	1	20	55	4	80	2
Total	$1	$125	$55	$4	$185	$(13)
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
Off-balance sheet financial instruments
The contractual amounts of off-balance sheet financial instruments as of December 31 are as follows:

($ in millions)	2014	2013
Commitments to invest in limited partnership interests	$1,223	$1,366
Commitments to extend mortgage loans	44	1
Private placement commitments	25	5
Other loan commitments	46	26
In the preceding table, the contractual amounts represent the amount at risk if the contract is fully drawn upon, the counterparty defaults and the value of any underlying security becomes worthless.  Unless noted otherwise, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk.
Commitments to invest in limited partnership interests represent agreements to acquire new or additional participation in certain limited partnership investments.  The Company enters into these agreements in the normal course of business.  Because the investments in limited partnerships are not actively traded, it is not practical to estimate the fair value of these commitments.

Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract.  The Company enters into these agreements to commit to future loan fundings at a predetermined interest rate.  Commitments generally have fixed expiration dates or other termination clauses.  The fair value of commitments to extend mortgage loans, which are secured by the underlying properties, is $1 million as of December 31, 2014, and is valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers.
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

($ in millions)	2014	2013
Immediate fixed annuities:
Structured settlement annuities	$6,682	$6,645
Other immediate fixed annuities	2,246	2,279
Traditional life insurance	2,303	2,329
Accident and health insurance	238	236
Other	97	100
Total reserve for life-contingent contract benefits	$11,566	$11,589
The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits.

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 2.7% to 9.0%	Present value of contractually specified future benefits

Other immediate fixed annuities
1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications; Annuity 2000 mortality table; 1983 individual annuity mortality table with internal modifications
		Interest rate assumptions range from 0% to 11.5%	Present value of expected future benefits based on historical experience

Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 2.5% to 11.3%	Net level premium reserve method using the Company’s withdrawal experience rates; includes reserves for unpaid claims

Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 3.0% to 6.0%	Unearned premium; additional contract reserves for mortality risk and unpaid claims

Other: Variable annuity guaranteed minimum death benefits (1)	Annuity 2012 mortality table with internal modifications	Interest rate assumptions range from 2.6% to 5.8%	Projected benefit ratio applied to cumulative assessments
____________

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively “Prudential”).

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies.  A liability of $28 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2014.  The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.  The liability was zero as of December 31, 2013.
As of December 31, contractholder funds consist of the following:

($ in millions)	2014	2013
Interest-sensitive life insurance	$7,193	$7,104
Investment contracts:
Fixed annuities	14,284	16,172
Funding agreements backing medium-term notes	85	89
Other investment contracts	254	239
Total contractholder funds	$21,816	$23,604
The following table highlights the key contract provisions relating to contractholder funds.

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0% to 9.0% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years

Fixed annuities	Interest rates credited range from 0% to 9.8% for immediate annuities; (8.0)% to 13.5% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.1% to 6.0% for all other products
Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 21.5% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Funding agreements backing medium-term notes	Interest rate credited is 2.49%	Not applicable

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
____________

(1)	In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.
Contractholder funds include funding agreements held by VIEs issuing medium-term notes.  The VIEs are Allstate Life Funding, LLC and Allstate Life Global Funding, and their primary assets are funding agreements used exclusively to back medium-term note programs.

Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2014	2013	2012
Balance, beginning of year	$23,604	$38,634	$41,669
Classified as held for sale, beginning balance	10,945	—	—
Total, including those classified as held for sale	34,549	38,634	41,669

Deposits	1,227	2,338	2,180
Interest credited	892	1,268	1,296
Benefits	(1,178)	(1,521)	(1,454)
Surrenders and partial withdrawals	(2,253)	(3,279)	(3,969)
Maturities of and interest payments on institutional products	(2)	(1,799)	(138)
Contract charges	(798)	(1,032)	(995)
Net transfers from separate accounts	7	12	11
Other adjustments	34	(72)	34
Sold in LBL disposition	(10,662)	—	—
Classified as held for sale, ending balance	—	(10,945)	—
Balance, end of year	$21,816	$23,604	$38,634
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
Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives.  The account balances of variable annuities contracts’ separate accounts with guarantees included $3.82 billion and $5.20 billion of equity, fixed income and balanced mutual funds and $467 million and $748 million of money market mutual funds as of December 31, 2014 and 2013, respectively.
The table below presents information regarding the Company’s variable annuity contracts with guarantees.  The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	December 31,
	2014	2013
In the event of death
Separate account value	$4,288	$5,951
Net amount at risk (1)	$581	$636
Average attained age of contractholders	69 years	68 years
At annuitization (includes income benefit guarantees)
Separate account value	$1,142	$1,463
Net amount at risk (2)	$238	$252
Weighted average waiting period until annuitization options available	None	None
For cumulative periodic withdrawals
Separate account value	$382	$488
Net amount at risk (3)	$8	$9
Accumulation at specified dates
Separate account value	$480	$732
Net amount at risk (4)	$24	$27
Weighted average waiting period until guarantee date	4 years	5 years
____________

(1)	Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance as of the balance sheet date.

(2)	Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.

(3)	Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance as of the balance sheet date.

(4)	Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.

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
The following table summarizes the liabilities for guarantees.

($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2013 (1)	$377	$113	$65	$555
Less reinsurance recoverables	100	99	56	255
Net balance as of December 31, 2013	277	14	9	300
Incurred guarantee benefits	34	—	9	43
Paid guarantee benefits	—	—	—	—
Sold in LBL disposition	(214)	(10)	(3)	(227)
Net change	(180)	(10)	6	(184)
Net balance as of December 31, 2014	97	4	15	116
Plus reinsurance recoverables	98	91	45	234
Balance, December 31, 2014 (2)	$195	$95	$60	$350

Balance, December 31, 2012 (3)	$309	$235	$129	$673
Less reinsurance recoverables	113	220	125	458
Net balance as of December 31, 2012	196	15	4	215
Incurred guarantee benefits	83	(1)	5	87
Paid guarantee benefits	(2)	—	—	(2)
Net change	81	(1)	5	85
Net balance as of December 31, 2013	277	14	9	300
Plus reinsurance recoverables	100	99	56	255
Balance, December 31, 2013 (1)	$377	$113	$65	$555
____________

(1)
Included in the total liability balance as of December 31, 2013 are reserves for variable annuity death benefits of $98 million, variable annuity income benefits of $99 million, variable annuity accumulation benefits of $43 million, variable annuity withdrawal benefits of $13 million and other guarantees of $302 million.

(2)
Included in the total liability balance as of December 31, 2014 are reserves for variable annuity death benefits of $96 million, variable annuity income benefits of $92 million, variable annuity accumulation benefits of $32 million, variable annuity withdrawal benefits of $13 million and other guarantees of $117 million.

(3)
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
In addition, the Company has used reinsurance to effect the disposition of certain blocks of business.  The Company had reinsurance recoverables of $1.46 billion and $1.51 billion as of December 31, 2014 and 2013, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements.  In 2014, premiums and contract charges of $109 million, contract benefits of $36 million, interest credited to contractholder funds of $21 million, and operating costs and expenses of $20 million were ceded to Prudential.  In 2013, premiums and contract charges of $120 million, contract benefits of $139 million, interest credited to contractholder funds of $22 million, and operating costs and expenses of $23 million were ceded to Prudential.  In 2012, premiums and contract charges of $128 million, contract benefits of $91 million, interest credited to contractholder funds of $23 million, and operating costs and expenses of $25 million were ceded to Prudential.  In addition, as of December 31, 2014 and 2013 the Company had reinsurance recoverables of $157 million and $156 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.
As of December 31, 2014, the gross life insurance in force was $424.34 billion of which $97.57 billion was ceded to the unaffiliated reinsurers.
The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Direct	$1,084	$2,093	$2,121
Assumed
Affiliate	130	124	115
Non-affiliate	614	68	40
Ceded-non-affiliate	(392)	(618)	(654)
Premiums and contract charges, net of reinsurance	$1,436	$1,667	$1,622

The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Direct	$1,295	$1,805	$2,051
Assumed
Affiliate	88	82	80
Non-affiliate	398	50	34
Ceded-non-affiliate	(329)	(331)	(644)
Contract benefits, net of reinsurance	$1,452	$1,606	$1,521
The effects of reinsurance on interest credited to contractholder funds for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Direct	$827	$1,240	$1,288
Assumed
Affiliate	9	9	10
Non-affiliate	82	29	19
Ceded-non-affiliate	(27)	(27)	(28)
Interest credited to contractholder funds, net of reinsurance	$891	$1,251	$1,289
Reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2014	2013
Annuities	$1,594	$1,648
Life insurance	910	1,025
Long-term care insurance	80	78
Other	2	3
Total	$2,586	$2,754
As of December 31, 2014 and 2013, approximately 92% and 92%, respectively, of the Company’s reinsurance recoverables are due from companies rated A- or better by S&P.
11.  Deferred Policy Acquisition and Sales Inducement Costs
Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Balance, beginning of year	$1,331	$1,834	$2,165
Classified as held for sale, beginning balance	743	—	—
Total, including those classified as held for sale	2,074	1,834	2,165
Acquisition costs deferred	163	254	262
Amortization charged to income	(162)	(240)	(324)
Effect of unrealized gains and losses	(97)	226	(269)
Sold in LBL disposition	(707)	(743)	—
Balance, end of year	$1,271	$1,331	$1,834
DSI activity, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2014	2013	2012
Balance, beginning of year	$42	$41	$41
Classified as held for sale, beginning balance	28	—	—
Total, including those classified as held for sale	70	41	41
Sales inducements deferred	4	24	22
Amortization charged to income	(4)	(7)	(14)
Effect of unrealized gains and losses	(3)	12	(8)
Sold in LBL disposition	(23)	—	—
Classified as held for sale, ending balance	—	(28)	—
Balance, end of year	$44	$42	$41

12.  Guarantees and Contingent Liabilities
Guaranty funds
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.  Amounts assessed to each company are typically related to its proportion of business written in each state.  The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency and the amount of the loss is reasonably estimable.  In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction.  In certain states there must also be a final order of liquidation.  As of December 31, 2014 and 2013, the liability balance included in other liabilities and accrued expenses was $10 million and $27 million, respectively.  The related premium tax offsets included in other assets were $15 million and $31 million as of December 31, 2014 and 2013, respectively.
Guarantees
The Company owns certain investments that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these investments, as measured by the amount of the aggregate initial investment, was $4 million as of December 31, 2014.  The obligations associated with these investments expire at various dates on or before March 11, 2018.
Related to the sale of LBL on April 1, 2014, the Company has agreed to indemnify Resolution Life Holdings, Inc. related to representations, warranties and covenants of the Company, as well as for certain liabilities specifically excluded from the transaction, subject to certain contractual limitations as to the Company’s maximum obligation. Indemnifications related to representations and warranties made by the Company will expire by March 31, 2015, except for those pertaining to certain tax items. Management does not believe these indemnification provisions will have a material effect on results of operations, cash flows or financial position of the Company.
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
The aggregate liability balance related to all guarantees was not material as of December 31, 2014.
Regulation and Compliance
The Company is subject to extensive laws, regulations and regulatory actions.  From time to time, regulatory authorities or legislative bodies seek to impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, and otherwise expand overall regulation of insurance products and the insurance industry.  In addition, the Company is subject to laws and regulations administered and enforced by federal agencies and other organizations, including but not limited to the Securities and Exchange Commission, the Financial Industry Regulation Authority, and the U.S. Department of Justice. The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting.  The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies.  As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies.  Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred.  The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.

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
The Internal Revenue Service (“IRS”) is currently examining the Allstate Group’s 2011 and 2012 federal income tax returns.  The IRS has completed its examination of the Allstate Group’s 2009 and 2010 federal income tax returns and a final settlement related to the examination was approved by the IRS Appeals Division on September 19, 2014.  The Allstate Group’s tax years prior to 2009 have been examined by the IRS and the statute of limitations has expired on those years.  Any adjustments that may result from IRS examinations of the Allstate Group’s tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.
The Company had no liability for unrecognized tax benefits as of December 31, 2014, 2013 or 2012, and believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months.  No amounts have been accrued for interest or penalties.
The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2014	2013
Deferred assets
Difference in tax bases of investments	$31	$44
Deferred reinsurance gain	20	23
Sale of subsidiary	—	173
Other assets	15	6
Total deferred assets	66	246
Deferred liabilities
Unrealized net capital gains	(747)	(501)
DAC	(396)	(470)
Life and annuity reserves	(255)	(273)
Other liabilities	(75)	(94)
Total deferred liabilities	(1,473)	(1,338)

Net deferred liability before classification as held for sale	(1,407)	(1,092)

Deferred taxes classified as held for sale	—	(151)

Net deferred liability	$(1,407)	$(941)
Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.
The components of income tax expense for the years ended December 31 are as follows:

($ in millions)	2014	2013	2012
Current	$101	$71	$(82)
Deferred	132	(52)	261
Total income tax expense	$233	$19	$179
The Company paid income taxes of $80 million in 2014 and received refunds of $11 million and $58 million in 2013 and 2012, respectively.  The Company had current income tax receivable of $7 million as of December 31, 2014 and current income tax payable of $5 million as of December 31, 2013.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2014	2013	2012
Statutory federal income tax rate - (benefit) expense	35.0%	(35.0)%	35.0%
Tax credits	(1.9)	(181.8)	(3.8)
Dividends received deduction	(0.9)	(46.1)	(1.4)
Adjustments to prior year tax liabilities	(0.2)	(14.1)	(0.3)
Sale of subsidiary	(1.8)	351.3	—
State income taxes	0.1	15.3	—
Non-deductible expenses	0.2	6.8	0.1
Other	0.2	0.1	—
Effective income tax rate - expense	30.7%	96.5%	29.6%
14.  Capital Structure
Debt outstanding
All of the Company’s outstanding debt as of December 31, 2014 and 2013 relates to intercompany obligations.  These obligations reflect notes due to related parties and are discussed in Note 5.  The Company paid $16 million, $27 million and $48 million of interest on debt in 2014, 2013 and 2012, respectively.
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
Statutory net income of ALIC and its insurance subsidiaries was $1.01 billion, $447 million and $382 million in 2014, 2013 and 2012, respectively.  Statutory capital and surplus was $2.71 billion and $2.88 billion as of December 31, 2014 and 2013, respectively.
Dividend Limitations
The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors.  The payment of shareholder dividends by ALIC to AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months.  The Company did not pay dividends in 2014. Based on the formula and absent the limitation discussed as follows, the maximum amount of dividends ALIC would be able to pay without prior IL DOI approval at a given point in time during 2015 is $819 million.  However, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for ALIC totaled $122 million as of December 31, 2014.
Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write.  Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators.  A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity.  Companies that do not maintain statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions.  Company action level RBC is significantly in excess of the minimum capital requirements.  Total statutory capital and surplus and authorized control level RBC of ALIC were $2.71 billion and $499 million, respectively, as of December 31, 2014.  ALIC’s insurance subsidiaries are included as a component of ALIC’s total statutory capital and surplus.

Intercompany transactions
Notification and approval of intercompany lending activities is also required by the IL DOI when ALIC does not have unassigned surplus and for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.
16.  Benefit Plans
Pension and other postretirement plans
Defined benefit pension plans, sponsored by the Corporation, cover most full-time employees, certain part-time employees and employee-agents.  Benefits under the pension plans are based upon the employee’s length of service and eligible annual compensation.  The cost allocated to the Company for the pension plans was $7 million, $51 million and $36 million in 2014, 2013 and 2012, respectively.
The Corporation has reserved the right to modify or terminate its benefit plans at any time and for any reason.
Allstate 401(k) Savings Plan
Employees of AIC are eligible to become members of the Allstate 401(k) Savings Plan (“Allstate Plan”).  The Corporation’s contributions are based on the Corporation’s matching obligation and certain performance measures. The cost allocated to the Company for the Allstate Plan was $7 million, $6 million and $6 million in 2014, 2013 and 2012, respectively.
17.  Other Comprehensive Income
The components of other comprehensive (loss) income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2014			2013			2012
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$805	$(282)	$523	$(1,047)	$367	$(680)	$1,180	$(414)	$766
Less: reclassification adjustment of realized capital gains and losses	104	(36)	68	42	(15)	27	(84)	29	(55)
Unrealized net capital gains and losses	701	(246)	455	(1,089)	382	(707)	1,264	(443)	821
Unrealized foreign currency translation adjustments	(6)	2	(4)	3	(1)	2	—	—	—
Other comprehensive income (loss)	$695	$(244)	$451	$(1,086)	$381	$(705)	$1,264	$(443)	$821
18.  Quarterly Results (unaudited)

($ in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues	$1,049	$1,049	$851	$1,087	$823	$1,016	$937	$1,076
Net income (loss)	127	109	132	150	84	(394)	183	97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062
We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of December 31, 2014 and 2013, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder’s Equity, and Cash Flows for each of the three years in the period ended December 31, 2014.  Our audits also included the consolidated financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP
Chicago, Illinois
March 4, 2015

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

Part III
Item 14.  Principal Accounting Fees and Services
(1), (2), (3) and (4) Disclosure of fees -
The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2014 and 2013.

	2014	2013 (c)
Audit fees (a)	$2,760,340	$3,037,600
Audit related fees (b)	81,000	102,000
Total fees	$2,841,340	$3,139,600

(a)
Fees for audits of annual financial statements, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents, and review of documents filed with the Securities and Exchange Commission. The amount disclosed does not reflect reimbursed audit fees received from third-party reinsurers in the amounts of $216,400 and $304,000 for 2014 and 2013, respectively.

(b)	Audit related fees relate primarily to professional services such as other attest services.

(c)	Total fees for 2013 have been adjusted to reflect an increase of $72,000 for scope changes related to a disposition transaction not included in the prior year disclosure.

(5)(i) and (ii) Audit Committee’s pre-approval policies and procedures -
The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life.  Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99 – The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant’s Services (the “Pre-Approval Policy”).  In addition, in 2005 the Audit Committee of Allstate Life adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life.  All of the services provided by Deloitte & Touche LLP to Allstate Life in 2014 and 2013 were approved by The Allstate Corporation and Allstate Life Audit Committees.

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

Item 15.  (a) (3)

The following is a list of the exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3(i)	Articles of Amendment to the Articles of Incorporation of Allstate Life Insurance Company dated December 29, 1999.	10	000-31248	3.1	April 24, 2002
3(ii)	Amended and Restated By-Laws of Allstate Life Insurance Company effective March 15, 2007.	8-K	000-31248	3(ii)	March 20, 2007
4	See Exhibits 3 (i) and 3 (ii).
10.2	Credit Agreement dated April 27, 2012 among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Bank of America, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	1-11840	10.6	May 2, 2012
10.3	Amendment No. 1 to Credit Agreement dated as of April 27, 2014	8-K	1-11840	10.1	April 29, 2014
10.4	Surplus Note Purchase Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective, August 1, 2005.	10-Q	000-31248	10.2	November 7, 2005
10.5	Pledge and Security Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective August 1, 2005.	10-Q	000-31248	10.3	November 7, 2005
10.6	Intercompany Loan Agreement between The Allstate Corporation, Allstate Life Insurance Company, and other certain subsidiaries of The Allstate Corporation effective February 1, 1996.	10-K	000-31248	10.24	March 13, 2007

10.7	Amended and Restated Intercompany Liquidity Agreement between Allstate Insurance Company, Allstate Life Insurance Company and The Allstate Corporation effective as of May 8, 2008.	10-Q	000-31248	10.2	May 14, 2008
10.8	Revolving Loan Credit Agreement, effective December 20, 2010 between American Heritage Life Insurance Company and Road Bay Investments, LLC.	8-K	000-31248	10.1	December 27, 2010
10.9	Pledge and Security Agreement, dated as of December 20, 2010, between Road Bay Investments, LLC and American Heritage Life Insurance Company securing obligations under the Revolving Loan Credit Agreement.	8-K	000-31248	10.2	December 27, 2010
10.10	Capital Support Agreement between Allstate Life Insurance Company and Allstate Insurance Company effective December 14, 2007.	8-K	000-31248	10.1	February 7, 2008
10.11	Form of Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2004.	10-K	000-31248	10.1	March 17, 2008
10.12	Form of Amendment No. 1 effective January 1, 2009 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates dated as of January 1, 2009.	8-K	000-31248	10.1	February 17, 2010
10.13	Letter Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates, including Allstate Life Insurance Company, effective December 1, 2007.	8-K	000-31248	10.1	May 23, 2008
10.14	Addendum among Allstate Insurance Company and certain affiliates dated August 17, 2011 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective as of January 1, 2004, as amended by amendment No. 1 effective as of January 1, 2009.	10-K	000-31248	10.20	March 8, 2012
10.15	New York Insurer Supplement to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation, Allstate Life Insurance Company of New York and Intramerica Life Insurance Company, effective March 5, 2005.	10-Q	000-31248	10.2	August 8, 2005
10.16	Limited Servicing Agreement among Allstate Life Insurance Company, Allstate Distributors, L.L.C. and Allstate Financial Services, LLC effective October 1, 2002.	10-K	000-31248	10.40	March 17, 2008
10.17	Form of Investment Management Agreement among Allstate Investment Management Company, The Allstate Corporation and certain affiliates effective February 1, 2012.	8-K	000-31248	10.1	February 7, 2012
10.18	Form of Investment Management Agreement among Allstate Investments, LLC, Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2007.	10-K	000-31248	10.12	March 17, 2008
10.19	Investment Advisory Agreement and Amendment to Service Agreement as of January 1, 2002 between Allstate Insurance Company, Allstate Investments, LLC and Allstate Life Insurance Company of New York.	10	000-31248	10.31	April 24, 2002
10.20	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company, effective July 1, 2005.	10-Q	000-31248	10.1	November 7, 2005
10.21	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company effective as of March 31, 2008.	8-K	000-31248	10.1	December 23, 2008
10.22	Investment Advisory Agreement by and between Allstate Insurance Company and Intramerica Life Insurance Company effective July 1, 1999.	10	000-31248	10.29	April 24, 2002
10.23	Assignment and Assumption Agreement dated as of January 1, 2002 among Allstate Insurance Company, Allstate Investments, LLC and Intramerica Life Insurance Company.	10	000-31248	10.30	April 24, 2002

10.24	Assignment & Delegation of Administrative Services Agreements, Underwriting Agreements, and Selling Agreements entered into as of September 1, 2011 between ALFS, Inc., Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C., Charter National Life Insurance Company, Intramerica Life Insurance Company, Allstate Financial Services, LLC, and Lincoln Benefit Life Company.	8-K	000-31248	10.1	September 1, 2011
10.25	Selling Agreement by and among Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc., f/k/a Allstate Life Financial Services, Inc., merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.) effective July 26, 1999.	10-K	000-31248	10.6	March 26, 2004
10.26	Amendment effective August 1, 1999 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.1	November 10, 2004
10.27	Amendment effective September 28, 2001 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.2	November 10, 2004
10.28	Amendment effective February 15, 2002 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.3	November 10, 2004
10.29	Amendment effective April 21, 2003 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.4	November 10, 2004
10.30	Selling Agreement and Addenda to Agreement between Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 17, 2001, December 31, 2001 and November 18, 2002, respectively.	10-K	000-31248	10.39	March 17, 2008
10.31	Selling Agreement by and among Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 1, 2005.	10-K	000-31248	10.7	March 26, 2004
10.32	Selling Agreement by and between Lincoln Benefit Life Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective August 2, 1999.	10-K	000-31248	10.8	March 26, 2004
10.33	Marketing Coordination and Administrative Services Agreement among Allstate Insurance Company, Allstate Life Insurance Company and Allstate Financial Services, LLC effective January 1, 2003.	10-K	000-31248	10.9	March 26, 2004
10.34	First Amendment to Marketing Coordination and Administrative Services Agreement by and among Allstate Life Insurance Company, Allstate Financial Services, LLC and Allstate Insurance Company effective January 1, 2006.	10-Q	000-31248	10.1	August 8, 2006
10.35	Marketing Agreement by and among Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective June 10, 2003.	10-K	000-31248	10.41	March 17, 2008

10.36	Reinsurance and Administrative Services Agreement by and between American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective February 1, 1998.	8-K	000-31248	10.3	January 30, 2008
10.37	Novation and Assignment Agreement by and among Allstate Life Insurance Company, American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective June 30, 2004.	8-K	000-31248	10.2	January 30, 2008
10.38	Amendment to Reinsurance Agreement effective December 1, 2007, by and between American Heritage Life Insurance Company and Allstate Life Insurance Company.	8-K	000-31248	10.1	January 30, 2008
10.39	Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	8-K	000-31248	10.2	January 9, 2008
10.40	Amendment No. 1 dated as of January 1, 2008 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	8-K	000-31248	10.1	January 9, 2008
10.41	Amendment No. 2 dated and effective as of April 1, 2011 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	10-Q	000-31248	10.4	August 5, 2011
10.42	Retrocessional Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	10-K	000-31248	10.23	March 16, 2005
10.43	Reinsurance Agreement effective October 1, 2008 between American Heritage Life Insurance Company and Allstate Life Insurance Company.	8-K	000-31248	10.1	October 28, 2008
10.44	Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.	8-K	000-31248	10.1	July 15, 2010
10.45	Amendment No. 1 dated and effective as of July 18, 2011 to Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.	10-Q	000-31248	10.3	August 5, 2011
10.46	Reinsurance Agreement effective September 30, 2012 between Lincoln Benefit Life Company and Lincoln Benefit Reinsurance Company.	8-K	000-31248	10.1	October 3, 2012
10.47	Form of Tax Sharing Agreement by and among The Allstate Corporation and certain affiliates dated as of November 12, 1996.	10-K	000-31248	10.24	March 17, 2008
10.48	Agreement for the Settlement of State and Local Tax Credits among Allstate Insurance Company and certain of its affiliates, including Allstate Life Insurance Company effective January 1, 2007.	8-K	000-31248	10.1	February 21, 2008
10.49	Stock Purchase Agreement, dated July 17, 2013, among the Registrant, Resolution Life Holdings, Inc., and Resolution Life L.P.	8-K	1-11840	10.1	July 22, 2013
10.50	Amended and Restated Reinsurance Agreement, dated April 1, 2014, between the Registrant and Lincoln Benefit Life Company	8-K	1-11840	10.1	April 7, 2014
10.51	Partial Commutation Agreement, dated April 1, 2014, between the Registrant and Lincoln Benefit Life Company	8-K	1-11840	10.2	April 7, 2014
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
99	The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant’s Services effective February 23, 2009.	10-K	000-31248	99	March 19, 2009
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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
March 4, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Don Civgin	President, Chief Executive Officer	March 4, 2015
Don Civgin	and a Director (Principal Executive Officer)

/s/ Jesse E. Merten	Senior Vice President, Chief Financial	March 4, 2015
Jesse E. Merten	Officer and a Director (Principal Financial Officer)

/s/ Thomas J. Wilson	Chairman of the Board and a Director	March 4, 2015
Thomas J. Wilson

/s/ Michael S. Downing	Director	March 4, 2015
Michael S. Downing

/s/ Angela K. Fontana	Director	March 4, 2015
Angela K. Fontana

/s/ Judith P. Greffin	Director	March 4, 2015
Judith P. Greffin

/s/ Wilford J. Kavanaugh	Director	March 4, 2015
Wilford J. Kavanaugh

/s/ Harry R. Miller	Director	March 4, 2015
Harry R. Miller

/s/ Samuel H. Pilch	Director	March 4, 2015
Samuel H. Pilch

/s/ John C. Pintozzi	Director	March 4, 2015
John C. Pintozzi

/s/ Steven E. Shebik	Director	March 4, 2015
Steven E. Shebik

/s/ Matthew E. Winter	Director	March 4, 2015
Matthew E. Winter

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2014

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$668	$770	$770
States, municipalities and political subdivisions	3,156	3,662	3,662
Foreign governments	654	735	735
Public utilities	3,736	4,235	4,235
Convertibles and bonds with warrants attached	178	156	156
All other corporate bonds	15,551	16,594	16,594
Asset-backed securities	773	765	765
Residential mortgage-backed securities	554	605	605
Commercial mortgage-backed securities	538	579	579
Redeemable preferred stocks	14	16	16
Total fixed maturities	25,822	$28,117	28,117

Equity securities:
Common stocks:
Public utilities	24	$24	24
Banks, trusts and insurance companies	177	177	177
Industrial, miscellaneous and all other	701	743	743
Nonredeemable preferred stocks	25	26	26
Total equity securities	927	$970	970

Mortgage loans on real estate	3,686	$3,922	3,686
Real estate (includes $5 acquired in satisfaction of debt)	32		32
Policy loans	616		616
Derivative instruments	87	$90	90
Limited partnership interests	2,024		2,024
Other long-term investments	1,074		1,074
Short-term investments	857	$857	857
Total investments	$35,125		$37,466

S-1

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2014

Life insurance in force	$119,024	$97,574	$305,313	$326,763	93.4%

Premiums and contract charges:
Life insurance	$1,022	$353	$674	$1,343	50.2%

Accident and health insurance	62	39	70	93	75.3%

Total premiums and contract charges	$1,084	$392	$744	$1,436	51.8%

Year ended December 31, 2013

Life insurance in force	$512,105	$195,414	$28,060	$344,751	8.1%

Premiums and contract charges:
Life insurance	$1,969	$532	$125	$1,562	8.0%

Accident and health insurance	124	86	67	105	63.8%

Total premiums and contract charges	$2,093	$618	$192	$1,667	11.5%

Year ended December 31, 2012

Life insurance in force	$505,436	$208,967	$28,211	$324,680	8.7%

Premiums and contract charges:
Life insurance	$1,978	$550	$95	$1,523	6.2%

Accident and health insurance	143	104	60	99	60.6%

Total premiums and contract charges	$2,121	$654	$155	$1,622	9.6%

(1)	No reinsurance or coinsurance income was netted against premium ceded in 2014, 2013 or 2012.

S-2

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period

Year ended December 31, 2014

Allowance for estimated losses on mortgage loans	$21	$(5)	$—	$8	$8

Year ended December 31, 2013

Allowance for estimated losses on mortgage loans	$42	$(11)	$—	$10	$21

Year ended December 31, 2012

Allowance for estimated losses on mortgage loans	$63	$(5)	$—	$16	$42

S-3