Form 10-Q
period 2015-03-31
ALLSTATE LIFE INSURANCE CO
filed 2015-05-07
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes ___           No   X

As of May 7, 2015, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2015

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended March 31,
	2015	2014
	(unaudited)
Revenues
Premiums	$150	$156
Contract charges	195	267
Net investment income	471	626
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(10)	(8)
OTTI losses reclassified to (from) other comprehensive income	—	(1)
Net OTTI losses recognized in earnings	(10)	(9)
Sales and other realized capital gains and losses	121	9
Total realized capital gains and losses	111	—
	927	1,049
Costs and expenses
Contract benefits	358	411
Interest credited to contractholder funds	191	300
Amortization of deferred policy acquisition costs	40	45
Operating costs and expenses	80	81
Restructuring and related charges	—	2
Interest expense	4	4
	673	843

Loss on disposition of operations	(2)	(59)

Income from operations before income tax expense	252	147

Income tax expense	99	20

Net income	153	127

Other comprehensive income, after-tax
Change in unrealized net capital gains and losses	71	325
Change in unrealized foreign currency translation adjustments	(2)	1
Other comprehensive income, after-tax	69	326

Comprehensive income	$222	$453

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31, 2015	December 31, 2014
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $25,306 and $25,822)	$27,802	$28,117
Mortgage loans	3,795	3,686
Equity securities, at fair value (cost $1,003 and $927)	1,032	970
Limited partnership interests	2,124	2,024
Short-term, at fair value (amortized cost $820 and $857)	820	857
Policy loans	613	616
Other	1,232	1,196
Total investments	37,418	37,466
Cash	244	146
Deferred policy acquisition costs	1,240	1,271
Reinsurance recoverables	2,466	2,586
Accrued investment income	333	333
Other assets	530	537
Separate Accounts	4,303	4,396
Total assets	$46,534	$46,735
Liabilities
Contractholder funds	$21,538	$21,816
Reserve for life-contingent contract benefits	11,498	11,566
Unearned premiums	5	6
Payable to affiliates, net	82	96
Other liabilities and accrued expenses	863	826
Deferred income taxes	1,403	1,407
Notes due to related parties	275	275
Separate Accounts	4,303	4,396
Total liabilities	39,967	40,388
Commitments and Contingent Liabilities (Note 7)
Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,990	1,990
Retained income	3,124	2,973
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	49	47
Other unrealized net capital gains and losses	1,591	1,468
Unrealized adjustment to DAC, DSI and insurance reserves	(187)	(133)
Total unrealized net capital gains and losses	1,453	1,382
Unrealized foreign currency translation adjustments	(5)	(3)
Total accumulated other comprehensive income	1,448	1,379
Total shareholder’s equity	6,567	6,347
Total liabilities and shareholder’s equity	$46,534	$46,735

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Three months ended March 31,
	2015	2014
	(unaudited)
Common stock	$5	$5

Additional capital paid-in	1,990	2,690

Retained income
Balance, beginning of period	2,973	2,447
Net income	153	127
Loss on sale of subsidiary	(2)	—
Balance, end of period	3,124	2,574

Accumulated other comprehensive income
Balance, beginning of period	1,379	928
Change in unrealized net capital gains and losses	71	325
Change in unrealized foreign currency translation adjustments	(2)	1
Balance, end of period	1,448	1,254

Total shareholder’s equity	$6,567	$6,523

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended March 31,
	2015	2014
Cash flows from operating activities	(unaudited)
Net income	$153	$127
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(21)	(17)
Realized capital gains and losses	(111)	—
Loss on disposition of operations	2	59
Interest credited to contractholder funds	191	300
Changes in:
Policy benefits and other insurance reserves	(150)	(175)
Deferred policy acquisition costs	2	5
Reinsurance recoverables, net	6	(28)
Income taxes	(1)	17
Other operating assets and liabilities	21	(83)
Net cash provided by operating activities	92	205
Cash flows from investing activities
Proceeds from sales
Fixed income securities	2,082	817
Equity securities	201	68
Limited partnership interests	109	72
Mortgage loans	—	10
Other investments	5	13
Investment collections
Fixed income securities	618	538
Mortgage loans	74	288
Other investments	13	19
Investment purchases
Fixed income securities	(2,131)	(745)
Equity securities	(254)	(309)
Limited partnership interests	(176)	(112)
Mortgage loans	(182)	(2)
Other investments	(49)	—
Change in short-term investments, net	16	199
Change in policy loans and other investments, net	1	29
Disposition of operations	10	(2)
Net cash provided by investing activities	337	883
Cash flows from financing activities
Contractholder fund deposits	233	371
Contractholder fund withdrawals	(564)	(1,074)
Repayment of notes due to related parties	—	(7)
Net cash used in financing activities	(331)	(710)
Cash classified as held for sale	—	(242)
Net increase in cash	98	136
Cash at beginning of period	146	93
Cash at end of period	$244	$229

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
The condensed consolidated financial statements and notes as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.
Sale of subsidiary
On January 1, 2015, ALIC sold its subsidiary Allstate Assurance Company to its unconsolidated affiliate Allstate Financial Insurance Holdings Corporation. ALIC received $11 million in cash. The $2 million loss on sale was recorded as a decrease to retained income since the sale was between affiliates under common control.
Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2015	2014
Premiums
Traditional life insurance	$129	$123
Immediate annuities with life contingencies	—	5
Accident and health insurance	21	28
Total premiums	150	156

Contract charges
Interest-sensitive life insurance	192	261
Fixed annuities	3	6
Total contract charges	195	267
Total premiums and contract charges	$345	$423
Adopted accounting standard
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which allows entities that invest in certain qualified affordable housing projects through limited liability entities the option to account for these investments using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, the entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense or benefit.  Adoption of the new guidance in the first quarter of 2015 resulted in a one-time $17 million increase in income tax expense.
Pending accounting standard
Amendments to the Consolidation Analysis
In February 2015, the FASB issued guidance affecting the consolidation evaluation for limited partnerships and similar entities, fees paid to a decision maker or service provider, and variable interests in a variable interest entity held by related parties of the reporting enterprise. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015 and may be applied either retrospectively or using a modified retrospective approach with a cumulative-effect adjustment to equity at the beginning of the year of adoption.  The Company is in the process of assessing the impact of adoption which is not expected to be material to the Company’s results of operations or financial position.
2.  Supplemental Cash Flow Information
Non-cash modifications of certain mortgage loans, fixed income securities and other investments, as well as mergers completed with equity securities, totaled $8 million and $46 million for the three months ended March 31, 2015 and 2014, respectively.
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

($ in millions)	Three months ended March 31,
	2015	2014
Net change in proceeds managed
Net change in short-term investments	$18	$(169)
Operating cash flow provided (used)	$18	$(169)

Net change in liabilities
Liabilities for collateral, beginning of period	$(510)	$(328)
Liabilities for collateral, end of period	(492)	(497)
Operating cash flow (used) provided	$(18)	$169

3.  Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
March 31, 2015
U.S. government and agencies	$552	$87	$—	$639
Municipal	3,109	565	(12)	3,662
Corporate	19,039	1,834	(124)	20,749
Foreign government	505	57	—	562
Asset-backed securities (“ABS”)	1,052	12	(21)	1,043
Residential mortgage-backed securities (“RMBS”)	518	59	(4)	573
Commercial mortgage-backed securities (“CMBS”)	518	41	(1)	558
Redeemable preferred stock	13	3	—	16
Total fixed income securities	$25,306	$2,658	$(162)	$27,802

December 31, 2014
U.S. government and agencies	$668	$102	$—	$770
Municipal	3,156	520	(14)	3,662
Corporate	19,465	1,670	(150)	20,985
Foreign government	654	81	—	735
ABS	773	13	(21)	765
RMBS	554	55	(4)	605
CMBS	538	43	(2)	579
Redeemable preferred stock	14	2	—	16
Total fixed income securities	$25,822	$2,486	$(191)	$28,117

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of March 31, 2015:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,220	$1,239
Due after one year through five years	5,226	5,633
Due after five years through ten years	9,516	10,139
Due after ten years	7,256	8,617
	23,218	25,628
ABS, RMBS and CMBS	2,088	2,174
Total	$25,306	$27,802
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Fixed income securities	$334	$474
Mortgage loans	49	75
Equity securities	5	4
Limited partnership interests	72	67
Policy loans	9	11
Other	18	15
Investment income, before expense	487	646
Investment expense	(16)	(20)
Net investment income	$471	$626
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Fixed income securities	$68	$(5)
Mortgage loans	—	3
Equity securities	32	2
Limited partnership interests	4	(5)
Derivatives	7	2
Other	—	3
Realized capital gains and losses	$111	$—
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Impairment write-downs	$(7)	$(4)
Change in intent write-downs	(3)	(5)
Net other-than-temporary impairment losses recognized in earnings	(10)	(9)
Sales	117	7
Valuation and settlements of derivative instruments	4	2
Realized capital gains and losses	$111	$—

Gross gains of $131 million and $17 million and gross losses of $23 million and $14 million were realized on sales of fixed income and equity securities during the three months ended March 31, 2015 and 2014, respectively.
Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended March 31, 2015			Three months ended March 31, 2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(1)	$—	$(1)
Corporate	(3)	—	(3)	—	—	—
RMBS	—	—	—	—	(1)	(1)
Total fixed income securities	(3)	—	(3)	(1)	(1)	(2)
Mortgage loans	—	—	—	4	—	4
Equity securities	(5)	—	(5)	(4)	—	(4)
Limited partnership interests	(2)	—	(2)	(7)	—	(7)
Other-than-temporary impairment losses	$(10)	$—	$(10)	$(8)	$(1)	$(9)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amounts exclude $140 million and $138 million as of March 31, 2015 and December 31, 2014, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2015	December 31, 2014
Municipal	$(5)	$(5)
ABS	(1)	(1)
RMBS	(53)	(55)
CMBS	(6)	(5)
Total	$(65)	$(66)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Beginning balance	$(209)	$(299)
Additional credit loss for securities previously other-than-temporarily impaired	(1)	(1)
Additional credit loss for securities not previously other-than-temporarily impaired	(2)	—
Reduction in credit loss for securities disposed or collected	4	7
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	—	—
Change in credit loss due to accretion of increase in cash flows	1	—
Ending balance	$(207)	$(293)
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
Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2015		Gains	Losses
Fixed income securities	$27,802	$2,658	$(162)	$2,496
Equity securities	1,032	52	(23)	29
Short-term investments	820	—	—	—
Derivative instruments (1)	7	8	(1)	7
Equity method (“EMA”) limited partnerships (2)				(2)
Unrealized net capital gains and losses, pre-tax				2,530
Amounts recognized for:
Insurance reserves (3)				(79)
DAC and DSI (4)				(208)
Amounts recognized				(287)
Deferred income taxes				(790)
Unrealized net capital gains and losses, after-tax				$1,453
_______________

(1)	Included in the fair value of derivative instruments are $7 million classified as assets and $0 million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2014		Gains	Losses
Fixed income securities	$28,117	$2,486	$(191)	$2,295
Equity securities	970	57	(14)	43
Short-term investments	857	—	—	—
Derivative instruments (1)	2	3	(1)	2
EMA limited partnerships				(2)
Unrealized net capital gains and losses, pre-tax				2,338
Amounts recognized for:
Insurance reserves				(28)
DAC and DSI				(176)
Amounts recognized				(204)
Deferred income taxes				(752)
Unrealized net capital gains and losses, after-tax				$1,382
_______________

(1)	Included in the fair value of derivative instruments are $3 million classified as assets and $1 million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the three months ended March 31, 2015 is as follows:

($ in millions)
Fixed income securities	$201
Equity securities	(14)
Derivative instruments	5
Total	192
Amounts recognized for:
Insurance reserves	(51)
DAC and DSI	(32)
Amounts recognized	(83)
Deferred income taxes	(38)
Increase in unrealized net capital gains and losses, after-tax	$71
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

March 31, 2015
Fixed income securities
Municipal	20	$39	$(1)	5	$33	$(11)	$(12)
Corporate	231	1,449	(55)	52	551	(69)	(124)
Foreign government	1	7	—	—	—	—	—
ABS	25	292	(3)	20	174	(18)	(21)
RMBS	18	2	—	42	65	(4)	(4)
CMBS	4	11	—	2	13	(1)	(1)
Total fixed income securities	299	1,800	(59)	121	836	(103)	(162)
Equity securities	245	294	(22)	1	6	(1)	(23)
Total fixed income and equity securities	544	$2,094	$(81)	122	$842	$(104)	$(185)

Investment grade fixed income securities	152	$1,128	$(26)	82	$604	$(65)	$(91)
Below investment grade fixed income securities	147	672	(33)	39	232	(38)	(71)
Total fixed income securities	299	$1,800	$(59)	121	$836	$(103)	$(162)

December 31, 2014
Fixed income securities
U.S. government and agencies	1	$1	$—	—	$—	$—	$—
Municipal	17	90	(1)	10	47	(13)	(14)
Corporate	281	1,780	(69)	91	875	(81)	(150)
Foreign government	—	—	—	1	15	—	—
ABS	19	168	(2)	23	217	(19)	(21)
RMBS	19	3	—	45	73	(4)	(4)
CMBS	8	33	—	3	32	(2)	(2)
Total fixed income securities	345	2,075	(72)	173	1,259	(119)	(191)
Equity securities	294	327	(13)	1	6	(1)	(14)
Total fixed income and equity securities	639	$2,402	$(85)	174	$1,265	$(120)	$(205)

Investment grade fixed income securities	167	$1,275	$(28)	127	$989	$(79)	$(107)
Below investment grade fixed income securities	178	800	(44)	46	270	(40)	(84)
Total fixed income securities	345	$2,075	$(72)	173	$1,259	$(119)	$(191)
As of March 31, 2015, $116 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $116 million, $52 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standards and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
As of March 31, 2015, the remaining $69 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $39 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $69 million, $28 million are related to below investment grade fixed income securities and $2 million are related to equity securities.  Of these amounts, $6 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2015.

ABS, RMBS and CMBS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings.  This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread, and (iii) for ABS and RMBS in an unrealized loss position, credit enhancements from reliable bond insurers, where applicable.  Municipal bonds in an unrealized loss position were evaluated based on the underlying credit quality of the primary obligator, obligation type and quality of the underlying assets.  Unrealized losses on equity securities are primarily related to temporary equity market fluctuations of securities that are expected to recover.
As of March 31, 2015, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of March 31, 2015, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of March 31, 2015 and December 31, 2014, the carrying value of equity method limited partnerships totaled $1.61 billion and $1.52 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of March 31, 2015 and December 31, 2014, the carrying value for cost method limited partnerships was $515 million and $508 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the underlying funds.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2015.
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

($ in millions)	March 31, 2015			December 31, 2014
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$93	$—	$93	$110	$—	$110
1.0 - 1.25	397	—	397	387	—	387
1.26 - 1.50	1,136	1	1,137	1,118	1	1,119
Above 1.50	2,152	—	2,152	2,054	—	2,054
Total non-impaired mortgage loans	$3,778	$1	$3,779	$3,669	$1	$3,670
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2015	December 31, 2014
Impaired mortgage loans with a valuation allowance	$16	$16
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$16	$16
Valuation allowance on impaired mortgage loans	$8	$8
The average balance of impaired loans was $16 million and $46 million for the three months ended March 31, 2015 and 2014, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Beginning balance	$8	$21
Net decrease in valuation allowance	—	(4)
Charge offs	—	(8)
Ending balance	$8	$9
The carrying value of past due mortgage loans is as follows:

($ in millions)	March 31, 2015	December 31, 2014
Less than 90 days past due	$6	$—
90 days or greater past due	—	—
Total past due	6	—
Current loans	3,789	3,686
Total mortgage loans	$3,795	$3,686

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

•
Short-term:  Comprise U.S. Treasury bills valued based on unadjusted quoted prices for identical assets in active markets that the Company can access and actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$137	$502	$—		$639
Municipal	—	3,556	106		3,662
Corporate	—	20,010	739		20,749
Foreign government	—	562	—		562
ABS	—	932	111		1,043
RMBS	—	573	—		573
CMBS	—	558	—		558
Redeemable preferred stock	—	16	—		16
Total fixed income securities	137	26,709	956		27,802
Equity securities	986	7	39		1,032
Short-term investments	63	757	—		820
Other investments: Free-standing derivatives	—	81	2	$(6)	77
Separate account assets	4,303	—	—		4,303
Other assets	1	—	1		2
Total recurring basis assets	5,490	27,554	998	(6)	34,036
Non-recurring basis (1)	—	—	5		5
Total assets at fair value	$5,490	$27,554	$1,003	$(6)	$34,041
% of total assets at fair value	16.1%	80.9%	3.0%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(326)		$(326)
Other liabilities: Free-standing derivatives	—	(12)	(9)	$2	(19)
Total liabilities at fair value	$—	$(12)	$(335)	$2	$(345)
% of total liabilities at fair value	—%	3.5%	97.1%	(0.6)%	100%
 ____________

(1)	Includes $5 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$147	$623	$—		$770
Municipal	—	3,556	106		3,662
Corporate	—	20,193	792		20,985
Foreign government	—	735	—		735
ABS	—	636	129		765
RMBS	—	605	—		605
CMBS	—	578	1		579
Redeemable preferred stock	—	16	—		16
Total fixed income securities	147	26,942	1,028		28,117
Equity securities	927	6	37		970
Short-term investments	90	767	—		857
Other investments: Free-standing derivatives	—	90	2	$(2)	90
Separate account assets	4,396	—	—		4,396
Other assets	1	—	1		2
Total recurring basis assets	5,561	27,805	1,068	(2)	34,432
Non-recurring basis (1)	—	—	9		9
Total assets at fair value	$5,561	$27,805	$1,077	$(2)	$34,441
% of total assets at fair value	16.2%	80.7%	3.1%	—%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(323)		$(323)
Other liabilities: Free-standing derivatives	—	(24)	(9)	$2	(31)
Total liabilities at fair value	$—	$(24)	$(332)	$2	$(354)
% of total liabilities at fair value	—%	6.8%	93.8%	(0.6)%	100.0%

____________

(1)	Includes $6 million of mortgage loans and $3 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(281)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%
December 31, 2014
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(278)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%
If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of March 31, 2015 and December 31, 2014, Level 3 fair value measurements include $856 million and $914 million, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2015.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$106	$—	$1	$—	$—
Corporate	792	(2)	(9)	2	—
ABS	129	—	—	6	(21)
CMBS	1	—	(1)	—	—
Total fixed income securities	1,028	(2)	(9)	8	(21)
Equity securities	37	—	—	—	—
Free-standing derivatives, net	(7)	—	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,059	$(2)	$(9)	$8	$(21)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(323)	$(4)	$—	$—	$—
Total recurring Level 3 liabilities	$(323)	$(4)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2015
Assets
Fixed income securities:
Municipal	$—	$(1)	$—	$—	$106
Corporate	19	(47)	—	(16)	739
ABS	—	—	—	(3)	111
CMBS	—	—	—	—	—
Total fixed income securities	19	(48)	—	(19)	956
Equity securities	2	—	—	—	39
Free-standing derivatives, net	—	—	—	—	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$21	$(48)	$—	$(19)	$989

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$2	$(326)
Total recurring Level 3 liabilities	$—	$—	$(1)	$2	$(326)

 ____________

(1)
The effect to net income totals $(6) million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $(5) million in realized capital gains and losses, $3 million in net investment income and $(4) million in interest credited to contractholder funds.

(2)	Comprises $2 million of assets and $9 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$119	$(1)	$2	$—	$—
Corporate	1,008	5	—	—	(25)
ABS	112	—	—	—	—
CMBS	1	—	—	—	—
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	1,241	4	2	—	(25)
Equity securities	6	—	—	—	—
Free-standing derivatives, net	(5)	(2)	—	—	—
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$1,604	$1	$4	$4	$(27)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(2)	$—	$—	$—
Liabilities held for sale	(246)	17	—	—	—
Total recurring Level 3 liabilities	$(553)	$15	$—	$—	$—

	Transfer from held for sale	Purchases/Issues (2)	Sales	Settlements	Balance as of March 31, 2014
Assets
Fixed income securities:
Municipal	$—	$—	$(1)	$—	$119
Corporate	—	2	(86)	(13)	891
ABS	—	11	—	(1)	122
CMBS	4	—	—	—	5
Redeemable preferred stock	—	—	(1)	—	—
Total fixed income securities	4	13	(88)	(14)	1,137
Equity securities	—	—	—	—	6
Free-standing derivatives, net	—	2	—	(2)	(7)	(3)
Assets held for sale	(4)	—	(8)	(6)	347
Total recurring Level 3 assets	$—	$15	$(96)	$(22)	$1,483

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(11)	$—	$1	$(319)
Liabilities held for sale	—	(4)	—	3	(230)
Total recurring Level 3 liabilities	$—	$(15)	$—	$4	$(549)
__________

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
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 or 2014.
Transfers into Level 3 during the three months ended March 31, 2015 and 2014 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months ended March 31, 2015 and 2014 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
 The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of March 31.

($ in millions)	Three months ended March 31,
	2015	2014
Assets
Fixed income securities:
Municipal	$—	$(1)
Corporate	2	4
Total fixed income securities	2	3
Assets held for sale	—	(1)
Total recurring Level 3 assets	$2	$2

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(4)	$(2)
Liabilities held for sale	—	17
Total recurring Level 3 liabilities	$(4)	$15
 The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(2) million for the three months ended March 31, 2015 and are reported as follows: $(1) million in realized capital gains and losses, $3 million in net investment income and $(4) million in interest credited to contractholder funds.  These gains and losses total $17 million for the three months ended March 31, 2014 and are reported as follows: $1 million in realized capital gains and losses, $3 million in net investment income, $10 million in interest credited to contractholder funds, $5 million in contract benefits and $(2) million in loss on disposition of operations.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	March 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,795	$4,043	$3,686	$3,922
Cost method limited partnerships	515	686	508	686
Bank loans	462	462	431	427
Agent loans	386	379	368	361
Notes due from related party	275	275	275	275
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
Financial liabilities

($ in millions)	March 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$13,408	$14,097	$13,708	$14,364
Notes due to related parties	275	275	275	275
Liability for collateral	492	492	510	510
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

5.  Derivative Financial Instruments
The Company uses derivatives for risk reduction and to increase investment portfolio returns through asset replication. Risk reduction activity is focused on managing the risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, changes in equity market valuations, increases in credit spreads and foreign currency fluctuations.
Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities.  Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates.  The Company uses futures and options for hedging the equity exposure contained in its equity indexed life and annuity product contracts that offer equity returns to contractholders.  In addition, the Company uses interest rate swaps to hedge interest rate risk inherent in funding agreements.  The Company uses foreign currency swaps and forwards primarily to reduce the foreign currency risk associated with holding foreign currency denominated investments.  Credit default swaps are typically used to mitigate the credit risk within the Company’s fixed income portfolio.
The Company may also use derivatives to manage the risk associated with corporate actions, including the sale of a business. During 2014, swaptions were utilized to hedge the expected proceeds from the disposition of Lincoln Benefit Life Company (“LBL”).
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of March 31, 2015, the Company pledged $30 million of cash and securities as margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2015.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$84	n/a	$8	$9	$(1)
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	153	n/a	1	1	—
Equity and index contracts
Options	Other investments	—	3,070	69	69	—
Financial futures contracts	Other assets	—	1,086	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	56	n/a	2	2	—
Credit default contracts
Credit default swaps – buying protection	Other investments	32	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other investments	80	n/a	2	2	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		324	4,156	75	76	(1)
Total asset derivatives		$408	4,156	$83	$85	$(2)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	$85	n/a	$—	$—	$—
Interest rate cap agreements	Other liabilities & accrued expenses	12	n/a	—	—	—
Financial futures contracts	Other liabilities & accrued expenses	—	214	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	3,030	(10)	—	(10)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	45	n/a	—	—	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	590	n/a	(31)	—	(31)
Guaranteed withdrawal benefits	Contractholder funds	408	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,785	n/a	(281)	—	(281)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	15	n/a	—	—	—
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(9)	—	(9)
Subtotal		3,125	3,244	(345)	—	(345)
Total liability derivatives		3,125	3,244	(345)	$—	$(345)

Total derivatives		$3,533	7,400	$(262)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2015
Asset derivatives	$13	$(2)	$(4)	$7	$(5)	$2
Liability derivatives	(10)	2	—	(8)	6	(2)

December 31, 2014
Asset derivatives	$7	$(2)	$—	$5	$(4)	$1
Liability derivatives	(11)	2	—	(9)	7	(2)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $3 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months ended March 31, 2015 or 2014.

($ in millions)	Three months ended March 31,
	2015	2014
Gain (loss) recognized in OCI on derivatives during the period	$8	$(2)
Gain (loss) recognized in OCI on derivatives during the term of the hedging relationship	7	(15)
Loss reclassified from AOCI into income (net investment income)	—	—
Gain reclassified from AOCI into income (realized capital gains and losses)	3	—
The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income.  For the three months ended March 31, 2015 and 2014, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2015
Equity and index contracts	$(1)	$—	$4	$—	$3
Embedded derivative financial instruments	—	—	(3)	—	(3)
Foreign currency contracts	5	—	—	—	5
Total	$4	$—	$1	$—	$5

Three months ended March 31, 2014
Interest rate contracts	$(1)	$—	$—	$(4)	$(5)
Equity and index contracts	—	—	9	—	9
Embedded derivative financial instruments	—	5	(1)	—	4
Credit default contracts	3	—	—	—	3
Total	$2	$5	$8	$(4)	$11
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of March 31, 2015 counterparties pledged $9 million in cash and securities to the Company, and the Company pledged $6 million in securities to counterparties which includes $6 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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
The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	March 31, 2015				December 31, 2014
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$104	$4	$—	1	$164	$2	$1
A	5	161	7	2	3	88	3	1
A-	1	10	—	—	1	8	—	—
BBB+	—	—	—	—	1	11	—	—
BBB	1	50	—	—	1	52	—	—
Total	8	$325	$11	$2	7	$323	$5	$2
__________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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
Certain of the Company’s derivative instruments contain credit-risk-contingent termination events, cross-default provisions and credit support annex agreements.  Credit-risk-contingent termination events allow the counterparties to terminate the derivative agreement or a specific trade on certain dates if AIC’s, ALIC’s or Allstate Life Insurance Company of New York’s (“ALNY”) financial strength credit ratings by Moody’s or S&P fall below a certain level.  Credit-risk-contingent cross-default provisions allow the counterparties to terminate the derivative agreement if the Company defaults by pre-determined threshold amounts on certain debt instruments.  Credit-risk-contingent credit support annex agreements specify the amount of collateral the Company must post to counterparties based on AIC’s, ALIC’s or ALNY’s financial strength credit ratings by Moody’s or S&P, or in the event AIC, ALIC or ALNY are no longer rated by either Moody’s or S&P.
The following summarizes the fair value of derivative instruments with termination, cross-default or collateral credit-risk-contingent features that are in a liability position, as well as the fair value of assets and collateral that are netted against the liability in accordance with provisions within legally enforceable MNAs.

($ in millions)	March 31, 2015	December 31, 2014
Gross liability fair value of contracts containing credit-risk-contingent features	$10	$11
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(2)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(6)	(7)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$2	$2
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

 The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2015
First-to-default Basket
Municipal	$—	$100	$—	$—	$100	$(9)
Index
Corporate debt	1	20	52	7	80	2
Total	$1	$120	$52	$7	$180	$(7)

December 31, 2014
First-to-default Basket
Municipal	$—	$100	$—	$—	$100	$(9)
Index
Corporate debt	—	22	52	6	80	2
Total	$—	$122	$52	$6	$180	$(7)
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
6.  Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Direct	$183	$521
Assumed
Affiliate	32	33
Non-affiliate	210	16
Ceded-non-affiliate	(80)	(147)
Premiums and contract charges, net of reinsurance	$345	$423

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Direct	$274	$493
Assumed
Affiliate	19	23
Non-affiliate	135	13
Ceded-non-affiliate	(70)	(118)
Contract benefits, net of reinsurance	$358	$411
The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended March 31,
	2015	2014
Direct	$158	$298
Assumed
Affiliate	3	2
Non-affiliate	36	7
Ceded-non-affiliate	(6)	(7)
Interest credited to contractholder funds, net of reinsurance	$191	$300

7.  Guarantees and Contingent Liabilities
Guarantees
The Company owns certain investments that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these investments, as measured by the amount of the aggregate initial investment, was $4 million as of March 31, 2015.  The obligations associated with these investments expire at various dates on or before March 11, 2018.
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
Related to the sale of LBL on April 1, 2014, the Company agreed to indemnify Resolution Life Holdings, Inc. in connection with certain representations, warranties and covenants of the Company, and certain liabilities specifically excluded from the transaction, subject to specific contractual limitations regarding the Company’s maximum obligation.  Management does not believe these indemnifications will have a material effect on results of operations, cash flows or financial position of the Company.
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
The aggregate liability balance related to all guarantees was not material as of March 31, 2015.

Regulation and Compliance
The Company is subject to extensive laws, regulations and regulatory conditions.  From time to time, regulatory authorities or legislative bodies seek to impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, and otherwise expand overall regulation of insurance products and the insurance industry.  In addition, the Company is subject to laws and regulations administered and enforced by federal agencies and other organizations, including but not limited to the Securities and Exchange Commission, the Financial Industry Regulation Authority, and the U.S. Department of Justice. The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting.  The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies.  As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies.  Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred.  The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.
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
8.  Other Comprehensive Income
The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended March 31,
	2015			2014
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$212	$(74)	$138	$492	$(173)	$319
Less: reclassification adjustment of realized capital gains and losses	103	(36)	67	(9)	3	(6)
Unrealized net capital gains and losses	109	(38)	71	501	(176)	325
Unrealized foreign currency translation adjustments	(3)	1	(2)	2	(1)	1
Other comprehensive income	$106	$(37)	$69	$503	$(177)	$326

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of March 31, 2015, and the related condensed consolidated statements of operations and comprehensive income, shareholder’s equity and cash flows for the three-month periods ended March 31, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2014, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2015, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 7, 2015

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we,” “our,” “us,” the “Company” or “ALIC”).  It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2014.  We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.
HIGHLIGHTS

•	Net income was $153 million in the first quarter of 2015 compared to $127 million in the first quarter of 2014.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $342 million in the first quarter of 2015, a decrease of 17.0% from $412 million in the first quarter of 2014.

•
Investments totaled $37.42 billion as of March 31, 2015, reflecting a decrease of $48 million from $37.47 billion as of December 31, 2014.  Net investment income decreased 24.8% to $471 million in the first quarter of 2015 from $626 million in the first quarter of 2014.

•	Net realized capital gains totaled $111 million in the first quarter of 2015 compared to zero in the first quarter of 2014.

•	Contractholder funds totaled $21.54 billion as of March 31, 2015, reflecting a decrease of $278 million from $21.82 billion as of December 31, 2014.

•
On April 1, 2014, we sold Lincoln Benefit Life Company’s (“LBL”) life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.

OPERATIONS
Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Revenues
Premiums	$150	$156
Contract charges	195	267
Net investment income	471	626
Realized capital gains and losses	111	—
Total revenues	927	1,049

Costs and expenses
Contract benefits	(358)	(411)
Interest credited to contractholder funds	(191)	(300)
Amortization of DAC	(40)	(45)
Operating costs and expenses	(80)	(81)
Restructuring and related charges	—	(2)
Interest expense	(4)	(4)
Total costs and expenses	(673)	(843)

Loss on disposition of operations	(2)	(59)
Income tax expense	(99)	(20)
Net income	$153	$127

Investments as of March 31	$37,418	$38,451
Investments classified as held for sale as of March 31	—	11,506

Net income was $153 million in the first quarter of 2015 compared to $127 million in the first quarter of 2014.  The increase primarily relates to higher net realized capital gains and lower loss on disposition charges related to the LBL sale, partially offset by the reduction in business due to the sale of LBL on April 1, 2014. Net income in first quarter 2014 included an after-tax loss on disposition of LBL totaling $18 million. Excluding the loss on disposition as well as the net income of the LBL business for first quarter 2014 of $28 million, net income increased $36 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to higher net realized capital gains and lower interest credited to contractholder funds, partially offset by lower net investment income and higher contract benefits.
Analysis of revenues   Total revenues decreased 11.6% or $122 million in the first quarter of 2015 compared to the first quarter of 2014.  Excluding results of the LBL business for first quarter 2014 of $211 million, total revenues increased 10.6% or $89 million in the first quarter of 2015 compared to the first quarter of 2014, due to higher net realized capital gains and higher premiums and contract charges, partially offset by lower net investment income.
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
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2015	2014
Underwritten products
Traditional life insurance premiums	$129	$123
Accident and health insurance premiums	21	28
Interest-sensitive life insurance contract charges	192	261
Subtotal	342	412

Annuities
Immediate annuities with life contingencies premiums	—	5
Other fixed annuity contract charges	3	6
Subtotal	3	11
Premiums and contract charges (1)	$345	$423
____________

(1)	Contract charges related to the cost of insurance totaled $135 million and $185 million for the first quarter of 2015 and 2014, respectively.
Total premiums and contract charges decreased 18.4% or $78 million in the first quarter of 2015 compared to the first quarter of 2014.  Excluding results of the LBL business for first quarter 2014 of $85 million, premiums and contract charges increased $7 million in the first quarter of 2015 compared to the same period of 2014, primarily due to increased traditional life insurance renewal premiums.

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

($ in millions)	Three months ended March 31,
	2015	2014
Contractholder funds, beginning balance	$21,816	$23,604
Contractholder funds classified as held for sale, beginning balance	—	10,945
Total contractholder funds, including those classified as held for sale	21,816	34,549

Deposits
Interest-sensitive life insurance	222	291
Fixed annuities	51	127
Total deposits	273	418

Interest credited	192	301

Benefits, withdrawals, maturities and other adjustments
Benefits	(269)	(375)
Surrenders and partial withdrawals	(301)	(707)
Contract charges	(181)	(260)
Net transfers from separate accounts	1	3
Other adjustments (1)	7	18
Total benefits, withdrawals, maturities and other adjustments	(743)	(1,321)

Contractholder funds classified as held for sale, ending balance	—	(10,661)

Contractholder funds, ending balance	$21,538	$23,286
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

Contractholder funds decreased 1.3% in the first quarter of 2015 primarily due to the continued runoff of our deferred fixed annuity business.
 Contractholder deposits decreased 34.7% in the first quarter of 2015, compared to the same period of 2014, primarily due to lower additional deposits on fixed annuities and lower deposits on interest-sensitive life insurance due to the LBL sale.
 Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 57.4% to $301 million in the first quarter of 2015 from $707 million in the first quarter of 2014.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.9% in the first quarter of 2015 compared to 7.9% in the same period of 2014.
Analysis of costs and expenses Total costs and expenses decreased 20.2% or $170 million in the first quarter of 2015 compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $168 million, total costs and expenses decreased $2 million in the first quarter of 2015 compared to the same period of 2014, primarily due to lower interest credited to contractholder funds, partially offset higher contract benefits and higher operating costs and expenses.
Contract benefits decreased 12.9% or $53 million in the first quarter of 2015 compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $65 million, contract benefits in the first quarter of 2015 increased $12 million compared to the same period of 2014, primarily due to worse life insurance mortality experience.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $129 million and $130 million in the first quarter of 2015 and 2014, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Life insurance	$65	$72
Accident and health insurance	12	8
Annuities	(21)	(20)
Total benefit spread	$56	$60
Benefit spread decreased 6.7% or $4 million in the first quarter of 2015 compared to the same period of 2014. Excluding results of the LBL business for first quarter 2014 of $(1) million, benefit spread decreased $5 million in the first quarter of 2015 compared to the same period of 2014, primarily due to worse life insurance mortality experience.
Interest credited to contractholder funds decreased 36.3% or $109 million in the first quarter of 2015 compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $90 million, interest credited to contractholder funds decreased $19 million in the first quarter of 2015 compared to the same period of 2014, primarily due to lower average contractholder funds and lower interest crediting rates.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $7 million in first quarter 2015 compared to an increase of $17 million in first quarter 2014.
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
The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Annuities and institutional products	$69	$108
Life insurance	35	31
Accident and health insurance	1	4
Net investment income on investments supporting capital	53	70
Investment spread before valuation changes on embedded derivatives that are not hedged	158	213
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(7)	(17)
Total investment spread	$151	$196
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 25.8% or $55 million in the first quarter of 2015 compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $46 million, investment spread before valuation changes on embedded derivatives that are not hedged decreased $9 million in the first quarter of 2015 compared to the same period of 2014, primarily due to lower net investment income, partially offset by lower crediting rates.
To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads. For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale were included for periods prior to April 1, 2014.

	Three months ended March 31,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2015	2014	2015	2014	2015	2014
Interest-sensitive life insurance	5.4%	5.3%	3.9%	3.8%	1.5%	1.5%
Deferred fixed annuities and institutional products	4.3	4.5	2.8	2.8	1.5	1.7
Immediate fixed annuities with and without life contingencies	7.3	7.5	5.9	6.0	1.4	1.5
Investments supporting capital, traditional life and other products	4.4	4.1	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

($ in millions)	March 31,
	2015	2014
Immediate fixed annuities with life contingencies	$8,772	$8,917
Other life contingent contracts and other	2,726	2,716
Reserve for life-contingent contract benefits	$11,498	$11,633

Interest-sensitive life insurance	$7,209	$7,114
Deferred fixed annuities	10,572	12,243
Immediate fixed annuities without life contingencies	3,400	3,618
Institutional products	85	85
Other	272	226
Contractholder funds	$21,538	$23,286

Traditional life insurance	$—	$651
Accident and health insurance	—	1,349
Interest-sensitive life insurance	—	3,495
Deferred fixed annuities	—	7,166
Liabilities held for sale	$—	$12,661
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$39	$45
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	1	—
Amortization (deceleration) acceleration for changes in assumptions (“DAC unlocking”)	—	—
Total amortization of DAC	$40	$45
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 11.1% or $5 million in the first quarter of 2015 compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $5 million, amortization of DAC in the first quarter of 2015 was comparable to the same period of 2014.
Operating costs and expenses decreased 1.2% or $1 million in the first quarter of 2015 compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $8 million, operating costs and expenses increased $7 million in the first quarter of 2015 compared to the same period of 2014.  The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
	2015	2014
Non-deferrable commissions	$4	$9
General and administrative expenses	68	61
Taxes and licenses	8	11
Total operating costs and expenses	$80	$81

Restructuring and related charges	$—	$2
General and administrative expenses increased 11.5% or $7 million in the first quarter of 2015 compared to the same period of 2014, primarily due to a guaranty fund accrual release in the prior year period and reinsurance expense allowances paid to LBL for business reinsured to ALIC after the sale.

Income tax expense included $17 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects in first quarter 2015.
INVESTMENTS
The composition of the investment portfolio as of March 31, 2015 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$27,802	74.3%
Mortgage loans	3,795	10.1
Equity securities (2)	1,032	2.8
Limited partnership interests (3)	2,124	5.7
Short-term investments (4)	820	2.2
Policy loans	613	1.6
Other	1,232	3.3
Total	$37,418	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $25.31 billion.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $1.00 billion.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.18 billion.

(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $820 million.
Investments totaled $37.42 billion as of March 31, 2015, decreasing from $37.47 billion as of December 31, 2014 primarily due to net reductions in contractholder funds, partially offset by higher fixed income valuations.
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of March 31, 2015	Percent to total investments	Fair value as of December 31, 2014	Percent to total investments
U.S. government and agencies	$639	1.7%	$770	2.1%
Municipal	3,662	9.8	3,662	9.8
Corporate	20,749	55.5	20,985	56.0
Foreign government	562	1.5	735	2.0
Asset-backed securities (“ABS”)	1,043	2.8	765	2.0
Residential mortgage-backed securities (“RMBS”)	573	1.5	605	1.6
Commercial mortgage-backed securities (“CMBS”)	558	1.5	579	1.5
Redeemable preferred stock	16	—	16	—
Total fixed income securities	$27,802	74.3%	$28,117	75.0%
As of March 31, 2015, 86.4% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of March 31, 2015.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$639	$87	$—	$—	$639	$87
Municipal	3,605	544	57	9	3,662	553
Corporate
Public	12,268	1,202	2,115	43	14,383	1,245
Privately placed	5,470	458	896	7	6,366	465
Foreign government	562	57	—	—	562	57
ABS
Collateralized debt obligations (“CDO”)	257	(4)	82	(9)	339	(13)
Consumer and other asset-backed securities (“Consumer and other ABS”)	698	4	6	—	704	4
RMBS
U.S. government sponsored entities (“U.S. Agency”)	129	9	—	—	129	9
Non-agency	65	1	379	45	444	46
CMBS	313	13	245	27	558	40
Redeemable preferred stock	16	3	—	—	16	3
Total fixed income securities	$24,022	$2,374	$3,780	$122	$27,802	$2,496
Municipal bonds totaled $3.66 billion as of March 31, 2015 with an unrealized net capital gain of $553 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $20.75 billion as of March 31, 2015, with an unrealized net capital gain of $1.71 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
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
 ABS, including CDO and Consumer and other ABS, totaled $1.04 billion as of March 31, 2015, with 91.6% rated investment grade and an unrealized net capital loss of $9 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
 CDO totaled $339 million as of March 31, 2015, with 75.8% rated investment grade and an unrealized net capital loss of $13 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $704 million as of March 31, 2015, with 99.1% rated investment grade and an unrealized net capital gains of $4 million.
RMBS totaled $573 million as of March 31, 2015, with 33.9% rated investment grade and an unrealized net capital gain of $55 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime,

Alt-A and Subprime loans.  The non-agency portfolio totaled $444 million as of March 31, 2015, with 14.6% rated investment grade and an unrealized net capital gain of $46 million.
CMBS totaled $558 million as of March 31, 2015, with 56.1% rated investment grade and an unrealized net capital gain of $40 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.80 billion as of March 31, 2015 and primarily comprise loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.
Limited partnership interests consist of investments in private equity/debt, real estate and other funds.  The limited partnership interests portfolio is diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types.  The following table presents information about our limited partnership interests as of March 31, 2015.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Other funds	Total
Cost method of accounting (“Cost”)	$434	$81	$—	$515
Equity method of accounting (“EMA”)	1,097	382	130	1,609
Total	$1,531	$463	$130	$2,124

Number of managers	98	23	3	124
Number of individual funds	174	43	3	220
Largest exposure to single fund	$83	$39	$63	83
____________

(1)	Includes $350 million of infrastructure and real asset funds.
The following tables show the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended March 31,
	2015				2014
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$13	$26	$39	$(2)	$18	$39	$57	$(6)
Real estate funds	6	28	34	—	6	6	12	(1)
Other funds	—	(1)	(1)	—	—	(2)	(2)	—
Total	$19	$53	$72	$(2)	$24	$43	$67	$(7)
Limited partnership interests produced income, excluding impairment write-downs, of $72 million in the three months ended March 31, 2015 compared to $67 million in the three months ended March 31, 2014.  Higher EMA limited partnership income resulted primarily from favorable real estate valuations.  Economic conditions that have contributed to favorable market performance continue to be reflected in strong limited partnership results, but we continue to expect this income to vary significantly between periods. Income on EMA limited partnerships is recognized on a delay due to the availability of the related financial statements.  The recognition of income on private equity/debt funds and real estate funds are generally on a three month delay and the income recognition on other funds is generally on a one month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $2.53 billion as of March 31, 2015 compared to $2.34 billion as of December 31, 2014.  The increase for fixed income securities was primarily due to a decrease in risk-free interest rates, partially offset by the realization of unrealized net capital gains through sales. The following table presents unrealized net capital gains and losses.

($ in millions)	March 31, 2015	December 31, 2014
U.S. government and agencies	$87	$102
Municipal	553	506
Corporate	1,710	1,520
Foreign government	57	81
ABS	(9)	(8)
RMBS	55	51
CMBS	40	41
Redeemable preferred stock	3	2
Fixed income securities	2,496	2,295
Equity securities	29	43
Derivatives	7	2
EMA limited partnerships	(2)	(2)
Unrealized net capital gains and losses, pre-tax	$2,530	$2,338
The unrealized net capital gain for the fixed income portfolio totaled $2.50 billion and comprised $2.66 billion of gross unrealized gains and $162 million of gross unrealized losses as of March 31, 2015.  This is compared to an unrealized net capital gain for the fixed income portfolio totaling $2.30 billion, comprised of $2.49 billion of gross unrealized gains and $191 million of gross unrealized losses as of December 31, 2014.
Gross unrealized gains and losses on fixed income securities by type and sector as of March 31, 2015 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Energy	$2,428	174	(33)	$2,569
Banking	955	44	(29)	970
Transportation	995	128	(12)	1,111
Utilities	3,666	556	(11)	4,211
Capital goods	1,940	200	(11)	2,129
Basic industry	1,198	71	(11)	1,258
Consumer goods (cyclical and non-cyclical)	3,916	328	(8)	4,236
Communications	1,532	135	(3)	1,664
Technology	960	63	(2)	1,021
Financial services	1,029	103	(1)	1,131
Other	420	32	(3)	449
Total corporate fixed income portfolio	19,039	1,834	(124)	20,749
U.S. government and agencies	552	87	—	639
Municipal	3,109	565	(12)	3,662
Foreign government	505	57	—	562
ABS	1,052	12	(21)	1,043
RMBS	518	59	(4)	573
CMBS	518	41	(1)	558
Redeemable preferred stock	13	3	—	16
Total fixed income securities	$25,306	$2,658	$(162)	$27,802
The energy, banking and transportation sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2015.  In general, the gross unrealized losses are related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
The unrealized net capital gain for the equity portfolio totaled $29 million and comprised $52 million of gross unrealized gains and $23 million of gross unrealized losses as of March 31, 2015.  This is compared to an unrealized net capital gain for the equity portfolio totaling $43 million, comprised of $57 million of gross unrealized gains and $14 million of gross unrealized losses as of December 31, 2014.

Global oil prices have declined significantly in recent months. Within the energy sector, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil prices continue to decline or remain at depressed levels for an extended period, certain issuers and investments may come under duress. Corporate fixed income and equity securities with gross unrealized losses that have direct exposure to the energy sector, have an aggregate carrying value of $578 million and gross unrealized losses of $37 million as of March 31, 2015. Approximately 80% of the $2.57 billion of corporate fixed income securities with direct exposure to the energy sector were investment grade as of March 31, 2015.
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2015	2014
Fixed income securities	$334	$474
Mortgage loans	49	75
Equity securities	5	4
Limited partnership interests	72	67
Policy loans	9	11
Other	18	15
Investment income, before expense	487	646
Investment expense	(16)	(20)
Net investment income	$471	$626
Net investment income decreased 24.8% or $155 million in the first quarter of 2015 compared to the first quarter of 2014. Excluding results of the LBL business for first quarter 2014 of $126 million, net investment income decreased $29 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to lower average investment balances.
Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2015	2014
Impairment write-downs	$(7)	$(4)
Change in intent write-downs	(3)	(5)
Net other-than-temporary impairment losses recognized in earnings	(10)	(9)
Sales	117	7
Valuation and settlements of derivative instruments	4	2
Realized capital gains and losses, pre-tax	111	—
Income tax expense	(39)	—
Realized capital gains and losses, after-tax	$72	$—
Impairment write-downs, which include changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended March 31,
	2015	2014
Fixed income securities	$(3)	$(1)
Mortgage loans	—	4
Equity securities	(2)	—
Limited partnership interests	(2)	(7)
Impairment write-downs	$(7)	$(4)
Impairment write-downs on fixed income securities for the three months ended March 31, 2015 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to cost method limited partnerships that experienced declines in portfolio valuations deemed to be other-than-temporary.

Change in intent write-downs totaling $3 million in the three months ended March 31, 2015 were primarily related to the repositioning and ongoing portfolio management of our equity securities.
Sales generated $117 million of net realized capital gains in the three months ended March 31, 2015 primarily related to fixed income and equity securities in connection with ongoing portfolio management.
Valuation and settlements of derivative instruments generated net realized capital gains of $4 million for the three months ended March 31, 2015 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. Dollar.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	March 31, 2015	December 31, 2014
Common stock, retained income and additional capital paid-in	$5,119	$4,968
Accumulated other comprehensive income	1,448	1,379
Total shareholder’s equity	6,567	6,347
Notes due to related parties	275	275
Total capital resources	$6,842	$6,622
Shareholder’s equity increased in the first quarter of 2015, primarily due to net income and increased unrealized net capital gains on investments.
Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.  In February 2015, A.M. Best affirmed our insurance financial strength rating of A+ and the outlook for the rating remained stable. There have been no changes to our insurance financial strength ratings from S&P or Moody’s since December 31, 2014.
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
Allstate parent company capital capacity  The Corporation has at the parent holding company level deployable assets totaling $3.37 billion as of March 31, 2015 comprising cash and investments that are generally saleable within one quarter.  This provides funds for the parent company’s fixed charges and other corporate purposes.
The Company has access to additional borrowing to support liquidity through the Corporation as follows.  The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of March 31, 2015, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements.  In April 2015, the Corporation extended the maturity date of this facility to April 2020, upon approval of existing or replacement lenders.  The facility is fully subscribed among 11 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.

This ratio was 11.7% as of March 31, 2015.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the first three months of 2015.

•
A universal shelf registration statement was filed by the Corporation with the Securities and Exchange Commission on April 30, 2015.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 491 million shares of treasury stock as of March 31, 2015), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $21.54 billion as of March 31, 2015.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2015.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,545	16.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,923	27.5
Market value adjustments (2)	2,266	10.5
Subject to discretionary withdrawal without adjustments (3)	9,804	45.5
Total contractholder funds (4)	$21,538	100.0%

____________

(1)	Includes $2.37 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.60 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	86% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $850 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.9% and 7.9% in the first three months of 2015 and 2014, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows  As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first three months of 2015 compared to the first three months of 2014 was primarily due to lower net investment income and higher income tax payments, partially offset by lower contracts benefits paid.
Lower cash provided by investing activities in the first three months of 2015 compared to the first three months of 2014 was primarily the result of increased purchases of securities net of increased sales and maturities, due in part to lower contractholder fund disbursements.
Lower cash used in financing activities in the first three months of 2015 compared to the first three months of 2014 was primarily due to lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits.

Forward-Looking Statements
This report contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. We believe these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements include risks related to: (1) changes in underwriting and actual experience; (2) reestimates of reserves for claims; (3) the influence of changes in market interest rates on spread-based products; (4) changes in estimates of profitability on interest-sensitive life products; (5) reducing our concentration in spread-based business and exiting certain distribution channels; (6) changes in tax laws; (7) our ability to mitigate the capital impact associated with statutory reserving requirements; (8) compliance and operational issues relating to dispositions and acquisitions of businesses; (9) market risk and declines in credit quality relating to our investment portfolio; (10) our subjective determination of the fair value of our fixed income and equity securities and the amount of realized capital losses recorded for impairments of our investments; (11) competition in the insurance industry; (12) conditions in the global economy and capital markets; (13) losses from legal and regulatory actions; (14) restrictive regulation and regulatory reforms; (15) the availability of reinsurance at current levels and prices; (16) credit risk of our reinsurers; (17) a downgrade in our financial strength ratings; (18) the effect of adverse capital and credit market conditions; (19) failure in cyber or other information security systems; (20) the impact of a large scale pandemic, the threat of terrorism or military action; (21) changes in accounting standards; (22) the realization of deferred tax assets; (23) loss of key vendor relationships or failure of a vendor to protect confidential information; and (24) failure to protect intellectual property. Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recent Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statement.

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
Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and Compliance” in Note 7 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 5. Other Information

On May 5, 2015, the Registrant entered into a Reinsurance Agreement (the “Agreement”) effective April 1, 2015, with Allstate Assurance Company (“AAC”). Pursuant to the terms of this Agreement, the Registrant will retrocede to AAC 100% of the Registrant’s liability for certain universal life insurance policies. In exchange for such retrocession, the Registrant will transfer to AAC assets in an amount approximately equal to the retroceded liabilities.
The Registrant is a direct wholly owned subsidiary of Allstate Insurance Company, a wholly owned subsidiary of The Allstate Corporation. AAC is a direct wholly owned subsidiary of Allstate Financial Insurance Holdings Corporation, a direct wholly owned subsidiary of The Allstate Corporation. The Agreement is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.

Item 6.  Exhibits

(a)            Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Reinsurance Agreement between Allstate Life Insurance Company and Allstate Assurance Company effective April 1, 2015					X
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 7, 2015, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

May 7, 2015
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)